Form 10-K
period 2007-12-31
Heckmann CORP
filed 2008-03-31
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
Commission File Number: 001-33816
HECKMANN CORPORATION
(Exact name of small business issuer in its charter)

Delaware	26-0287117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75080 Frank Sinatra Drive
Palm Desert, CA	92211
(Address of principal executive offices)	(Zip Code)
(760) 341-3606
(Company’s telephone number including area code)
Securities registered under Section 12(b) of the Exchange Act:

Units Common Stock, $0.001 par value Common Stock Purchase Warrants	American Stock Exchange American Stock Exchange American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act:
None
Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 25, 2008 was $438,346,080.
The number of shares outstanding of the Company’s common stock as of March 25, 2008 was 67,646,800.

HECKMANN CORPORATION

HECKMANN CORPORATION

Certain Terms
Throughout this document, unless otherwise specified or if the context otherwise requires, the “Company”, “we”, “us”, and “our” refer to Heckmann Corporation, a blank check company organized under the laws of the State of Delaware on May 29, 2007.
Forward-Looking Statements
This Annual Report contains statements that are forward-looking and as such are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future.
All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

HECKMANN CORPORATION
PART I

Item 1.	Business
Introduction
We are a blank check development stage company organized under the laws of the State of Delaware on May 29, 2007. We were formed to acquire or acquire control of one or more operating businesses through a business combination.
On November 16, 2007, we consummated our initial public offering (the “Offering”) of 54,116,800 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of $401,594,741, including net proceeds of $30,628,992 resulting from the underwriters’ partial exercise of their over-allotment option. We also consummated a private placement of warrants (the “Sponsor Warrants”) to our Company’s founders at an aggregate purchase price of $7,000,000, or $1.00 per warrant, immediately prior to the consummation of the Offering. We have broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating company or companies that at the time of such business combination has a fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions) (a “Business Combination”). There is no assurance that we will be able to successfully consummate a Business Combination.
Upon the closing of the Offering, $428,071,040 was placed in a trust account (the “Trust Account”) to be held until the earlier of (i) the consummation of our initial Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consists of the proceeds of the Offering and the private placement of Sponsor Warrants, discussed above, as well as $19,482,048 of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.
Our efforts in identifying a prospective target business will not be limited to a particular industry or geographic region. Instead we intend to focus on various industries and target businesses that capitalize on growth in the global economy.
Business Strategy
We have identified the following criteria that we believe are important and that we intend to use in evaluating business combination opportunities. While we intend to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business combination opportunity which we ultimately determine to pursue may not meet one or more of these criteria:
•	defensible business niche;
•	opportunity for growth and sector leadership ;
•	opportunity for add-on acquisitions; and
•	demonstrable profitability, strong free cash flow, and prospective growth prospects.
We seek to capitalize on the significant acquisition, governance and corporate formation experience of our Chairman and Chief Executive Officer, Richard J. Heckmann. Mr. Heckmann served as Chief Executive Officer and Chairman of the Board of Directors of K2 Inc., or K2, a manufacturer of sporting goods equipment, until his retirement from K2 on August 8, 2007. K2 was acquired by Jarden Corporation on August 8, 2007. During his tenure as Chairman and Chief Executive Officer of K2 beginning in November 2002, K2 (which was in workout status at that time) more than doubled revenues, which grew from approximately $582 million for the year ended December 31, 2002 to approximately $1.4 billion for the year ended December 31, 2006 and tripled net income, which grew from approximately $12.1 million for the year ended December 31, 2002 to approximately $37.7 million for the year ended December 31, 2006. Prior to joining K2, Mr. Heckmann founded United States Filter Corporation in 1990 and was its Chief Executive Officer. Mr. Heckmann also has extensive experience with business acquisitions. While he was with United States Filter Corporation, it consummated over 150 acquisitions, ranging up to $1.7 billion in value. Mr. Heckmann was directly involved in locating targets and conducting business diligence with respect to a significant number of United States Filter Corporation’s and K2’s acquisitions. During Mr. Heckmann’s tenure at K2, K2 consummated over 20 acquisitions, the largest of which was valued at $150 million.

Mr. Heckmann has an agreement with K2 that prohibits him from competing with K2 for a period of three years from August 8, 2007 and prohibits him from soliciting K2’s employees or the business of any of K2’s customers, suppliers or distributors for a period of four years from August 8, 2007. K2’s product lines consist primarily of skiing, baseball, fishing, flotation device, skate board and paintball products. Although Mr. Heckmann’s non-competition obligation prevents us from acquiring a target company that competes in any of these product lines, our efforts in identifying a prospective target business will not be limited by industry. Because our efforts to identify and consummate a prospective business combination will be significantly broader than K2’s focus, we do not expect that Mr. Heckmann’s non-competition obligation will have a material impact on our ability to find and consummate a business combination, nor do we expect Mr. Heckmann’s non-solicitation obligation to have a material impact on us.
In addition to Mr. Heckmann, we will seek to capitalize on the significant business experience and contacts of our board of directors, the other members of which are Dan Quayle, Dr. Alfred E. Osborne, Jr. and Lou L. Holtz. Dan Quayle served as a congressman, senator and the 44th Vice President of the United States. Mr. Quayle joined Cerberus Capital Management, L.P., or Cerberus, in 1999, and currently serves as Chairman of Cerberus Global Investments. Dr. Alfred E. Osborne, Jr. is the Senior Associate Dean in the UCLA Anderson School of Management, a position he assumed in July 2003. Lou L. Holtz became a college football television analyst for ESPN in September 2005 after his retirement as the head football coach of the University of South Carolina in November 2004. Prior to joining the University of South Carolina in 1999, Mr. Holtz held various coaching positions, including 11 seasons at the University of Notre Dame from 1986 to 1996.
These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting our target acquisition, and structuring, negotiating and consummating an acquisition. We believe the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts and their transactional experience will contribute to our ability to successfully identify and consummate an acquisition.
Effecting a Business Combination
General
We intend to utilize the cash proceeds of our initial public offering and the concurrent private placement of Sponsor Warrants, our capital stock, debt or a combination of these as the purchase consideration in a Business Combination. While substantially all of the net proceeds of our initial public offering and the concurrent private placement of Sponsor Warrants are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes, other than as discussed below. If we engage in a business combination with a target business using our capital stock and/or debt financing as the consideration to fund the combination, proceeds from our initial public offering and the concurrent private placement of Sponsor Warrants will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an existing public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be sold. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.
Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other potential contracted parties that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account established in connection with our initial public offering for the benefit of our public stockholders. In the event that a vendor refuses to execute such a waiver, we will execute an agreement with that entity only if we first determine that we are unable to obtain substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills we believe to be superior to those of other consultants that would agree to execute a waiver or a situation in which we do not believe we would be able to find a provider of required services willing to provide the waiver. If a potential vendor refuses to execute such a waiver, then Mr. Heckmann will be personally liable to cover the potential claims for services rendered and goods sold, in each case to us, but only if, and to the extent that, the claims would otherwise reduce the trust account proceeds payable to our public stockholders in the event of a liquidation. However, if a vendor executes a waiver, then Mr. Heckmann will have no personal liability as to any claims of that vendor.

Subject to the requirement that a target business or businesses have a fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions of approximately $19.5 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although we will assess the risks inherent in a particular target business, we cannot assure you that our assessment will result in identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.
Sources of Target Businesses
We anticipate that target businesses may be brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. We may also identify a target business through our own contacts within the private and public markets. While Mr. Heckmann is not committed to spending full-time on our business and our directors have no commitment to spend any time in identifying or performing due diligence on potential target businesses, our management team believes that the relationships developed over their careers may generate a number of potential target businesses that will warrant further investigation.
We may pay fees or compensation to third parties for their efforts in introducing us to potential targets. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We do not anticipate use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to completion of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any member of our management team any finder’s fee or other compensation for services rendered to us in connection with the consummation of a business combination. In addition, members of our management team will not receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided after consummating a business combination.
Selecting A Target Business And Structuring A Business Combination
Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets (excluding deferred underwriting discounts and commissions of approximately $19.5 million) at the time of such business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective target business.
In evaluating a prospective target business, we will primarily consider the criteria and guidelines set forth above under the caption “Business Strategy.” In addition, we will consider, among other factors, the following:
•	financial condition and results of operations;
•	growth potential;
•	brand recognition and potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	existing distribution arrangements and the potential for expansion;
•	degree of current or potential market acceptance of the products or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	impact of regulation on the business;
•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions; and
•	costs associated with completing the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations we deem relevant to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and review of financial and other information made available to us.
The time required to select and evaluate a target business and to structure and complete the business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.
Fair Market Value Of Target
The initial target business must have a collective fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions of approximately $19.5 million) at the time we combine. Notwithstanding such fact, we may seek to consummate a business combination with an initial target business or businesses with a collective fair market value in excess of 80% of our net assets. If so, we will probably need to obtain additional financing to consummate such a business combination.
The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criterion. Any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and such investment banking firm will be a consenting expert. We will not obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business has sufficient fair market value to meet the threshold criterion.
Lack Of Business Diversification
While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of our net assets (excluding deferred underwriting discounts and commissions of approximately $19.5 million) at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with several operating businesses. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses, or acquisitions in progress, as if they had been combined historically.
A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the total fair market value of the acquired business could fall below our required fair market value threshold.

Accordingly, while it is possible that we may attempt to effectuate our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, we will probably not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:
•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
If we complete a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.
Limited Ability to Evaluate the Target Business’ Management
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs thereafter. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the particular operations of the target business.
Following a business combination, we may seek to recruit additional managers to supplement our management team and the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that added managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Opportunity for Stockholder Approval of Business Combination
Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effectuate our initial business combination that meet our acquisition criteria until the expiration of 24 months from consummation of our initial public offering. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which, among other matters, will include a description of the operations of the target business and audited historical financial statements based on United States generally accepted accounting principles.
In connection with the vote required for any business combination, our initial stockholders have agreed to vote their respective shares of common stock acquired by them prior to or after our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. To do so, a stockholder must also exercise the conversion rights described below.

Conversion Rights
At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price (“Conversion Price”), will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which will be paid from the trust account, and net of interest income of up to $4.5 million previously released to us to fund our working capital requirements (subject to the tax holdback and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. The Conversion Price, based upon the proceeds of our initial public offering and the concurrent private placement of the Sponsor Warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, will be less than the per-unit offering price of $8.00 in our initial public offering.
In connection with the vote required for any business combination, our initial stockholders have agreed to vote their respective shares of common stock acquired by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. As a result, our initial stockholders will not be able to exercise conversion rights with respect to shares acquired by them before our initial public offering.
An eligible stockholder may request conversion at any time after the mailing of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise their conversion rights, such stockholder will not have their shares of common stock converted to a pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account will still have the right to exercise the warrants that they received as part of the units. We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their conversion rights.
If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination will not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Such public stockholders will only be entitled to their pro rata share of the aggregate amount on deposit in the trust account in the event they elect to vote against a subsequent business combination which is approved by stockholders and completed, or in connection with our dissolution and liquidation.
Since the Conversion Price may be lower than the $8.00 per unit offering price in our initial public offering, and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.
Procedures Required for Conversion
An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement, which will occur at least ten business days prior to the stockholders meeting, and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose. Any request for conversion, once made, may be withdrawn at any time prior to the date of the meeting. If a stockholder wishes to exercise its conversion rights, it must vote against the proposed business combination, demand that we convert its shares into cash by marking the appropriate space on the proxy card, and provide physical or electronic delivery of its stock certificates prior to the stockholders meeting concerning approval of the initial business combination. If, notwithstanding the stockholder’s vote, the proposed business combination is consummated, then such stockholder will be entitled to receive a pro rata share of the trust account, including any undistributed interest earned thereon as calculated two business days prior to the consummation of the proposed business combination, but excluding any portion of the underwriters’ deferred discount. The stockholder will not be able to transfer its shares following the approval of our initial business combination by our stockholders unless the definitive agreement relating to the proposed business combination is terminated. A stockholder who exercises its conversion rights will exchange its shares of our common stock for cash and will no longer own those shares of common stock, although it will still have the right to exercise any warrants such stockholder still holds. If the proposed business combination is not consummated then a stockholder’s shares will not be converted into cash and will be returned to the stockholder, even if such stockholder elected to convert.

We will require public stockholders to tender their shares to our transfer agent prior to the stockholders meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise their conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which the stockholder could monitor the price of the stock in the market. If the price rose above the conversion price, the stockholder could sell its shares in the open market before actually delivering its shares to the company for cancellation in consideration for the conversion price. Thus, the conversion right, to which the stockholders were aware they needed to commit before the stockholders meeting, would become a “put” right surviving past the consummation of the business combination until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved.
In order to physically deliver their stock certificates, stockholders will have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent will be available to assist with the process. No later than the day prior to the stockholders meeting, the stockholder must present a written instruction to our transfer agent that the stockholder wishes to convert his shares into a pro rata share of the trust account and confirming that the stockholder has held the shares since the record date and will not sell or transfer the shares prior to the closing of our business combination. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholders meeting will not be converted into cash. In the event that a stockholder tenders his shares and decides prior to the stockholders meeting that he does not want to convert his shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.
Liquidation If No Business Combination
If we do not complete a business combination by November 16, 2009, we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest and net of any income taxes due on such interest that will be paid from the trust account, and interest income on the trust account balance released to us to fund working capital requirements and up to $75,000 of accrued interest to pay the costs of our dissolution and liquidation (subject to the tax holdback), plus any remaining assets.
If we are unable to conclude an initial business combination then the per-share liquidation price (“Liquidation Price”) may be lower than the per-unit offering price of $8.00 in our initial public offering. The Liquidation Price includes approximately $19.5 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.
Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. Prior to our completing an initial business combination or liquidating, we are permitted to draw from the trust account interest income of up to $4.5 million to fund our working capital requirements (net of taxes).

Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our dissolution we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders. While we intend to pay such amounts, if any, from the interest on the trust account available to us for working capital, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private placement of the Sponsor Warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors. If we dissolve and liquidate prior to a business combination, Mr. Heckmann has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business reduce the amounts in the trust account available for distribution to our stockholders in the event of a liquidation, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims by the underwriters in connection with our initial public offering. The Company is satisfied that Mr. Heckmann will be able to satisfy this obligation; however, there is no guarantee that Mr. Heckmann will be able to do so. Additionally, the underwriters have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes their deferred underwriters’ discount.
Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than Liquidation Price based upon the proceeds of our initial public offering and the concurrent private placement of the Sponsor Warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.
Amended and Restated Certificate of Incorporation
Our Amended and Restated Certificate of Incorporation sets forth certain requirements and restrictions that apply to us until the consummation of a business combination. Specifically, our Amended and Restated Certificate of Incorporation provides, among other things, that:
•	a certain amount of our initial offering proceeds will be placed into the trust account, which proceeds may not be disbursed from the trust account except in connection with a business combination or thereafter, upon our dissolution and liquidation, for the payment of taxes on interest earned by the trust account, to the extent of $4,500,000 of interest (net of taxes) that may be released to us or to the extent of $75,000 of accrued interest on the trust account to pay our expenses of liquidation and dissolution, if necessary;
•	prior to the consummation of a business combination, we will submit the business combination to our stockholders for approval;
•	we may consummate the business combination if it and an amendment to our Amended and Restated Certificate of Incorporation to permit our perpetual existence are approved by a majority of the shares of common stock voted by the public stockholders and public stockholders owning less than 30% of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights;
•	if a business combination is approved and consummated, public stockholders who voted against the business combination may exercise their conversion rights and receive their pro rata share of the trust account;
•	if a business combination is not consummated within 24 months of our initial public offering, our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities;
•	upon our dissolution, we will distribute to our public stockholders their pro rata share of the trust account in accordance with the trust agreement and the requirements of the Delaware General Corporation Law; and
•	we may not consummate any other merger, acquisition, asset purchase or similar transaction prior to our initial business combination.

Competition
In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check special purpose acquisition companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:
•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;
•	our obligation to convert into cash up to 30% of our shares of common stock held by our public stockholders who vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination;
•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses;
•	our ability to pay a substantial break-up fee to a target business in the event we are unable to consummate the business combination or to provide for an indemnity in case of breach of a definitive agreement may not be viewed favorably by certain target businesses; and
•	the requirement to acquire an operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $19.5 million) could require us to acquire the assets of several operating businesses at the same time, all of which would be contingent on the concurrent closings of each other, which could make it more difficult to consummate the business combination.
Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.
Administrative Services Agreement
We have agreed to pay Heckmann Enterprises, Inc., an entity owned and controlled by Mr. Heckmann, a total of $10,000 per month for office space, administrative services and secretarial support. This arrangement is not intended to provide Mr. Heckmann compensation in lieu of a salary. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees.
Facilities
We currently maintain our executive offices at 75080 Frank Sinatra Drive, Palm Desert, CA 92211. The cost for this space is included in the $10,000 monthly fee described above. We believe, based on rents and fees for similar services that the administrative fee charged by Heckmann Enterprises, Inc., is at least as favorable as we could have obtained from an unaffiliated person.
Employees
We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information
We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, this annual report contains financial statements audited and reported on by our independent registered public accounting firm.
We will not acquire a target business if we cannot obtain audited financial statements based on United States generally accepted accounting principles for such target business. We will provide these financial statements in the proxy solicitation materials sent to stockholders for the purpose of seeking stockholder approval of our initial business combination. Our management believes that the need for target businesses to have, or be able to obtain, audited financial statements may limit the pool of potential target businesses available for acquisition.
We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors
Factors that could adversely affect our ability to obtain favorable results and maintain or increase stockholder value include, among other things:
We are a newly formed, development stage company with a limited operating history and no revenues from operations, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed development stage company with limited operating results. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no definitive agreement with any prospective target businesses concerning a business combination and may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we spend the $4.5 million released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.
We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.
We must complete a business combination with a fair market value of at least 80% of our net assets at the time of the business combination (excluding deferred underwriting discounts and commissions of approximately $19.5 million) by November 16, 2009. If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline.

If we liquidate before consummating a business combination, our public stockholders may receive less than $8.00 per share on distribution of trust account funds and our warrants will expire worthless.
We believe that in the event of liquidation, and taking into account interest on the trust net of taxes, the per-share liquidation price (“Liquidation Price”) may be higher than $8.00. However, if we are unable to complete a business combination and must liquidate our assets, then the Liquidation Price, taking into account interest, may be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses, the planned costs of seeking a business combination, and the potential for third party claims discussed below. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we liquidate before completing a business combination.
You will not be entitled to protections normally afforded to investors of blank check companies.
Since the net proceeds of our public offering are intended to be used to consummate a business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to those rules, including Rule 419, our units are tradable and we have a longer period of time to consummate a business combination in certain circumstances and with fewer investor protections than we would if we were subject to Rule 419.
If third parties bring claims against us, the proceeds held in trust could be reduced and the Liquidation Price received by you could be reduced.
Our placing of funds in trust may not fully protect those funds from third party claims against us. Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our dissolution we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders. While we intend to pay such amounts, if any, from the interest on the trust account available to us for working capital, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent them from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private placement of the Sponsor Warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Mr. Heckmann will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Mr. Heckmann will be able to satisfy those obligations.
Since we are industry agnostic respecting our target business search, you cannot currently ascertain the merits or risks of the industry in which we may ultimately operate.
We intend to consummate a business combination with a company in any industry or geography we choose that we believe will provide significant opportunities for growth. We are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter into a business combination. Although we will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control. We also cannot assure you that your investment in our company will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business. Except for the limitation that our initial business combination will have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

Because we may acquire a company that has sales or operations outside of the United States, we may be subject to various risks of operating in foreign jurisdictions
If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination, including:
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	government instability;
•	different or inadequate banking systems;
•	currency fluctuations;
•	foreign exchange controls;
•	restrictions on the repatriation of profits or payment of dividends; or
•	nationalization or expropriation of property.
Our founders may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.
Our founders have agreed to waive their right to receive distributions with respect to the shares underlying their 13,530,000 units. In the event we dissolve and liquidate because we fail to complete a business combination, the shares and warrants owned by our founders will be worthless, resulting in potentially significant losses for our founders. Our founders’ desire to avoid rendering their securities worthless may result in a conflict of interest when they determine whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interests, and the conflict of interest will increase as we approach the November 16, 2009 deadline.
We may issue shares of our capital stock, including through convertible debt securities, to consummate a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2007, there are 107,706,400 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and 1,000,000 shares of preferred stock available for issuance. Although we have no current commitments we may be required to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to consummate a business combination. Issuing additional shares of our common stock or any of shares of our preferred stock:
•	may significantly reduce the equity interest of our stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;
•	may cause a change in control if a substantial number of our shares of common stock are issued, which could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock and warrants.

In addition, we may incur substantial debt to complete a business combination. Incurring debt could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and such covenant is breached without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	other disadvantages compared to our competitors who may have less debt.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution conducted in accordance with the Delaware General Corporation Law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after we liquidate; therefore, we do not intend to comply with those procedures.
Because we will not be complying with those procedures, we are required, pursuant to Section 281(b) of the Delaware General Corporation Law, to adopt a plan of distribution that will reasonably provide for our payment, based on facts known to us at such time, of (1) all existing claims including those that are contingent, (2) all pending proceedings to which we are a party and (3) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the closing of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. If our plan of distribution complies with Section 281(b) of the Delaware General Corporation Law, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share or the amount distributed to the stockholder. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Our initial stockholders currently control us and may influence certain actions requiring a stockholder vote.
Heckmann Enterprises, Inc., and our initial stockholders own approximately 13,530,000 of our issued and outstanding shares of common stock, 13,530,000 warrants underlying those shares, and 7,000,000 Sponsor Warrants. Ownership of common stock combined with additional potential share ownership from exercising warrants, could allow Mr. Heckmann, along with the other initial stockholders, to further influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.
Our Board of Directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of a business combination. If there is an annual meeting of stockholders, only a minority of the board of directors will be considered for election and our initial stockholders will have considerable influence on the outcome of that election. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates are not prohibited from purchasing our common stock in the aftermarket. If they do so, our initial stockholders will have a greater influence on the vote taken in connection with a business combination. Heckmann Enterprises, Inc., and our initial stockholders have agreed that any common stock they acquire in or after our initial public offering will be voted in favor of a business combination presented to our public stockholders.
The officers and directors of any acquired company may resign upon consummation of a business combination.
The role of an acquired company’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquired company’s management team will remain associated with the combined company following a business combination, it is possible that members of the management of an acquired company will not wish to remain in place. If not, then we will be unable to rely on the experience of the target’s management team, and the results of the combined company may suffer.

We will have only limited ability to evaluate the management of the target business.
Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.
Our Chief Executive Officer and directors may have future conflicts of interest in determining to which entity a particular business opportunity should be presented.
Neither Mr. Heckmann nor our directors have been or currently are a principal of, or affiliated or associated with, any other special purpose acquisition company. Mr. Heckmann has expressed his full time commitment to our success, but the amount of time that he will devote in any period will vary based on many factors, including whether a target acquisition has been selected and the stage of the acquisition process we are in. However, all of our directors currently are, and our officers may in the future become, affiliated with additional entities which may be engaged in activities similar to those we intend to conduct. Additionally, Mr. Heckmann and our directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations. Accordingly, Mr. Heckmann and our directors may have a conflict of interest in determining when a particular business opportunity will be presented to us and when it will be presented to such other entity.
Our resources could be wasted in researching failed acquisitions which could adversely affect subsequent attempts to locate and acquire or merge with another business.
We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control such as 30% or more of our public stockholders voting against the business combination and opting to have us redeem their stock for a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
Because our pre-IPO shares are prohibited from participating in any liquidation distribution, our founders may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.
Our initial stockholders have waived their right to receive distributions with respect to the shares of common stock purchased by them before our initial public offering if we liquidate because we fail to complete a business combination. The personal and financial interests of Messrs. Heckmann, Holtz, Osborne and Quayle may influence their identification and selection of a target business, and may affect how or when we complete a business combination. The exercise of discretion by Messrs. Heckmann, Holtz, Osborne and Quayle in identifying and selecting one or more suitable target businesses may result in a conflict of interest when they decide if the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our future operations may depend on a single business in a single non-diverse industry.
The net proceeds from our initial public offering, exercise of the over-allotment, and the private placement of the Sponsor Warrants provided us with approximately $428.1 million dollars that we may use to complete a business combination. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of our net assets at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $19.5 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of our net assets (excluding deferred underwriting discounts and commissions of approximately $19.5 million). Due to these added risks, it is likely we will complete our initial business combination with one target business using the proceeds of our initial public offering and the private placement of the Sponsor Warrants. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in diversified industries or industry segments.
If inadequate due diligence investigation of a target business requires subsequent write-offs that impair our financial condition and stock price, then you could lose some or all of your investment.
In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If we fail to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.
We are depending on limited funds to conduct our search for a target business and to complete our initial business combination.
We currently estimate that the $4.5 million of interest earned on the trust account that has been released to us to cover our operating expenses will be sufficient to allow us to operate for at least 24 months, after the closing of our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate.

We may not be able to get additional financing and that could compel us to restructure or abandon a particular business combination.
We believe that the net proceeds of our initial public offering and the private placement of Sponsor Warrants are sufficient to allow us to consummate a business combination. However, we cannot assure you that we will be able to complete a business combination or that we will have sufficient capital to complete a combination with a particular target business. If the net proceeds of our initial public offering and the private placement of the Sponsor Warrants are not sufficient to facilitate a particular business combination because:
•	of the size of the target business;
•	of the depletion of offering proceeds not in trust or available to us from interest earned on the trust account balance that is expended in search of a target business; or
•	we must convert into cash a significant number of shares of common stock owned by stockholders who elect to exercise their conversion rights and we had anticipated using such cash to consummate the business combination, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. Neither our management team nor any other party is required to provide any financing to us in connection with, or following, a business combination.
Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect a business combination.
The units sold in our initial public offering included warrants to purchase 54,116,800 shares of common stock. We also sold a total of 7,000,000 Sponsor Warrants to purchase shares of our common stock to our initial stockholders. If we issue common stock to consummate a business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of the warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Our warrants may make it more difficult to complete a business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.
Our warrants are not exercisable unless, at the time of exercise, a current prospectus relating to the common stock issuable upon exercise of the warrants is available and the common stock underlying the warrants has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holders of our warrants. Under the terms of the warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. In addition, the warrant agreement provides that under no circumstances will we be required to net cash settle the exercise of the warrants. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire. Thus, our warrants may be deprived of any value, the market for our warrants may be limited and a purchaser of a unit may pay the full unit purchase price solely for the shares underlying the unit (since the warrants may expire worthless).

Sponsor Warrants have a superior exercise right to warrants received in our initial public offering.
The Sponsor Warrants held by our initial stockholders may be exercised pursuant to an exemption to the requirement that the securities underlying such warrants be registered pursuant to an effective registration statement. Therefore, the Sponsor Warrants may be exercised whether or not a current registration statement is in place. The warrants issued in our initial public offering were not issued under this exemption and therefore they may only be exercised if a current registration statement is in place. The Company is required only to use its best efforts to maintain a current registration statement; therefore, the warrants issued in our initial public offering may expire worthless.
The grant of registration rights to our initial stockholders may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our common stock.
Our initial stockholders can demand that we register the resale of their securities at any time commencing three months prior to the date on which their securities are released from escrow. In addition, our initial stockholders can demand that we register the Sponsor Warrants and the underlying shares of common stock that they will hold at any time after such warrants become exercisable by their terms. We will bear the cost of registering these securities. If our initial stockholders exercise their registration rights in full, there will then be an additional 13,530,000 shares of common stock (net of redemption) and 7,000,000 shares of common stock issued on exercise of the Sponsor Warrants, respectively, that are eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make a business combination more costly or difficult to conclude.
If we are deemed to be an investment company, we must meet burdensome compliance requirements and restrictions on our activities may increase the difficulty of completing a business combination.
We do not believe that our planned principal activities will subject us to the Investment Company Act of 1940. In this regard, our agreement with the trustee states that proceeds in the trust account will only be invested in “government securities” (as such term is defined in the Investment Company Act of 1940) and one or more money market funds, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. This investment restriction is intended to facilitate our not being considered an investment company under the Investment Company Act of 1940. However, if we are deemed to be subject to that act, compliance with these additional regulatory burdens would increase our operating expenses and could make a business combination more difficult to complete.

Our ability to successfully consummate a business combination and to be successful thereafter will largely depend upon the efforts of our directors and Chief Executive Officer, Mr. Heckmann. The loss of Mr. Heckmann could affect our ability to operate.
Our ability to successfully consummate a business combination is largely dependent upon the efforts of our Chief Executive Officer and directors, especially Mr. Heckmann, our Chairman and Chief Executive Officer. We have not entered into an employment agreement with Mr. Heckmann, nor have we obtained “key man” life insurance. We believe that our success depends on the continued service of Mr. Heckmann. We cannot assure you that Mr. Heckmann will remain with us for the immediate or foreseeable future. In addition, though Mr. Heckmann has expressed his full time commitment to our success, he is not required to commit any specified amount of time to our affairs and, accordingly, he may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. The loss of the services of Mr. Heckmann or any other of our directors could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking suitable target acquisitions to consummate a business combination.
Foreign currency fluctuations could adversely affect our business and financial results.
A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.
We will not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.
The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions of approximately $19.5 million) at the time of our initial business combination, we will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. Generally Accepted Accounting Principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.
We allow our public stockholders owning up to 30% of the shares sold in our initial public offering to exercise their conversion rights. This high threshold will make it easier for us to consummate a business combination with which you may not agree.
When we seek stockholder approval of a business combination, we will offer each public stockholder (but not our founders with respect to any shares they owned prior to the consummation of our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following conditions are met: (1) an amendment to our amended and restated certificate of incorporation to permit our perpetual existence is approved by a majority of the shares of common stock voted by the public stockholders, (2) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (3) our public stockholders owning less than 30% of the shares sold in our initial public offering both vote against the proposed acquisition and exercise their conversion rights. Some other blank check companies have a lower conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Therefore, because we permit a larger number of stockholders to exercise their conversion rights, it may be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us.

Our initial business combination may require us to use substantially all of our cash to pay the purchase price. In such case, because we will not know how many stockholders may exercise conversion rights, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We do not own any real estate or other physical properties. Our headquarters are located at 75080 Frank Sinatra Dr., Palm Desert, California 92211. We have agreed to pay Heckmann Enterprises, Inc., a monthly fee of $10,000 for office space and administrative services, including secretarial support. We believe that our office facilities are suitable and adequate for our current operations.

Item 3.	Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of stockholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our units, which consist of one share of our common stock, par value $0.001 per share, and one warrant to purchase a share of our common stock, trade on the American Stock Exchange under the symbol “HEK.U.” Our common stock has traded separately on the American Stock Exchange under the symbol “HEK” since November 20, 2007. Our warrants have traded separately on the American Stock Exchange under the symbol “HEK.WS” since November 20, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination or November 9, 2008. Our warrants will expire on November 9, 2011, or earlier upon redemption.
The following tables set forth, for the calendar quarter indicated, the high and low sale prices for the Company’s units, common stock and warrants, respectively, as reported on the American Stock Exchange.
Units

Quarter ended	High	Low
December 31, 2007	$8.08	$7.90

(1)	Represents the high and low sale prices for our units from our initial public offering on November 16, 2007.
Common Stock

Quarter ended	High	Low
December 31, 2007	$7.35	$7.21

(1)	Represents the high and low sale prices for our shares of common stock from November 20, 2007, the date that our common stock first became separately tradable.
Warrants

Quarter ended	High	Low
December 31, 2007	$.79	$.70

(1)	Represents the high and low sale prices for our shares of common stock from November 20, 2007, the date that our common stock first became separately tradable.
Dividends
We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph
The following graph compares the cumulative total return for our common stock from November 20, 2007, the date our common stock first became separately tradable, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph assumes $100 invested on November 20, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering
On June 21, 2007, in connection with our formation and initial capitalization, we sold 14,375,000 units at an aggregate price of $71,875, or $0.005 per unit, to our founders without registration under the Securities Act of 1933, as amended. The foregoing units were issued on June 21, 2007, and each of the recipients of such units is an “accredited investor” as defined under Regulation D of the Securities Act of 1933, as amended. As such, the foregoing units were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Of this total, 13,975,000 founders’ units were issued to Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, our Chairman of the Board and Chief Executive Officer. The remaining 400,000 units were issued to the members of our board of directors other than Mr. Heckmann. Upon the consummation of the Offering and the partial exercise of the over-allotment option by the underwriters, 845,000 units were redeemed for $4,225.
On October 3, 2007, we entered into amended agreements to sell 7,000,000 Warrants (the “Sponsor Warrants”) to our founders without registration under the Securities Act of 1933, as amended. The initial subscription agreements were entered into on June 21, 2007. On November 16, 2007, the Company completed the sale of 7,000,000 Sponsor Warrants at a purchase price of $1.00 per Sponsor Warrant generating gross proceeds to the Company of $7,000,000. Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, Chairman of the Board and Chief Executive Officer of the Company, purchased 5,000,000 Sponsor Warrants. The Company’s other directors purchased an aggregate of 2,000,000 Sponsor Warrants. These warrants were issued immediately prior to the consummation of our initial public offering, and each of the recipients of such warrants is an “accredited investor” as defined under Regulation D of the Securities Act, of 1933 as amended. As such, these warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The warrants were sold for an aggregate price of $7,000,000 at a price of $1.00 per warrant. No underwriting discounts or commissions were paid with respect to such sales.
On November 16, 2007, the Company consummated its initial public offering (the “IPO”) of 54,116,800 units, including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Approximately $428.1 million of the proceeds from the IPO, including approximately $19.5 million of underwriters’ deferred discount and the sale of the Sponsor Warrants, were placed in a trust account maintained by American Stock Transfer & Trust Company, acting as trustee. On November 16, 2007, we used $262,453 of our general working capital to repay the note payable to Mr. Heckmann. The note was repaid in full and cancelled.

We incurred additional offering expenses of approximately $1,034,250, which have been charged to additional paid-in capital.
As of December 31, 2007, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of $1.0 million of the interest earned on the funds held in the trust account through December 31, 2007, approximately $429.6 million was held in trust and we had approximately $1.5 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6.	Selected Financial Data
The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report on Form 10-K.
Income Statement Data

For the Period
May 29, 2007
(Inception)
through
December 31,
2007
Loss from operations	$(169,045)
Interest income, net	2,486,027

Income before provision for taxes	2,316,982
Provision for income taxes	1,171,109

Net income	1,145,873
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	(264,976)

Net income attributable to common stockholders	$880,897

Weighted average number of shares of common stock outstanding—basic and diluted	25,305,415

Net income per share—basic and diluted	$0.03
Balance Sheet Data

December 31,
2007
Cash and cash equivalents	$872,252
Prepaid expenses	142,082
Cash and cash equivalents held in trust account	429,560,517
Deferred tax asset	71,687

Total assets	$430,646,538

Total liabilities	$20,838,274
Common stock subject to redemption	128,419,158
Deferred interest income attributable to common stock subject to possible redemption (net of income taxes of $181,865)	264,976
Total stockholders’ equity	281,124,130

Total liabilities and stockholders’ equity	$430,646,538

As of December 31, 2007 the total assets amount includes approximately $429.6 million being held in the trust account, $408.6 million of which will be available to us for the purposes of consummating a business combination within the time period described in this annual report, with $19.5 million in deferred underwriting fees payable upon consummation of a business combination and the remaining $1.5 million being available to us for general working capital purposes. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.
We will not proceed with a business combination if public stockholders owning 30.0% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights.
Accordingly, we may effect a business combination if public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 29.99 % of the 54,116,800 shares of common stock sold in our initial public offering, or 16,235,039 shares of common stock, at an initial per share conversion price of $7.91, without taking into account interest earned on the trust account. The actual per share conversion price will be equal to the amount in the trust account, including all accrued interest, as of two business days prior to the proposed consummation of the business combination, divided by the number of shares of common stock sold in this our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.
This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.
We were formed on May 29, 2007 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intend to use cash derived from the net proceeds of our initial public offering, and the exercise by the underwriters of their over-allotment option, together with any additional financing arrangements that we undertake, to effect a business combination.
On November 16, 2007, we sold a total of 7,000,000 Sponsor Warrants at a purchase price of $1.00 per Sponsor Warrant in a private placement transaction with our founding officers and directors. Of that total 5,000,000 Sponsor Warrants were sold to Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, Chairman of the Board and Chief Executive Officer of the Company, and the remaining 2,000,000 were sold to our directors other than Mr. Heckmann for an aggregate purchase price of $7,000,000. Subsequently, the 5,000,000 Sponsor Warrants held by Heckmann Acquisition, LLC were transferred to Heckmann Enterprises, Inc, an entity owned and controlled by Mr. Heckmann. On November 16, 2007, we consummated our initial public offering of 54,116,800 units (“Units”), including 4,116,800 Units pursuant to the partial Over-Allotment Option exercise, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of approximately $421,071,040 net of underwriting discounts and commissions of approximately $10,823,360 (including approximately $19,482,048 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination).
As of December 31, 2007, approximately $429.6 million was held in trust and we had approximately $1.5 million of unrestricted cash that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.
We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):
•	may significantly reduce the equity interest of our stockholders;
•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, result in the resignation or removal of one or more of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;
•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and
•	our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.
Through December 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We have neither engaged in any operations nor generated any revenues other than interest income earned on the proceeds of our private placement and initial public offering. For the period ended December 31, 2007, we earned approximately $2.5 million in interest income, all of which was received into the trust account.
As of December 31, 2007, we had approximately $1.5 million of unrestricted interest earned on the funds held in the trust account available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through December 31, 2007:

Net proceeds from our initial public offering and private placement of warrants	$408,588,992
Deferred underwriters’ discounts and compensation	19,482,048
Total interest received to date	2,489,477
Less total interest disbursed to us for working capital through December 31, 2007	1,000,000

Total funds held in trust account through December 31, 2007	$429,560,517

For the period ended December 31, 2007, we paid or incurred an aggregate of approximately $0.3 million in expenses for the following purposes:
•	premiums associated with our directors and officers liability insurance;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and
•	miscellaneous expenses.
We believe that we will have sufficient funds to allow us to operate through December 31, 2008, assuming that a business combination is not consummated during that time. Approximately $4,500,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:
•	payment of premiums associated with our director’s and officer’s insurance;
•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;
•	due diligence and investigation of prospective target businesses;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and
•	other miscellaneous expenses.

Recent Accounting Pronouncements
Fair Value Measurements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities, the adoption of SFAS 157 has been deferred until January 1, 2009. We are currently evaluating the adoption of SFAS 157 and its impact on our financial position and results of operation.
The Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159.
Business Combinations — In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature of financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.
Noncontrolling interests in Consolidated Financial Statements — and amendment of ARB No. 51 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements — and amendment of ARB No. 51. The provisions of SFAS No. 160 establish accounting and reporting standards for the noncontrolling interests of a subsidiary. The provisions of SFAS No. 160 are effective for us in fiscal year 2009 and will be applied prospectively, except for the presentation of the noncontrolling interests, which for all periods would be reclassified to equity in the consolidated balance sheet and adjusted out of net income in the consolidated statements of operations. We are currently evaluating the impact of the provisions of SFAS No. 160 on our future consolidated financial statements.
Recent Developments
On February 4, and March 3, 2008, we withdrew $3,000,000 and $500,000, respectively, of interest earned on the funds held in the trust account for working capital. On March 13, 2008, we withdrew $935,000 of interest earned on the funds held in the trust account for the purposes of paying taxes on the aggregate amount of interest on the funds held in the trust account
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.
As of December 31, 2007, approximately $410.1 million (excluding approximately $19.5 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $19.5 million of deferred underwriting discounts and commissions) have been invested in an institutional money market fund that invests principally in short-term securities issued or guaranteed by the United States. Given the limited risk associated with such securities, we do not view our interest rate risk to be significant. As of December 31, 2007, the effective annualized interest rate payable on our investments was approximately 4.7%.
We have not engaged in any hedging activities since our inception on May 29, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Heckmann Corporation
We have audited the accompanying balance sheet of Heckmann Corporation as of December 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the period from May 29, 2007 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heckmann Corporation as of December 31, 2007 and the results of its operations and its cash flows for the period from May 29, 2007 (date of inception) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
San Diego, California
March 27, 2008

HECKMANN CORPORATION
(a development stage company)
BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$872,252
Prepaid expenses	142,082
Cash and cash equivalents held in trust account	429,560,517
Deferred tax asset	71,687

Total assets	$430,646,538

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$113,430
Income tax payable	1,242,796
Deferred underwriting fees	19,482,048

Total current liabilities	20,838,274

Commitments and Contingencies:
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share	128,419,158
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $181,865)	264,976

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 67,646,800 shares issued and outstanding	67,647
Additional paid-in capital	280,175,586
Retained earnings accumulated during the development stage	880,897

Total stockholders’ equity	281,124,130

Total liabilities and stockholders’ equity	$430,646,538

See accompanying notes to financial statements

HECKMANN CORPORATION
(a development stage company)
STATEMENT OF INCOME
For the period from May 29, 2007 (inception) through December 31, 2007

May 29, 2007
(inception) through
December 31, 2007
Formation and general and administrative costs	$169,045

Loss from operations	(169,045)

Interest income, net	2,486,027

Income before provision for taxes	2,316,982

Provision for income taxes	1,171,109

Net income	1,145,873

Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	(264,976)

Net income attributable to common stockholders	$880,897

Net income attributable to common stockholders per share
Basic and diluted	$0.03

Weighted average shares outstanding
Basic and diluted	25,305,415
See accompanying notes to financial statements

HECKMANN CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from May 29, 2007 (inception) through December 31, 2007

				Retained
				Earnings
				Accumulated
			Additional	in the
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at May 29, 2007 (inception)	—	—	—	—	—
Initial capital from founding stockholders’	14,375,000	$14,375	$57,500		$71,875
Sale of 54,116,800 units, net of underwriters’ discount and offering expenses (including 16,235,039 shares subject to possible redemption)	54,116,800	54,117	401,540,624		401,594,741
Sale of private placement warrants			7,000,000		7,000,000
Net proceeds subject to possible redemption of 16,235,039 shares			(128,419,158)		(128,419,158)
Redemption of founding stockholders’ shares	(845,000)	(845)	(3,380)		(4,225)
Net income				1,145,873	1,145,873
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption				(264,976)	(264,976)

Balance at December 31, 2007	67,646,800	$67,647	$280,175,586	$880,897	$281,124,130

See accompanying notes to financial statements

HECKMANN CORPORATION
(a development stage company)
STATEMENT OF CASH FLOWS
For the period from May 29, 2007 (inception) through December 31, 2007

May 29, 2007
(inception) through
December 31, 2007
Operating activities
Net income	$1,145,873
Adjustments to reconcile net income to common stockholders to net cash provided by operating activities
Interest earned on cash and cash equivalents held in trust	(1,489,477)
Deferred taxes	(71,687)
Changes in:
Prepaid expenses	(142,082)
Accrued expenses	113,430
Income tax payable	1,242,796

Net cash provided by operating activities	798,853

Investing activities
Cash held in trust account	(428,071,040)

Net cash used in investing activities	(428,071,040)

Financing activities
Proceeds from note to stockholder	258,300
Repayment of note to stockholder	(258,300)
Proceeds from public offering, net	421,076,789
Proceeds from issuance of warrants	7,000,000
Proceeds from issuance of securities to initial shareholders, net	67,650

Net cash provided by financing activities	428,144,439

Net increase in cash	872,252
Cash and cash equivalents— beginning of period	—

Cash and cash equivalents— end of period	$872,252

Non-cash financing activities
Deferred underwriting discounts and commissions	$19,482,048
Redemption of founding stockholders’ shares	$4,225

Supplemental
Cash paid for interest	$4,153
Cash paid for income taxes	—
See accompanying notes to financial statements

HECKMANN CORPORATION
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
Note 1 — Organization and Nature of Business Operations
Heckmann Corporation (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity through December 31, 2007 relates to the company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3. At December 31, 2007, the Company had not commenced any operations other than analysis and development activities associated with investigation of prospective target businesses. The Company has selected December 31 as its fiscal year end.
The registration statement for the initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on November 9, 2007. The Company closed the Offering on November 16, 2007 and received proceeds of $428,071,040 net of underwriting discounts and commissions of $10,823,360 (including $19,482,048 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Over-Allotment Option Exercise, although substantially all of the net proceeds of the Offering and the Over-Allotment Option Exercise are intended to be generally applied toward consummating a business combination with an operating company or companies. As used herein, a “Target Business” shall mean one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80% of the Company’s net assets (excluding deferred underwriting discounts and commissions of approximately $19.5 million) and a “Business Combination” shall mean the acquisition by the Company of such Target Business. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination.
The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth.
Upon the closing of the Offering $428,071,040 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consisted of the proceeds of this offering and the concurrent private placement of warrants discussed in Note 4 as well as approximately $19.5 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account as well as the interest income of up to $4.5 million earned on the trust account balance that may be released to the Company (as described below) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any income taxes on such $4.5 million of interest income.
The Company will seek stockholder approval before it will consummate any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s Initial Stockholders have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination, the Company may combine with another Target Business meeting the fair market value criterion described above within 24 months from the Offering (November 16, 2009)

If a Business Combination is approved and completed Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable thereon, and net of any interest income of up to $4.5 million on the balance of the trust account previously released to the Company to fund its working capital requirements (subject to the tax holdback). Public Stockholders who exercise their conversion rights will continue to have the right to exercise any Warrants they may hold. It is important to note that voting against a Business Combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account, which only occurs when the stockholder exercises the conversion rights described above in accordance with the procedures and conditions prescribed in the Offering.
In the event the Company does not consummate a Business Combination within 24 months after consummation of the Offering, the Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, including accrued interest, less any income taxes payable on interest income, any interest income of up to $4.5 million on the balance of the trust account previously released to the Company to fund its working capital requirements, and up to $75,000 of accrued interest to pay the costs of the Company’s dissolution and liquidation (subject to the tax holdback), plus any remaining net assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per share in the Offering.
Note 2 — Summary of Significant Accounting Policies
Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The trust assets are invested in one or more money market funds.
Net income per share:
Basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic net income per share, but includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) one year after consummation of the Company’s initial public offering.
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Financial instruments:
The Company’s financial instruments consist principally of cash and cash equivalents. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations.
Recent accounting developments:
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities, the adoption of SFAS 157 has been deferred until January 1, 2009. We are currently evaluating the adoption of SFAS 157 and its impact on our financial position and results of operation.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature of financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements — and amendment of ARB No. 51. The provisions of SFAS No. 160 establish accounting and reporting standards for the noncontrolling interests of a subsidiary. The provisions of SFAS No. 160 are effective for us in fiscal year 2009 and will be applied prospectively, except for the presentation of the noncontrolling interests, which for all periods would be reclassified to equity in the consolidated balance sheet and adjusted out of net income in the consolidated statements of operations. We are currently evaluating the impact of the provisions of SFAS No. 160 on our future consolidated financial statements.
Note 3 — Initial Public Offering
On November 16, 2007, the Company sold to the public 54,116,800 Units, including 4,116,800 Units pursuant to the partial Over Allotment Option exercise, at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination with a Target Business or November 9, 2008 and expiring November 9, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.
In accordance with the Warrant Agreement related to the Warrants, the Company is only required to use its best efforts to effect the registration of the shares of common stock underlying the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.
Note 4 — Note Payable to Affiliate and Related Party Transactions
Mr. Richard J. Heckmann, Chairman of the Board and Chief Executive Officer of the Company loaned $258,300 to the Company to fund a portion of the expenses owed to third parties. The loan accrued interest at a rate of 3.60% per year and became payable upon the consummation of the Offering. The note was fully repaid on November 16, 2007, including accrued interest of $4,153.
Mr. Heckmann will be paid a monthly fee of $10,000, beginning upon the consummation of the Offering, for certain administrative services, including office space, utilities, and secretarial support. This arrangement is solely for the Company’s benefit and is not intended to provide its officers with compensation in lieu of salary. Through December 31, 2007, the Company had not paid any amounts in accordance with this agreement.
On November 16, 2007, Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, purchased 5,000,000 Sponsor Warrants at a price of $1 per warrant. Subsequently, the 5,000,000 Sponsor Warrants held by Heckmann Acquisition, LLC were transferred to Heckmann Enterprises, Inc, an entity owned and controlled by Mr. Heckmann. Heckmann Enterprises, Inc., has agreed that it will not sell or transfer these warrants (except in certain limited circumstances) until after the 90th day following the consummation of a business combination. In addition, on November 16, 2007, 2,000,000 Sponsor Warrants were sold to our directors other than Mr. Heckmann for an aggregate purchase price of $2,000,000.
Note 5 — Founders’ Units
On June 21, 2007, the Company sold 14,375,000 units for an aggregate purchase at a price of $71,875 or $0.005 per unit, to the Company’s founders. Each security consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. Upon the consummation of the Offering and the partial exercise of the over-allotment option by the underwriters, 845,000 units were redeemed for $4,225. Of the remaining units and net of redemption, 13,152,746 founders’ units were issued to Heckmann Acquisition, LLC, an entity that is owned and controlled by Mr. Heckmann, Chairman of the Board and Chief Executive Officer of the Company. Subsequently, the 13,152,746 founders’ units held by Heckmann Acquisition, LLC were transferred to Heckmann Enterprises, Inc, an entity owned and controlled by Mr. Heckmann. The Company’s founders have agreed not to sell or transfer any of these securities, (except in certain limited circumstances), until one year after the Company consummates a business combination.

Note 6 — Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
Note 7 — Income Taxes
The Company’s provision for income taxes consists of:

Current
Federal	$1,037,975
State	204,821

Total current	$1,242,796

Deferred
Federal	(71,687)

Total provision for income taxes	$1,171,109

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income is summarized below:

Computed expected tax expense

U.S. Federal income tax	35.00%
U.S. Personal Holding Company Tax	9.75%
State and local income taxes net of federal benefit	5.74%

Effective tax rate	50.49%

Significant components of the Company’s deferred tax assets as of December 31, 2007 are shown below:

Deferred tax assets:
State taxes	$71,687

Total Deferred Tax Assets	$71,687

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions.
The Company adopted FIN 48 upon inception. The following table summarizes the activity related to our unrecognized tax benefits:

Balance at January 1, 2007	$—
Increases related to prior year tax positions	—
Increases related to current year tax positions	226,000
Decreases due to settlements	—
Expiration of the statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31, 2007	$226,000

All of the unrecognized tax benefits included above would reduce our annual effective tax rate if recognized. We do expect our unrecognized tax benefits to change over the next twelve months.
The Company is subject to taxation in the U.S. and California taxing jurisdictions. The Company’s tax returns for 2007 are subject to examination by the Federal and California tax authorities.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2007, the Company had no interest or penalties accrued for uncertain tax positions.

Note 8. — Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:

May 29, 2007
(inception) through
December 31, 2007

Net income attributable to common stockholders	$880,897

Basic earnings per common share:
Weighted average common shares outstanding exclusive of shares subject to possible redemption:	25,305,415

Net income per common share — basic	$0.03

Diluted earnings per common share:
Weighted average common shares outstanding	25,305,415
Effect of dilutive securities — Warrants	—

Weighted average common shares outstanding exclusive of shares subject to possible redemption:	25,305,415

Net income per common share — diluted	$0.03

The Company has approximately 74.6 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon the latter of November 9, 2008 or a successful Business Combination.
Note 9 — Subsequent Events
On February 4, and March 3, 2008, the Company withdrew $3,000,000 and $500,000, respectively of interest earned on the funds held in the trust account for working capital purposes. On March 13, 2008 the Company withdrew $935,000 of interest earned on the funds held in the trust account for the purposes of paying taxes on the aggregate amount of interest on the funds held in the trust account
Note 10 — Summarized Quarterly Data (unaudited)
Following is a summary of the quarterly results of operations for the periods from May 29, 2007 (inception) through December 31, 2007.

	Fiscal Quarter Ended
	May 29, 2007
	(inception)
	to	September 30,	December 31,
	June 30, 2007	2007	2007
Net income (loss) attributable to common stockholders	$—	$(9,869)	$890,766

Net income per share
Basic and diluted	$—	$—	$0.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this annual report on Form 10-K, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Certain information, as of March 28, 2008, with respect to each of the current officers and directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became an officer or director.
The business address of director listed below is 75080 Frank Sinatra Drive, Palm Desert, CA, 92211.

			Year
Name	Age	Position	Appointed/Elected
Richard J. Heckmann	64	Chief Executive Officer, Chairman of the Board	2007
Lou L. Holtz	71	Director	2007
Alfred E. Osborne, Jr.	63	Director	2007
Dan Quayle	61	Director	2007
Donald G. Ezzell	45	Vice President	2007
Richard J. Heckmann, Chief Executive Officer, Chairman of the Board
Mr. Heckmann, our Chief Executive Officer and Chairman of the Board, served as Chief Executive Officer and Chairman of the Board of Directors of K2 Inc., or K2, a manufacturer of sporting goods equipment, until his retirement from K2 on August 8, 2007. K2 was acquired by Jarden Corporation on August 8, 2007, and Mr. Heckmann joined the Board of Directors of Jarden Corporation. During his tenure as Chairman and Chief Executive Officer of K2 beginning in November 2002, K2 (which was in workout status at that time) more than doubled revenues, which grew from approximately $582 million for the year ended December 31, 2002 to approximately $1.4 billion for the year ended December 31, 2006 and tripled net income which grew from approximately $12.1 million for the year ended December 31, 2002 to approximately $37.7 million for the year ended December 31, 2006. Prior to his involvement in K2, Mr. Heckmann founded United States Filter Corporation in 1990 and was its Chief Executive Officer. Through a series of acquisitions, United States Filter Corporation grew from annualized revenues of approximately $17 million in 1990 to over $5 billion in 1999, when it was acquired by Vivendi S.A. of Paris, France in March 1999 for approximately $8.2 billion, including the assumption of approximately $1.8 billion of debt. Mr. Heckmann has extensive experience with business acquisitions. While he was with United States Filter Corporation, it consummated over 150 acquisitions, ranging up to $1.7 billion in value. Mr. Heckmann was directly involved in locating targets and conducting business diligence with respect to a significant number of United States Filter Corporation’s and K2’s acquisitions. During Mr. Heckmann’s tenure at K2, K2 consummated over 20 acquisitions, the largest of which was valued at $150 million. Mr. Heckmann is also part owner of the National Basketball Association Phoenix Suns franchise.
In 1971, Mr. Heckmann founded and became Chairman of the Board of Tower Scientific Corporation, which grew into the largest manufacturer of custom prosthetic devices in the United States. In 1977, Tower Scientific was acquired by the Hexcel Corporation. Mr. Heckmann is also a founding shareholder of Callaway Golf, Inc.
Mr. Heckmann was appointed associate administrator for finance and investment of the Small Business Administration in Washington, D.C., from 1978 to 1979, where he was responsible for small business lending and venture capital investments made by the United States government. He served as a director of MPS Group, Inc. from April 2003 through March 2004, Philadelphia Suburban Corporation from August 2000 through February 2002, United Rentals, Inc. from October 1997 through May 2002, Waste Management Inc. from January 1994 through January 1999 and Station Casinos, Inc. from April 1999 through March 2001. In 2003, Mr. Heckmann was appointed to a special governance committee of the New York Stock Exchange, the Corporate Accountability and Listing Standards Committee. He also served as chairman of the Listed Company Advisory Committee of the New York Stock Exchange from 2001 to 2003.

Mr. Heckmann has an agreement with K2 that prohibits him from competing with K2 for a period of three years from August 8, 2007 and prohibits him from soliciting K2’s employees or the business of any of its customers, suppliers or distributors for a period of four years from August 8, 2007. K2’s product lines consist primarily of skiing, baseball, fishing, flotation device, skateboard and paintball products. Although Mr. Heckmann’s non-competition obligation prevents us from acquiring a target company that competes in any of these product lines, our efforts in identifying a prospective target business will not be limited by industry. Because our efforts to identify and consummate a prospective business combination will be significantly broader than K2’s focus, we do not expect that Mr. Heckmann’s non-competition obligation will have a material impact on our ability to find and consummate a business combination, nor do we expect Mr. Heckmann’s non-solicitation obligation to have a material impact on us.
Lou L. Holtz, Director
Lou L. Holtz became a college football television analyst for ESPN in September 2005 after his retirement as the head football coach of the University of South Carolina in November 2004. Prior to joining the University of South Carolina in 1999, Mr. Holtz held various coaching positions, including 11 seasons at the University of Notre Dame from 1986 to 1996, two seasons at the University of Minnesota from 1984 to 1985, seven seasons at the University of Arkansas from 1977 to 1983, four seasons at North Carolina State University from 1972 to 1975 and three seasons at William and Mary from 1969 to 1971. Mr. Holtz spent 1976 as the head coach of the New York Jets of the National Football League. Mr. Holtz is a noted motivational speaker and is the author of The Fighting Spirit.
Alfred E. Osborne, Jr., Director
Dr. Alfred E. Osborne, Jr. is the Senior Associate Dean in the UCLA Anderson School of Management, a position he assumed in July 2003. He has been employed as a professor since 1972 and has served the school in various capacities over the years. Currently, he also serves as the Faculty Director of the Harold Price Center for Entrepreneurial Studies at UCLA, a position he has held since July 2003. Dr. Osborne is a member of the Board of Directors of Kaiser Aluminum, Inc., a fabricated aluminum products manufacturing company, EMAK Worldwide, Inc., a marketing services company, and Wedbush, Inc., a financial services and investment firm. Dr. Osborne also serves as a director of First Pacific Advisors’ Capital, Crescent and New Income Funds.
Dan Quayle, Director
Mr. Quayle served as a congressman, senator and the 44th Vice President of the United States. During his tenure as Vice President, President George H.W. Bush named Dan Quayle head of the Council of Competitiveness, which worked to ensure America’s international competitiveness in the 21st century. He made official visits to numerous countries and was Chairman of the National Space Council.
Since leaving public office, Dan Quayle has authored three books, including Standing Firm, A Vice-Presidential Memoir. He established and sold an insurance business in Indiana. For two years he was a distinguished visiting professor of international studies at Thunderbird, The American Graduate School of International Management.
Dan Quayle joined Cerberus in 1999, and currently serves as Chairman of Cerberus Global Investments. Cerberus is one of the world’s leading private investment firms, with over $27 billion in committed capital and offices in New York, Chicago, Los Angeles, Atlanta, London, Baarn (The Netherlands), Frankfurt, Osaka and Tokyo. As Chairman of Cerberus Global Investments, Dan Quayle has been actively involved in new business sourcing and marketing for Cerberus in North America, Asia and Europe. Mr. Quayle is currently a director of Aozora Bank, Tokyo, Japan.

Donald G. Ezzell, Vice President
Mr. Ezzell joined the company in 2007 and serves as our Vice President, General Counsel, and Secretary. Since 2000, Mr. Ezzell has concurrently served as the President of Owl Creek Investments, Ltd., a private holding company for oil & gas exploration and operating entities based in Houston, Texas, and as a Founder and Director of The General Counsel Group, P.C., a business law firm with offices in Los Angeles, California and Houston, Texas. From 1998-2000, Mr. Ezzell served as Chief Operating Officer & General Counsel to Geoworks Corporation, a publicly listed Nasdaq company in Alameda, California. Prior to that, Mr. Ezzell was in private practice as a corporate attorney with the national law firms of Arter & Hadden LLP, and Thelen Reid & Priest, LLP. Mr. Ezzell received a Bachelor’s of Arts degree from UCLA in 1985 and a Juris Doctorate from Hastings College of the Law, University of California, San Francisco, in 1989.
Number and Terms of Office of Director
The members of our Board of Directors are classified into three classes, one of which is elected at each meeting of the stockholders to hold office for a three-year term and until the successors of each such class have been elected and qualified. The members of each class are set forth below:
•	Class I: Mr. Holtz (term expires 2008)

•	Class II: Mr. Quayle (term expires 2009)

•	Class III: Mr. Heckmann, Dr. Osborne (term expires 2010)
Our existing stockholders have not agreed to vote their shares in favor of the re-election of any member of our Board of Directors.
Legal Proceedings
The Company is not a party to any legal proceedings.

Audit Committee
We established an audit committee of the Board of Directors which consists of Dr. Osborne, as Chairman, and Mr. Heckmann and Mr. Quayle. Our Board of Directors has determined that each of Dr. Osborne and Mr. Quayle is an independent director, and that Mr. Heckmann is not independent. On or before November 16, 2009, the audit committee will consist of three members, all of whom will be independent directors. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:
•	serving as an independent and objective party to monitor our financial reporting process, audits of our financial statements and internal control system;

•	reviewing and appraising the audit efforts of our independent registered public accounting firm and internal finance department;

•	providing an open avenue of communications among our independent registered public accounting firm, financial and senior management, our internal finance department, and the Board of Directors;

•	overseeing compliance with our related party transactions policy; and

•	reviewing and approving director expense reimbursement claims.
Financial Experts on Audit Committee
The audit committee complies with the independence requirements of Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange (including the transition rules for companies consummating a recent initial public offering) and is comprised of members who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
In addition, the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We believe that Dr. Osborne satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.
Nominating Committee
We established a nominating committee of our board of directors, which consists of Mr. Quayle, as Chairman, and Mr. Holtz and Dr. Osborne, all of whom have been determined by our Board of Directors to be independent directors. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
Code of Ethics
We have adopted a code of ethics that applies to directors, officers and employees that complies with the rules and regulations of the American Stock Exchange.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Conflicts of Interest
In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, our Chief Executive Officer and each of our directors has agreed, until the earliest of our initial business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity with a fair market value of $200 million, subject to any pre-existing fiduciary or contractual obligations he might have. Mr. Heckmann, as our Chief Executive Officer, will determine whether we pursue any potential transaction presented to us. We have also agreed not to consummate a business combination with an entity with which our officers and directors are affiliated. Furthermore, neither Heckmann Enterprises, Inc., nor any of our directors, nor any entity with which they are affiliated, will be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate the consummation of our initial business combination. We will not enter into a business combination with any of our officers, directors, any of their affiliates or any portfolio company of any of their affiliates.
Potential investors should be aware of the following potential conflicts of interest:
•	Our directors currently are, and may in the future become, affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct.

•	Although Mr. Heckmann has expressed his full time commitment to our success, he is not required to devote any specific number of hours to our affairs and accordingly, may have conflicts of interest in allocating his time among various business activities.

•	In the event we dissolve and liquidate because we fail to complete a business combination, the shares and warrants owned by our founders will be worthless, resulting in potentially significant losses to them. Our founders’ desire to avoid rendering their securities worthless may result in a conflict of interest when they determine whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interests, and the conflict of interest will increase as we approach November 16, 2009 and we have not consummated a business combination.

•	Certain of our directors may enter into consulting or employment agreements with us as part of a business combination, pursuant to which they may be entitled to compensation for their services which may influence their motivation in identifying and selecting a target acquisition, and timely completing a business combination.

•	Our directors may have a conflict of interest with respect to evaluating a particular business combination, if the retention or resignation of any such directors were included by a target business as a condition to any agreement with respect to a business combination.

•	Our directors may purchase shares of common stock in the open market. If they did, they would be entitled to vote such shares as they choose on a proposal to approve a business combination.
We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of their multiple business affiliations, our directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our directors (including Mr. Heckmann, our Chief Executive Officer), have signed letter agreements with us pursuant to which they have agreed, until the earliest of our initial business combination, our liquidation or such time as he ceases to be a director, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity with a fair market value of $200 million or more, subject to certain pre-existing fiduciary or contractual obligations he might have. The following table lists our directors, their affiliated entities with which a conflict of interest is reasonably likely and the priority for or against us reflected in the agreements.

Director	Affiliated Entities	Priority
Richard Heckmann	Jarden Corporation	Mr. Heckmann will first present any business opportunity with a fair market value of $200 million or more to us, subject only to Mr. Heckmann’s contractual obligation not to compete with K2, Inc., a subsidiary of Jarden Corporation.
Alfred E. Osborne, Jr.	Kaiser Aluminum, Inc., EMAK Worldwide, Inc., Wedbush, Inc.	Dr. Osborne may be required to present any business opportunity with a fair market value of $200 million or more to his other affiliated entities before presenting such opportunity to us.
Dan Quayle	Cerberus Global Investments	Mr. Quayle may be required to present any business opportunity with a fair market value of $200 million or more to Cerberus Global Investments before presenting such opportunity to us.
Messrs. Osborne and Quayle may be required to present business opportunities to their affiliated entities if the business opportunity is within the line of business of their affiliated entities. For a description of the lines of business of Messrs. Osborne and Quayle’s affiliated entities, see “Directors and Executive Officers.”
Our Board of Directors will be responsible for enforcing the agreement, and we do not intend to grant waivers of this provision of the letter agreements.
In connection with the vote required for our initial business combination, all of our founders have agreed to vote their respective shares of common stock in the same manner as a majority of the outstanding shares held by our public stockholders. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the 13,530,000 founders’ shares. Any common stock acquired by founders after our initial public offering will be considered part of the holdings of the public stockholders. These founders will have the same rights as other public stockholders with respect to such shares, including voting rights in connection with a potential business combination. Accordingly, they may vote such shares on a proposed business combination any way they choose.
In order to reduce the potential for actual or apparent conflicts, we will not acquire or invest in any company that is an affiliate of an entity with which a member of our Board of Directors or management is affiliated.

Item 11.	Compensation for Officers and Directors
No executive officer has received any cash compensation for services rendered to us. We are paying Mr. Heckmann a fee of $10,000 per month for providing us with administrative services, but only until the consummation of a business combination. Other than the fee payable to Mr. Heckmann, no compensation of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our officers, directors, founders or any of their respective affiliates, prior to or in connection with a business combination. However, such individuals and entities are being reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our securities as of March 28, 2008 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group (four persons).
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants or our other outstanding warrants, as we do not believe that these warrants will become exercisable within 60 days of March 25, 2008.

	Number of	Percentage
Name	Shares	of Class(1)	Relationship to Us
Heckmann Enterprises, Inc.(2)	13,152,746	19.4%	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Lou Holtz	188,628	0.3%	Director
Alfred E. Osborne, Jr.	94,313	0.1%	Director
Dan Quayle	94,313	0.1%	Director
Executive officers and directors as a group	13,530,000	20.0%
HBK Investments, L.P.(3) 300 Crescent Court Suite 700 Dallas, TX 75201-7849	6,200,750	9.2%	Stockholder
The Baupost Group, L.L.C./SAK Corporation/Seth A. Klarman(4) 10 St. James Avenue Suite 2000 Boston, MA 02116	5,000,000	7.4%	Stockholder
QVT Financial, L.P.(5) 1177 Avenue of the Americas 9th Floor New City, NY 10036	4,368,700	6.5%	Stockholder
Millenco LLC/Millennium Management LLC/Israel A. Englander(6) 666 Fifth Avenue New York, NY 10103	4,260,144	6.3%	Stockholder

(1)	Based on a total of 67,646,800 shares of the Company’s common stock issued and outstanding on March 25, 2008.

(2)	Heckmann Enterprises, Inc. is the record holder of all of these shares. Mr. Heckmann is the sole shareholder of Heckmann Enterprises, Inc. , and may be considered to have beneficial ownership of Heckmann Enterprises, Inc.’s interests in us. Mr. Heckmann disclaims beneficial interest of any shares in which he does not have a pecuniary interest.

(3)	Based upon information contained in the Schedule 13G filed February 6, 2008 by HBK Investments, L.P., HBK Services, LLC, HBK Partners II, L.P., HBK Management LLC, and HBK Master Fund, L.P.

(4)	Based upon information contained in the Schedule 13G filed February 13, 2008 by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman. Pursuant to the Schedule 13G, Mr. Klarman is the sole director of SAK Corporation, which serves as manager for The Baupost Group.

(5)	Based upon information contained in the Schedule 13G filed January 30, 2008 by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP, LLC.

(6)	Based upon information contained in the Schedule 13G filed January 25, 2008 by Millenco LLC, Millennium Management LLC and Israel A. Englander. Pursuant to the Schedule 13G, Mr. Englander serves as the managing member of Millennium Management LLC, the manager of Millenco LLC. As a result, each of Mr. Englander and Millennium Management LLC may be deemed to have voting and investment discretion over the securities owned by Millenco LLC.
Our founders own 20% of the issued and outstanding shares of our common stock. Because of the ownership block held by our founders, our founders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
On June 21, 2007, we issued 14,375,000 units to our founders (13,500,000 net of redemption) for an aggregate purchase price of $71,875 in cash, or $0.005 per unit. Of this total, 13,152,746 founders’ units are held by Heckmann Enterprises, Inc., an entity that is owned by our Chairman and Chief Executive Officer, Mr. Heckmann, 188,628 founders’ units are held by Mr. Holtz, and 94,122 founders’ units are held by each of Dr. Osborne and Mr. Quayle.
Immediately prior to the consummation of our initial public offering, we privately sold 7,000,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $7,000,000, to our founders. We sold 5,000,000 of these warrants to Heckmann Acquisition, LLC, an entity that is owned by our Chairman and Chief Executive Officer, Mr. Heckmann. In addition, we privately sold a total of 2,000,000 warrants to our directors other than Mr. Heckmann. The proceeds we receive from the sale of these warrants were placed in the trust account for the benefit of our public stockholders. These warrants are identical to the warrants sold in our initial public offering, except that the sponsors’ warrants will not be redeemable by us so long as they are held by a founder or a founder’s permitted transferee. In addition, our founders have agreed not to transfer, assign or sell any of their sponsors’ warrants or underlying shares (subject to certain limited exceptions for estate planning purposes) until the 90th day following the consummation of a business combination. Our founders have agreed not to transfer, assign or sell any of these securities until one year after we consummate a business combination, except that the 7,000,000 sponsors’ warrants may be transferred after the 90th day following the consummation of a business combination. Our founders have also agreed to waive their right to receive distributions upon our dissolution and liquidation prior to a business combination with respect to their founders’ shares.
The holder of these securities will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holder of these securities will be entitled to make up to two demands that we register these shares and can elect to exercise these registration rights at any time commencing three months prior to the date on which the lock-up period for the securities expires, provided that any registration statement will not become effective before the applicable lock-up periods for these securities expires. In addition, the holder of these securities will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which the lock-up period for these securities expires. We will bear the expenses incurred in connection with the filing of any such registration statements other than underwriting commissions incurred by the holders.
We will pay to Mr. Heckmann a monthly fee of $10,000 for certain administrative services, including office space, utilities and secretarial support. This arrangement is solely for our benefit and is not intended to provide our officers with compensation in lieu of a salary.
We will reimburse our officers and directors, subject to approval of our audit committee for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of these out-of-pocket expenses reimbursable by us, which will be reviewed only by our audit committee or a court of competent jurisdiction if such reimbursement is challenged.
Other than the $10,000 administrative fee payable to Mr. Heckmann and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our founders, or to any of their respective affiliates or family members for services rendered to us prior to or with respect to our initial business combination; however, to the extent that such out-of-pocket expenses exceed our available funds outside of the trust account, such out-of-pocket expenses will not be reimbursed unless we complete a business combination.

Mr. Heckmann loaned us $258,300 to fund a portion of the expenses owed by us to third parties. The loan and accrued interest at a rate of 3.60% per year was fully repaid on November 16, 2007.
All ongoing and future transactions between us and any of our officers and directors and their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. We will not enter into a business combination or invest alongside any of our directors, officers, any affiliate of ours or of any of our directors or officers or a portfolio company of any affiliate of our directors or officers.
Director Independence
Our Board of Directors has determined that Messrs. Holtz and Quayle and Dr. Osborne are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. In general, an “independent director” is a person other than an officer or employee of ours or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors will be present.

Item 14.	Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm since inception include:

May 29, 2007
(inception) to
December 31, 2007
Audit Fees	$179,992
Total Fees:	$179,992
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

2.	Financial Statement Schedule(s):

3.	Exhibits:
Incorporated on Page 43.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECKMANN CORPORATION
Date: March 28, 2008	By:	/s/ Richard J. Heckmann
		Name:	Richard J. Heckmann
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 28, 2008	By:	/s/ Richard J. Heckmann
		Name:	Richard J. Heckmann
		Title:	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: March 28, 2008	By:	/s/ Lou Holtz
		Name:	Lou Holtz
		Title:	Director

Date: March 28, 2008	By:	/s/ Dr. Alfred E. Osborne, Jr.
		Name:	Dr. Alfred E. Osborne, Jr.
		Title:	Director

Date: March 28, 2008	By:	/s/ Dan Quayle
		Name:	Dan Quayle
		Title:	Director

EXHIBIT INDEX

Exhibit
Number	Description
1.1	Form of Underwriting Agreement (5)
3.1	Form of Amended and Restated Certificate of Incorporation (2)
3.2	Form of Amended and Restated Bylaws (4)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (2)
4.4	Form of Second Amended and Restated Warrant Agreement between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (5)
10.1	Amended and Restated Subscription Agreement between Heckmann Corporation and Heckmann Acquisition, LLC, dated October 3, 2007 (3)
10.2	Form of Registration Rights Agreement among Heckmann Corporation and certain security holders (5)
10.3	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company, as trustee, and Heckmann Corporation (2)
10.4	Promissory Note between Richard J. Heckmann and Heckmann Corporation, dated June 4, 2007 (1)
10.5	Letter Agreement between Heckmann Acquisition, LLC and Heckmann Corporation, dated October 3, 2007 (3)
10.6	Letter Agreement between Richard J. Heckmann and Heckmann Corporation, dated October 3, 2007 (3)
10.7	Letter Agreement between Lou Holtz and Heckmann Corporation, dated October 3, 2007 (3)
10.8	Letter Agreement between Alfred E. Osborne, Jr. and Heckmann Corporation, dated October 3, 2007 (3)
10.9	Letter Agreement between Dan Quayle and Heckmann Corporation, dated October 3, 2007 (3)
10.10	Form of Securities Escrow Agreement between American Stock Transfer & Trust Company, as escrow agent, and Heckmann Corporation (2)
10.11	Amended and Restated Subscription Agreement between Lou Holtz and Heckmann Corporation, dated October 3, 2007 (3)
10.12	Amended and Restated Subscription Agreement between Alfred E. Osborne, Jr. and Heckmann Corporation, dated October 3, 2007 (3)
10.13	Amended and Restated Subscription Agreement between Dan Quayle and Heckmann Corporation, dated October 3, 2007 (3)
10.14	Initial Unit Subscription Agreement between Heckmann Acquisition, LLC and Heckmann Corporation, dated June 21, 2007 (1)
10.15	Initial Unit Subscription Agreement between Lou Holtz and Heckmann Corporation, dated June 21, 2007 (1)
10.16	Initial Unit Subscription Agreement between Alfred E. Osborne, Jr. and Heckmann Corporation, dated June 21, 2007 (1)
10.17	Initial Unit Subscription Agreement between Dan Quayle and Heckmann Corporation, dated June 21, 2007 (1)
14.1	Code of Ethics (2)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (5)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (3)

(1)	incorporated by reference to the document previously filed with the Form S-1 filed by the Registrant on June 26, 2007.

(2)	incorporated by reference to the document previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on September 4, 2007.

(3)	incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on October 5, 2007.

(4)	incorporated by reference to the document previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 26, 2007.

(5)	incorporated by reference to the document previously filed with Amendment No. 6 to the Form S-1 filed by the Registrant on November 8, 2007.