Form 10-Q
period 2008-03-31
Heckmann CORP
filed 2008-04-29
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33816

HECKMANN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-0287117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75080 Frank Sinatra Drive, Palm Desert, California 92211

(760) 341-3606

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☒    No  ☐

Indicate the number of shares of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of March 31, 2008 was 67,646,800.

HECKMANN CORPORATION

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,950,499	$872,252
Prepaid expenses	103,333	142,082
Cash and cash equivalents held in trust account	429,202,004	429,560,517
Deferred tax asset	71,687	71,687
Other current assets	30,856	—

Total assets	$433,358,379	$430,646,538

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$51,711	$113,430
Income tax payable	1,818,886	1,242,796
Deferred underwriting fees	19,482,048	19,482,048

Total current liabilities	21,352,645	20,838,274
Commitments and Contingencies:
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share	128,419,158	128,419,158
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $138,091 and $181,865 at March 31, 2008 and December 31, 2007, respectively)	201,199	264,976
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 67,646,800 shares issued and outstanding at March 31, 2008 and December 31, 2007	67,647	67,647
Additional paid-in capital	280,175,586	280,175,586
Retained earnings accumulated during the development stage	3,142,144	880,897

Total stockholders’ equity	283,385,377	281,124,130

Total liabilities and stockholders’ equity	$433,358,379	$430,646,538

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31, 2008	Period from May 29, 2007 (inception) to March 31, 2008
General and administrative costs	$382,808	$551,853

Loss from operations	(382,808)	(551,853)
Interest income, net	4,091,368	6,577,395

Income before provision for taxes	3,708,560	6,025,542
Provision for income taxes	1,511,091	2,682,199

Net income	2,197,469	3,343,343
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	63,778	(201,199)

Net income attributable to common stockholders	$2,261,247	$3,142,144

Net income attributable to common stockholders per share
Basic and diluted	$0.03	$0.12
Weighted average shares outstanding
Basic and diluted	67,646,800	25,305,415

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2008	Period from May 29, 2007 (inception) to March 31, 2008
Operating activities
Net income	$2,197,469	$3,343,343
Adjustments to reconcile net income to net cash provided by operating activities
Interest earned on cash and cash equivalents held in trust, net of trust funds received for funding of expenses	358,513	(1,130,964)
Deferred taxes	—	(71,687)
Changes in:
Prepaid expenses	38,749	(103,333)
Accrued expenses	(61,718)	51,712
Income tax payable	576,090	1,818,886
Other assets	(30,856)	(30,856)

Net cash provided by operating activities	3,078,247	3,877,100

Investing activities
Cash held in trust account	—	(428,071,040)

Net cash used in investing activities	—	(428,071,040)

Financing activities
Proceeds from note to stockholder	—	258,300
Repayment of note to stockholder	—	(258,300)
Proceeds from public offering, net	—	421,076,789
Proceeds from issuance of warrants	—	7,000,000
Proceeds from issuance of securities to initial shareholders, net	—	67,650

Net cash provided by financing activities	—	428,144,439

Net increase in cash	3,078,247	3,950,499
Cash and cash equivalents— beginning of period	872,252	—

Cash and cash equivalents— end of period	$3,950,499	$3,950,499

Non-cash financing activities
Deferred underwriting discounts and commissions	—	$19,482,048
Redemption of founding stockholders’ shares	—	$4,225
Supplemental
Cash paid for interest	—	$4,153
Cash paid for income taxes	$935,000	$935,000

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Description of Business

Heckmann Corporation (a corporation in the development stage) (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. All activity through March 31, 2008 relates to the company’s formation, initial public offering and efforts to identify prospective target businesses. At March 31, 2008, the Company had not commenced any operations other than analysis and development activities associated with investigation of prospective target businesses.

The registration statement for the initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on November 9, 2007. The Company closed the Offering on November 16, 2007 and received proceeds of $421,071,040 net of underwriting discounts and commissions of $10,823,360 (including $19,482,048 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the partial Over-Allotment Option Exercise, although substantially all of the net proceeds of the Offering and the partial Over-Allotment Option Exercise are intended to be generally applied toward consummating a business combination with an operating company or companies. As used herein, a “Target Business” shall mean one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80% of the Company’s net assets (excluding deferred underwriting discounts and commissions of approximately $19.5 million) and a “Business Combination” shall mean the acquisition by the Company of such Target Business. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination. Upon the consummation of the Offering, approximately 99% of the gross proceeds, after payment of certain offering expenses and amounts to the Underwriters, was placed in a trust account (“Trust Account”) and invested in eligible institutional money market funds pursuant to SEC Rule 2(a)(7) and short-term securities issued or guaranteed by the United States. The proceeds will be held in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the Company’s dissolution and liquidation of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

In the event that the Company does not consummate a Business Combination within 24 months after the consummation of the Offering the Company will dissolve and distribute the proceeds held in the Trust Account to the Company’s stockholders, excluding the Founders, to the extent of their stock holdings. In the event of such liquidation and distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3).

Note 2 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2008 and the financial results for the three months ended March 31, 2008 and the period from May 29, 2007 (date of inception) to March 31, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2007, as presented herein, was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three months ended March 31, 2008 and the period from May 29, 2007 (date of inception) to March 31, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from May 29, 2007 (date of inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3 — Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The trust assets are invested in one or more money market funds.

Net income per share:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic net income per share, but includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) one year after consummation of the Company’s initial public offering.

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

Recent accounting developments:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

Income taxes:

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

The Company is subject to taxation in the U.S. and California taxing jurisdictions. The Company’s tax returns for 2007 are subject to examination by the Federal and California tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2008, the Company had no interest or penalties accrued for uncertain tax positions.

Note 4 — Initial Public Offering

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

Note 5 — Commitment

The Company paid an underwriting discount of 2.5% of the public Unit offering price to the Underwriters at the closing of the Offering, with an additional 4.5% fee of the gross Offering proceeds payable upon the Company’s consummation of a Business Combination. This additional 4.5% fee, or $19,482,048 at March 31, 2008 and December 31, 2007, is reflected as a liability in the accompanying unaudited condensed balance sheets.

Note 6 — Fair Value Measurements

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3.9	$3.9	$—	$—
Cash and cash equivalents held in trust	429.2	429.2	—	—

Total	$433.1	$433.1	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

Note 7 — Stockholders’ Equity

The Company has authorized 250,000,000 shares of common stock at a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. There are 67,646,800 shares of common stock issued and outstanding as of March 31, 2008. There are no shares of preferred stock outstanding as of March 31, 2008.

Note 8 — Earnings per Common Share

The table below sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31, 2008	Period from May 29, 2007 (inception) to March 31, 2008
Net income	$2,197,470	$3,343,343

Basic earnings per common share:
Weighted average common shares outstanding exclusive of shares subject to possible redemption:	67,646,800	25,305,415

Net income per common share — basic	$0.03	$0.13

Diluted earnings per common share:
Weighted average common shares outstanding	67,646,800	25,305,415
Effect of dilutive securities — Warrants	—	—
Weighted average common shares outstanding exclusive of shares subject to possible redemption:	67,646,800	25,305,415

Net income per common share — diluted	$0.03	$0.13

The Company has approximately 74.6 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon the latter of November 9, 2008 or a successful Business Combination.

Note 8 — Related Party Transactions

The Company has agreed to pay Heckmann Enterprises, Inc., an entity owned and controlled by Mr. Heckmann, our Chairman of the Board and Chief Executive Officer, a total of $10,000 per month for office space, administrative services and secretarial support. This arrangement is not intended to provide Mr. Heckmann compensation in lieu of a salary. Upon completion of a Business Combination or our liquidation, the Company will cease paying these monthly fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2007 and other reports and filings made with the Securities and Exchange Commission. Risk factors that could cause actual results to differ from those contained in the forward-looking statements, include but are not limited to our limited operating history, and other risks identified in this Quarterly Report on Form 10-Q.

Overview

We were formed on May 29, 2007 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intend to use cash derived from the net proceeds of our initial public offering, and the partial exercise by the underwriters of their over-allotment option, together with any additional financing arrangements that we undertake, to effect a business combination. The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth. The issuance of additional shares of our stock in a business combination:

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

In addition, debt securities issued by us in a business combination may result in:

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

We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.

Net income attributable to common stockholders’ for the period from May 29, 2007 (inception) to March 31, 2008 was $3.1 million, which consisted of $6.6 million in interest income partially offset by $0.6 million in formation and operating expenses and $2.9 million in income taxes. Net income attributable to common stockholders’ for the three months ended March 31, 2008 was $2.2 million, which consisted of $4.1 million in interest income partially offset by $0.4 million in formation and operating expenses and $1.5 million in income taxes. Through the trustee of the trust account, we will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Liquidity and Capital Resources

The net proceeds from (i) the sale of 54,116,800 units in our initial public offering (including the partial underwriters’ over-allotment option), after deducting approximately $11.9 million for underwriting discounts and offering expenses and approximately $19.5 million of deferred underwriting discounts and (ii) the sale of 7,000,000 warrants to our sponsors for a purchase price of $7.0 million, was approximately $428.1 million. All of these net proceeds were placed in trust.

We will use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the business combination. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital.

At March 31, 2008, we had cash outside of the trust account of approximately $4.0 million, cash held in the trust account of approximately $429.2 million, accrued income and franchise taxes of approximately $1.9 million and total liabilities of $21.4 million. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for the next twelve months (beginning April 1, 2008). Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; and office space, administrative services and secretarial support prior to consummating a business combination.

On April 11, 2008, at our instruction, the trustee transferred $1.4 million of interest earned on the trust account into our operating cash account for the purposes of paying taxes on the aggregate amount of interest on the funds held in the trust account.

If the funds available to us outside of the trust account are insufficient to cover our expenses, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our sponsors, Mr. Heckmann or our directors, but, none of such sponsors, Mr. Heckmann or our directors is under any obligation to advance funds to, or invest in, us. Any such interest income not used to fund our working capital requirements or repay advances from our founders or for due diligence or legal, accounting and non-due diligence expenses will be usable by us to pay other expenses that may exceed our current estimates.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt and/or equity securities if such funds were required to consummate a business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, including recent reductions instituted by the U. S. Federal Reserve Bank, particularly because the majority of our investments held in the trust account are in rate sensitive short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure other than interest rate fluctuations. We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission on March 31, 2008. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of April 15, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed March 31, 2008 with the SEC, and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 21, 2007, in connection with our formation and initial capitalization, we sold 14,375,000 units at an aggregate price of $71,875, or $0.005 per unit, to our founders without registration under the Securities Act of 1933, as amended. The foregoing units were issued on June 21, 2007, and each of the recipients of such units is an “accredited investor” as defined under Regulation D of the Securities Act of 1933, as amended. As such, the foregoing units were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Of this total, 13,975,000 founders’ units were issued to Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, our Chairman of the Board and Chief Executive Officer. The remaining 400,000 units were issued to the members of our board of directors other than Mr. Heckmann. Upon the consummation of our initial public offering and the partial exercise of the over-allotment option by the underwriters, 845,000 units were redeemed for $4,225.

On October 3, 2007, we entered into amended agreements to sell 7,000,000 Warrants (the “Sponsor Warrants”) to our founders without registration under the Securities Act of 1933, as amended. The initial subscription agreements were entered into on June 21, 2007. On November 16, 2007, we completed the sale of 7,000,000 Sponsor Warrants at a purchase price of $1.00 per Sponsor Warrant generating gross proceeds to the Company of $7,000,000. Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, Chairman of the Board and Chief Executive Officer of the Company, purchased 5,000,000 Sponsor Warrants. The Company’s other directors purchased an aggregate of 2,000,000 Sponsor Warrants. These warrants were issued immediately prior to the consummation of our initial public offering, and each of the recipients of such warrants is an “accredited investor” as defined under Regulation D of the Securities Act, of 1933 as amended. As such, these warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The warrants were sold for an aggregate price of $7,000,000 at a price of $1.00 per warrant. No underwriting discounts or commissions were paid with respect to such sales.

On November 16, 2007, we consummated our initial public offering (the “IPO”) of 54,116,800 units, including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of approximately $432.9 million. Credit Suisse Securities (USA) LLC acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-144056) that was declared effective on November 9, 2007.

Of the gross proceeds from the IPO: (i) we deposited approximately $428.1 million into a trust account maintained by American Stock Transfer & Trust Company, as trustee, which included approximately $19.5 million of underwriters’ deferred discount; (ii) the underwriters received approximately $10.8 million as underwriting discount (excluding the deferred underwriting discount); and (iii) we used approximately $1,034,250 for offering expenses (which have been charged to paid-in-capital). On November 16, 2007, we used $262,453 of our general working capital to repay the note payable to Mr. Heckmann. The note was repaid in full and cancelled.

As of March 31, 2008, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of $4.5 million of the interest earned on the funds held in the trust account through March 31, 2008, approximately $429.2 million was held in trust and we had approximately $4.0 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended March 31, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2008

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer and
Chief Financial Officer