Form 10-Q
period 2008-06-30
Heckmann CORP
filed 2008-08-14
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer        ☐  Accelerated filer        ☒  Non-accelerated filer        ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☒    No  ☐

Indicate the number of shares of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of June 30, 2008 was 67,646,800.

HECKMANN CORPORATION

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,183,443	$872,252
Prepaid expenses	64,583	142,082
Cash and cash equivalents held in trust account	429,064,691	429,560,517
Deferred tax asset	71,687	71,687
Other current assets	157,658	—

Total current assets	432,542,062	430,646,538

Deferred costs	725,538	—

Total assets	$433,267,600	$430,646,538

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$282,500	$113,430
Income tax payable	—	1,242,796
Deferred underwriting fees	19,482,048	19,482,048

Total current liabilities	19,764,548	20,838,274
Commitments and Contingencies:
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share	128,419,158	128,419,158
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $121,324 and $181,865 at June 30, 2008 and December 31, 2007, respectively)	176,772	264,976
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 67,646,800 shares issued and outstanding at June 30, 2008 and December 31, 2007	67,647	67,647
Additional paid-in capital	280,175,586	280,175,586
Retained earnings accumulated during the development stage	4,663,889	880,897

Total stockholders’ equity	284,907,122	281,124,130

Total liabilities and stockholders’ equity	$433,267,600	$430,646,538

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Period from May 29, 2007 (inception) to
			June 30, 2007	June 30, 2008
General and administrative costs	$404,707	$787,515	$—	$956,560

Loss from operations	(404,707)	(787,515)	—	(956,560)
Interest income (expense), net	2,755,480	6,846,848	(611)	9,332,875

Income (loss) before provision for taxes	2,350,773	6,059,333	(611)	8,376,315
Provision for income taxes	853,455	2,364,545	(249)	3,535,654

Net income (loss)	1,497,318	3,694,788	(362)	4,840,661

Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	24,427	88,204	—	(176,772)

Net income (loss) attributable to common stockholders	$1,521,745	$3,782,992	$(362)	$4,663,889

Net income attributable to common stockholders per share
Basic and diluted	$0.02	$0.06	$—	$0.11
Weighted average shares outstanding
Basic and diluted	67,646,800	67,646,800	—	44,531,584

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2008	Period from May 29, 2007 (inception) to
		June 30, 2007	June 30, 2008
Operating activities
Net income (loss)	$3,694,788	$(362)	$4,840,661
Adjustments to reconcile net income to net cash provided by operating activities
Interest earned on cash and cash equivalents held in trust, net of trust funds received for funding of expenses	495,826	—	(993,651)
Deferred taxes	—	—	(71,687)
Changes in:
Prepaid expenses	77,499	—	(64,583)
Accrued expenses	169,070	611	282,500
Income tax payable	(1,242,796)	—	—
Deferred costs	(725,538)	—	(725,538)
Other assets	(157,658)	(249)	(157,658)

Net cash provided by operating activities	2,311,191	—	3,110,044

Investing activities
Cash held in trust account	—	—	(428,071,040)

Net cash used in investing activities	—	—	(428,071,040)

Financing activities
Proceeds from note to stockholder	—	—	258,300
Repayment of note to stockholder	—	—	(258,300)
Proceeds from public offering, net	—	—	421,076,789
Proceeds from issuance of warrants	—	—	7,000,000
Proceeds from issuance of securities to initial shareholders, net	—	—	67,650

Net cash provided by financing activities	—	—	428,144,439

Net increase in cash	2,311,191	—	3,183,443
Cash and cash equivalents—beginning of period	872,252	—	—

Cash and cash equivalents—end of period	$3,183,443	$—	$3,183,443

Non-cash financing activities
Deferred underwriting discounts and commissions	—	—	$19,482,048
Redemption of founding stockholders’ shares	—	—	$4,225
Supplemental
Cash paid for interest	—	—	$4,153
Cash paid for income taxes	$3,765,000	—	$3,765,000

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Description of Business

Heckmann Corporation (a corporation in the development stage) (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. All activity through June 30, 2008 relates to the company’s formation, initial public offering and efforts to identify prospective target businesses. At June 30, 2008, the Company had not commenced any operations other than analysis and development activities associated with investigation of prospective target businesses.

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

In the event that the Company does not consummate a Business Combination within 24 months after the consummation of the Offering the Company will dissolve and distribute the proceeds held in the Trust Account to the Company’s stockholders, excluding the Founders, to the extent of their stock holdings. In the event of such liquidation and distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 4).

Note 2 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2008 and the financial results for the three and six months ended June 30, 2008 and the period from May 29, 2007 (date of inception) to June 30, 2007 and June 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2007, as presented herein, was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three and six months ended June 30, 2008 and the period from May 29, 2007 (date of inception) to June 30, 2007 and June 30, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from May 29, 2007 (date of inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Recent accounting developments:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

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

The Company is subject to taxation in the U.S. and California taxing jurisdictions. The Company’s tax returns for 2007 are subject to examination by the Federal and California tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2008, the Company had no interest or penalties accrued for uncertain tax positions.

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

Note 5 — Commitment

The Company paid an underwriting discount of 2.5% of the public Unit offering price to the Underwriters at the closing of the Offering, with an additional 4.5% fee of the gross Offering proceeds payable upon the Company’s consummation of a Business Combination. This additional 4.5% fee, or $19,482,048 at June 30, 2008 and December 31, 2007, is reflected as a liability in the accompanying unaudited condensed balance sheets.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3.2	$3.2	$—	$—
Cash and cash equivalents held in trust	429.1	429.1	—	—

Total	$432.3	$432.3	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current and non-current assets and accrued expenses approximate fair value due to their short-term maturities.

Note 7 — Stockholders’ Equity

The Company has authorized 250,000,000 shares of common stock at a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. There are 67,646,800 shares of common stock issued and outstanding as of June 30, 2008. There are no shares of preferred stock outstanding as of June 30, 2008.

Note 8 — Earnings per Common Share

The table below sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Period from May 29, 2007 (inception) to
			June 30, 2007	June 30, 2008
Net income (loss)	$1,497,318	$3,694,788	$(362)	$4,840,661

Basic earnings per common share:
Weighted average common shares outstanding exclusive of shares subject to possible redemption:	67,646,800	67,646,800	—	44,531,584

Net income per common share — basic	$0.02	$0.06	$—	$0.11

Diluted earnings per common share:
Weighted average common shares outstanding	67,646,800	67,646,800	—	44,531,584
Effect of dilutive securities — Warrants	—	—	—	—
Weighted average common shares outstanding exclusive of shares subject to possible redemption:	67,646,800	67,646,800		44,531,584

Net income per common share — diluted	$0.02	$0.06	$—	$0.11

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

Note 9 — Recent Developments

On May 19, 2008, the Company, and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Acquisition Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with China Water and Drinks Inc., a Nevada corporation (“CWDK”). CWDK is a licensed bottled water producer and operates bottled water production plants in China through six subsidiaries in the cities of Guangzhou (Guangdong Province), Zhanjiang (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province) and Shenyang (Liaoning Province). Each of its six production plants has two types of production lines: one type produces bottle-sized (350ml-1,500ml) bottled water and the other produces carboy-sized (18.9L) bottled water. CWDK produces a variety of bottled water products, including purified water, mineralized water, and oxygenated water, and it plans to produce other specialized bottled water products, including vitamin and nutrient enriched water and flavored water products in the future. CWDK produces and markets its bottled water products primarily under the brand name “Darcunk,” which in Chinese means “Absolutely Pure.” It also supplies bottled water products to globally recognized beverage companies, including Coca-Cola and Uni-President, under their own brand names. In addition, it provides private label bottled products to companies in the service industry, such as hotels and casinos.

Pursuant to the terms of the Merger Agreement, CWDK will be merged with and into Acquisition Sub (the “Merger”). At the date and time the Merger becomes effective (the “Effective Time”), each share of the CWDK’s common stock (“CWDK Common Stock”) will be converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of the Company (“Company Common Stock”), as such fraction may be adjusted in accordance with the Merger Agreement (the “Exchange Ratio”), and/or (ii) at the election of the holders of CWDK Common Stock, an amount in cash equal to US$5.00 per share of CWDK Common Stock. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

As a result of certain agreements entered into among the Company, CWDK, and certain CWDK security holders in connection with the execution and delivery of the Merger Agreement, CWDK security holders have already elected to receive the Company’s common stock in the merger in respect of approximately 70.1 million shares of CWDK common stock and to receive cash in the merger in respect of approximately 33.0 million shares of CWDK common stock (for aggregate cash proceeds of $165.0 million).

In addition, in consideration for granting certain waivers, releases, suspensions, and relinquishments of rights related to their CWDK securities, certain CWDK note holders, private placement investors, and management are eligible to share in a contingent payment of $145.5 million, payable in 2010, if the Company achieves a stated net income target for its fiscal year ending December 31, 2009. This contingent payment can be paid, in Heckmann’s sole discretion, through the payment of cash, through the issuance of Heckmann common stock, or through a combination thereof.

The transaction is subject to customary closing conditions. In addition, the closing is conditioned on (a) the affirmative vote of the holders of a majority of the shares of Company Common Stock issued in the Company’s initial public offering to (i) adopt the Merger Agreement, (ii) approve the issuance of Company Common Stock in the Merger, and (iii) adopt an amendment to the amended and restated certificate of incorporation of the Company to provide for perpetual existence, and (b) fewer than thirty percent (30%) of the shares of Company Common Stock issued in the Company’s initial public offering voting against the Merger and electing to convert their shares into cash in accordance with the Company’s amended and restated certificate of incorporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Net income attributable to common stockholders’ for the period from May 29, 2007 (inception) to June 30, 2008 was $4.7 million, which consisted of $9.3 million in interest income partially offset by $1.0 million in general and administrative costs and $3.6 million in income taxes. Net income attributable to common stockholders for the three and six months ended June 30, 2008 was $1.5 million and $3.8 million, respectively, which consisted of $2.8 million and $6.8 million in interest income, respectively, partially offset by $.4 million and $.8 million, respectively, in general and administrative costs and $.9 million and $2.2 million, respectively, in income taxes. Through the trustee of the trust account, we will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

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

At June 30, 2008, we had cash outside of the trust account of approximately $3.2 million, cash held in the trust account of approximately $429.1 million, and total liabilities of $19.8 million. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for the next twelve months (beginning July 1, 2008). Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; and office space, administrative services and secretarial support prior to consummating a business combination.

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

On May 19, 2008, the Company, and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Acquisition Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with China Water and Drinks Inc., a Nevada corporation (“CWDK”). CWDK is a licensed bottled water producer and operates bottled water production plants in China through six subsidiaries in the cities of Guangzhou (Guangdong Province), Zhanjiang (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province) and Shenyang (Liaoning Province). Each of its six production plants has two types of production lines: one type produces bottle-sized (350ml-1,500ml) bottled water and the other produces carboy-sized (18.9L) bottled water. CWDK produces a variety of bottled water products, including purified water, mineralized water, and oxygenated water, and it plans to produce other specialized bottled water products, including vitamin and nutrient enriched water and flavored water products in the future. CWDK produces and markets its bottled water products primarily under the brand name “Darcunk,” which in Chinese means “Absolutely Pure.” It also supplies bottled water products to globally recognized beverage companies, including Coca-Cola and Uni-President, under their own brand names. In addition, it provides private label bottled products to companies in the service industry, such as hotels and casinos.

Pursuant to the terms of the Merger Agreement, CWDK will be merged with and into Acquisition Sub (the “Merger”). At the date and time the Merger becomes effective (the “Effective Time”), each share of the CWDK’s common stock (“CWDK Common Stock”) will be converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of the Company (“Company Common Stock”), as such fraction may be adjusted in accordance with the Merger Agreement (the “Exchange Ratio”), and/or (ii) at the election of the holders of CWDK Common Stock, an amount in cash equal to US$5.00 per share of CWDK Common Stock. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

As a result of certain agreements entered into among the Company, CWDK, and certain CWDK security holders in connection with the execution and delivery of the Merger Agreement, CWDK security holders have already elected to receive the Company’s common stock in the merger in respect of approximately 70.1 million shares of CWDK common stock and to receive cash in the merger in respect of approximately 33.0 million shares of CWDK common stock (for aggregate cash proceeds of $165.0 million).

In addition, in consideration for granting certain waivers, releases, suspensions, and relinquishments of rights related to their CWDK securities, certain CWDK note holders, private placement investors, and management are eligible to share in a contingent payment of $145.5 million, payable in 2010, if the Company achieves a stated net income target for its fiscal year ending December 31, 2009. This contingent payment can be paid, in Heckmann’s sole discretion, through the payment of cash, through the issuance of Heckmann common stock, or through a combination thereof.

The transaction is subject to customary closing conditions. In addition, the closing is conditioned on (a) the affirmative vote of the holders of a majority of the shares of Company Common Stock issued in the Company’s initial public offering to (i) adopt the Merger Agreement, (ii) approve the issuance of Company Common Stock in the Merger, and (iii) adopt an amendment to the amended and restated certificate of incorporation of the Company to provide for perpetual existence, and (b) fewer than thirty percent (30%) of the shares of Company Common Stock issued in the Company’s initial public offering voting against the Merger and electing to convert their shares into cash in accordance with the Company’s amended and restated certificate of incorporation.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission on March 31, 2008. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of June 30, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed March 31, 2008 with the SEC, and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As of June 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of $4.5 million of the interest earned on the funds held in the trust account through June 30, 2008, approximately $429.1 million was held in trust and we had approximately $3.2 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended June 30, 2008.

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

Date: August 14, 2008

/s/ RICHARD J. HECKMANN
Name: Richard J. Heckmann Title: Chief Executive Officer and Chief Financial Officer