Form 10-Q
period 2008-09-30
Heckmann CORP
filed 2008-11-13
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of September 30, 2008 was 67,646,800.

HECKMANN CORPORATION

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,670,402	$872,252
Prepaid expenses	25,833	142,082
Cash and cash equivalents held in trust account	430,431,520	429,560,517
Deferred tax asset	71,687	71,687
Other current assets	478,289	—

Total current assets	433,677,731	430,646,538

Deferred costs	1,963,750	—

Total assets	$435,641,481	$430,646,538

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$1,406,750	$113,430
Income tax payable	—	1,242,796
Deferred underwriting fees	19,482,048	19,482,048

Total current liabilities	20,888,798	20,838,274
Commitments and Contingencies:
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share	128,419,158	128,419,158
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $288,215 and $181,865 at September 30, 2008 and December 31, 2007, respectively)	419,927	264,976
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 67,646,800 shares issued and outstanding at September 30, 2008 and December 31, 2007	67,647	67,647
Additional paid-in capital	280,175,586	280,175,586
Retained earnings accumulated during the development stage	5,670,365	880,897

Total stockholders’ equity	285,913,598	281,124,130

Total liabilities and stockholders’ equity	$435,641,481	$430,646,538

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Period from May 29, 2007 (inception) to
				September 30, 2007	September 30, 2008
General and administrative costs	$460,114	$1,247,629	—	$—	$1,416,674

Loss from operations	(460,114)	(1,247,629)	—	—	(1,416,674)
Interest income (expense), net	2,569,055	9,415,903	(2,344)	(2,955)	11,901,930

Income (loss) before provision for taxes	2,108,941	8,168,274	(2,344)	(2,955)	10,485,256
Provision for income taxes	859,310	3,223,855	(954)	(1,203)	4,394,964

Net income (loss)	1,249,631	4,944,419	(1,390)	(1,752)	6,090,292
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	(243,155)	(154,951)	—	—	(419,927)

Net income (loss) attributable to common stockholders	$1,006,476	$4,789,468	$(1,390)	$(1,752)	$5,670,365

Net income attributable to common stockholders per share
Basic and diluted	$0.01	$0.07	$—	$—	$0.12
Weighted average shares outstanding
Basic and diluted	67,646,800	67,646,800	—	—	48,871,584

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2008	Period from May 29, 2007 (inception) to
		September 30, 2007	September 30, 2008
Operating activities
Net income (loss)	$4,944,419	$(1,752)	$6,090,292
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Interest earned on cash and cash equivalents held in trust, net of trust funds received for funding of expenses	(871,003)	—	(2,360,480)
Deferred taxes	—	—	(71,687)
Changes in:
Prepaid expenses	116,249	—	(25,833)
Accrued expenses	10,320	2,955	123,750
Income tax payable	(1,242,796)	—	—
Other assets	(478,289)	(1,203)	(478,289)

Net cash provided by operating activities	2,478,900	—	3,277,753

Investing activities
Cash held in trust account	—	—	(428,071,040)
Cash paid for pre-acquisition costs	(680,750)	—	(680,750)

Net cash used in investing activities	(680,750)	—	(428,751,790)

Financing activities
Proceeds from note to stockholder	—	—	258,300
Repayment of note to stockholder	—	—	(258,300)
Proceeds from public offering, net	—	—	421,076,789
Proceeds from issuance of warrants	—	—	7,000,000
Proceeds from issuance of securities to initial shareholders, net	—	—	67,650

Net cash provided by financing activities	—	—	428,144,439

Net increase in cash	1,798,150	—	2,670,402
Cash and cash equivalents—beginning of period	872,252	—	—

Cash and cash equivalents—end of period	$2,670,402	$—	$2,670,402

Non-cash financing activities
Deferred underwriting discounts and commissions	—	—	$19,482,048
Redemption of founding stockholders’ shares	—	—	$4,225
Supplemental
Cash paid for interest	—	—	$4,153
Cash paid for income taxes	$4,944,940	$—	$4,944,940

See accompanying notes to financial statements

HECKMANN CORPORATION

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Description of Business

Heckmann Corporation (a corporation in the development stage) (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. All activity through September 30, 2008 relates to the company’s formation, initial public offering and efforts to identify prospective target businesses. At September 30, 2008, the Company had not commenced any operations other than analysis and development activities associated with investigation of prospective target businesses.

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

Note 2 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2008 and the financial results for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 and the period from May 29, 2007 (date of inception) to September 30, 2007 and September 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2007, as presented herein, was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 and the period from May 29, 2007 (date of inception) to September 30, 2007 and September 30, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from May 29, 2007 (date of inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company is subject to taxation in the U.S. and California taxing jurisdictions. The Company’s tax returns for 2007 are subject to examination by the Federal and California tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of September 30, 2008, the Company had no interest or penalties accrued for uncertain tax positions.

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

Note 5 — Commitment

The Company paid an underwriting discount of 2.5% of the public Unit offering price to the Underwriters at the closing of the Offering, with an additional 4.5% fee of the gross Offering proceeds payable upon the Company’s consummation of a Business Combination. This additional 4.5% fee, or $19,482,048 at September 30, 2008 and December 31, 2007, is reflected as a liability in the accompanying unaudited condensed balance sheets.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2.7	$2.7	$—	$—
Cash and cash equivalents held in trust	430.4	430.4	—	—

Total	$433.1	$433.1	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current and non-current assets and accrued expenses approximate fair value due to their short-term maturities.

Note 7 — Stockholders’ Equity

The Company has authorized 250,000,000 shares of common stock at a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. There are 67,646,800 shares of common stock issued and outstanding as of September 30, 2008. There are no shares of preferred stock outstanding as of September 30, 2008.

Note 8 — Earnings per Common Share

The table below sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Period from May 29, 2007 (inception) to
				September 30, 2007	September 30, 2008
Net income (loss)	$1,249,631	$4,944,419	$(1,390)	$(1,752)	$6,090,292

Basic earnings per common share:
Weighted average common shares outstanding exclusive of shares subject to possible redemption:	67,646,800	67,646,800	—	—	48,871,584

Net income per common share — basic	$0.01	$0.07	$—	$—	$0.12

Diluted earnings per common share:
Weighted average common shares outstanding	67,646,800	67,646,800	—	—	48,871,584
Effect of dilutive securities — Warrants	—	—	—	—	—
Weighted average common shares outstanding exclusive of shares subject to possible redemption:	67,646,800	67,646,800	—	—	48,871,584

Net income per common share — diluted	$0.01	$0.07	$—	$—	$0.12

The Company has approximately 74.6 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon the latter of November 9, 2008 or a successful Business Combination.

Note 9 — Related Party Transactions

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

Note 10 — Recent Developments

On May 19, 2008, the Company, and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Acquisition Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with China Water and Drinks, Inc., a Nevada corporation (“CWDK”). CWDK is a licensed bottled water producer and operates bottled water production plants in China through eight subsidiaries in the cities of Guangzhou (Guangdong Province), Zhanjiang (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province) and Shenyang (Liaoning Province), Changsha (Hunan Province), and Beijing. Each of its production plants has two types of production lines: one type produces bottle-sized (350ml-1,500ml) bottled water and the other produces carboy-sized (18.9L) bottled water. CWDK produces a variety of bottled water products, including purified water, mineralized water, and oxygenated water, and it plans to produce other specialized bottled water products, including vitamin and nutrient enriched water and flavored water products in the future. CWDK produces and markets its bottled water products primarily under the brand names “Darcunk,” (which in Chinese means “Absolutely Pure,”) and “Grand Canyon.” It also supplies bottled water products to globally recognized beverage companies, including Coca-Cola and Uni-President, under their own brand names. In addition, it provides private label bottled products to companies in the service industry, such as hotels and casinos.

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

In addition, in consideration for granting certain waivers, releases, suspensions, and relinquishments of rights related to their CWDK securities, certain CWDK noteholders, private placement investors, and management are eligible to share in a contingent payment of $145.5 million, payable in 2010, if the Company achieves a stated net income target for its fiscal year ending December 31, 2009. This contingent payment can be paid, in Heckmann’s sole discretion, through the payment of cash, through the issuance of Heckmann common stock, or through a combination thereof.

In September 2008, and in light of recent instability in the credit and capital markets, the Company determined that it would be prudent to preserve more of its cash to fulfill future acquisition strategies, and conversely, to reduce its future potential dependence on credit arrangements. As a result the Company will reduce from $165 million to $45 million the cash required to purchase approximately 33.0 million shares of CWDK common stock. To facilitate implementation of this plan of action, the Company and existing and former members of China Water management as well as certain stockholders that are parties to an undertaking agreement entered into amendments to the majority stockholder written consent and undertakings agreements and related documents. The Company will not be required to issue additional shares of its stock to compensate for the cash reduction. Instead, Mr. Hong Bin Xu , the president of CWDK for the benefit of China Water’s and the Company’s stockholders, agreed to transfer to certain stockholders 7.6 million of his remaining shares of CWDK in order to induce them to accept less cash than would have been payable to them under the Merger Agreement.

On October 2, 2008 the Company’s Registration Statement on Form S-4 was declared effective by the Securities and Exchange Commission.

On October 30, 2008, the Company held its special meeting of stockholders to vote on the Merger and related matters. The Company received an affirmative vote from the holders of a majority of the shares of Company Common Stock issued in the Company’s initial public offering, an affirmative vote to adopt the Merger Agreement, an affirmative vote to approve the issuance of Company Common Stock in the Merger, and an affirmative vote to adopt an amendment to the amended and restated certificate of incorporation of the Company to provide for perpetual existence. More than ninety-five (95%) of the shares of Company Common Stock voted in favor of the Merger. Less than five percent (5%) of the shares of Company Common Stock issued in the Company’s initial public offering voted against the Merger and elected to convert their shares into cash in accordance with the Company’s amended and restated certificate of incorporation. Accordingly, on October 30, 2008 the Company consummated its initial business combination and CWDK became a wholly-owned subsidiary of the Company.

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

Net income attributable to common stockholders’ for the period from May 29, 2007 (inception) to September 30, 2008 was $5.7 million, which consisted of $11.9 million in interest income partially offset by $1.4 million in general and administrative costs and $4.8 million in income taxes. Net income attributable to common stockholders’ for the three and nine months ended September 30, 2008 was $1.0 million and $4.8 million, respectively, which consisted of $2.6 million and $9.4 million in interest income, respectively, partially offset by $0.5 million and $1.2 million, respectively, in general and administrative costs and $1.1 million and $3.4 million, respectively, in income taxes. Through the trustee of the trust account, we will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

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

At September 30, 2008, we had cash outside of the trust account of approximately $2.7 million, cash held in the trust account of approximately $430.4 million, and total liabilities of $20.9 million. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for the next twelve months (beginning October 1, 2008). Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; and office space, administrative services and secretarial support prior to consummating a business combination.

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

On May 19, 2008, the Company, and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Acquisition Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with China Water and Drinks, Inc., a Nevada corporation (“CWDK”). CWDK is a licensed bottled water producer and operates bottled water production plants in China through six subsidiaries.

Pursuant to the terms of the Merger Agreement, each share of the CWDK’s common stock (“CWDK Common Stock”) will be converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of the Company (“Company Common Stock”), as such fraction may be adjusted in accordance with the Merger Agreement (the “Exchange Ratio”), and/or (ii) at the election of the holders of CWDK Common Stock, an amount in cash equal to US$5.00 per share of CWDK Common Stock.

Certain CWDK security holders have already elected to receive the Company’s common stock in the merger in respect of approximately 70.1 million shares of CWDK common stock and to receive cash in the merger in respect of approximately 33.0 million shares of CWDK common stock (for aggregate cash proceeds of $165.0 million).

In addition, in consideration for granting certain waivers, releases, suspensions, and relinquishments of rights related to their CWDK securities, certain CWDK noteholders, private placement investors, and management are eligible to share in a contingent payment of $145.5 million, payable in 2010, if the Company achieves a stated net income target for its fiscal year ending December 31, 2009. This contingent payment can be paid, in the Company’s sole discretion, through the payment of cash, through the issuance of Company common stock, or through a combination thereof.

In light of recent instability in the credit and capital markets, in September 2008, the Company determined that it would be prudent to preserve more of its cash to fulfill future acquisition strategies. As a result the Company will reduce from $165 million to $45 million the cash required to purchase approximately 33.0 million shares of CWDK common stock. To facilitate implementation of this plan of action, the Company and existing and former members of China Water management as well as certain stockholders that are parties to an undertaking agreement entered into amendments to the majority stockholder written consent and undertakings agreements and related documents. The Company will not be required to issue additional shares of its stock to compensate for the cash reduction. Instead, Mr. Hong Bin Xu, the president of CWDK for the benefit of China Water’s and the Company’s stockholders, has agreed to transfer to certain stockholders 7.6 million of his remaining shares of CWDK in order to induce them to accept less cash than would have been payable to them under the Merger Agreement.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission on March 31, 2008, and in the definitive information and proxy statement/prospectus on form 424(b) declared effective on October 2, 2008 by the U.S. Securities and Exchange Commission respecting the proposed merger with China Water. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of October 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed March 31, 2008 or on the information and proxy statement/prospectus Form 424(b) declared effective on October 2, 2008 with the SEC, and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As of September 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of $4.5 million of the interest earned on the funds held in the trust account through March 31, 2008, approximately $430.4 million was held in trust and we had approximately $2.7 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended September 30, 2008.

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

Date: November 12, 2008

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer and Chief Financial Officer