Form 10-K
period 2008-12-31
Heckmann CORP
filed 2009-03-16
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33816

HECKMANN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-0287117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75080 Frank Sinatra Drive
Palm Desert, CA	92211
(Address of principal executive offices)	(Zip Code)

(760) 341-3606

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	New York Stock Exchange
Common Stock, $0.001 par value	New York Stock Exchange
Common Stock Purchase Warrants	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $484,868,608 based on the closing sale price as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 13, 2009 was 110,074,223.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on May 6, 2009 are incorporated by reference into Part III, Items 10-13 of this Annual Report on Form 10-K.

HECKMANN CORPORATION

HECKMANN CORPORATION

Certain Terms

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), which we acquired by means of a merger and reorganization transaction completed on October 30, 2008.

Forward-Looking Statements

This Annual Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of this Annual Report, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

All such forward-looking statements speak only as of the date of this Annual Report. The Company is under no obligation to, nor does it intend to, release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Periodic Reporting and Financial Information

Our units, common stock and warrants are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and each are listed and trade on the New York Stock Exchange (“NYSE”) under the symbols HEK.U, HEK, and HEK.WS, respectively. We have compliance and reporting obligations, including the requirement that we file annual and quarterly reports with the Securities and Exchange Commission (“SEC”), and comply with the NYSE listing policies and procedures. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accounting firm.

Where You Can Find Additional Information About Us

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also maintain an internet site at http://www.heckmanncorp.com where you can find our filings with the SEC in the Investor Relations area of the site.

HECKMANN CORPORATION

PART I

Item 1.	Business

Heckmann Corporation is a holding company that was created to acquire or make investments in attractive businesses. We completed our first investment, the acquisition of China Water & Drinks, Inc. (“China Water”), a bottled water company operating in the People’s Republic of China (“China”), on October 30, 2008. As of December 31, 2008, we had $330 million dollars in invested cash and cash equivalents on our balance sheet. We intend to make additional acquisitions as we find attractive long-term opportunities for our stockholders.

Headquartered in Palm Desert, California, the Company was incorporated in Delaware on May 29, 2007. We began our corporate existence as a blank check development stage company. On November 16, 2007, we completed an initial public offering (“IPO”) of 54,116,800 units (each consisting of one share of common stock and one warrant exercisable for an additional share of common stock), including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $421 million dollars. On the same date, we also completed a private placement of warrants to our founders at an aggregate purchase price of $7 million, or $1.00 per warrant.

On October 30, 2008, we completed the acquisition of China Water using a combination of cash and common stock for an aggregate purchase price of approximately $413 million dollars, which excludes 16,532,100 contingently returnable shares of common stock that were placed in escrow and contingent payments totaling $145.5 million.

Our Corporate Structure

As of the date of this report, our ownership structure is as follows:

Our Current Business Operations

At the current time, our only business operations are those of our subsidiary China Water. Through China Water, we produce bottled water products at facilities in the cities of Beijing, Guangzhou (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province), Shenyang (Liaoning Province) and Changsha (Hunan Province).

Our production plants have two types of production lines: one type produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). We produce a variety of bottled water products including purified water, mineralized water and oxygenated water.

We market our bottled water products in China using the brand names “Darcunk” (which translates to “Absolutely Pure”) and “Grand Canyon.” We also supply bottled water products to beverage companies and servicing companies, including subcontractors of Coca-Cola located in China, which we collectively refer to herein as “Coca-Cola China,” as well as Uni-President and Jian Li Bao. In addition, we provide private label bottled products to companies in the service industry, such as hotels and casinos.

From October 31, 2008, following the acquisition of China Water, to December 31, 2008, we produced a total volume of 107 million liters of purified drinking water. On a pro forma basis in 2008, we produced 1.0 billion liters of purified drinking water. We currently market and sell our bottled water products in multiple regions of China, including Beijing, Guangdong Province, Guangxi Province, Shandong Province, Heilongjiang Province, Jilin Province, Shanxi Province, Shaanxi Province, Gansu Province, Liaoning Province, Anhui Province, Sichuan Province, Hebei Province, Hunan Province and Macau.

Recent Developments at our China Water subsidiary

During the first quarter of 2009, China Water expanded its relationship with Coca-Cola China by entering into a commercial supply agreement to produce and supply assorted fruit juices in Shanxi Province, China. This is our first move beyond bottled water products and into other non-carbonated beverage production. We have also reached an agreement in principle with Coca-Cola China to expand this supply arrangement to other provinces in midwest and southwest China.

Through our China Water subsidiary, we are in the process of completing the previously announced purchase of Harbin Taoda Drinks, Ltd. (“Harbin Taoda”), for $13.9 million in cash. Approximately $12.2 million of the cash purchase price has been paid through previous deposits. We expect to close this acquisition in April of 2009. Harbin Taoda operates a bottled water facility in Harbin, Heilongjiang Province, China. For 2009, Harbin Taoda’s estimated annual capacity through two production lines is 330 million Small Bottles and 3.4 million Carboy Bottles.

In October of 2008, we initiated a capacity rationalization plan involving the relocation of certain equipment from the Zhanjiang Taoda Drink Co. Ltd. (“Zhanjiang Taoda”) facility to the Nanning Taoda Drink Co. Ltd. (“Nanning Taoda”) and Guangdong Taoda Drink Co. Ltd. (“Guangdong Taoda”) facilities. This plan was completed during the first quarter of 2009. The remaining fixed assets at the Zhanjiang Taoda facility were sold for approximately $126,000. The Zhanjiang Taoda customer base and sales orders have been allocated to the Nanning Taoda and Guangdong Taoda operations.

On March 14, 2009, J. John Cheng was promoted to chief executive officer of China Water. He had been serving as President of the Company’s China division. On March 13, 2009, the Company and Xu Hong Bin entered into an agreement, pursuant to which Mr. Xu resigned as chief executive officer and president of China Water and as a director of the Company. In connection with Mr. Xu’s resignation, the Company agreed to return to Mr. Xu 3,500,000 shares of our common stock he had placed in escrow to secure various representations, warranties and covenants made in connection with the acquisition of China Water. Under the terms of the agreement, Mr. Xu will return the remaining 13,032,100 shares in escrow to the Company in exchange for a cash payment of $14 million and termination of his escrow obligations.

The Bottled Water Industry

The Global Industry for Bottled Water.    According to Zenith International, a consulting and market research firm, worldwide bottled water consumption increased by 6% to 206 billion liters in 2007. Between 2002 and 2007, the global bottled water industry enjoyed a 7.9% compound annual growth rate. Consumption per person reached 30.8 liters in 2007, an increase of 1.4 liters from 2006. Zenith International estimates that global bottled water consumption will increase to 272 billion liters in 2012. The United States and China are the two largest national markets. Asia/Australasia represents the largest regional market with an estimated 26.5% market share. Still water continues to outpace sparkling water by a wide margin.

The global bottled water market remains highly fragmented and controlled by local brands, but consolidation is occurring. We face competition from leading worldwide operators such as Nestlé S.A., Danone, Coca-Cola and PepsiCo, which had a combined 2006 market share of approximately 33% by volume.

We believe that the most significant trends in the bottled water industry are:

•	consolidation of industry participants;

•	the increasing demand for bottled water in Asia and, particularly, in China;

•	the demand of consumers for less expensive brands of bottled water;

•	the introduction of nutrient-enriched bottled water products; and

•	the proliferation of flavored bottled waters.

The Chinese Bottled Water Industry.    China is facing a severe water crisis. According to the Department for International Development, an entity established by the United Kingdom government, China’s rapid economic growth has put significant stress on its natural resources, especially water. China has approximately 20% of global population, but only 7% of the water. Moreover, its per capita water resources are declining due to the impact of climate change and human activity. Compounding the lack of water resources, the State Environment Protection Administration of China estimated in 2007 that tap water in one-half of China’s major cities was polluted by industrial chemicals and agricultural fertilizers. In 2005, a senior Chinese government official estimated that 360 million people in China were without safe water supplies. Industrial wastewater treatment has not been established everywhere in China and this causes serious water pollution problems because a large amount of wastewater is discharged directly into water bodies. Safe drinking water is one of the government’s top priorities in China. Given the lack of wastewater treatment plants, we believe the drinking water issues will not be easily solved in the near future.

China’s bottled water industry started to grow as the quality of drinking water in China began to deteriorate and as individual Chinese purchasing power increased. According to a May 2008 report by Euromonitor International, a market research firm, Chinese bottled water sales increased from RMB16.2 billion ($2.0 billion based on the average exchange rate in 2002) in 2002 to approximately RMB28.6 billion ($3.8 billion based on the average exchange rate in 2007) in 2007, representing a compound annual growth rate of 12.1%. In China, consumption of bottled water has overtaken consumption of carbonated sweet drinks and China is one of the largest national markets for bottled water sales. Euromonitor International estimates that bottled water sales in China will reach RMB40.3 billion ($5.9 billion based on the average exchange rate in 2007) by 2012, at a projected compound annual growth rate of 7.1%.

Source: Euromonitor	International, “Bottled Water in China,” May 2008.

Although China is the fastest growing and represents one of the largest national markets for bottled water, consumption per person is still among the lowest in the world. According to Beverage Marketing Corporation, a consulting and market research firm China’s bottled water consumption per capita represents less than one-half of the global per capita average, and only 11% of the per capita average of the top 20 national markets by volume.

Source:    Beverage Marketing Corporation and CIA World Fact Book.

According to AC Nielson, a market research firm, in 2008, the top three brands of bottled water in China (Tingyi Master Kong, Hangzhou Wahaha Group, and Nongfu Spring Co. Ltd.) accounted for approximately 50% of total market share. While the market is concentrated in several brands, there are several thousand other bottled water brands in China. Bottled still water accounted for approximately 99% of bottled water sales by volume in 2007 and showed the strongest growth as industry leaders extended their sales efforts to include third tier cities in China, as well as expanded their related distribution networks. Nevertheless, we believe that the distribution breadth of and penetration rates for most bottled water producers will remain limited due to comparatively high transportation costs, constricted geographical coverage, and limited production capacity.

In China, the competitive landscape is shaped by two layers of companies: branding companies and production companies. The first layer consists of those companies that have marketing, distribution and branding capabilities. The second layer consists of those companies that actually produce bottled water. Although some branding companies also build plants themselves, they still need production companies to address their production gaps and fill in the locations where their facilities do not cover. Because the China market is so large, we believe that no single branding company can cover all locations with their own plants.

Industry Trends in China’s Bottled Water Industry.    In 2009, we believe that our water business in China will be influenced by the following factors:

•

Growth and evolution of China’s bottled water industry.    The bottled water industry in China is in a process of continuous growth, consolidation, and development. According to a May 2008 report by Euromonitor International, Chinese bottled water sales grew by 12.1% annually from 2002 to 2007, which represented the fastest national growth rate in bottled water consumption. With the growth in demand and addition of new industry participants offering new and varied bottled water products, the Chinese bottled water industry is poised for continued growth and consolidation.

•

Health consciousness of Chinese individuals.    We believe that Chinese citizens are becoming increasingly health conscious. Given concerns with the quality and hygiene standards of available drinking water in China, we believe that consumers will increasingly purchase and consume bottled drinking water that has been purified and treated to afford consumers greater health benefits.

•

Consolidation in the industry.    Although there are 3 leading brands in China, the rest of the market is fragmented and highly regionalized. This presents an opportunity for consolidation in the bottled water market.

•

Growing middle class in China.    According to research by McKinsey Global Institute, a market research firm, by 2011, the middle class in China will number more than 350 million people, representing the largest segment in urban China and accounting for more than 50% of the urban population. This group is likely to possess increased spending power and a desire and ability to consume products, including bottled water.

•

Demand for greater product mix offerings.    Consumers are demanding specialty bottled water products, such as flavored waters and nutrient-enriched water products. We believe that bottled water producers that have the resources to offer to consumers a variety of specialty water products will be industry leaders.

Our Competitive Strengths in the Chinese Bottled Water Business

We believe that the following key competitive strengths enable us to compete effectively in the bottled water market in China:

•

Strong Long-term Relationship with Well Known Global Brands.    We have maintained stable and trusted long-term relationships with several globally recognized beverage companies and original equipment manufacturers involved in the bottled water production businesses in China, including Coca-Cola China, Uni-President and Jian Li Bao. Our relationship with Coca-Cola China dates back to 1996. As a sponsor of the 2008 Olympic Games in Beijing, Coca-Cola appears to have successfully expanded its sales and penetration rate in China and we have expanded our own production capacity in order to leverage and capitalize upon Coca-Cola’s business plans in China.

•

Top Tier Production Capability and Quality Control.    As a long-term supplier of Coca-Cola China and other well known beverage companies, we are required to comply with their production requirements and rigid quality control standards. We have implemented these high standards in all of our manufacturing facilities. Our plants are audited frequently by independent assessors for compliance with our customers’ procedures, quality control requirements and hygiene standards.

•

Production Cost Advantages.    We believe that we enjoy production cost advantages due to a variety of factors. We have fully integrated production to minimize costs and maximize profitability. The majority of our production processes are standardized and fully automated, and we are upgrading our remaining production lines to full automation. We believe increased automation will increase production yields and efficiency as well as reduce labor costs and minimize the impact of any labor shortages. In addition, given our strong, long-term relationship with our vendors and suppliers of raw materials, we believe that we can continue to achieve production cost advantages.

•

Established Distribution Network.    We sell the majority of our bottled water products through an extensive distribution network of local and regional distributors, which help us establish a presence in each regional market we serve. We have maintained a stable long-term relationship with the majority of our distributors.

Strategy for our Bottled Water Business in China

We believe that our competitive strengths will enable us to participate in water industry markets throughout the world and take advantage of growth opportunities in China’s bottled water market. We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•

Growth opportunities through expansion and acquisitions.    We are exploring growth through both new facility construction and acquisitions. For new construction opportunities, we target regions where adding plants and equipment can service new incremental demand. We also seek to acquire businesses that add value and fit sensibly into our model for a worldwide industrial enterprise. To complement our existing business, we seek to acquire additional bottled water production facilities, bottled water brands, and purification and treatment facilities. We believe that pursuing selective acquisitions at competitive valuations could help expand our production capacity, enhance our market competitiveness and expand our geographical coverage. We intend to leverage our production and operating expertise to enhance the production efficiency, yields and product quality at all future acquired facilities. Our recent expansions in 2008 increased our Small Bottle production capacity by over 75% to approximately 1.7 billion Small Bottles, and Carboy Bottle production capacity by 35% to 24.0 million Carboy Bottles, at the end of 2008. We believe that additional capacity in China could help enhance profit margins and increase market share for our bottled water products.

•

Capitalize on our brand recognition to increase sales of new and existing products.    In China, we intend to leverage the favorable market recognition of our “Absolutely Pure” and “Grand Canyon” bottled water brands by expanding our product offerings. In 2008, we launched new super-oxygenated water products and we anticipate testing and launching additional new product offerings in 2009 and 2010. In addition, we are also making targeted investments in increased advertising and promotional activities to increase brand awareness.

•

Expand distribution channels for our own branded products.    Our distribution network currently consists of over 70 major distributors across China. We intend to further expand our distribution network by establishing relationships with, and offering competitive programs to incentivize, additional distributors.

Our Products and Production Processes at our China Water subsidiary

In China, our purified bottled water products are produced and marketed through a vertically integrated production and sales process that begins with the manufacturing and processing of raw materials and concludes with the sale of our bottled water end products through our broad distribution network. Our two main bottled water production lines produce Small Bottles ranging in size from 330 milliliters to 1.5 liter and Carboy Bottles ranging in size from 11.4 to 18.9 liters (3 to 5 gallons). During the two months ended December 31, 2008 and pro forma for the twelve months then ended, Small Bottles accounted for approximately 84% and 83%, respectively, of sales and Carboy Bottles accounted for approximately 11% and 16%, respectively. For the two months ended December 31, 2008 and pro forma for the twelve months then ended, the remaining 5% and 1%, respectively, of revenue was derived from the sale of pre-forms. Within these product lines, we bottle natural mineral water, spring water, purified water, and oxygenated water. Due to the scarcity of sources of natural mineral water and spring water, purified water is the most popular bottled water type in the China market. The following charts indicate the percentage of our sales during the two months ended December 31, 2008 and pro forma for the twelve months then ended that are derived from Small Bottles and Carboy Bottles, as well as the percentage derived from sales of our own branded products and from those of our OEM customers. For this purpose, we define “OEM” customers as those customers for which we provide private label services. In these relationships, the OEM customer provides its branded labels to us, which we affix to certain bottled water products and sell back to the customer.

Two Months Ended December 31, 2008

Pro Forma Basis for 2008

The initial stages of our production operations involve manufacturing the plastic containers in which our water is to be bottled and sourcing water from municipal water supplies or natural water collected from streams, lakes and wells. Before bottling, we process the water through a series of water purification and processing methods and procedures based on established governmental and industry standards and our customers’

specifications. Clarification, pre-filtration, final filtration, ultra-violet radiation and sterilization are the most fundamental and necessary steps in processing water, but special treatment and additional processing, such as oxy-hydrating or water softening, may be required to meet water quality standards, customers’ specifications and differing product requirements. Once the water treatment and processing stage is completed, the water is bottled and undergoes the final stage of quality and hygiene check. The bottled water is then packaged and delivered.

All of the bottles we produce are PET (Polyethylene terephthalate) bottles which are well known for their high standard in the industry and superiority to traditional PVC (polyvinyl chloride) bottles and glass bottles because PET bottles are clearer, lightweight and durable with good resistance to heat and chemicals. We produce a wide range of bottles, with volumes ranging from 330 milliliters to 1.5 liters.

Our production process from manufacturing to end products is depicted below:

Our Sales Network of Distributors and Customers in China

In China, we market and sell our bottled water products to distributors that sell our bottled water products to end users under our own brands, and OEM customers, which include major global drink and beverage companies such as Coca-Cola China, Uni-President and Jian Li Bao, which usually sell our bottled water products under their brand or brands. For the two months ended December 31, 2008 and pro forma for the twelve months then ended, approximately 75% and 78%, respectively, of our revenue was derived from sales of our bottled water products to consumers directly under our own brands, 20% and 21%, respectively, of our revenue was derived from sales of our bottled water products to OEM customers such as Coca-Cola China, which represented the largest customer for our OEM sales. For the two months ended December 31, 2008 and pro forma for the twelve months then ended, the remaining 5% and 1%, respectively, of revenue was derived from the sale of pre-forms.

For certain customers in China, such as Coca-Cola China, we are one of the few bottled water suppliers that has been qualified to produce products from raw materials to end products. By virtue of our relationship with Coca-Cola China, we have been recognized as one of the leading bottled water suppliers in China. We also market to customers in the travel and hospitality industry, such as hotels, casinos and bus companies and provide total solutions from bottle design, production and packaging to delivery. In addition, we produce and sell bottled water directly under our brands “Absolutely Pure” and “Grand Canyon” and distribute our products through local distribution networks. With respect to the sales through distributors, we have established and maintained long-term relationships with major distributors who we believe have local business experience and established regional sales networks.

For the two months ended December 31, 2008 and pro forma for the twelve months then ended, distribution through our 5 largest distributors and customers accounted for approximately 42% and 48%, respectively, of our total sales as shown in the table below:

Top 5 Customers/Distributors	Pro forma % of 2008 sales	% of last 2 months sales
Coca Cola China (OEM)	8%	12%
Rongsheng Logistics (distributor)	19%	10%
Nanfong Fu Da (distributor)	10%	7%
Bai Cun (distributor)	5%	7%
Guilin Da Men Guan (distributor)	6%	6%

Raw Materials and Principal Suppliers for our China Water Subsidiary

The main raw materials for our products are water, which is obtained from local municipal water system and streams, lakes and wells, and PET bottling materials, such as PET plastic materials and containers, caps, oil byproducts and packaging materials. PET bottling materials account for a significant percentage of our product costs and are subject to a high degree of price volatility caused by the supply and demand, as well the price, of oil. The following table lists our top five suppliers of raw materials, the nature of the raw materials supplied by each to us, and the percentage of our raw material costs represented by each supplier for the two months ended December 31, 2008 and pro forma for the twelve months then ended:

Top 5 Suppliers	Raw Material Supplied	Pro forma % of 2008 Purchases	% of last 2 Months’ Purchases
Shun De Rong Rui	Packaging	13%	17%
Foshan Expanding Industry Trade	PET plastic material	7%	10%
Shenzhen Nanbei Star	PET plastic material	17%	9%
Teng Long Premium Resin	PET plastic material	4%	6%
Foshan Mingmin	PET plastic material	5%	5%
Percentage of total purchases from top five suppliers		46%	47%

Competition in China Markets

The bottled water industry in China is highly fragmented, consisting of several large Chinese and international competitors and a number of smaller local and regional manufacturers. We primarily compete with Chinese bottled water producers, including Hangzhou Wahaha Group, Nongfu Spring Company Ltd., and Guandong Robust Corp. In addition to local Chinese producers, we compete with global beverage companies and brands including Nestle S.A., the leading company in the global bottled water market, as well as Coca-Cola, C’est Bon, Danone, Tingyi Master Kong, and Uni-President. Many of these competitors have substantially greater resources than we have and pose significant competition to us. Nevertheless, we believe that we can compete effectively in our markets given the fragmentation of the market, the heavily regional aspect of bottled water in China, our strong brand recognition and established distributorships and customer relationships, and our strong balance sheet, which may allow us to seize on appropriately valued acquisition and new facilities manufacturing opportunities without accessing credit markets. We also believe that we can effectively compete based on price, quality and hygiene standards.

Seasonality

Our sales in China are subject to seasonality factors. We typically experience higher sales of bottled water in the summer time in coastal cities while sales remain constant throughout the entire year in some inland cities. In general, our sales are higher in the second and third quarters of the year when the weather is hot and dry, and lower in the first and fourth quarters when the weather is cold and wet.

Sales can also fluctuate throughout the year for a number of other reasons, including the timing of advertising and promotional campaigns, and unforeseen circumstances, such as production interruptions.

Research and Development

We conduct on-going research and development activities relating to the improvement of our bottled water products and production facilities. In China, our primary research and development facilities are located in Guangzhou and are led by team has over 20 years of experience in the bottled water industry. Our research and development activities are focused primarily on maintaining and enhancing quality control measures for our bottled water products, creating new and better methodologies for turning natural spring water and other types of purified water into mineral water and enhancing our product mix through the development of oxygenated, flavored, and nutrient-enriched water.

Intellectual Property

In China, we sell our bottled water products primarily under the brand names “Absolutely Pure” and “Grand Canyon.” We maintain trademark registrations with the Trademark Office of the State Administration for Industry and Commerce of China for the “Absolutely Pure” and “Grand Canyon” names and logos. We rely on trade secrets laws and contractual agreements to protect our proprietary technology and processes. We currently do not own any patents and have not applied for patents on our proprietary technology or processes. We do not believe that such protection is necessary to protect our intellectual property rights and business interests.

Employees

As of December 31, 2008, we had 1,181 full-time employees, of which 175 were executive, sales, administrative and accounting staff, and 1,006 were manufacturing workers. We also hire temporary manufacturing workers to supplement our manufacturing capabilities at periods of high demand. None of our employees are under collective bargaining agreements. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Government Regulation

Our China operations are heavily regulated. Like other bottled water manufacturers within China, we are subject to compliance with China’s food hygiene, tax, licensing, and environmental laws and regulations. In addition, acquisitions in China subject us to complicated Chinese regulations governing mergers and acquisitions of Chinese operating companies.

Food and Hygiene Regulatory System of China.    We are subject to laws regulating the production, distribution and sale of bottled water in China, including the Food Hygiene Law of China and other laws and regulations relating to the hygiene and standardization of bottled water products in China.

The Food Hygiene Law sets out the hygiene standards for the production of bottled water, water additives, water packaging and containers, and the prescribed contents of water packaging labels. It also stipulates hygiene requirements in respect of premises, facilities and equipment for the production, transport and sale of bottled water.

China’s Ministry of Health is responsible for the regulation and supervision of bottled water hygiene in China. The Food Hygiene Law requires all enterprises proposing to be involved in bottled water production and processing to obtain a hygiene license from the relevant local department of the Ministry of Health before they can register their enterprise with the relevant Local Administration for Industry and Commerce, which is responsible for issuing business licenses. Enterprises cannot begin bottled water production and processing activities without first obtaining a hygiene license.

If an enterprise fails to comply with the Food Hygiene Law, the Ministry of Health may issue a warning notice or rectification order, confiscate the proceeds earned as a result of the unlawful behavior, impose a fine, order the enterprise to cease production and operation, recall and destroy the bottled water products already sold, or revoke the enterprise’s hygiene license. In more extreme cases where harm is caused to human health, criminal proceedings may be initiated against the enterprise and its management.

China Tax Regulations.    Our subsidiaries incorporated in China are all foreign-invested enterprises and, as such, face tax assessments and regulation by the government of China. The rate of income tax chargeable on companies in China varies depending on the availability of preferential tax treatment or subsidies based on industry or location. Previously, a foreign-invested enterprise was entitled to enjoy preferential enterprise income tax treatment in China. A full exemption from China’s enterprise income tax applied in the first and second profitable years and a 50% exemption applied in the third, fourth and fifth years. However, on March 16, 2007, China’s National People’s Congress passed a new corporate income tax law, effective on January 1, 2008, which unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. The new corporate income tax rate applicable to all enterprises in China is 25%. However, the new corporate income tax law grants a five-year grandfathering period for a foreign-invested enterprise incorporated before March 16, 2007. Therefore, the applicable corporate income tax rate of our China operations will gradually move up to a rate of 25% over a five-year grandfather period.

Regulation by the Chinese Administration of Production Licenses for Industrial Products.    China’s Administration of Production Licenses for Industrial Products requires us to maintain a production license for manufacturing bottled water products. Spot tests and product inspection, as well as periodic supervisory inspections are conducted. To date, we have passed spot tests and product inspections, but have yet to be selected for any supervisory inspections.

Environmental Protection Law of China.    The Environmental Protection Law of China, promulgated in 1989, establishes a basic legal framework for environmental protection in China. The purposes of the Environmental Protection Law are to protect and enhance the living environment, prevent and cure pollution and other public hazards, and safeguard human health. The State Environment Protection Administration is responsible for the overall supervision and administration of environmental protection work at the national level and the environmental protection bureaus at the county level are responsible for environmental protection in their respective jurisdictions.

Government authorities can impose various types of penalties on persons or enterprises who are in violation of the Environmental Protection Law depending on the circumstances and extent of pollution. Penalties can include issuing a warning notice, imposing fines, setting a time limit for rectification, suspending production, ordering, reinstallation and operation of environmental protection facilities that have been dismantled or left unused, imposing administrative sanctions against management in charge, or ordering the termination and closure of enterprises or institutions conducting such operations. In cases where the pollution causes physical damage, compensation may be paid to victims. In serious cases, those who are directly responsible may be subject to criminal liability.

In accordance with the Environmental Protection Law, we have completed the required environmental assessments and our environmental assessment reports have been approved by the local environmental administration. Also, we have installed the necessary environmental protection equipment, adopted advanced environmental protection technologies, established responsibility systems for environmental protection, and reported to and registered with the relevant local environmental protection departments. We believe we are in material compliance with relevant environmental laws and regulations.

Chinese Regulation of Merger and Acquisition Activities.    On August 8, 2006, six Chinese regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the Chinese parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions in China has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to us or sufficiently protective of our interests in a transaction.

In October 2005, China’s State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires Chinese residents to register with an applicable branch of SAFE before establishing or acquiring control over an offshore special purpose company for the purpose of engaging in an equity financing outside of China that is supported by domestic Chinese assets originally held by those residents. Following the issuance of Circular 75, SAFE issued internal implementing guidelines for Circular 75 in June 2007. These implementing guidelines, known as Notice 106, effectively expanded the reach of Circular 75 by:

•

purporting to regulate the establishment or acquisition of control by Chinese residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership;

•	adding requirements relating to the source of the Chinese resident’s funds used to establish or acquire the offshore entity;

•	regulating the use of existing offshore entities for offshore financings;

•	purporting to regulate situations in which an offshore entity establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China;

•

making the domestic affiliate of the offshore entity responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds; and

•	requiring that the registrant establish that all foreign exchange transactions undertaken by the offshore entity and its affiliates were in compliance with applicable laws and regulations.

No assurance can be given that our stockholders who are Chinese residents as defined in Circular 75, and who owned China Water or any of its China based subsidiaries prior to our acquisition of China Water, have fully complied with, and will continue to comply with, all applicable registration and approval requirements of Circular 75 in connection with their equity interests in the Company and the Company’s acquisition of equity interests in its China based subsidiaries by virtue of our acquisition of China Water. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to the Company following the China Water acquisition, we cannot predict how it will affect our business operations or future strategies. For example, the ability of our present and prospective China subsidiaries to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our Chinese resident beneficial holders. In addition, such Chinese residents may not always be able to complete the necessary registration procedures required by Circular 75. We have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. If our Chinese stockholders or the Chinese stockholders of the target companies we acquired in the past or acquire in the future fail to comply with Circular 75, if SAFE requires it, they may be subject to fines or legal sanctions, and Chinese authorities could restrict our investment activities in China, limit our subsidiaries’ ability to make distributions or pay dividends, or even unwind the transaction and revoke the right of our subsidiaries to do business in China.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this Annual Report. We are subject to a number of risks, including those relating to having substantially all of our operating assets in China. The market price of our common stock and warrants could decline due to any of the risks discussed below, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this Annual Report, including our financial statements and accompanying notes. Because we are a holding company with operating subsidiaries in China, we are subject to legal and regulatory environments that differ in many respects from those of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below.

Risks Related to Our Business

Our business strategy of making attractive acquisitions subjects us to all of the risks inherent in identifying, acquiring and operating newly acquired businesses.

We are a holding company that was created to acquire or make investments in attractive businesses. We face all the risks associated with such a strategy, including, but not limited to:

•	the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources;

•	entering new markets or industries in which we have limited prior experience;

•

failure to identify in due diligence key issues specific to the businesses we seek to acquire or the industries or other environments in which they operate, or, failure to protect against contingent liabilities arising from those issues;

•	difficulties in integrating, aligning and coordinating organization, which will likely be geographically separated and may involve diverse business operations and corporate cultures;

•	difficulties in integrating and retaining key management, sales, research and development, production and other personnel;

•	difficulties in incorporating the acquired business into our organization;

•	the potential loss of customers, distributors or suppliers;

•	difficulties in integrating or expanding information technology systems and other business processes to accommodate the acquired businesses;

•	risks associated with integrating financial reporting and internal control systems;

•	the potential for future impairments of goodwill if the acquired business does not perform as expected;

•	the inability to obtain necessary government approvals for the acquisition, if any; and

•	successfully operating the acquired business.

If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

The process of targeting, selecting, acquiring, and operating newly acquired businesses is time consuming and potentially expensive. We may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we use stock as consideration, this would have a dilutive effect on existing stockholders. If we use cash, this would reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all.

Future charges due to possible impairments of acquired assets may have a material adverse affect on our financial condition and results of operations.

A substantial portion of our assets is comprised of goodwill and other intangible assets, which may be subject to future impairment that would result in financial statement write-offs. Our China Water acquisition resulted, and any future acquisitions are likely to result, in significant increases in goodwill and other intangible assets. Goodwill and other intangible assets represent approximately 45% of our total assets at December 31, 2008. If there is a material change in our business operations or prospects, the value of the intangible assets we have acquired or may acquire in the future could decrease significantly. On an ongoing basis and at least annually, we will evaluate, partially based on discounted expected future cash flows, whether the carrying value of such intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse affect on our financial condition, results of operations and stock price.

The worldwide financial crisis is likely to cause reductions in consumer consumption, which would have a negative impact on our results of operations.

We are in the midst of a worldwide financial and credit crisis, and we expect a reduction in consumer spending in 2009, including in China. We have limited visibility and limited data concerning the actual long-term impact of the financial crisis on consumer spending in China. Therefore, we cannot provide meaningful estimates of the risks and potential changes to the revenues, profit margins, market share or expansion opportunities concerning our China Water subsidiary. However, we do expect our operations to be impacted in 2009 as a result of economic conditions and related consumer spending patterns. Separately, the worldwide financial and credit crisis may impact the return on our cash and investments.

In light of recent economic conditions, and deferrals of plant expansions and acquisitions, we do not believe that the estimates provided to us by China Water in connection with its acquisition by us will be achieved in 2009.

During our due diligence investigation of China Water in connection with its acquisition by us, we were presented with estimated levels of pro forma annualized revenue and net income that China Water could achieve by the end of 2008 and forward. This forward-looking information pre-dated the worldwide crisis in financial and credit markets and was based on our review of internal financial projections prepared by China Water, general due diligence and anticipated plant expansions and acquisitions. Because some of these plant expansions and acquisitions have not yet occurred and we did not anticipate the significance of the worldwide financial crisis, we expect that our revenues and net income for 2009 will be lower than we originally forecast. The consequences of this determination could include a decline in the stock price.

We are subject to litigation risks, which may be costly to defend and the outcome of which is uncertain.

All industries, including the bottled water industry in China, are subject to legal claims. As a public company we are particularly susceptible to securities and derivative lawsuits. These claims may be costly to defend and divert the attention of our management and our resources in general. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

Our obligation to pay contingent payments of $145.5 million if we achieve a stated 2009 adjusted net income milestone would dilute our stockholders if we satisfy such payments in stock, and would affect our liquidity and our ability to operate if we are unable to satisfy such payments in stock.

Under the terms of the agreements entered into in connection with our acquisition of China Water, we agreed that if the adjusted net income of our Company exceeds $90.0 million for our fiscal year ending December 31, 2009, we will pay to China Water’s pre-existing noteholders and private placement investors a pro rata portion of contingent payments of $45.0 million and $85.5 million, respectively. In addition, the merger agreement provides for the creation of a $15.0 million bonus plan to be paid out to the management team of China Water (all of whom have not yet been identified or selected) if the $90.0 million adjusted net income target for 2009 is achieved. These contingent payments can be paid, in our sole discretion, through the payment of cash, the issuance of our common stock, or a combination of cash and common stock.

We do not believe we will achieve the $90 million adjusted net income target for 2009. However, if we were to achieve such target, we would be required to pay the contingent payment in cash, which would reduce our liquidity, and/or issue stock, in which case our stockholders would experience dilution to their holdings.

Our ability to succeed will largely depend upon the efforts of our directors and officers, and in particular our chief executive officer, Mr. Richard J. Heckmann. The loss of Mr. Heckmann could affect our ability to operate.

Our ability to succeed is largely dependent upon the efforts of our officers and directors, especially Mr. Heckmann, our Chairman and Chief Executive Officer. Even though we believe that our success depends on the continued services of Mr. Heckmann, we have not entered into an employment agreement with Mr. Heckmann, nor obtained “key man” life insurance. Accordingly, we cannot be sure that Mr. Heckmann will remain with the company for the immediate or foreseeable future. In addition, though Mr. Heckmann has expressed a commitment of his full time to our success, he is not required to commit any specified amount of time to the company’s affairs and, as a result, he may have conflicts of interest in allocating management time among various business activities, including identifying more potential business acquisitions and monitoring the related due diligence and closing process. The loss of the services of Mr. Heckmann or any other of our other executive officers and directors could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking out and consummating more acquisitions.

If the Company is deemed to be an investment company, it must meet burdensome compliance requirements and restrictions on its activities that would increase the difficulty of completing new investments and/or acquisitions.

We do not believe that our planned principal activities will subject us to the Investment Company Act of 1940. In this regard, although we seek to acquire or make investments in additional businesses, we are primarily engaged in the operation of China Water and, in the future, we will be primarily engaged in the operation of the businesses we acquire. However, if the Company is deemed to be primarily engaged in the business of investing, reinvesting or trading securities or is otherwise considered to be an investment company, it would be subject to the Investment Company Act of 1940. If we are deemed to be subject to that act, compliance with additional regulatory burdens would increase our operating expenses and would make future acquisitions and investments more difficult to complete.

There are material weaknesses in our internal control over financial reporting that could cause investors to lose confidence in our reported financial information and thereby cause a decline in our stock price.

We inherited, and have undertaken to fix and remediate, certain previously reported and currently reported weaknesses in China Water’s internal controls over financial reporting. See “Item 9A. Controls and Procedures.” Additional acquisitions could place further pressure on our internal controls.

We have begun efforts towards remediation of China Water’s control deficiencies. However, if we are unable to address these or other material weaknesses in our internal control over financial reporting, this might result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting deadlines, and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The results of China Water during the 10 month pre-acquisition period ended October 30, 2008 have not been audited.

We have included in this filing pro forma operating results of China Water for the ten months ended October 31, 2008, which is based on unaudited information, and unaudited information of China Water for the year ended December 31, 2008. Changes could be required to this information as a result of an audit, and there can be no assurance those changes will not be material. Further, China Water’s actual operating results may differ, and those differences may be material, from the pro forma operating results.

Changes to the fair market or carrying value of our investment in China Bottles, Inc., our unconsolidated equity investee, could affect the value of our investment and any potential recordable income from the investment, which could result in a substantial write down.

We own 48% of the outstanding equity of China Bottles, Inc. (“China Bottles”), a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At December 31, 2008, our investment in China Bottles totaled $13.0 million, and the market value of our shares of China Bottles common stock (based on the closing market price on the Over-the-Counter Bulletin Board) was $18.4 million and $9.0 million at December 31, 2008 and March 10, 2009, respectively. For the two months ended December 31, 2008 and pro forma for the twelve months then ended, we recorded $4,000 and $4.2 million, respectively, in equity income based on the interim financial reports of China Bottles management. China Bottles has a significant insider ownership, the observable market price of its stock has been volatile, and there is no liquidity in the stock. Changes to the fair market or carrying value of our investment in China Bottles could affect the value of our investment and any potential recordable income from the investment, which could result in a substantial write down.

Risks Related to Our Current Business Operations in China

We face risks associated with recent acquisitions by China Water and if we fail to successfully integrate these acquired businesses our operating results will be negatively affected.

Within the past three years, our China Water subsidiary acquired outright control or a controlling interest in several businesses through the acquisitions of Nanning Taoda, Shenyang Aixin Industry Company Ltd. (“Shenyang Aixin”), Beijing Changsheng Taoda Drink Co. Ltd. (“Beijing Taoda”), Changsha Rongtai Packing Containers Co., Ltd. (“Changsha Rongtai”) and Grand Canyon Pure Distilled Water Co. Ltd. (“Grand Canyon”).

The ongoing process of integrating these businesses is distracting, time consuming, expensive, and requires continuous optimization and allocation of resources. Geographic distance between business operations, the compatibility of the technologies and operations being integrated, and combining disparate corporate cultures also present significant challenges. The acquired businesses also have different standards, controls, contracts, procedures, and policies, making it difficult to implement and harmonize company-wide financial, accounting, billing, information, and other systems. Continuing the successful integration of the recently acquired companies will require us to integrate and retain key management and other personnel, incorporate the acquired products or capabilities into our product offerings from an engineering, sales and marketing perspective, coordinate research and development efforts, integrate and support pre-existing supplier, distribution and customer relationships, and combine or centralize back office accounting, order processing, purchasing, and support functions. China Water’s focus on integrating operations may also distract attention from China Water’s day-to-day business and may disrupt key research and development, marketing, or sales efforts. If China Water cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Due to rapid growth in recent years, the past results in China of China Water may not be indicative of our future performance, so evaluating our overall business and prospects may be difficult.

Prior to our acquisition of China Water, its business had grown and evolved rapidly in recent years as demonstrated by its growth in sales revenue from approximately $35.7 million in 2006 to $56.8 million in 2007, and to $95.9 million (unaudited) in 2008. However, China Water may not be able to achieve similar growth in future periods, and historical operating results may not provide a meaningful basis for evaluating our overall business, financial performance and prospects. Therefore, you should not rely on past results or historical growth rates of our China subsidiary as an indication of its future performance. China Water suffered operating and net losses in 2008 and 2007, and there can be no assurance we will achieve operating and net income in 2009.

Part of our strategy involves the development of new products and if we fail to timely develop new products or incorrectly gauge the potential market for new products, our financial results may suffer.

We are utilizing our in-house research and development capabilities to develop new bottled water products, such as flavored water, oxygenated water and nutrient-enriched bottled water products that could become new sources of revenue for us in the future and help us to diversify our revenue base. Our future research and development efforts will be focused on expanding our product offerings beyond purified water, mineralized water and oxygenated water. If we fail to timely develop new products or if we miscalculate market demand for new products in development, we may not be able to grow our sales revenue sufficiently to outpace our product development expenses.

The revenues of our China business are highly concentrated in a single customer, Coca-Cola China, and we would be harmed if Coca-Cola China reduces its orders.

In the two months ended December 31, 2008 and pro forma for the twelve months then ended, approximately 12% and 8%, respectively, of sales in China were made to Coca-Cola China. Coca-Cola China resells our bottled water products. We believe that our relationship with Coca-Cola China provides consistent sales and credibility for us in our target markets. However, the arrangements with Coca-Cola China are not long-term, they do not impose minimum purchase commitments upon Coca-Cola China, and they are not exclusive. If Coca-Cola China discontinues or reduces purchases and we are unable to generate replacement sales from new and existing customers, our revenue and net income from China operations would decline considerably. Also, because the margins on our sales to Coca-Cola China are generally lower than on our sales to other customers and through distributors, if sales to Coca-Cola China increase as a percentage of overall sales, than our margins would decline.

We face increasing competition which may negatively impact our market share and profit margins.

The bottled water industry in China is highly competitive, and we anticipate it will become even more competitive in the future. We compete with domestic Chinese bottled water producers including Hangzhou Wahaha Group, Nongfu Spring Company Ltd., and Guangdong Robust Corp., and with global beverage companies and brands including Nestle S.A, Coca-Cola, C’est Bon, Danone, Tingyi Master Kong, and Uni-President. Some of our competitors have been in business longer, some have substantially greater financial and other resources, and some are better established in their markets. Some may also benefit from raw material sources or production facilities that are closer to their markets, thereby giving them a competitive advantage in terms of cost and proximity to consumers.

Currently, there are several thousand water brands in China, including those offered by domestic and foreign-invested enterprises. Our ability to compete against these enterprises will depend on our continuing ability to leverage our brand recognition and to distinguish our products by providing quality products at reasonable prices that appeal to wide consumer tastes and preferences.

Some of our competitors may provide products comparable or superior to ours, or adapt more quickly to consumer trends or changing market requirements. Significant consolidation among our competitors is also possible. Increased competition may lead our competitors to substantially increase their advertising expenditures and promotional activities or to engage in irrational or predatory pricing behavior. Third parties may actively engage in activities, whether legal or illegal, designed to undermine our brand name and product quality or to influence consumer confidence in our products. These activities may result in price reductions, reduced margins, and loss of market share, any of which could have a material adverse effect on our profit margins. As a result, we may not be able to compete effectively against current and future competitors.

Any interruption in our production could impair our financial performance and negatively affect our brand.

We produce bottled water products at facilities maintained by eight operating subsidiaries within China in the cities of Beijing, Guangzhou (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province), Shenyang (Liaoning Province) and Changsha (Hunan Province). Our manufacturing operations are complicated and integrated, involving the coordination of sourcing of water and other raw materials from third parties, internal production processes, and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. In the past year, we have also been steadily increasing production capacity organically and through acquisitions, but we have limited experience operating at higher production volumes and we may be unable to sustain production at current or higher levels. In addition, we may encounter interruptions in our manufacturing processes due to events beyond our control, such as fires, explosions, labor disturbances or violent weather conditions. Any interruptions in production could reduce sales revenue and earnings. If there are interruptions at any of our production facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely harmed. Any significant delays in deliveries to our distributors or customers could also lead to increased returns or cancellations and cause us to lose future sales.

Limitations on or the unavailability of natural resources or energy resources needed to operate our business in China would impair our profitability.

In order to produce our bottled water products in China, we need a readily available supply of water and electricity. We depend mainly on municipal water supplies to provide the water used in our products and on regulated electric companies to provide us with the electricity needed for our production facilities. In the two months ended December 31, 2008 and pro forma for the twelve months then ended, approximately 65% and 60%, respectively, of our water was sourced from municipal water supplies and the remaining 35% and 40%, respectively, was sourced from ground water. It is possible that municipal governments could put usage limits on these water resources in situations when water reserves for their cities are low or curtail electricity usage when the demand for energy resources is high relative to supply. Our business operations, income, and profits would be highly impaired if such limits are imposed.

Increases in raw material prices that we are unable to pass on to our customers would reduce profit margins.

The principal raw materials used in our production, including water, bottled water containers, caps and packaging materials, are subject to a high degree of price volatility caused by external conditions. In particular, the PET we use to manufacture our bottles is petroleum based, and therefore subject to significant price fluctuations. In the two months ended December 31, 2008 and pro forma for the twelve months then ended, PET accounted for approximately 47% and 48%, respectively, of our cost of goods sold. Oil prices have fluctuated at record velocity in recent years and the prices we pay for oil products and other raw materials may escalate in the future. Price changes to our raw materials may result in unexpected increases in production, packaging, and distribution costs, and we may be unable to increase the prices of our products to offset these increased costs. If so, we would suffer a reduction in our profit margins.

Any difficulties or delays in delivery or poor handling by distributors and third party transport operators may affect our sales and damage our reputation.

In China, we sell our own brands of bottled water through distributors. In the two months ended December 31, 2008 and in the twelve months then ended on a pro forma basis, our three largest distributors accounted for approximately 24% and 34%, respectively, of total sales. The delivery of our products by distributors to retailers could be delayed or interrupted in the case of unforeseen events and disruptions that occur for various reasons beyond our control, including poor handling by distributors or third party transport operators, transportation bottlenecks, natural disasters, and labor strikes. Poor handling by distributors and third-party transport operators could also result in damage to our products. If our products are not delivered to retailers on time, or are delivered damaged, we could lose business and our reputation could be harmed.

We may ineffectively allocate and balance the supply of our bottled water products among our distribution channels.

We market and sell our bottled water products to distributors that sell them to end users under our own brands, to major global drink and beverage companies, and to other corporations, hotels, and casinos on a private label basis. Like any other manufacturer or producer of products, we have limited production capacity and there are times when we are resource and capacity constrained. As our production capacity reaches its limit, it becomes more difficult for us to produce, balance, and allocate our bottled water products for sales through our various distribution and sales channels.

If we fail to strike an appropriate balance in producing and delivering our products for sale through our network of sales and distribution channels, we may be unsuccessful in meeting the relative demands of our distributors and the consumer market, which would hurt our sales, reputation, and relationships with distributors and customers.

Our products may become subject to recall in the event of defects or other performance related issues.

Our bottled water products have never been the subject of an open recall. However, like many other bottled water producers in China, we are at risk for product recall costs if a product is recalled due to a known or suspected contamination or other health or performance related defect. Costs typically include the cost of the product being replaced, the cost of the recall borne by our distributors, and the cost of removing our products from the market. If a recall decision is made, we will need to estimate the cost of the recall and record a charge to earnings. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, and the ultimate negotiated sharing of the cost between us and our customers. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results. Recalls could also create reputational damage that materially affects our business.

Our results of operations may fluctuate due to seasonality.

Our sales in China are subject to seasonality factors. We typically experience higher sales of bottled water in the summer time in coastal cities while sales remain constant throughout the entire year in some inland cities. In general, our sales are higher in the second and third quarters of the year when the weather is hot and dry, and lower in the first and fourth quarters when the weather is cold and wet.

Sales can fluctuate throughout the year for a number of other reasons, including the timing of advertising and promotional campaigns, and unforeseen circumstances, such as production interruptions.

Changes to the existing environmental and food and hygiene laws and regulations in China may cause us to incur additional costs that could have an adverse impact on our financial position, and we may not be able to comply with such laws and regulations.

As a China based bottled water producer, we are subject to the environmental and food and hygiene laws and regulations of China. If we fail to comply with these laws and regulations, we could face substantial fines, suspension of operations by China’s government, loss of necessary licenses and, in the case of serious noncompliance with China’s food and hygiene laws, we and our management may be subject to criminal proceedings. There can be no assurance that we will be able to comply with such laws or regulations. There can also be no assurance that the Chinese government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant additional costs that we cannot pass on to customers through higher prices.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of China’s government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We presently conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement in commercial activities;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

As China’s economy has been transitioning from a planned economy to a more market-oriented economy, China’s government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall Chinese economy, they may also have a negative effect on our China business.

Although China’s government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, China’s government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for China Water’s products and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to China’s legal system could limit the legal protections available to the Company and its stockholders.

We conduct substantially all of our business through China Water’s operating subsidiaries in China. China Water’s operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. China’s legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new Chinese laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us and our stockholders. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Substantially all of our assets and some of our offices are located in China. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our officers, the Company or China Water.

China’s government exerts substantial influence over the manner in which we must conduct our business activities.

China’s government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in China’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that China Water’s bottled water production operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which China Water operates may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require the Company to divest itself of any interest it then holds in Chinese properties or joint ventures.

Complicated Chinese regulations governing merger and acquisition activity involving domestic Chinese companies may impede our ability to execute our strategy of acquiring Chinese companies, and past or future violations of such regulations could materially adversely affect our business.

Our past and any future acquisitions of Chinese operating companies are subject to complicated Chinese regulations governing merger and acquisition activity, which are discussed in “Business—Government Regulation.” These regulations may delay and increase the cost of completing acquisitions of Chinese companies if we, or in some cases, the Chinese resident stockholders of the target or of the Company, are required to obtain approvals from Chinese authorities prior to consummating the transaction. If such approvals cannot be obtained, we may be forced to forego the acquisition opportunity. If our Chinese stockholders or the Chinese stockholders of the target companies we acquired in the past or acquire in the future fail to obtain any required Chinese governmental approvals in connection with our acquisition of such companies, they may be subject to fines or legal sanctions, and Chinese authorities could restrict our investment activities in China, limit our subsidiaries’ ability to make distributions or pay dividends, or even unwind the transaction and revoke the right of our subsidiaries to do business in China.

China Water’s business will suffer if it loses its land use rights.

There is no private ownership of land in China and all land ownership is held by the government of China, its agencies, and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required land transfer fee. China Water holds land use rights for some of its occupied properties and leases property from third parties that it believes have proper land use rights, but no assurance can be given that these land use rights will be renewed or that China Water’s lessors will maintain their land use rights. If China Water or any of its lessors lose their land use right certificates, China Water may lose production facilities that would be difficult or impossible to replace. Should it have to relocate, China Water’s workforce may be unable or unwilling to work in the new location and its operations will be disrupted during the relocation. The relocation or loss of facilities could cause China Water to lose sales and/or increase its costs of production, which would negatively impact financial results.

Any failure to fully comply with China’s labor laws could cause potential liability.

Companies operating in China must comply with a variety of labor laws. Certain of these labor laws require Chinese companies to have an executed labor contract with employees and make certain pension, housing, and other welfare-oriented payments. For a period of time in 2007, all of China Water’s operating subsidiaries (except Nanning Taoda, Changchun Taoda and Guangdong Taoda) failed to have in place effective labor contracts with each of their employees and failed to make related payments in violation of applicable Chinese labor laws. Recently, China Water has taken corrective actions by entering into the required labor contracts and intends to make the payments, which we believe are immaterial in amount to its overall operations, as required under China’s labor laws. Although China Water believes these actions are sufficient to ensure that it is currently in compliance with applicable Chinese labor laws and are the appropriate remediative measures, no assurance can be given that China’s governmental authorities will concur with such a view and will not impose additional penalties.

Accounting laws in China mandate accounting practices which may not be consistent with United States generally accepted accounting principles and therefore our financials and their interpretation involve uncertainties.

China’s accounting laws require an annual “statutory audit” to be performed in accordance with China’s accounting standards and the books of foreign invested enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices may not be consistent with United States generally accepted accounting principles, or GAAP. Article 14 of China’s Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. China Water’s China based operating subsidiaries are all considered wholly foreign-owned enterprises and, as such, must maintain financial statements in accordance with Chinese accounting practices in order to meet its filing obligations under China’s Wholly Foreign-Owned Enterprise Law. The translation of these financial statements from the requirements of China to United States GAAP requires interpretation and exercise of judgment. This may increase costs, cause inaccuracies or misstatements that could negatively impact our ability to get a clean audit opinion in the United States or may lead to fines by certain governmental bodies, which would negatively impact our financial performance and/or stock price.

Restrictions on currency exchange may limit our ability to receive and use sales revenue effectively.

Substantially all of our sales revenue and expenses is denominated in RMB. Under Chinese law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, China Water’s China based operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to the Company, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant Chinese government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by China operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with Chinese government authorities, including SAFE. In particular, if our China operating subsidiaries borrow foreign currency through loans from the Company or other foreign lenders, these loans must be registered with SAFE, and if the Company finances the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect China Water’s ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock is indirectly affected by the foreign exchange rate between United States dollars and RMB and between those currencies and other currencies in which sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the United States dollar would affect our financial results reported in United States dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend China Water may issue to the Company that will be exchanged into United States dollars and earnings from, and the value of, any United States dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the United States dollar at a constant exchange rate. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the United States dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by China’s exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of China Water’s raw materials and major equipment are imported. In the event that the United States dollar or other currencies appreciate against RMB, costs of such materials and equipment will increase. If China Water cannot pass-through the resulting cost increases on to its customers, profitability and operating results will suffer.

Risks Related to Our Common Stock

Our stockholders would experience substantial dilution in their investment as a result of subsequent exercises of outstanding warrants and the issuance of additional shares of common stock.

We have approximately 77.0 million shares subject to outstanding warrants. We could also issue substantial shares in connection with a contingent payment associated with our acquisition of China Water, although we do not believe the hurdle to the payout, which is the achievement of adjusted net income in excess of $90.0 million for the fiscal year ending December 31, 2009, will be achieved. Upon exercise of our outstanding warrants for shares of our common stock or issuance of shares in satisfaction of the contingent payment, these shares will dilute our existing stockholders. We may also issue shares in future acquisition that would also be dilutive.

Our stock price could be affected because a substantial number of shares of our common stock will be available for sale in the future.

As of March 13, 2009, we had 110,074,223 shares of our common stock outstanding, all of which have been listed for trading according to the rules of the New York Stock Exchange. We also had outstanding, as of March 13, 2009, warrants to acquire an additional approximately 77.0 million shares of our common stock. Promptly following the filing of this Annual Report, we intend to register for resale shares of common stock or stock underlying warrants issued to our founders (totaling approximately 34.0 million shares) and the shares of persons who were granted registration rights in connection with our acquisition of China Water (totaling approximately 34.2 million shares). Regardless of whether we register the resale of the shares issued in connection with our acquisition of China Water to the persons who were granted registration rights, on May 1,

2009, these persons’ approximately 34.2 million shares will become saleable under Rule 144 promulgated under the Exchange Act, in many cases, not subject to Rule 144’s volume restrictions. In addition, pursuant to our agreement with Xu Hong Bin in connection with his departure from the Company, we eased the restrictions on his ability to resell the approximately 5.3 million shares that he is retaining under the agreement Specifically, Mr. Xu may sell these shares in compliance with Rule 144, provided that the total number of shares that may be sold in any calendar month may not exceed 150,000 shares plus the number of shares not sold in previous months, but, in any event, capped at a total of 600,000 shares in any given month. However, if our common stock trades at $10.00 per share or higher for five consecutive days, Mr. Xu may sell an unlimited number of shares, subject to Rule 144. Sales of any of the aforementioned shares as well as the overhang created by the possibility of large sales may put significant pressure on the price of our common stock.

Our stock price may be volatile, which could result in substantial losses for investors in our securities.

The stock markets in general, and the markets for stocks of companies operating in China in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

The market price of the common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

The trading price of our common stock since our IPO has ranged from a high of $10.44 on the New York Stock Exchange on September 3, 2008 to a low of $4.31 on March 5, 2009. The last reported price of our common stock on the New York Stock Exchange on March 10, 2009 was $4.57 per share.

We currently do not intend to pay any dividends on our common stock.

We currently do not intend to pay any dividends on our common stock. While we may declare dividends at some point in the future, we cannot assure you that you will ever receive cash dividends as a result of ownership of our common stock and any gains from investment in our common stock may only come from increases in our stock prices, if any.

We are subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law, as well as of our substantial insider ownership.

We have provisions in our certificate of incorporation and bylaws that:

•	make it more difficult for a third party to acquire control of us, and discourage a third party from attempting to acquire control of us;

•	may limit the price some investors are willing to pay for our common stock;

•	enable us to issue preferred stock without a vote of our stockholders or other stockholder action;

•	provide for a classified Board of Directors (the “Board”) and regulate nominations for the Board;

•	make it more difficult for stockholders to take certain corporate actions; and

•	may delay or prevent a change of control.

These and other provisions of our charter documents, certain provisions of Delaware law and our substantial insider ownership could delay or make more difficult certain types of transactions involving a change of control of the Company or our management. As a result, the price of our common stock may be adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our executive offices at 75080 Frank Sinatra Drive, Palm Desert, CA 92211. The lease agreement provides for a term of three years through June 30, 2011. We lease additional offices at One Peking, Unit 5-6/12A/F No. 1 Peking Road, Tsimshatsui, Kowloon, Hong Kong. The lease agreement provides for a term of three years through October 2011 plus an option for an additional three years at then-prevailing market rates. We have extra capacity and are currently subleasing excess space to a third party. We also have eight production facilities and one warehouse in mainland China, as follows:

Address	Leased/Owned	Expires
No. 2 Zhu Ji Road, Ji Shan Village, Zhu Ji Street, Dong Pu, Tian He District, Guangzhou, Guangdong Province, China	Leased	2009

449 Kao Shan Village, Economic and Technology Development District, Changchun, Jilin Province, China	Leased	2009

Unit 55 Tao Yuen Road, Shang Ye County, Feixian, Shandong Province, China	Leased	2008	*

Dong Jiu Road South, Shang Ye County, Feixian, Shandong Province, China	Company possesses a land use right	2023

District 9, Ke Yuan Xi Shi Road, Nanning, Guangxi Province, China	Leased	2011

Longyuan Road, Xidi Village, Wuboniu District, Liaozhong County, Shenyang, Liaoning Province, China	Company possesses a land use right	2012

Zhuan Qiao Xi, Bei Er Cun Road, Sha He Zen, Chang Ping District Beijing, China	Leased	2012

No. 168 Yuan Da San Road, Huang Hua Zhen, Changsha, China	Leased	2009

Tuhua Gaohui Industrial Zone, No. 5-10 Xinyao Huazhou Road, Haizhu District, Guangzhou, Guangdong Province, China	Leased	2009

*	Currently being paid on a month-to-month basis.

There is no private ownership of land in China and all land ownership is held by the government of China, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 70 years, and are typically renewable. Land use rights can be transferred upon approval of the land administrative authorities of China (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificates for the facilities in the table above for which it is indicated that we possess a land use right, and we believe that the lessors of our leased properties have similarly obtained appropriate land use right certificates. Once the land use rights expire, the properties will be acquired by the Chinese government under China’s laws.

For the two months ended December 31, 2008 and pro forma for the twelve months then ended, the total cost associated with our properties, land use rights, and leased properties was $238,000 and $1,468,000, respectively.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, we submitted our plan of merger and reorganization to acquire China Water for approval at a special meeting of stockholders held on October 29, 2008. The acquisition and all other proposals were approved and we proceeded to close the merger on October 30, 2008.

The October 29, 2008 special meeting included the following agenda proposals:

•	Proposal 1: to adopt and approve an amendment to our certificate of incorporation to provide for perpetual existence.

•	Proposal 2: to adopt and approve the acquisition of, and related agreements with, China Water and its majority stockholders.

•	Proposal 3: to approve the issuance of our common stock pursuant to the merger agreement with China Water.

•	Proposal 4: to approve a motion to adjourn or postpone the special meeting if necessary.

The voting results for the proposals were as follows:

	For	Against	Abstain	Broker Non-Votes
Proposal 1	57,661,959	1,230,006	7,406	0
Proposal 2	57,624,395	1,265,430	9,546	7,193,767
Proposal 3	57,656,134	1,232,481	10,756	0
Proposal 4	57,663,780	1,226,680	8,911	0

HECKMANN CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, which consist of one share of our common stock, par value $0.001 per share, and one warrant to purchase a share of our common stock, trade on the New York Stock Exchange under the symbol “HEK.U.” Our common stock trades separately on the New York Stock Exchange under the symbol “HEK.” Our warrants trade separately on the New York Stock Exchange under the symbol “HEK.WS.” Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. Our warrants will expire on November 9, 2011, or earlier upon redemption.

The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices for our units, common stock and warrants, respectively, as reported on the American Stock Exchange through May 22, 2008 and the New York Stock Exchange since May 23, 2008.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007
Fourth Quarter (from Nov. 20, 2007)	$7.35	$7.24	$0.78	$0.71	$8.08	$7.91

2008
First Quarter	$7.45	$7.26	$0.79	$0.60	$8.16	$7.935
Second Quarter	$10.09	$7.37	$3.70	$0.58	$13.89	$7.92
Third Quarter	$10.44	$8.04	$4.35	$1.87	$15.08	$10.85
Fourth Quarter	$8.36	$5.35	$2.60	$0.95	$11.50	$6.65

Holders

As of March 10, 2009, our common stock was held by approximately 450 record holders.

Dividends

We have not paid any dividends on our common stock to date and we do not intend to pay dividends for the near term foreseeable future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total return for our common stock from November 20, 2007, the date our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph assumes $100 invested on November 20, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On June 21, 2007, in connection with our formation and initial capitalization, we sold 14,375,000 units at an aggregate price of $71,875, or $0.005 per unit, to our founders without registration under the Securities Act of 1933, as amended (the “Securities Act”). The foregoing units were issued on June 21, 2007, and each of the recipients of such units is an “accredited investor” as defined under Regulation D of the Securities Act. As such, the foregoing units were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. Of this total, 13,975,000 founders’ units were issued to Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, our Chairman of the Board and Chief Executive Officer. The remaining 400,000 units were issued to the members of our board of directors other than Mr. Heckmann. Upon the consummation of the offering and the partial exercise of the over-allotment option by the underwriters, 845,000 units were redeemed for $4,225.

On October 3, 2007, we entered into amended agreements to sell 7,000,000 warrants (the “Sponsor Warrants”) to our founders without registration under the Securities Act. The initial subscription agreements were entered into on June 21, 2007. On November 16, 2007, the Company completed the sale of 7,000,000 Sponsor Warrants at a purchase price of $1.00 per Sponsor Warrant generating gross proceeds to the Company of $7,000,000. Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, Chairman of the Board and Chief Executive Officer of the Company, purchased 5,000,000 Sponsor Warrants. The Company’s other directors purchased an aggregate of 2,000,000 Sponsor Warrants. These warrants were issued immediately prior to the consummation of our initial public offering, and each of the recipients of such warrants is an “accredited investor” as defined under Regulation D of the Securities Act. As such, these warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Sponsor Warrants were sold for an aggregate price of $7,000,000 at a price of $1.00 per warrant. No underwriting discounts or commissions were paid with respect to such sales.

On November 16, 2007, the Company consummated its IPO of 54,116,800 units, including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Credit Suisse, Morgan Joseph and Roth Capital Partners acted as underwriters for our IPO. Approximately $428.1 million of the proceeds from the IPO, including approximately $19.5 million of underwriters’ deferred discount and the sale of the Sponsor Warrants, were placed in a trust account maintained by American Stock Transfer & Trust Company, acting as trustee. On November 16, 2007, we used $262,453 of our general working capital to repay the note payable to Mr. Heckmann. The note was repaid in full and cancelled.

In connection with the foregoing, we incurred additional offering expenses of approximately $1,034,250, which was charged to additional paid-in capital.

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

We used approximately $45.2 million of the funds held in trust in to acquire shares of China Water’s common stock in connection with our acquisition of China Water. Upon consummation of the acquisition, the remaining funds held in trust were released from the trust account.

Issuer Purchases of Equity Securities
Period	Average Price Paid per Warrant	Total Number of Warrants Purchased	Total Number of Warrants Purchased as Part of Publicly Announced Plan	Maximum Number of Warrants that May Yet Be Purchased Under the Plan
October 31, 2008 to November 30, 2008	—	—	—	*
December 1, 2008 to December 31, 2008	$1.00	405,400	405,400	*

*	The Company’s Board approved a warrant buy-back plan through December 31, 2009, the volume of which is in the Board’s discretion.

Through March 15, 2009, the Company had purchased a total 3,192,450 warrants at an average price per warrant of $0.92.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our consolidated financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K. The China Water results of operations are included in our consolidated financial statements only following the October 30, 2008 date of acquisition.

Selected Financial Information

Income Statement Data

	December 31, 2008	For the Period 29-May-07 (Inception) through December 31, 2007
Net sales	$10,507	—
Gross profit	3,260	—
Operating expenses	3,907	$169
Other (expense) income, net	(10,560)	2,486
Provision for income taxes	3,710	1,171
Net (loss) income	(14,917)	1,146
Net (loss) income per share:
Basic and diluted	(0.19)	0.03
Weighted average shares outstanding:
Basic and diluted	74,853,651	25,305,415

Balance Sheet Data
	December 31, 2008	December 31, 2007
Total current assets	$333,668	$430,647
Total assets	763,093	430,647
Total current liabilities	14,483	20,838
Total liabilities	16,489	20,838
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share (*)	—	128,419
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $182)	—	265
Minority interests	2,845	—
Total stockholders' equity	$743,759	$281,125

(*)	These shares were redeemable because they were issued in our IPO and, under the terms of our IPO prospectus, their holders had the right to vote against our acquisition of China Water and exercise their right to convert these shares into cash. Of the 16,235,039 shares of our common stock that were subject to possible redemption, only 1,021,695 shares were redeemed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Company Overview

We are a holding company that was created to acquire or make investments in attractive businesses. We completed our first investment, the acquisition of China Water, a bottled water company operating in China, on October 30, 2008. As of December 31, 2008, we had approximately $330 million dollars in invested cash and cash equivalents on our balance sheet. We intend to make additional acquisitions as we find attractive long-term opportunities for our stockholders.

We began our corporate existence as a blank check development stage company in 2007. On November 16, 2007, we completed an IPO of 54,116,800 units (each consisting of one share of common stock and one warrant exercisable for an additional share of common stock), including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $421 million dollars. On the same date, we also completed a private placement of warrants to our founders at an aggregate purchase price of $7 million, or $1.00 per warrant.

On October 30, 2008, we completed the acquisition of China Water using a combination of cash and common stock for an aggregate purchase price of approximately $413 million dollars, which excludes 16,532,100 contingently returnable shares of common stock that were placed in escrow (see Note 4 to our financial statements) and contingent payments totaling $145.5 million.

On March 14, 2009, J. John Cheng was promoted to chief executive officer of China Water. He had been serving as President of the Company’s China division. On March 13, 2009, the Company and Xu Hong Bin entered into an agreement, pursuant to which Mr. Xu resigned as chief executive officer and president of China Water and as a director of the Company. In connection with Mr. Xu’s resignation, the Company agreed to return to Mr. Xu 3,500,000 shares of our common stock he had placed in escrow to secure various representations, warranties and covenants made in connection with the acquisition of China Water. Under the terms of the agreement, Mr. Xu will return the remaining 13,032,100 shares in escrow to the Company in exchange for a cash payment of $14 million and termination of his escrow obligations.

Operations Overview

At the current time, our only business operations are those of our subsidiary China Water. Through China Water, we produce bottled water products at facilities in the cities of Beijing, Guangzhou (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province), Shenyang (Liaoning Province) and Changsha (Hunan Province).

Our production plants have two types of production lines: one type produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). We produce a variety of bottled water products including purified water, mineralized water, and oxygenated water.

We market our bottled water products in China using the brand names “Absolutely Pure” and “Grand Canyon.” We also supply bottled water products to beverage companies and servicing companies, including Coca-Cola China, Uni-President and Jian Li Bao. In addition, we provide private label bottled products to companies in the service industry, such as hotels and casinos.

The following discussion includes the operating results of China Water, the Company’s wholly-owned subsidiary, subsequent to our acquisition of China Water on October 30, 2008. Prior to the completion of the acquisition of China Water, we were a blank check company with no operations. Accordingly, the results of operations for 2008 do not provide a meaningful comparison with the prior period.

Results of Operations for the Year Ended December 31, 2008 Compared to the Period from Inception (May 29, 2007) to the Year Ended December 31, 2007

(in thousands)	Year Ended December 31, 2008	Inception (May 29, 2007) to December 31, 2007
Net sales	$10,507	$—
Cost of goods sold	7,247	—

Gross profit	3,260	—
Operating expenses	3,907	169

Operating loss	(647)	(169)
Interest income, net	10,940	2,486
Other expense	(21,500)	—

(Loss) income before income taxes	(11,207)	2,317
Provision for income taxes	3,710	1,171

Net (loss) income	$(14,917)	$1,146

Net Sales

Our net sales for the year ended December 31, 2008 were $10.5 million, which represents sales of bottled water made after the acquisition of China Water.

Cost of Goods Sold

The cost of goods sold for the year ended December 31, 2008 was $7.2 million, which represents the cost of sales made after the acquisition of China Water, resulting in a gross profit of $3.3 million, or 31.4% of net sales.

Operating Expenses

Total operating expenses for the year ended December 31, 2008 were $3.9 million compared to $0.2 million for the corresponding period in 2007. Operating expenses for 2008 included selling, marketing, and general and administrative expenses of $2.4 million incurred after the date of acquisition of China Water. For the year ended December 31, 2008 and for the period from inception (May 29, 2007) to December 31, 2007, we incurred expenses related to the formation and operation of the Company of $1.5 million and $0.2 million, respectively.

Income (Loss) from Operations

We had operating losses of $0.6 and $0.2 million for the year ended December 31, 2008 and for the period from inception (May 29, 2007) through December 31, 2007, respectively, as a result of the items mentioned above.

Interest Income, net

During the fiscal year ended December 31, 2008, we recorded interest income of approximately $10.9 million compared to approximately $2.5 million for the period from inception (May 29, 2007) to December 31, 2007. The increase consists primarily of the full year impact of interest earned on the trust account, which, prior to our acquisition of China Water, contained a substantial portion of the proceeds of our IPO. Due to declining interest rates and a reduction in our cash and investment balances in light of our acquisition of China Water, interest income is expected to be less significant going forward.

Other income (expense), net

We incurred other expenses of approximately $21.5 million for the year ended December 31, 2008. These expenses relate primarily to transaction costs incurred by China Water that we paid concurrent with the closing of our acquisition of China Water. There was no reimbursement agreement in place between the Company and China Water at the time China Water incurred these costs, therefore, they were charged to expense in conjunction with the closing of the acquisition.

Income Taxes

The provision for income taxes for the year ended December 31, 2008 was $3.7 million compared with a provision of $1.2 million for the period from inception (May 29, 2007) through December 31, 2007. The 2008 provision is based on a pretax loss of $11.2 million, which includes approximately $20 million of transaction costs that are permanent differences for purposes of the tax provision.

Net Income (Loss)

Our net loss for the year ended December 31, 2008 was $14.9 million compared to net income of $1.1 million in the period from inception (May 29, 2007) through December 31, 2007. The change primarily relates to transaction costs incurred by China Water in connection with our acquisition of China Water.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our principal sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity.

Our primary strategy is to grow by expansion and acquisition. Currently, we are in the process of acquiring Harbin Taoda. At December 31, 2008, we had made deposits totaling approximately $12.2 million toward the $13.9 million purchase price. This transaction is expected to close in April 2009. In addition, the Company has budgeted capital expenditures of approximately $20 million for 2009 for new equipment, plant expansion and similar projects.

The Company believes that its cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions it may undertake for the foreseeable future.

Cash and Investments

As of December 31, 2008, we had cash and cash equivalents of approximately $281.7 million, and approximately $48.7 million of short and long-term investments, for an aggregate of approximately $330.4 million in invested cash and cash equivalents at December 31, 2008.

At December 31, 2007, we had approximately $428.1 million in cash held in the trust account, in which a substantial portion of our IPO proceeds were deposited, and approximately $1.5 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

China Bottles Investment

We own 48% of the outstanding equity of China Bottles, a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At December 31, 2008, our investment in China Bottles totaled $13.0 million, and the market value of our shares of China Bottles common stock (based on the closing market price on the Over-the-Counter Bulletin Board) was $18.4 million and $9.0 million at December 31, 2008 and March 10, 2009, respectively. For the two months ended December 31, 2008 and pro forma for the twelve months then ended, we recorded $4,000 and $4.2 million, respectively, in equity income based on the interim financial reports of China Bottles management. China Bottles has a significant insider ownership, the observable market price of its stock has been volatile, and there is no liquidity in the stock. Changes to the fair market or carrying value of our investment in China Bottles could affect the value of our investment and any potential recordable income from the investment, which could result in a substantial write down.

Cash Flows for Year Ended December 31, 2008

Cash used in operating activities was $19.3 million for the year ended December 31, 2008. For the year ended December 31, 2008, we had a net loss of $14.9 million primarily due to cash payments of approximately $21.5 million for transaction costs paid in conjunction with the China Water acquisition and cash payments of approximately $5.3 million for income taxes, offset by approximately $10.9 million of cash interest earnings.

Cash provided by investing activities totaled approximately $305.3 million reflecting the release of approximately $403.2 million from the trust account, in which a substantial portion of the net proceeds from our IPO were held, in conjunction with consummating the business combination with China Water on October 30, 2008. Approximately $48.3 million of cash was paid to acquire China Water, net of approximately $1.7 million of cash acquired. Approximately $48.7 million of cash was used to purchase short- and long-term interest bearing investments and approximately $1.1 million of cash was used by China Water to purchase machinery and equipment.

Cash used in financing activities was approximately $5.3 million and was primarily attributable to cash paid for equity issuance costs in conjunction with our acquisition of China Water.

Cash Flows for Year Ended December 31, 2007

Through December 31, 2007, our efforts were limited to organizational activities, activities relating to our IPO, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We neither engaged in any operations nor generated any revenues other than interest income earned on the proceeds of our private placement and IPO. For the period-ended December 31, 2007, we earned approximately $2.5 million in interest income, all of which was received into the trust account in which a substantial portion of the net proceeds from our IPO were held.

As of December 31, 2007, we had approximately $1.5 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. For the period-ended December 31, 2007, we paid or incurred an aggregate of approximately $0.2 million in expenses for general corporate matters.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2008 and the timing and effect that these commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(Amounts in Thousands)
Debt obligations	$36	$70	$26	$—	$132
Operating Lease Obligations	1,121	1,374	150	—	2,645

Total	$1,157	$1,444	$176	$—	$2,777

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Discussion of Results on an Operating Basis

Our financial information prepared in accordance with United States generally accepted accounting principles (“GAAP”) includes the results of China Water from the date of acquisition (October 30, 2008) and therefore, is not necessarily comparable to the prior periods presented. To supplement our consolidated financial statements presented in accordance with GAAP, the Company uses certain measures defined as non-GAAP by the SEC. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. We use non-GAAP financial measures to gain an understanding of our Company’s comparative operating performance when comparing such results with previous periods. Non-GAAP financial measures are also used by the Company’s management in their financial and operational decision-making, because management believes they reflect the Company’s ongoing business in a manner that allows meaningful period-to-period comparisons. The Company’s management believes that these non-GAAP financial measures provide useful information to investors to understand and evaluate the Company’s current operating performance in the same manner as management does, and to compare in a consistent manner the Company’s current financial results with the past financial results. We further believe these non-GAAP financial measures provide useful and meaningful supplemental information to both management and investors regarding the Company’s performance by excluding certain items that are not expected to result in future cash payments or that may not be indicative of the Company’s core operating results and business outlook.

In 2008, the GAAP loss from operations includes certain non-cash expenses related to the release of performance based shares from escrow, merger related expenses, and non-cash increases to the allowances for bad debts, deposits and other receivables. In order to provide a more meaningful comparison of operating performance with prior periods, we have removed those items from the 2008 operating basis results set forth below. Furthermore, in 2008, the loss from operations for Heckmann Corporation, without the results of China Water, consisted largely of formation costs and other expenses incurred in seeking and evaluating potential business combinations. We have disregarded these expenses. China Water incurred its own operating expenses for these periods, and the inclusion of Heckmann Corporation’s expenses prior to the date of acquisition would make it difficult to compare operating results period to period. In addition, we have removed acquisition related costs paid by the Company that were incurred by China Water, amortization of a beneficial conversion feature, and interest expense of 5% convertible notes to make the income before income tax results more comparable period over period.

With the information set forth below, we believe management and stockholders are better able to determine whether or not revenues, gross profit, income from operations or income before income taxes of the acquired business have improved in 2008 compared to 2007. The information set forth below is intended to assist the reader in comparing the performance of the China Water business we acquired, for the periods before and after the Merger. However, they do not indicate what actual consolidated results would have been had we acquired China Water on January 1, 2008 in accordance with GAAP.

The following operating basis results should not be viewed in isolation or as a substitution for GAAP results:

Amounts $ in millions)	As Reported Form 10-K	Add China Water Results Prior to Acquisition	Adjustments		Operating Basis
		(unaudited) (a)	(unaudited)		(unaudited)
Year Ended December 31, 2008
Revenue	$10.5	$85.4	$		$95.9

Gross profit	3.3	31.1	(.2	)(b)	34.2

% of Revenue	31.4%	36.4%	—		35.7%

Loss from operations	(.6)	(58.8)	(.8	)(c)	(60.2)

Stock based compensation	—	—	46.6	(d)	46.6
Merger related expenses and other			4.8	(e)	4.8
Non-cash increases to allowances for bad debts, deposits, and other receivables	—	—	23.2	(f)	23.2
Income (loss) from operations excluding non-cash stock based compensation expense, parent company pre-acquisition expenses, merger related expenses, and non-cash increases to the allowance for bad debts, deposits, and other receivables	(.6)	(58.8)	73.8		14.4

Interest income	10.9	—	—		10.9

Interest expense	—	(14.5)	14.5	(g)	—

Acquisition costs	(21.2)	—	21.2	(h)	—

Other income (expense), net	(.3)	3.4	—		3.1

(Loss) income before income taxes	$(11.2)	$(69.9)	$109.5		$28.4

% of Revenue					29.6%

Year Ended December 31, 2007
Revenue	$—	$56.8	$—		$56.8

Gross profit	—	19.4	(.2	)(b)	19.2

% of Revenue	—	34.2%	—		33.8%

Loss from operations	(.2)	(38.4)	(2.1	)(c)	(40.7)

Stock based compensation	—	—	55.9	(d)	55.9

Income (loss) from operations excluding non-cash stock based compensation expense and parent company pre-acquisition expenses	(.2)	(38.4)	53.8		15.2

Interest income	2.5	—	—		2.5

Other income (expense), net	—	2.2	—		2.2

Income (loss) before income taxes	$2.3	$(36.2)	$53.8		$19.9

% of Revenue					35.0%

(a)	The results presented are unaudited. The Company is in the process of having the pre-acquisition period audited and will provide those audited results as soon as practicable.

(b)	These adjustments were made to record utilization of inventory step-up in both 2008 and 2007 related to acquired inventory in the China Water acquisition from the beginning of each respective year.

(c)	These adjustments were made to remove 2008 and 2007 pre-acquisition expenses of Heckmann Corporation (without China Water) of $1.5 million and $0.2 million, respectively, and to record additional amortization expense of $2.1 million in 2008 and 2007 related to intangible assets acquired in the China Water acquisition from the beginning of each respective year. Heckmann Corporation expenses incurred beginning October 31, 2008 remain included in operating basis results.

(d)	These adjustments were made to remove approximately $46.6 million and $55.9 million of stock-based compensation pursuant to a make good escrow agreement entered into in connection with an equity financing transaction consummated by China Water in 2007.

(e)	These adjustments were made to remove merger-related expenses incurred by China Water in connection with its acquisition by the Company that would not have been incurred had the acquisition taken place at the beginning of the periods presented.

(f)	These adjustments were made to remove approximately $23.2 million of non-cash increases to the allowance for bad debts, deposits and other receivables.

(g)	These adjustments were made to remove approximately $12.4 million of beneficial conversion future amortization and approximately $2.1 million of interest on 5% convertible notes payable that would not have been incurred had the merger taken place at the beginning of the periods presented.

(h)	These adjustments were made to remove approximately $21.2 million of transaction costs incurred by China Water that were paid by the Company in connection with the merger.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (Non-GAAP, Unaudited Operating Results)

Net Sales

Net sales are derived from sales of China Water bottled water products. Net sales increased 68.8% to $95.9 million in 2008, from $56.8 million in 2007. The increase in revenue and sales volume was primarily attributable to the acquisitions of Grand Canyon, Beijing Taoda and Changsha Rongtai in 2008, the acquisitions of Nanning Taoda and Shenyang Aixin in 2007, and benefits from favorable exchange rates due to appreciation of the Chinese Renminbi. These acquisitions significantly expanded China Water’s production capacity and bottled water production, which resulted in an increase in net sales of over 50% for the year ended December 31, 2008. Moreover, organic growth and favorable foreign exchange rates partially offset a reduction in capacity from relocating the Zhanjiang Taoda facility in 2008. Organic growth was a direct result of our continuing efforts to upgrade China Water’s production lines to full automation. China Water regularly invests in automation improvements to allow greater manufacturing efficiencies and increased capacity for existing and new bottled water products. Sustained improvements in the manufacturing process were necessary to respond to increasing demand for China Water’s private label and Company branded products.

Gross Profit

Gross profit for 2008 increased $15.0 million to $34.2 million from $19.2 million in 2007. Gross profit as a percentage of net sales increased to 35.7% in 2008 from 33.8% in 2007, primarily due to the automated PET bottle production process and other automated functions which China Water introduced in the second half of 2007 that boosted its efficiencies in all product categories.

Income (Loss) from Operations

Operating income for 2008, excluding non-cash stock-based compensation expense, parent company pre-acquisition expenses, merger related expenses, and non-cash increases to the allowances for bad debts, deposits, and other receivables, decreased $0.8 million to $14.4 million from $15.2 million in 2007 due, in part, to additional marketing efforts and expenses to promote China Water’s branded products.

Income (Loss) before Income Taxes

Income before income taxes for 2008 increased $8.5 million to $28.4 million from $19.9 million due primarily to higher interest income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the amounts reported for financial assets and liabilities in the Company’s 2008 consolidated financial statements. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed for one year the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay was intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. Examples of items to which the deferral applies include the following:

•

Nonfinancial assets and liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

•

Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

•

Nonfinancial assets and liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a recurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

•	Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company elected to delay the adoption of SFAS 157 related to its nonfinancial assets and liabilities disclosed herein.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on its accounting for future business combinations once adopted, but the effect is dependent upon whether acquisitions are made in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for the Company on January 1, 2009. The Company expects the adoption of this statement to change the presentation of its investments accounted for pursuant to the equity method of accounting.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”), affective for financial statements issued for fiscal years and interim periods beginning after November 18, 2008. SFAS 161 requires and entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not currently hold derivative instruments or engage in hedging activities. Therefore, the Company does not expect that this standard will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FASB staff position is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 31, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on determining the initial carrying value of an equity method investment, performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, accounting for an equity method investee’s issuance of shares, and accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning January 1, 2009 and it to be applied prospectively. The Company is currently evaluation the potential impact of adopting this statement on the Company’s consolidated financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the most significant judgments and estimates in the preparation of our financial statements, including the following:

Basis of Consolidation

The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the United States, China, and Hong Kong, with a majority of those balances maintained in US dollars. Balances at financial institutions or Chinese state-owned banks are not covered by insurance. The Company has not experienced any historical losses in such accounts and believes that the risk of any loss is minimal. A majority of the funds held in the United States are invested in one or more institutional money market funds.

Accounts Receivable and Allowance for Doubtful Accounts

Substantially all of our receivables are related to providing bottled water products. Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Our estimate for allowance for doubtful accounts is based upon management’s assessment of expected net collections. Due to the continuing changes in the economy, it is possible that management’s estimates could change in the near term, which could have an impact on our financial position, results of operations, and cash flows.

Goodwill

Goodwill will be tested annually for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill will include a comparison of our carrying value of our investment (including goodwill) to our estimated fair value. If the fair value does not exceed its carrying value, then an additional analysis will be performed to allocate the fair value to all assets and liabilities as if it had been acquired in a business combination and the fair value was its purchase price. If the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.

Long-lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104 and, accordingly, all of the following criteria must exist for revenues to be recognized: pervasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured. The majority of the Company’s revenue results from sales contracts with direct customers and revenues are generated upon shipment of the goods.

Foreign Currency Translation

The functional currency of the Company’s operating subsidiaries is the RMB, which is not freely convertible into foreign currencies. The company maintains its consolidated financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the translations. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, Accounting for Income Taxes, these deferred taxes are measured by applying currently enacted tax laws.

We have adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). We did not have any material unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

The value of the RMB against the United States dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has no longer been pegged to the United States dollar at a constant exchange rate. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the United States dollar in the medium to long term. Moreover, it is possible that in the future, China’s governmental authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of the earnings from our Chinese subsidiary are denominated in RMB, but our reporting currency is the United States dollar, fluctuations in the exchange rate between the United States dollar and the RMB will affect our balance sheet and our earnings per share in United States dollars. In addition, appreciation or depreciation in the value of the RMB relative to the United States dollar would affect our financial results reported in United States dollar terms without giving effect to any underlying change in our business or results of operations.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company and its subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from December 31, 2008, the fair value of our portfolio would decline approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

In 2008, there were no disagreements with accountants on accounting and financial disclosures.

Effective December 1, 2008, the Audit Committee of our Board of Directors engaged GHP Horwath P.C., an independent public accounting firm registered with the Public Company Accounting Oversight Board, as our principal auditor. Accordingly, we dismissed Ernst & Young LLP as our independent registered public accounting firm effective December 1, 2008. There were no disagreements or conflicts between Ernst & Young LLP and us. Rather, we decided to engage GHP Horwath P.C. because of the firm’s experience with auditing the financial statements of China Water.

During the period May 29, 2007 (inception) through December 31, 2007, and the subsequent interim period through December 1, 2008 (date of dismissal), there were no disagreements between us and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, LLP, would have caused Ernst & Young LLP to make a reference to the subject matter of the disagreements in connection with its report on our consolidated financial statements for any such periods. The report of Ernst & Young LLP regarding our financial statements for the period May 29, 2007 (inception) through December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. We were incorporated in Delaware on May 29, 2007. During the period May 29, 2007 (inception) through December 31, 2007 and the subsequent interim period through December 1, 2008 (date of dismissal), there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v). Ernst & Young LLP has furnished us with a letter addressed to the SEC regarding the above statements, which letter is attached as an exhibit to our current report Form 8-K filed December 5, 2008.

At our request, and in support of a complete transition to GHP Horwath, P.C. as our independent registered public accounting firm, GHP Horwath, P.C. has also audited our financial statements for the period May 29, 2007 (inception) through December 31, 2007, and provided its audit report on those financial statements which is included in this Form 10-K. During the period May 29, 2007 (inception) through December 31, 2007 and the period from the end of the most recently completed fiscal year through December 1, 2008, GHP Horwath, P.C. did not provide us with consultation regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), performed an evaluation of our disclosure controls and procedures (as defined in

Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses of China Water discussed below in “Management’s Report on Internal Control over Financial Reporting.” Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 because of the identification of material weaknesses in China Water’s internal control over financial reporting that have not yet been fully remediated and which continue to exist at December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Through December 31, 2007, we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception on May 29, 2007 and into 2008 were focused on completing our IPO, identifying acquisition candidates and then completing the acquisition of China Water on October 30, 2008.

We announced a proposed business combination with China Water on May 20, 2008 and consummated that business combination on October 30, 2008. Until the consummation of such business combination, we were a blank check company. As a blank check company, our activities were limited to managing the working capital funds outside of the trust account, in which a substantial portion of our IPO proceeds were held prior to consummating the China Water acquisition, and related expenses associated with our efforts to identify a target business and consummate a business combination. Our audit committee reviewed and approved all expense reimbursements made to our directors in connection with identifying, investigating, and consummating a business combination, according to policies, procedures and processes which were in place when we were a blank check company. China Water’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, China Water’s management used the framework set forth in the report Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including the control environment, risk assessment, control activities, information and communication, and monitoring. Based on the evaluation, China Water’s management concluded that its internal control over financial reporting was not effective as of December 31, 2007 due to the existence of several material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

The material weaknesses in China Water’s internal controls over financial reporting as of December 31, 2007 related to:

•

Its failure to maintain an effective audit committee to oversee the effectiveness of the system of internal control due to the fact that it endeavored to employ an independent director who is a financial expert but failed to do so;

•

Its failure to maintain effective internal controls over its internal audit function due to the fact that it lacked sufficient qualified persons who are familiar with internal audit theory and practice;

•

Its failure to maintain effective internal controls over the financial closing process to ensure the accurate and timely preparation of local financial statements and financial data which is necessary for preparation of consolidated financial statements due to an insufficient complement of local financial and accounting staff with knowledge of local accounting and United States GAAP financial reporting rules to support the size of the company’s then current organizational structure. During the course of the preparation of December 31, 2007 consolidated financial statements, China Water discovered accounting errors in some of its transactions, and management subsequently reevaluated the transactions and recorded the necessary period-end adjustments. These adjustments reflected a material weakness in China Water’s internal controls over accounting and financial reporting. This restatement reflected a material weakness in China Water’s policies and procedures related to its review of complex accounting transactions; and

•

Its failure to adequately design and operate internal controls in a manner to effectively support the requirements of the financial reporting and period-end close process, including the proper cut-off of revenues and expenses and the proper accounting for value added taxes, due to the aggregate deficiencies in internal control activities.

Prior to the consummation of our business combination with China Water, its chief financial officer resigned. In conjunction with the consummation of the business combination on October 30, 2008, China Water’s audit committee and their chief executive officer resigned their positions. As a result of the turnover in China Water’s senior management and audit committee and China Water’s inability to make a management assessment of its internal controls, as well as the fact that the acquisition of China Water occurred during the fourth quarter of 2008, our Chief Executive Officer and Chief Financial Officer determined that it was impractical for our Company to make an assessment of China Water’s internal controls as of December 31, 2008. As a result, this Annual Report does not include a report of management’s assessment of internal controls over financial reporting or an attestation report of our independent registered public accounting firm.

Remediation Measures of Material Weaknesses

In connection with our acquisition of China Water, we have begun to address the internal control weaknesses as described above in China Water’s December 31, 2007 assessment of internal control over financial reporting. We have implemented, or plan to implement, the measures described below under the supervision and guidance of our executive management as well as the Audit Committee of our Board of Directors.

Key elements of the remediation effort include, but are not limited to the following initiatives, which have been implemented, or are in the process of implementation as of the date of filing:

•	Implementation of a computer based application for the financial process, including an integrated general ledger and financial reporting system for all business centers of our China Water subsidiary.

•	Recruiting a financial controller for our China Water subsidiary.

•	Recruiting a manager of information technology for our China Water subsidiary.

•	Improving the training programs for the financial accounting staff of our China Water subsidiary.

•	Recruiting qualified executive operations management for our China Water subsidiary.

The acquisition of China Water will require the development of more robust disclosure controls and procedures, which we are currently developing. In addition, management will continue to monitor, evaluate and test both the design effectiveness and the operating effectiveness of China Water’s internal controls over financial reporting, with the goal of eliminating such material weaknesses by the end of 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

HECKMANN CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2008 in connection with our 2009 Annual Meeting of Stockholders (“Proxy Statement”).

Code of Business Conduct and Ethics

Information concerning our Code of Business Conduct and Ethics is incorporated by reference from our Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our Proxy Statement.

HECKMANN CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Audited Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the audited consolidated financial statements.

(b)	The Exhibit Index is included following the audited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECKMANN CORPORATION

Date: March 16, 2009	By:	/s/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2009	By:	/s/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2009	By:	/s/ BRIAN R. ANDERSON
	Name:	Brian R. Anderson
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: March 16, 2009	By:	/s/ LOU HOLTZ
	Name:	Lou Holtz
	Title:	Director

Date: March 16, 2009	By:	/s/ DR. ALFRED E. OSBORNE, JR.
	Name:	Dr. Alfred E. Osborne, Jr.
	Title:	Director

Date: March 16, 2009	By:	/s/ DAN QUAYLE
	Name:	Dan Quayle
	Title:	Director

Date: March 16, 2009	By:	/s/ ANDREW M. SEIDEL
	Name:	Andrew M. Seidel
	Title:	Director

Date: March 16, 2009	By:	/s/ EDWARD A. BECKETT
	Name:	Edward A. Beckett
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Heckmann Corporation

We have audited the accompanying consolidated balance sheets of Heckmann Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2008, and for the period from May 29, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heckmann Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008, and for the period from May 29, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 4 to the consolidated financial statements, on October 30, 2008, the Company acquired 100% of the outstanding common stock of China Water and Drinks Inc., in a transaction accounted for as a purchase business combination.

/s/    GHP Horwath, P.C.

Denver, Colorado

March 16, 2009

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$281,683	$872
Certificates of deposit	10,000	—
Accounts receivable, net of allowance of $10,601 at December 31, 2008	26,460	—
Cash and cash equivalents held in trust account	—	429,561
Inventory	2,241	—
Prepaid expenses	8,842	142
Other receivables	1,548	72
Due from related party	1,381	—
Income tax receivable	969	—
Other current assets	544	—

Total current assets	333,668	430,647
Property, plant and equipment, net	15,901	—
Marketable securities	38,717	—
Deposits for acquisitions	16,608	—
Investment in unconsolidated equity investee	12,964	—
Intangible assets, net	29,879	—
Goodwill	315,018	—
Other	338	—

TOTAL ASSETS	$763,093	$430,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,550	$—
Deferred revenues	1,209	—
Accrued expenses	2,208	113
Current portion of long term debt	36	—
Income taxes payable	440	1,243
Due to related parties	963	—
Deferred income taxes	77	—
Deferred underwriting fees	—	19,482

Total current liabilities	14,483	20,838
Acquisition consideration payable	1,910	—
Long-term debt, less current portion	96	—

TOTAL LIABILITIES	16,489	20,838
Commitments and contingencies
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share	—	128,419
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $182)	—	265
Minority interests	2,845	—
Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 126,606,323 issued, 110,074,223 outstanding as of December 31, 2008; 67,646,800 shares issued and outstanding as of December 31, 2007	126	67
Additional paid-in capital	757,720	280,177
Purchased warrants	(405)	—
(Accumulated deficit) retained earnings	(13,771)	881
Accumulated other comprehensive income	89	—

TOTAL STOCKHOLDERS’ EQUITY	743,759	281,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$763,093	$430,647

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	For the year ended December 31, 2008	May 29, 2007 (inception) through December 31, 2007
Revenue	$10,507	$—
Cost of goods sold	7,247	—

Gross profit	3,260	—
Operating expenses:
Selling and marketing expenses	322	—
General and administrative expenses	3,585	169

Total operating expenses	3,907	169

Loss from operations	(647)	(169)
Interest income, net	10,940	2,486
Acquisition costs	(21,153)	—
Minority interest	(177)	—
Income from equity method investment	4	—
Other, net	(174)	—

(Loss) income before income taxes	(11,207)	2,317
Income tax expense	3,710	1,171

Net (loss) income	(14,917)	1,146
Foreign currency translation loss	(1)	—
Unrealized gains on marketable securities	90	—

Comprehensive (loss) income	(14,828)	1,146
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	265	(265)

Net (loss) income attributable to common stockholders	$(14,563)	$881

Net (loss) earnings attributable to common stockholders per share:
Basic	$(0.19)	$0.03

Diluted	$(0.19)	$0.03

Weighted average number of shares outstanding:
Basic	74,853,651	25,305,415

Diluted	74,853,651	25,305,415

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the period from May 29, 2007 (inception) through December 31, 2008

(In thousands, except share data)

	Common		Additional Paid-In Capital	Purchased Warrants		Retained Earnings (Accumulated deficit)	Accumulated other Comprehensive Income	Stockholders’ Equity
	Stock Shares	Amount		Warrants	Amount
Balance at May 29, 2007 (inception)	—	—	—	—	—	—	—	—
Initial capital from founding stockholders’	14,375,000	$14	$58					$72
Sale of 54,116,800 units, net of underwriters’ discount and offering expenses (including 16,235,039 shares subject to possible redemption)	54,116,800	54	401,541					401,595
Sale of private placement warrants			7,000					7,000
Net proceeds subject to possible redemption of 16,235,039 shares			(128,419)					(128,419)
Redemption of founding stockholders’ shares	(845,000)	(1)	(3)					(4)
Net income						$1,146		1,146
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption						(265)		(265)

Balance at December 31, 2007	67,646,800	67	280,177	—	—	881	—	281,125
Repurchase of shares from dissenting stockholders, net of tax	(1,021,695)	(1)	(8,118)					(8,119)
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption						265		265
Issuance of common stock related to the China Water and Drinks Inc. acquisition, net of offering costs (including 16,532,100 shares issued and held in escrow see Note 4)	59,981,218	60	357,243					357,303
Common stock previously subject to possible redemption			128,418					128,418
Purchase of warrants				405,400	$(405)			(405)
Net loss						(14,917)		(14,917)
Unrealized gains from available for sale securities							$90	90
Foreign currency translation loss							(1)	(1)

Balance at December 31, 2008	126,606,323	$126	$757,720	405,400	$(405)	$(13,771)	$89	$743,759

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31, 2008	May 29, 2007 (inception) through December 31, 2007
Operating activities
Net (loss) income	$(14,917)	$1,146
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Interest earned on cash and cash equivalents held in trust	(1,256)	(1,489)
Deferred taxes	312	(72)
Depreciation and amortization	609	—
Minority interest	177	—
Income from equity method investment	(4)	—
Other	(3)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,116)	—
Inventory	95	—
Deposits	(147)	—
Other receivables	(1,342)	—
Prepaid expenses	2,291	(142)
Due from related party	(155)	—
Accounts payable and accrued expenses	(1,934)	113
Deferred revenues	694	—
Acquisition consideration payable	(1,060)	—
Due to related parites	858	—
Income tax payable	(1,381)	1,243

Net cash (used in) provided by operating activities	(19,279)	799

Investing activities
Cash paid for acquisition of China Water, net of cash acquired of $1,741	(48,337)	—
Purchase of marketable securities	(38,501)	—
Purchase of certificates of deposit	(10,000)	—
Purchase of property plant and equipment	(1,109)	—
Cash released from trust account	403,215	—
Cash held in trust account	—	(428,071)

Net cash provided by (used in) investing activities	305,268	(428,071)

Financing activities
Payment on long term debt agreements	(5)	—
Cash paid to purchase warrants	(405)	—
Cash paid for equity offering costs	(4,859)	—
Proceeds from note to stockholder	—	258
Repayment of note to stockholder	—	(258)
Proceeds from public offering, net	—	421,077
Proceeds from issuance of warrants	—	7,000
Proceeds from issuance of securities to initial stockholders, net	—	67

Net cash (used in) provided by financing activities	(5,269)	428,144

Net increase in cash	280,720	872
Cash and cash equivalents—beginning of period	872	—
Effect of change in foreign exchange rate on cash and cash equivalents	91	—

Cash and cash equivalents—end of period	$281,683	$872

Non-cash investing and financing activities
Deferred underwriting discounts and commissions paid from Trust account	$(19,482)	$19,482
Redemption of founding stockholders’ shares	—	$4
Repurchase of shares from dissenting shareholders paid from Trust account	$(8,119)	—
Supplemental
Cash paid for interest	—	$4
Cash paid for income taxes	$(5,337)	—

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1—Organization and Nature of Business Operations

Heckmann Corporation (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective was to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating business or businesses. Substantially all activity through October 30, 2008 related to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 4.

The registration statement for the Offering was declared effective by the Securities and Exchange Commission on November 9, 2007. The Company closed the Offering on November 16, 2007 and received proceeds of $428,071,040 net of underwriting discounts and commissions of $10,823,360 (including $19,482,048 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating company or companies.

Founders’ Units

On June 21, 2007, the Company sold 14,375,000 units for an aggregate purchase at a price of $71,875 or $0.005 per unit, to the Company’s founders. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. Upon the consummation of the Offering and the partial exercise of the over-allotment option by the underwriters, 845,000 units were redeemed for $4,225. Of the remaining founders’ units and net of redemption, 13,152,746 founders’ units were issued to Heckmann Acquisition, LLC, an entity that is owned and controlled by Mr. Heckmann, Chairman of the Board and Chief Executive Officer of the Company. The Company’s founders have agreed not to sell or transfer any of these securities (except in certain limited circumstances) until October 30, 2009.

Initial Public Offering

On November 16, 2007, the Company sold 54,116,800 units (“Units”) in the Offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common stock purchase warrant (“Warrant(s)”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 per share commencing on November 9, 2008. The Warrants will expire on November 9, 2011 or earlier upon redemption. The Company may redeem the Warrants for a redemption price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the common stock has been at least $11.50 on 20 of the 30 trading days ending on the third day prior to the day on which notice is given. All Warrants were issued in the IPO and all are still outstanding and unexercised.

In accordance with the warrant agreement related to the Warrants, the Company is required to use its best efforts to effect the registration of the shares of common stock underlying the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Sponsors’ Warrants

Preceding the Offering the initial stockholders of the Company purchased an aggregate of 7,000,000 warrants at $1.00 per warrant from the Company in a private placement offering. The warrants sold in the private placement were identical to the Warrants sold in the Offering except that the initial stockholders’ warrants are not redeemable by the Company as long as they are held by the initial stockholders. The initial stockholders’ warrants are entitled to registration rights. The 7,000,000 warrants are all still outstanding and unexercised.

Acquisition of China Water and Drinks, Inc.

On May 19, 2008, the Company, and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Acquisition Sub”), entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with China Water and Drinks Inc., a Nevada corporation (“China Water”). China Water and subsidiaries is engaged in the manufacture of bottled water products and operates eight bottled water production plants in the People’s Republic of China (“PRC” or “China”)—in the cities of Beijing, Guangzhou (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province), Shenyang (Liaoning Province) and Changsha (Hunan Province). China Water produces and markets bottled water products under the brand name “Darcunk” and “Grand Canyon” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry.

The Company sought stockholder approval and on October 30, 2008, Heckmann and Acquisition Sub consummated a merger with China Water pursuant to the Merger Agreement, as amended, with Acquisition Sub remaining as the surviving entity. Prior to October 30, 2008 the Company was in the development stage. For accounting purposes, the acquisition has been treated as a purchase business combination. The results of China Water are included in the consolidated financial statements subsequent to the acquisition date.

Currently the Company has one operating segment, which consists solely of China Water and its subsidiaries and represents the Company’s only reportable segment in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

On October 30, 2008, the Company announced that its Board of Directors approved a discretionary buy-back plan for the repurchase of the Warrants issued as part of the Offering Units. Under the plan, the Company may purchase Warrants in the open market and private transactions through December 31, 2009. As of December 31, 2008, the Company has purchased 405,400 warrants at $1.00 per warrant for cash of $405,400. Through March 13, 2009, the Company has purchased an additional 2,787,050 warrants for cash of $2,517,622. The Warrants are accounted for in a manner similar to treasury stock using the cost method.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP), and include the operating results of China Water and its subsidiaries from the date of acquisition and the estimated fair value of the net assets of China Water acquired on October 30, 2008. As of December 31, 2008, China Water’s subsidiaries included the following:

Subsidiary	Ownership %	Direct Owner	Jurisdiction of Incorporation
China Water and Drinks (BVI) Inc. (“China Water BVI”)	100%	China Water	British Virgin Islands (“BVI”)

Olympic Forward Trading Company Ltd. (“Olympic Forward”)	100%	China Water BVI	Hong Kong

Guangdong Taoda Drink Co. Ltd. (“Guangdong Taoda”)	100%	Olympic Forward	PRC

Changchun Taoda Beverage Co. Ltd. (“Changchun Taoda”)	100%	Olympic Forward	PRC

Shandong Olympic Forward Drink Co. Ltd. (“Shandong Olympic”)	100%	Olympic Forward	PRC

Pilpol (HK) Biological Ltd. (“Pilpol”)	100%	China Water BVI	Hong Kong

Nanning Taoda Drink Co. Ltd. (“Nanning Taoda”)	100%	Pilpol	PRC

Shenyang Aixin Industry Company Ltd. (Shenyang Aixin”)	66.67%	Pilpol	PRC

Prosper Focus Enterprise Ltd. (“Prosper Focus”)	100%	China Water BVI	Hong Kong

Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (“Grand Canyon”)	67%	Prosper Focus	PRC

Harmony Polo Development Limited (“Harmony Polo”)	100%	China Water BVI	Hong Kong

Changsha Rongtai Packing Containers Co., Ltd. (“Changsha Rongtai”)	100%	Harmony Polo	PRC

Caesar Holdings Ltd. (“Caesar”)	100%	China Water BVI	Hong Kong

Beijing Changsheong Taoda Drinks Co. Ltd. (“Beijing Taoda”)	100%	Caesar	PRC

China Water and Drinks (H.K.) Holdings Ltd. (“China Water (H.K.)”)	100%	China Water BVI	Hong Kong

China Water BVI is referred to as the “BVI Subsidiary.” Olympic Forward, Pilpol, Prosper Focus, Harmony Polo, Caesar and China Water (H.K.) are collectively referred to as the “Hong Kong Subsidiaries.” Guangdong Taoda, Changchun Taoda, Shandong Olympic, Nanning Taoda, Shenyang Aixin, Grand Canyon, Changsha Rongtai and Beijing Taoda are collectively referred to as the “PRC Subsidiaries.”

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

All significant inter-company transactions have been eliminated in consolidation.

Equity method investments

Investee entities in which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and an ownership level of, generally, 20% to 50% interest in the voting securities of the company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments of the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company holds a 48% equity investment in China Bottles Inc. (“China Bottles”) (formerly Hutton Holdings Corporation) (Note 9) through its subsidiary China Water.

Economic and Political Risk

The Company’s business operations are conducted in the PRC and are subject to special considerations and risks not typically associated with companies in North America and Western Europe. China’s political, economic and legal environments may influence the Company’s business, financial condition and results of operations, including adverse effects due to changes in governmental policies in laws and regulations, anti-inflationary measures, and rates and methods of taxation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, contingencies and litigation. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s consolidated financial statements.

Foreign Currency Translation

The functional currency of the PRC Subsidiaries is the Chinese Renminbi Yuan, (“RMB”). The RMB is not freely convertible into foreign currencies. The functional currency of the BVI Subsidiary and the Hong Kong Subsidiaries is the Hong Kong Dollar (“HKD”). The Company’s PRC, BVI and Hong Kong Subsidiaries’ financial statements are maintained in their functional currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

The Company has adopted the United States dollar as its reporting currency. In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements of the Company’s foreign subsidiaries are translated into United States Dollars (“USD”) using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Amounts classified in stockholders’ equity are translated at historical exchange rates. The resulting translation adjustments are not included in determining net income, but are included in foreign exchange adjustment recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Translation rates applied are as follows:

December 31, 2008
Year end RMB : USD exchange rate	6.8542
Year Average RMB : (October 31 through December 31, 2008): USD exchange rate	6.8546
Year end HKD : USD exchange rate	7.7507
Year Average HKD : (October 31 through December 31, 2008): USD exchange rate	7.7513

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Subsequent to December 31, 2008, the RMB foreign exchange rates continued to experience a rise against the USD. Through the first quarter of 2009, the RMB:USD ratio ranged from a high of 6.8486 to a low of 6.8230, closing at 6.8412 at March 10, 2009 with an average of 6.8371.

Concentrations of Customer and Supplier Risk

None of the Company’s customers comprise 10% or more of accounts receivable at December 31, 2008.

Four customers comprised 12%, 10%, 7% and 7% of post-acquisition revenues for the period from October 31, 2008 through December 31, 2008.

The Company purchased 47% of raw materials from five vendors during the post-acquisition period from October 31, 2008 through December 31, 2008. The Company believes that alternative vendors could be secured without interruption to operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the United States, China and Hong Kong, with a majority of those balances maintained in US dollars. Balances at financial institutions or PRC state-owned banks are not covered by insurance. The Company has not experienced any historical losses in such accounts and believes that the risk of any loss is minimal. A majority of the funds held in the United States are invested in one or more institutional money market funds.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Marketable Securities

All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale marketable securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These marketable securities are stated at fair value with any unrealized gains or losses recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. Other-than-temporary declines in market value from original cost are included in the current year’s operations. In determining whether an other-than-temporary decline in the market value has occurred, our Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are also included in non-operating income and expense on the consolidated statements of operations.

Accounts Receivable, net

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of December 31, 2008, the allowance for doubtful accounts was approximately $10.6 million. There were no amounts charged to bad debt expense for the post-acquisition period from October 31, 2008 through December 31, 2008.

Inventories, net

Inventories consist of raw materials to produce plastic bottles, caps and labels and are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average cost method. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. As of December 31, 2008, inventories were comprised of approximately $1.8 million of raw materials and $0.4 million of finished goods. The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. Management determined that a reserve for obsolescence was not necessary as of December 31, 2008.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the consolidated statement of operations. Gains or losses on the disposal of such assets are included in the consolidated statements of operations.

iHECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Depreciation is computed using the following estimated useful lives:

Buildings	20-25 years
Motor vehicles	5-10 years
Office equipment	5-10 years
Machinery and equipment	3-15 years

Goodwill and Other Intangible Assets, net

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired (Note 4). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company will perform its impairment annually during the fourth quarter of the fiscal year. Management determined that there was no impairment of goodwill as of December 31, 2008.

The Company’s amortizable intangible assets include registered trademarks, customer relationships and distribution networks acquired in the acquisition of China Water (Note 4). These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 10 years.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company determined that there was no impairment of long-lived assets as of December 31, 2008.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB No. 109 (“FIN 48”), upon its inception on May 29, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. In assessing the impact of FIN 48, the Company evaluated its methodologies in calculating corporate income tax.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the period from May 29, 2007 (inception) through December 31, 2007 or the year ended December 31, 2008.

Retirement Benefits

PRC regulations mandate companies to contribute funds into the national retirement system managed by the government, which benefits qualified employees based on where they were born within the country. The Company records any required contribution as payroll tax expense. Very few of the Company’s employees qualify under the national retirement system. The Company provides no other retirement benefits to its employees. The Company recorded $23,000 of retirement benefits expense for the post-acquisition period from October 31, 2008 through December 31, 2008.

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and all of the following have occurred (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

Taxes Collected From Customers and Remitted to Governmental Authorities

Revenues are recorded net of taxes collected from customers and remitted to governmental authorities.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, shipping and handling costs incurred in bringing finished products or raw materials to our warehouses are capitalized as part of inventory and relieved in cost of sales when a sale occurs. The Company does not bill customers for shipping and handling costs. Shipping and handling costs related to the movement of finished goods from the Company’s warehouses to the customer locations are reflected in selling, general and administrative expenses. Shipping and handling costs amounted to $137,474 for the post-acquisition period from October 31, 2008 through December 31, 2008.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $39,000 for the post-acquisition period from October 31, 2008 through December 31, 2008.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Earnings Per Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”). Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants. At December 31, 2008 and 2007, the Company’s dilutive securities include 76,973,621 and 74,646,000, respectively, warrants exercisable for common stock. These dilutive securities have been omitted from the computation of dilutive loss per share for the year ended December 31, 2008 because the effect would be anti-dilutive. For the period from May 29, 2007 through December 31, 2007, the dilutive securities have been omitted from the computation of dilutive income per share since their exercisability as of December 31, 2007 was contingent upon the latter of November 9, 2008 or the successful completion of a business combination. Also excluded from the computation of EPS are 16,532,100 shares held in escrow pursuant to the majority stockholder consent agreement entered into on May 19, 2008, as amended, between the Company and Mr. Xu Hong Bin. (Note 4).

For the purpose of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under SFAS 128. These contingently returnable shares, although classified as issued, are not included in the basic weighted average number of shares outstanding until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in the diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later). (Note 13)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”) establishes standards for reporting and display of comprehensive income (loss), its components, and accumulated balances. SFAS 130 requires unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to the short-term nature of these instruments. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

	December 31, 2008	Significant Other Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$281,683	$281,683	$—	$—
Certificates of deposit	10,000	10,000	—	—
Marketable securities	38,717	38,717	—	—

Total	$330,400	$330,400	$—	$—

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the amounts reported for financial assets and liabilities in the Company’s 2008 consolidated financial statements. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed for one year the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay was intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. Examples of items to which the deferral applies include the following:

•

Nonfinancial assets and liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

•

Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

•

Nonfinancial assets and liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a recurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

•	Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company elected to delay the adoption of SFAS 157 related to its nonfinancial assets and liabilities disclosed herein.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on its accounting for future business combinations once adopted, but the effect is dependent upon whether acquisitions are made in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for the Company on January 1, 2009. The Company expects the adoption of this statement to change the presentation of its investments accounted for pursuant to the equity method of accounting.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”), effective for financial statements issued for fiscal years and interim periods beginning after November 18, 2008. SFAS 161 requires and entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not currently hold derivative instruments or engage in hedging activities. Therefore, the Company does not expect that SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 31, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on determining the initial carrying value of an equity method investment, performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, accounting for an equity method investee’s issuance of shares, and accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning January 1, 2009 and it to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on its consolidated financial statements.

Note 3—Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2008, no shares of preferred stock were outstanding.

Note 4—Business Acquisition

On October 30, 2008, the Company acquired 100% of the issued common stock of China Water. The results of China Water’s operations have been included in the consolidated financial statements of the Company since that date. The aggregate purchase price was approximately $412.5 million including approximately $45.2 million of cash, common stock valued at approximately $362.3 million and acquisition costs of approximately $5 million. The value of the shares issued to effect the business combination was determined based on the five day trading range beginning two days before a material change to the terms of the China Water acquisition were agreed to and announced on September 26, 2008.

In consideration for granting certain waivers, releases, suspensions, and relinquishments of rights related to their China Water securities, certain China Water noteholders and private placement investors are eligible to share in a contingent payment of $130.5 million, payable in 2010, if the Company achieves a $90.0 million adjusted net income target for its fiscal year ending December 31, 2009. This contingent payment can be paid, in the Company’s sole discretion, through the payment of cash, through the issuance of the Company’s common stock, or through a combination thereof. This contingent consideration has been excluded from the calculation of the purchase price because, as of December 31, 2008, the outcome of this contingency is not determinable beyond a reasonable doubt. In addition, the Merger Agreement provides for the creation of a $15.0 million bonus plan to be paid out to the management team of China Water (all of whom have not yet been identified or selected) if the $90.0 million adjusted net income target for 2009 is achieved.

In consideration of certain representations and warranties made by China Water under the terms of the Merger Agreement and in order to secure Mr. Xu Hong Bin’s (“the Consenting Shareholder”) obligations under the terms of the majority stockholder consent agreement entered into by the Consenting Stockholder and the

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Company in connection with the China Water acquisition, the Company has placed 16,532,100 shares of the Company’s common stock, issued to the Consenting Shareholder, into escrow. This contingent consideration has been excluded from the calculation of the purchase price because, as of December 31, 2008, the outcome of the representations and warranties is not determinable beyond a reasonable doubt. Under the terms of the majority stockholder consent agreement the escrow period extends until March 10, 2010. (Note 13)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$1,741
Accounts receivable	24,344
Inventories	2,336
Prepaid expenses	11,275
Other assets	2,489
Property plant and equipment	15,537
Deposits for acquisitions	16,461
Investment in equity investee	12,960
Intangible assets	30,513
Goodwill	315,260

Total assets acquired	432,916

Accounts payable and accrued liabilities	13,358
Other liabilities	7,050

Total liabilities assumed	20,408

Total purchase price	$412,508

The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than presented herein.

Of the $30.5 million of acquired intangible assets, approximately $6 million was assigned to registered trademarks, approximately $2.5 million was assigned to customer relationships, and approximately $22 million was assigned to the products distribution network. The acquired registered trademarks have a useful life of approximately 20 years. The acquired customer relationships and products distribution network intangible assets have a useful life of approximately 7 years each. The weighted average amortization period is approximately 10 years. Amortization expense for the two month period ended December 31, 2008 was $397,000.

Estimated amortization expense of the next five years and thereafter is as follows (in thousands):

2009	$2,382
2010	2,382
2011	2,382
2012	2,382
2013	2,382
Thereafter	18,206

Total	$30,116

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

The primary reasons leading to the acquisition of China Water are substantial growth opportunities in the consumption of bottled water in China and China Water’s well-established bottled water platform in the PRC. Goodwill represents the excess of the purchase price over the fair value of the acquired net assets. Goodwill is not deductible for tax purposes.

The results of operations of China Water subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information for the years ended December 31, 2008 and 2007 reflects the Company’s estimated consolidated results of operations as if the acquisition occurred at the beginning of each year (in thousands, except share and per share data):

	Years ended December 31,
	2008 Pro Forma	2007 Pro Forma
	unaudited	unaudited
Net sales	$95,895	$56,773
Net (loss) income	(9,148)	17,730
Net (loss) income per share:
Basic	$(0.08)	$0.16
Diluted	$(0.08)	$0.09
Weighted average shares outstanding:
Basic	110,074,223	110,074,223
Diluted	110,074,223	203,579,944

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Company’s acquisition of China Water had taken place at the beginning of the period presented. For the purposes of the pro forma presentation, 2008 and 2007 includes $2.1 million of additional intangible asset amortization. In addition, 2007 net income does not include $55.9 million of non-cash stock based compensation expense and 2008 net income does not include the following non-cash expenses, $46.6 million of stock based compensation expense, $12.4 million of beneficial conversion feature amortization, and $4.8 million of acquisition-related and other costs, and $2.1 million of interest expense on 5% convertible notes payable as these items would not have been incurred had the Company’s acquisition of China Water taken place at the beginning of the period presented. Additionally, 2008 includes expenses of approximately $23.2 million for adjustments to increase the allowance for doubtful accounts, other receivables and deposits.

Note 5—Note Payable to Affiliate and Related Party Transactions

Mr. Richard J. Heckmann, Chairman of the Board and Chief Executive Officer of the Company, loaned $258,300 to the Company to fund a portion of the expenses owed to third parties. The loan accrued interest at a rate of 3.60% per year and became payable upon the consummation of the Offering. The note was fully repaid on November 16, 2007, including accrued interest of $4,153.

Mr. Heckmann was paid a monthly fee of $10,000, beginning upon the consummation of the Offering, for certain administrative services, including office space, utilities, and secretarial support. This arrangement is solely for the Company’s benefit and is not intended to provide its officers with compensation in lieu of salary. These payments ceased effective with the Company’s acquisition of China Water on October 30, 2008.

On November 16, 2007, Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, purchased 5,000,000 sponsor warrants at a price of $1 per warrant. Subsequently, the 5,000,000 sponsor warrants

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

held by Heckmann Acquisition, LLC were transferred to Heckmann Enterprises, Inc, an entity owned and controlled by Mr. Heckmann. In addition, on November 16, 2007, 2,000,000 sponsor warrants were sold to our directors other than Mr. Heckmann for an aggregate purchase price of $2,000,000.

During the second half of 2008, Mr. Xu Hong Bin, former Chief Executive Officer of China Water, loaned $505,503 to the Company to fund the second half of the capital injection requirement for a manufacturing facility in Beijing. The loan is interest free, and the Company plans to reimburse Mr. Xu in the second quarter of 2009.

During 2008, Mr. Ng Tak Kao, Chief Operating Officer of China Water, loaned a net amount of $457,920 to the Company to fund the purchase of new equipment for the Beijing operation. The loan is interest free, and the Company plans to reimburse Mr. Ng in the second quarter of 2009.

During 2008, the Company entered into an informal agreement with China Bottles to provide working capital support in the form of notes payable totaling approximately $1,381,000 by China Bottles to the Company. The notes yield interest to the Company at an annual interest rate equal to the market rate. The Hong Kong one-month risk-free market rate was approximately 3.5%; financial institutions typically charge 2-3% in addition to the base market rate. Accordingly, the interest rate was set at 6%. The Company expects to receive full repayment from China Bottles during 2009.

Note 6—Income Taxes

The Company’s provision for income taxes consists of:

	2008	2007
Current tax expense:
Federal	$2,242	$1,038
State	740	205
Foreign	416	—

	3,398	1,243

Deferred tax expense:
Federal	390	(72)
Foreign	(78)	—

	312	(72)

Total provision for income taxes	$3,710	$1,171

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

At the date of the Company’s acquisition of China Water, a valuation allowance was recognized for the deferred tax assets relating to China Water’s US net operating loss carryforwards totaling $242,000. A tax benefit for these carryforwards was recognized as of December 31, 2008 by elimination of this valuation allowance. In accordance with SFAS No 109, the tax benefit of $242,000 was applied to reduce goodwill related to the acquisition of China Water.

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income for the years ended December 31, 2008 and 2007 is summarized below:

Computed expected tax expense

	2008	2007
U.S. federal income tax	35.00%	35.00%
U.S. Personal Holding Company tax	.74%	9.75%
State and local income taxes net of federal Benefit	7.38%	5.79%
Unrealized loss on subsidiary	(5.45)%
Unrealized gain on foreign subsidiary	4.66%
Foreign tax rate difference	0.96%
Effect of tax holiday	1.89%
Transaction costs	(76.66)%
Minority interest	(0.54)%
Tax-exempt interest income	0.93%
Amortization	(1.59)%
Other	(0.42)%

Effective tax rate	(33.10)%	50.54%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and December 31, 2007 are shown below (in thousands):

	2008	2007
Deferred tax assets:
State taxes (current)	$—	$72
Foreign net operating losses (non-current)	79	—

Total deferred tax assets	79	72

Deferred tax liabilities:
Prepaid expenses (current)	(77)	—

Total deferred tax liabilities	(77)	—

Net deferred tax asset	$2	$72

The Company has foreign net operating loss carry forwards, which were generated from the period of the China Water acquisition (October 30, 2008) through the year ended December 31, 2008. The net operating loss carry forwards are recorded as a “deferred tax asset” of approximately $79,000. Of this total, approximately $10,000 of the deferred tax asset relates to net operating losses that were generated by the PRC Subsidiaries and can be carried forward 5 years to the year ending December 31, 2013 and approximately $69,000 of the deferred tax asset relates to net operating losses that were generated by the Hong Kong Subsidiaries, which can be carried forward indefinitely.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Currently, it is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America. Determination of the amount of unrecognized tax liability related to these earnings is not practicable.

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI through the BVI Subsidiary are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

A 17.5% Hong Kong corporate income tax has been provided in the financial statements for the Hong Kong Subsidiaries.

All of the Company’s PRC Subsidiaries except for Shenyang Aixin are entitled to 50% tax reduction from 2008 through the end of 2010. The Company did not recognize income tax expense for those PRC subsidiaries in 2006 or 2007 because there was a 100% tax exemption for those years. The Company’s PRC Subsidiaries qualify as wholly foreign owned enterprises (“WFOEs”), and as such enjoy a 100% tax exemption (“Tax Holiday”) for the first two years after the first year of achieving profitability (2006) and a 50% tax exemption for the following three years. The aggregate effect of the Tax Holiday ended in 2007 and the Company will enjoy a tax reduction of 50% for the following three years.

The following table displays the statutory and effective tax rates for each subsidiary:

	Expiration of Tax Holiday	Statutory Tax rate (%) Years Ending		Effective Tax Rate (%) Years Ending
		2008	2007	2008	2007
Heckmann Corporation	N/A	35.0	35.0	(33.1)	50.5
China Water and Drinks Inc.	N/A	35.0	N/A	(33.1)	N/A
Olympic Forward Trading Company Limited	N/A	17.5	N/A	—	N/A
Pilpol (HK) Biological Limited	N/A	17.5	N/A	17.5	N/A
Guangdong Taoda Drink Co., Limited	FY2007	25.0	N/A	12.5	N/A
Zhanjiang Taoda Drink Co., Limited	FY2007	25.0	N/A	12.5	N/A
Changchun Taoda Beverage Co., Limited	FY2007	25.0	N/A	12.5	N/A
Shandong Olympic Forward Drink Co., Limited	FY2007	25.0	N/A	12.5	N/A
Nanning Taoda Drink Company Limited	FY2007	25.0	N/A	12.5	N/A
Shenyang Aixin Industry Co. Limited	N/A	25.0	N/A	25.0	N/A
Favor Start Investments Limited	N/A	17.5	N/A	17.5	N/A
Prosper Focus Enterprise Ltd	N/A	17.5	N/A	17.5	N/A
Guangzhou Grand Canyon Pure Distilled Water Co. Ltd.	N/A	25.0	N/A	25.0	N/A
Caesar Holdings Limited	N/A	17.5	N/A	17.5	N/A
Beijing Changsheng Taoda Drink Co. Ltd	N/A	25.0	N/A	25.0	N/A
Harmony Polo Development Ltd.	N/A	17.5	N/A	17.5	N/A
Changsha Rongtai Packing Containers Co. Ltd.	N/A	25.0	N/A	25.0	N/A
China Water Drinks (H.K.) Holdings Ltd.	N/A	17.5	N/A	17.5	N/A

Beginning January 1, 2008, a new Chinese Enterprise Income Tax (“EIT”) law replaced the prior laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate that was applicable prior to 2008 to both DES and FIEs.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions.

The Company adopted FIN 48 upon inception. The Company does not have any unrecognized tax benefits as of December 31, 2008. We do not expect our unrecognized tax benefits to change over the next twelve months. The Company is subject to taxation in the United States, California and PRC taxing jurisdictions. The Company’s tax returns for 2008 and 2007 are subject to examination by United States federal, California and PRC tax authorities.

Note 7—Property, Plant and Equipment, net

Property, plant and equipment consist primarily of manufacturing facilities and equipment owned and operated in China as follows as of December 31, 2008 (in thousands):

At cost:
Buildings	$4,409
Machinery and equipment	8,770
Motor vehicles	336
Office equipment	297

13,812

Less: accumulated depreciation
Buildings	25
Machinery and equipment	157
Motor vehicles	10
Office equipment	20

212

Construction in process	2,301

Plant and equipment, net of accumulated depreciation	$15,901

Depreciation expense for the two months ended December 31, 2008 was approximately $212,000, of which approximately $168,000 was recorded in cost of goods sold and approximately $44,000 was recorded in general and administrative expense, respectively.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Note 8—Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of December 31, 2008 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding		Fair Value
		Gains	Losses
Held-to-maturity:
Certificates of deposit	$10,000	—	—	$10,000

Available-for-sale:
Noncurrent:
U.S. Government Agencies	$28,288	$85		$28,373
Corporate Notes	10,339	5		10,344

	$38,627	$90	$—	$38,717

Scheduled maturities of available-for-sale and held-to-maturity securities as of December 31, 2008 are as follows (in thousands):

	Amortized Cost	Fair Value
2009	$10,000	$10,000
2010	38,628	38,717

	$48,628	$48,717

Note 9—Investment in Equity Investee

In conjunction with the acquisition of China Water, the Company acquired a 48% equity interest in China Bottles. China Bottles engages in the manufacture of beverage bottle production equipment as well as the provision of molds and bottle production services for various customers in China. The Company has recorded a 48% ownership in the equity of China Bottles (36 million shares of common stock) using the equity method of accounting. Based on its available recent quoted market price at March 13, 2009 of $0.25 per share, the aggregate value of the Company’s investment in China Bottles is approximately $9 million.

The following table summarizes the assets and liabilities of China Bottles as at December 31, 2008 and its results of operations from October 31, 2008 through December 31, 2008 (in thousands):

Current assets	$30,084
Non-current assets	$4,711
Current liabilities	$(16,449)
Non-current liabilities	$—
Revenues	$2,509
Gross margin	$429
Net income	$8

The carrying value of the Company’s investment in China Bottles is in excess of the underlying equity in net assets by approximately $4.2 million as of December 31, 2008. The Company has attributed this difference to goodwill as of December 31, 2008; however as discussed in Note 4, the purchase price allocation for China Water is not yet considered final.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

Note 10—Note Payable

The Company entered into a note payable with Bank of China (Hong Kong) to acquire investment property that, as of December 31, 2008, is held for sale by the Company. The assets total approximately $528,000 and are included in “Other current assets” on the balance sheet. The note is payable in monthly installments of principle and interest, with interest adjusting in accordance with the bank market rate (2.4 % at December 31, 2008), and is due on October 2012 and is collateralized by the property.

At December 31, 2008, future payments of the note payable are summarized below (in thousands):

Years ending December 31,
2009	$36
2010	35
2011	35
2012	26

Total	$132

Current portion of note payable	$36
Long-term portion of note payable	$96

Note 11—Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2012. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options.

Rental expense incurred for noncancellable operating leases was approximately $238,000 for the two months ended December 31, 2008.

At December 31, 2008, future minimum lease payments under operating leases are as follows (in thousands):

Year ending December 31,
2009	$1,121
2010	775
2011	599
2012	150

Total future minimum lease payments	$2,645

Contract Commitment

One of the Company’s subsidiaries, Changchun Taoda, entered into a contract with Zhongmei Construction Group Co. (“Zhongmei”) on September 24, 2007 for Zhongmei to construct an additional office and production

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

plant in Changchun (Jilin Province). The contract, amounting to approximately $1.7 million (RMB 12,552,000 based on the average exchange rate in 2007), began on September 26, 2007 and construction is to be completed by September 30, 2009. At December 31, 2008, the Company has no liability under the contract and there are no specified conditions or remedies for defaults by either party to the contract. The Company does not anticipate any losses stemming from the contract.

Environmental Liabilities

In accordance with the requirements of the PRC’s Environmental Protection Law, the Company has installed required environmental protection equipment, adopted advanced environmental protection technologies, established responsibility systems for environmental protection, and has reported to and registered with the relevant local environmental protection departments. The Company has complied with the relevant regulations and has never paid a fee for the excessive discharge of pollutants. Management believes that there are no unrecorded liabilities in connection with the Company’s compliance with environment laws and regulations.

Litigation

The Company is subject to claims and litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The Company is currently not engaged in any claims or litigation matters and management believes that any unknown claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Employment Agreements

In connection with executive employment agreements entered into in November 2008 and January 2009 between the Company and certain of its senior level management, the Company agreed to issue 500,000 shares of its restricted common stock. These shares of restricted common stock will vest in 2009, 2010, and 2011 and will be granted after approval by the Company’s shareholders.

Note 12—Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the periods from May 29, 2007 (inception) through December 31, 2008.

	Three Months Ended
	May 29, 2007 (inception) to June 30, 2007	September 30, 2007	December 31, 2007
	Amount	Amount	Amount
	(in thousands, except per share data)
Net revenues	$—	$—	$—
Gross profit	$—	$—	$—
Net income (loss)	$—	$(1)	$1,147
Net income per common share:
Basic and diluted	$—	$—	$0.03

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	Amount	Amount	Amount	Amount
	(in thousands, except per share data)
Net revenues	$—	$—	$—	$10,507
Gross profit	$—	$—	$—	$3,260
Net income (loss)	$2,197	$1,497	$1,250	$(19,861)
Net income (loss) per common share:
Basic and diluted	$0.03	$0.02	$0.01	$(0.25)

The quarter ended December 31, 2008 is not comparable to the other quarters presented in the table above. As discussed in Note 4 “Business Acquisition,” on October 30, 2008, the Company completed its acquisition of 100% of the issued and outstanding equity of China Water. China Water’s results of operations are included in the Company’s consolidated statements of operations from the acquisition date. Prior to October 30, 2008, the Company was in the development stage.

Note 13—Subsequent Events

On March 14, 2009, J. John Cheng was promoted to chief executive officer of China Water. He had been serving as President of the Company’s China division. On March 13, 2009, the Company and Xu Hong Bin entered into an agreement, pursuant to which Mr. Xu resigned as chief executive officer and president of China Water and as a director of the Company. In connection with Mr. Xu’s resignation, the Company agreed to return to Mr. Xu 3,500,000 shares of the Company’s common stock he had placed in escrow to secure various representations, warranties and covenants made in connection with the acquisition of China Water. Under the terms of the agreement, Mr. Xu will return the remaining 13,032,100 shares of common stock in escrow to the Company in exchange for a cash payment of $14 million and termination of his escrow obligations.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited*

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited*

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited*

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited*

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd.*

2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd.*

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd.*

2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd.*

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd.*

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

Exhibit Number	Description
3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

10.1	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Heckmann Corporation and Heckmann Acquisition, LLC (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.3	Form of Investment Management Trust Agreement, by and between American Stock Transfer & Trust Company, as trustee, and Heckmann Corporation (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

10.4	Promissory Note, dated June 4, 2007, by and between Richard J. Heckmann and Heckmann Corporation (incorporated herein by reference to Exhibit 10.4 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.5	Letter Agreement, dated October 3, 2007, by and between Heckmann Acquisition, LLC and Heckmann Corporation (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.6	Letter Agreement, dated October 3, 2007, by and between Richard J. Heckmann and Heckmann Corporation (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.7	Letter Agreement, dated October 3, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.8	Letter Agreement, dated October 3, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.9	Letter Agreement, dated October 3, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

Exhibit Number	Description
10.10	Form of Securities Escrow Agreement, by and between American Stock Transfer & Trust Company, as escrow agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

10.11	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.12	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.13	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.14	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Heckmann Acquisition, LLC and Heckmann Corporation (incorporated herein by reference to Exhibit 10.14 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.15	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.15 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.16	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.16 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.17	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.17 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.19	Majority Stockholder Consent Agreement, dated May 19, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19A	Amendment No. 1 to Majority Stockholder Consent Agreement, dated September 19, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19B	Amendment No. 2 to Majority Stockholder Consent Agreement, dated September 26, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19C	Amendment No. 3 to Majority Stockholder Consent Agreement, dated October 30, 2008, by and among Heckmann Corporation, Xu Hong Bin and Kotex Development Limited (incorporated herein by reference to Exhibit 10.19C to Heckmann Corporation’s Current Repot on Form 8-K filed November 5, 2008)

10.20	Majority Stockholder Written Consent Agreement, dated May 19, 2008, by and between Heckmann Corporation and Chen Xing Hua (included in Annex C to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

Exhibit Number	Description
10.20A	Amendment No. 1 to Majority Stockholder Consent Agreement, dated September 26, 2008, by and between Heckmann Corporation and Chen Xing Hua (included in Annex C to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.21	Undertaking Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex D to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.21A	Amendment No. 1 to Undertaking Agreement, dated September 26, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex D to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.22	Conversion Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex F to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.23	Release Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex E to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.24	Executive Employment Agreement, dated October 30, 2008, by and between China Water and Drinks, Inc. and Xu Hong Bin (incorporated herein by reference to Exhibit 10.24 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)**

10.25	$15 Million Bonus Plan (incorporated herein by reference to Exhibit 10.25 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)**

10.26	Executive Employment Agreement, dated November 15, 2008, by and between Heckmann Corporation and Donald G. Ezzell (incorporated herein by reference to Exhibit 10.26 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

10.27	Executive Employment Agreement, dated November 15, 2008, by and between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.27 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

10.28	Executive Employment Agreement, dated November 15, 2008, by and between China Water and Drinks, Inc. and Jack Guo (incorporated herein by reference to Exhibit 10.28 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

10.29	Executive Employment Agreement, dated January 12, 2009, by and between Heckmann Corporation and J. John Cheng (incorporated herein by reference to Exhibit 10.29 to Heckmann Corporation’s Current Report on Form 8-K filed January 16, 2009)**

10.35	Escrow Resolution and Transition Agreement, dated March 13, 2009, by and among Heckmann Corporation, Xu Hong Bin and Kotex Development Limited*

10.36	Contract, dated March 11, 2009, by and between Coca-Cola Bottlers Manufacturing (Dongguan) Co. Ltd. and China Water and Drinks, Inc.*†

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

Exhibit Number	Description
21.1	Subsidiaries of Heckmann Corporation*

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Management or compensatory plan or agreement.

†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.