Form 10-K/A
period 2008-12-31
Heckmann CORP
filed 2009-05-05
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT No. 1 TO

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K of Heckmann Corporation, for the year ended December 31, 2008, that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “Original Filing”). We are filing the Amendment in response to comments from the SEC for the purpose of correcting Exhibits 31.1 and 31.2 of the Original Filing. Replacement Exhibits 31.1 and 31.2 are filed herewith.

This Amendment does not attempt to modify or update any other disclosures set forth in the Original Filing, speaks as of the date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

HECKMANN CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Amendment No. 1 to Form 10-K:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECKMANN CORPORATION

Date: May 5, 2009	By:	/s/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chief Executive Officer

3