Form 10-Q
period 2009-03-31
Heckmann CORP
filed 2009-05-08
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer of a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of May 4, 2009 was 98,046,323.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HECKMANN CORPORATION AND SUBSIDARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$199,250	$281,683
Certificates of deposit	10,000	10,000
Marketable securities	21,085	—
Accounts receivable, net of allowance of $12,601 at March 31, 2009 and $10,601 at December 31, 2008	27,777	26,460
Inventory	8,618	2,241
Prepaid expenses	9,741	8,842
Other receivables	1,320	1,548
Due from related party	1,266	1,381
Income tax receivable	969	969
Other current assets	—	544

Total current assets	280,026	333,668
Property, plant and equipment, net	19,145	15,901
Marketable securities	67,617	38,717
Deposits for acquisitions	6,380	16,608
Investment in unconsolidated equity investee	12,931	12,964
Intangible assets, net	28,931	29,879
Goodwill	41,334	315,018
Other	341	338

TOTAL ASSETS	$456,705	$763,093

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,740	$9,550
Deferred revenues	1,177	1,209
Accrued expenses	2,151	2,208
Current portion of long term debt	—	36
Income taxes payable	371	440
Due to related parties	—	963
Deferred income taxes	77	77

Total current liabilities	11,516	14,483
Acquisition consideration payable	1,910	1,910
Long-term debt, less current portion	—	96

TOTAL LIABILITIES	13,426	16,489
EQUITY
Shareholders’ equity of the Company:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 126,606,323 shares issued and 110,074,223 outstanding as of March 31, 2009 and December 31, 2008	126	126
Additional paid-in capital	657,407	757,720
Purchased warrants	(2,934)	(405)
Treasury stock	(14,000)	—
Accumulated deficit	(200,071)	(13,771)
Accumulated other comprehensive (loss) income	(231)	89

Total shareholders’ equity of the Company	440,297	743,759

Noncontrolling interest	2,982	2,845

TOTAL EQUITY	443,279	746,604

TOTAL LIABILITIES AND EQUITY	$456,705	$763,093

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue	$7,803	$—
Cost of goods sold	5,191	—

Gross profit	2,612	—
Operating expenses:
Selling and marketing expenses	407	—
General and administrative expenses	5,390	383
Goodwill impairment (Note 4)	184,000	—

Total operating expenses	189,797	383

Loss from operations	(187,185)	(383)
Interest income, net	1,213	4,091
Loss from equity method investment	(29)	—
Other, net	206	—

(Loss) income before income taxes	(185,795)	3,708
Income tax expense	(368)	(1,511)

Net (loss) income	(186,163)	2,197
Less: Net income attributable to the noncontrolling interest	(137)	—

Net (loss) income attributable to the Company	(186,300)	2,197

Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	—	64

Net (loss) income attributable to common stockholders	$(186,300)	$2,261

(Loss) earnings per share - basic and diluted
(Loss) income attributable to the Company’s common shareholders:
Basic and diluted	$(1.69)	$0.03

Weighted average number of shares outstanding, basic and diluted	110,074,233	67,646,800

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive (Loss) Income

(In thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Net (loss) income attributable to common stockholders	$(186,300)	$2,261
Add back: comprehensive loss attributable to the noncontrolling interest	137	—
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	—	64

Net (loss) income	(186,163)	2,197
Other comprehensive loss income, net of tax:
Foreign currency translation gain	71	—
Unrealized holding loss on available-for-sale securities, net of tax	(391)	—

Total other comprehensive loss, net of tax	(320)	—

Comprehensive (loss) income	(186,483)	2,197
Comprehensive loss attributable to the noncontrolling interest	(137)	—

Comprehensive (loss) income attributable to the Company	$(186,620)	$2,197

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

For the three months ended March 31, 2009 (unaudited)

(In thousands, except share data)

			Heckmann Corporation Shareholders
	Total	Comprehensive	Common Stock		Additional Paid-In	Treasury Stock		Purchased Warrants		Accumulated	Accumulated other Comprehensive	Noncontrolling Interest
		Income	Shares	Amount	Capital	Shares	Amount	Warrants	Amount	deficit	Loss
Balance at January 1, 2009	$746,604	$—	126,606,323	$126	$757,720	—	$—	405,400	$(405)	$(13,771)	$89	$2,845
Purchase of warrants	(2,529)							2,803,210	(2,529)
Purchase of treasury stock	(14,000)					13,032,098	(14,000)
Cancellation of 12,027,900 common shares issued in connection with the China Water acquisition (Note 4)	(100,313)				(100,313)
Comprehensive loss:
Net (loss) income	(186,163)	(186,163)								(186,300)		137
Other comprehensive loss, net of tax:
Unrealized losses from available for sale securities	(391)	(391)									(391)
Foreign currency translation gain	71	71									71

Other comprehensive loss	(320)	(320)

Comprehensive loss:	(186,483)	$(186,483)

Balance at March 31, 2009	$443,279		126,606,323	$126	$657,407	13,032,098	$(14,000)	3,208,610	$(2,934)	$(200,071)	$(231)	$2,982

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Operating activities
Net (loss) income	$(186,163)	$2,197
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Interest earned on cash and cash equivalents held in trust	—	359
Depreciation	340	—
Amortization	988	—
Provision for doubtful accounts	2,000	—
Loss from equity method investment	29	—
Goodwill impairment	184,000	—
Other	59	—
Changes in operating assets and liabilities, net of purchase price adjustments (Note 4):
Accounts receivable	(3,285)	—
Inventory	(6,412)	—
Other receivables	1,234	—
Prepaid expenses	(2,917)	39
Accounts payable and accrued expenses	(1,438)	(62)
Deferred revenues	(34)	—
Deposits	(561)	—
VAT and income taxes payable	137	576
Other assets	—	(31)

Net cash (used in) provided by operating activities	(12,023)	3,078

Investing activities
Purchase of marketable securities	(50,581)	—
Purchase of property plant and equipment	(3,492)	—
Cash receipts for sale of assets held for sale	289

Net cash used in investing activities	(53,784)	—

Financing activities
Payment on long term debt agreements	(132)	—
Cash paid to purchase warrants	(2,529)	—
Cash paid to purchase treasury stock	(14,000)	—

Net cash used in financing activities	(16,661)	—

Net (decrease) increase in cash	(82,468)	3,078
Cash and cash equivalents—beginning of period	281,683	872
Effect of change in foreign exchange rate on cash and cash equivalents	35	—

Cash and cash equivalents—end of period	$199,250	$3,950

Non-cash investing and financing activities
Supplemental
Cash paid for income taxes	$101	$935

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective was to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. On May 19, 2008, Heckmann Corporation and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Acquisition Sub”), entered into an agreement and plan of merger and reorganization with China Water and Drinks, Inc., a Nevada corporation (“China Water”). China Water and subsidiaries is engaged in the manufacture of bottled water products and operates eight bottled water production plants in the People’s Republic of China (“PRC” or “China”). China Water produces and markets bottled water products under the brand name “Darcunk” and “Grand Canyon” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry. On October 30, 2008, the Company and Acquisition Sub completed the acquisition of China Water pursuant to a merger agreement, as amended, with Acquisition Sub remaining as the surviving entity. Prior to October 30, 2008 the Company was in the development stage. For accounting purposes the acquisition has been treated as a business purchase combination, with the results of China Water included in the consolidated financial statements subsequent to the acquisition date.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2008 Annual Report on Form 10-K.

Note 2 — Summary of selected significant accounting policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation. The Company operates as one reportable segment.

Seasonality - The Company’s sales in China are subject to seasonality factors. Typically the Company experiences higher sales of bottled water in the summer time in coastal cities while sales remain constant throughout the entire year in some inland cities. In general, the Company’s sales are higher in the second and third quarters of the year when the weather is hot and dry, and lower in the first and fourth quarters when the weather is cold and wet. Sales can also fluctuate throughout the year for a number of other reasons, including the timing of advertising and promotional campaigns, and unforeseen circumstances, such as production interruptions.

Accounting Estimates - The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Earnings Per Share - The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock, commonly referred to as the treasury stock method. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants. At March 31, 2009 and 2008, the Company’s dilutive securities include 74,170,410 and 74,646,000, warrants exercisable for common stock, respectively. These dilutive securities have been omitted from the computation of dilutive loss per share for the period ended March 31, 2009 because the effect would be anti-dilutive. For the period through March 31, 2008, the dilutive securities have been omitted from the computation of dilutive income per share since, as of March 31, 2008, the warrants were not exercisable until the later to occur of November 9, 2008 or the successful completion of a business combination. Also excluded from the computation of EPS are 3,500,000 shares previously held in escrow pursuant to the majority stockholder consent agreement entered into on May 19, 2008, as amended, between the Company and Xu Hong Bin. Those shares were released from escrow on March 13, 2009 pursuant to an escrow resolution and transition agreement among the Company, China Water, Mr. Xu and his affiliate, and were cancelled by the Company on May 4, 2009.

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of March 31, 2009, the allowance for doubtful accounts was approximately $12.6 million.

Goodwill and Other Intangible Assets, net - The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company will perform its impairment annually during the third quarter of the fiscal year.

The Company’s amortizable intangible assets include registered trademarks, customer relationships and distribution networks acquired in the acquisition of China Water. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 10 years.

Revenue Recognition - Revenues are recognized when finished products are delivered to customers and all of the following have occurred: (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

Income taxes - The Company is subject to taxation in China, the United States and California taxing jurisdictions. The Company’s tax returns for 2007 are subject to examination by the Chinese, United States and California tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2009, the Company had no interest or penalties accrued for uncertain tax positions. In addition, the Company’s value added tax (“VAT”) reports are subject to examination by the Chinese VAT authorities.

Reclassifications and Comparability - Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP FAS 157-2”), which delayed for one year the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FSP FAS 157-2 on January 1, 2009. (Note 3)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“Fair Value Option”). The Fair Value Option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the Fair Value Option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The Company did not apply the Fair Value Option to any of its outstanding instruments and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changed the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted SFAS 141R on January 1, 2009. The Company expects SFAS 141R will have an impact on its accounting for future business combinations once adopted, but the effect is dependent upon whether acquisitions are made in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The Company adopted SFAS 160 on January 1, 2009. As a result the Company now reports noncontrolling interest as a component of equity in its consolidated balance sheet and below net (loss) income in its consolidated statement of operations. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interest and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by SFAS 160, the Company has retrospectively applied the presentation to all prior year balances presented.

On January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 157-4 and FSP FAS 115-2 were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP No. 107-1/APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), to require disclosures of fair value of certain financial instruments in interim financial statements. The Company does not anticipate the adoption of these FSP’s to materially impact the consolidated financial statements. FSP FAS 157-4, FSP FAS 115-2 and FSP 107-1 are effective for financial statements issued for interim and/or annual reporting periods ending after June 15, 2009.

Note 3 — Fair value measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

	March 31, 2009	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$199,250	$199,250	$—	$—
Certificates of deposit	10,000	10,000	—	—
Marketable securities	88,702	88,702	—	—

Total	$297,952	$297,952	$—	$—

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by generally accepted accounting principles in the United States, to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Three Months Ended March 31, 2009
	Impairment Charge	New Cost Basis	Level Used to Determine New Cost Basis
			Level 1	Level 2	Level 3
Goodwill	184,000	41,334			41,334

In accordance with SFAS 142, the Company recognized a charge of approximately $184 million related to the impairment of goodwill. The carrying value of this asset prior to the impairment was approximately $225 million (net of purchase price adjustments of approximately $90 million) (Note 4). As of March 31, 2009, the estimated fair value of the asset was approximately $41 million and was based on Level 3 inputs. The fair value of the asset was estimated using a discounted cash flow model, considering future anticipated revenues, operating costs, a risk adjusted discount rate, and other factors.

Note 4 — Intangible assets and goodwill

On October 30, 2008, the Company acquired 100% of the issued common stock of China Water. The aggregate purchase price was approximately $412.5 million including approximately $45.2 million of cash, common stock valued at approximately $362.3 million and acquisition costs of approximately $5.0 million. The $412.5 million total purchase price excluded 16,532,100 contingently returnable shares of common stock that were placed in escrow and contingent payments totaling $145.5 million. The Company recorded goodwill of approximately $315.0 million and acquired intangible assets of approximately $31.0 million as a result of the acquisition of China Water.

During the period ended March 31, 2009, the Company recorded a purchase accounting adjustment of approximately $100.0 million to reflect the cancellation of approximately 12.0 million shares of Company common stock previously issued in connection with its acquisition of China Water (although the Company has cancelled a total of approximately 15.5 million shares of common stock issued in connection with the merger (Note 7), the purchase price adjustment is only affected by the cancellation of 12.0 million shares because the remaining 3.5 million shares that were cancelled were originally excluded from the purchase price as escrowed contingently returnable shares). Consequently, the Company reduced stockholders’ equity by approximately $100.0 million for the value of the shares as of the date of acquisition and reduced goodwill by the same amount. The Company also recorded a purchase accounting adjustment of approximately $11.0 million to reduce deposits for acquisitions and increase goodwill by the same amount. The Company recorded these deposits in its initial purchase price allocation, however subsequent to the issuance of its December 31, 2008 consolidated financial statements, the Company determined that these deposits were not recoverable at the date of acquisition. The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation.

In April 2009, the Company began a goodwill impairment analysis in accordance with SFAS 142, for the China Water acquisition which was consummated on October 30, 2008. The initial analysis (first step) was performed by the Company’s management team and its independent valuation advisor after the conclusion of the quarter. Based on a combination of factors, including the current economic environment and the Company’s operating results, management concluded that there were a number of indicators which require the Company to perform a goodwill impairment analysis in between annual tests. As of the filing of this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2009, management had not completed the entire two-step analysis due to the complexities involved in determining the implied fair value of the goodwill of the Company’s China Water subsidiary. However, based on the work performed to date, management has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, the Company has recorded a $184.0 million non-cash goodwill impairment charge, representing management’s best estimate of the impairment loss. The Company expects to finalize its goodwill impairment analysis during the third quarter of fiscal 2009. Further adjustments to the estimated goodwill impairment charge could result when the goodwill impairment analysis is completed. Any required adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in the Company’s consolidated financial statements for the respective quarter and fiscal year ended December 31, 2009.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2009 were as follows:

In thousands
Ending balance, December 31, 2008	$315,018
Purchase price adjustment in connection with cancelling 12,027,900 shares issued in connection with the China Water acquisition (Note 7)	(100,313)
Preliminary estimated impairment loss	(184,000)
Purchase price adjustment to record a reduction to deposits for acquisitions	10,811
Other	(182)

Ending balance, March 31, 2009	$41,334

Note 5 — Income taxes

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income for the periods ended March 31, 2009 and 2008 is summarized below:

	2009	2008
U.S. federal income tax	35.00%	35.00%
State and local income taxes net of federal benefit	5.72%	5.72%
Foreign tax rate difference	(0.10)%
Effect of tax holiday	(0.06)%
Goodwill impairment	(40.55)%

	0.01%	40.72%

In July 2006, the FASB issued Interpretation Number 48 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions.

The Company adopted FIN 48 upon inception. The Company does not have any unrecognized tax benefits. We do not expect our unrecognized tax benefits to change over the next twelve months. The Company is subject to taxation in the United States, California and PRC taxing jurisdictions. The Company’s tax returns for 2008 and 2007 are subject to examination by United States federal, California and PRC tax authorities. Additionally, the Company’s value added tax reports are subject to review by PRC tax authorities.

Note 6 — Commitments and Contingencies

Contract Commitment

One of the Company’s subsidiaries, Changchun Taoda Beverage Co. Ltd. (“Changchun Taoda”), entered into a contract with Zhongmei Construction Group Co. (“Zhongmei”) on September 24, 2007 for Zhongmei to construct an additional office and production plant in Changchun (Jilin Province). Performance under contract, which provides for the payment by Changchun Taoda to Zhongmei of approximately $1.7 million (RMB 12,552,000 based on the average exchange rate in 2007), began on September 26, 2007 and construction is to be completed by September 30, 2009. At March 31, 2009, the Company has no liability under the contract and there are no specified conditions or remedies for defaults by either party to the contract. The Company does not anticipate any losses stemming from the contract.

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

Employment Agreements

In connection with executive employment agreements entered into in November 2008 and January 2009 between the Company and certain of its senior level management, the Company agreed to issue 500,000 shares of its restricted common stock. These shares of restricted common stock will vest in May 2009 through 2010. The Company’s stockholders approved the Company’s 2009 Equity Incentive Plan at its 2009 annual meeting of stockholders on May 6, 2009.

Note 7 — Subsequent events

On May 4, 2009, the Company cancelled 15,527,900 common shares that were issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them in connection with the acquisition of China Water. The Company believes that China Water’s prior management misrepresented the strength of the China Water business, and may have diverted corporate assets. The Company has taken these self-help actions and may seek to take other actions against former China Water management and insiders in the future .

On April 29, 2009, the Company entered into a letter of intent to purchase substantially all of the assets of three Texas based companies (Charis Partners, LLC, Greer Exploration Corporation, and Silversword partnerships) that operate a saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations. The proposed purchase price is $36.1 million, which includes $10.0 million in contingent consideration. The letter of intent is not binding and the Company may never reach a definitive agreement. Even if the Company does execute a definitive agreement, any transactions contemplated thereby will be subject to the completion of customary due diligence and the satisfaction of certain conditions prior to the closing. The Company anticipates that it will execute a definitive agreement during May 2009 and will close the related transactions on or before June 30, 2009.

On May 6, 2009, the Company purchased approximately 7% of the common equity of Underground Solutions, Inc., a water infrastructure and pipeline company located in Poway, California for approximately $6.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), which we acquired by means of a merger and reorganization transaction completed on October 30, 2008.

Special Note About Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed, as supplemented by the risk factor disclosure contained in “Item 1A. Risk Factors” in Part II of this Quarterly Report.

All such forward-looking statements speak only as of the date of this Quarterly Report. The Company is under no obligation to, nor does it intend to, release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Company Overview

We are a holding company that was created to acquire or make investments in attractive businesses. We completed our first investment, the acquisition of China Water, a bottled water company operating in the People’s Republic of China (“China”), on October 30, 2008. As of March 31, 2009, we had approximately $298.0 million dollars in invested cash and cash equivalents on our balance sheet. We intend to make additional acquisitions as we find attractive long-term opportunities for our stockholders.

We began our corporate existence as a blank check development stage company in 2007. On November 16, 2007, we completed an initial public offering (“IPO”) of 54,116,800 units (each consisting of one share of common stock and one warrant exercisable for an additional share of common stock), including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $421.0 million dollars. On the same date, we also completed a private placement of warrants to our founders at an aggregate purchase price of $7.0 million, or $1.00 per warrant.

On October 30, 2008, we completed the acquisition of China Water using a combination of cash and common stock.

Operations Overview

China Water produces bottled water products at facilities throughout China. We use two types of production lines, one which produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other which produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). We produce a variety of bottled water products including purified water, mineralized water, and oxygenated water.

We supply bottled water products to beverage companies and servicing companies, including Coca-Cola China, Uni-President and Jian Li Bao. We also market our bottled water products in China using the brand names “Absolutely Pure” and “Grand Canyon.” In addition, we provide private label bottled products to companies in the service industry, such as hotels and casinos.

As of March 31, 2009, we had operated our China Water subsidiary for five months. Based upon our recent operating results, and evaluations performed during the quarter by our new management at China Water and our management team at Heckmann Corporation, we believe the following:

•	The global water business remains an excellent long-term business opportunity.

•	China presents a sizable and growing market, and is and will continue to be a key market for us.

•	Through our acquisition of China Water, we have the capacity to produce up to 1.7 billion bottles of water annually in China.

•	Our relationship with Coca-Cola in China is strong, and we have begun construction of a new facility near Xi’an, Shaanxi to serve Coca-Cola in this market.

•	The business we acquired in China is not currently as strong as we had anticipated. Sales for the first quarter of 2008 were disappointing, reflecting the downturn in the China economy.

•	In addition, the financial reporting systems we inherited, which we knew were deficient at the time of the acquisition, continue to be a challenge.

•

In light of these factors, for the period ending March 31, 2009, we recorded an increase to bad debt expense of $2.0 million, and reduced the purchase price allocation on certain deposits relating to prior management’s acquisition activities, from approximately $16.6 million to approximately $5.8 million.

•	We have cancelled approximately 15.5 million shares issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them.

•

In addition, we have evaluated the goodwill recorded on acquisition, and have reduced it from an initial estimate of approximately $315.0 million, reflecting (1) a reduction of approximately $100.0 million relating to the share cancellations mentioned above, and (2) approximately $184.0 million related to an estimated non-cash impairment charge (which could change in the future).

•

Our balance sheet remains strong and we continue to actively evaluate potential acquisitions. We recently entered into a letter of intent regarding the proposed acquisition of the assets of a water disposal, treatment and pipeline business in Texas and Louisiana, and, on May 6, 2009, we purchased approximately 7% of the equity of Underground Solutions, Inc., a water infrastructure and pipeline company located in California.

The following discussion includes the operating results of China Water, the Company’s wholly-owned subsidiary, for all periods after the acquisition date, October 30, 2008. Prior to our acquisition of China Water, we were a blank check company with no operations. Accordingly, the results of operations for the period ended March 31, 2009 do not provide a meaningful comparison with the same period in 2008.

Results of Operations for the Three Month Period Ended March 31, 2009 Compared to the Three Month Period Ended March 31, 2008

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue	$7,803	$—
Cost of goods sold	5,191	—

Gross profit	2,612	—
Operating expenses:
Selling and marketing expenses	407	—
General and administrative expenses	5,390	383
Goodwill impairment	184,000	—

Total operating expenses	189,797	383

Loss from operations	(187,185)	(383)
Interest income, net	1,213	4,091
Loss from equity method investment	(29)	—
Other, net	206	—

(Loss) income before income taxes	(185,795)	3,708
Income tax expense	(368)	(1,511)

Net (loss) income	$(186,163)	$2,197

Net Sales

Our net sales for the period ended March 31, 2009 were $7.8 million, which represents sales of bottled water made by the Company’s China Water subsidiary.

Cost of Goods Sold

The cost of goods sold for the period ended March 31, 2009 was $5.2 million, which represents the cost of sales made by the Company’s China Water subsidiary, resulting in a gross profit of $2.6 million, or 33.3% of net sales.

Operating Expenses

Operating expenses for the first quarter of 2009 totaled $189.8 million, compared to $0.4 million for the first quarter of 2008, and included a $184.0 million estimated goodwill impairment charge which represents our best estimate of a probable impairment to goodwill based upon our initial impairment analysis as of March 31, 2009. Based on a combination of factors, including the current economic environment and our operating results, we concluded that there were a number of indicators which required us to perform a goodwill impairment analysis as of March 31, 2009. We further concluded that, based on the work performed to date, an impairment loss is probable and can be reasonably estimated. By the end of the first quarter of 2009 we had not completed the entire impairment analysis due to the complexities involved in determining the implied fair value of the goodwill of our China Water subsidiary. Further adjustments to the estimated goodwill impairment charge could result when the goodwill impairment analysis is completed. Any required adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the respective quarter and fiscal year ended December 31, 2009.

General and administrative expense for the quarter ended March 31, 2009 also includes an additional $2.0 million provision to the allowance for doubtful accounts. Collections of past due accounts receivable in the quarter were less than expected. Considering these collections results, management thought it prudent to increase the allowance for doubtful accounts in the quarter ended March 31, 2009.

Income (Loss) from Operations

We had operating losses of $187.2 million and $0.4 million for the three month period ended March 31, 2009 and 2008, respectively.

Interest Income, net

During the three month period ended March 31, 2009, we recorded interest income of approximately $1.2 million compared to approximately $4.1 million for the three month period ended March 31, 2008. The decrease was due to lower interest rates for invested funds and a lower investment balance in the first quarter of 2009.

Other income (expense), net

We recorded other income of approximately $0.2 million for the three months ended March 31, 2009 primarily related to refunds received in the quarter.

Income Taxes

The provision for income taxes for the three months ended March 31, 2009 was $0.4 million compared with a provision of $1.5 million for the three month period ended March 31, 2008. The March 31, 2009 provision is based on a pretax loss of $185.8 million, which includes approximately $184.0 million for an impairment loss that is a permanent difference for purposes of the tax provision.

Net (Loss) Income

Our net loss for the three months ended March 31, 2009 was $186.2 million compared to net income of $2.2 million for the three months ended March 31, 2008. The change primarily relates to the impairment loss recorded in the three months ended March 31, 2009, the $2.0 million provision to the allowance for doubtful accounts and the decrease in interest income mentioned above.

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

We have entered into a letter of intent to purchase substantially all of the assets of three Texas based companies that operate a saltwater disposal, treatment and pipeline transportation business. The proposed purchase price is $36.1 million, which includes $7.0 million in Company common stock, $17.0 million in cash payable at closing, $700,000 in cash payable on the first, second and third anniversary of closing, and $10.0 million in contingent consideration payable upon the achievement of certain performance targets. We anticipate that we will execute a definitive agreement during May 2009 and will close the related transactions on or before June 30, 2009.

On May 6, 2009, the Company purchased approximately 7% of the equity of Underground Solutions, Inc., a water infrastructure and pipeline company located in Poway, California, for approximately $6.8 million.

In addition, the Company has budgeted capital expenditures of approximately $20.0 million for 2009 for new equipment, plant expansion and similar projects.

The Company believes that its cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions it may undertake for the foreseeable future.

Total Assets and Liabilities

Total assets decreased approximately $306.0 million to $457.0 million as of March 31, 2009 compared to $763.0 million as of December 31, 2008. This was primarily due to recording a non-cash estimated intangible impairment loss of $184.0 million, cancelling approximately 12.0 million shares issued in connection with the China Water acquisition that were originally included in the calculation of the acquisition’s purchase price, which were valued at approximately $100.0 million ($8.34 per share), and a cash payment of $14.0 million to Mr. Xu in anticipated settlement of his escrow obligations.

Our total liabilities decreased $ 3.1 million to $13.4 million as of March 31, 2009 from $16.5 million as of December 31, 2008. This was primarily caused by a $1.8 million reduction in accounts payable, settling approximately $1.0 million of amounts due to related parties, and paying off $0.1 million of long term debt.

Cash and Investments

As of March 31, 2009, we had cash and cash equivalents of approximately $199.3 million, and approximately $98.7 million of short and long-term investments, for an aggregate of approximately $ 298.0 million in invested cash and cash equivalents at March 31, 2009.

At December 31, 2008, we had cash and cash equivalents of approximately $281.7 million, and approximately $48.7 million of short and long-term investments, for an aggregate of approximately $330.4 million in invested cash and cash equivalents at December 31, 2008.

China Bottles Investment

We own 48% of the outstanding equity of China Bottles, a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At March 31, 2009, our investment in China Bottles totaled $12.9 million, and the market value of our shares of China Bottles common stock (based on the closing market price on the Over-the-Counter Bulletin Board) was $3.6 million at March 31, 2009. For the three months ended March 31, 2009, we recorded a loss of $29,000 in equity income (loss) of China Bottles based on the interim financial reports of China Bottles management. China Bottles has a significant insider ownership, the observable market price of its stock has been volatile, and there is no liquidity in the stock. Changes to the fair market or carrying value of our investment in China Bottles could affect the value of our investment and any potential recordable income from the investment, which could result in a substantial write down. However, management believes that there is no impairment to this investment as of March 31, 2009.

Cash Flows for Three Months Ended March 31, 2009

Net cash used in operating activities was $12.0 million for the three months ended March 31, 2009. Cash used by operating activities was primarily driven by working capital changes, which were principally increases in accounts receivable of $3.3 million, inventories of $6.4 million and $2.9 million of prepaid expenses for the purchase of PET (Polyethelene terephtalate) bottling materials

Net cash used in investing activities was $53.8 million for the three months ended March 31, 2009. Of this amount, $50.6 million, was invested in high grade corporate notes and $3.5 million was used to purchase machinery and equipment.

Net cash used in financing activities was $16.7 million for the three months ended March 31, 2009. Of this amount, $2.5 million was used by management under the discretionary program to buy back 2,803,210 previously issued warrants and $14.0 million was used to purchase 13,032,100 shares from Mr. Xu in anticipated settlement of his escrow obligations.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2009 that require us to make future cash payments.

	Payment Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(Amounts in Thousands)
Operating Lease Obligations	919	1,374	150	—	2,443

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

In the three month period ended March 31, 2008, China Water’s GAAP loss from operations includes certain non-cash expenses related to the release of performance based shares from an escrow established in 2007 relating to a private placement of China Water. In order to provide a more meaningful comparison of operating performance with prior periods, we have removed those items from the 2008 operating basis results set forth below. In addition, we have removed amortization of a beneficial conversion feature to make the income before income tax results more comparable period over period.

With the information set forth below, we believe management and stockholders are better able to determine whether revenues, gross profit, income from operations or income before income taxes of the acquired business have improved or declined in 2009 compared to 2008. The information set forth below is intended to assist the reader in comparing the performance of the China Water business we acquired, for the periods before and after its acquisition by us. However, they do not indicate what actual consolidated results would have been had we acquired China Water on January 1, 2008 in accordance with GAAP.

The following operating basis results should not be viewed in isolation or as a substitution for GAAP results:

	Three Months Ended March 31,
	2009	2008
		As reported		China Water Adjustments		Adjusted Combined Heckmann Corporation and China Water
		Heckmann Corporation Form 10-Q	China Water Form 10-Q/A
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Revenue	$7,803	$—	$15,457			$15,457
Cost of goods sold	5,191	—	9,986			9,986

Gross profit	2,612	—	5,471			5,471
Operating expenses:
Selling and marketing expenses	407	383	41			424
General and administrative expenses	5,390	—	15,572	$(13,993	) a	1,579
Goodwill impairment	184,000	—	—			—

Total operating expenses	189,797	383	15,613	(13,993)		2,003

(Loss) income from operations	(187,185)	(383)	(10,142)	13,993		3,468
Interest income (expense)	1,213	4,091	(3,677)	2,692	b	3,106
(Loss) income from equity method investment	(29)	—	1,365			1,365
Other, net	206	—	123			123

(Loss) income before income taxes	(185,795)	3,708	(12,331)	16,685		8,062
Income tax expense	(368)	(1,511)	(670)	—		(2,181)

Net (loss) income	$(186,163)	$2,197	$(13,001)	$16,685		$5,881

(a)	This adjustment was made to remove approximately $14 million of stock-based compensation pursuant to a make good agreement entered into in connection with an equity financing transaction consummated by China Water in 2007.
(b)	This adjustment was made to remove approximately $2.7 million of beneficial conversion feature on 5% convertible notes that would not have been incurred had our acquisition of China Water taken place at the beginning of the periods presented.

Period Ended March 31, 2009 Compared to Period Ended March 31, 2008 (Non-GAAP, Unaudited Operating Results)

Revenue

Revenue for the three months ended March 31, 2009 was $7.8 million, which reflects a decrease of $ 7.7 million, or 49% compared to the same period in 2008. The first quarter was strongly influenced by a number of factors which include unfavorable macroeconomic conditions, competitive pressures, as well as integration difficulties we have faced with the former management of China Water.

Gross profit

Gross profit for the three months ended March 31, 2009 decreased by $2.9 million, or 52%, compared to the same period in 2008. Gross profit as a percentage of net sales decreased to 33.5% in the first quarter of 2009 from 35.4% in the first quarter of 2008, primarily due to the sales mix, partially offset by lower raw material prices.

Operating expenses

Operating expenses for the first quarter of 2009 totaled $189.8 million, compared to $2.0 million for the first quarter of 2008, and included a $184.0 million estimated goodwill impairment charge which represents our best estimate of a probable impairment to goodwill based upon our initial impairment analysis as of March 31, 2009. Based on a combination of factors, including the current economic environment and our operating results, we concluded that there were a number of indicators which require us to perform a goodwill impairment analysis as of March 31, 2009. We further concluded that, based on the work performed to date, an impairment loss is probable and can be reasonably estimated. As of the date of this report, we had not completed the entire impairment analysis due to the complexities involved in determining the implied fair value of the goodwill of our China Water subsidiary. Further adjustments to the estimated goodwill impairment charge could result when the goodwill impairment analysis is completed. Any required adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the respective quarter and fiscal year ended December 31, 2009.

General and administrative expense for the quarter ended March 31, 2009 of $5.4 million includes a $2.0 million provision to the allowance for doubtful accounts. Collections of past due accounts receivable in the quarter were less than expected. Considering these collections results, management thought it prudent to increase the allowance for doubtful accounts in the quarter ended March 31, 2009.

Interest income

Interest income for the quarter ended March 31, 2009 was approximately $1.9 million lower than the same period in 2008 due to lower interest rates for invested funds and a lower investment balance in the first quarter of 2009.

Income from equity method investment

Equity income in the quarter ended March 31, 2009 was approximately $1.4 million lower than in the first quarter of 2008 due to the impact of unfavorable economic conditions affecting our equity investee in the quarter.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP FAS 157-2”), which delayed for one year the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FSP FAS 157-2 on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“Fair Value Option”). The Fair Value Option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the Fair Value Option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The Company did not apply the Fair Value Option to any of its outstanding instruments and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changed the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred;

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The Company adopted SFAS 160 on January 1, 2009. As a result the Company now reports noncontrolling interest as a component of equity in its consolidated balance sheet and below net (loss) income in its consolidated statement of operations. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interest and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by SFAS 160, the Company has retrospectively applied the presentation to all prior year balances presented.

On January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP No. FAS 115-2 (“FSP FAS 157-4”), and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 157-4 and FSP FAS 115-2 were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP No. 107-1/Accounting Principals Board Opinion 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), to require disclosures of fair value of certain financial instruments in interim financial statements. The Company does not anticipate the adoption of these FSP’s to materially impact the consolidated financial statements. FSP FAS 157-4, FSP FAS 115-2 and FSP 107-1 are effective for financial statements issued for interim and/or annual reporting periods ending after June 15, 2009.

Critical Accounting Policies

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of March 31, 2009, the allowance for doubtful accounts was approximately $13.5 million.

Goodwill and Other Intangible Assets, net - The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company will perform its impairment annually during the third quarter of the fiscal year.

The Company’s amortizable intangible assets include registered trademarks, customer relationships and distribution networks acquired in the acquisition of China Water. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 10 years.

Revenue Recognition - Revenues are recognized when finished products are delivered to customers and all of the following have occurred: (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

Income taxes - The Company is subject to taxation in China, the United States and California taxing jurisdictions. The Company’s tax returns for 2008 are subject to examination by the Chinese, federal United States and California tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2009, the Company had no interest or penalties accrued for uncertain tax positions. In addition, the Company’s value added tax (“VAT”) reports are subject to examination by the Chinese VAT authorities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from March 31, 2009, the fair value of our portfolio would decline approximately $0.9 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the Securities and Exchange Commission (“SEC”) under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses of China Water discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Management’s Report on Internal Control over Financial Reporting.” Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2009 because of the identification of material weaknesses in China Water’s internal control over financial reporting that have not yet been fully remediated and which continue to exist at March 31, 2009.

Remediation Measures of Material Weaknesses

In connection with our acquisition of China Water, we have begun to address the internal control weaknesses referred to above. We have implemented, or plan to implement, the measures described below under the supervision and guidance of our executive management as well as the Audit Committee of our Board of Directors.

Key elements of the remediation effort include, but are not limited to the following initiatives, which have been implemented, or are in the process of implementation as of the date of filing:

•

Implementation of a new computer based application for the financial process, including an integrated general ledger and financial reporting system for all business centers of our China Water subsidiary.

•	Hiring a financial controller for our China Water subsidiary.

•	Hiring a manager of information technology for our China Water subsidiary.

•	Improving the training programs for the financial accounting staff of our China Water subsidiary.

•	Recruiting qualified executive operations management for our China Water subsidiary and hiring J. John Cheng as an executive officer of China Water

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

Internal Control Over Financial Reporting

During the first quarter of 2009, we hired a financial controller, a manager of information technology and an executive officer for our China Water subsidiary. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, which are filed with the SEC on March 16, 2009. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors are set forth below.

The China Water business we acquired appears to be less robust than anticipated and continues to present accounting and related problems.

The business we purchased appears to be less robust than we anticipated. Sales are lower than anticipated, we have reserved for a significant amount of purchased receivables, adjusted downward deposits related to pending acquisitions, and we have materially adjusted the goodwill we recorded on the acquisition of China Water. We have identified material weaknesses in our China Water subsidiary’s accounting systems that will need to be rectified.

It may become necessary for us to take an additional non-cash amortization charge as a result of the conclusion of our tests for an impairment of goodwill.

In accordance with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, goodwill is required to be tested for impairment between annual periods if an event or change in circumstances indicates that it is more likely than not that the fair value of the reporting unit is below its carrying amount. Based on a combination of factors, including the current economic environment and our operating results, we concluded that there were a number of indicators which require us to perform a goodwill impairment analysis as of March 31, 2009. We have performed the first step of the test for impairment and concluded that a goodwill impairment loss is probable. Based on our initial impairment testing, we have recorded an estimated non-cash impairment charge of approximately $184.0 million. Because of the timing of the discovery of the impairment, we have not performed the second step of the goodwill impairment test and note the above amount may change upon the completion of our testing. Any adjustment to the estimated loss based on the completion of the measurement of the impairment loss will be recognized in the financial statements for the third quarter and year ended December 31, 2009, and such amount may be greater than the initial estimated amount of $ 184.0 million.

We have taken self-help actions consisting of the cancellation of securities, and may seek to take other actions against former China Water management and insiders. Our actions could be contested, and others could assert claims against us arising out of these events.

We believe that prior management misrepresented the strength of the China Water business, and may have diverted corporate assets. Prior management could contest these allegations, not cooperate in our recovery of these assets and bring litigation to seek a return of their securities that we cancelled.

We have entered into a letter of intent to acquire the assets of a saltwater disposal business, but we may never reach a definitive agreement, close such acquisition or, in the event that we do close, achieve the benefits anticipated.

On April 29, 2009, we entered into a letter of intent to purchase substantially all of the assets of three Texas-based companies that operate a saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations. The proposed purchase price is $36.1 million, which includes $10.0 million in contingent consideration. The letter of intent is not binding and the Company may never reach a definitive agreement. Even if we do execute a definitive agreement, any transactions contemplated thereby will subject to a number of risks and uncertainties, including, but not limited to, the completion of customary due diligence and the satisfaction of certain conditions prior to the closing. We anticipate that we will execute a definitive agreement during May 2009 and will close the related transactions on or before June 30, 2009. However, no assurance can be given that we will close any transactions contemplated thereby or that, if closed, we will achieve the benefits anticipated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of IPO Proceeds

On November 16, 2007, the Company consummated its IPO of 54,116,800 units, including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Credit Suisse, Morgan Joseph and Roth Capital Partners acted as underwriters for our IPO. Approximately $428.1 million of the proceeds from the IPO, including approximately $19.5 million of underwriters’ deferred discount, were placed in a trust account maintained by American Stock Transfer & Trust Company, acting as trustee. On November 16, 2007, we used $262,453 of our general working capital to repay the note payable to Mr. Heckmann. The note was repaid in full and cancelled.

In connection with the foregoing, we incurred additional offering expenses of approximately $1,034,250, which was charged to additional paid-in capital.

As of December 31, 2007, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of $1.0 million of the interest earned on the funds held in the trust account through December 31, 2007, approximately $429.6 million was held in trust and we had approximately $1.5 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

We used approximately $45.2 million of the funds held in trust in to acquire shares of China Water’s common stock and we used approximately $55.6 million to pay closing costs, deferred underwriting fees and other transaction related costs in connection with the acquisition. The balance of funds in the trust account of approximately $329 million dollars was released to the Company for general corporate purposes.

Purchases of Equity Securities

Period	Issuer Purchases of Equity Securities
	Average Price Paid per Warrant	Total Number of Warrants Purchased	Total Number of Warrants Purchased as Part of Publicly Announced Plan	Maximum Number of Warrants that May Yet Be Purchased Under the Plan
January 1, 2009 to January 31, 2009	$0.95	2,181,000	2,181,000	*
February 1, 2009 to February 28, 2009	$0.80	371,050	371,050	*
March 1, 2009 to March 31, 2009	$0.64	251,160	251,160	*

*	The Company’s Board approved a warrant buy-back plan through December 31, 2009, the volume of which is in the Board’s discretion.

Through March 31, 2009, the Company had purchased a total 3,208,610 warrants at an average price per warrant of $0.91.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 4, 2009, the Company cancelled 15,527,900 common shares that were issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them in connection with the acquisition of China Water. The Company believes that China Water’s prior management misrepresented the strength of the China Water business, and may have diverted corporate assets. The Company has taken these self-help actions and may seek to take other actions against former China Water management and insiders.

On April 29, 2009, the Company entered into a letter of intent to purchase substantially all of the assets of three Texas based companies (Charis Partners, LLC, Greer Exploration Corporation, and Silversword partnerships) that operate a saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations. The proposed purchase price is $36.1 million, which includes $10.0 million in contingent consideration. The letter of intent is not binding and the Company may never reach a definitive agreement. Even if the Company does execute a definitive agreement, any transactions contemplated thereby will subject to the completion of customary due diligence and the satisfaction of certain conditions prior to the closing. The Company anticipates that it will execute a definitive agreement during May 2009 and will close the related transactions on or before June 30, 2009.

On May 6, 2009, the Company purchased approximately 7% of the equity of Underground Solutions, Inc., a water infrastructure and pipeline company located in Poway, California.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 08, 2009

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)