Form 10-Q
period 2009-06-30
Heckmann CORP
filed 2009-08-10
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 108,550,640

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$197,103	$281,683
Restricted cash	2,000	—
Certificates of deposit	10,050	10,000
Marketable securities	17,440	—
Accounts receivable, net of allowance of $12,617 and $10,601 at June 30, 2009 and December 31, 2008, respectively	31,063	26,460
Inventories, net	7,762	2,241
Prepaid expenses and other receivables	10,246	10,390
Due from related party	1,732	1,381
Income tax receivable	969	969
Other current assets	—	544

Total current assets	278,365	333,668
Property, plant and equipment, net	22,130	15,901
Marketable securities	64,326	38,717
Deposits for acquisitions	5,867	16,608
Investment in unconsolidated equity investee	13,295	12,964
Investment (Note 5)	6,801	—
Intangible assets, net	27,905	29,879
Goodwill	41,334	315,018
Other	343	338

Total assets	$460,366	$763,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,134	$9,550
Deferred revenue	1,301	1,209
Accrued expenses	2,937	2,208
Current portion of long term debt	—	36
VAT and income taxes payable	1,349	440
Due to related parties	—	963
Deferred income taxes	77	77

Total current liabilities	17,798	14,483
Acquisition consideration payable	1,910	1,910
Long-term debt, net of current portion	—	96

Stockholders’ equity:
Stockholders’ equity of the Company:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 and 250,000,000 shares authorized at June 30, 2009 and December 31, 2008, respectively, 126,867,163 shares issued and 110,335,073 shares outstanding at June 30, 2009, respectively, 126,606,323 shares issued and 110,074,233 shares outstanding at December 31, 2008, respectively	126	126
Additional paid-in capital	658,597	757,720
Purchased warrants	(4,810)	(405)
Treasury stock	(14,000)	—
Accumulated other comprehensive income	316	89
Accumulated deficit	(203,243)	(13,771)

Total stockholders’ equity of the Company	436,986	743,759

Non-controlling interest	3,672	2,845

Total stockholders’ equity	440,658	746,604

Total liabilities and stockholders’ equity	$460,366	$763,093

The accompanying notes are an integral part of theses financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$8,277	$—	$16,080	$—
Cost of goods sold	6,236	—	11,427	—

Gross profit	2,041	—	4,653	—
Operating expenses:
Selling and marketing	1,020	—	1,427	—
General and administrative	5,534	405	10,924	788
Goodwill impairment (Note 4)	—	—	184,000	—

Total operating expenses	6,554	405	196,351	788

Loss from operations	(4,513)	(405)	(191,698)	(788)
Interest income, net	972	2,756	2,185	6,847
Income from equity method investment	364	—	335	—
Other, net	75	—	281	—

(Loss) income before income taxes	(3,102)	2,351	(188,897)	6,059
Provision for income tax expense	(52)	(853)	(420)	(2,364)

Net (loss) income	(3,154)	1,498	(189,317)	3,695
Net income attributable to the noncontrolling interest	(18)		(155)

Net (loss) income attributable to the Company	(3,172)	1,498	(189,472)	3,695
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	—	24	—	88

Net (loss) income attributable to common stockholders	$(3,172)	$1,522	$(189,472)	$3,783

Net (loss) income per common share attributable to the Company’s common stockholders - basic and diluted	$(0.03)	$0.02	$(1.72)	$0.06

Weighted average shares outstanding - basic and diluted	110,223,277	67,646,800	110,149,587	67,646,800

The accompanying notes are an integral part of theses financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income attributable to common stockholders	$(3,172)	$1,522	$(189,472)	$3,783
Add back: comprehensive income attributable to the non-controlling interest	18	—	155	—
Deferred interest income, net of taxes, attributable to common stockholders subject to possible redemption	—	24	—	88

Net (loss) income	(3,154)	1,498	(189,317)	3,695
Other comprehensive income, net of tax:
Foreign currency translation gain	—	—	71	—
Unrealized gain on available-for-sale securities	547	—	156	—

Total other comprehensive income, net of tax	547	—	227	—

Comprehensive (loss) income, net of tax	(2,607)	1,498	(189,090)	3,695
Comprehensive loss attributable to non-controlling interest	(18)	—	(155)	—

Comprehensive (loss) income attributable to the Company	$(2,625)	$1,498	$(189,245)	$3,695

The accompanying notes are an integral part of these financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities
Net (loss) income	$(189,317)	$3,695
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Interest earned on cash and cash equivalents held in trust, net of trust funds received for funding of expenses	—	496
Depreciation	783	—
Amortization	2,138	—
Provision for doubtful accounts	2,000	—
Goodwill impairment (Note 4)	184,000	—
Stock-based compensation	1,684	—
Income from equity method investment	(335)	—
Other	80	—
Changes in operating assets and liabilities, net of business acquisition (Note 2) and purchase price adjustments (Note 4):
Accounts receivable	(5,247)	—
Inventories	(4,515)	—
Prepaid expenses and other receivables	1,031	78
Other deferred costs	—	(726)
Other assets	(120)	(158)
Accounts payable and accrued expenses	(1,814)	—
Deferred revenue	(179)	169
Deposits	20	—
VAT and income taxes payable	787	(1,243)

Net cash (used in) provided by operating activities	(9,004)	2,311

Investing activities
Purchases of available-for-sale securities	(97,516)	—
Proceeds from sale of available-for-sale securities	54,744	—
Cash paid for equity investment (Note 5)	(6,801)	—
Restricted cash, for equipment purchase	(2,000)	—
Payments made in connection with Harbin acquisition, net of cash acquired of $168 (Note 2)	(1,193)	—
Cash receipts for sale of assets held for sale	289	—
Purchases of property and equipment	(4,593)	—

Net cash used in investing activities	(57,070)	—

Financing activities
Payment on long-term debt agreements	(132)	—
Cash paid to repurchase warrants	(4,405)	—
Cash paid to purchase treasury stock	(14,000)	—

Net cash used in financing activities	(18,537)	—

Net (decrease) increase in cash and cash equivalents	(84,611)	2,311
Effect of change in foreign currency exchange rate on cash and cash equivalents	31	—
Cash and cash equivalents at beginning of period	281,683	872

Cash and cash equivalents at end of period	$197,103	$3,183

Supplemental:
Cash paid for income taxes	$102	$3,765

The accompanying notes are an integral part of these financial statements.

Heckmann Corporation

Consolidated Statements of Stockholders’ Equity

Six months ended June 30, 2009

(Unaudited)

(In thousands, except share data)

				Heckmann Corporation Shareholders
	Total	Comprehensive Income		Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated deficit	Accumulated other Comprehensive Income	Noncontrolling Interest
				Shares	Amount		Shares	Amount	Warrants	Amount
Balance at January 1, 2009	$746,604	$		126,606,323	$126	$757,720	—	$—	405,400	$(405)	$(13,771)	$89	$2,845
Purchase of warrants	(4,405)								6,166,696	(4,405)
Purchase of treasury stock	(14,000)						13,032,098	(14,000)
12,027,900 common shares issued in connection with the China Water acquisition that are subject to cancellation (Note 4)	(100,313)					(100,313)
Issuance of common shares to employees (Note 7)	1,095			260,840	—	1,095
Stock based compensation (Note 7)	95					95
Non-controlling interest in acquired company (Note 2)	672												672
Comprehensive loss:
Net loss	(189,317)		(189,317)								(189,472)		155
Other comprehensive income, net of tax:
Unrealized gain from available for sale securities	156		156									156
Foreign currency translation gain	71		71									71

Other comprehensive income	227		227

Comprehensive loss	(189,090)		$(189,090)

Balance at June 30, 2009	$440,658			126,867,163	$126	$658,597	13,032,098	$(14,000)	6,572,096	$(4,810)	$(203,243)	$316	$3,672

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

Acquisition - The Company acquired 67% of Harbin Taoda (“Harbin”), a bottled water manufacturer located in the Harbin Province, of the Peoples Republic of China on April 1, 2009. The results of Harbin are included in the Company’s consolidated financial statements from the date of acquisition. The aggregate purchase price of $1.3 million consisted primarily of accounts receivable and property and equipment. There was no goodwill associated with the acquisition.

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

Accounting Estimates - The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information; however, actual results could differ materially from those estimates.

Earnings Per Share - The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock, commonly referred to as the treasury stock method. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants. At June 30, 2009 and 2008, the Company’s dilutive securities include 70,806,925 and 74,646,000 warrants exercisable for common stock, respectively. These dilutive securities have been omitted from the computation of dilutive loss per share for the three and six months ended June 30, 2009 because the effect would be anti-dilutive. For the three and six months ended June 30, 2008, the dilutive securities have been omitted from the computation of dilutive income per share since, as of June 30, 2008 the warrants were not exercisable until the latter to occur of November 9, 2008 or the successful completion of a business combination. Also excluded from the computation of EPS are 3,500,000 shares previously held in escrow pursuant to the majority stockholder consent agreement entered into on May 19, 2008, as amended, between the Company and Xu Hong Bin. Those shares were released from escrow on March 13, 2009 pursuant to an escrow resolution and transition agreement among the Company, China Water, Xu Hong Bin and his affiliate, and are subject to cancellation by the Company as of May 4, 2009 (Note 4).

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of June 30, 2009, the allowance for doubtful accounts was approximately $12.6 million.

Investments - The Company applies APB No. 18 in accounting for its equity investments. Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Equity investments in companies over which the Company has the ability to exercise significant influence but does not hold a controlling interest are accounted for under the equity method and the Company’s income or loss on these investments is recorded in non-operating income or expense.

Goodwill and Other Intangible Assets, net - The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company will perform its impairment test annually during the third quarter of the fiscal year.

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

Income taxes - The Company is subject to taxation in China, the United States and California taxing jurisdictions. The Company’s tax returns for 2007 are subject to examination by the Chinese, United States and California tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2009, the Company had no interest or penalties accrued for uncertain tax positions.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changed the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted SFAS 141R on January 1, 2009. The Company accounted for its April 2009 acquisition of Harbin in accordance with SFAS 141R, and will account for its July 2009 acquisition of three Texas based companies (Note 9) in accordance with SFAS 141R.

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

In April 2009, the FASB issued FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 157-4 and FSP FAS 115-2 were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP No. 107-1/Accounting Principles Board Opinion (“APB”) 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), to require disclosures of fair value of certain financial instruments in interim financial statements. FSP FAS 157-4, FSP FAS 115-2 and FSP 107-1 were effective for financial statements issued for interim and/or annual reporting periods ending after June 15, 2009. The adoption of these FSP’s did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for annual and interim reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.

Note 3 — Fair value measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$197,103	$197,103	$—	$—
Certificates of deposit	10,050	10,050	—	—
Marketable securities	81,766	81,766	—	—

Total assets	$288,919	$288,919	$—	$—

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

	Impairment Charge	New Cost Basis	Level Used to Determine New Cost Basis
			Level 1	Level 2	Level 3
Goodwill	$184,000	$41,334			$41,334

In accordance with SFAS 142, the Company recognized a charge of approximately $184.0 million in March 2009 related to the impairment of goodwill. The carrying value of the asset prior to the impairment was approximately $225 million (net of purchase price adjustments of approximately $90 million) (Note 4). As of June 30, 2009, the estimated fair value of the asset was approximately $41.3 million and was based on Level 3 inputs. The fair value of the assets was estimated using a discounted cash flow model, considering future anticipated revenues, operating costs, a risk adjusted discount rate, and other factors.

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

In March 2009, the Company recorded a purchase accounting adjustment of approximately $100.0 million to reflect approximately 12.0 million shares of Company common stock previously issued in connection with its acquisition of China Water that are now subject to cancellation (although the Company intends to cancel a total of approximately 15.5 million shares of common stock issued in connection with the merger, the purchase price adjustment is only affected by the cancellation of 12.0 million shares because the remaining 3.5 million shares subject to cancellation were originally excluded from the purchase price as escrowed contingently returnable shares). Consequently, the Company reduced stockholders’ equity by approximately $100.0 million for the value of the shares as of the date of acquisition and reduced goodwill by the same amount. In March 2009 the Company also recorded a purchase accounting adjustment of approximately $11.0 million to reduce deposits for acquisitions and increase goodwill by the same amount. The Company recorded these deposits in its initial purchase price allocation, however subsequent to the issuance of its December 31, 2008 consolidated financial statements, the Company determined that these deposits were not recoverable at the date of acquisition. The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation.

In April 2009, the Company began a goodwill impairment analysis in accordance with SFAS 142, for the China Water acquisition which was consummated on October 30, 2008. The initial analysis (first step) was performed by the Company’s management team and its independent valuation advisor after the conclusion of the quarter ended March 31, 2009. Based on a combination of factors, including the current economic environment and the Company’s operating results, management concluded that there were a number of indicators which require us to perform a goodwill impairment analysis in between annual tests. As of the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, management had not completed the entire two-step analysis due to the complexities involved in determining the implied fair value of the goodwill of the Company’s China Water subsidiary. However, based on the work performed in connection with the March 31, 2009 Form 10-Q filing, management concluded that an impairment loss is probable and could be reasonably estimated. Accordingly, effective March 31, 2009 the Company recorded a $184.0 million non-cash goodwill impairment charge, representing management’s best estimate of the impairment loss. The Company expects to finalize its goodwill impairment analysis during the third quarter of fiscal 2009. Further adjustments to the estimated goodwill impairment charge could result when the goodwill impairment analysis is completed. Any required adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in the Company’s financial statements for the respective quarter and fiscal year ending December 31, 2009.

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

In thousands
Ending balance, December 31, 2008	$315,018
Purchase price adjustment in connection with cancelling 12,027,900 shares issued in connection with the China Water acquisition	(100,313)
Preliminary estimated impairment loss	(184,000)
Purchase price adjustment to record a reduction to deposits for acquisitions	10,811
Other	(182)

Ending balance, June 30, 2009	$41,334

Note 5 — Investments

On May 6, 2009, the Company purchased approximately 7% of the equity of Underground Solutions, Inc., (UGSI), a water infrastructure and pipeline company located in Poway, California for approximately $ 6.8 million in cash. Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Accordingly, this investment is accounted for under the cost method.

Note 6 — Income taxes

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income for the three and six months ended June 30, 2009 and 2008 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States federal income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
State and local income taxes, net of federal benefit	(5.7)	5.7	(5.7)	5.7
Tax exempt interest income	—	(4.4)	—	(1.7)
Foreign tax rate difference	19.6	—	0.4	—
Effect of tax holiday	(9.5)	—	(0.1)	—
Valuation allowance	36.7	—	0.6	—
Goodwill impairment	—	—	40.0	—
Other	(4.4)	—	—	—

Effective income tax rate	1.7%	36.3%	0.2%	39.0%

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

The Company adopted FIN 48 upon inception. The Company does not have any unrecognized tax benefits. We do not expect our unrecognized tax benefits to change over the next twelve months. The Company is subject to taxation in the United States, California and PRC taxing jurisdictions. The Company’s tax returns for 2008 and 2007 are subject to examination by United States federal, California and PRC tax authorities. Additionally, the Company’s value added tax reports are subject to routine review by PRC tax authorities.

Note 7 — Stock-Based Compensation

In May 2009, the stockholders approved the Heckmann Corporation 2009 Equity Incentive Plan (the “2009 Plan”), under which 5,000,000 shares of common stock have been authorized for issuance. The 2009 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life.

Restricted Common Stock

During the six months ended June 30, 2009, approximately 600,000 shares of time-vesting restricted common stock were granted to employees at a grant date fair value of $4.20 per share, and vested shares were issued net of the number of equivalent shares required to pay the related payroll taxes. For the three and six months ended June 30, 2009, the Company recorded $1.7 million of stock-based compensation expense related to these shares of restricted common stock, which included approximately $500,000 of payroll tax withholding that the Company has recorded as a liability, resulting in a net increase to equity of approximately $1.2 million. As of June 30, 2009, there was approximately $800,000 of unrecognized compensation cost related to non-vested shares. The cost is expected to be recognized over a weighted average period of 1.7 years.

Note 8 — Commitments and Contingencies

Xi’an Shaanxi Commitment

On July 27, 2009, the Company received approval from the Investment Bureau of Hu Xian County for the infusion of approximately $10.0 million of authorized capital for a new facility being constructed near Xi’an, Shaanxi Province. Approximately $3.0 million of the equity infusion was funded subsequent to the approval. The company anticipates funding the remaining $7.0 million by December 31, 2009.

Contract Commitment

One of the Company’s subsidiaries, Changchun Taoda Beverage Co. Ltd. (“Changchun Taoda”), entered into a contract with Zhongmei Construction Group Co. (“Zhongmei”) on September 24, 2007 for Zhongmei to construct an additional office and production plant in Changchun (Jilin Province). Performance under contract, which provides for the payment by Changchun Taoda to Zhongmei of approximately $1.7 million (RMB 12,552,000 based on the average exchange rate in 2007), began on September 26, 2007 and construction is to be completed by September 30, 2009. At June 30, 2009, the Company has no liability under the contract and there are no specified conditions or remedies for defaults by either party to the contract. The Company does not anticipate any losses stemming from the contract.

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

Litigation

On June 1, 2009, Xu Hong Bin, the former President and Chairman of China Water, and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Court of Chancery for the State of Delaware making various claims arising out of the Company’s intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu alleges that the Company’s intended cancellation of his shares is a breach of the Escrow Resolution and Transition Agreement, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling. The Court also indicated that pending resolution of the litigation, the Company may not cancel the Xu shares at issue.

On June 22, 2009, the Company filed a vigorous countersuit expanding its claims against Xu and seeking recovery of not only the stock at issue, but also for cash paid to Xu, and cash misappropriated by Xu. Since the filing of the countersuit there has been no action by Xu to progress the lawsuit.

The outcome of this litigation could have a material effect on the Company’s consolidated financial statements.

Note 9 — Subsequent Events

On July 1, 2009, the Company completed the purchase of all of the assets of three Texas based companies (Charis Partners, LLC, Greer Exploration Corporation, and Silversword partnerships) that operate an intermodal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana, serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations. The purchase price was $36.1 million, which includes $7.0 million in Company common stock (1,576,577 shares), $17.0 million in cash paid at closing, $2.1 million in cash payable in twelve quarterly installments, the first installment of which was paid at closing, and up to $10.0 million in contingent consideration payable in the Company’s common stock upon the achievement of certain 2010 and 2011 performance targets.

The acquisition of these assets will be recorded using the acquisition method of accounting in accordance with SFAS No. 141R. The Company is currently in the process of completing the fair value analysis of the assets acquired and liabilities assumed. In accordance with SFAS No. 141R, the contingent consideration will be included in the estimated purchase price and its fair value will be remeasured at each reporting period, with any change in its fair value being recorded in the current period’s earnings.

Previously, the Company initiated cancellation of 15,527,900 common shares that were issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them in connection with the acquisition of China Water. As part of that initiative, on July 18, 2009, the Company entered into a Settlement and Release Agreement with China Water’s former Chief Executive Officer Chen Xinghua resulting in the cancellation of 3,361,000 shares. In consideration for Mr. Chen’s entering into and fully performing the agreement, the Company agreed to issue 200,000 restricted shares of common stock to Mr. Chen. In addition, if Mr. Chen’s negotiating assistance leads to resolution of other China Water merger and operations issues by September 15, 2009, the Company will on or before December 31, 2009, issue an additional 100,000 shares of common stock to Mr. Chen. All shares issuable under the settlement agreement are subject to a two-year lock up. The Company is continuing its share cancellation and recovery initiative and may seek to take other actions against the remaining former insiders of China Water.

On August 10, 2009, the Company announced that the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws.

Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were issued.

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

Company Overview

We are a holding company that was created to acquire or make investments in attractive businesses. We completed our first investment, the acquisition of China Water, a bottled water company operating in the People’s Republic of China (“China”), on October 30, 2008. As of June 30, 2009, we had approximately $297.7 million dollars in invested cash and cash equivalents on our balance sheet. We intend to make additional acquisitions as we find attractive long-term opportunities for our stockholders.

We began our corporate existence as a blank check development stage company in 2007. On November 16, 2007, we completed an initial public offering (“IPO”) of 54,116,800 units (each consisting of one share of common stock and one warrant exercisable for an additional share of common stock), including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $421.0 million. On the same date, we also completed a private placement of warrants to our founders at an aggregate purchase price of $7.0 million, or $1.00 per warrant.

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

As of June 30, 2009, we had operated our China Water subsidiary for eight months. Based upon our recent operating results, and evaluations performed by our new management team at China Water and our management team at Heckmann Corporation, we believe the following:

•	The global water business remains an excellent long-term business opportunity.

•	China presents a sizable and growing market, and is and will continue to be a key market for us.

•	Through our acquisition of China Water, we have the capacity to produce up to 1.7 billion bottles of water annually in China.

•	Our relationship with Coca-Cola in China is strong, and we have begun construction of a new facility near Xi’An, Shaanxi Province, to serve Coca-Cola in this market.

•

The business we acquired in China is not currently as strong as we had anticipated. Sales for the first six months of 2009 were disappointing, reflecting the downturn in the China economy. We are also evaluating whether there are other issues that have affected the business.

•	In addition, the financial reporting systems we inherited, which we knew were deficient at the time of the acquisition, continue to be a challenge.

•

In light of these factors, for the six months ended June 30, 2009, we recorded an increase to bad debt expense of $2.0 million and reduced the purchase price allocation on certain deposits relating to prior management’s acquisition activities, from approximately $16.6 million to approximately $5.8 million.

•

We are executing on our intended cancellation of approximately 15.5 million shares issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them. To date 3,361,000 have been cancelled via our entry into the settlement agreement with Chen Xinghua, China Water’s former Chief Executive Officer, which is more fully described in Part II, Item 5. – Other Information, of this Quarterly Report, and we intend to complete the cancellation process for the remainder by the end of 2009 through additional settlement agreements or litigation.

•

We have evaluated the goodwill recorded on acquisition, and have reduced it from an initial estimate of approximately $315.0 million, reflecting (1) a reduction of approximately $100.0 million relating to the share cancellations mentioned above, and (2) approximately $184.0 million related to an estimated non-cash impairment charge. The non-cash impairment charge could increase upon completion of our goodwill impairment analysis in the third quarter of fiscal 2009.

Our balance sheet remains strong and we continue to actively evaluate potential acquisitions. We recently completed the acquisition of the assets of an intermodal water disposal, treatment and pipeline business in Texas and Louisiana.

The following discussion includes the operating results of China Water, the Company’s wholly-owned subsidiary, for all periods after the acquisition date, October 30, 2008. Prior to our acquisition of China Water, we were a blank check company with no operations. Accordingly, the results of operations for the three and six months ended June 30, 2009 do not provide a meaningful comparison with the same period in 2008.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Three Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Revenue	$8,277	$—
Cost of goods sold	6,236	—

Gross profit	2,041	—
Operating expenses:
Selling and marketing expenses	1,020	—
General and administrative expenses	5,534	405

Total operating expenses	6,554	405

Loss from operations	(4,513)	(405)
Interest income, net	972	2,756
Income from equity method investment	364	—
Other, net	75	—

(Loss) income before income taxes	(3,102)	2,351
Income tax expense	(52)	(853)

Net (loss) income	$(3,154)	$1,498

Net Sales

Our net sales for the three months ended June 30, 2009 were $8.3 million, which represents sales of bottled water made by the Company’s China Water subsidiary.

Cost of Goods Sold

The cost of goods sold for the three months ended June 30, 2009 was $6.2 million, which represents the cost of sales made by the Company’s China Water subsidiary, resulting in a gross profit of $2.0 million, or 24.7% of net sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 totaled $6.6 million, compared to $0.4 million for the three months ended June 30, 2008.

General and administrative expenses for the three months ended June 30, 2009 were $5.5 million and includes approximately $1.7 million of stock-based compensation and amortization expense of approximately $1.1 million.

Income (Loss) from Operations

We had operating losses of $4.5 and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, as a result of the items mentioned above.

Interest Income, net

During the three months ended June 30, 2009, we recorded interest income of approximately $1.0 million compared to approximately $2.8 million for the three months ended June 30, 2008. The decrease was due to lower interest rates for invested funds and lower investment balances in the three months ended June 30, 2009 when compared to the same 2008 period.

Income from Equity Method Investment

During the three months ended June 30, 2009, we recorded approximately $0.4 million of equity income from our 48% equity method investment in China Bottles.

Other income (expense), net

We recorded other income of approximately $0.1 million for the three months ended June 30, 2009 primarily related to a gain on sale of investments.

Income Taxes

The income tax expense for the three months ended June 30, 2009 was $0.1 million compared with $0.9 million for the three months ended June 30, 2008. The expense for the three months ended June 30, 2009 resulted from taxable income generated by certain of our PRC subsidiaries, with a majority of our taxable losses occurring in our non-operating holding companies. A full valuation allowance was provided against those losses. Pretax income of $2.4 million for the three months ended June 30, 2008, which was fully taxable.

Net (Loss) Income

Our net loss for the three months ended June 30, 2009 was $3.2 million compared to net income of $1.5 million for the three months ended June 30, 2008, as a result of the items mentioned above.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Revenue	$16,080	$—
Cost of goods sold	11,427	—

Gross profit	4,653	—
Operating expenses:
Selling and marketing expenses	1,427	—
General and administrative expenses	10,924	788
Goodwill impairment	184,000	—

Total operating expenses	196,351	788

Loss from operations	(191,698)	(788)
Interest income, net	2,185	6,847
Income from equity method investment	335	—
Other, net	281	—

(Loss) income before income taxes	(188,897)	6,059
Income tax expense	(420)	(2,364)

Net (loss) income	$(189,317)	$3,695

Net Sales

Our net sales for the six months ended June 30, 2009 were $16.1 million, which represents sales of bottled water made by the Company’s China Water subsidiary.

Cost of Goods Sold

The cost of goods sold for the six months ended June 30, 2009 was $11.4 million, which represents the cost of sales made by the Company’s China Water subsidiary, resulting in a gross profit of $4.7 million, or 28.9% of net sales.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 totaled $196.4 million, compared to $0.8 million for the six months ended June 30, 2008. The operating expenses for the six months ended June 30, 2009 included a $184.0 million goodwill impairment charge which represents our best estimate of a probable impairment to goodwill based upon our initial impairment analysis as of June 30, 2009. Based on a combination of factors, including the current economic environment and our operating results, we concluded that there were a number of indicators which required us to perform a goodwill impairment analysis as of March 31, 2009. We further concluded that, based on the work performed to date, an impairment loss is probable and can be reasonably estimated. By the end of the second quarter of 2009 we had not completed the entire impairment analysis due to the complexities involved in determining the implied fair value of the goodwill of our China Water subsidiary. Further adjustments to the estimated goodwill impairment charge could result when the goodwill impairment analysis is completed. Any required adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the respective quarter and fiscal year ended December 31, 2009.

General and administrative expense for the six months ended June 30, 2009 also includes an additional $2.0 million provision to the allowance for doubtful accounts. Collections of past due accounts receivable in the quarter were less than expected. Considering these collections results, management thought it prudent to increase the allowance for doubtful accounts in the six months ended June 30, 2009. In addition, general and administrative expenses for the six months ended June 30, 2009 include approximately $1.7 million of stock-based compensation expense and $2.1 million of amortization expense.

Income (Loss) from Operations

We had operating losses of $191.7 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively, as a result of the items mentioned above.

Interest Income, net

During the six months ended June 30, 2009, we recorded interest income of approximately $2.2 million compared to approximately $6.8 million for the six months ended June 30, 2008. The decrease was due to lower interest rates for invested funds and lower investment balances in the six months ended June 30, 2009 when compared to the same period in 2008.

Income from Equity Method Investment

During the six months ended June 30, 2009, we recorded approximately $0.3 million of equity income from our 48% equity method investment in China Bottles.

Other income (expense), net

We recorded other income of approximately $0.3 million for the six months ended June 30, 2009 primarily related to refunds received.

Income Taxes

The income tax expense for the six months ended June 30, 2009 was $0.4 million compared with $2.4 million for the six months ended June 30, 2008. The expense for the six months ended June 30, 2009 resulted from taxable income generated by certain of our PRC subsidiaries. Pretax loss of $188.9 million, includes $184.0 million for an impairment loss that is a permanent difference for purposes of the tax provision. The remaining taxable losses occurring in our non-operating holding companies are fully reserved against as of June 30, 2009.

Net (Loss) Income

Our net loss for the six months ended June 30, 2009 was $189.3 million compared to net income of $3.7 million for the six months ended June 30, 2008. The change primarily relates to the $184.0 million impairment loss, the $2.0 million increase in the provision to the allowance for doubtful accounts and the decrease in interest income mentioned above, all which were recorded in the six months ended June 30, 2009.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our principal sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity. As of June 30, 2009, we had cash and cash equivalents of approximately $197.1 million, restricted cash of approximately $2.0 million, and approximately $98.6 million of short and long-term investments, for an aggregate of approximately $297.7 million in invested cash, cash equivalents and marketable securities.

On July 1, 2009, we purchased all of the assets of three Texas based companies that operate an intermodal saltwater disposal, treatment and pipeline transportation business. The purchase price is $36.1 million, which includes $7.0 million in Company common stock (1,576,577 shares), and $17.0 million in cash paid at closing, $2.1 million in cash payable in quarterly installments, the first of which was paid at closing, and up to $10.0 million in total contingent consideration payable in the Company’s common stock in 2011 and 2012 upon the achievement of certain performance targets in 2010 and 2011.

In addition, we have budgeted capital expenditures of approximately $30.0 million for the remainder of 2009 for new equipment, plant expansion, pipeline construction, and similar projects.

We believe that our cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions it may undertake for the foreseeable future.

China Bottles Investment

We own 48% of the outstanding equity of China Bottles, a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At June 30, 2009, our investment in China Bottles totaled $13.3 million, and the market value of our shares of China Bottles common stock (based on the closing market price on the Over-the-Counter Bulletin Board) was $7.2 million at June 30, 2009. For the three and six months ended June 30, 2009, we recorded income of $0.4 million and $0.3 million, respectively, in equity income based on the interim financial reports of China Bottles management. China Bottles has a significant insider ownership, the observable market price of its stock has been volatile, and there is no liquidity in the stock. Changes to the fair market or carrying value of our investment in China Bottles could affect the value of our investment and any potential recordable income from the investment, which could result in a substantial write down. However, management believes that there has been no impairment to this investment as of June 30, 2009.

Cash Flows for Six Months Ended June 30, 2009

Net cash used in operating activities was $9.0 million for the six months ended June 30, 2009. Cash used by operating activities was primarily driven by working capital changes, which were principally increases in accounts receivable of $5.2 million and inventories of $4.5 million.

Net cash used in investing activities was $55.1 million for the six months ended June 30, 2009. Of this amount, $50.6 million was invested in high grade corporate notes, $7.8 million was received from the sale of securities, $4.3 million was used to purchase machinery and equipment, $6.8 million was used to purchase approximately 7% of Underground Solutions, Inc., (Note 5) and $1.1 million (net of $.2 million) was used to purchase 67% of Harbin Taoda (Note 2).

Net cash used in financing activities was $18.5 million for the six months ended June 30, 2009. Of this amount, $4.4 million was used by management under the discretionary program to buy back 6,166,696 previously issued warrants and $14.0 million was used to purchase 13,032,100 shares from Xu Hong Bin.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

Commitments

Xi’an Shaanxi Commitment

On July 27, 2009, the Company received approval from the Investment Bureau of Hu Xian County for the infusion of approximately $10.0 million of authorized capital for the new facility being constructed near Xi’an, Shaanxi Province. Approximately $3.0 million of the equity infusion was funded subsequent to the approval. The Company anticipates funding the remaining $7.0 million by December 31, 2009.

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

In the six month period ended June 30, 2008, the GAAP loss from operations includes certain non-cash expenses related to the release of performance based shares from an escrow established in 2007 relating to a private placement of China Water, merger related expenses, and non-cash increases to the allowances for bad debts, deposits and other receivables. In order to provide a more meaningful comparison of operating performance with prior periods, we have removed those items from the 2008 operating basis results set forth below. Furthermore, in 2008, the loss from operations for Heckmann Corporation, without the results of China Water, consisted largely of formation costs and other expenses incurred in seeking and evaluating potential business combinations. We have disregarded these expenses. China Water incurred its own operating expenses for these periods, and the inclusion of Heckmann Corporation’s expenses prior to the date of acquisition would make it difficult to compare operating results period to period. In addition, we have removed acquisition related costs paid by the Company that were incurred by China Water, amortization of a beneficial conversion feature, and interest expense on 5% convertible notes to make the income before income tax results more comparable period over period. With the information set forth below, we believe management and stockholders are better able to determine whether or not revenues, gross profit, income from operations or income before income taxes of the acquired business have improved in 2009 compared to 2008. The information set forth below is intended to assist the reader in comparing the performance of the China Water business we acquired, for the periods before and after the acquisition. However, they do not indicate what actual consolidated results would have been had we acquired China Water on January 1, 2008 in accordance with GAAP.

The following operating basis results should not be viewed in isolation or as a substitution for GAAP results.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 (Non-GAAP, Unaudited Operating Results)

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Three Months Ended June 30,
	2009	2008
		As reported		China Water Adjustments		Adjusted Combined Heckmann Corporation and China Water
		Heckmann Corporation Form 10-Q	China Water Form 10-Q/A
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Revenue	$8,277	$—	$32,486			$32,486
Cost of goods sold	6,236	—	19,762			19,762

Gross profit	2,041	—	12,724			12,724
Operating expenses:
Selling and marketing expenses	1,020	405	363			768
General and administrative expenses	5,534	—	16,405	$(13,993	) a	2,412

Total operating expenses	6,554	405	16,768	(13,993)		3,180

(Loss) income from operations	(4,513)	(405)	(4,044)	13,993		9,544
Interest income (expense)	972	2,756	(5,039)	3,657	b	1,374
Income from equity method investment	364	—	2,333			2,333
Other, net	75	—	109			109

(Loss) income before income taxes	(3,102)	2,351	(6,641)	17,650		13,360
Income tax expense	(52)	(853)	(1,640)	—		(2,493)

Net (loss) income	$(3,154)	$1,498	$(8,281)	$17,650		$10,867

(a)	This adjustment was made to remove approximately $14 million of stock-based compensation pursuant to a make good agreement entered into in connection with an equity financing transaction consummated by China Water in 2007.
(b)	This adjustment was made to remove approximately $3.7 million of beneficial conversion feature on 5% convertible notes that would not have been incurred had our acquisition of China Water taken place at the beginning of the periods presented.

Revenue

Revenue for the three months ended June 30, 2009 was $8.3 million, which reflects a decrease of $24.2 million, or 74.5% compared to the same period in 2008. The three months ended June 30, 2009 was strongly influenced by a number of factors which include unfavorable macroeconomic conditions competitive pressures, as well as integration difficulties we have faced with the former management of China Water.

Gross Profit

Gross profit for the three months ended June 30, 2009 decreased by $10.7 million, or 84.0%, compared to the same period in 2008. Gross profit as a percentage of net sales decreased to 24.7% in the three months ended June 30, 2009 from 39.2% in the three months ended June 30, 2008, primarily due to the sales mix and competitive pressures, partially offset by lower raw material prices.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 totaled $6.6 million, compared to $3.2 million for the three months ended June 30, 2008.

General and administrative expenses for the three months ended June 30, 2009 were $5.5 million and includes approximately $1.7 million of stock-based compensation and amortization expense of approximately $1.1 million.

Interest Income

Interest income for the three months ended June 30, 2009 was approximately $0.4 million lower than the same period in 2008 due to lower interest rates for invested funds and lower investment balances in 2009.

Income from Equity Method Investment

Equity income in the three months ended June 30, 2009 was approximately $2.0 million lower than in the three months ended June 30, 2008 due to the impact of unfavorable economic conditions affecting our equity investee in the 2009 period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 (Non-GAAP, Unaudited Operating Results)

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Six Months Ended June 30,
	2009	2008
		As reported		China Water Adjustments		Adjusted Combined Heckmann Corporation and China Water
		Heckmann Corporation Form 10-Q	China Water Form 10-Q/A
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Revenue	$16,080	$—	$47,943			$47,943
Cost of goods sold	11,427	—	29,748			29,748

Gross profit	4,653	—	18,195			18,195
Operating expenses:
Selling and marketing expenses	1,427	788	404			1,192
General and administrative expenses	10,924	—	31,977	$(27,985	) a	3,992
Goodwill impairment	184,000		—			—

Total operating expenses	196,351	788	32,381	(27,985)		5,184

(Loss) income from operations	(191,698)	(788)	(14,186)	27,985		13,011
Interest income (expense)	2,185	6,847	(8,716)	6,349	b	4,480
Income from equity method investment	335	—	3,698			3,698
Other, net	281	—	232			232

(Loss) income before income taxes	(188,897)	6,059	(18,972)	34,334		21,421
Income tax expense	(420)	(2,364)	(2,310)	—		(4,674)

Net (loss) income	$(189,317)	$3,695	$(21,282)	$34,334		$16,747

(a)	This adjustment was made to remove approximately $28.0 million of stock-based compensation pursuant to a make good agreement entered into in connection with an equity financing transaction consummated by China Water in 2007.
(b)	This adjustment was made to remove approximately $6.3 million of beneficial conversion feature on 5% convertible notes that would not have been incurred had our acquisition of China Water taken place at the beginning of the periods presented.

Six months Ended June 30, 2009 Compared to Six months Ended June 30, 2008 (Non-GAAP, Unaudited Operating Results)

Revenue

Revenue for the six months ended June 30, 2009 was $16.1 million, which reflects a decrease of $31.9 million, or 66.5% compared to the same period in 2008. The six months ended June 30, 2009 was strongly influenced by a number of factors which include unfavorable macroeconomic conditions, competitive pressures, as well as integration difficulties we have faced with the former management of China Water.

Gross Profit

Gross profit for the six months ended June 30, 2009 decreased by $13.5 million, or 74.4%, compared to the same period in 2008. Gross profit as a percentage of net sales decreased to 28.9% in the six months ended June 30, 2009 from 38.0% in the six months ended June 30, 2008, primarily due to the sales mix, competitive pressures, which were partially offset by lower raw material prices.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 totaled $196.4 million, compared to $5.2 million for the six months ended June 30, 2008, and included a $184.0 million estimated goodwill impairment charge which represents our best estimate of a probable impairment to goodwill based upon our initial impairment analysis as of March 31, 2009. Based on a combination of factors, including the current economic environment and our operating results, we concluded that there were a number of indicators which require us to perform a goodwill impairment analysis as of March 31, 2009. We further concluded that, based on the work performed to date, an impairment loss is probable and can be reasonably estimated. By the end of the second quarter of 2009 we had not completed the entire impairment analysis due to the complexities involved in determining the implied fair value of the goodwill of our China Water subsidiary. Further adjustments to the estimated goodwill impairment charge could result when the goodwill impairment analysis is completed. Any required adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the respective quarter and fiscal year ended December 31, 2009.

General and administrative expense for the six months ended June 30, 2009 includes an additional $2.0 million provision to the allowance for doubtful accounts. Collections of past due accounts receivable in the six months ended June 30, 20009 were less than expected. Considering these collections results, management thought it prudent to increase the allowance for doubtful accounts in the six months ended June 30, 2009. In addition, general and administrative expenses for the six months ended June 30, 2009 include approximately $1.7 million of stock-based compensation expense and $2.1 million of amortization expense.

Interest Income

Interest income for the six months ended June 30, 2009 was approximately $2.3 million lower than the same period in 2008 due to lower interest rates for invested funds and lower investment balances in 2009.

Income from Equity Method Investment

Equity income in the six months ended June 30, 2009 was approximately $3.4 million lower than in the six months ended June 30, 2008 due to the impact of unfavorable economic conditions affecting our equity investee in the 2009 period.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changed the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted SFAS 141R on January 1, 2009. The Company accounted for its April 2009 acquisition of Harbin in accordance with SFAS 141R, and will account for its July 2009 acquisition of three Texas based companies (Note 9) in accordance with SFAS 141R.

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

In April 2009, the FASB issued FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 157-4 and FSP FAS 115-2 were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP No. 107-1/Accounting Principles Board opinion (“APB”) 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), to require disclosures of fair value of certain financial instruments in interim financial statements. The Company does not anticipate the adoption of these FSP’s to materially impact the consolidated financial statements. FSP FAS 157-4, FSP FAS 115-2 and FSP 107-1 were effective for financial statements issued for interim and/or annual reporting periods ending after June 15, 2009. The adoption of these FSP’s did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for annual and interim reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Critical Accounting Policies

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of June 30, 2009, the allowance for doubtful accounts was approximately $12.6 million.

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

Income taxes - The Company is subject to taxation in China, the United States and California taxing jurisdictions. The Company’s tax returns for 2007 are subject to examination by the Chinese, federal United States and California tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2009, the Company had no interest or penalties accrued for uncertain tax positions. In addition, the Company’s value added tax (“VAT”) reports are subject to examination by the Chinese VAT authorities.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from June 30, 2009, the fair value of our portfolio would decline approximately $0.7 million.

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

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses of China Water discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Management’s Report on Internal Control over Financial Reporting.” Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2009 because of the identification of material weaknesses in China Water’s internal control over financial reporting that have not yet been fully remediated and which continue to exist at June 30, 2009.

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

Key elements of the remediation effort include, but are not limited to the following initiatives, which have been implemented, or are in the process of implementation as of the date of filing:

•	Implementation of a computer based application for the financial process, including an integrated general ledger and financial reporting system for all business centers of our China Water subsidiary.

•	Hiring a financial controller for our China Water subsidiary.

•	Hiring a manager of information technology for our China Water subsidiary.

•	Improving the training programs for the financial accounting staff of our China Water subsidiary.

•	Recruiting qualified executive operations management for our China Water subsidiary and hiring J. John Cheng as an executive officer of China Water.

•	Hiring a qualified manager of internal audit for our China Water subsidiary.

•	Hiring a qualified Vice President of Finance for our China Water subsidiary.

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

Internal Control Over Financial Reporting

During the three months ended June 30, 2009, we hired a Vice President of Finance and, a manager of internal audit. In addition we contracted with independent internal control consultants to begin performing management’s assessment of internal controls over financial reporting including the entity and process level controls at our China Water subsidiary and our US holding company. Otherwise, there were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 1, 2009, Xu Hong Bin, the former President and Chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Court of Chancery for the State of Delaware making various claims against us, and/or our directors and certain of our executive officers, allegedly arising out of our intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu alleges that our intended cancellation of his shares is a breach of the Escrow Resolution and Transition Agreement, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008.

On June, 8, 2009, the Court of Chancery of the State of Delaware denied Xu’s request for expedited scheduling. The Court also indicated that pending resolution of the Xu litigation we may not cancel the Xu shares at issue. On June 22, 2009, we filed a vigorous countersuit expanding our claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu, and cash misappropriated by Xu. Since the filing of our countersuit there has been no action by Xu to progress the lawsuit. Nevertheless, in light of the pending litigation, these shares will continue to be included in our outstanding shares until the litigation is finally resolved.

Separately, we are subject to claims and litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 16, 2009, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which we filed with the SEC on May 8, 2009. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors are set forth below.

We are involved in litigation with Xu Hong Bin, China Water’s former President and Chairman, related to our intended cancellation of approximately 5.3 million shares of our common stock held by Xu, the outcome of which cannot be predicted with certainty.

As more fully described in Part II, Item 1 – Legal Proceedings, of this Quarterly Report, Xu Hong Bin has filed a lawsuit against us claiming that our intended cancellation of his shares is a breach of the Escrow Resolution and Transition Agreement. We filed a vigorous countersuit expanding our claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu and cash misappropriated by Xu. Although we believe that we will prevail in our countersuit, no assurance can be given that the outcome of the litigation will be in our favor or, in the event that it is, that a court will award us the full amount of damages that we are seeking. Also, we may determine that it is in the best interests of the Company to settle our claims against Xu for less than the amount of damages we are seeking in our countersuit.

We recently closed the acquisition of an intermodal saltwater treatment, disposal, and pipeline business, but we may not achieve the benefits anticipated.

On July 1, 2009, we purchased all of the assets of three Texas based companies that operate an intermodal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations. The purchase price is $36.1 million, which includes $10.0 million in contingent consideration. The purchase could subject us to a number of risks and uncertainties, including, but not limited to, geopolitical events affecting the expansion plans of our customers, domestic political issues affecting the energy industry generally such as energy legislation unfavorable to our customers that directly influences their capital expenditure and exploration plans, fluctuations in commodity prices that impact our customers’ expansion plans, near term integration and management challenges typical to acquisitions, and unforeseen delays in our pipeline construction agenda. Moreover, we are still evaluating this acquired business to determine the risks to which it subject and no assurance that we will achieve the benefits anticipated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We are in the process of issuing 200,000 shares of common stock to Chen Xinghua, China Water’s former Chief Executive Officer, in fulfillment of our obligations under the July 18, 2009 settlement agreement. We will issue the shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. A more fulsome description of the settlement agreement is set forth in Part II, Item 5 – Other Information, of this Quarterly Report.

Purchases of Equity Securities

Period	Issuer Purchases of Equity Securities
	Average Price Paid per Warrant		Total Number of Warrants Purchased	Total Number of Warrants Purchased as Part of Publicly Announced Plan	Maximum Number of Warrants that May Yet Be Purchased Under the Plan
April 1, 2009 to April 30, 2009	$	n/a	none	none	*
May 1, 2009 to May 31, 2009		$0.57	1,091,453	1,091,453	*
June 1, 2009 to June 30, 2009		$0.55	2,272,033	2,272,033	*

*	The Company’s Board approved a warrant buy-back plan through December 31, 2009, the volume of which is in the Board’s discretion.

Through June 30, 2009, the Company had purchased a total 6,166,696 warrants at an average price per warrant of $0.71.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 6, 2009. Our stockholders acted upon the following proposals that were presented at the meeting.

•

Proposal 1: To elect two Class I directors (Holtz and Barkett) to hold office for a two-year term expiring at the annual meeting of stockholders to be held in 2011 and two Class II directors (Quayle and Seidel) to hold office for a three-year term expiring at the annual meeting of stockholders to be held in 2012, or, in each case, until their respective successors are elected and qualified, or their earlier death, resignation or removal.

•	Proposal 2: To approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000.

•	Proposal 3: To approve the Heckmann Corporation 2009 Equity Incentive Plan.

•	Proposal 4: To ratify the appointment of GHP Horwath, P.C. as our independent auditors for fiscal year ending December 31, 2009.

The voting results were as follows:

	For	Against	Abstain	Broker Non-Votes
Proposal 1	57,661,959	1,230,006	7,406	0

	For	Withheld
Lou Holtz	83,343,530	385,841
Edward A. Barkett	82,885,118	844,253
Dan Quayle	59,917,826	23,811,845
Andrew D. Seidel	82,885,018	844,353

	For	Against	Abstain	Broker Non-Votes
Proposal 2	57,624,395	1,265,430	9,546	7,193,767
Proposal 3	57,656,134	1,232,481	10,756	0
Proposal 4	57,663,780	1,226,680	8,911	0

Item 5.	Other Information.

On May 4, 2009, we initiated cancellation of 15,527,900 common shares that were issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them in connection with the acquisition of China Water. As indicated above, our recovery of shares from Xu is subject to pending litigation.

On July 18, 2009, we entered into a Settlement and Release Agreement with China Water’s former President and Chief Executive Officer Chen Xinghua resulting in the cancellation of 3,361,000 shares. In consideration for Mr. Chen’s entering into and fully performing the agreement, we agreed to issue 200,000 restricted shares of common stock to Mr. Chen. In addition, if Mr. Chen’s negotiating assistance leads to resolution of other China Water merger and operations issues by September 15, 2009, we will on or before December 31, 2009, issue an additional 100,000 shares of common stock to Mr. Chen. All shares issuable under the settlement agreement are subject to a two-year lock up.

We are continuing our share cancellation and recovery plan and we may seek to take other actions against the remaining former insiders of China Water.

On May 6, 2009, we purchased approximately 7% of the equity of Underground Solutions, Inc., a water infrastructure and pipeline company located in Poway, California.

On July 1, 2009, we completed the purchase of all of the assets of three Texas based companies (Charis Partners, LLC, Greer Exploration Corporation, and Silversword partnerships) that operate an intermodal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations. The purchase price was $36.1 million, which includes $7.0 million in Company common stock (1,576,577 shares), $17.0 million in cash payable at closing, $2.1 million payable in twelve quarterly installments in cash, and $10.0 million in total contingent consideration payable in 2011 and 2012 upon the achievement of certain 2010 and 2011 performance targets.

On August 10, 2009, we announced that our Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million shares of common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

10.37*	Settlement and Release Agreement, dated July 18, 2009, by and among Heckmann Corporation and Chen Xinghua.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)