Form 10-Q
period 2009-09-30
Heckmann CORP
filed 2009-11-09
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 108,750,650.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,029	$281,683
Restricted cash	2,000	—
Certificates of deposit	10,050	10,000
Marketable securities	13,070	—
Accounts receivable, net	5,916	26,460
Inventories, net	5,792	2,241
Prepaid expenses and other receivables	4,878	10,390
Due from related party	511	1,381
Income tax receivable	699	969
Other current assets	9	544

Total current assets	195,954	333,668
Property, plant and equipment, net	26,114	15,901
Marketable securities	89,347	38,717
Deposits	261	16,608
Investment in unconsolidated equity investee	4,267	12,964
Investment (Note 6)	6,801	—
Intangible assets, net	23,738	29,879
Goodwill	13,600	315,018
Other	211	338

Total assets	$360,293	$763,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,895	$9,550
Deferred revenue	4,226	1,209
Accrued expenses	17,213	2,208
Current portion of long term debt	790	36
VAT and income taxes payable	1,351	440
Due to related parties	195	963
Deferred income taxes	432	77

Total current liabilities	38,102	14,483
Acquisition consideration payable	1,910	1,910
Long-term debt, net of current portion	—	96
Other long term liabilities	3,704	—
Stockholders’ equity:
Stockholders’ equity of the Company:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 and 250,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively, 125,282,740 shares issued and 108,750,650 shares outstanding at September 30, 2009, respectively, 126,606,323 shares issued and 110,074,233 shares outstanding at December 31, 2008, respectively	124	126
Additional paid-in capital	745,856	757,720
Purchased warrants	(4,810)	(405)
Treasury stock	(14,000)	—
Accumulated other comprehensive income	688	89
Accumulated deficit	(413,802)	(13,771)

Total stockholders’ equity of the Company	314,056	743,759

Non-controlling interest	2,521	2,845

Total stockholders’ equity	316,577	746,604

Total liabilities and stockholders’ equity	$360,293	$763,093

The accompanying notes are an integral part of theses financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$11,235	$—	$27,315	$—
Cost of goods sold	8,988	—	20,415	—

Gross profit	2,247	—	6,900	—
Operating expenses:
Selling and marketing	791	—	2,218	—
General and administrative	26,753	460	37,677	1,248
Goodwill impairment (Note 3 and 5)	178,553	—	362,553	—
Impairment of property, plant and equipment (Note 3)	6,223	—	6,223	—

Total operating expenses	212,320	460	408,671	1,248

Loss from operations	(210,073)	(460)	(401,771)	(1,248)
Interest income, net	863	2,569	3,048	9,416
(Loss) income from equity method investment	(124)	—	211	—
Other, net	(688)	—	(407)	—

(Loss) income before income taxes	(210,022)	2,109	(398,919)	8,168
Provision for income tax expense	(476)	(859)	(896)	(3,224)

Net (loss) income	(210,498)	1,250	(399,815)	4,944
Net income attributable to the noncontrolling interest	(61)		(216)

Net (loss) income attributable to the Company	(210,559)	1,250	(400,031)	4,944
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	—	(244)	—	(155)

Net (loss) income attributable to common stockholders	$(210,559)	$1,006	$(400,031)	$4,789

Net (loss) income per common share attributable to the Company’s common stockholders - basic and diluted	$(1.93)	$0.01	$(3. 64)	$0.07

Weighted average shares outstanding - basic and diluted	109,275,628	67,646,800	109,852,879	67,646,800

The accompanying notes are an integral part of theses financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income attributable to common stockholders	$(210,559)	$1,006	$(400,031)	$4,789
Add back: comprehensive income attributable to the non-controlling interest	61	—	216	—
Deferred interest income, net of taxes, attributable to common stockholders subject to possible redemption	—	244	—	155

Net (loss) income	(210,498)	1,250	(399,815)	4,944
Other comprehensive income, net of tax:
Foreign currency translation gain	38	—	109	—
Unrealized gain on available-for-sale securities	334	—	490	—

Total other comprehensive income, net of tax	372	—	599	—

Comprehensive (loss) income, net of tax	(210,126)	1,250	(399,216)	4,944
Comprehensive income attributable to non-controlling interest	(61)	—	(216)	—

Comprehensive (loss) income attributable to the Company	$(210,187)	$1,250	$(399,432)	$4,944

The accompanying notes are an integral part of these financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities
Net (loss) income	$(399,815)	$4,944
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Interest earned on cash and cash equivalents held in trust, net of trust funds received for funding of expenses	—	(871)
Depreciation	1,596	—
Amortization	2,344	—
Bad debt expense	9,000	—
Provision for obsolete inventory	800	—
Goodwill impairment (Note 5)	362,553	—
Stock-based compensation	1,756	—
Issuance of shares in connection with Settlement and Release Agreement (Note 10)	831	—
Loss on deconsolidation of Shen Yang (Note 7)	5,341	—
Impairment of property, plant and equipment	6,223	—
Income from equity method investment	(211)	—
Restructuring costs	540	—
Write off of other assets	3,933	—
Other	165	—
Changes in operating assets and liabilities, net of business acquisitions (Notes 2 and 4) and purchase price adjustments (Note 5):
Accounts receivable	(7,795)	—
Inventories	(2,939)	—
Prepaid expenses and other receivables	(848)	116
Other assets	(469)	(477)
Accounts payable and accrued expenses	6,320	10
Deferred revenue	345	—
Deposits	522	—
VAT and income taxes payable	1,004	(1,243)

Net cash (used in) provided by operating activities	(8,804)	2,479

Investing activities
Purchases of available-for-sale securities	(138,560)	—
Proceeds from sale of available-for-sale securities	75,703	—
Cash paid for equity investment (Note 6)	(6,801)	—
Restricted cash, for equipment purchase	(2,000)	—
Payments made in connection with acquisition of China Water (Note 5)	—	(681)
Payments made in connection with Harbin acquisition, net of cash acquired of $168 (Note 2)	(1,193)	—
Payments made in connection with HWR acquisition, no cash acquired (Note 4)	(16,566)	—
Purchases of property and equipment	(12,664)	—

Net cash used in investing activities	(102,081)	(681)

Financing activities
Payment on long-term debt agreements	(132)	—
Borrowings under revolving credit facility	790	—
Cash paid to repurchase warrants	(4,405)	—
Cash paid to purchase treasury stock	(14,000)	—

Net cash (used in) provided by financing activities	(17,747)	—

Net (decrease) increase in cash and cash equivalents	(128,632)	1,798
Effect of change in foreign currency exchange rate on cash and cash equivalents	(22)	—
Cash and cash equivalents at beginning of period	281,683	872

Cash and cash equivalents at end of period	$153,029	$2,670

Supplemental:
Cash paid for income taxes	$116	$4,945

The accompanying notes are an integral part of these financial statements.

Heckmann Corporation

Consolidated Statements of Stockholders’ Equity

Nine months ended September 30, 2009

(Unaudited)

(In thousands, except share data)

				Heckmann Corporation Shareholders
	Total	Comprehensive Income		Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated deficit	Accumulated other Comprehensive Income	Noncontrolling Interest
				Shares	Amount		Shares	Amount	Warrants	Amount
Balance at January 1, 2009	$746,604	$		126,606,323	$126	$757,720	—	$—	405,400	$(405)	$(13,771)	$89	$2,845
Purchase of warrants	(4,405)								6,166,696	(4,405)
Purchase of treasury stock	(14,000)						13,032,098	(14,000)
3,316,000 common shares canceled in connection with Settlement and Release Agreement (Note 10)	(28,031)			(3,361,000)	(3)	(28,028)
1,576,577 common shares issued in connection with the Charis/Greer/Silverwood acquisition (Note 4)	6,101			1,576,577	1	6,100
Contingent consideration to be issued in common stock in connection with Charis/Greer/Silverwood acquisition (Note 4)	7,887					7,887
Issuance of 200,000 common shares in connection with Settlement and Release Agreement (Note 10)	831			200,000		831
Stock based compensation (Note 9)	1,346			260,840		1,346
Deconsolidation of ShenYang Aixin (Note 7)	(1,212)												(1,212)
Non-controlling interest in acquired company (Note 2)	672												672
Comprehensive loss:
Net loss	(399,815)		(399,815)								(400,031)		216
Other comprehensive income, net of tax:
Unrealized gain from available for sale securities	490		490									490
Foreign currency translation gain	109		109									109

Other comprehensive income	599		599

Comprehensive loss	(399,216)		$(399,216)

Balance at September 30, 2009	$316,577			125,282,740	$124	$745,856	13,032,098	$(14,000)	6,572,096	$(4,810)	$(413,802)	$688	$2,521

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

On July 1, 2009, the Company’s wholly-owned subsidiary, Heckmann Water Resources Corporation, a Texas corporation (“HWR”), completed the purchase of the limited liability company interests of Charis Partners, LLC, a Texas limited liability company, and substantially all of the assets of Greer Exploration Corporation, a Louisiana corporation, and Silversword Partnerships, each a Texas limited partnership, pursuant to an asset purchase agreement dated April 22, 2009. The business acquired under the agreement is a multi-modal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations (the “Saltwater Disposal Business”) (Note 4).

Effective with the July 1, 2009 acquisition of the Saltwater Disposal Business, the Company has two reportable segments, China Water and HWR.

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

Note 2 — Summary of Selected Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation. The Company has two reportable segments.

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

Seasonality - China Water sales are subject to seasonal factors. Typically, China Water experiences higher sales of bottled water in the summer time in coastal cities while sales remain constant throughout the entire year in some inland cities. China Water’s sales can also fluctuate throughout the year for a number of other reasons, including the timing of advertising and promotional campaigns, and unforeseen circumstances, such as production interruptions.

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

Earnings Per Share - Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock, commonly referred to as the treasury stock method. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants. At September 30, 2009 and 2008, the Company’s dilutive securities include 71,326,925 and 74,646,000 warrants and options exercisable for common stock, respectively. These dilutive securities have been omitted from the computation of dilutive loss per share for the three and nine months ended September 30, 2009 because the effect would be anti-dilutive. For the three and nine months ended September 30, 2008, the dilutive securities have been omitted from the computation of dilutive income per share since, as of September 30, 2008 the warrants were not exercisable until the latter to occur of November 9, 2008 or the successful completion of a business combination. Also excluded from the computation of EPS are 3,500,000 shares previously held in escrow pursuant to the majority stockholder consent agreement entered into on May 19, 2008, as amended, between the Company and Xu Hong Bin. Those shares were released from escrow on March 13, 2009 pursuant to an escrow resolution and transition agreement among the Company, China Water, Xu Hong Bin and his affiliate, and are subject to cancellation by the Company as of May 4, 2009 (Note 5).

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of September 30, 2009, the allowance for doubtful accounts was approximately $0.6 million.

Investments - Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Equity investments in companies over which the Company has the ability to exercise significant influence but does not hold a controlling interest are accounted for under the equity method and the Company’s income or loss on these investments is recorded in non-operating income or expense.

Goodwill and Other Intangible Assets, net - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company completed its impairment test related to China Water during the third quarter of the fiscal year (Note 5).

The Company’s amortizable intangible assets include registered trademarks, customer relationships, distribution networks, and customer contracts acquired in the acquisitions of China Water and HWR. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

Revenue Recognition - Revenues are recognized when finished products are delivered to customers and all of the following have occurred: (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

Income taxes - The Company is subject to taxation in China, the United States, California, Texas, and Louisiana taxing jurisdictions. The Company’s tax returns for 2007 and 2008 are subject to examination by those tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of September 30, 2009, the Company had no interest or penalties accrued for uncertain tax positions.

        Restructuring and exit activities - Restructuring and exit activities generally include significant actions involving employee-related termination costs, contract termination charges and other charges associated with such actions. Employee-related termination charges are based upon distributed employment policies and substantive severance plans and are reflected in the quarter in which management approves the associated actions. Employee-related amounts for which affected employees are required to render service in order to receive benefits at their termination dates are measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. During the third quarter of 2009, management approved and committed to undertake certain restructuring actions relating to the Beijing facility. These plans were undertaken, in part, to improve the operational capabilities of China Water. Costs expected to be incurred relating to these actions primarily include employee-related termination costs of $0.1 million and contract termination costs of $0.4 million. These amounts have been recognized during the quarter ended September 30, 2009 and included within current liabilities and as a component of other expense. No amounts have yet been expended. Management expects the workforce reductions to be completed by December 31, 2009 and to recognize approximately $0.2 million subsequent to the quarter ended September 30, 2009.

Reclassifications and Comparability - Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update “ASU”) 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Business Combinations

(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The Company has accounted for its 2009 business acquisitions in accordance with this standard.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51)

SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within its condensed consolidated balance sheets and statements of operations for the prior period to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments

(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165)

SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement effective June 1, 2009.

Accounting for Transfers of Financial Assets

(To be included in ASC 860 “Transfers and Servicing”, SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”)

SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on its consolidated financial statements upon adoption.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on its consolidated financial statements upon adoption.

Note 3 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$153,029	$153,029	$—	$—
Certificates of deposit	10,050	10,050	—	—
Marketable securities	102,417	102,417	—	—

Total assets	$265,496	$265,496	$—	$—

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by generally accepted accounting principles in the United States, to record certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Impairment Charge	New Cost Basis	Level Used to Determine New Cost Basis
			Level 1	Level 2	Level 3
Goodwill	$362,553	$6,341			$6,341
Equity method investment in ShenYang (Note 7)	1,212	—			—
Property, plant and equipment	6,223	—			—

The Company recognized a non-cash charge of approximately $362.6 million during the nine months ended September 30, 2009 related to the impairment of goodwill respective of the acquisition of China Water. The carrying value of the asset prior to the impairment was approximately $369 million (including purchase price adjustments of approximately $54 million) (Note 5). The estimated fair value of the asset is approximately $6.3 million and was based on Level 3 inputs. The fair value of the China Water assets was estimated using a discounted cash flow model, considering future anticipated revenues, operating costs, a risk adjusted discount rate, and other factors.

The Company recognized an other-than-temporary decline of $1.2 million respective of the retained non-controlling interest in ShenYang. Subsequent to the deconsolidation of ShenYang (Note 7) management determined that the retained non-controlling interest was of no value and accordingly fully-impaired this asset as of September 30, 2009. This expense was included in operations for the three and nine-months ended September 30, 2009.

The Company also recognized an impairment charge of $6.2 million relating to construction in process of $3.8 million and property, plant and equipment associated with exiting the Beijing facility of $2.4 million. Management determined that the carrying amount of these assets cannot be recovered as of September 30, 2009 and in management’s judgment these assets are fully-impaired. This expense was included in operations for the three and nine-months ended September 30, 2009.

Note 4 — Acquisition of Charis Partners, LLC, Greer Exploration Corporation, and Silversword Partnerships

On July 1, 2009, the Company completed the purchase of the Salt Water Disposal Business for an initial payment of approximately $23 million consisting of cash totaling $17 million and the issuance of 1,576,577 shares of its common stock to the various sellers. These assets were consolidated into a new wholly-owned subsidiary HWR, which operates the Salt Water Disposal Business.

In addition to the initial payment, the Company will make quarterly cash payments of $175,000 starting in July 2009 through April 2012 totaling $2,100,000 and may be obligated to make additional payments of $10 million upon the achievement of certain 2010 and 2011 performance targets. To the extent earned, this contingent consideration will be paid in Company common stock.

Purchase Price

The acquisition of the assets was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations.

The estimated purchase price is determined as follows (in thousands):

Cash paid to sellers	$16,566
Market value of Heckmann’s common stock issued on Closing Date	6,101
Cash to be paid to sellers in quarterly installments	1,784
Acquisition consideration payable	900
Contingent consideration, due on achieving milestone	7,887

Total purchase price	$33,238

The contingent consideration arrangement requires the Company to pay an additional amount not to exceed $10 million in common stock in the event that specified profitability targets are achieved. The fair value of the contingent consideration at July 1, 2009 was determined to be approximately $7.9 million using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the authoritative guidance for fair value measurements. The key assumptions in applying this approach were the discount rate and the probability assigned to the performance targets being achieved. The contingent consideration is considered to be equity and accordingly was included in additional paid-in capital.

The allocation of the purchase price is based on management’s and its independent valuation advisors valuation of the fair value of tangible and intangible assets acquired as of July 1, 2009. The following table summarizes the allocation of the purchase price (in thousands):

	Estimated Fair Value	Estimated Useful Life
Inventory	$1,102
Fixed Assets	6,106	Various
Customer relationships	1,741	9 years
Customer contracts	8,488	17 years
Customer contracts	8,864	15 years
Disposal permits	110
Goodwill	7,259
Deferred income tax liabilities	(432)

Total estimated initial purchase price allocation	$33,238

The goodwill balance related to the acquisition was $7.2 million as of September 30, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Of the $7.2 million recorded as goodwill, none is expected to be deductible for tax purposes.

The amount of revenue and net income attributable to the acquisition included in the Company’s consolidated statements of operations from the acquisition date, July 1, 2009, to the period ended September 30, 2009, are $1.6 million and $0.4 million, respectively. For the three and nine months ended September 30, 2009, the Company’s consolidated results of operations include acquisition-related expenses of $0.2 million, which are included in general and administrative expenses.

Note 5 — Intangible Assets and Goodwill

Our goodwill balance and changes in the carrying amount of goodwill for the China Water segment are as follows (in thousands):

Ending balance, December 31, 2008	$315,018
Purchase price adjustment to record a reduction to deposits for acquisitions	10,811
Purchase price adjustment in connection with cancelling 12,027,900 shares issued in connection with the China Water acquisition	(100,313)
Preliminary estimated impairment loss	(184,000)
Other	(182)

Ending balance, March 31, 2009	$41,334
Adjustment in connection with cancelling 12,027,900 shares issued in connection with the China Water acquisition reflecting 3,361,000 shares actually cancelled (Note 10)	72,282
Carrying value in excess of fair value of certain acquired assets and assumed liabilities	36,626
Carrying value in excess of fair value of property plant and equipment and intangible assets	25,692
Carrying value in excess of fair value of investment in equitee investee	8,960
Non-cash impairment loss	(178,553)

Ending balance, September 30, 2009	$6,341

On October 30, 2008, the Company acquired 100% of the issued and outstanding common stock of China Water. The aggregate purchase price was approximately $412.5 million including approximately $45.2 million of cash, common stock valued at approximately $362.3 million and acquisition costs of approximately $5.0 million. The $412.5 million total purchase price excluded 16,532,100 contingently returnable shares of common stock that were placed in escrow and contingent payments totaling $145.5 million. The Company recorded goodwill of approximately $315.0 million and acquired intangible assets of approximately $31.0 million as a result of the acquisition of China Water.

In March 2009, the Company recorded a purchase accounting adjustment of approximately $100.0 million to reflect approximately 12.0 million shares of Company common stock previously issued in connection with its acquisition of China Water that are now subject to cancellation (although the Company intends to cancel a total of approximately 15.5 million shares of common stock issued in connection with the merger, the purchase price adjustment was only affected by the cancellation of 12.0 million shares because the remaining 3.5 million shares subject to cancellation were originally excluded from the purchase price as escrowed contingently returnable shares). Consequently, the Company reduced stockholders’ equity by approximately $100.0 million for the value of the shares as of the date of acquisition and reduced goodwill by the same amount. In March 2009 the Company also recorded a purchase accounting adjustment of approximately $10.8 million to reduce deposits for acquisitions and increase goodwill by the same amount. The Company recorded these deposits in its initial purchase price allocation, however subsequent to the issuance of its December 31, 2008 consolidated financial statements the Company determined that these deposits were not recoverable at the date of acquisition. Based on the work performed in connection with the March 31, 2009 Form 10-Q filing, management concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, effective March 2009 the Company recorded a $184.0 million non-cash goodwill impairment charge, representing management’s best estimate of the impairment loss. As of March 2009 the purchase price allocation was not considered final as management, along with the Company’s independent valuation advisors, were still reviewing all of the underlying assumptions and calculations used in the allocation.

In October 2009, the Company finalized the assumptions and calculations used in the preliminary purchase price allocation. In the process of finalizing the preliminary allocation management considered further declines in projected sales volumes and cash flow projections, a revised lower outlook for China Water operating results, and pending litigation between the Company and Xu Hong Bin (Note 10), the former President and Chairman of China Water. As a result, management determined that its initial purchase price allocation for certain acquired assets and assumed liabilities, were not recoverable at the date of acquisition. In addition, management, along with the Company’s independent valuation advisors, finalized the valuations of property, plant and equipment intangible assets, and the investment in equitee investee. Accordingly, the Company reduced estimated values for certain acquired assets and assumed liabilities, property plant and equipment and intangible assets, and the investment in equitee investee by, approximately $36.6 million, $25.7 million, and $9.0 million, respectively and increased goodwill. Management then completed the Company’s second step of its goodwill impairment test, which was begun in April 2009, as disclosed in previous Form 10-Q filings. The second step of the goodwill impairment test involves determining the implied fair value of goodwill by allocating the fair value to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill.

Management determined that the implied fair value of goodwill was less than the carrying value of goodwill by approximately $178.5 million, which was recorded as a non-cash goodwill impairment charge in the third quarter of fiscal 2009. As of September 30, 2009, remaining goodwill of our China Water reporting unit is $6.3 million. The goodwill impairment charge was recorded in operating expenses during the third quarter of fiscal 2009.

Note 6 — Investments

On May 6, 2009, the Company purchased approximately 7% of the equity of Underground Solutions, Inc., (UGSI), a water infrastructure and pipeline company located in Poway, California for approximately $6.8 million in cash. Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Accordingly, this investment is accounted for under the cost method.

Note 7 — Deconsolidation

In August 2007, Pilpol (HK) Biological Limited, a Hong Kong company and an indirect wholly-owned subsidiary of China Water (“Pilpol”), entered into a stock purchase agreement with Haoyang Bian, pursuant to which Mr. Bian agreed to sell to Pilpol 67% of the equity interests of ShenYang Aixin Company Limited, a company formed in accordance with the laws of the PRC (“ShenYang Aixin”). In September 2007, Shenyang Yuchinchuan Economic and Trade Limited, a company formed in accordance with the laws of the PRC (“Yuchinchuan”), became the sole equity holder of ShenYang Aixin. Haoyang Bian owns 90% of the equity of Yuchinchuan. In October 2007, ShenYang Aixin was converted into a Sino-foreign equity joint venture company and Pilpol and Yuchinchuan entered into a cooperative joint venture agreement (the “CJV Agreement”). In December 2007, Pilpol, Haoyang Bian and Yuchinchuan entered into an amendment to the stock purchase agreement to, among other things, memorialize the foregoing and to confirm the sale by Yuchinchuan to Pilpol of 67% of the equity interests of ShenYang Aixin.

The CJV Agreement provided Pilpol with the right to 67% of the profits of ShenYang Aixin and with financial and operational control of ShenYang Aixin’s factory, provided that such right to profits and control would expire if, by an agreed date, Pilpol had not directly purchased 67% of ShenYang Aixin. As of September 30, 2009, management made the decision not to directly purchase the interest in ShenYang Aixin and, consequently, Pilpol no longer has financial and operational control of ShenYang Aixin.

As a result, and effective September 30, 2009, the Company has deconsolidated ShenYang Aixin. The deconsolidation was attributable to other than a nonreciprocal transaction and accordingly a loss of $5.3 million was recorded in the three and nine months ended September 30, 2009 which represents the aggregate of the carrying amount of the noncontrolling interest and the carrying amount of ShenYang Aixin’s net assets as of the date of deconsolidation which is included in general and administrative expenses in the income statement. The fair value of the retained non-controlling interest in ShenYang Aixin was determined to be zero as of the date of deconsolidation.

Note 8 — Income taxes

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income for the three and nine months ended September 30, 2009 and 2008 is summarized below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
United States federal income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
State and local income taxes, net of federal benefit	(5.7)	5.7	(5.7)	5.7
Tax exempt interest income	—	—	—	(1.7)
Foreign tax rate difference	0.6	—	0.5	—
Effect of tax holiday	0.2	—	0.1	—
Valuation allowance	5.0	—	3.0	—
Goodwill impairment	34.4	—	37.0	—
Other	0.1	—	(0.6)	—

Effective income tax rate	(0.4)%	40.7%	(0.7)%	39.0%

The Company realized current tax expense as tax refunds actually received were less than the refunds estimated in the prior year.

In July 2006, the FASB issued authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, guidance is provided for the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions.

The Company adopted this guidance upon inception. The Company does not have any unrecognized tax benefits. We do not expect our unrecognized tax benefits to change over the next twelve months. The Company is subject to taxation in the various federal, state and province, county, municipal, and local taxing jurisdictions where it has operations in the United States and China. The Company’s tax returns for 2008 and 2007 are subject to examination by United States federal and state, and PRC tax authorities. Additionally, the Company’s value added tax reports are subject to routine review by PRC tax authorities.

Note 9 — Stock-Based Compensation

Stock Options

In May 2009, the Company’s stockholders approved the Heckmann Corporation 2009 Equity Incentive Plan (the “2009 Plan”), under which 5,000,000 shares of common stock have been authorized for issuance. The 2009 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life.

On August 13, 2009, the Company granted 520,000 common stock options under the terms of the 2009 Plan, at a weighted average exercise price of $3.98 per option. Stock options vest over a three year service period. The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock awards granted in the three and nine months ended September 30, 2009 are as follows:

Three and Nine Months Ended September 30, 2009
Stock Options
Volatility	33.9%
Expected term (years)	4.5
Risk free interest rate	3.49%
Expected dividend yield	0.0%

The weighted average grant date fair value of the stock options granted during the three and nine months ended September 30, 2009 was $2.04 per option. The aggregate intrinsic value of stock options outstanding as of September 30, 2009 was $312,000. There were no stock options exercisable as of September 30, 2009.

The compensation cost that has been included as a charge to general and administrative expense in the statement of operations for stock-based compensation regarding stock options was $47,100 for the three and nine months ended September 30, 2009. As of September 30, 2009 there was approximately $1.0 million of unrecognized compensation costs related to non-vested stock options. The cost is expected to be recognized over a weighted average period of 2.8 years.

Restricted Common Stock

During the nine months ended September 30, 2009, approximately 600,000 shares of time-vesting restricted common stock were granted to employees at a grant date fair value of $4.20 per share, and vested shares were issued net of the number of equivalent shares required to pay the related payroll taxes. For the three and nine months ended September 30, 2009, the Company recorded $109,500 and $1,709,200 of stock-based compensation, related to these shares of restricted common stock resulting in a net increase to equity of approximately $1.3 million net of shares withheld to pay payroll taxes. As of September 30, 2009, there was approximately $496,000 of unrecognized compensation cost related to non-vested shares. The cost is expected to be recognized over a weighted average period of 1.3 years.

Stock and Warrant Repurchase Program

During August 2009, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million common shares of the Company’s common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws. No warrants or common shares were purchased in the three months ended September 30, 2009.

Note 10 — Commitments and Contingencies

Xi’an Shaanxi Commitment

On July 27, 2009, the Company received approval from the Investment Bureau of Hu Xian County for the infusion of approximately $10.0 million of authorized capital for a new facility being constructed near Xi’an, Shaanxi Province. Approximately $7.0 million of the equity infusion has been funded subsequent to the approval. The Company anticipates funding the remaining $3.0 million by December 31, 2009.

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

On October 26, 2009, the Court denied Xu’s motion for partial judgment on his pleadings. Xu asked the Court for an order of specific performance of the mutual release provisions of the Escrow Resolution and Transition Agreement. The Court rejected Xu’s arguments as premature indicating that questions of contract validity and enforceability will remain for later proceedings and trial. The Court also denied Xu’s motion to dismiss the Company’s counterclaim for Xu’s breach of fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. The Company’s countersuit for Xu’s breach of fiduciary duties and the Company’s affirmative defenses to Xu’s claims are going forward. The Court dismissed the Company’s counterclaims for contract breach and conversion.

The outcome of this litigation could have a material effect on the Company’s consolidated financial statements.

Cancellation of Common Shares

Previously, the Company initiated cancellation of 15,527,900 common shares that were issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them in connection with the acquisition of China Water. As part of that initiative, on July 18, 2009, the Company entered into a Settlement and Release Agreement with China Water’s former Chief Executive Officer Chen Xinghua resulting in the cancellation of 3,361,000 shares. In consideration for Mr. Chen’s entering into and fully performing the agreement, on August 31, 2009, pursuant to the terms of the Settlement and Release Agreement, the Company issued 200,000 restricted shares of common stock to Mr. Chen. The shares issued under the settlement agreement are subject to a two-year lock up. The Company is continuing its share cancellation and recovery initiative and may seek to take other actions against the remaining former insiders of China Water.

Note 11 — Subsequent Events

Subsequent events have been evaluated through November 9, 2009, which is the date the financial statements were issued.

Note 12 — Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Segment results are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue by segment:
China Water	$9,618	$—	$25,698	$—
HWR	1,617	—	1,617	—

Total consolidated	$11,235	$—	$27,315	$—

(Loss) income from operations by segment:
China Water	$(207,821)	$—	$(395,575)	$—
HWR	367	—	367	—

Total segment data	(207,454)	—	(395,208)	—
Corporate expenses	(2,619)	(460)	(6,563)	(1,248)

Total consolidated loss from operations	$(210,073)	$(460)	$(401,771)	$(1,248)

	September 30, 2009	December 31, 2008
Total assets by segment:
China Water	$58,906	$431,776
HWR	36,725	—

Total segment data	95,631	431,776
Corporate assets	264,662	331,317

Total consolidated assets	$360,293	$763,093

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), acquired October 30, 2008, and Heckmann Water Resources Corporation (“HWR”) beginning July 1, 2009.

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

Company Overview

We are a holding company that was created to acquire or make investments in attractive businesses. We completed our first investment, the acquisition of China Water, a bottled water company operating in the People’s Republic of China (“China”), on October 30, 2008. We completed our second, the purchase of the limited liability company interests of Charis Partners, LLC, a Texas limited liability company, and substantially all of the assets of Greer Exploration Corporation, a Louisiana corporation, and the Silversword Partnerships, each a Texas limited partnership, pursuant to an asset purchase agreement dated April 22, 2009. The business acquired under this agreement is a multi-modal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations (the “Saltwater Disposal Business”).

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

Operations Overview

China Water produces bottled water products at facilities throughout China. China Water uses two types of production lines, one which produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other which produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). China Water produces a variety of bottled water products including purified water, mineralized water, and oxygenated water.

China Water supplies bottled water products to beverage companies and servicing companies, including Coca-Cola China, Uni-President and Jian Li Bao. China Water also markets its bottled water products in China using the brand names “Absolutely Pure” and “Grand Canyon.” In addition, China Water provides private label bottled products to companies in the service industry, such as hotels and casinos.

HWR’s Saltwater Disposal Business presently includes six disposal wells and approximately 12 miles of interconnecting pipeline currently capable of disposing of approximately 35,000 barrels of saltwater and frac fluid each day. HWR enters into saltwater disposal agreements with oil and gas producers and independent trucking companies that need to dispose of saltwater and frac fluid used in drilling operations. HWR accepts trucking company deliveries of saltwater, condensate, and frac fluid at its filtration terminals, and takes delivery of saltwater and frac fluid directly into its filtration facilities and network of pipeline from the oil and gas wells of area operators. The saltwater and frac fluid is pumped through the pipeline and into disposal wells. HWR is in the process of expanding its operations to include up to six additional disposal wells and several miles of new interconnecting pipeline, which, when completed, will raise HWR’s daily receiving and disposal capacity to approximately 120,000 barrels.

HWR currently has multi-year forward contracts with three principal customers, pursuant to which HWR has agreed to install 40 miles of new pipeline connecting these customers’ oil and gas wells to HRW’s disposal wells. The agreements provide that, upon connection of the new pipeline, the customers will have an obligation to dispose of a minimum firm quantity of saltwater and frac fluid into HWR’s network and, in return, HWR will receive fixed fee payments. In addition, HWR currently has agreements with approximately 10 smaller customers, pursuant to which these customers have the right, but not the obligation, to dispose of saltwater and frac fluid into HWR’s network and are obligated to make payments to HWR based upon the volume of saltwater and frac fluid actually delivered.

As of September 30, 2009, we had operated our China Water subsidiary for eleven months. Based upon our recent operating results, and evaluations performed by our new management team at China Water and our management team at Heckmann Corporation, we believe the following:

•	The global water business remains an excellent long-term business opportunity.

•	China presents a sizable and growing market, and is and will continue to be a key market for us.

•	Through China Water, we have the capacity to produce up to 1.3 billion bottles of water annually in China.

•	Our relationship with Coca-Cola in China is strong, and we are nearing completion of construction of a new facility near Xi’An, Shaanxi Province, to serve Coca-Cola in this market.

•

The business we acquired in China is not currently as strong as we had anticipated. Sales for the first nine months of 2009 were disappointing. We continue to evaluate whether there are other issues that affect current and future operation of the business.

•	In addition, the financial reporting systems we inherited, which we knew were deficient at the time of the acquisition, continue to be a challenge.

•

We are executing on our intended cancellation of approximately 15.5 million shares issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them. To date 3,361,000 shares have been cancelled pursuant to the settlement agreement with Chen Xinghua, China Water’s former Chief Executive Officer, which is more fully described in Part II, Item 5. – Other Information, of this Quarterly Report, and we intend to complete the cancellation process for the remainder by the end of 2009 and early 2010 through additional settlement agreements or litigation.

•

We have evaluated the goodwill recorded on acquisition, and have reduced it from an initial estimate of approximately $315.0 million to $6.3 million (Note 5), reflecting (1) a reduction of approximately $28.0 million relating to the Chen Xinghua settlement agreement mentioned above, (2) an increase of approximately $47.1 million from adjusting certain acquired assets and assumed liabilities to recoverable amounts at the date of acquisition, (3) an increase of approximately $34.7 from finalizing the valuations related to the purchase price allocation and (4) approximately $362.5 million related to non-cash impairment charges. In connection with finalizing the Company’s purchase price allocation related to China Water, the Company corrected the allocation of its purchase price related to certain tangible assets and assumed liabilities by $47.1 million. Pursuant to Staff Accounting Bulletin (SAB) 99, Materiality, (SAB 99), and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of these corrections and determined the corrections were not material, as there was no impact on the Company’s results of operations or cash flow statements for the year ended December 31, 2008, or for the periods reported within the Company’s quarterly Form 10-Q filings for 2009.

As of September 30, 2009, HWR had operated our Salt Water Disposal Business for three months. Based upon our recent operating results, and evaluations performed by our management team, we believe the following:

•

HWR’s existing business including six disposal wells and approximately 12 miles of interconnecting pipeline is operating profitably and has contributed net earnings to our consolidated operating results. Capital expenditures will be invested by HWR in 2009-2010 to acquire, permit, and operate additional disposal wells and install interconnecting pipeline into an integrated closed loop system capable of receiving and disposing up to 120,000 barrels per day.

•	Construction of HWR’s new 40-mile pipeline into the Haynesville Shale Play in East Texas and North West Louisiana is on schedule for completion in three phases in 2009-2010.

•	Phase I of the new pipeline will be operational and generating revenue in early 2010.

•

Capital expenditures of approximately $20.0 million dollars will be invested in 2009-2010 to complete HWR’s new 40-mile Haynesville pipeline and integrated disposal systems to support up to 100,000 barrels of daily disposal capacity.

•	HWR has firm multi-year disposal contracts for approximately 38% of planned capacity for the new Haynesville pipeline and $60 million in revenue for the first seven years of operations.

Our balance sheet remains strong and we continue to actively evaluate potential acquisitions.

The following discussion includes the operating results of China Water since January 1, 2009 and the operating results of HWR as of the acquisition date of July 1, 2009. Prior to our October 30, 2008 acquisition of China Water, we were a blank check company with no operations. Accordingly, the results of operations for the three and nine months ended September 30, 2009 do not provide a meaningful comparison with the same period in 2008.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Three Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Revenue	$11,235	$—
Cost of goods sold	8,988	—

Gross profit	2,247	—
Operating expenses:
Selling and marketing expenses	791	—
General and administrative expenses	26,753	460
Goodwill impairment	178,553	—
Fixed asset impairment	6,223

Total operating expenses	212,320	460

Loss from operations	210,073	460
Interest income, net	863	2,569
Income from equity method investment	(124)	—
Other, net	(688)	—

(Loss) income before income taxes	(210,022)	2,109
Income tax expense	(476)	(859)

Net (loss) income	$(210,498)	$1,250

Net Sales

Our net sales for the three months ended September 30, 2009 were $11.2 million, which represents $9.7 million of sales of bottled water and $1.6 million of revenues from water disposal.

Cost of Goods Sold

The cost of goods sold for the three months ended September 30, 2009 was $9.0 million, resulting in total gross profit of $2.2 million or 20.0% of net sales. Gross profit of $1.8 million, or 18.2%, was attributable to China Water’s bottled water sales and a gross profit of $0.5 million, or 30.7% was attributable to HWR’s water disposal revenues. Gross margin at China Water was negatively impacted by inventory write-offs and an inventory reserve of approximately $0.8 million.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 totaled $212.3 million, compared to $0.5 million for the three months ended September 30, 2008. The Company has completed its goodwill impairment analysis of the goodwill of our China Water subsidiary. Accordingly, the Company recorded a $178.5 million non-cash goodwill impairment charge in the three months ended September 30, 2009. Also included in operating expense is a $6.2 million charge for impairment of property, plant and equipment.

General and administrative expenses for the three months ended September 30, 2009 were $26.8 million and includes approximately $0.2 million of stock-based compensation and amortization expense of approximately $0.2 million. Also included in general and administrative expense are approximately $5.3 million of expenses relating to the deconsolidation of ShenYang Aixin a $4.5 million expense for reimbursements made to Xu Hong Bin that were previously capitalized, a $7.2 million expense to write off bad debts, a $3.9 million expense to write off other assets, and provisions for liabilities of $1.3 million.

In addition, during the first quarter of 2009, we adopted the FASB’s revised authoritative guidance for business combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting treatment in that the acquisition related expenses were included as part of the purchase price of the acquired company. We incurred approximately $0.2 million in acquisition related costs in connection with our acquisition of the Saltwater Disposal Business in the three months ended September 30, 2009, with no comparable expense during the same periods in 2008.

Loss from Operations

We had operating losses of $210.1 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, as a result of the items mentioned above.

Interest Income, net

During the three months ended September 30, 2009, we recorded interest income of approximately $0.9 million compared to approximately $2.6 million for the three months ended September 30, 2008. The decrease was due to lower interest rates for invested funds and lower investment balances in the three months ended September 30, 2009 when compared to the same 2008 period.

Loss from Equity Method Investment

During the three months ended September 30, 2009, we recorded approximately $0.1 million of equity loss from our 48% equity method investment in China Bottles.

Other income (expense), net

We recorded other expense of approximately $0.7 million for the three months ended September 30, 2009 primarily related to a $0.5 million restructuring reserve to exit the Beijing factory.

Income Taxes

The income tax expense for the three months ended September 30, 2009 was $0.5 million compared with $0.9 million for the three months ended September 30, 2008.

Net (Loss) Income

Our net loss for the three months ended September 30, 2009 was $210.5 million compared to net income of $1.3 million for the three months ended September 30, 2008. The change relates primarily to $178.5 million non-cash goodwill impairment charge and the other items mentioned above.

Results of Operations for the Nine months Ended September 30, 2009 Compared to the Nine months Ended September 30, 2008

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Nine months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Revenue	$27,315	$—
Cost of goods sold	20,415	—

Gross profit	6,900	—
Operating expenses:
Selling and marketing expenses	2,218	—
General and administrative expenses	37,677	1,248
Goodwill impairment	362,553	—
Fixed asset impairment	6,223

Total operating expenses	408,671	1,248

Loss from operations	(401,771)	(1,248)
Interest income, net	3,048	9,416
Income from equity method investment	211	—
Other, net	407	—

(Loss) income before income taxes	(398,919)	8,168
Income tax expense	(896)	(3,224)

Net (loss) income	$(399,815)	$4,944

Net Sales

Our net sales for the nine months ended September 30, 2009 were $27.3 million, which represents $25.7 million of sales of bottled water made by the Company’s China Water subsidiary and $1.6 million of revenues from water disposal.

Cost of Goods Sold

The cost of goods sold for the nine months ended September 30, 2009 was $20.4 million, resulting in total gross profit of $6.9 million, or 25.3% of sales. Gross profit of $6.4 million, or 24.9%, was attributable to China Water’s bottled water sales and a gross profit of $0.5 million, or 30.7%, was attributable to HWR’s water disposal revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 totaled $408.7 million, compared to $1.2 million for the nine months ended September 30, 2008. The operating expenses for the nine months ended September 30, 2009 included a $362.5 million goodwill impairment charge based upon finalizing our goodwill impairment analysis as of September 30, 2009. Also included in operating expense is a $6.2 million charge for impairment of property, plant and equipment.

General and administrative expense for the nine months ended September 30, 2009 were $37.7 million which included approximately $1.8 million of stock based compensation and amortization expense of approximately $2.3 million. Also included in general and administrative expense are approximately $5.3 million of expenses regarding the deconsolidation of ShenYang Aixin, a $4.5 million expense for reimbursements made to Xu Hong Bin that were previously capitalized, a $9.0 million expense to write off bad debts, a 3.9 million expense to write off other assets, and provisions for liabilities of $1.3 million.

Loss from Operations

We had operating losses of $401.8 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively, as a result of the items mentioned above.

Interest Income, net

During the nine months ended September 30, 2009, we recorded interest income of approximately $3.0 million compared to approximately $9.4 million for the nine months ended September 30, 2008. The decrease was due to lower interest rates for invested funds and lower investment balances in the nine months ended September 30, 2009 when compared to the same period in 2008.

Income from Equity Method Investment

During the nine months ended September 30, 2009, we recorded approximately $0.2 million of equity income from our 48% equity method investment in China Bottles.

Other income (expense), net

We recorded other expense of approximately $0.4 million for the nine months ended September 30, 2009 primarily related to a $0.5 million restructuring reserve to exit the Beijing factory.

Income Taxes

The income tax expense for the nine months ended September 30, 2009 was $0.9 million compared with $3.2 million for the nine months ended September 30, 2008.

Net (Loss) Income

Our net loss for the nine months ended September 30, 2009 was $399.8 million compared to net income of $4.9 million for the nine months ended September 30, 2008. The change relates primarily to the $362.5 million non-cash goodwill impairment loss and other items mentioned above.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our principal sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity. As of September 30, 2009, we had cash and cash equivalents of approximately $153.0 million, and approximately $112.5 million of short and long-term investments, for an aggregate of approximately $265.5 million in invested cash, cash equivalents and marketable securities.

On July 1, 2009, we purchased the Saltwater Disposal Business. The purchase price was $35.7 million which includes $16.6 million paid in cash at closing, $2.1 million in cash payable in quarterly installments, cash holdbacks of $0.9 million, $6.1 million in company common stock (1,576,577 shares) and up to $10.0 million in total contingent consideration payable in Company common stock in 2011 and 2012 upon achievement of certain performance targets in 2010 and 2011.

In addition, we have budgeted capital expenditures of approximately $20.0 million for the remainder of 2009 for new equipment, plant expansion, pipeline construction, and similar projects.

We believe that our cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions it may undertake for the foreseeable future.

China Bottles Investment

We own 48% of the outstanding equity of China Bottles, a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At September 30, 2009, our investment in China Bottles totaled $4.3 million, and the market value of our shares of China Bottles common stock (based on the closing market price on the Over-the-Counter Bulletin Board) was $2.9 million. For the three and nine months ended September 30, 2009, we recorded equity (loss) income of $(0.1) million and $0.2 million, respectively, in equity income based on the interim financial reports of China Bottles management. China Bottles has a significant insider ownership, the observable market price of its stock has been volatile, and there is no liquidity in the stock.

Cash Flows for Nine months Ended September 30, 2009

Net cash used in operating activities was $8.8 million for the nine months ended September 30, 2009. Cash used by operating activities was primarily driven by working capital changes, which were principally increases in accounts receivable of $7.8 million and inventories of $2.9 million offset by $6.3 million of increases to accounts payable and accrued expenses.

Net cash used in investing activities was $102.1 million for the nine months ended September 30, 2009. Of this amount, $138.6 million was invested in high grade corporate notes, $75.7 million was received from the sale of securities, $12.7 million was used to purchase machinery and equipment, $6.8 million was used to purchase approximately 7% of Underground Solutions, Inc., $1.2 million (net of cash acquired of $0.2) was used to purchase 67% of Harbin Taoda (Note 2) and $16.6 million was used to consummate the Saltwater Disposal Business acquisition.

Net cash used in financing activities was $17.7 million for the nine months ended September 30, 2009. Of this amount, $4.4 million was used by management under the discretionary program to buy back 6,166,696 previously issued warrants and $14.0 million was used to purchase 13,032,100 shares from Xu Hong Bin.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

Commitments

Xi’an Shaanxi Commitment

On July 27, 2009, the Company received approval from the Investment Bureau of Hu Xian County for the infusion of approximately $10.0 million of authorized capital for the new facility being constructed near Xi’an, Shaanxi Province. Approximately $7.0 million of the equity infusion was funded subsequent to the approval. The Company anticipates funding the remaining $3.0 million by December 31, 2009.

Discussion of Results on an Operating Basis

Our financial information prepared in accordance with United States generally accepted accounting principles (“GAAP”) includes the operating results of China Water for all periods after the acquisition date of October 30, 2008 and the operating results of HWR since July 1, 2009, the date the Saltwater Disposal Business was acquired, and therefore, are not necessarily comparable to the prior periods presented. To supplement our consolidated financial statements presented in accordance with GAAP, the Company uses certain measures defined as non-GAAP by the SEC. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. We use non-GAAP financial measures to gain an understanding of our Company’s comparative operating performance when comparing such results with previous periods. Non-GAAP financial measures are also used by the Company’s management in their financial and operational decision-making, because management believes they reflect the Company’s ongoing business in a manner that allows meaningful period-to-period comparisons. The Company’s management believes that these non-GAAP financial measures provide useful information to investors to understand and evaluate the Company’s current operating performance in the same manner as management does, and to compare in a consistent manner the Company’s current financial results with the past financial results. We further believe these non-GAAP financial measures provide useful and meaningful supplemental information to both management and investors regarding the Company’s performance by excluding certain items that are not expected to result in future cash payments or that may not be indicative of the Company’s core operating results and business outlook. These non-GAAP financial measures should be evaluated considering, among other things, the non-cash goodwill impairment charges recorded by the Company.

In the nine month period ended September 30, 2008, the GAAP loss from operations includes certain non-cash expenses related to the release of performance based shares from an escrow established in 2007 relating to a private placement of China Water, merger related expenses, and non-cash increases to the allowances for bad debts, deposits and other receivables. In order to provide a more meaningful comparison of operating performance with prior periods, we have removed those items from the 2008 operating basis results set forth below. Furthermore, in 2008, the loss from operations for Heckmann Corporation, without the results of China Water or HWR, consisted largely of formation costs and other expenses incurred in seeking and evaluating potential business combinations. We have disregarded these expenses. China Water and HWR incurred their own operating expenses for these periods, and the inclusion of Heckmann Corporation’s expenses prior to the date of acquisition would make it difficult to compare operating results period to period. In addition, we have removed, acquisition related costs paid by the Company that were incurred by China Water, amortization of a beneficial conversion feature, and interest expense on 5% convertible notes to make the income before income tax results more comparable period over period. With the information set forth below, we believe management and stockholders are better able to determine whether or not revenues, gross profit, income from operations or income before income taxes of the acquired business have improved in 2009 compared to 2008. The information set forth below is intended to assist the reader in comparing the performance of the China Water and HWR businesses we acquired, for the periods before and after the acquisitions. However, they do not indicate what actual consolidated results would have been had we acquired China Water and HWR on January 1, 2008 in accordance with GAAP.

The following operating basis results should not be viewed in isolation or as a substitution for GAAP results.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 (Non-GAAP, Unaudited Operating Results)

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Three Months Ended September 30,
	2009	2008
		Heckmann Corporation Form 10-Q	China Water		China Water Adjustments	Heckmann Water Resources	Adjusted Combined Heckmann Corporation, China Water and Heckmann Water Resources
	(unaudited)	(unaudited)	(pro forma / unaudited)		(pro forma / unaudited)	(pro forma / unaudited)	(pro forma / unaudited)
Revenue	$11,235	$—	$19,278		$	$1,500	$20,778
Cost of goods sold	8,988	—	12,596			1,020	13,616

Gross profit	2,247	—	6,682			480	7,162
Operating expenses:
Selling and marketing expenses	791	—	400		—	140	540
General and administrative expenses	26,753	460	22,160	a	(13,991)	—	8,629
Goodwill impairment	178,553	—	—		—	—	—
Impairment of fixed assets	6,223	—	—		—	—	—

Total operating expenses	212,320	460	22,560		(13,991)	140	9,169

(Loss) income from operations	(210,073)	(460)	(15,878)		13,991	340	(2,007)
Interest income (expense)	863	2,569	(5,093)	b	3,697	—	1,173
(loss) income from equity method investment	(124)	—	726		—	—	726
Other, net	(688)	—	111		—	—	111

(Loss) income before income taxes	(210,022)	2,109	(20,134)		17,688	340	3
Income tax expense	(476)	(859)	(543)		—	—	(1,402)

Net (loss) income	$(210,498)	$1,250	$(20,677)		$17,688	$340	$(1,399)

(a)	This adjustment was made to remove approximately $14.0 million of stock-based compensation pursuant to a make good agreement entered into in connection with an equity financing transaction consummated by China Water in 2007.
(b)	This adjustment was made to remove approximately $3.7 million of beneficial conversion feature on 5% convertible notes that would not have been incurred had our acquisition of China Water taken place at the beginning of the periods presented.

Revenue

Revenue for the three months ended September 30, 2009 was $11.2 million, which reflects a decrease of $9.5 million, or 45.9%, compared to the same period in 2008. The three months ended September 30, 2009 was strongly influenced by a number of factors which include unfavorable economic conditions and competitive pressures, as well as integration difficulties we have faced with the former management of China Water.

Gross Profit

Gross profit for the three months ended September 30, 2009 decreased by $4.9 million, or 68.6%, compared to the same period in 2008. Gross profit as a percentage of net sales decreased to 20.0% in the three months ended September 30, 2009 from 34.5% in the three months ended September 30, 2008, primarily due to the sales mix, competitive pressures and $0.8 million of inventory write-offs and inventory reserves recorded in the three months ended September 30, 2009.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 totaled $212.3 million, compared to $9.2 million for the three months ended September 30, 2008. In the period ended September 30, 2009, the Company completed its goodwill impairment analysis and determined the implied fair value of the goodwill of our China Water subsidiary. Accordingly, the Company recorded a $178.5 million non-cash goodwill impairment charge in the three months ended September 30, 2009. Also included in operating expense is a $6.2 million charge for impairment of property, plant and equipments.

General and administrative expenses for the three months ended September 30, 2009 were $26.8 million and includes approximately $0.2 million of stock-based compensation and amortization expense of approximately $0.2 million. Also included in general and administrative expense are approximately $5.3 million of expenses regarding the deconsolidation of ShenYang Aixin. In the three months ended September 30, 2009, the Company recorded a $4.5 million expense for reimbursements made to Xu Hong Bin that were previously capitalized, a 7.0 million expense to write off bad debts, a $3.9 million expense to write off other assets, and provisions for liabilities of $1.3 million.

In addition, during the first quarter of 2009, we adopted the FASB’s revised authoritative guidance for business combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting treatment in that the acquisition related expenses were included as part of the purchase price of the acquired company. We incurred approximately $0.2 million in acquisition related costs in connection with our acquisition of the Saltwater Disposal Business in the three months ended September 30, 2009, with no comparable expense during the same periods in 2008.

Interest Income

Interest income for the three months ended September 30, 2009 was approximately $0.3 million lower than the same period in 2008 due to lower interest rates for invested funds and lower investment balances in 2009.

Loss from Equity Method Investment

Equity loss in the three months ended September 30, 2009 was approximately $0.8 million lower than in the three months ended September 30, 2008 due to the impact of unfavorable economic conditions affecting our equity investee in the 2009 period.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008 (Non-GAAP, Unaudited Operating Results)

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Nine Months Ended September 30,
	2009	2008
		Heckmann Corporation Form 10-Q	China Water		China Water Adjustments	Heckmann Water Resources	Adjusted Combined Heckmann Corporation, China Water and Heckmann Water Resources
	(unaudited)	(unaudited)	(pro forma / unaudited)		(pro forma / unaudited)	(pro forma / unaudited)	(pro forma / unaudited)
Revenue	$27,315	$—	$50,389			$1,500	$51,889
Cost of goods sold	20,415	—	31,899			1,020	32,919

Gross profit	6,900	—	18,490			480	18,970
Operating expenses:
Selling and marketing expenses	2,218	—	804			140	944
General and administrative expenses	37,677	1,248	54,137	a	(41,976)	—	13,409
Goodwill impairment	362,553	—	—			—	—
Impairment of fixed assets	6,223	—	—		—	—	—

Total operating expenses	408,671	1,248	54,941		(41,976)	140	14,353

(Loss) income from operations	(401,771)	(1,248)	(36,451)		41,976	340	4,617
Interest income (expense)	3,048	9,416	(13,809)	b	10,046	—	5,653
Income from equity method investment	211	—	4,424			—	4,424
Other, net	(407)	—	343			—	343

(Loss) income before income taxes	(398,919)	8,168	(45,493)		52,022	340	15,037
Income tax expense	(896)	(3,224)	(2,853)		—	—	(6,077)

Net (loss) income	$(399,815)	$4,944	$(48,346)		$52,022	$340	$8,960

(a)	This adjustment was made to remove approximately $42.0 million of stock-based compensation pursuant to a make good agreement entered into in connection with an equity financing transaction consummated by China Water in 2007.
(b)	This adjustment was made to remove approximately $10.0 million of beneficial conversion feature on 5% convertible notes that would not have been incurred had our acquisition of China Water taken place at the beginning of the periods presented.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008 (Non-GAAP, Unaudited Operating Results)

Revenue

Revenue for the nine months ended September 30, 2009 was $27.3 million, which reflects a decrease of $24.6 million, or 47.4%, compared to the same period in 2008. The nine months ended September 30, 2009 was strongly influenced by a number of factors which include unfavorable economic conditions and competitive pressures, as well as integration difficulties we have faced with the former management of China Water.

Gross Profit

Gross profit for the nine months ended September 30, 2009 decreased by $12.1 million, or 63.6%, compared to the same period in 2008. Gross profit as a percentage of net sales decreased to 25.3% in the nine months ended September 30, 2009 from 36.6% in the nine months ended September 30, 2008, primarily due to the sales mix, competitive pressures, and $0.8 million of inventory write-offs and inventory reserves recorded in the nine months ended September 30, 2009.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 totaled $408.7 million, compared to $14.4 million for the nine months ended September 30, 2008. The operating expenses for the nine months ended September 30, 2009 included a $362.5 million goodwill impairment charge based upon finalizing our goodwill impairment analysis as of September 30, 2009. Also included in operating expense is a $6.2 million charge for impairment of fixed assets.

General and administrative expense for the nine months ended September 30, 2009 were $37.7 million which included approximately $1.8 million of stock based compensation and amortization expense of approximately $2.3 million. Also included in general and administrative expense are approximately $5.3 million of expenses regarding the deconsolidation of ShenYang Aixin. In the nine months ended September 30, 2009, the Company recorded a $4.5 million expense for reimbursements made to Xu Hong Bin that were previously capitalized, a $9.0 million expense to write off bad debts, a $3.9 million expense to write off other assets, and provisions for liabilities of $1.3 million.

Interest Income

Interest income for the nine months ended September 30, 2009 was approximately $2.6 million lower than the same period in 2008 due to lower interest rates for invested funds and lower investment balances in 2009.

Income from Equity Method Investment

Equity income in the nine months ended September 30, 2009 was approximately $4.2 million lower than in the nine months ended September 30, 2008 due to the impact of unfavorable economic conditions affecting our equity investee in the 2009 period.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update “ASU”) 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Business Combinations

(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The Company has accounted for its 2009 business acquisitions in accordance with this standard.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51)

SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within our consolidated balance sheets and statements of operations for the prior period to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments

(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165)

SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement effective June 1, 2009.

Accounting for Transfers of Financial Assets

(To be included in ASC 860 “Transfers and Servicing”, SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”)

SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

Critical Accounting Policies

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of September 30, 2009, the allowance for doubtful accounts was approximately $0.6 million.

Goodwill and Other Intangible Assets, net - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company will perform its impairment annually during the third quarter of the fiscal year.

The Company’s amortizable intangible assets include registered trademarks, customer relationships and distribution networks and customer contracts acquired in the acquisitions of China Water and HWR. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

Revenue Recognition - Revenues are recognized when finished products are delivered to customers and all of the following have occurred: (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

Income taxes - The Company is subject to taxation in China, the United States, California, Texas and Louisiana taxing jurisdictions. The Company’s tax returns for 2007 and 2008 are subject to examination by the those tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of September 30, 2009, the Company had no interest or penalties accrued for uncertain tax positions. In addition, the Company’s value added tax (“VAT”) reports are subject to examination by the Chinese VAT authorities.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from September 30, 2009, the fair value of our portfolio would decline approximately $1.1 million.

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

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses of China Water discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Management’s Report on Internal Control over Financial Reporting.” Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2009 because of the identification of material weaknesses in China Water’s internal control over financial reporting that have not yet been fully remediated and which continue to exist at September 30, 2009.

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

The acquisition of China Water will require the development of more robust disclosure controls and procedures, which we are currently continuing to develop. In addition, management will continue to monitor, evaluate and test both the design effectiveness and the operating effectiveness of China Water’s internal controls over financial reporting, with the goal of eliminating such material weaknesses by the end of 2009.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Management is currently in the process of completing its first round of internal control testing on China Water’s internal controls over financial reporting and remediating any material weaknesses resulting from the results of those internal control tests.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 1, 2009, Xu Hong Bin, the former President and Chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery making various claims against the Company and our directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of our intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that our intended cancellation of his 5.3 million shares is a breach of the general release in the Escrow Resolution and Transition Agreement which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008.

On June 8, 2009, the Delaware Court denied Xu’s request for expedited scheduling but indicated that pending resolution of the Xu litigation we may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, we filed a vigorous answer and countersuit expanding our claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu, and cash misappropriated by Xu. Our affirmative defenses and our countersuit contend that the general release in the Escrow Resolution and Transition Agreement is infected with fraud and therefore voidable.

In response to our affirmative defenses and countersuit, Xu tried to circumvent the emerging evidence with a technical motion for partial judgment. It failed. On October 26, 2009, the Court denied Xu’s motion. Xu also asked the Court for an order of specific performance of the general release provisions of the Escrow Resolution and Transition Agreement. That also failed. The Court rejected Xu’s arguments as premature. The Court ruled that evidentiary questions of fraud and the voidabilty of contract will remain for later proceedings and trial.

The Court also denied Xu’s motion to dismiss our counterclaims for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. Although our fraud defenses and countersuit for breach of fiduciary duties remains, the Court has trimmed the pleadings by dismissing our counterclaims for contract breach and conversion.

Our evidence of Xu’s wrongdoing raises serious issues for trial. Our countersuit for Xu’s breach of fiduciary duties and our affirmative defenses to his claims are going forward. In light of the pending litigation, disputed shares will continue to be included in our outstanding shares until the litigation is finally resolved.

Separately, we are subject to claims and litigation in the ordinary course of business, the outcome of which is not material and cannot be predicted with certainty.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 16, 2009, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, which we filed with the SEC on May 8, 2009 and August 10, 2009, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors are set forth below.

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

We have operated our recently acquired Saltwater Disposal Business for just 90 days, and we may not achieve all the benefits anticipated.

On July 1, 2009, we purchased the Saltwater Disposal Business. The purchase price is $36.1 million, which includes $10.0 million in contingent consideration. The purchase could subject us to a number of risks and uncertainties, including, but not limited to, geopolitical events affecting the expansion plans of our customers, domestic political issues affecting the energy industry generally such as energy and tax legislation unfavorable to our customers that directly influences their capital expenditure and exploration plans, fluctuations in commodity prices that impact our customers’ expansion plans, near term integration and management challenges typical to acquisitions, and unforeseen delays in our pipeline construction agenda. We have operated the Saltwater Disposal Business for just 90 days and continue to evaluate and determine the risks to which it is subject and therefore we can offer no assurance that we will achieve all the benefits anticipated.

Our new pipeline construction and expansion plans could be delayed.

We are constructing a new pipeline and we are expanding our existing disposal capacity in order to accommodate much greater volumes of disposed water. Construction of our new pipeline in the Haynesville Play is approximately 65% complete. Final completion of the remaining 35% and ultimate operation could be delayed or otherwise impacted by inclement weather, land use and right of way acquisitions, equipment breakdowns, delays common to complex construction and engineering projects such as timely deliveries of raw materials, pipe, and measurement devices, installation interruptions, and pre-operation testing and troubleshooting of interdependent systems. Although we believe we have allocated all the necessary resources to insure timely completion, any unforeseen delays in either the pipeline construction or expansion of receiving capacity could delay or negatively impact the realization of our business plans and have a material impact on our anticipated new pipeline revenues.

Our initial anticipated revenue from new pipeline operations is currently from three principal customers.

We have pre-sold approximately 38% of our new pipeline capacity to three principal customers under multi-year contracts with guaranteed minimum volumes and guaranteed minimum prices that reflect early adoption rates. These customers (Exco Production Company, El Paso E&P Company, and Encana Oil & Gas USA Inc.) are large well capitalized listed companies that we anticipate doing business with for the full term of these contracts. Even so, any unforeseen reduction or interruption concerning the operations of these initial principal customers that results in reduced water volume deliveries to us or their refusal to make the minimum contractually agreed payments could have a material impact on our initial anticipated pipeline revenues. Separately, we intend to sell the remaining 62% of the pipeline capacity to a larger group of customers under similar volume guarantees and higher prices. If we do not sell the remaining capacity as soon as it is available, or if we sell it at rates different than anticipated, there could be a material impact on our anticipated new pipeline revenues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our acquisition of the Saltwater Disposal Business, on July 1, 2009, we issued 1,576,577 shares of common stock to the various sellers.

On August 31, 2009, we issued 200,000 restricted shares of common stock to Chen Xinghua, China Water’s former Chief Executive Officer, in consideration for Mr. Chen’s entering into and fully performing a Settlement and Release Agreement.

Both of these issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Purchases of Equity Securities

Period	Issuer Purchases of Equity Securities
	Average Price Paid per Warrant		Total Number of Warrants Purchased	Total Number of Warrants Purchased as Part of Publicly Announced Plan	Maximum Number of Warrants that May Yet Be Purchased Under the Plan
July 1, 2009 to July 31, 2009	$	n/a	none	none	*
August 1, 2009 to August 31, 2009	$	n/a	none	none	*
September 1, 2009 to September 30, 2009	$	n/a	none	none	*

*	The Company’s Board approved a warrant buy-back plan through December 31, 2009, the volume of which is in the Board’s discretion. Through September 30, 2009, the Company had purchased a total 6,166,696 warrants at an average price per warrant of $0.71.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 4, 2009, we initiated cancellation of 15,527,900 common shares that were issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them in connection with the acquisition of China Water. As indicated above, our recovery of shares from Xu is subject to pending litigation.

On July 18, 2009, we entered into a Settlement and Release Agreement with China Water’s former President and Chief Executive Officer Chen Xinghua resulting in the cancellation of 3,361,000 shares. In consideration for Mr. Chen’s entering into and fully performing the agreement, we have issued 200,000 restricted shares of common stock to Mr. Chen. In addition, if Mr. Chen’s negotiating assistance leads to resolution of other China Water merger and operations issues we may, on or before December 31, 2009, issue an additional 100,000 shares of common stock to Mr. Chen. All shares issuable under the settlement agreement are subject to a two-year lock up.

We are continuing our share cancellation and recovery plan and we may seek to take other actions against the remaining former insiders of China Water.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit Number	Description

2.8	Asset Purchase Agreement, dated as of June 12, 2009, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Charis Partners, LLC, David Melton, Chris Cooper, Craig Zips, Mike Davis, Kevin Greer, Greer Exploration Corporation, James Greer, Silversword, L.P., Silversword II, L.P., Silversword III, L.P., Silversword IV, L.P., Silversword V, L.P., Silversword VII, L.P., and Jon Hileman (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed June 12, 2009)

2.9	Amendment No. 1 to Asset Purchase Agreement, dated as of June 30, 2009, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Charis Partners, LLC, David Melton, Chris Cooper, Craig Zips, Mike Davis, Kevin Greer, Greer Exploration Corporation, James Greer, Silversword, L.P., Silversword II, L.P., Silversword III, L.P., Silversword IV, L.P., Silversword V, L.P., Silversword VII, L.P., and Jon Hileman (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed June 30, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

10.37	Settlement and Release Agreement, dated July 18, 2009, by and among Heckmann Corporation and Chen Xinghua (incorporated herein by reference to Heckmann Corporation’s Quarterly Report on Form 10-Q filed August 10, 2009).

10.38*†	Agreement for Firm Disposal of Saltwater between Charis Partners LLC and Exco Production Company, L.P., dated September 3, 2008.

10.39*†	Agreement for Firm Disposal of Saltwater between Charis Partners, LLC and El Paso E&P Company, L.P., dated July 8, 2008.

10.40*†	Agreement for Firm Disposal of Saltwater between Heckmann Water Resources Corporation and Encana Oil & Gas (USA) Inc., dated September 21, 2009.

10.41*	Form of Salt Water Disposal Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)