Form 10-Q/A
period 2009-09-30
Heckmann CORP
filed 2010-01-06
CIK 1403853

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of Heckmann Corporation, for the quarterly period ended September 30, 2009, that we originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2009 (the “Original Filing”). We are filing the Amendment in response to a comment from the SEC for the purpose of adding exhibits A, B and C to Exhibit 10.38 of the Original Filing. Replacement Exhibit 10.38, which includes exhibits A, B and C thereto, is filed herewith.

This Amendment does not attempt to modify or update any other disclosures set forth in the Original Filing, speaks as of the date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.38†	Agreement for Firm Disposal of Saltwater between Charis Partners LLC and Exco Production Company, L.P., dated September 3, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2010

/S/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/S/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)