Form 10-K
period 2009-12-31
Heckmann CORP
filed 2010-03-11
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $377,503,624 based on the closing sale price on such date as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 10, 2010 was 108,750,650.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 7, 2010 are incorporated by reference into Part III, Items 10-13 of this Annual Report on Form 10-K.

HECKMANN CORPORATION

Certain Terms

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries and operating entities.

Forward-Looking Statements

This Annual Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, continuing fallout from the recent crisis in worldwide financial markets, international, national and local economic conditions, organic growth plans, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of this Annual Report, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

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

Periodic Reporting and Financial Information

Our units, common stock and warrants are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and each are listed and trade on the New York Stock Exchange (“NYSE”) under the symbols HEK.U, HEK, and HEK.WS, respectively. We have compliance and reporting obligations, including the requirement that we file annual and quarterly reports with the Securities and Exchange Commission (“SEC”), and comply with the NYSE’s listing policies and procedures. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accounting firm.

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

Heckmann Corporation (NYSE: HEK) is a holding company that was created to buy operating businesses, and our focus is on buying and building companies in the water sector. We have two operating segments, which, as of the date of this report, we refer to as domestic and international. Our domestic segment presently includes our water disposal, treatment, and pipeline transport facilities in Texas and Louisiana operated by our wholly-owned subsidiary Heckmann Water Resources Corporation (“HWR”); our joint venture with Energy Transfer Partners, L.P., to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, operated through our wholly-owned subsidiary HEK Water Solutions, LLC (“HWS”); and our minority interest investment in water infrastructure solutions and pipeline supplier Underground Solutions, Inc. (OTC: UGSI) (“UGSI’). Our international segment presently includes our bottled water business operated by our wholly-owned subsidiary China Water and Drinks, Inc., (“China Water”) and our minority investment in China Bottles, Inc., a bottling equipment manufacturer. As of December 31, 2009, we had approximately $250 million in invested cash and cash equivalents on our balance sheet. In 2010, we plan to continue building the businesses in our domestic and international segments, and we will also make additional acquisitions as we find attractive long-term opportunities for our stockholders.

Headquartered in Palm Desert, California, the Company was incorporated in Delaware on May 29, 2007. We began our corporate existence as a blank check development stage company. On November 16, 2007, we completed an initial public offering (“IPO”) of 54,116,800 units (each consisting of one share of common stock and one warrant exercisable for an additional share of common stock), including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $421 million. On the same date, we also completed a private placement of warrants to our founders at an aggregate purchase price of $7 million, or $1.00 per warrant.

On October 30, 2008, we completed our acquisition of China Water, subsequently consolidated its subsidiaries and affiliate entities, and now operate its eight bottled water facilities in the People’s Republic of China (“China”) with Coca-Cola and its subcontractors located in China, which we collectively refer to as “Coca-Cola China,” as our largest customer.

On July 1, 2009, we purchased all of the assets of Greer Exploration Corporation and the Silversword Partnerships, and all the membership interests of Charis Partners, LLC. The assets of these entities were consolidated into HWR together with the capital and operating resources necessary to build a pipeline and network of disposal wells and terminal facilities. HWR now operates a multi-modal water disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of complex water flows including flowback water, frac fluids, and produced brine waters generated in their oil and gas operations. On January 30, 2010, we completed our 50-mile water transport pipeline. At full capacity, it is designed to treat and dispose up to 100,000 barrels of water per day and is supported by a network of deep injection disposal wells.

On February 9, 2010, we announced a joint venture with Energy Transfer Partners, L.P. (NYSE: ETP). The joint venture is a 50/50 partnership and will operate under the name Energy Transfer Water Solutions, JV, LLC, a joint venture of Heckmann Corporation and Energy Transfer. It will develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana.

Our Corporate Structure

As of the date of this report, our organizational structure, excluding subsidiaries of China Water and HWR, is as follows:

We have two operating segments, which as of the date of this report, we refer to as domestic and international. Financial information regarding each segment and the geographic areas in which we do business is available in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Domestic Segment

Our domestic segment presently includes the businesses of our subsidiaries HWR and HWS, and our strategic minority investment in UGSI.

Through HWR, we own and operate a network of water disposal, treatment, and pipeline transport facilities in Texas and Louisiana, including our recently completed 50-mile pipeline. HWR serves oil and natural gas exploration and production companies seeking to dispose of complex water flows including flowback water, frac fluids, and produced brine waters generated in their oil and gas operations. HWR does this in two ways. First, we directly connect customers from their field operations to our pipeline. Second, we provide terminal facilities where producers and independent truckers can deliver water to us for processing. All water is then treated and subsequently disposed of into our network of disposal wells.

Through HWS and our recently announced joint venture with Energy Transfer, L.P., we intend to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. Our 50% interest in the joint venture is managed through HWS. The joint venture is designed to accomplish this by laying water transport pipelines alongside natural gas pipelines which may transport water in both directions—complex or fluid laden water from oil and natural gas drilling fields to treatment and disposal facilities, and fresh and/or remediated water to oil and natural gas drilling fields. Where applicable, our joint venture projects may also extend water transport and treatment services to mining companies and coal and electric utilities.

Our investment in UGSI is a strategic complement to HWR and HWS. Both are a potential customer of UGSI’s patented flexible fusion pipeline products and their fusion processes, technologies, and field know-how, which we believe are emerging as a leading product line for long-life pipeline installations.

The Convergence of Water and Energy, Market Opportunities & Competition

In North America, through HWR and HWS we are entering the water infrastructure and the oil and natural gas service sectors. Both are very large industry sectors comprised of competitors with longer industry tenure and greater resources than us. Our strategy is to participate in the newly emerging subsector that is experiencing a convergence of water and energy expertise and technologies that will provide the commercial solutions rapidly being demanded by oil and gas producers, mining companies, and utilities. Specifically, through HWR and HWS we are building products and service solutions for dealing with expanding complex water flows anticipated by increased exploration in unconventional shale gas fields. These large discoveries, known as Shale Plays (e.g. Marcellus Shale, Haynesville Shale, Barnett Shale, Eagle Ford Shale, Fayetteville Shale) refer to previously inaccessible or non-economical depth formations in the earth’s crust now being exploited by advances in drilling technology that utilize high water pressure methods (or hydraulic fracturing) combined with proppant fluids (sand grains or microscopic beads) to crack open and exploit new perforation depths and fissures to extract large quantities of natural gas, oil, and other hydrocarbon condensates. Complex water flows represent the largest waste stream from these methods of hydrocarbon exploration and production. The energy industry creates daily water production volumes 2.5 times greater than oil volumes, making it vital to deal effectively and efficiently with produced water volumes at the surface. The market for produced water management and handling is estimated at $9.8 billion dollars over the next five years, and the market for produced water treatment systems is estimated at $4.3 billion dollars over the same period, according to “The Produced Water Gamechanger Report 2010-2014,” an industry report of OTM Consulting and energy business analysts, Douglas-Westwood, as cited in a March 2010 article of Water Online Newsletter Magazine.

Our International Segment

Our international segment presently includes the business of our subsidiary China Water and its operating entities, and our minority investment in China Bottles, a bottling equipment manufacturer.

Through China Water, we produce bottled water products at facilities in the cities of X’ian (Shaanxi Province), Guangzhou (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province), Changsha (Hunan Province), and Harbin (Heilongjiang Province).

Our production plants have two types of production lines: one type produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). We produce a variety of bottled water products including natural mineral water, spring water, purified water, flavored water and oxygenated water.

We market our bottled water products in China using the brand names “Darcunk” (which translates to “Absolutely Pure”) and “Grand Canyon.” We also supply bottled water products to beverage companies and servicing companies, which we refer to as OEM customers, including Coca-Cola China, as well as Uni-President and Jian Li Bao. In addition, we provide private label bottled water products to companies in the service industry, such as hotels and casinos.

In 2009, we produced approximately 405 million Small Bottles and 3 million Carboy Bottles of bottled water products. We currently market and sell our bottled water products in multiple regions of China, including Beijing, Guangdong Province, Guangxi Province, Shandong Province, Heilongjiang Province, Jilin Province, Shanxi Province, Shaanxi Province, Gansu Province, Liaoning Province, Anhui Province, Sichuan Province, Hebei Province, Hunan Province and Macau.

The Bottled Water Industry in China

In China, consumption of bottled water has overtaken consumption of carbonated sweet drinks and China is one of the largest potential national markets for bottled water sales.

Although China is fast growing and represents one of the largest potential national markets for bottled water, consumption per person is still among the lowest in the world. According to Beverage Marketing Corporation, a consulting and market research firm, China’s bottled water consumption per capita represents less than one-half of the global per capita average, and only 11% of the per capita average of the top 20 national markets by volume.

In China, the competitive landscape is shaped by two layers of companies: branding companies and production companies. The first layer consists of those companies that have marketing, distribution and branding capabilities. The second layer consists of those companies that actually produce bottled water. Although some branding companies also build plants themselves, we believe they still need production companies to address their production gaps and fill in the locations where their facilities do not cover. Because the China market is so large, we believe that no single branding company can cover all locations with their own plants.

In 2010, we believe that our water business in China will be influenced by the following factors:

•

Growth and evolution of China’s bottled water industry.    The bottled water industry in China is in a process of continuous growth, consolidation, and development. With the growth in demand and addition of new industry participants offering new and varied bottled water products, the Chinese bottled water industry is poised for continued growth and consolidation.

•

Health consciousness of Chinese individuals.    We believe that Chinese citizens are becoming increasingly health conscious. Given concerns with the quality and hygiene standards of available drinking water in China, we believe that consumers will increasingly purchase and consume bottled drinking water, teas, and juices that have been purified and treated to afford consumers greater health benefits.

•

Growing middle class in China.    According to research by McKinsey Global Institute, a market research firm, by 2011, the middle class in China will number more than 350 million people, representing more than 50% of the urban population. This group is likely to possess increased spending power and a desire and ability to consume products, including bottled water, teas, and juices.

•

Demand for greater product mix offerings.    Consumers are demanding specialty bottled water, tea, and juice products, such as flavored waters and nutrient-enriched water products. We believe that bottled water producers that have the resources to offer to consumers a variety of specialty water products will prosper.

Our Competitive Strengths in the Chinese Bottled Water Business

We believe that the following key competitive strengths enable us to compete effectively in China:

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

•

Top Tier Production Capability and Quality Control.    As a long-term supplier to Coca-Cola China and other well known beverage companies, we are required to comply with their production requirements and rigid quality control standards. We have implemented these high standards in all of our manufacturing facilities. Our plants are audited by independent assessors for compliance with our customers’ procedures, quality control requirements and hygiene standards.

•

Production Cost Advantages.    The majority of our production processes are standardized and fully automated. We believe increased automation will increase production yields and efficiency as well as reduce labor costs and minimize the impact of any labor shortages.

•

Established Distribution Network.    We sell our bottled water products through an extensive distribution network of local and regional distributors, which help us establish a presence in each regional market we serve. We have maintained a stable long-term relationship with the majority of our distributors.

Our International and Domestic Customers

For the year ended December 31, 2009, our total sales to our top five customers and distributors among both international and domestic segments is shown in the table below:

Top Five Customers/Distributors	Year Ended December 31, 2009
Coca Cola China (OEM/Private Label)	57%
Bai Chuan (distributor)	6%
Tang Xia (distributor)	2%
El Paso	2%
Shi Pai (distributor)	2%

Percentage of total sales to top five customers/distributors	69%

In the year ended December 31, 2009, approximately 63% of sales in China and 57% of our total sales were made to Coca-Cola China. Coca-Cola China resells our bottled water products. We believe that our relationship with Coca-Cola China provides consistent sales and credibility for us in our target markets. However, not all arrangements with Coca-Cola China impose minimum purchase commitments upon Coca-Cola China, nor are they all exclusive. If Coca-Cola China discontinues or reduces purchases and we are unable to generate replacement sales from new and existing customers, our revenue and net income would decline considerably. Also, because the margins on our sales to Coca-Cola China are generally lower than on our sales to other customers and through distributors, if sales to Coca-Cola China increase as a percentage of overall sales, then our margins would decline.

Our International Segment’s Sales Network of Distributors

In China, we market and sell our bottled water products to distributors that sell our bottled water products to end users under our own brands, and OEM and private label customers, which include major global drink and beverage companies such as Coca-Cola China, Uni-President and Jian Li Bao, which usually sell our bottled water products under their brand or brands. For the year ended December 31, approximately 21% of our revenue was derived from sales of our bottled water products to consumers directly under our own brands, and 79% of our revenue was derived from sales of our bottled water products to OEM and private label customers such as Coca-Cola China, which represented the largest customer for our OEM and private label sales.

Raw Materials and Principal Suppliers

The main raw materials for our international segment’s products are water, which is obtained from local municipal water systems and streams, lakes and wells, and PET (polyethylene terephthalate) bottling materials, such as PET plastic materials and containers, caps, oil byproducts and packaging materials. PET bottling materials account for a significant percentage of our product costs and are subject to a high degree of price volatility caused by the supply and demand, as well the price of oil. Our domestic segment does not have any material raw materials needs.

For the year ended December 31, 2009, our top five suppliers of raw materials are shown in the table below:

Top Five Suppliers	Raw Material Supplied	Year Ended December 31, 2009
Zhuhai Fuhongmao	PET plastic material	26%
Foshan Expanding Industry Trade	PET plastic material	22%
Shunde Yong Hui Plastic Products Co. Ltd.	PET plastic material	13%
Liao Yang Chemical	PET plastic material	7%
Zhongfu	PET plastic material	5%

Percentage of total purchases from top five suppliers		73%

Competition

The bottled water industry in China is highly fragmented, consisting of several large Chinese and international competitors and a number of smaller local and regional manufacturers. We primarily compete with Chinese bottled water producers, including Hangzhou Wahaha Group, Nongfu Spring Company Ltd., and Guandong Robust Corp. In addition to local Chinese producers, we compete with global beverage companies and brands including Nestle S.A., the leading company in the global bottled water market, as well as Coca-Cola, C’est Bon, Danone, Tingyi Master Kong, and Uni-President. Many of these competitors have substantially greater resources in China than we have and pose significant competition to us. Nevertheless, we believe that we can compete effectively in our markets given the fragmentation of the market, the heavily regional aspect of bottled water in China, our strong brand recognition and established distributorships and customer relationships, and our strong balance sheet, which may allow us to seize on appropriately valued acquisition and new facilities manufacturing opportunities without accessing credit markets. We also believe that we can effectively compete based on price, quality and hygiene standards.

The water treatment and produced water handling industries, even if nascent in respect of competing for customers in the expanding oil and gas shale fields, are serviced by many large international and domestic competitors including GE Water, Siemens, Veolia, Schlumberger, Baker-Hughes, BJ Services, Key Energy Services, and Basic Energy Services. We believe we can compete effectively in the emerging subsector of water handling and closed loop treatment, recycling, and reuse as a result of our strong balance sheet, water industry experience, water transport pipeline experience, and industry alliances.

Seasonality and Commodity Fluctuations

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

Our domestic water handling sales are subject to seasonality factors and the fluctuation of commodity futures. Extreme weather has historically reduced our total handling volumes because a portion of the water we receive is delivered via overland trucking, although we expect that, going forward, extreme weather will have less of an impact on our sales as we accept a greater portion of our total water deliveries directly into pipelines connected to the operational sites of customers. We are negatively leveraged to fluctuating natural gas prices in the sense that our customers could alter drilling and capital expense plans if long term futures turned down substantially. We are favorably leveraged to oil and diesel prices in the sense that our pipeline displaces water transport by trucks when diesel prices rise and fuel surcharges influence our customers to consider pipeline transport.

Government Regulation

Our China operations are heavily regulated. Like other bottled water manufacturers within China, we are subject to compliance with China’s food hygiene, tax, licensing, and environmental laws and regulations. Our domestic operations are subject to environmental laws and regulations.

Food and Hygiene Regulatory System of China.    The Food Hygiene Law sets out the hygiene standards for the production of bottled water, water additives, water packaging and containers, and the prescribed contents of water packaging labels. It also stipulates hygiene requirements in respect of premises, facilities and equipment for the production, transport and sale of bottled water.

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

Regulation of Production in China.    China’s Administration of Production Licenses for Industrial Products requires us to maintain a production license for manufacturing bottled water products. Spot tests and product inspection, as well as periodic supervisory inspections are conducted. To date, we have passed spot tests and product inspections, but have yet to be selected for any supervisory inspections.

Environmental Protection Laws and Regulations.    The environmental protection laws of the United States and China establish a basic legal framework for environmental protection. The environmental protection laws of the individual states where we operate pipelines and disposal wells also represent a regulatory framework requiring compliance. In Texas, we are also subject to rules and regulations promulgated by the Texas Railroad Commission and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality.

Government authorities can impose various types of penalties on persons or enterprises who are in violation of environmental and water quality laws depending on the circumstances and extent of pollution or surface and subsurface impact. Penalties can include issuing a warning notice, imposing fines, setting a time limit for rectification, suspending production, ordering, reinstallation and operation of environmental protection facilities that have been dismantled or left unused, imposing administrative sanctions against management in charge, or ordering the termination and closure of enterprises or institutions conducting such operations.

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and China. We have completed the required environmental assessments and, where applicable, our environmental assessment reports have been approved by the local environmental administration or authority. Also, we have installed the necessary environmental protection equipment, adopted advanced environmental protection technologies, established responsibility systems for environmental protection, and reported to and registered with the relevant local environmental protection departments.

Employees

As of December 31, 2009, we had 1,074 full-time employees, of which 358 were executive, managerial, sales, general administrative and accounting staff, and 716 were manufacturing and field workers. We also hire temporary manufacturing workers in China to supplement our manufacturing capabilities during periods of high demand. None of our employees are under collective bargaining agreements. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this Annual Report. We are subject to a number of risks. The market price of our common stock and warrants could decline due to any of the risks discussed below, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this Annual Report, including our financial statements and accompanying notes. We face risks common to newly acquired or newly built operations in the United States. Separately, because we operate in China, we are subject to legal and regulatory environments that differ in many respects from those of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below.

Risks Related to Our Company

We are involved in litigation with Xu Hong Bin, China Water’s former president and chairman, related to our intended cancellation of approximately 5.3 million shares of our common stock held by Xu, the outcome of which cannot be predicted with certainty.

As more fully described in Part I, Item 3—Legal Proceedings, of this Annual Report, Xu Hong Bin has filed a lawsuit against us claiming that our intended cancellation of his shares is a breach of an escrow resolution and transition agreement that we entered into with him. We filed a vigorous countersuit expanding our claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu in connection with our acquisition of China Water and cash misappropriated by Xu. Although we believe that we will prevail in our countersuit, no assurance can be given that the outcome of the litigation will be in our favor or, in the event that it is, that a court will award us the full amount of damages that we are seeking. Also, we may determine that it is in the best interests of the Company to settle our claims against Xu for less than the amount of damages we are seeking in our countersuit. The resolution of this litigation could have a material effect on our financial condition.

A business strategy of making acquisitions subjects us to all of the risks inherent in identifying, acquiring and operating newly acquired businesses.

We face all the risks associated with such a strategy, including, but not limited to:

•	the potential disruption of our existing businesses, including the diversion of management attention and the redeployment of resources;

•	entering new markets or industries in which we have limited prior experience;

•

failure to identify in due diligence key issues specific to the businesses we seek to acquire or the industries or other environments in which they operate, or, failure to protect against contingent liabilities arising from those issues;

•	difficulties in integrating, aligning and coordinating organizations which will likely be geographically separated and may involve diverse business operations and corporate cultures;

•	difficulties in integrating and retaining key management, sales, research and development, production and other personnel;

•	difficulties in incorporating the acquired business into our organization;

•	the potential loss of customers, distributors or suppliers;

•	difficulties in integrating or expanding information technology systems and other business processes to accommodate the acquired businesses;

•	risks associated with integrating financial reporting and internal control systems;

•	the potential for future impairments of goodwill if the acquired business does not perform as expected;

•	the inability to obtain necessary government approvals for the acquisition, if any; and

•	successfully operating the acquired business.

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

Future charges due to possible impairments of acquired assets may have a material adverse effect on our financial condition and results of operations.

A portion of our assets is comprised of goodwill and other intangible assets, which may be subject to future impairment that would result in financial statement write-offs. Goodwill and other intangible assets represent approximately 10% of our total assets at December 31, 2009. If there is a material change in our business operations or prospects, the value of the intangible assets we have acquired or may acquire in the future could decrease significantly. On an ongoing basis and at least annually, we will evaluate, partially based on discounted expected future cash flows, whether the carrying value of such intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition, results of operations and stock price.

Fallout from the global financial crisis could have a negative impact on our results of operations.

Overall consumption was reduced following the global financial and credit crisis, and we expect continued cautious spending in 2010 relating to consumer consumption of bottled water products in China, and consumer and industrial consumption of natural gas in the United States. Our international operations could be impacted in 2010 as a result of cautious spending or if Chinese consumer consumption is flat or lower than estimated. Our domestic operations could be impacted if consumer and industrial consumption of natural gas is reduced to the point of causing our energy customers to reduce drilling and exploration expenditures and thereby reduce their demand for our water handling services. Separately, the global financial and credit crisis has negatively impacted returns on our cash and investments, and we expect this to continue through 2010.

We do not believe that the estimates provided to us by China Water in connection with our acquisition will be achieved in 2010.

During our due diligence investigation of China Water in connection with its acquisition by us, we were presented with estimated levels of pro forma annualized revenue and net income that China Water could achieve by the end of 2008 and forward. This forward-looking information pre-dated the worldwide crisis in financial and credit markets and was based on our review of internal financial projections prepared by China Water, general due diligence, and anticipated benefits from plant expansions and acquisitions. Also, after taking over, we discovered financial irregularities, misdirected funds, receivables overstatements, deposit overstatements, and operating and accounting deficiencies that caused us to take substantial impairment charges to goodwill, write downs of purported acquisition deposits, receivables reserve adjustments, and write offs of receivables. We expect that our revenues and net income for 2010 will be lower than we originally forecast. The consequences of this determination could include a decline in our stock price.

We are subject to litigation risks, which may be costly to defend and the outcome of which is uncertain.

All industries, including those businesses in our domestic and international segments, are subject to legal claims. As a public company we are particularly susceptible to securities and derivative lawsuits. These claims may be costly to defend and divert the attention of our management and our resources in general. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

Our ability to succeed will largely depend upon the efforts of our directors and officers, and in particular our chief executive officer, Mr. Richard J. Heckmann. The loss of Mr. Heckmann could affect our ability to operate.

Our ability to succeed is largely dependent upon the efforts of our officers and directors, especially Mr. Heckmann, our Chairman and Chief Executive Officer. Even though we believe that our success depends on the continued services of Mr. Heckmann, we have not entered into an employment agreement with Mr. Heckmann, nor obtained “key man” life insurance. Accordingly, we cannot be sure that Mr. Heckmann will remain with the company for the immediate or foreseeable future. In addition, though Mr. Heckmann has expressed a commitment of his full time to our success, he is not required to commit any specified amount of time to the company’s affairs and, as a result, he may have conflicts of interest in allocating management time among various business activities, including identifying more potential business acquisitions and monitoring the related due diligence and closing process. The loss of the services of Mr. Heckmann or any other of our other executive officers and directors could have a material adverse effect on our ability to successfully achieve our business objectives.

There are material weaknesses in our internal control over financial reporting that could cause investors to lose confidence in our reported financial information and thereby cause a decline in our stock price.

We inherited, and have undertaken to fix and remediate certain previously reported and currently reported weaknesses in China Water’s internal controls over financial reporting. See “Item 9A. Controls and Procedures.”

We continue efforts toward remediation of China Water’s control deficiencies. However, if we are unable to address these or other material weaknesses in our internal control over financial reporting, this might result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting deadlines, and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The results of China Water during the 10 month pre-acquisition period ended October 30, 2008 have not been audited.

We have included in this report pro forma operating results of China Water for the ten months ended October 31, 2008, which is based in part on unaudited information of China Water for the year ended December 31, 2008. Changes could be required to this information if it were to be audited, and there can be no assurance those changes will not be material. Further, China Water’s actual operating results may differ, and those differences may be material, from the pro forma operating results.

Changes to the fair market or carrying value of our investments in China Bottles, Inc. and UGSI could affect the value of our investment and any potential recordable income from the investments, which could result in a substantial write down.

We own 48% of the outstanding equity of China Bottles, Inc. (“China Bottles”), a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At December 31, 2009, our investment in China Bottles totaled $4.0 million, and our ability to estimate the market value of our shares of

China Bottles common stock is limited to management’s estimate only since China Bottles is no longer providing data to the Over-the-Counter Bulletin Board or similar system for observable market value.

We own 7% of UGSI, a supplier of water infrastructure pipeline products. In 2009, through two separate purchases, we acquired shares of their common and convertible preferred stock for a total investment of $7.2 million dollars. At December 31, 2009, the market value of our shares was approximately $12.4 million (based on the closing market price on the Over-the-Counter Bulletin Board).

China Bottles has a significant insider ownership, the observable market price of UGSI’s stock has been volatile, and there is no liquidity in either stock. Changes to the fair market or carrying value of our investment in China Bottles or UGSI could affect the value of our investments and any potential recordable income from the investments, which could result in a substantial write down.

Risks Related to our Domestic Segment’s Business Operations

We have operated our recently acquired water disposal and pipeline business for just two quarters, and we may not achieve all the benefits anticipated.

On July 1, 2009, we purchased the assets underlying the business of HWR. The purchase could subject us to a number of risks and uncertainties, including, but not limited to, geopolitical events affecting the expansion plans of our customers, domestic political issues affecting the energy industry generally such as energy and tax legislation unfavorable to our customers that directly influences their capital expenditure and exploration plans, fluctuations in commodity prices that impact our customers’ expansion plans, near term integration and management challenges typical to acquisitions, and unforeseen interruptions in our newly operational pipeline. We have operated HWR’s business for just two quarters and continue to evaluate and determine the risks to which it is subject and therefore we can offer no assurance that we will achieve all the benefits anticipated.

Our new pipeline operations and expansion plans could be delayed.

We recently constructed a new pipeline and we are expanding our existing disposal capacity in order to accommodate much greater volumes of disposed water. Construction of our new pipeline in the Haynesville Play was substantially completed on January 30, 2010. Successful consistent operation could be impacted by inclement weather, land use and right of way disputes, equipment breakdowns, delays common to start up of complex construction and engineering equipment and systems, pipe, and measurement devices, installation interruptions, and operational safety, testing and troubleshooting of interdependent systems. Although we believe we have allocated all the necessary resources to insure consistent operation, any unforeseen interruptions could delay or negatively impact the realization of our business plans and have a material impact on our anticipated new pipeline revenues.

Our initial anticipated revenue from new pipeline operations is currently from three principal customers.

HWR has pre-sold approximately 46% of our new pipeline capacity to three principal customers under multi-year contracts with guaranteed minimum volumes and guaranteed minimum prices that reflect early adoption rates. These customers (Exco Production Company, El Paso E&P Company, and Encana Oil & Gas USA Inc.) are large, well capitalized public companies that we anticipate doing business with for the full term of these contracts. Even so, any unforeseen reduction or interruption concerning the operations of these initial principal customers that results in reduced water volume deliveries to us, or their refusal to make the minimum contractually agreed payments, could have a material impact on our initial anticipated pipeline revenues. Separately, we intend to sell the remaining 54% of the pipeline capacity over time to a larger group of customers under a combination of short and long term volume guarantees and at differing prices. If we do not sell the remaining capacity as soon as it is available, or if we sell it at rates different than anticipated, there could be a material impact on our anticipated new pipeline revenues.

A portion of our domestic business will be operated through a joint venture in which our rights to control business decisions are limited.

A portion of our domestic business going forward will be generated through Energy Transfer Water Solutions JV, LLC, our joint venture with Energy Transfer Partners, L.P. (“ETP”) in which we hold a 50% ownership interest. We have less control over business decisions affecting this joint venture than we have in our wholly-owned businesses. In particular, we generally cannot act on major business initiatives for Energy Transfer Water Solutions JV, LLC without the consent of ETP. As a result, for this joint venture to operate efficiently, we and ETP must be in agreement on strategic, operational, funding and other matters. There is a significant risk that, as a result of differing views and priorities, there will be occasions when we do not agree on various matters related to the operation of the joint venture which could result in delays or changes in operations that could materially harm our prospects or even lead to dissolution of the joint venture.

Our joint venture has not commenced operations.

On February 9, 2010, we announced a joint venture with ETP to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas and Louisiana. The joint venture is designed to accomplish this by laying water transport pipelines alongside natural gas pipelines which may transport water in both directions—complex or fluid laden water from oil and natural gas drilling fields to treatment and disposal facilities, and fresh and/or remediated water to oil and natural gas drilling fields. Where applicable, our joint venture projects may also extend water transport and treatment services to mining companies and coal and electric utilities.

Our joint venture has not commenced operations and does not have any agreements with any customers. The process of identifying a new potential customer, negotiating and entering into a services agreement, and constructing related pipelines and treatment and disposal facilities will require a significant investment of time and capital. If we are unable to complete this process efficiently, we may not achieve our goals for our joint venture and the price of our stock could decline.

Any interruption in our services due to pipeline breakdowns or necessary maintenance could impair our financial performance and negatively affect our brand.

Our current and future water transport pipelines are susceptible to breakdown and require ongoing maintenance. We may experience difficulties in maintaining the operation of our pipelines, thereby causing downtime and delays. Any interruption in our services due to pipeline breakdowns or necessary maintenance could reduce sales revenues and earnings. If there are interruptions, even if only temporary, our business and reputation could be severely harmed.

Our domestic segment’s operations may fluctuate due to seasonality and commodity fluctuations.

Our domestic water handling sales are subject to seasonality factors and the fluctuation of commodity futures. Extreme weather has historically reduced our total handling volumes because a portion of the water we receive is delivered via overland trucking. Also, we are negatively leveraged to fluctuating natural gas prices in the sense that our customers could alter drilling and capital expense plans if long term futures turned down substantially.

Changes to the existing environmental laws and regulations governing the transport and disposal of produced water may cause us to incur additional costs that could have an adverse impact on our financial position, and we may not be able to comply with such laws and regulations.

Our domestic segment operations are subject to federal and state environmental laws and regulations. If we fail to comply with these laws and regulations, we could face substantial fines, suspension of operations and loss of necessary permits. There can be no assurance that we will be able to comply with such laws and regulations. There also can be no assurance that there will not be changes to existing laws or regulations, compliance with which may cause us to incur significant additional costs that we cannot pass on to customers through higher prices.

Risks Related to Our International Segment’s Business Operations

We face risks associated with recent acquisitions by China Water and if we fail to successfully integrate these acquired businesses our operating results will be negatively affected.

Within the past three years, our China Water subsidiary acquired outright control or a controlling interest in several businesses through acquisition. The ongoing process of integrating these businesses is distracting, time consuming, expensive, and requires continuous optimization and allocation of resources. Geographic distance between business operations, the compatibility of the technologies and operations being integrated, and combining disparate corporate cultures also present significant challenges. The acquired businesses also have different standards, controls, contracts, procedures, and policies, making it difficult to implement and harmonize company-wide financial, accounting, billing, information, and other systems. Continuing the successful integration of the recently acquired companies will require us to integrate and retain key management and other personnel, incorporate the acquired products or capabilities into our product offerings from an engineering, sales and marketing perspective, coordinate research and development efforts, integrate and support pre-existing supplier, distribution and customer relationships, and combine or centralize back office accounting, order processing, purchasing, and support functions. China Water’s focus on integrating operations may also distract attention from China Water’s day-to-day business and may disrupt key research and development, marketing, or sales efforts. If China Water cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Part of our strategy for China Water involves the development of new products and if we fail to timely develop new products or incorrectly gauge the potential market for new products, our financial results may suffer.

We are developing new bottled water products, such as flavored water, juices, teas, oxygenated water and nutrient-enriched bottled water products that could become new sources of revenue for us in the future and help us to diversify our revenue base. Part of our future development efforts will be focused on expanding our product offerings. If we fail to timely develop new products or if we miscalculate market demand for new products in development, we may not be able to grow our sales revenue sufficiently to outpace our product development expenses.

The revenues of our China business are highly concentrated in a single customer, Coca-Cola China, and we would be harmed if Coca-Cola China reduces its orders.

In the year ended December 31, 2009, approximately 63% of sales in China and 57% of our total sales were made to Coca-Cola China. Coca-Cola China resells our bottled water products. We believe that our relationship with Coca-Cola China provides consistent sales and credibility for us in our target markets. However, the arrangements with Coca-Cola China do not impose minimum purchase commitments upon Coca-Cola China, and they are not exclusive. If Coca-Cola China discontinues or reduces purchases and we are unable to generate replacement sales from new and existing customers, our revenue and net income would decline considerably. Also, because the margins on our sales to Coca-Cola China are generally lower than on our sales to other customers and through distributors, if sales to Coca-Cola China increase as a percentage of overall sales, then our margins would decline.

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

We produce bottled water products at eight facilities in China. Our manufacturing operations are complicated and integrated, involving the coordination of sourcing of water and other raw materials from third parties, internal production processes, and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We may encounter interruptions in our manufacturing processes due to events beyond our control, such as fires, explosions, labor disturbances or violent weather conditions. Any interruptions in production could reduce sales revenue and earnings. If there are interruptions at any of our production facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely harmed. Any significant delays in deliveries to our distributors or customers could also lead to increased returns or cancellations and cause us to lose future sales.

Limitations on or the unavailability of natural resources or energy resources needed to operate our business in China would impair our profitability.

In order to produce our bottled water products in China, we need a readily available supply of water and electricity. We depend mainly on municipal water supplies to provide the water used in our products and on regulated electric companies to provide us with the electricity needed for our production facilities. In the year ended December 31, 2009 approximately 66% of our water was sourced from municipal water supplies and the remaining 34% was sourced from ground water. It is possible that municipal governments could put usage limits on these water resources in situations when water reserves for their cities are low or curtail electricity usage when the demand for energy resources is high relative to supply. Our business operations, income, and profits would be highly impaired if such limits are imposed.

Increases in raw material prices that we are unable to pass on to our customers would reduce profit margins.

The principal raw materials used in our production, including water, bottled water containers, caps and packaging materials, are subject to a high degree of price volatility caused by external conditions. In particular, the PET we use to manufacture our bottles is petroleum based, and therefore subject to significant price fluctuations. In the year ended December 31, 2009 PET accounted for approximately 52% of our cost of goods sold. Oil prices have fluctuated at record velocity in recent years and the prices we pay for oil products and other raw materials may escalate in the future. Price changes to our raw materials may result in unexpected increases in production, packaging, and distribution costs, and we may be unable to increase the prices of our products to offset these increased costs. If so, we would suffer a reduction in our profit margins.

Any difficulties or delays in delivery or poor handling by distributors and third party transport operators may affect our sales and damage our reputation.

In China, we sell our own brands of bottled water through distributors. In the year ended December 31, 2009, our three largest distributors accounted for approximately 10% of total sales. The delivery of our products by distributors to retailers could be delayed or interrupted in the case of unforeseen events and disruptions that occur for various reasons beyond our control, including poor handling by distributors or third party transport operators, transportation bottlenecks, natural disasters, and labor strikes. Poor handling by distributors and third-party transport operators could also result in damage to our products. If our products are not delivered to retailers on time, or are delivered damaged, we could lose business and our reputation could be harmed.

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

We conduct operations and generate a portion of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

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

We conduct business through China Water’s operating subsidiaries in China. China Water’s operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. China’s legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new Chinese laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since China’s legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us and our stockholders. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Past or future violations of complicated Chinese regulations governing merger and acquisition activity involving domestic Chinese companies could materially adversely affect our business.

Our past and any future acquisitions of Chinese operating companies are subject to complicated Chinese regulations governing merger and acquisition activity. On August 8, 2006, six Chinese regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the Chinese parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, business combination transactions in China became significantly more complicated, time consuming and expensive.

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

There is no private ownership of land in China and all land ownership is held by the government of China, its agencies, and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required land transfer fee. China Water holds land use rights for some of its occupied properties and leases property from third parties that it believes have proper land use rights, but no assurance can be given that these land use rights will be renewed or that China Water’s lessors will maintain their land use rights. If China Water or any of its lessors lose their land use right certificates, China Water may lose production facilities that would be difficult or impossible to replace. Should it have to relocate, China Water’s workforce may be unable or unwilling to work in the new location and its operations will be disrupted during the relocation. The relocation or loss of facilities could cause China Water to lose sales and/or increase its costs of production, which would negatively impact our financial results.

Any failure to fully comply with China’s labor laws could cause potential liability.

Companies operating in China must comply with a variety of labor laws. Certain of these labor laws require Chinese companies to have an executed labor contract with employees and make certain pension, housing, and other welfare-oriented payments. For a period of time in 2007, most of China Water’s operating subsidiaries failed to have in place effective labor contracts with each of their employees and failed to make related payments in violation of applicable Chinese labor laws. In 2008, China Water took corrective actions by entering into the required labor contracts and made the payments as required under China’s labor laws. Although China Water believes these actions are sufficient to ensure that it is currently in compliance with applicable Chinese labor laws and are the appropriate remediative measures, no assurance can be given that China’s governmental authorities will concur with such a view and will not impose additional penalties.

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

Substantially all of our international segment sales revenue and expenses is denominated in RMB. Under Chinese law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, China Water’s China based operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to the Company, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant Chinese government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our international segment future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

We have approximately 70.8 million shares subject to outstanding warrants, the exercise of which will dilute the investment of our existing stockholders. We may also issue shares in future acquisitions that would also be dilutive.

Our stock price could be affected because a substantial number of shares of our common stock will be available for sale in the future.

As of March 10, 2010, we had 108,750,650 shares of our common stock outstanding, all of which have been listed for trading according to the rules of the New York Stock Exchange. We had outstanding, as of March 10, 2010, 68.1 million public warrants and 2.7 million private warrants to acquire an additional approximately 70.8 million shares of our common stock. The public warrants are exerciseable at a strike price of $6.00 through November 9, 2011 and we are required to reserve sufficient common stock to support actual exercise. If a significant number of our warrants are exercised for shares of our common stock, our stock price could decline due to the increase in our number of common shares outstanding.

Our stock price may be volatile, which could result in substantial losses for investors in our securities.

The stock markets in general and the markets for stock of companies with significant operations in China in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

The market price of our common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

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

The trading price of our common stock since our IPO has ranged from a high of $10.44 on the New York Stock Exchange on September 3, 2008 to a low of $3.38 on July 10, 2009. The last reported price of our common stock on the New York Stock Exchange on March 10, 2010 was $6.19 per share.

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

We lease our executive offices in Palm Desert, California, and additional office space in Hong Kong and Tyler, Texas. We have extra capacity in Hong Kong and are currently subleasing excess space to a third party. We also lease warehouses and production facilities in China. We own one office space in Joaquin, Texas and one land use right in China. The following table summarizes our current land use right, owned property and leases:

Address	Leased/Owned	Expires
No. 2 Zhu Ji Road, Ji Shan Village, Zhu Ji Street, Dong Pu, Tian He District, Guangzhou, Guangdong Province, China	Leased	2012

449 Kao Shan Village, Economic and Technology Development District, Changchun, Jilin Province, China	Leased	2011

Dong Jiu Road South, Shang Ye County, Feixian, Shandong Province, China	Land Use Right	2023

District 9, Ke Yuan Xi Shi Road, Nanning, Guangxi Province, China	Leased	2011

Zhuan Qiao Xi, Bei Er Cun Road, Sha He Zen, Chang Ping District, Beijing, China	Leased	2012

No. 1848 Yuan Da San Road, Huang Hua Zhen, Changsha, China	Leased	2012

1/F, Block A, Dong Feng Industrial Park, Zhu Cun Dong Huan Road, Guangzhou, Guangdong Province, China	Leased	2010

Ju Ji Warehouse, Tu Bei Industrial Park, Zhu Cun Dong Huan Road, Guangzhou, Guangdong Province, China	Leased	2010

Changchun Taoda, #204 of Block one, #205 of Block 15, Caizheng Small Town, Jingkai District, Changchun, Jilin Province, China	Leased	2010

#314, No. 10, Yongan Garden, Liwan Road, Guangzhou, Guangdong Province, China	Leased	2010

No. 1 Building, 1/F of No. 2 Buiding, Dormitory Building, Huazhou Road 82, Haizhu District, Guangzhou, Guangdong Province, China	Leased	2011

Harbin Taoda, No. 9 Tielu Street, Lalin Town, Wu Chang City, Heilongjiang, Harbin, China	Leased	2011

China Water Investment Management, 2/F., Block 2, No. 2005, Hong Mei Road, Shanghai, China	Leased	2014

China Water Investment Management, No. 7 West Axis, West Warehouse Building, Puning Road, Tangwan Village, Minxing District, Shanghai, China	Leased	2011

China Water Investment Management, Unit 405, 4/F., SenBen Plaza, 567 Tianyaoqiao Road, Xuhui District, Shanghai, China	Leased	2010

China Water Investment Management, Unit 7B06, No. 1915 North Jing, Sichuan, Shanghai, China	Leased	2011

Olympic Forward Trading, Units 3, 5 and 6, 12A/F., One Peking, No. 1 Peking Road, Tsimshatsui, Kowloon, Hong Kong	Leased	2011

210 South Broadway, Tyler, Texas	Leased	2010

202 CR 37, Joaquin, Texas	Owned	N/A

75080 Frank Sinatra Drive, Palm Desert, California	Leased	2010

There is no private ownership of land in China and all land ownership is held by the government of China, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 70 years, and are typically renewable. Land use rights can be transferred upon approval of the land administrative authorities of China (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificates for the facilities in the table above for which it is indicated that we possess a land use right, and we believe that the lessors of our leased properties in China have similarly obtained appropriate land use right certificates. Once the land use rights expire, the properties will be acquired by the Chinese government under China’s laws.

For the year ended December 31, 2009, the total cost associated with our properties, land use rights, and leased properties was approximately $1,442,000.

Item 3.	Legal Proceedings

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the Company and our directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of our intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that our intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that we entered into with him, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but indicated that pending resolution of the Xu litigation we may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, we filed a vigorous answer and countersuit expanding our claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu, and cash misappropriated by Xu. Our affirmative defenses and our countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

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

In a companion action also filed in the Delaware Court of Chancery, Xu is seeking an order for legal fee expense reimbursement as a former director for now having to defend against our countersuit. On December 29, 2009, the Court ruled that reasonable conditions set by our Board of Directors must be met before Xu is entitled to any expense reimbursement, including the condition that Xu provide an irrevocable $900,000 letter of credit in favor of the Company should Xu ultimately not be entitled to reimbursement. As of March 10, 2010, Xu had not posted the letter of credit and the Company has not advanced any monies for legal fee expense reimbursement.

Separately, we are subject to claims and litigation in the ordinary course of business, the outcome of which is not material and cannot be predicted with certainty.

Item 4.	Reserved.

HECKMANN CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, which consist of one share of our common stock and one warrant to purchase a share of our common stock, trade on the New York Stock Exchange under the symbol “HEK.U.” Our common stock trades separately on the New York Stock Exchange under the symbol “HEK.” Certain of our warrants trade separately on the New York Stock Exchange under the symbol “HEK.WS.” Each public warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. These public warrants will expire on November 9, 2011, or earlier upon redemption.

The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices for our units, common stock and publicly traded warrants, respectively, as reported on the American Stock Exchange through May 22, 2008 and the New York Stock Exchange since May 23, 2008.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2008
First Quarter	$7.45	$7.26	$0.79	$0.60	$8.16	$7.935
Second Quarter	$10.09	$7.37	$3.70	$0.58	$13.89	$7.92
Third Quarter	$10.44	$8.04	$4.35	$1.87	$15.08	$10.85
Fourth Quarter	$8.36	$5.35	$2.60	$0.95	$11.50	$6.65

2009
First Quarter	$6.31	$4.31	$1.48	$0.60	$7.75	$5.20
Second Quarter	$5.27	$3.75	$0.95	$0.55	$6.00	$4.70
Third Quarter	$4.75	$3.38	$0.59	$0.35	$5.50	$5.00
Fourth Quarter	$5.10	$4.17	$0.93	$0.50	$6.42	$4.99

Holders

As of March 10, 2010, our common stock was held by approximately 3,650 record holders.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph

The following graphs compare the cumulative total return for our common stock from November 20, 2007, the date our common stock first became separately tradable, through December 31, 2009 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graphs assume $100 invested on November 20, 2007 in our common stock and $100 invested at that same time in each of the two indices.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our consolidated financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K. The following discussion includes the operating results of China Water since October 30, 2008 and the operating results of HWR since July 1, 2009, the date HWR acquired all of the assets of Greer Exploration Corporation and the Silversword Partnerships, and all of the membership interests of Charis Partners, LLC. Prior to our October 30, 2008 acquisition of China Water, we were a blank check company with no operations. Accordingly, the results of operations for the year ended December 31, 2009 do not provide a meaningful comparison with the year ended December 31, 2008 or for the period May 29, 2007 (inception) through December 31, 2007.

Income Statement Data

In thousands, except share and per share data	Year ended December 31, 2009	Year ended December 31, 2008	For the Period 29-May-07 (Inception) through December 31, 2007
Net sales	$35,975	$10,507	$—
Gross profit	9,241	3,260	—
Operating expenses	408,754	3,907	169
Other income (expense), net	3,973	(10,383)	2,486
(Benefit) provision for income taxes	(2)	3,710	1,171
Net (loss) income	(395,538)	(14,740)	1,146
Net (loss) income attributable to the Company	(395,395)	(14,917)	1,146
Net (loss) income per share:
Basic and diluted	(3.61)	(0.20)	0.03
Weighted average shares outstanding
Basic and diluted	109,575,057	74,853,651	25,305,415

Balance Sheet Data
	December 31, 2009	December 31, 2008	December 31, 2007
Total current assets	$176,091	$333,668	$430,647
Total assets	364,989	763,093	430,647
Total current liabilities	38,995	14,483	20,838
Total liabilities	43,959	16,489	20,838
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share (*)	—	—	128,419
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $182)	—	—	265
Noncontrolling interest	2,162	2,845	—
Total equity of the Company	318,868	743,759	281,125

(*)	These shares were redeemable because they were issued in our IPO and, under the terms of our IPO prospectus, their holders had the right to vote against our acquisition of China Water and exercise their right to convert these shares into cash. Of the 16,235,039 shares of our common stock that were subject to possible redemption, only 1,021,695 shares were redeemed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Company Overview

We are a holding company that was created to buy operating businesses, and our focus is on buying and building companies in the water sector. We have two operating segments: (1) domestic and (2) international. Our domestic segment presently includes (a) our water disposal, treatment, and pipeline transport facilities in Texas and Louisiana operated by our wholly-owned subsidiary HWR, (b) our joint venture with Energy Transfer Partners, L.P., to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale rock formations containing oil and gas located in the eastern United States, and northwest Louisiana and northeast Texas respectively, which we maintain through our wholly-owned subsidiary HWS, and (c) our minority interest investment in water infrastructure solutions and pipeline supplier UGSI. (OTC: UGSI). Our international group presently includes (a) our bottled water business operated by our wholly-owned subsidiary China Water and (b) our minority investment in China Bottles, a bottling equipment manufacturer. As of December 31, 2009, we had approximately $250 million in invested cash and cash equivalents on our balance sheet. In 2010, we plan to continue building the businesses in our domestic and international segments, and we will also make additional acquisitions as we find attractive long-term opportunities for our stockholders.

Headquartered in Palm Desert, California, the Company was incorporated in Delaware on May 29, 2007. We began our corporate existence as a blank check development stage company. On November 16, 2007, we completed an IPO of 54,116,800 units (each consisting of one share of common stock and one warrant exercisable for an additional share of common stock), including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $421 million. On the same date, we also completed a private placement of warrants to our founders at an aggregate purchase price of $7 million, or $1.00 per warrant.

On October 30, 2008, we completed our acquisition of China Water, consolidated its subsidiaries and affiliate entities, and now operate its eight bottled water facilities in China with Coca Cola China as our largest customer.

On July 1, 2009, we purchased of all the assets of Greer Exploration Corporation and the Silversword Partnerships, and all the membership interests of Charis Partners, LLC. The assets of these entities were consolidated into HWR together with the capital and operating resources necessary to build a pipeline and network of disposal wells and terminal facilities. HWR now operates a multi-modal water disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of complex water flows including flowback water, frac fluids, and produced brine waters generated in their oil and gas operations. On January 30, 2010, we completed our 50-mile water transport pipeline and treatment facility network in the Haynesville Shale field. It is designed to treat and dispose up to 100,000 barrels of water per day and is supported by a network of deep injection disposal wells.

On February 9, 2010, we announced a joint venture with Energy Transfer Partners, L.P. The joint venture is a 50/50 partnership and will operate under the name Energy Transfer Water Solutions, JV, LLC. It will develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. Our 50% interest in the joint venture is held through HWS.

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

HWR’s saltwater disposal and transport business presently includes eight disposal wells and approximately 50 miles of interconnecting pipeline which, at full capacity, is capable of disposing of approximately 100,000 barrels of saltwater and frac fluid each day. HWR enters into saltwater disposal agreements with oil and gas producers and independent trucking companies that need to dispose of saltwater and frac fluid used in drilling operations. HWR accepts trucking company deliveries of saltwater, condensate, and frac fluid at its filtration terminals, and takes delivery of saltwater and frac fluid directly into its filtration facilities and pipeline network from the oil and gas wells of area operators. The saltwater and frac fluid is pumped through the pipeline and into deep injection disposal wells. HWR is in the process of expanding its operations to include up to four additional disposal wells and several miles of new interconnecting pipeline, which, when completed and operating at full capacity, will raise HWR’s daily receiving and disposal capacity to approximately 120,000 barrels.

HWR currently has multi-year forward contracts with three principal customers, pursuant to which HWR has installed pipeline connecting these customers’ oil and gas wells to HWR’s disposal wells. The agreements provide that, upon connection of the new pipeline, the customers will have an obligation to dispose of a minimum firm quantity of saltwater and frac fluid into HWR’s network and, in return, HWR will receive fixed fee payments. In addition, HWR currently has agreements with approximately 15 other customers, pursuant to which these customers have the right, but not the obligation, to dispose of saltwater and frac fluid into HWR’s network and are obligated to make payments to HWR based upon the volume of saltwater and frac fluid actually delivered.

As of December 31, 2009, we had operated our China Water subsidiary for fourteen months. Based upon our recent operating results, and evaluations performed by our management team at China Water and our management team at Heckmann Corporation, we believe the following:

•	The global water business remains an excellent long-term business opportunity.

•	China presents a sizable and growing market, and is and will continue to be a key market for us.

•	Through China Water, we have the capacity to produce up to 1.1 billion bottles of water annually in China.

•	Our relationship with Coca-Cola in China is strong, and we have completed construction of a new facility near Xi’An, Shaanxi Province, to serve Coca-Cola in this market.

•

The business we acquired in China is not currently as strong as we had anticipated. Sales for the year ended December 31, 2009 were disappointing. We continue to evaluate whether there are other issues that affect current and future operation of the business.

•	In addition, the financial reporting systems we inherited, which we knew were deficient at the time of the acquisition, continue to be a challenge.

•

We are executing on our intended cancellation of approximately 15.5 million shares issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them. To date 3,361,000 shares have been cancelled pursuant to the previously disclosed settlement agreement with Chen Xinghua, China Water’s former Chief Executive Officer, and we intend to complete the cancellation process for the remainder of the shares through additional settlement agreements or litigation.

•

We have evaluated the goodwill recorded on acquisition, and have reduced it from an initial estimate of approximately $315.0 million to $6.3 million (See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K), reflecting (1) a reduction of approximately $28.0 million relating to the Chen Xinghua settlement agreement mentioned above, (2) an increase of approximately $47.1 million from adjusting certain acquired assets and assumed liabilities to recoverable amounts at the date of acquisition, (3) an increase of approximately $34.7 from finalizing the valuations related to the purchase price allocation and (4) approximately $362.5 million related to non-cash impairment charges. In connection with finalizing the Company’s purchase price allocation related to China Water, the Company corrected the allocation of its purchase price related to certain tangible assets and assumed liabilities by $47.1 million. Pursuant to Staff Accounting Bulletin (SAB) 99, Materiality, (SAB 99), and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of these corrections and determined the corrections were not material, as there was no impact on the Company’s results of operations or cash flow statements for the year ended December 31, 2008, or for the periods reported within the Company’s quarterly Form 10-Q filings for 2009.

As of December 31, 2009, HWR had operated our salt water disposal and transport business for six months. Based upon our recent operating results, and evaluations performed by our management team, we believe the following:

•

HWR’s existing business including eight disposal wells and approximately 50 miles of interconnecting pipeline is operating profitably and has contributed net earnings to our consolidated operating results. Capital expenditures will be invested by HWR in 2010 to acquire, permit, and operate additional disposal wells and install interconnecting pipeline into an integrated closed loop system capable of receiving and disposing up to 120,000 barrels per day.

•	Construction of HWR’s new 50-mile pipeline into the Haynesville Shale in east Texas and northwest Louisiana is complete and began commercial operations in January 2010.

•	HWR has firm multi-year disposal contracts for approximately 46% of current capacity for the new Haynesville pipeline.

Our balance sheet remains strong and we continue to actively evaluate potential acquisitions.

The following discussion includes the operating results of China Water for all periods after the acquisition date, October 30, 2008 and the operating results of HWR since July 1, 2009, the respective acquisition date of these businesses. Prior to our acquisition of China Water, we were a blank check company with no operations. Accordingly, the results of operations for 2009 do not provide a meaningful comparison with 2008.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

(in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales	$35,975	$10,507
Cost of goods sold	26,734	7,247

Gross profit	9,241	3,260
Operating expenses	408,754	3,907

Operating loss	(399,513)	(647)
Interest income, net	3,928	10,940
Other income (expense)	45	(21,323)

Loss before income taxes	(395,540)	(11,030)
Provision for income taxes	2	(3,710)

Net (loss) income	$(395,538)	$(14,740)

Net Sales

Our net sales for the year ended December 31, 2009 were $35.9 million, which represents $32.1 of sales of bottled water made by the Company’s China Water subsidiary and $3.8 million of revenues from water disposal, as compared to $10.5 million for the year ended December 31, 2008, all of which was generated from sales of bottled water by the Company’s China Water subsidiary.

Cost of Goods Sold and Gross Profit

The cost of goods sold for the year ended December 31, 2009 was $26.7 million, resulting in total gross profit of $9.2 million, or 25.7% of sales. Gross profit of $7.5 million, or 23.4%, was attributable to bottled water sales and a gross profit of $1.7 million, or 45.0%, was attributable to water disposal revenues. The cost of goods sold for the year ended December 31, 2008 was $7.2 million, resulting in total gross profit of $3.3 million, or 31.0% of sales, all of which was attributable to sales of bottled water by the Company’s China Water subsidiary.

Operating Expenses

Operating expenses for the year ended December 31, 2009 totaled $408.8 million, compared to $3.9 million for the year ended December 31, 2008. The operating expenses for the year ended December 31, 2009 included a $357.5 million goodwill impairment charge based upon finalizing our goodwill impairment analysis as of September 30, 2009 (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K). In addition, we recorded impairments to the carrying value of our fixed assets of approximately $6.8 million for the year ended December 31, 2009 primarily related to exiting the Beijing factory and writing off $2.2 million of Beijing factory leasehold improvements and $3.8 million of write-offs for construction in progress at the Changchun and Shandong factories.

General and administrative expense for the year ended December 31, 2009 were $41.3 million which included approximately $2.0 million of stock based compensation and amortization expense of approximately $2.6 million. Also included in general and administrative expense are approximately $5.3 million of expenses regarding the deconsolidation of a bottled water production factory (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K). China Water management determined that the Company cannot support a greater than fifty percent ownership of the outstanding equity of the owner of this factory and accordingly, has deconsolidated the net assets and minority interests as of September 30, 2009. General and administrative expense also includes a $4.5 million expense for reimbursements made to Xu Hong Bin, the former president and chairman of China Water, that were previously capitalized, a $9.3 million expense to write off bad debts, a $3.9 million expense to write off other assets, and provisions for liabilities of $1.3 million.

In addition, during the first quarter of 2009, we adopted the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance for business combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting treatment in that the acquisition related expenses were included as part of the purchase price of the acquired company. We incurred approximately $0.2 million in acquisition related costs in connection with our acquisition by HWR of our saltwater disposal and transport business in the year ended December 31, 2009, with no comparable expense during the same periods in 2008.

Loss from Operations

We had operating losses of $399.5 million and $0.6 million for the year ended December 31, 2009 and 2008, respectively, as a result of the items mentioned above.

Interest Income, net

During the year ended December 31, 2009, we recorded interest income of approximately $3.9 million compared to approximately $10.9 million for the year ended December 31, 2008. The decrease was due to lower interest rates for invested funds and lower investment balances in the year ended December 31, 2009 when compared to the same period in 2008.

Income from Equity Method Investment

During the year ended December 31, 2009, we recorded approximately $47,000 of equity income from our 48% equity method investment in China Bottles, Inc. Subsequent to management and its independent valuation advisor finalizing the report on the fair value of the Company’s 48% equity method investment in China Bottles, Inc., the 48% equity investment was written down to $4.0 million.

Other Income (Expense), net

We recorded other expense of approximately $0.2 million for the year ended December 31, 2009 primarily related to a $0.5 million restructuring reserve to exit the Bejing factory offset by other income at China Water from the sale of pre-form plastic bottles.

Income Taxes

The income tax benefit for the year ended December 31, 2009 was $2,000 compared with $3.7 million income tax expense for the year ended December 31, 2008.

Net (Loss) Income

Our net loss for the year ended December 31, 2009 was $395.5 million compared to a net loss of $14.7 million for the year ended December 31, 2008. The change relates primarily to the $357.5 million non-cash goodwill impairment loss and other items mentioned above.

Results of Operations for the Year Ended December 31, 2008 Compared to the Period from Inception (May 29, 2007) to the Year Ended December 31, 2007

(in thousands)	Year Ended December 31, 2008	Inception (May 29, 2007) to December 31, 2007
Net sales	$10,507	$—
Cost of goods sold	7,247	—

Gross profit	3,260	—
Operating expenses	3,907	169

Operating loss	(647)	(169)
Interest income, net	10,940	2,486
Other expense	(21,323)	—

(Loss) income before income taxes	(11,030)	2,317
Provision for income taxes	3,710	1,171

Net (loss) income	$(14,740)	$1,146

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

Other Income (Expense), net

We incurred other expenses of approximately $21.3 million for the year ended December 31, 2008. These expenses relate primarily to transaction costs incurred by China Water that we paid concurrent with the closing of our acquisition of China Water. There was no reimbursement agreement in place between the Company and China Water at the time China Water incurred these costs, therefore, they were charged to expense in conjunction with the closing of the acquisition.

Income Taxes

The provision for income taxes for the year ended December 31, 2008 was $3.7 million compared with a provision of $1.2 million for the period from inception (May 29, 2007) through December 31, 2007. The 2008 provision is based on a pretax loss of $11.0 million, which includes approximately $21.2 million of transaction costs that are permanent differences for purposes of the tax provision.

Net Income (Loss)

Our net loss for the year ended December 31, 2008 was $14.7 million compared to net income of $1.1 million in the period from inception (May 29, 2007) through December 31, 2007. The change primarily relates to transaction costs incurred by China Water in connection with our acquisition of China Water.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our principal sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve reductions in operating expenses, and the impact of integration on our productivity. As of December 31, 2009, we had cash and cash equivalents of approximately $136.1 million, and approximately $113.2 million of short and long-term investments, for an aggregate of approximately $249.2 million in invested cash, cash equivalents and marketable securities.

Our primary strategy is to grow by expansion and acquisition. The Company believes that its cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions it may undertake for the foreseeable future.

China Bottles, Inc. Investment

We own 48% of the outstanding equity of China Bottles, a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At December 31, 2009, our investment in China Bottles totaled $4.0 million. For the years ended December 31, 2009 and 2008, we recorded equity income of $47,000 and $4,000, respectively, based on the interim financial reports of China Bottles’ management. China Bottles has a significant insider ownership and there is no liquidity in the stock. Subsequent to management and its independent valuation advisor finalizing the report on the fair value of the Company’s 48% equity method investment in China Bottles the 48% equity investment was written down to $4.0 million.

Cash Flows for Year Ended December 31, 2009

Net cash used in operating activities was $6.0 million for the year ended December 31, 2009. Cash used by operating activities was primarily driven by working capital changes, which were principally increases in accounts receivable of $8.1 million, inventories of $1.4 million, prepaid expenses of $1.4 million offset by increases to accounts payable and accrued expenses of $7.9 million.

Net cash used in investing activities was $122.8 million for the year ended December 31, 2009. Of this amount, $148.2 million was invested in high grade corporate notes, $85.2 million was received from the sale of securities, $34.8 million was used to purchase machinery and equipment, $7.2 million was used to purchase approximately 7% of UGSI, (see Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K), $1.2 million (net of $.2 million) was used to purchase 67% of Harbin Taoda and $16.6 million was used to consummate HWR’s acquisition of our saltwater disposal and transport business. (See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K).

Net cash used in financing activities was $16.7 million for the year ended December 31, 2009. Of this amount, $4.4 million was used by management under the discretionary program to buy back 6,166,696 previously issued warrants and $14.0 million was used to purchase 13,032,100 shares from Xu Hong Bin, and $1.9 million was borrowed under a China Water revolving credit facility with $0.3 million of repayments made during 2009.

Cash Flows for Year Ended December 31, 2008

Cash used in operating activities was $19.3 million for the year ended December 31, 2008. For the year ended December 31, 2008, we had a net loss of $14.7 million primarily due to cash payments of approximately $21.5 million for transaction costs paid in conjunction with the China Water acquisition and cash payments of approximately $5.3 million for income taxes, offset by approximately $10.9 million of cash interest earnings.

Cash provided by investing activities totaled approximately $305.3 million reflecting the release of approximately $403.2 million from the trust account, in which a substantial portion of the net proceeds from our

IPO were held, in conjunction with consummating the business combination with China Water on October 30, 2008. Approximately $48.3 million of cash was paid to acquire China Water, net of approximately $1.7 million of cash acquired. Approximately $48.5 million of cash was used to purchase short- and long-term interest bearing investments and approximately $1.1 million of cash was used by China Water to purchase machinery and equipment.

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

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2009 and the timing and effect that these commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(Amounts in Thousands)
Debt obligations	$1,837	$—	$—	$—	$1,837
Quarterly obligation under purchase agreement (Note 3)	700	1,050	—	—	1,750
Operating Lease Obligations	1,919	1,768	4	—	3,691

Total	$4,456	$2,818	$4	$—	$7,278

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Discussion of Results on an Operating Basis

Our financial information prepared in accordance with United States generally accepted accounting principles (“GAAP”) includes the operating results of China Water for all periods after the acquisition date of October 30, 2008 and the operating results of HWR since July 1, 2009, the date our saltwater disposal and transport business was acquired, and therefore, are not necessarily comparable to the prior periods presented. To supplement our consolidated financial statements presented in accordance with GAAP, the Company uses certain measures defined as non-GAAP by the SEC. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. We use non-GAAP financial measures to gain an understanding of our Company’s comparative operating performance when comparing such results with previous periods. Non-GAAP financial measures are also used by the Company’s management in their financial and operational decision-making, because management believes they reflect the Company’s ongoing business in a manner that allows meaningful period-to-period comparisons. The Company’s management believes that these non-GAAP financial measures provide useful information to investors to understand and evaluate the Company’s current operating performance in the same manner as management does, and to compare in a consistent manner the Company’s current financial results with the past financial results. We further believe these non-GAAP financial measures provide useful and meaningful supplemental information to both management and investors regarding the Company’s performance by excluding certain items that are not expected to result in future cash payments or that may not be indicative of the Company’s core operating results and business outlook. These non-GAAP financial measures should be evaluated considering, among other things, the non-cash goodwill impairment charges recorded by the Company.

For the year ended December 31, 2009, our GAAP results excluded the results of HWR prior to July 1, 2009. For the year ended December 31, 2008, our GAAP results exclude the results of China Water prior to October 30, 2008 and the GAAP loss from operations includes certain non-cash expenses related to the release of performance based shares from an escrow established in 2007 relating to a private placement of China Water, merger related expenses, and non-cash increases to the allowances for bad debts, deposits and other receivables. In order to provide a more meaningful comparison of operating performance during the periods presented in our financial statements, we have removed those items from the 2008 operating basis results set forth below and we have added the pre-acquisition results of China Water and HWR’s business for all periods prior to the respective acquisition date. Furthermore, in 2008, the loss from operations for Heckmann Corporation, without the results of China Water or HWR, consisted largely of formation costs and other expenses incurred in seeking and evaluating potential business combinations. We have disregarded these expenses. China Water and HWR incurred their own operating expenses for these periods, and the inclusion of Heckmann Corporation’s expenses prior to the date of acquisition would make it difficult to compare operating results period to period. In addition, we have removed acquisition related costs paid by the Company that were incurred by China Water, amortization of a beneficial conversion feature, and interest expense on 5% convertible notes to make the income before income tax results more comparable period over period. With the information set forth below, we believe management and stockholders are better able to determine whether or not revenues, gross profit, income from operations or income before income taxes of the acquired business have improved in 2009 compared to 2008, and in 2008 compared to 2007. The information set forth below is intended to assist the reader in comparing the performance of the China Water and HWR businesses we acquired, for the periods before and after the acquisitions. However, they do not indicate what actual consolidated results would have been had we acquired China Water and HWR on January 1, 2007 in accordance with GAAP.

The following operating basis results should not be viewed in isolation or as a substitution for GAAP results:

(in millions)	As Reported Form 10-K	Add China Water Results Prior to Acquisition	Heckmann Water Resources Prior to Acquisition	Adjustments		Adjusted Combined
		(unaudited) (a)	(unaudited)	(unaudited)		(unaudited)
Year Ended December 31, 2009
Revenue	$36.0	—	3.7	—		$39.7

Gross profit	9.2	—	1.6	—		10.8

% of Revenue	25.6%	—	43.2%	—		27.3%

(Loss) income from operations	(399.5)	—	1.0	—		(398.5)

Interest income	3.9	—	—	—		3.9
Other income (expense), net	0.1	—	—	—		0.1

(Loss) income before income taxes	$(395.5)	—	1.0	—		$(394.5)

Year Ended December 31, 2008
Revenue	$10.5	$45.9	$7.0	—		$63.4

Gross profit	3.3	16.1	3.0	(0.2	)(b)	22.2

% of Revenue	31.4%	35.1%	42.9%	—		35.0%

(Loss) income from operations	(0.6)	(73.8)	2.0	(0.8	)(c)	(73.2)

Stock based compensation	—	—	—	46.6	(d)	46.6
Merger related expenses and other		—	—	4.8	(e)	4.8
Non-cash increases to allowances for bad debts, deposits, and other receivables	—	—	—	23.2	(f)	23.2
Income (loss) from operations excluding non-cash stock based compensation expense, parent company pre-acquisition expenses, merger related expenses, and non-cash increases to the allowance for bad debts, deposits, and other receivables	(0.6)	(73.8)	2.0	73.8		1.4

Interest income	10.9	—	—	—		10.9

Interest expense	—	(14.5)		14.5	(g)	—

Acquisition costs	(21.2)	—		21.2	(h)	—

Other income (expense), net	(0.1)	3.4	—	—		3.3

(Loss) income before income taxes	$(11.0)	$(84.9)	$2.0	$109.5		$15.6

% of Revenue						24.6%

Year Ended December 31, 2007
Revenue	$—	$56.8	$7.0	$—		$63.8

Gross profit	—	19.4	3.0	(0.2	)(b)	22.2

% of Revenue	—	34.2%	42.9%	—		34.8%

(Loss) income from operations	(0.2)	(38.4)	1.9	(2.1	)(c)	(38.8)

Stock based compensation	—	—		55.9	(d)	55.9
Income (loss) from operations excluding non-cash stock based compensation expense and parent company pre-acquisition expenses	(0.2)	(38.4)	1.9	53.8		17.1

Interest income	2.5	—	—	—		2.5

Other income (expense), net	—	2.2	—	—		2.2

Income (loss) before income taxes	$2.3	$(36.2)	$1.9	$53.8		$21.8

% of Revenue						34.2%

(a)	The results presented are unaudited. The Company is in the process of having the pre-acquisition period audited and will provide those audited results as soon as practicable.

(b)	These adjustments were made to record utilization of inventory step-up in both 2008 and 2007 related to acquired inventory in the China Water acquisition from the beginning of each respective year.

(c)	These adjustments were made to remove 2008 and 2007 pre-acquisition expenses of Heckmann Corporation (without China Water) of $1.5 million and $0.2 million, respectively, and to record additional amortization expense of $2.1 million in 2008 and 2007 related to intangible assets acquired in the China Water acquisition from the beginning of each respective year. Heckmann Corporation expenses incurred beginning October 31, 2008 remain included in operating basis results.

(d)	These adjustments were made to remove approximately $46.6 million and $55.9 million of stock-based compensation pursuant to a make good escrow agreement entered into in connection with an equity financing transaction consummated by China Water in 2007.

(e)	These adjustments were made to remove merger-related expenses incurred by China Water in connection with its acquisition by the Company that would not have been incurred had the acquisition taken place at the beginning of the periods presented.

(f)	These adjustments were made to remove approximately $23.2 million of non-cash increases to the allowance for bad debts, deposits and other receivables.

(g)	These adjustments were made to remove approximately $12.4 million of beneficial conversion future amortization and approximately $2.1 million of interest on 5% convertible notes payable that would not have been incurred had the merger taken place at the beginning of the periods presented.

(h)	These adjustments were made to remove approximately $21.2 million of transaction costs incurred by China Water that were paid by the Company in connection with the merger.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 (Non-GAAP, Unaudited Operating Results)

Net Sales

Net sales are derived from sales of bottled water products and revenues from water disposal. Net sales decreased 37.4% to $39.7 million in 2009 from $63.4 million in 2008. The decrease was primarily due to weak performance by our China Water subsidiary, competitive pressures, as well as integration difficulties we have faced with the former management of China Water.

Gross Profit

Gross profits for 2009 decreased $11.4 million to $10.8 million from $22.2 million in 2008. Gross profit as a percentage of sales decreased to 27.3% for 2009 from 35.0% in 2008. The reduction was due to lower sales of bottled water products, competitive pressures, an adjustment to depreciation expense of $0.4 million and $0.8 million of inventory write-offs and inventory reserves recorded in the twelve months ended December 31, 2009.

Operating Expenses

Operating expense for the year ended December 31, 2009 totaled $409.3 million, compared to $95.4 million for the year ended December 31, 2008. Operating expenses for the year ended December 31, 2009 include a $357.5 million goodwill impairment charge based upon finalizing our goodwill impairment analysis as of September 30, 2009. Also included in operating expense is a $6.8 million charge for the impairment of fixed assets.

General and administrative expense for the year ended December 31, 2009 were $41.3 million which included approximately $2.0 million of stock based compensation and amortization expense of approximately $2.6 million. Also included in general and administrative expense are approximately $5.3 million of expenses regarding the deconsolidation of ShenYang Aixin, a $4.5 million expense for reimbursements made to Xu Hong Bin that were previously capitalized, a $9.3 million expense to write off bad debts, a $3.9 million expense to write off other assets, and a provision for liabilities of $1.3 million.

Loss from Operations

We had a loss from operations of $398.5 million for the year ended December 31, 2009 compared to operating income of $1.4 million for the year ended December 31, 2008 as a result of the items mentioned above.

Interest Income, net

For the year ended December 31, 2009 we recorded interest income of approximately $3.9 million compared to approximately $10.9 million for the year ended December 31, 2008. The decrease was due to lower interest rates for invested funds and lower investment balances for the year ended December 31, 2009 when compared to the year ended December 31, 2008.

Net (Loss) Income

Our net loss for the year ended December 31, 2009 was $394.5 million compared to net income of $15.6 million for the year ended December 31, 2008. The change related primarily to the $357.5 million non-cash goodwill impairment loss and the other items mentioned above.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (Non-GAAP, Unaudited Operating Results)

Net Sales

Net sales are derived from sales of China Water bottled water products and revenues from water disposal. Net sales decreased $0.4 million to $63.4 million in 2008, from $63.8 million in 2007.

Gross Profit

Gross profit was unchanged in 2008 and remained at the $22.2 million level for 2007. Gross profit as a percentage of net sales increased to 35.0% in 2008 from 34.8% in 2007, primarily due to production process and other automated functions which China Water introduced in the second half of 2007 that boosted its efficiencies in all product categories.

Income (Loss) from Operations

Operating income for 2008, excluding non-cash stock-based compensation expense, parent company pre-acquisition expenses, merger related expenses, and non-cash increases to the allowances for bad debts, deposits, and other receivables, decreased $15.7 million to $1.4 million from $17.1 million in 2007 due, in part, to additional marketing efforts and expenses to promote China Water’s branded products.

Income (Loss) before Income Taxes

Income before income taxes for 2008 decreased $6.2 million to $15.6 million from $21.8 million due primarily to the lower sales and gross profits mentioned above.

Recent Accounting Pronouncements

Adopted Accounting Standards

Effective January 1, 2009, the Company implemented the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance for business combinations. This revised guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Previously, post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions were generally required to be recorded as an increase or decrease to goodwill. The revised guidance does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, regardless of the guidance used to initially account for the business combination, will be recognized in current period income tax expense. The Company accounted for its acquisition of the Salt Water Disposal business on July 1, 2009 and Harbin Taoda on April 11, 2009 in accordance with this guidance (Note 3). Therefore, the adoption of the revised guidance had an impact on the Company’s consolidated financial statements for the year ended December 31, 2009. The nature and magnitude of the specific effects in future periods will depend upon the nature, terms and size of the acquisitions consummated after the authoritative guidance’s effective date of January 1, 2009.

Effective January 1, 2009, the Company adopted the revised authoritative guidance for the accounting treatment afforded preacquisition contingencies in a business combination. Under the revised guidance, an acquirer is required to recognize at fair value an “asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the liability can be determined during the measurement period.” If the acquisition-date fair value cannot be determined, the acquirer must apply the authoritative guidance used to evaluate contingencies to determine whether the contingency should be recognized as of the acquisition date or after the acquisition date. The adoption of the revised guidance will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the authoritative guidance’s effective date of January 1, 2009.

Effective January 1, 2009, we implemented FASB’s revised authoritative guidance for consolidation, which addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the revised guidance impacted the Company’s consolidated financial statements, and resulted in the Company reclassifying financial statement line items within its consolidated balance sheets, statements of operations, and statements of stockholders equity for prior periods to conform to this standard.

Effective January 1, 2009, we adopted the FASB’s revised authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Effective April 1, 2009, we adopted FASB’s revised authoritative guidance for fair value measurements which clarifies the measurement of fair value in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. The Company also adopted additional authoritative guidance for determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and which requires enhanced disclosures. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Effective April 1, 2009, we adopted authoritative guidance which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this guidance, which applies to investments in debt securities, did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued revised authoritative guidance that, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective for years beginning January 1, 2010. We are currently evaluating the impact the adoption will have on its consolidated financial statements.

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

Goodwill

Goodwill is tested annually for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of our carrying value of our investment (including goodwill) to our estimated fair value. If the fair value does not exceed its carrying value, then an additional analysis will be performed to allocate the fair value to all assets and liabilities as if it had been acquired in a business combination and the fair value was its purchase price. If the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. During the year ended December 31, 2009, impairment losses were recorded as a result of this analysis; see Note 3 to the financial statements for further discussion.

Stock-Based Compensation

The estimated fair value of share-based awards exchanged for employee and non-employee director services are expensed over the requisite service period. Option awards issued to non-employees (excluding non-employee directors) are recorded at their fair value as determined in accordance with authoritative guidance, and are periodically revalued as the options vest and are recognized as expense over the related service period.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares issued under the Equity Incentive Plan using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. Stock-based compensation related to stock options is recognized and amortized on an accelerated basis in accordance with authoritative guidance. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2009 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

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

Certain Company Operations are in Foreign Countries

Our international segment operations conducted in China are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company and China Water subsidiary operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from December 31, 2009, the fair value of our portfolio would decline approximately $1.1 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2009, there were no disagreements with accountants on accounting and financial disclosures.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses of China Water discussed below in “Management’s Report on Internal Control over Financial Reporting.” Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2009 because of the identification of material weaknesses in China Water’s internal control over financial reporting that have not yet been fully remediated and which continue to exist at December 31, 2009.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, a Company’s principal executive and principal financial officers and effected by a Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, or US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls, such that internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management excluded from this assessment two businesses that we acquired in 2009 because it was not possible to conduct an assessment of the two acquired businesses’ internal control over financial reporting in the period between the consummation date and the date of management’s assessment. With respect to excluding these companies, we are required to (1) formally note that management is excluding these acquired businesses from management’s report on internal control over financial reporting; (2) clearly identify the acquired businesses excluded and have indicated the significances of the acquired businesses in our consolidated financial statements; and (3) disclose material changes, if any, to our internal control over financial reporting due to the acquisition of these businesses. We have excluded Harbin Taoda (“Harbin”), a subsidiary of China Water, and HWR, from our assessment of internal control over financial reporting as of December 31, 2009 because Harbin and the assets underlying the business of HWR were acquired on April 1, 2009 and July 1, 2009, respectively, and qualified under current SEC interpretive guidance for exclusion from our assessment of internal control over financial reporting. Harbin and HWR’s financial statements constitute 7% and less than 1%, respectively, of our total assets, 11% and 13% respectively of total revenues, and less than 1% of net loss of our consolidated financial statements amounts, as of and for the year ended December 31, 2009. In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2009, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, for the reasons disclosed below, as of December 31, 2009, our internal controls over financial reporting were not effective based on those criteria.

GHP Horwath P.C. (“GHP”), our independent registered public accounting firm, has performed an audit of the effectiveness of our company’s internal control over financial reporting as of December 31, 2009, and, as part of its audit, has issued its attestation report on the effectiveness of our company’s internal control over financial reporting herein as of December 31, 2009. GHP’s attestation report is included in this Annual Report on Form 10-K under Item 9A(d). This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The material weaknesses indentified related to China Water’s internal controls over financial reporting as of December 31, 2009. Decentralized management in China combined with inadequate headcount in the accounting and finance department led to our local PRC businesses operating autonomously, which increased the risk of management override, noncompliance with corporate policies and untimely preparation and filing of our financial statements. These conditions contributed to the following material weaknesses in internal control over financial reporting:

•	ineffective supervision and monitoring of the financial statement close, preparation and review processes;

•	ineffective procedures relating to the identification, documentation and review of various account reconciliations and related supporting documentation; and

•	ineffective procedures relating to the safeguarding of assets against unauthorized or improper use.

Remediation Measures of Material Weaknesses

We announced our proposed business combination with China Water on May 20, 2008 and consummated that business combination on October 30, 2008. Until the consummation of such business combination, we were a blank check company. As a blank check company, our activities were limited to managing the working capital funds outside of the trust account, in which a substantial portion of our IPO proceeds were held prior to consummating the China Water acquisition and related expenses associated with our efforts to identify a target business and consummate a business combination. China Water’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. Based on that evaluation, China Water’s management concluded that its internal control over financial reporting was not effective as of December 31, 2007 due to the existence of several material weaknesses.

The material weaknesses in China Water’s internal controls over financial reporting as of December 31, 2007 related to:

•

Its failure to maintain effective internal controls over the financial closing process to ensure the accurate and timely preparation of local financial statements and financial data which is necessary for preparation of consolidated financial statements due to an insufficient complement of local financial and accounting staff with knowledge of local accounting and US GAAP financial reporting rules to support the size of the company’s then current organizational structure. During the course of the preparation of December 31, 2007 consolidated financial statements, China Water discovered accounting errors in some of its transactions, and management subsequently reevaluated the transactions and recorded the necessary period-end adjustments. These adjustments reflected a material weakness in China Water’s internal controls over accounting and financial reporting. This restatement reflected a material weakness in China Water’s policies and procedures related to its review of complex accounting transactions; and

•

Its failure to adequately design and operate internal controls in a manner to effectively support the requirements of the financial reporting and period-end close process, including the proper cut-off of revenues and expenses and the proper accounting for value added taxes, due to the aggregate deficiencies in internal control activities.

Prior to the consummation of our business combination with China Water, its chief financial officer resigned. In conjunction with the consummation of the business combination on October 30, 2008, China Water’s audit committee and its chief executive officer resigned their positions. As a result of the turnover in China Water’s senior management and audit committee and China Water’s inability to make a management assessment of its internal controls, as well as the fact that the acquisition of China Water occurred during the fourth quarter of 2008, our Chief Executive Officer and Chief Financial Officer determined that it was impractical for our Company to make an assessment of China Water’s internal controls as of December 31, 2008. The control deficiencies discussed above continued into 2008 and 2009. Part of our efforts to remediate these control deficiencies included the selection of an enterprise resource management system (the “ERP System”) from Oracle to replace our existing financial reporting and information systems at China Water. Over the next twelve months, we were anticipating being in the process of implementing this system, including testing the system in a controlled environment, training our personnel in the use of the system and documenting and testing the control environment in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our planned “go-live” date for the new system was October 1, 2009. However, due to the work performed to finalize the allocation of the China Water purchase price and the subsequent goodwill impairment charges that we encountered in the first and third quarters of 2009, we experienced delays in integrating the ERP System. As a result of these delays we elected to postpone implementation of the ERP System until after the end of the fiscal year ended December 31, 2009 as we did not believe it would be prudent to implement the new system so close to our fiscal year-end. We have made a substantial investment to ensure that the ERP System will provide effective internal control over financial reporting, and we have evaluated our controls that are not intended to change with the implementation of the ERP System. Because we initially anticipated that the “go-live” date of the ERP System would be prior to December 31, 2009, we did not, however, fully evaluate the effectiveness of the existing controls that were to be replaced by the ERP System. With the delay in implementing the ERP System, we did not have sufficient time to fully document, test and remediate (where applicable) those controls that we previously planned to replace prior to December 31, 2009. As a result, we believe our inability to fully test the legacy China Water internal controls over financial reporting contributes to the material weaknesses in our internal control over financial reporting. Not being able to test the remediated controls in a manner that would enable us to conclude that such controls are effective have caused management to conclude that, as of December 31, 2009, our internal controls over financial reporting were not effective.

In connection with our acquisition of China Water, we began to address the internal control weaknesses as described above. We have implemented, or plan to implement, the measures described below under the supervision and guidance of our executive management as well as the Audit Committee of our Board of Directors.

Key elements of the remediation effort include, but are not limited to the following initiatives, which have been implemented, or are in the process of implementation as of the date of filing:

•

Implementation of the ERP System, a computer based application for the financial process, including an integrated general ledger and financial reporting system for all business centers of our China Water subsidiary.

•	A new President of our China Water subsidiary was appointed, effective January 2009.

•	A new Manager of Internal Audit for our China Water subsidiary was appointed, effective April 2009.

•	A new Vice President of Finance for our China Water subsidiary was appointed, effective June 2009.

•	A new PRC Finance Manager for our China Water subsidiary was appointed, effective June 2009.

•	A new Manager of Information Technology for our China Water subsidiary was appointed, effective September 2009.

•	Improving the training programs for the financial accounting staff of our China Water subsidiary and recruiting qualified executive operations management for our China Water subsidiary.

•	We have substantially revised and emphasized to our employees our Code of Business Conduct and Ethics.

•

We have established policy statements and process overviews in appropriate areas of accounting and financial reporting controls, as well as continuing to develop implementation procedures under each policy statement.

•	We have directed significant time of our Manager of Internal Audit to reviewing, testing and documenting financial controls and have used external consultants to supplement these efforts.

When implemented, management believes that these proposed controls will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weaknesses reported by both management and our independent registered public accounting firm.

Our management does not believe that the material weaknesses discussed above had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2008 to contain a material misstatement.

(c) Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting, during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Audit Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Heckmann Corporation

We have audited Heckmann Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include two business acquisitions which were completed during 2009 because it was not possible to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. The two businesses’ comprise 8%, 24%, and less than 1% of total assets, total revenue and net loss, respectively, included in the consolidated financial statements of Heckmann Corporation as of December 31, 2009 and for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these two acquired businesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified related to the Company’s subsidiary, China Water and Drinks, Inc., including ineffective supervision and monitoring of the financial statement close, preparation and review processes; ineffective procedures relating to the identification, documentation and review of various account reconciliations and related supporting documentation necessary to prepare financial statements in accordance with US GAAP; and ineffective procedures relating to the safeguarding of assets against unauthorized or improper use. These material weaknesses are discussed in Management’s Report on Internal Control over Financial Reporting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of December 31, 2009 and 2008 and for each of the years ended December 31, 2009 and 2008, and for the period from May 29, 2007 (inception) through December 31, 2007, and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effects of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements of the Company as of December 31, 2009 and 2008 and for each of the years ended December 31, 2009 and 2008, and for the period from May 29, 2007 (inception) through December 31, 2007, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    GHP Horwath, P.C.

Denver, Colorado

March 11, 2010

Item 9B.	Other Information

None.

HECKMANN CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2009 in connection with our 2009 Annual Meeting of Stockholders (“Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Proxy Statement.

HECKMANN CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Audited Consolidated Financial Statements

(2)	Financial Statement Schedules

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

HECKMANN CORPORATION

Date: March 11, 2010	By:	/s/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2010	By:	/s/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2010	By:	/s/ BRIAN R. ANDERSON
	Name:	Brian R. Anderson
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 11, 2010	By:	/s/ LOU HOLTZ
	Name:	Lou Holtz
	Title:	Director

Date: March 11, 2010	By:	/s/ DR. ALFRED E. OSBORNE, JR.
	Name:	Dr. Alfred E. Osborne, Jr.
	Title:	Director

Date: March 11, 2010	By:	/s/ DAN QUAYLE
	Name:	Dan Quayle
	Title:	Director

Date: March 11, 2010	By:	/s/ ANDREW D. SEIDEL
	Name:	Andrew D. Seidel
	Title:	Director

Date: March 11, 2010	By:	/s/ EDWARD A. BARKETT
	Name:	Edward A. Barkett
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Heckmann Corporation

We have audited the accompanying consolidated balance sheets of Heckmann Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the years ended December 31, 2009 and 2008, and for the period from May 29, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heckmann Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008, and for the period from May 29, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

As discussed in Notes 2 and 3 to the consolidated financial statements, during 2009 the provisions of new accounting standards relating to business combinations and noncontrolling interests were adopted.

/s/    GHP Horwath, P.C.

Denver, Colorado

March 11, 2010

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$136,050	$281,683
Certificates of deposit	10,513	10,000
Marketable securities	16,020	—
Accounts receivable, net of allowance of $946 and $10,601 at December 31, 2009 and 2008, respectively	5,873	26,460
Inventory, net	2,896	2,241
Prepaid expenses	865	8,842
Other receivables	3,596	1,548
Due from related party	—	1,381
Income tax receivable	—	969
Other current assets	278	544

Total current assets	176,091	333,668

Property, plant and equipment, net	53,520	15,901
Marketable securities	86,638	38,717
Deposits for acquisitions	—	16,608
Investment in unconsolidated equity investee	4,047	12,964
Investment in UGSI	7,182	—
Intangible assets, net	23,507	29,879
Goodwill	13,598	315,018
Other	406	338

TOTAL ASSETS	$364,989	$763,093

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$19,501	$9,550
Deferred revenues	3,003	1,209
Accrued expenses	13,443	2,208
Current portion of long term debt	1,398	36
Income taxes payable	—	440
Due to related parties	1,472	963
Deferred income taxes	178	77

Total current liabilities	38,995	14,483
Acquisition consideration payable	1,910	1,910
Long-term debt, less current portion	439	96
Other long term liabilities	2,615	—

Commitments and contingencies
Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 and 250,000,000 shares authorized at December 31, 2009 and 2008, respectively: 125,282,740 shares issued and 108,750,650 shares outstanding at December 31, 2009; 126,606,323 shares issued and 110,074,223 outstanding as of December 31, 2008	124	126
Additional paid-in capital	746,077	757,720
Purchased warrants	(4,810)	(405)
Treasury stock	(14,000)	—
Accumulated other comprehensive income	643	89
(Accumulated deficit) retained earnings	(409,166)	(13,771)

Total Equity of the Company	318,868	743,759

Noncontrolling interests	2,162	2,845

TOTAL EQUITY	321,030	746,604

TOTAL LIABILITIES AND EQUITY	$364,989	$763,093

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,		May 29, 2007 (inception) through December 31, 2007
	2009	2008
Revenue	$35,975	$10,507	$—
Cost of goods sold	26,734	7,247	—

Gross profit	9,241	3,260	—
Operating expenses:
Selling and marketing expenses	3,141	322	—
General and administrative expenses	41,287	3,585	169
Goodwill impairment	357,545	—	—
Fixed asset impairment	6,781	—	—

Total operating expenses	408,754	3,907	169

Loss from operations	(399,513)	(647)	(169)
Interest income, net	3,928	10,940	2,486
Acquisition costs	—	(21,153)	—
Income from equity method investment	47	4	—
Other, net	(2)	(174)	—

(Loss) income before income taxes	(395,540)	(11,030)	2,317
Income tax (benefit) expense	(2)	3,710	1,171

Net (loss) income	(395,538)	(14,740)	1,146
Net income (loss) attributable to noncontrolling interest	143	(177)	—

Net (loss) income attributable to the Company	(395,395)	(14,917)	1,146
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	—	265	(265)

Net (loss) income attributable to common stockholders	$(395,395)	$(14,652)	$881

Net (loss) earnings attributable to common stockholders per share:
Basic and diluted	$(3.61)	$(0.20)	$0.03

Weighted average number of shares outstanding:
Basic and diluted	109,575,057	74,853,651	25,305,415

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year ended December 31,
	2009	2008	2007
Net (loss) income attributable to common stockholders	$(395,395)	$(14,652)	$881
Add back: comprehensive (loss) income attributable to the noncontrolling interest	(143)	177	—
Deferred interest income, net of taxes, attributable to common stockholders subject to possible redemption	—	(265)	265

Net (loss) income	(395,538)	(14,740)	1,146
Other comprehensive income, net of tax:
Foreign currency translation gain	31	(1)	—
Unrealized gain on available-for-sale securities	523	90	—

Total other comprehensive income, net of tax	554	89	—

Comprehensive (loss) income, net of tax	(394,984)	(14,651)	1,146
Comprehensive loss (income) attributable to noncontrolling interest	143	(177)	—

Comprehensive (loss) income attributable to the Company	$(394,841)	$(14,828)	$1,146

The accompanying notes are an integral part of these financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the period from May 29, 2007 (inception) through December 31, 2009

(In thousands, except share data)

	Total	Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests
		Shares	Amount		Number	Amount	Shares	Amount
Balance at May 29, 2007 (inception)	—	—	—	—	—	—	—		—	—	—
Initial capital from founding stockholders’	$72	14,375,000	$14	$58		—		—		—	—
Sale of 54,116,800 units, net of underwriters’ discount and offering expenses (including 16,235,039 shares subject to possible redemption)	401,595	54,116,800	54	401,541		—		—		—	—
Sale of private placement warrants	7,000			7,000		—		—		—	—
Net proceeds subject to possible redemption of 16,235,039 shares	(128,419)			(128,419)		—		—		—	—
Redemption of founding stockholders’ shares	(4)	(845,000)	(1)	(3)		—		—		—	—
Net income	1,146								$1,146		—
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	(265)								(265)		—

Balance at December 31, 2007	281,125	67,646,800	67	280,177	—	—	—	—	881	—	—
Repurchase of shares from dissenting stockholders, net of tax	(8,119)	(1,021,695)	(1)	(8,118)							—
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	265								265		—
Issuance of common stock related to the China Water and Drinks Inc. acquisition, net of offering costs (including 16,532,100 shares issued and held in escrow see Note 3)	359,971	59,981,218	60	357,243							2,668
Common stock previously subject to possible redemption	128,418			128,418							—
Purchase of warrants	(405)				405,400	$(405)					—
Comprehensive loss:
Net (loss) income	(14,740)								(14,917)		177
Unrealized gains from available for sale securities	90									$90	—
Foreign currency translation loss	(1)									(1)	—

Comprehensive loss	(14,651)										—

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

For the period from May 29, 2007 (inception) through December 31, 2009

(In thousands, except share data)

	Total	Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests
		Shares	Amount		Number	Amount	Shares	Amount

Balance at December 31, 2008	746,604	126,606,323	126	757,720	405,400	(405)	—	—	(13,771)	89	2,845
Purchase of treasury stock	(14,000)						13,032,098	$(14,000)			—
3,361,000 common shares canceled in connection with Settlement and Release Agreement (Note 12)	(28,031)	(3,361,000)	(3)	(28,028)	—	—	—	—	—	—	—
1,576,577 common shares issued in connection with the Charis/Greer/Silversword acquisition (Note 3)	6,101	1,576,577	1	6,100	—	—	—		—	—	—
Issuance of stock to employees and consultants (Note 10)	1,567	260,840	—	1,567	—	—	—		—	—	—
Purchase of warrants	(4,405)	—	—	—	6,166,696	(4,405)	—		—	—	—
Contingent consideration to be issued in common stock in connection with Charis/Greer/Silversword acquisition (Note 3)	7,887	—	—	7,887	—	—	—	—	—	—	—
Noncontrolling interest in acquired company (Note 3)	672	—	—	—	—	—	—	—	—	—	672
Deconsolidation of Shen Yang Aixin (Note 4)	(1,212)	—	—	—	—	—	—	—	—	—	(1,212)
Issuance of 200,000 common shares in connection with Settlement and Release Agreement (Note 12)	831	200,000		831	—	—	—		—	—	—
Comprehensive loss:
Net loss	(395,538)	—	—	—	—	—	—	—	(395,395)	—	(143)
Unrealized gains from available for sale securities	523	—	—	—	—	—	—	—	—	523	—
Foreign currency translation loss	31	—	—	—	—	—	—	—	—	31	—

Comprehensive loss	(394,984)

Balance at December 31, 2009	$321,030	125,282,740	$124	$746,077	6,572,096	$(4,810)	13,032,098	$(14,000)	$(409,166)	$643	$2,162

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,		May 29, 2007 (inception) through December 31, 2007
	2009	2008
Operating activities
Net (loss) income	$(395,538)	$(14,740)	$1,146
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Interest earned on cash and cash equivalents held in trust	—	(1,256)	(1,489)
Deferred taxes	—	312	(72)
Depreciation	2,674	212	—
Amortization	2,576	397	—
Stock-based compensation	2,894	—	—
Goodwill impairment	357,545	—	—
Write off of other assets	3,933	—	—
Impairment of property, plant and equipment	6,781	—	—
Loss on deconsolidation of Shen Yang (Note 4)	5,341	—	—
Bad debt expense	9,346	—	—
Provision for obsolete inventory	837	—	—
Restructuring costs	540	—	—
Income from equity method investment	(47)	(4)	—
Other	79	(3)	—
Changes in operating assets and liabilities, net of business acquisitions and purchase price adjustments (Note 3):
Accounts receivable	(8,098)	(2,116)	—
Inventory	(1,362)	95	—
Deposits	494	(147)	—
Other receivables	9	(1,497)	—
Prepaid expenses	(1,451)	2,291	(142)
Accounts payable and accrued expenses	7,943	(1,934)	113
Deferred revenues	(878)	694
Acquisition consideration payable	—	(1,060)	—
Due to related parties	1,277	858	—
Income tax payable	114	(1,381)	—
Other assets	(1,057)	—	1,243

Net cash (used in) provided by operating activities	(6,048)	(19,279)	799

Investing activities
Payments made in connection with acquisition of China Water (Note 3)	—	(48,337)	—
Payments made in connection with HWR acquisition, no cash acquired (Note 3)	(16,566)	—	—
Cash paid for equity investment	(7,182)	—	—
Payments made in connection with Harbin acquisition, net of cash acquired of $168 (Note 3)	(1,193)	—	—
Purchase of available-for-sale securities	(148,194)	(38,501)	—
Proceeds from sale of available-for-sale securities	85,153	—	—
Purchase of certificates of deposit	—	(10,000)	—
Purchase of property plant and equipment	(34,802)	(1,109)	—
Cash released from trust account	—	403,215	—
Cash held in trust account	—	—	(428,071)

Net cash (used in) provided by investing activities	(122,784)	305,268	(428,071)

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

	For the year ended December 31,		May 29, 2007 (inception) through December 31, 2007
	2009	2008
Financing activities
Payment on long term debt agreements	(278)	(5)	—
Borrowings under revolving credit facility	1,983	—	—
Cash paid to repurchase warrants	(4,405)	(405)	—
Cash paid to purchase treasury stock	(14,000)	—	—
Cash paid for equity offering costs	—	(4,859)	—
Proceeds from note to stockholder	—	—	258
Repayment of note to stockholder	—	—	(258)
Proceeds from public offering, net	—	—	421,077
Proceeds from issuance of warrants	—	—	7,000
Proceeds from issuance of securities to initial stockholders, net	—	—	67

Net cash (used in) provided by financing activities	(16,700)	(5,269)	428,144

Net (decrease) increase in cash	(145,532)	280,720	872
Cash and cash equivalents—beginning of period	281,683	872	—
Effect of change in foreign exchange rate on cash and cash equivalents	(101)	91	—

Cash and cash equivalents—end of period	$136,050	$281,683	$872

Non-cash investing and financing activities
Deferred underwriting discounts and commissions paid from Trust account	$—	$(19,482)	$19,482
Redemption of founding stockholders’ shares	$—	$—	$4
Repurchase of shares from dissenting shareholders paid from Trust account	$—	$(8,119)
Supplemental cash flow information:
Cash paid for interest	$(17)	$—	$4
Cash paid for income taxes	$(143)	$(5,377)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Nature of Business Operations

Heckmann Corporation (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective was to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. On May 19, 2008, Heckmann Corporation and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Acquisition Sub”), entered into an agreement and plan of merger and reorganization with China Water and Drinks, Inc., a Nevada corporation (“China Water”). China Water and subsidiaries is engaged in the manufacture of bottled water products and operates eight bottled water production plants in the People’s Republic of China (“PRC” or “China”). China Water produces and markets bottled water products under the brand name “Darcunk” and “Grand Canyon” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry. On October 30, 2008, the Company and Acquisition Sub completed the acquisition of China Water pursuant to a merger agreement, as amended, with Acquisition Sub remaining as the surviving entity. Substantially all activities through October 30, 2008 related to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses. Prior to October 30, 2008 the Company was in the development stage. For accounting purposes the acquisition has been treated as a business purchase combination, with the results of China Water included in the consolidated financial statements subsequent to the acquisition date (Note 3).

On July 1, 2009, the Company’s wholly-owned subsidiary, Heckmann Water Resources Corporation, a Texas corporation (“HWR”), completed the purchase of the limited liability company interests of Charis Partners, LLC, a Texas limited liability company, and substantially all of the assets of Greer Exploration Corporation, a Louisiana corporation, and Silversword Partnerships, each a Texas limited partnership, pursuant to an asset purchase agreement dated April 22, 2009. The business acquired under the agreement is a multi-modal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations (the “Saltwater Disposal and Transport Business”) (Note 3).

Effective with the July 1, 2009 acquisition of the Saltwater Disposal and Transport Business, the Company has two reportable segments, which as of December 31, 2009 were referred to as China Water and HWR.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation.

Economic and Political Risks

A significant portion of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Method Investments

Investee entities in which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and an ownership level of, generally, 20% to 50% of the voting securities of the company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments of the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company holds a 48% equity investment in China Bottles Inc. (“China Bottles”) (formerly Hutton Holdings Corporation) through its subsidiary China Water.

Investments

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, contingencies and litigation. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s consolidated financial statements.

Foreign Currency Translation

The functional currency of the Company’s PRC subsidiaries is the Chinese Renminbi, (“RMB”). The RMB is not freely convertible into foreign currencies. The functional currency of the Company’s BVI subsidiary and its Hong Kong subsidiaries is the Hong Kong Dollar (“HKD”). The Company’s PRC, BVI and Hong Kong subsidiaries’ financial statements are maintained in their functional currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are included in foreign exchange adjustment recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Translation rates applied are as follows:

	December 31, 2009	December 31, 2008
Year end RMB : USD exchange rate	6.863	6.854
Year average RMB : USD exchange rate	6.841	6.854
Year end HKD : USD exchange rate	7.755	7.750
Year average HKD : USD exchange rate	7.752	7.751

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Subsequent to December 31, 2009, the RMB foreign exchange rates continued to experience a rise against the USD. Through March 1, 2010, the RMB: USD ratio ranged from a high of 6.877 to a low of 6.771, closing at 6.797 at March 1, 2010 with an average of 6.716.

Concentrations of Customer and Supplier Risk

None of the Company’s customers comprise 10% or more of accounts receivable at December 31, 2009 or 2008.

One customer comprised 57% of revenues for the year ended December 31, 2009 and two customers comprised 12% and 10% of post-acquisition revenues for the period from October 31, 2008 through December 31, 2008, respectively. The Company did not have any customers prior to its acquisition of China Water.

The Company purchased 73% and 47% of its raw materials from five vendors during the year ended December 31, 2009 and the post-acquisition period from October 31, 2008 through December 31, 2008, respectively. The Company believes that alternative vendors could be secured without interruption to operations. The Company did not make raw materials purchases prior to its acquisition of China Water. Both of these concentrations are within the Company’s bottled water products segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the United States, China and Hong Kong, with a majority of those balances maintained in USD. Balances at financial institutions or PRC state-owned banks are not covered by insurance. The Company has not experienced any historical losses in such accounts and believes that the risk of any loss is minimal. A majority of the funds held in the United States are invested in one or more institutional money market funds.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, net

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of December 31, 2009, the allowance for doubtful accounts was approximately $0.9 million.

Inventories, net

Inventories consist of raw materials to produce plastic bottles, caps and labels, work in progress and finished goods, and are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average cost method. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. As of December 31, 2009, gross inventories were comprised of approximately $2.6 million of raw materials, $0.5 million of work in process, and $0.6 million of finished goods. As of December 31, 2008, inventories were comprised of approximately $1.8 million of raw materials and $0.4 million of finished goods. The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. Management determined that a reserve for obsolescence of approximately $0.8 million was necessary as of December 31, 2009. No reserve for obsolescence was necessary as of December 31, 2008.

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

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired (Note 3). Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company performs its impairment annually during the third quarter of each fiscal year.

However, based on the work performed in connection with the Company’s filing of its quarterly report on Form 10-Q for the quarterly period ended March 31, 2009, management concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, effective March 31, 2009, the Company recorded a $184.0 million non-cash goodwill impairment charge, representing management’s best estimate of the impairment loss at that time. As of March 31, 2009, the purchase price allocation was not considered final, as management, along with the Company’s independent valuation advisors, were still reviewing all of the underlying assumptions and calculations used in the allocation. In October 2009, the Company finalized the assumptions and calculations used in the preliminary purchase price allocation. Management then completed the Company’s second step of its goodwill impairment test, which was begun in April 2009, as disclosed in previous Form 10-Q filings.

As a result of the completion of the second step of the goodwill impairment test, management determined that the implied fair value of goodwill was less than the carrying value of goodwill by approximately $178.5 million, which was recorded as a non-cash goodwill impairment charge in the third quarter of 2009. As of December 31, 2009, remaining goodwill of our China Water reporting unit is $6.3 million (Note 3).

The Company’s amortizable intangible assets include registered trademarks, customer relationships and distribution networks acquired in the acquisition of China Water and HWR (Note 8). These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 14 years.

Accounting for the Impairment of Long-Lived Assets

In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. During the third quarter of 2009, the Company determined that certain of its long-lived assets were impaired resulting in a charge to operations of approximately $6.2 million (Note 7).

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended December 31, 2009, 2008 or for the period from May 29, 2007 (inception) through December 31, 2007.

Retirement Benefits

PRC regulations mandate companies to contribute funds into the national retirement system managed by the government, which benefits qualified employees based on where they were born within the country. The Company records any required contribution as payroll tax expense. The Company provides no other retirement benefits to its employees. The Company recorded approximately $136,000 and $23,000 of retirement benefits expense for the year ended December 31, 2009 and the post-acquisition period from October 31, 2008, the date the Company acquired China Water, through December 31, 2008, respectively. The Company did not have any retirement benefits expense prior to its acquisition of China Water.

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

Shipping and Handling Costs

In accordance with authoritative guidance, shipping and handling costs incurred in bringing finished products or raw materials to our warehouses are capitalized as part of inventory and relieved in cost of sales when a sale occurs. The Company does not bill customers for shipping and handling costs. Shipping and handling costs related to the movement of finished goods from the Company’s warehouses to the customer locations are reflected in selling, general and administrative expenses. Shipping and handling costs amounted to approximately $1,206,500 and $137,500 for the year ended December 31, 2009 and the post-acquisition period from October 31, 2008, the date of the Company’s acquisition of China Water, through December 31, 2008, respectively. Prior to the Company’s acquisition of China Water, its shipping and handling costs were de minimis.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”). Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants. At December 31, 2009, 2008 and 2007, the Company’s dilutive securities

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include 71,493,593, 76,973,621, and 76,646,800 warrants and options exercisable for common stock. These dilutive securities have been omitted from the computation of dilutive loss per share for the years ended December 31, 2009 and 2008 because the effect would be anti-dilutive. For the period from May 29, 2007 through December 31, 2007, the dilutive securities have been omitted from the computation of dilutive income per share since their exercisability as of December 31, 2007 was contingent upon the latter of November 9, 2008 or the successful completion of a business combination. Also excluded from the computation of EPS are 3,500,000 and 16,532,100 shares held in escrow as of December 31, 2009 and 2008, respectively, pursuant to the majority stockholder consent agreement entered into on May 19, 2008, as amended, in connection with the acquisition of China Water between the Company and Mr. Xu Hong Bin. On March 13, 2009, 13,032,100 of those shares were released from escrow pursuant to an escrow resolution and transition agreement among the Company, China Water, Mr. Xu Hong Bin and his affiliate, and are subject to cancellation by the Company as of May 4, 2009 (Note 12).

For the purpose of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares and although classified as issued, are not included in the basic weighted average number of shares outstanding until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in the diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

Restructuring and exit activities

Restructuring and exit activities generally include significant actions involving employee-related termination costs, contract termination charges and other charges associated with such actions. Employee-related termination charges are based upon distributed employment policies and substantive severance plans and are reflected in the quarter in which management approves the associated actions. Employee-related amounts for which affected employees are required to render service in order to receive benefits at their termination dates are measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provides notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. During the third quarter of 2009, management approved and committed to undertake certain restructuring actions relating to its Beijing facility. These plans were undertaken, in part, to improve the operational capabilities of China Water. Costs expected to be incurred relating to these actions primarily include employee-related termination costs of $0.1 million and contract termination costs of $0.4 million. The workforce reductions were completed as of December 31, 2009. The Company expects to recognize approximately $0.2 million subsequent to the year ended December 31, 2009.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation.

Comprehensive Income

Unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments are included in comprehensive income (loss).

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to the short-term nature of these instruments. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions (Note 6).

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

Effective January 1, 2009, the Company implemented the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance for business combinations. This revised guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Previously, post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions were generally required to be recorded as an increase or decrease to goodwill. The revised guidance does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, regardless of the guidance used to initially account for the business combination, will be recognized in current period income tax expense. The Company accounted for its acquisition of the Salt Water Disposal business on July 1, 2009 and Harbin Taoda on April 11, 2009 in accordance with this guidance (Note 3). Therefore, the adoption of the revised guidance had an impact on the Company’s consolidated financial statements for the year ended December 31, 2009. The nature and magnitude of the specific effects in future periods will depend upon the nature, terms and size of the acquisitions consummated after the authoritative guidance’s effective date of January 1, 2009.

Effective January 1, 2009, the Company adopted the revised authoritative guidance for the accounting treatment afforded preacquisition contingencies in a business combination. Under the revised guidance, an acquirer is required to recognize at fair value an “asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the liability can be determined during the measurement period.” If the acquisition-date fair value cannot be determined, the acquirer mustl apply the authoritative guidance used to evaluate contingencies to determine whether the contingency should be recognized as of the acquisition date or after the acquisition date. The adoption of the revised guidance will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the authoritative guidance’s effective date of January 1, 2009.

Effective January 1, 2009, the Company implemented the FASB’s revised authoritative guidance for consolidation, which addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the revised guidance impacted the Company’s consolidated financial statements, and resulted in the Company reclassifying financial statement line items within its consolidated balance sheets, statements of operations, and statements of stockholders equity for prior periods to conform to this standard.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2009, the Company adopted the FASB’s revised authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective April 1, 2009, the Company adopted the FASB’s revised authoritative guidance for fair value measurements which clarifies the measurement of fair value in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. The Company also adopted additional authoritative guidance for determining whether a market is active or inactive and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (financial and nonfinancial) and requires enhanced disclosures. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective April 1, 2009, the Company adopted authoritative guidance which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this guidance, which applies to investments in debt securities, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the substance of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

Recently Issued Accounting Standards

In June 2009, the FASB issued revised authoritative guidance that, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective for years beginning January 1, 2010. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

Note 3—Business Acquisitions

Acquisition of Charis Partners, LLC, Greer Exploration Corporation, and Silversword Partnerships

On July 1, 2009 (the “Closing Date”), the Company, through HWR, completed the purchase of all the limited liability company interests of Charis Partners, LLC and all of the assets of Greer Exploration Corporation and Silversword Partnerships pursuant to an asset purchase agreement, dated April 22, 2009, for an initial payment of approximately $23 million consisting of cash totaling $17 million and the issuance of 1,576,577 shares of its common stock (valued at approximately $6.1 million based on the market price of the Company’s

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock as of July 1, 2009) to the various sellers. These assets underlie a multi-modal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations.

In addition to the initial payment, the Company will make quarterly cash payments of $175,000 from July 2009 through April 2012 (totaling $2,100,000) and may be obligated to make additional payments of $10 million upon the achievement of certain financial performance targets in 2010 and 2011. To the extent earned, this contingent consideration will be paid in Company common stock.

Purchase Price

The acquisition was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations.

The estimated purchase price was determined as follows (in thousands):

Cash paid to sellers	$16,566
Market value of Company common stock issued on the Closing Date	6,101
Cash to be paid to sellers in quarterly installments, fair value	1,784
Acquisition consideration payable	900
Contingent consideration, due on achieving milestones	7,887

Total purchase price	$33,238

The contingent consideration arrangement requires the Company to pay an additional amount not to exceed $10 million in common stock in the event that specified profitability targets are achieved. As of December 31, 2009, the total number of shares that would be issued under this arrangement would be approximately 2.0 million shares based on the quoted market price of the Company’s common stock. The fair value of the contingent consideration at the Closing Date was determined to be approximately $7.9 million using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the authoritative guidance for fair value measurements. (Note 6). The key assumptions in applying this approach were the discount rate and the probability assigned to the performance targets being achieved. In accordance with the authoritative guidance for business combinations, the contingent consideration is considered to be equity and accordingly was included in additional paid-in capital.

The allocation of the purchase price is based on management’s and its independent valuation advisors’ determination of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing Date. The following table summarizes the allocation of the purchase price (in thousands):

	Estimated Fair Value	Estimated Useful Life
Inventory	$1,102
Fixed Assets	6,106	Various
Customer relationships	1,741	9 years
Customer contracts	17,352	15-17 years
Disposal permits	110
Goodwill	7,259
Deferred income tax liabilities	(432)

Total estimated initial purchase price allocation	$33,238

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill related to the acquisition was approximately $7.3 million as of December 31, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and relates to the economies of scale expected from the acquisition. Of the $7.3 million recorded as goodwill, none is expected to be deductible for tax purposes.

The accompanying consolidated statements of operations for the year ended December 31, 2009 reflect the operating results of the HWR assets since the date of the acquisition. The amount of revenue and net income attributable to the acquisition included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2009 are approximately $3.8 million and approximately $0.9 million, respectively. For the year ended December 31, 2009, the Company’s consolidated results of operations include acquisition-related expenses of approximately $0.2 million, which are included in general and administrative expenses.

The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the acquisition had occurred as of the beginning of each period presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations. Assuming the HWR acquisition occurred as of the beginning of each period presented, the pro forma unaudited results of operations would have been as follows for the years ended December 31, 2009 and 2008.

	Year ended December 31,
	2009	2008
Revenue	$39,675	$17,507
Net loss	(394,538)	(12,740)
Net income (loss) per share—basic and diluted	$(3.60)	$(0.17)

Acquisition of China Water

On October 30, 2008, the Company acquired China Water via a merger transaction. The results of China Water’s operations have been included in the consolidated financial statements of the Company since that date. The aggregate purchase price was approximately $412.5 million, including approximately $45.2 million of cash, common stock valued at approximately $362.3 million and acquisition costs of approximately $5 million. The value of the Company common stock issued to effect the business combination was determined based on the five day trading range beginning two days before a material change to the terms of the China Water acquisition were agreed to and announced on September 26, 2008. The primary reasons leading to the acquisition of China Water are the growth opportunities in the consumption of bottled water in China and China Water’s well-established bottled water platform in the PRC.

In connection with the acquisition of China Water and in order to secure Mr. Xu Hong Bin’s (“the Consenting Shareholder”) obligations under the terms of a majority stockholder consent agreement entered into by the Consenting Shareholder and the Company in connection with the China Water acquisition, the Company placed 16,532,100 shares of the Company’s common stock, issued to the Consenting Shareholder, into escrow. These contingently returnable shares were excluded from the calculation of the purchase price because, as of December 31, 2008, the outcome of the representations and warranties was not determinable beyond a reasonable doubt. Under the terms of the majority shareholder consent agreement, and amendments thereto, the escrow period was originally to extend until March 30, 2010.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A preliminary allocation of the purchase price of China Water to the estimated fair values of the assets acquired and liabilities assumed was made and recorded during the period ended December 31, 2008. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets and allocation to goodwill resulting from the acquisition, was made by the Company’s management and its independent valuation advisor.

In the third quarter of 2009 the Company finalized the assumptions and calculations used in its preliminary purchase price allocation.

The following table summarizes the preliminary and final allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of China Water, including the goodwill impairment charge of $357,545,000 recorded in the nine months ended September 30, 2009. (in thousands):

	Preliminary Purchase Price allocation at October 31, 2008	Final Purchase Price allocation at September 30, 2009
Cash	$1,741	$1,741
Accounts receivable, net	24,344	7,692
Inventories	2,336	2,336
Prepaid expenses	11,275	4,342
Other assets	2,489	1,263
Property plant and equipment	15,537	13,089
Deposits	16,461	1,520
Investment in equity investee	12,960	4,000
Intangible assets	30,513	7,269
Goodwill	315,260	6,341

Total assets	$432,916	$49,593

Accounts payable and accrued liabilities	$13,358	$16,036
Other liabilities	7,050	7,050

Total liabilities assumed	$20,408	$23,086

Total fair value of the net assets acquired	$412,508	$26,507

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s goodwill balance and changes in the carrying amount of goodwill are as follows (in thousands):

Ending balance, December 31, 2008	$315,018
Purchase price adjustment to record a reduction to deposits for acquisitions	10,811
Purchase price adjustment in connection with cancelling 12,027,900 shares issued in connection with the China Water acquisition	(100,313)
Preliminary estimated impairment loss	(184,000)
Other	(182)

Ending balance, March 31, 2009	41,334
Adjustment in connection with cancelling 12,027,900 shares issued in connection with the China Water acquisition reflecting 3,361,000 shares actually cancelled (Note 13)	72,282
Carrying value in excess of fair value of certain acquired assets and assumed liabilities	31,618
Carrying value in excess of fair value of property plant and equipment and intangible assets	25,692
Carrying value in excess of fair value of investment in equity investee	8,960
Non-cash impairment loss	(173,545)

Goodwill in connection with the acquisition of China Water	6,341
Goodwill recorded in connection with the acquisition of the Saltwater Disposal Business	7,257

Ending balance, December 31, 2009	$13,598

In March 2009, the Company recorded a purchase accounting adjustment of approximately $100.0 million to reflect approximately 12.0 million shares of Company common stock previously issued in connection with its acquisition of China Water that are now subject to cancellation (although the Company intends to cancel a total of approximately 15.5 million shares of common stock issued in connection with the merger, the purchase price adjustment was only affected by the cancellation of 12.0 million shares because the remaining 3.5 million shares subject to cancellation were originally excluded from the purchase price as escrowed contingently returnable shares). Consequently, the Company reduced equity by approximately $100.0 million for the value of the shares as of the date of acquisition and reduced goodwill by the same amount. In March 2009, the Company also recorded a purchase accounting adjustment of approximately $10.8 million to reduce deposits for acquisitions and increase goodwill by the same amount. The Company recorded these deposits in its initial purchase price allocation, however subsequent to the issuance of its December 31, 2008 consolidated financial statements the Company determined that these deposits were not recoverable at the date of acquisition. Based on the work performed in connection with filing of the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2009, management concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, effective March 31 2009, the Company recorded a $184.0 million non-cash goodwill impairment charge, representing management’s best estimate of the impairment loss. As of March 31, 2009, the purchase price allocation was not considered final as management, along with the Company’s independent valuation advisors, were still reviewing all of the underlying assumptions and calculations used in the allocation.

In October 2009, the Company finalized the assumptions and calculations used in the preliminary purchase price allocation. In the process of finalizing the preliminary allocation management considered further declines in projected sales volumes and cash flow projections, a revised lower outlook for China Water’s operating results, and pending litigation between the Company and Xu Hong Bin (Note 12), the former President and Chairman of China Water. As a result, management determined that its initial purchase price allocation for certain acquired assets and assumed liabilities, were not recoverable at the date of acquisition. In addition, management, along with the Company’s independent valuation advisors, finalized the valuations of property, plant and equipment intangible assets, and the investment in equity investee. Accordingly, the Company reduced estimated values for certain acquired assets and assumed liabilities, property plant and equipment and intangible assets, and the

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment in equitee investee by, approximately $36.6 million, $25.7 million, and $9.0 million, respectively and increased goodwill. Management then completed the Company’s second step of its goodwill impairment test, which was begun in April 2009, as disclosed in previous Form 10-Q filings. The second step of the goodwill impairment test involved determining the implied fair value of goodwill by allocating the fair value to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill.

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

Acquisition of Harbin Taoda Drinks, Ltd.

The Company acquired 67% of Harbin Taoda, a bottled water manufacturer located in Harbin Province, China, on April 1, 2009. The results of Harbin Taoda are included in the Company’s consolidated financial statements from the date of acquisition. The aggregate purchase price of $1.3 million consisted primarily of accounts receivable and property and equipment. There was no goodwill associated with the acquisition.

Note 4—Deconsolidation

In August 2007, Pilpol, a Hong Kong company and an indirect wholly-owned subsidiary of China Water, entered into a stock purchase agreement with Haoyang Bian, pursuant to which Mr. Bian agreed to sell to Pilpol 67% of the equity interests of ShenYang Aixin Company Limited, a company formed in accordance with the laws of the PRC (“ShenYang Aixin”). In September 2007, Shenyang Yuchinchuan Economic and Trade Limited, a company formed in accordance with the laws of the PRC (“Yuchinchuan”), became the sole equity holder of ShenYang Aixin. At such time, Haoyang Bian owned 90% of the equity of Yuchinchuan. In October 2007, ShenYang Aixin was converted into a Sino-foreign equity joint venture company and Pilpol and Yuchinchuan entered into a cooperative joint venture agreement (the “CJV Agreement”). In December 2007, Pilpol, Haoyang Bian and Yuchinchuan entered into an amendment to the stock purchase agreement to, among other things, memorialize the foregoing and to confirm the sale by Yuchinchuan to Pilpol of 67% of the equity interests of ShenYang Aixin.

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

As a result, and effective September 30, 2009, the Company deconsolidated ShenYang Aixin. The deconsolidation was attributable to other than a nonreciprocal transaction and accordingly a loss of $5.3 million was recorded in the twelve months ended December 31, 2009 that represents the aggregate of the carrying amount of the noncontrolling interest and the carrying amount of ShenYang Aixin’s net assets as of the date of deconsolidation, which is included in general and administrative expenses in the statement of operations. The fair value of the retained non-controlling interest in ShenYang Aixin was determined to be zero as of the date of deconsolidation (Note 6).

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of December 31, 2009 and 2008 are as follows (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2009
Held-to-maturity:
Certificates of deposit	1	$10,513	—	—	$10,513

Available-for-sale:
Current:
U.S. Government Agencies	1	$605	$1	—	$606
Corporate Notes	1	15,213	201		15,414

		$15,818	$202	—	$16,020

Noncurrent:
U.S. Government Agencies	2-3	$48,570	$67	$54	$48,583
U.S. Government Securities	2-3	1,023	10	—	1,033
Corporate Notes	2-3	36,209	813		37,022

		$85,802	$890	$54	$86,638

		$101,620	$1,092	$54	$102,658

December 31, 2008
Held-to-maturity:
Certificates of deposit	1	$10,000	—	—	$10,000

Available-for-sale:
Noncurrent:
U.S. Government Agencies	2	$28,288	$85	—	$28,373
Corporate Notes	2	10,339	5		10,344

		$38,627	$90	—	$38,717

Scheduled maturities of available-for-sale and held to maturity securities as of December 31, 2009 are as follows (in thousands):

	Amortized Cost	Fair Value
2010	$26,331	$26,533
2011	73,251	74,122
2012	12,551	12,516

	$112,133	$113,171

Investment in Underground Solutions, Inc.

On May 6, 2009, the Company purchased approximately 7% of the equity of Underground Solutions, Inc., (“UGSI”), a water infrastructure and pipeline supplier located in Poway, California for approximately $6.8 million in cash. On December 10, 2009, the Company purchased 1.0 million preferred shares of UGSI for approximately $0.4 million in cash. Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Accordingly, this investment is accounted for under the cost method. The Chief Executive Officer of UGSI serves as a member of the Board of Directors of the Company.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Fair Value Measurements

Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles, and expands disclosures about fair value measurements. The Company measures certain assets at fair value and thus there was no impact on the Company’s consolidated financial statements upon adoption of the guidance, other than the additional disclosure requirements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	December 31, 2009	Significant Other Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,513	$10,513	$—	$—
U.S. Government Agencies	49,189	49,189	$—	$—
Corporate Notes	52,436	52,436	—	—
U.S. Government Securities	1,033	1,033	—	—

Total Marketable Securities	$113,171	$113,171	$—	$—

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

	Impairment Charge	New Cost Basis	Level Used to Determine New Cost Basis
			Level 1	Level 2	Level 3
Goodwill	$357,545	$6,341			$6,341
Equity method investment in ShenYang	1,212	—			—
Property, plant and equipment	6,781	—			—

The Company recognized a non-cash charge of approximately $357.5 million during the year ended December 31, 2009 related to the impairment of goodwill applicable to the acquisition of China Water. The carrying value of the asset prior to the impairment was approximately $363.9 million (including purchase price adjustments of approximately $54 million) (Note 3). The estimated fair value of the asset at December 31, 2009 is approximately $6.3 million and was based on Level 3 inputs. The fair value of the China Water assets was estimated using a discounted cash flow model, considering future anticipated revenues, operating costs, a risk adjusted discount rate, and other factors.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized an other-than-temporary decline of $1.2 million respective of the retained non-controlling interest in ShenYang. Subsequent to the deconsolidation of ShenYang, management determined that the retained non-controlling interest was of no value and accordingly fully-impaired this asset as of September 30, 2009. This expense was included in operations for the twelve month period ended December 31, 2009.

The Company also recognized an impairment charge of $6.8 million relating primarily to construction in process of $3.8 million and property, plant and equipment associated with exiting its Beijing facility of $2.4 million. Management determined that the carrying amount of these assets could not be recovered as of September 30, 2009 and in management’s judgment these assets were fully-impaired. This expense was included in operations for the twelve month period ended December 31, 2009.

Effective January 1, 2009, the Company implemented the authoritative guidance for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. As the Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be remeasured at fair value, the adoption of this guidance did not have a material impact on the financial position or results of operations. However, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event it completes an acquisition or incurs asset impairment in future periods.

Note 7—Property, Plant and Equipment, net

Property, plant and equipment consist of manufacturing facilities and equipment owned and operated in China as well as the Company’s water transport pipeline in Texas and Louisiana as follows as of December 31, 2009 and 2008 (in thousands):

	Year ended December 31,
	2009	2008
At cost:
Buildings	$4,312	$4,409
Machinery and equipment	23,936	8,770
Motor vehicles	859	336
Office equipment	744	297

	29,851	13,812

Less: accumulated depreciation
Buildings	63	25
Machinery and equipment	2,831	157
Motor vehicles	249	10
Office equipment	130	20

	3,273	212

Construction in process	26,942	2,301

Plant and equipment, net of accumulated depreciation	$53,520	$15,901

Depreciation expense for the year ended December 31, 2009 and for the two months ended December 31, 2008 was approximately $2,674,000 and $212,000, respectively. Of the $2,674,000 in depreciation expense for the year ended December 31, 2009, approximately $1,986,000 was recorded in cost of goods sold and approximately $688,000 was recorded in general and administrative expense, respectively. Of the $212,000 in depreciation expense for the two months ended December 31, 2008, approximately $168,000 was recorded in cost of goods sold and approximately $44,000 was recorded in general and administrative expense, respectively.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Intangible Assets

Intangible assets consisted of the following as of December 31, 2009 and 2008 (dollars in thousands):

	Weighted- Average Amortization (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
As of December 31, 2009:
Trade name and trademarks	20	$3,602	$(723)	$2,879
Customer relationships	7	1,928	(204)	1,724
Distribution network	7	3,480	(2,028)	1,452
Disposal permits	10	111	(11)	100
Customer contracts	15-17	17,352	—	17,352

	13	$26,473	$(2,966)	$23,507

As of December 31, 2008:
Trade name and trademarks	20	$6,020	$(50)	$5,970
Customer relationships	7	2,482	(59)	2,423
Distribution network	7	22,010	(524)	21,486

	8	$30,512	$(633)	$29,879

Estimated amortization expense of the next five years and thereafter is as follows (in thousands):

2010	$1,701
2011	1,701
2012	1,701
2013	1,701
2014	1,701
Thereafter	15,002

Total	$23,507

Amortization expense for year ended December 31, 2009 and for the two months ended December 31, 2008 was $2,576,000 and $397,000, respectively.

Note 9—Note Payable to Affiliate and Related Party Transactions

In 2007, Mr. Richard J. Heckmann, Chairman of the Board and Chief Executive Officer of the Company, loaned $258,300 to the Company to fund a portion of the expenses owed to third parties. The loan accrued interest at a rate of 3.60% per year and became payable upon the consummation of the Company’s initial public offering. The note was fully repaid on November 16, 2007, including accrued interest of $4,153.

In 2007, Mr. Heckmann was also paid a monthly fee of $10,000, beginning upon the consummation of the Offering, for certain administrative services, including office space, utilities, and secretarial support. This arrangement was solely for the Company’s benefit and was not intended to provide its officers with compensation in lieu of salary. These payments ceased effective with the Company’s acquisition of China Water on October 30, 2008.

On November 16, 2007, Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, purchased 5,000,000 sponsor warrants at a price of $1 per warrant. Subsequently, the 5,000,000 sponsor warrants

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

held by Heckmann Acquisition, LLC were transferred to Heckmann Enterprises, Inc., an entity owned and controlled by Mr. Heckmann. In addition, on November 16, 2007, 2,000,000 sponsor warrants were sold to our directors other than Mr. Heckmann for an aggregate purchase price of $2,000,000.

During 2009 the General Manager of Harbin Toada Drinks, Ltd., loaned approximately $1.3 million to the Company to fund the purchase of new equipment for the Harbin and Changsha factories. The Company plans to repay this amount in 2010.

Note 10—Equity and Stock-Based Compensation

Founders’ Units

On June 21, 2007, the Company sold 14,375,000 units for an aggregate purchase at a price of $71,875 or $0.005 per unit, to the Company’s founders. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. Upon the consummation of the Offering and the partial exercise of the over-allotment option by the underwriters, 845,000 units were redeemed for $4,225. Of the remaining founders’ units and net of redemption, 13,152,746 founders’ units were issued to Heckmann Acquisition, LLC.

Initial Public Offering

On November 16, 2007, the Company sold 54,116,800 units (“Units”) in its initial public offering at a price of $8.00 per Unit and received proceeds of $428,071,040, net of underwriting discounts and commissions of $10,823,360 (including $19,482,048 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). Each Unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common stock purchase warrant (“Warrant(s)”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 per share commencing on November 9, 2008. The Warrants will expire on November 9, 2011 or earlier upon redemption. The Company may redeem the Warrants for a redemption price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the Company’s common stock has been at least $11.50 on 20 of the 30 trading days ending on the third day prior to the day on which notice is given. All Warrants that were issued in the Offering are still outstanding and unexercised.

In accordance with the warrant agreement related to the Warrants, the Company is required to use its best efforts to effect the registration of the shares of common stock underlying the Warrants. The Company has satisfied this obligation. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Sponsors’ Warrants

Preceding the Company’s initial public offering, the initial stockholders of the Company purchased an aggregate of 7,000,000 warrants at $1.00 per warrant from the Company in a private placement offering. The warrants sold in the private placement were identical to the Warrants sold in the Company’s initial public offering except that the initial stockholders’ warrants are not redeemable by the Company as long as they are held by the initial stockholders. The initial stockholders’ warrants are entitled to registration rights and the Company has satisfied its obligations with respect thereto. The 7,000,000 warrants are all still outstanding and unexercised.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2009, no shares of preferred stock were outstanding.

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

On August 13, 2009, the Company granted 520,000 common stock options under the terms of the 2009 Plan, all of which vest over a three year service period. The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock awards granted in the year ended December 31, 2009 are as follows:

Volatility	33.9%
Expected term (years)	4.5
Risk free interest rate	3.49%
Expected dividend yield	0.0%

Stock-based compensation expense is included in general and administrative expense in the statement of operations and totals approximately $136,200 for the year ended December 31, 2009.

As of December 31, 2009, there was approximately $0.9 million of unrecognized compensation expense for stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years. There were no stock options exercisable at December 31, 2009.

Following is a summary of stock option activity through December 31, 2009 under the 2009 Plan:

	Underlying Shares	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2009
(In thousands, except per share data)
Outstanding at December 31, 2008	—	—
Granted	520	$3.98
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2009	520	$3.98	9.6	$525,200
Exercisable at December 31, 2009	—	—	—	—
Vested or Expected to Vest at December 31, 2009	—	—	—	—

The weighted-average fair value of options granted in the year ended December 31, 2009 was $2.04 per share. The aggregate intrinsic value of options at December 31, 2009 is based on the Company’s closing stock price on December 31, 2009 of $4.99.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Common Stock

During the year ended December 31, 2009, approximately 600,000 shares of time-vesting restricted common stock were granted to employees at a grant date fair value of $4.20 per share and 378,330 shares vested. The Company issued 260,840 shares to its employees and consultants as the vested shares were issued net of the number of equivalent shares required to pay related payroll taxes. For the year ended December 31, 2009, the Company recorded $1,841,568 of stock based compensation related to these shares of restricted common stock resulting in an increase to equity of approximately $1.4 million net of shares withheld to pay payroll taxes. At December 31, 2009, there was approximately $363,400 of unrecognized compensation expense related to non-vested shares. This cost is expected to be recognized over a weighted average period of 1.1 years.

Stock and Warrant Repurchase Program

On October 30, 2008, the Company announced that its board of directors approved a discretionary equity buy-back plan for the repurchase of the Warrants. Under the plan, the Company may purchase Warrants in open market and in private transactions through December 31, 2009. In August 2009, the Board of Directors approved a one-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws. Through December 31, 2009, no shares of the Company’s common stock were purchased. Through December 31, 2009 the Company purchased 6,572,096 warrants for cash of $4,810,000, which have been recorded in a manner similar to treasury stock using the cost method.

Note 11—Income Taxes

The Company’s provision for income taxes consists of:

	Year ended December 31,		May 29, 2007 (inception) to December 31, 2007
	2009	2008
Current income tax expense:
Federal	$649	$2,242	$1,038
State	25	740	205
Foreign	—	416	—

Total current	$674	$3,398	$1,243

Deferred income tax expense:
Federal	(754)	390	(72)
Foreign	78	(78)	—

Total deferred	$(676)	$312	$(72)

Total income tax expense	$(2)	$3,710	$1,171

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the actual income tax expense and that computed by applying the United States federal income tax rate of 35% to pretax income is summarized below:

	Year ended December 31,		May 29, 2007 (inception) to December 31, 2007
	2009	2008
U.S. federal income tax	35.00%	35.00%	35.00%
U.S. personal holding company tax	0.00%	0.74%	9.75%
State and local income taxes net of federal Benefit	5.24%	7.38%	5.79%
Unrealized loss on subsidiary	0.00%	-5.45%	0.00%
Unrealized gain on foreign subsidiary	0.00%	4.66%	0.00%
Foreign tax rate difference	1.23%	0.96%	0.00%
Effect of tax holiday	-1.38%	1.89%	0.00%
Transaction costs	-0.15%	-76.66%	0.00%
Minority interest	0.00%	-0.54%	0.00%
Tax-exempt interest income	0.00%	0.93%	0.00%
Impairment and amortization	-36.83%	-1.59%	0.00%
Valuation Allowance	-2.93%	0.00%	0.00%
Other	-0.18%	-0.42%	0.00%

Effective tax rate	0.00%	-33.10%	50.54%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and December 31, 2008 are shown below:

	2009	2008
Deferred tax assets
Other	$64	$—
Reserves	4,364	—
Net operating losses	8,288	79

Total	$12,716	$79
Valuation Allowance	(11,809)	—

Total deferred tax assets	$907	$79

Deferred tax liabilities
Prepaids	$(79)	$(77)
Fixed Assets and Intangibles	(151)	—
Unrealized gains	(423)	—
Contingent Payments	(432)	—

Total deferred tax liabilities	$(1,085)	$(77)

Net deferred tax asset / (liability)	$(178)	$2

The Company has domestic and foreign net operating loss carryfowards that were generated in the years ended December 31, 2009 and 2008. The net operating loss carryforwards are recorded as a deferred tax asset of approximately $8,288,000. Of this total, approximately $1,065,000 of the deferred tax asset relates to United States net operating losses that can be carried forward to December 31, 2030 and approximately $5,376,000 of

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the deferred tax asset relates to net operating losses that were generated in the PRC Subsidiaries and can be carried forward 5 years to the years ending December 31, 2014. Approximately $1,847,000 of the deferred tax asset relates to net operating losses that were generated in the Hong Kong subsidiaries which can be carried forward indefinitely.

Currently, it is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America. Determination of the amount of unrecognized tax liability related to these earning is not practicable.

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI through BVI subsidiaries are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the statutory and effective tax rates for each PRC Subsidiary. ShenYang Aixin is included because prior to its deconsolidation it was a subsidiary of the Company (Note 4):

	Expiration of Tax	Statutory Tax Rate (%) Years Ending		Effective Tax Rate (%) Years Ending
		2009	2008	2009	2008
Heckmann Corporation	N/A	35.00%	35.00%	-0.07%	-33.10%
China Water and Drinks, Inc.	N/A	35.00%	35.00%	-0.07%	-33.10%
Heckmann Water Resources Corporation	N/A	35.00%	N/A	-0.07%	N/A
Gain Dynasty Investments Limited	N/A	0.00%	0.00%	0.00%	0.00%
Fine Lake International Limited	N/A	0.00%	0.00%	0.00%	0.00%
Olympic Forward Trading Company Limited	N/A	17.50%	17.50%	0.00%	0.00%
Pilpol (HK) Biological Limited	N/A	17.50%	17.50%	17.50%	17.50%
Guangdong Taoda Drink Co., Limited	FY 2007	25.00%	25.00%	12.50%	12.50%
Changchun Taoda Beverage Co., Limited	FY 2007	25.00%	25.00%	12.50%	12.50%
Shandong Olympic Forward Drink Co., Limited	FY 2007	25.00%	25.00%	12.50%	12.50%
Nanning Taoda Drink Company	FY 2007	25.00%	25.00%	12.50%	12.50%
Shen Yang Aixin Industry Co., Limited	N/A	25.00%	25.00%	25.00%	25.00%
Favor Start Investments Limited	N/A	17.50%	17.50%	17.50%	17.50%
Prosper Focus Enterprise Ltd.	N/A	17.50%	17.50%	17.50%	17.50%
Guangzhou Grand Canyon Pure Distilled Water Co., Ltd.	N/A	25.00%	25.00%	25.00%	25.00%
Dynamic Castle Holdings Limited	N/A	0.00%	0.00%	0.00%	0.00%
Caesar Holdings Limited	N/A	17.50%	17.50%	17.50%	17.50%
Beijing Changchun Taoda Drink Co., Ltd.	N/A	25.00%	25.00%	25.00%	25.00%
Jewell Success Limited	N/A	0.00%	0.00%	0.00%	0.00%
Harmony Polo Development Ltd.	N/A	17.50%	17.50%	17.50%	17.50%
Changsha Rongtai Packing Containers Co., Ltd.	N/A	25.00%	25.00%	25.00%	25.00%
China Water Drinks (H.K.) Holdings Ltd.	N/A	17.50%	17.50%	17.50%	17.50%
Harbin Taoda Drinks, Ltd.	N/A	25.00%	25.00%	25.00%	25.00%
China Water (Xian) Drinks Co. Ltd.	N/A	25.00%	25.00%	25.00%	25.00%

The Company had only United States operations in 2007 with an effective tax rate of 50.5%

Note 12—Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2014. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options.

Rental expense incurred for noncancellable operating leases was approximately $1,442,000 and $238,000 for year ended December 31, 2009 and the two months ended December 31, 2008, respectively.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, future minimum lease payments under operating leases are as follows (in thousands):

Year ending December 31,
2010	$1,919
2011	1,344
2012	319
2013	105
2014	4

Total future minimum lease payments	$3,691

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

Litigation

On June 1, 2009, Xu Hong Bin, the former President and Chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the Company and our directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of our intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that the Company’s intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that the Company entered into with him, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but indicated that pending resolution of the Xu litigation the Company may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, the Company filed a vigorous answer and countersuit expanding its claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu, and cash misappropriated by Xu. The Company’s affirmative defenses and its countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

In response to the Company’s affirmative defenses and countersuit, Xu tried to circumvent the emerging evidence with a technical motion for partial judgment. It failed. On October 26, 2009, the Court denied Xu’s motion. Xu also asked the Court for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. That also failed. The Court rejected Xu’s arguments as premature. The Court ruled that evidentiary questions of fraud and the voidabilty of contract will remain for later proceedings and trial. The Court also denied Xu’s motion to dismiss the Company’s counterclaims for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. Although the Company’s fraud defenses and countersuit for breach of fiduciary duties remains, the Court has trimmed the pleadings by dismissing the Company’s counterclaims for contract breach and conversion. The Company’s evidence of Xu’s wrongdoing raises serious issues for trial. The Company’s countersuit for Xu’s breach of fiduciary duties and its affirmative defenses to his claims are going forward. In light of the pending litigation, disputed shares will continue to be included in the Company’s outstanding shares until the litigation is finally resolved.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In a companion action also filed in the Delaware Court of Chancery, Xu is seeking an order for legal fee expense reimbursement as a former director for now having to defend against the Company’s countersuit. On December 29, 2009, the Court ruled that reasonable conditions set by our Board of Directors must be met before Xu is entitled to any expense reimbursement, including the condition that Xu provide an irrevocable $900,000 letter of credit in favor of the Company should Xu ultimately not be entitled to reimbursement. As of March 10, 2010, Xu had not posted the letter of credit and the Company has not advanced any monies for legal fee expense reimbursement.

The outcome of this litigation could have a material effect on the Company’s consolidated financial statements.

Cancellation of Common Shares

Previously, the Company initiated cancellation of 15,527,900 common shares that were issued to former China Water management and insiders, and approximately 1.5 million shares underlying warrants issuable to them in connection with the acquisition of China Water. As part of that initiative, on July 18, 2009, the Company entered into a Settlement and Release Agreement with China Water’s former Chief Executive Officer, Chen Xinghua, resulting in the cancellation of 3,361,000 shares. In consideration for Mr. Chen’s entering into and fully performing the agreement, on August 31, 2009, pursuant to the terms of the Settlement and Release Agreement, the Company issued 200,000 restricted shares of common stock to Mr. Chen. The shares issued under the settlement agreement are subject to a two-year lock up. The Company is continuing its share cancellation and recovery initiative and may seek to take other actions against the remaining former insiders of China Water.

In addition, the Company is subject to claims and litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.

Note 13—Segments

The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. Management evaluates performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2. The Company’s two reportable segments were referred to as China Water and HWR. The HWR segment includes a network of water disposal, treatment, and pipeline transport facilities in Texas and Louisiana. As of December 31, 2009, the China Water segment includes a variety of consumer beverage products including natural mineral water, spring water, purified, flavored, and oxygenated water. Upon the establishment of the Company’s joint venture with Energy Transfer Partners, L.P. on February 9, 2010 (Note 15) the Company began referring to its China Water segment as its international segment and its HWR segment as its domestic segment which includes HWR and the joint venture.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below summarize information about reported segments for 2009, 2008, and 2007 (in thousands):

	China Water	HWR	Corporate	Total
Year Ended December 31, 2009
Sales	$32,155	$3,820	$—	$35,975
Gross profit	7,521	1,720	—	9,241
Depreciation and amortization	4,544	706		5,250
Interest income	—	—	3,928	3,928
Capital expenditures	14,832	26,747	—	41,579
Investment in equity method investee	4,047	—	—	4,047
Goodwill	6,341	7,257	—	13,598
Total assets	56,541	63,996	244,452	364,989

Year Ended December 31, 2008
Sales	10,507	—	—	10,507
Gross profit	3,260	—	—	3,260
Depreciation and amortization	609	—	—	609
Interest income	—	—	10,940	10,940
Capital expenditures	1,109	—	—	1,109
Investment in equity method investee	12,964	—	—	12,964
Goodwill	315,018	—	—	315,018
Total assets	431,776	—	331,317	763,093

Year Ended December 31, 2007
Sales	—	—	—	—
Gross profit	—	—	—	—
Depreciation and amortization	—	—	—	—
Interest income	—	—	2,486	2,486
Capital expenditures	—	—	—	—
Investment in equity method investee	—	—	—	—
Goodwill	—	—	—	—
Total assets	—	—	430,647	430,647

The following information is by geographic area (in thousands):

	China	United States	Total
Year Ended December 31, 2009
Sales	$32,155	$3,820	$35,975
Long-lived assets, net	20,663	32,857	53,520

Year Ended December 31, 2008
Sales	10,507	—	10,507
Long-lived assets, net	15,901	—	15,901

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008.

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	Amount	Amount	Amount(2)	Amount
	(in thousands, except per share data)
Net revenues	$7,803	$8,277	$11,235	$8,660
Gross profit	$2,612	$2,041	$2,247	$2,341
Net loss	$(186,163)	$(3,154)	$(206,298)	$77
Net loss per common share:
Basic and diluted	$(1.69)	$(0.03)	$(1.89)	$(0.00)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	Amount(1)	Amount(1)	Amount(1)	Amount
	(in thousands, except per share data)
Net revenues	$—	$—	$—	$10,507
Gross profit	$—	$—	$—	$3,260
Net income (loss)	$2,197	$1,497	$1,250	$(19,684)
Net income (loss) per common share:
Basic and diluted	$0.03	$0.02	$0.01	$(0.26)

(1)	The quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 are not comparable to the other quarters presented in the table above. As discussed in Note 3, on October 30, 2008, the Company completed its acquisition of China Water via a merger transaction and, on July 1, 2009, the Company completed its acquisition of the assets underlying the business of HWR. The results of operations of these two businesses are included in the Company’s consolidated statements of operations from the respective acquisition dates. Prior to October 30, 2008, the Company was in the development stage.

(2)	The Company has determined that the financial statements included in its September 30, 2009 quarterly filing were misstated resulting from an immaterial error that occurred in the process of finalizing the purchase price allocation for China Water. This error resulted in an overstatement of assets of approximately $0.8 million and an overstatement of liabilities of approximately $5.0 million as of September 30, 2009. As a result, goodwill impairment and net loss previously reported in the Company’s September 30, 2009 quarterly filing for the three and nine months ended September 30, 2009 were overstated by approximately $5.0 million and $4.2 million, respectively. In addition, net loss per common share was overstated by $0.04 per share. The results included above for the three months ended September 30, 2009 have been adjusted to correct this immaterial error. In order to assess materiality with respect to this misstatement, management applied the concepts set forth in Staff Accounting Bulletin No. 108 and determined that the correction to the prior quarter was immaterial. Accordingly, we do not intend to amend our previously filed quarterly report on Form 10-Q for this immaterial error, as the summarized quarterly data above correctly reflect the correction in this Note.

Note 15—Subsequent Events

On February 9, 2010, the Company issued a press release announcing that on February 4, 2010, its wholly-owned subsidiary HEK Water Solutions, LLC (“HEK”) entered into a limited liability company agreement with

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ETC Water Solutions, LLC (“ETC”), a wholly-owned subsidiary of Energy Transfer Partners, L.P. (NYSE: ETP), that established a 50-50 joint venture, Energy Transfer Water Solutions, JV LLC (the “JV”), to develop solutions for the transportation and treatment of produced water, frac fluids and other types of discharged waters generated in the Marcellus Shale’s oil and natural gas fields throughout Pennsylvania, New York, West Virginia, Virginia, Kentucky, Tennessee, and Ohio, and in the Haynesville Shale in Louisiana and Texas (the “Agreement”).

The Company’s HEK subsidiary will, under a separate operations and reimbursement agreement with the JV, build and operate all water processing and treatment facilities owned by the joint venture. ETC will, under a separate operations and reimbursement agreement with the JV, build and operate all pipeline facilities used to transport produced water, frac fluids and other types of discharged waters to the water processing and treatment facilities operated by HEK.

The JV is managed by a board of directors comprised of an equal number of HEK and ETC representatives, and will be jointly funded unless HEK or ETC opt not to consent to a project, in which case, if the other party elects to proceed on a unilateral basis, it will be entitled to a pre-tax, unlevered internal rate of return of thirty percent (30%) on the capital contributions with respect to such project. All other distributions will be made on a 50-50 basis. Each of HEK and ETC has made an initial capital contribution to the JV of $50,000.

The Agreement is subject to usual and customary transfer restrictions, and the obligations of HEK and ETC under both the Agreement and the respective operations and reimbursement agreements are guaranteed by the Company in the case of HEK, and Energy Transfer Partners, L.P., in the case of ETC, pursuant to guaranty agreements.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited (incorporated herein by reference to Exhibit 2.2 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Exhibit 2.3 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Exhibit 2.3A to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Exhibit 2.3B to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Exhibit 2.4 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Exhibit 2.4A to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (incorporated herein by reference to Exhibit 2.5 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

Exhibit Number	Description
2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd. (incorporated herein by reference to Exhibit 2.6 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd. (incorporated herein by reference to Exhibit 2.7 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

10.1	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Heckmann Corporation and Heckmann Acquisition, LLC (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.3	Form of Investment Management Trust Agreement, by and between American Stock Transfer & Trust Company, as trustee, and Heckmann Corporation (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

10.4	Promissory Note, dated June 4, 2007, by and between Richard J. Heckmann and Heckmann Corporation (incorporated herein by reference to Exhibit 10.4 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.5	Letter Agreement, dated October 3, 2007, by and between Heckmann Acquisition, LLC and Heckmann Corporation (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.6	Letter Agreement, dated October 3, 2007, by and between Richard J. Heckmann and Heckmann Corporation (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

Exhibit Number	Description
10.7	Letter Agreement, dated October 3, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.8	Letter Agreement, dated October 3, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.9	Letter Agreement, dated October 3, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.10	Form of Securities Escrow Agreement, by and between American Stock Transfer & Trust Company, as escrow agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

10.11	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.12	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.13	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.14	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Heckmann Acquisition, LLC and Heckmann Corporation (incorporated herein by reference to Exhibit 10.14 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.15	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.15 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.16	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.16 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.17	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.17 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.19	Majority Stockholder Consent Agreement, dated May 19, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19A	Amendment No. 1 to Majority Stockholder Consent Agreement, dated September 19, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19B	Amendment No. 2 to Majority Stockholder Consent Agreement, dated September 26, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

Exhibit Number	Description
10.19C	Amendment No. 3 to Majority Stockholder Consent Agreement, dated October 30, 2008, by and among Heckmann Corporation, Xu Hong Bin and Kotex Development Limited (incorporated herein by reference to Exhibit 10.19C to Heckmann Corporation’s Current Repot on Form 8-K filed November 5, 2008)

10.20	Majority Stockholder Written Consent Agreement, dated May 19, 2008, by and between Heckmann Corporation and Chen Xing Hua (included in Annex C to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.20A	Amendment No. 1 to Majority Stockholder Consent Agreement, dated September 26, 2008, by and between Heckmann Corporation and Chen Xing Hua (included in Annex C to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.21	Undertaking Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex D to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.21A	Amendment No. 1 to Undertaking Agreement, dated September 26, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex D to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.22	Conversion Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex F to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.23	Release Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex E to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.24	Executive Employment Agreement, dated October 30, 2008, by and between China Water and Drinks, Inc. and Xu Hong Bin (incorporated herein by reference to Exhibit 10.24 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)**

10.25	$15 Million Bonus Plan (incorporated herein by reference to Exhibit 10.25 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)**

10.26	Executive Employment Agreement, dated November 15, 2008, by and between Heckmann Corporation and Donald G. Ezzell (incorporated herein by reference to Exhibit 10.26 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

10.27	Executive Employment Agreement, dated November 15, 2008, by and between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.27 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

10.28	Executive Employment Agreement, dated November 15, 2008, by and between China Water and Drinks, Inc. and Jack Guo (incorporated herein by reference to Exhibit 10.28 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

10.29	Executive Employment Agreement, dated January 12, 2009, by and between Heckmann Corporation and J. John Cheng (incorporated herein by reference to Exhibit 10.29 to Heckmann Corporation’s Current Report on Form 8-K filed January 16, 2009)**

Exhibit Number	Description
10.35	Escrow Resolution and Transition Agreement, dated March 13, 2009, by and among Heckmann Corporation, Xu Hong Bin and Kotex Development Limited (incorporated herein by reference to Exhibit 10.35 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

10.36	Contract, dated March 11, 2009, by and between Coca-Cola Bottlers Manufacturing (Dongguan) Co. Ltd. and China Water and Drinks, Inc.† (incorporated herein by reference to Exhibit 10.36 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

10.38†	Agreement for Firm Disposal of Saltwater between Charis Partners LLC and Exco Production Company, L.P., dated September 3, 2008 (incorporated herein by reference to Exhibit 10.38 to Heckmann Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009, filed January 6, 2010)

10.39†	Agreement for Firm Disposal of Saltwater between Charis Partners, LLC and El Paso E&P Company, L.P., dated July 8, 2008. (incorporated by reference to Exhibit 10.39 to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 9, 2009)

10.40†	Agreement for Firm Disposal of Saltwater between Heckmann Water Resources Corporation and Encana Oil & Gas (USA) Inc., dated September 21, 2009 (incorporated by reference to Exhibit 10.40 to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 9, 2009)

10.41	Form of Salt Water Disposal Agreement (incorporated by reference to Exhibit 10.41 to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 9, 2009)

10.42†	First Supplemental and Amended Agreement for Firm Disposal of Saltwater between Heckmann Water Resources Corporation and Exco Production Company, L.P., executed February 26 2010, effective January 25, 2010.*

10.43†	Limited Liability Company Agreement of Energy Transfer Water Solutions JV, LLC by and between ETC Water Solutions, LLC and HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.42 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.44†	Operations and Reimbursement Agreement by and between HEK Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.43 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.45†	Operations and Reimbursement Agreement by and between ETC Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.44 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.46	Guaranty Agreement, by Energy Transfer Partners, LP in favor of HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.45 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.47	Guaranty Agreement, by Heckmann Corporation in favor of ETC Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.46 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

21.1	Subsidiaries of Heckmann Corporation*

Exhibit Number	Description

23.1	Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Management or compensatory plan or agreement.

†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

6