Form 10-Q
period 2010-03-31
Heckmann CORP
filed 2010-05-06
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 108,750,650.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,551	$136,050
Certificates of deposit	10,513	10,513
Marketable securities	28,653	16,020
Accounts receivable, net	6,666	5,873
Inventories, net	3,285	2,896
Prepaid expenses and other receivables	3,464	4,461
Other current assets	401	278

Total current assets	213,533	176,091
Property, plant and equipment, net	57,421	53,520
Marketable securities	39,545	86,638
Equity investments	11,329	11,229
Intangible assets, net	23,143	23,507
Goodwill	13,598	13,598
Other	452	406

Total assets	$359,021	$364,989

Liabilities and equity
Current liabilities:
Accounts payable	$14,823	$19,501
Deferred revenue	866	946
Accrued expenses	11,522	13,443
Current portion of long term debt	2,760	1,398
Due to related parties	1,426	1,472
Deferred income taxes	9	178

Total current liabilities	31,406	36,938
Acquisition consideration payable	1,910	1,910
Long-term debt, net of current portion	439	439
Other long term liabilities	4,510	4,672
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 125,282,740 shares issued and 108,750,650 shares outstanding at March 31, 2010 and December 31, 2009	124	124
Additional paid-in capital	746,328	746,077
Purchased warrants	(4,810)	(4,810)
Treasury stock	(14,000)	(14,000)
Accumulated other comprehensive income	383	643
Accumulated deficit	(409,394)	(409,166)

Total equity of Heckmann Corporation	318,631	318,868
Noncontrolling interest	2,125	2,162

Total equity	320,756	321,030

Total liabilities and equity	$359,021	$364,989

The accompanying notes are an integral part of these financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2010		2009
Revenue		$8,605	$7,803
Cost of goods sold		6,822	5,191

Gross profit		1,783	2,612
Operating expenses:
Selling and marketing		509	407
General and administrative		2,806	5,390
Goodwill impairment (Note 2)		—	184,000

Total operating expenses		3,315	189,797

Loss from operations		(1,532)	(187,185)
Interest income, net		744	1,213
Income (loss) from equity method investment		50	(29)
Other, net		331	206

Loss before income taxes		(407)	(185,795)
Income tax benefit (expense)		142	(368)

Net loss		(265)	(186,163)
Net (income) loss attributable to the noncontrolling interest		37	(137)

Net loss attributable to common stockholders		$(228)	$(186,300)

Net loss per common share attributable to the Company’s common stockholders
Basic and diluted	$	*	$(1.69)

Weighted average shares outstanding :
Basic and diluted		108,750,650	110,074,233

*	Amount is less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Net loss attributable to common stockholders	$(228)	$(186,300)
Add back: comprehensive income (loss) attributable to the noncontrolling interest	(37)	137

Net loss	(265)	(186,163)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	(33)	71
Reclassification of net gains from sales of available-for-sale securities included in earnings	(311)	—
Unrealized gain (loss) on available-for-sale securities	84	(391)

Total other comprehensive loss, net of tax	(260)	(320)

Comprehensive loss, net of tax	(525)	(186,483)
Comprehensive (income) loss attributable to noncontrolling interest	37	(137)

Comprehensive loss attributable to the Company	$(488)	$(186,620)

The accompanying notes are an integral part of these financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities
Net loss	$(265)	$(186,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	898	340
Amortization	364	988
Bad debt expense	—	2,000
Goodwill impairment (Note 2)	—	184,000
Stock-based compensation	251	—
(Income) loss from equity method investment	(50)	29
Other	127	59
Changes in operating assets and liabilities, net of purchase price adjustments :
Accounts receivable	(807)	(3,285)
Inventories	(389)	(6,412)
Prepaid expenses and other receivables	978	(1,683)
Accounts payable and accrued expenses	(7,239)	(1,438)
Deferred revenue	(80)	(34)
Deposits	(12)	(561)
Other assets	(183)	—
Due to related party	(46)	—
VAT and income taxes payable	(238)	137

Net cash used in operating activities	(6,691)	(12,023)

Investing activities
Purchases of available-for-sale securities	(11,193)	(50,581)
Proceeds from sale of available-for-sale securities	45,180	—
Investment in joint venture	(50)	—
Purchases of property and equipment	(4,076)	(3,492)
Cash receipts from sale of assets held for sale	—	289

Net cash provided by (used in) investing activities	29,861	(53,784)

Financing activities
Payment on long-term debt agreements	(204)	(132)
Borrowings under revolving credit facility	1,566	—
Cash paid to repurchase warrants	—	(2,529)
Cash paid to purchase treasury stock	—	(14,000)

Net cash provided by (used in) financing activities	1,362	(16,661)

Net increase (decrease) in cash and cash equivalents	24,532	(82,468)
Effect of change in foreign currency exchange rate on cash and cash equivalents	(31)	35
Cash and cash equivalents at beginning of period	136,050	281,683

Cash and cash equivalents at end of period	$160,551	$199,250

The accompanying notes are an integral part of these financial statements.

Heckmann Corporation

Consolidated Statements of Equity

Three months ended March 31, 2010

(Unaudited)

(In thousands, except share data)

		Heckmann Corporation Shareholders
	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated other Comprehensive Income	Noncontrolling Interest
		Shares	Amount		Shares	Amount	Warrants	Amount
Balance at January 1, 2010	$321,030	125,282,740	$124	$746,077	13,032,098	$(14,000)	6,572,096	$(4,810)	$(409,166)	$643	$2,162
Stock based compensation (Note 7)	251			251
Comprehensive loss:
Net loss	(265)								(228)		(37)
Other comprehensive loss, net of tax:
Reclassification of net gains from sales of available-for-sale securities included in earnings	(311)									(311)
Unrealized gain from available for sale securities	84									84
Foreign currency translation loss	(33)									(33)

Other comprehensive loss	(260)

Comprehensive loss	(525)

Balance at March 31, 2010	$320,756	125,282,740	$124	$746,328	13,032,098	$(14,000)	6,572,096	$(4,810)	$(409,394)	$383	$2,125

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

On July 1, 2009, the Company’s wholly-owned subsidiary, Heckmann Water Resources Corporation, a Texas corporation (“HWR”), completed the purchase of the limited liability company interests of Charis Partners, LLC, a Texas limited liability company, and substantially all of the assets of Greer Exploration Corporation, a Louisiana corporation, and Silversword Partnerships, each a Texas limited partnership, pursuant to an asset purchase agreement dated April 22, 2009, and consummated July 1, 2009. The business acquired under the agreement is a multi-modal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations (the “Saltwater Disposal and Transport Business”).

Effective with the July 1, 2009 acquisition of the Saltwater Disposal and Transport Business, the Company has two reportable segments, which as of March 31, 2010 are referred to as China Water and HWR.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2009 Annual Report on Form 10-K.

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

Accounting Estimates - The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information; however, actual results could differ materially from those estimates.

Earnings Per Share - Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercises of outstanding warrants and options, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock, commonly referred to as the treasury stock method. Inherently, stock warrants and options are deemed to be dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants and options. At March 31, 2010 and 2009, the Company’s dilutive securities include 71,513,594 and 74,170,411 warrants and options exercisable for common stock, respectively. Dilutive securities have been omitted from the computation of weighted average dilutive shares outstanding for the three months ended March 31, 2010 and 2009 because the effect was anti-dilutive. Also excluded from the computation of EPS are 3,500,000 shares previously held in escrow pursuant to the majority stockholder consent agreement, entered into on May 19, 2008, as amended, between the Company and Xu Hong Bin. Those shares were released from escrow on March 13, 2009 pursuant to an escrow resolution and transition agreement among the Company, China Water, Xu Hong Bin and his affiliate, have not been delivered and are subject to cancellation by the Company as of May 4, 2009.

Marketable Securities - All of the Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value with any unrealized gains or losses recorded in accumulated other comprehensive income (loss), a component of equity, until realized. Other-than-temporary declines in market value from original cost are included in the current year’s operations. In determining whether an other-than-temporary decline in the market value has occurred, our Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the consolidated statements of operations.

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of March 31, 2010, the allowance for doubtful accounts was approximately $0.9 million.

Equity Investments - Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Equity investments in companies over which the Company has the ability to exercise significant influence but does not hold a controlling interest are accounted for under the equity method and the Company’s income or loss on these investments is recorded in non-operating income or expense.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company performs its impairment analysis annually during the third quarter of each year. In March 2009 the Company recorded a $184.0 million non-cash goodwill impairment charge representing management’s best estimate of an impairment loss in connection with its acquisition of China Water (see Note 3 in our Annual Report on form 10-K for the year ended December 31, 2009). There was no impairment charge recorded in the three months ended March 31, 2010.

Accounting for the Impairment of Long-Lived Assets other than Goodwill - In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company’s amortizable intangible assets include registered trademarks, customer relationships, distribution networks, and customer contracts acquired in the acquisitions of China Water and HWR. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

Fair Value of Financial Instruments - The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Revenue Recognition - Revenues are recognized when finished products are delivered or services are rendered to customers and all of the following have occurred: (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

Income taxes - Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

The Company is subject to taxation in China, the United States, California, Texas, and Louisiana taxing jurisdictions. The Company’s tax returns since inception are subject to examination by those tax authorities. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2010, the Company had no interest or penalties accrued for uncertain tax positions.

Foreign Currency Translation - The functional currency of the Company’s PRC subsidiaries is the Chinese Renminbi, (“RMB”). The RMB is not freely convertible into foreign currencies. The functional currency of the Company’s BVI subsidiary and its Hong Kong subsidiaries is the Hong Kong Dollar (“HKD”). The Company’s PRC, BVI and Hong Kong subsidiaries’ financial statements are maintained in their functional currency.

Reclassifications and Comparability - Certain reclassifications have been made to prior periods’ consolidated financial statements in order to conform them to the current period’s presentation.

Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities – Amended

Effective January 1, 2010, the Company adopted the revised authoritative guidance that, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances, and settlements information to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial position.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Note 3 — Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
March 31, 2010
Certificates of deposit	1	$10,513	—	—	$10,513

Available-for-sale:
Current:
U.S. Government Agencies	1	$2,003	$11	—	$2,014
Corporate Notes	1	26,429	210	—	26,639

		28,432	221		28,653

Noncurrent:
U.S. Government Agencies	2-3	26,818	45	—	26,863
U.S. Government Securities	2-3	1,021	16	—	1,037
Corporate Notes	2-3	11,285	360	—	11,645

		39,124	421	—	39,545

Total		$67,556	$642	—	$68,198

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2009
Certificates of deposit	1	$10,513	—	—	$10,513

Available-for-sale:
Current:
U.S. Government Agencies	1	$605	$1	—	$606
Corporate Notes	1	15,213	201		15,414

		15,818	202	—	16,020

Noncurrent:
U.S. Government Agencies	2-3	48,570	67	$54	48,583
U.S. Government Securities	2-3	1,023	10	—	1,033
Corporate Notes	2-3	36,209	813		37,022

		85,802	890	54	86,638

Total		$101,620	$1,092	$54	$102,658

Note 4 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

		Fair Value Measurements at March 31, 2010 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,513	$10,513	$—	$—
U.S. Government Agencies	28,877	28,877	—	—
Corporate Notes	38,284	38,284	—	—
U.S. Government Securities	1,037	1,037	—	—

Total	$78,711	$78,711	$—	$—

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by generally accepted accounting principles in the United States, to record certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010.

Note 5 — Equity Investments

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

On February 4, 2010, the Company’s wholly-owned subsidiary HEK Water Solutions, LLC (“HWS”) entered into a limited liability company agreement with ETC Water Solutions, LLC (“ETC”), a wholly-owned subsidiary of Energy Transfer Partners, L.P. (NYSE: ETP), that established a 50-50 joint venture, Energy Transfer Water Solutions, JV LLC (the “JV”), to develop solutions for the transportation and treatment of produced water, frac fluids and other types of discharged waters generated in the Marcellus Shale oil and natural gas fields throughout Pennsylvania, New York, West Virginia, Virginia, Kentucky, Tennessee, and Ohio, and in the Haynesville Shale in Louisiana and Texas (the “Agreement”).

The Company’s HWS subsidiary will, under a separate operations and reimbursement agreement with the JV, build and operate all water processing and treatment facilities owned by the joint venture. ETC will, under a separate operations and reimbursement agreement with the JV, build and operate all pipeline facilities used to transport produced water, frac fluids and other types of discharged waters to the water processing and treatment facilities operated by HWS.

The JV is managed by a board of directors comprised of an equal number of HWS and ETC representatives, and will be jointly funded unless HWS or ETC opt not to consent to a project, in which case, if the other party elects to proceed on a unilateral basis, it will be entitled to a pre-tax, unlevered internal rate of return of thirty percent on the capital contributions with respect to such project. All other distributions will be made on a 50-50 basis. In February 2010, each of HWS and ETC made an initial capital contribution to the JV of $50,000.

The Agreement is subject to usual and customary transfer restrictions, and the obligations of HWS and ETC under both the Agreement and the respective operations and reimbursement agreements are guaranteed by the Company in the case of HWS, and Energy Transfer Partners, L.P., in the case of ETC, pursuant to guaranty agreements.

Note 6 — Income taxes

The difference between the actual income tax (benefit) expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income for the three months ended March 31, 2010 and 2009 is summarized below:

	Three Months Ended March 31,
	2010	2009
United States federal income tax rate	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	(1.5)	(5.7)
Foreign tax rate difference	(0.3)	0.1
Effect of tax holiday	5.0	0.1
Valuation allowance	0.8	—
Goodwill impairment	—	40.6
Other	(4.0)	—

Effective income tax rate	(35.0)%	0.1%

The Company does not have any unrecognized tax benefits. We do not expect our unrecognized tax benefits to change over the next twelve months. The Company is subject to taxation in the various federal, state and province, county, municipal, and local taxing jurisdictions where it has operations in the United States and China. The Company’s tax returns since inception are subject to examination by United States federal and state, and PRC tax authorities. Additionally, the Company’s value added tax reports are subject to routine review by PRC tax authorities.

Note 7 — Stock-Based Compensation

The Company grants stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to employees, directors, consultants and advisors of the Company in accordance with the Heckmann Corporation 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan authorizes the issuance of up to 5,000,000 shares of common stock.

Stock Options

The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. No stock options were granted during the quarter ended March 31, 2010. Stock-based compensation cost related to stock options granted in August 2009, all of which is included in general and administrative expense in the statement of operations, totaled $87,200 for the three months ended March 31, 2010.

Restricted Common Stock

For the three months ended March 31, 2010 the Company recorded $164,200 of stock-based compensation expense to its employees and consultants related to shares of restricted common stock granted in May 2009.

Stock and Warrant Repurchase Program

In August 2009, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million common shares of the Company’s common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws. No warrants or common shares were purchased in the three months ended March 31, 2010.

Note 8 — Commitments and Contingencies

Environmental Liabilities

In accordance with the requirements of the PRC’s Environmental Protection Law, the Company has installed required environmental protection equipment, adopted environmental protection technologies, established responsibility systems for environmental protection, and has reported to and registered with the relevant local environmental protection departments. The Company has complied with the relevant regulations and has never paid a fee for the excessive discharge of pollutants. Management believes that there are no unrecorded liabilities in connection with the Company’s compliance with environment laws and regulations.

        The Company also complies with the environmental protection laws and regulatory framework of the United States and the individual states where it operates water gathering pipelines and salt water disposal wells. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and has established reporting and responsibility protocols for environmental protection and reporting to relevant local environmental protection departments. In Texas and Louisiana, the Company is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, and the Louisiana Department of Environmental Quality, all of which are designed to protect the environment and monitor compliance with water quality. Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States, Texas, and Louisiana.

Litigation

On June 1, 2009, Xu Hong Bin, the former President and Chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the

Company and our directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of our intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that the Company’s intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that the Company entered into with him, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but indicated that pending resolution of the Xu litigation the Company may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, the Company filed a vigorous answer and countersuit expanding its claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu, and cash the Company believes was misappropriated by Xu. The Company’s affirmative defenses and its countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

In response to the Company’s affirmative defenses and countersuit, Xu tried to circumvent the emerging evidence with a technical motion for partial judgment. It failed. On October 26, 2009, the Court denied Xu’s motion. Xu also asked the Court for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. That also failed. The Court rejected Xu’s arguments as premature, and ruled that evidentiary questions of fraud and the voidabilty of the transition agreement will remain for later proceedings and trial. The Court also denied Xu’s motion to dismiss the Company’s counterclaims for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. Although the Company’s fraud defenses and countersuit for breach of fiduciary duties remains, the Court trimmed the pleadings by dismissing the Company’s counterclaims for contract breach and conversion. The Company’s evidence of Xu’s wrongdoing raises serious issues for trial. The Company’s countersuit for Xu’s breach of fiduciary duties and its affirmative defenses to his claims are going forward. In light of the pending litigation, disputed shares will continue to be included in the Company’s outstanding shares until the litigation is finally resolved.

In a companion action also filed in the Delaware Court of Chancery, Xu is seeking an order for legal fee expense reimbursement as a former director for now having to defend against the Company’s countersuit. On December 29, 2009, the Court ruled that reasonable conditions set by our Board of Directors must be met before Xu is entitled to any expense reimbursement, including the condition that Xu provide an irrevocable $900,000 letter of credit in favor of the Company should Xu ultimately not be entitled to reimbursement. As of April 30, 2010, Xu had not posted the letter of credit and the Company has not advanced any monies for legal fee expense reimbursement.

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

Note 9 — Segments

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

The tables below summarize information about reported segments (in thousands):

	China Water	HWR	Corporate	Total
Quarter Ended March 31, 2010
Sales	$6,510	$2,095	$—	$8,605
Gross profit	1,338	445	—	1,783
(Loss) income before income taxes	(431)	49	(25)	(407)
Additions to fixed assets	417	4,424	—	4,841
Goodwill	6,341	7,257	—	13,598
Total assets	56,308	66,922	235,791	359,021

Quarter Ended March 31, 2009
Sales	7,803	—	—	7,803
Gross profit	2,612	—	—	2,612
(Loss) income before income taxes	(186,016)	—	221	(185,795)
Additions to fixed assets	3,492	—	—	3,492

Year Ended December 31, 2009
Goodwill	6,341	7,257	—	13,598
Total assets	56,541	63,996	244,452	364,989

The following information is by geographic area (in thousands):

	China	United States	Total
Quarter Ended March 31, 2010
Sales	$6,510	$2,095	$8,605
Long-lived assets, net	20,568	36,853	57,421

Quarter Ended March 31, 2009
Sales	7,803	—	7,803
Long-lived assets, net	19,145	—	19,145

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), acquired October 30, 2008, and Heckmann Water Resources Corporation (“HWR”) acquired July 1, 2009.

Special Note About Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

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

Company Overview

We are a holding company that was created to buy operating businesses, and our focus is on buying and building companies in the water sector. We have two operating segments: (1) domestic and (2) international. Our domestic segment presently includes (a) our water disposal, treatment, and pipeline transport facilities in Texas and Louisiana operated by our wholly-owned subsidiary HWR, (b) our joint venture with Energy Transfer Partners, L.P., to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale rock formations containing oil and gas producers in the Marcellus and Haynesville Shale fields, operated through our wholly-owned subsidiary HEK Water Solutions, LLC (“HWS”), and (c) our minority interest investment in water infrastructure solutions and pipeline supplier UGSI. (OTC: UGSI). Our international group presently includes (a) our bottled water business operated by our wholly-owned subsidiary China Water and (b) our minority investment in China Bottles, a bottling equipment manufacturer. As of March 31, 2010, we had approximately $246 million in invested cash and cash equivalents on our balance sheet. In 2010, we plan to continue building the businesses in our domestic and international segments, and we will also make additional acquisitions as we find attractive long-term opportunities for our stockholders.

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

Operations Overview

China Water produces bottled water products at facilities throughout China. China Water uses two types of production lines, one which produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other which produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). China Water produces a variety of bottled water products including purified water, mineralized water, oxygenated water, juiced drinks, and fruit flavored drinks.

China Water supplies bottled water products to beverage companies and servicing companies, including Coca-Cola China, Uni-President and Jian Li Bao. China Water also markets its bottled water products in China using the brand names “Darcunk” (which means “Absolutely Pure”) and “Grand Canyon.” In addition, China Water provides private label bottled products to companies in the service industry, such as hotels and casinos.

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

HWR currently has multi-year forward contracts with three principal customers, pursuant to which HWR has installed pipeline connecting these customers’ oil and gas wells to HWR’s disposal wells. The agreements provide that, upon connection of the new pipeline, the customers will have an obligation to dispose of a minimum firm quantity of saltwater and frac fluid into HWR’s network and, in return, HWR will receive fixed fee payments. In addition, HWR currently has agreements and spot market terminal arrangements with approximately 25 other customers, pursuant to which these customers have the right, but not the obligation, to dispose of saltwater and frac fluid into HWR’s network and are obligated to make payments to HWR based upon the volume of saltwater and frac fluid actually delivered.

As of March 31, 2010, based upon our recent operating results and evaluations performed by our management team at China Water and our management team at Heckmann Corporation, we believe the following:

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

As of March 31, 2010, HWR had operated our salt water disposal and transport business for nine months. Based upon our recent operating results, and evaluations performed by our management team, we believe the following:

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

•

HWR has many characteristics of a start-up business unit targeting newly emerging market opportunities such as large recent capital expenditures and installed operating assets, expanded headcount to oversee new equipment and facilities, and an embryonic customer base.

Our balance sheet remains strong and we continue to actively evaluate potential acquisitions.

The following discussion includes the operating results of China Water for all periods after October 30, 2008 and the operating results of HWR since July 1, 2009, the respective acquisition date of these businesses.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$8,605	$7,803
Cost of goods sold	6,822	5,191

Gross profit	1,783	2,612
Operating expenses:
Selling and marketing expenses	509	407
General and administrative expenses	2,806	5,390
Goodwill impairment	—	184,000

Total operating expenses	3,315	189,797

Loss from operations	(1,532)	(187,185)
Interest income, net	744	1,213
Income from equity method investment	50	(29)
Other, net	331	206

Loss before income taxes	(407)	(185,795)
Income tax benefit (expense)	142	(368)

Net loss	$(265)	$(186,163)

Net Sales

Our net sales for the three months ended March 31, 2010 were $8.6 million, which represents $6.5 million of sales of bottled water and $2.1 million of revenues from water disposal compared to $7.8 million for the three months ended March 31, 2009, all of which represents sales of bottled water. Sales for the three months ended March 31, 2009 included approximately $0.7 million of sales from the Beijing and Shen Yang Aixin factories. In September 2009 the Company announced the restructuring of the Beijing factory and the deconsolidation of the Shen Yang Aixin factory (see Notes 2 and 4 in our Annual Report on form 10-K for the year ended December 31, 2009). Accordingly there are no sales reported in the three months ended March 31, 2010 for either Beijing or Shen Yang Aixin.

Cost of Goods Sold

The cost of goods sold for the three months ended March 31, 2010, including approximately $0.9 million of depreciation expense, was $6.8 million, resulting in total gross profit of $1.8 million, or 20.7% of net sales. Gross profit from bottles water sales, in the seasonally slow quarter ended March 31, 2010, was $1.3 million, or 20.6% of net sales. Gross profit of $0.5 million, or 21.2%, was attributable to HWR’s water disposal revenues. Additional expense of approximately $0.2 million for pipeline start-up costs negatively impacted HWR water disposal gross margin for the three months ended March 31, 2010. The cost of goods sold for the three months ended March 31, 2009, including approximately $0.3 million of depreciation expense, was $5.2 million, resulting in total gross profit of $2.6 million, or 33.5% of net sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 totaled $3.3 million, compared to $189.8 million for the three months ended March 31, 2009.

General and administrative expenses for the three months ended March 31, 2010 were $2.8 million and includes approximately $0.3 million of stock-based compensation and amortization expense of approximately $0.4 million. General and administrative expenses for the three months ended March 31, 2009 were $5.4 million and includes approximately $1.0 million of amortization expense and approximately $2.0 million of bad debt expense. During the three months ended March 31, 2009, the Company recorded a $184.0 million non-cash goodwill impairment charge related to its acquisition of China Water (see Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2009).

Loss from Operations

We had operating losses of $1.5 million and $187.2 million for the three months ended March 31, 2010 and 2009, respectively, as a result of the items mentioned above.

Interest Income, net

During the three months ended March 31, 2010, we recorded interest income, net of $0.7 million compared to $1.2 million for the three months ended March 31, 2009. The decrease was due to lower interest rates for invested funds and lower investment balances in the three months ended March 31, 2010 when compared to the same 2009 period.

Income from Equity Method Investment

During the three months ended March 31, 2010, we recorded $50,000 of equity income from our 48% equity method investment in China Bottles, compared to $29,000 of equity loss during the three months ended March 31, 2009.

Other Income (Expense), net

We recorded other income of $0.3 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase was primarily due to gains from the sale of available for sale securities realized in the three months ended March 31, 2010.

Income Taxes

The income tax benefit for the three months ended March 31, 2010 was approximately $0.1 million compared with a $0.4 million income tax expense for the three months ended March 31, 2009.

Net Loss

Our net loss for the three months ended March 31, 2010 was approximately $0.3 million compared to a net loss of $186.2 million for the three months ended March 31, 2009. The change relates primarily to $184.0 million non-cash goodwill impairment charge recorded during the three months ended March 31, 2009 in addition to the other items mentioned above.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our principal sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity. As of March 31, 2010, we had cash and cash equivalents of approximately $160.6 million, and approximately $78.7 million of short and long-term investments, for an aggregate of approximately $239.3 million in invested cash, cash equivalents and marketable securities.

We have budgeted capital expenditures of approximately $10 million for the remainder of 2010 for new equipment, plant expansion, pipeline construction, and similar projects. In addition we expect to make capital contributions to the HWS and ETC joint venture in 2010.

We believe that our cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions we may undertake for the foreseeable future.

China Bottles Investment

We own 48% of the outstanding equity of China Bottles, a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At March 31, 2010, our investment in China Bottles totaled approximately $4.1 million. For the three months ended March 31, 2010, we recorded equity income of $50,000 in based on the interim financial reports of China Bottles management. China Bottles has significant insider ownership, the observable market price of its stock has been volatile, and there is no liquidity in the stock.

Cash Flows for Three Months Ended March 31, 2010

Net cash used in operating activities was $6.7 million for the three months ended March 31, 2010. Cash used by operating activities was primarily driven by working capital changes, which were principally decreases to accounts payable and accrued expenses of $7.2 million, offset by increases in prepaid expenses and other receivables of approximately $1.0 million.

Net cash provided by investing activities was $29.9 million for the three months ended March 31, 2010. Of this amount, $45.2 million was received from the sale of securities, offset by the use of $11.2 million for investments in high grade corporate notes and the use of $4.1 million for the purchase of machinery and equipment.

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2010. This amount primarily represents short term borrowings made under a revolving credit facility in China.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities – Amended

Effective January 1, 2010, the Company adopted the revised authoritative guidance that, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances, and settlements information to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial position.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Critical Accounting Policies

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of March 31, 2010, the allowance for doubtful accounts was approximately $0.9 million.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company will perform its impairment annually during the third quarter of the fiscal year.

Accounting for the Impairment of Long-Lived Assets other than Goodwill - In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company’s amortizable intangible assets include registered trademarks, customer relationships and distribution networks and customer contracts acquired in the acquisitions of China Water and HWR. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

Revenue Recognition - Revenues are recognized when finished products are delivered or services are rendered to customers and all of the following have occurred: (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

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

Company’s Operations in Foreign Countries

Our operations conducted in China are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the operations of the Company’s China Water subsidiary are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from March 31, 2010, the fair value of our portfolio would decline approximately $0.6 million.

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

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses of China Water discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Management’s Report on Internal Control over Financial Reporting.” Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2010 because of the identification of material weaknesses in China Water’s internal control over financial reporting that have not yet been fully remediated and which continue to exist at March 31, 2010.

Remediation Measures of Material Weaknesses

In connection with our acquisition of China Water, we began to address its internal control weaknesses. We have implemented, or plan to implement, the measures described below under the supervision and guidance of our executive management as well as the Audit Committee of our Board of Directors.

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

The acquisition of China Water will require the development of more robust disclosure controls and procedures, which we are currently continuing to develop. In addition, management will continue to monitor, evaluate and test both the design effectiveness and the operating effectiveness of China Water’s internal controls over financial reporting, with the goal of eliminating such material weaknesses by the end of 2010.

Internal Control Over Financial Reporting

In the three months ended March 31, 2010 we have improved process overviews and implemented additional procedures and controls over customer payments in China. Management is currently in the process of completing its internal control testing on China Water’s internal controls over financial reporting and we have begun to develop the appropriate internal controls and procedures for our HWR business.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the Company and our directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of our intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that our intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that we entered into with him, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but indicated that pending resolution of the Xu litigation we may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, we filed a vigorous answer and countersuit expanding our claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu, and cash we believe was misappropriated by Xu. Our affirmative defenses and our countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

In response to our affirmative defenses and countersuit, Xu tried to circumvent the emerging evidence with a technical motion for partial judgment. It failed. On October 26, 2009, the Court denied Xu’s motion. Xu also asked the Court for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. That also failed. The Court rejected Xu’s arguments as premature, and ruled that evidentiary questions of fraud and the voidabilty of the transition agreement will remain for later proceedings and trial. The Court also denied Xu’s motion to dismiss our counterclaims for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. Although our fraud defenses and countersuit for breach of fiduciary duties remains, the Court trimmed the pleadings by dismissing our counterclaims for contract breach and conversion. Our evidence of Xu’s wrongdoing raises serious issues for trial. Our countersuit for Xu’s breach of fiduciary duties and our affirmative defenses to his claims are going forward. In light of the pending litigation, disputed shares will continue to be included in our outstanding shares until the litigation is finally resolved.

In a companion action also filed in the Delaware Court of Chancery, Xu is seeking an order for legal fee expense reimbursement as a former director for now having to defend against our countersuit. On December 29, 2009, the Court ruled that reasonable conditions set by our Board of Directors must be met before Xu is entitled to any expense reimbursement, including the condition that Xu provide an irrevocable $900,000 letter of credit in favor of the Company should Xu ultimately not be entitled to reimbursement. As of April 30, 2010, Xu had not posted the letter of credit and the Company has not advanced any monies for legal fee expense reimbursement.

Separately, we are subject to claims and litigation in the ordinary course of business, the outcome of which is not material and cannot be predicted with certainty.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks recently updated and described in our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the SEC on March 11, 2010. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit Number	Description
2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit Number	Description
2.8	Asset Purchase Agreement, dated as of June 12, 2009, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Charis Partners, LLC, David Melton, Chris Cooper, Craig Zips, Mike Davis, Kevin Greer, Greer Exploration Corporation, James Greer, Silversword, L.P., Silversword II, L.P., Silversword III, L.P., Silversword IV, L.P., Silversword V, L.P., Silversword VII, L.P., and Jon Hileman (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed June 12, 2009)

2.9	Amendment No. 1 to Asset Purchase Agreement, dated as of June 30, 2009, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Charis Partners, LLC, David Melton, Chris Cooper, Craig Zips, Mike Davis, Kevin Greer, Greer Exploration Corporation, James Greer, Silversword, L.P., Silversword II, L.P., Silversword III, L.P., Silversword IV, L.P., Silversword V, L.P., Silversword VII, L.P., and Jon Hileman (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed June 30, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

Exhibit Number	Description
10.42†	First Supplemental and Amended Agreement for Firm Disposal of Saltwater between Heckmann Water Resources Corporation and Exco Production Company, L.P., executed February 26 2010, effective January 25, 2010 (incorporated by reference to Exhibit 10.42 to Heckmann Corporation’s Annual Report on Form 10-K filed March 11, 2010).

10.43†	Limited Liability Company Agreement of Energy Transfer Water Solutions JV, LLC by and between ETC Water Solutions, LLC and HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.42 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.44†	Operations and Reimbursement Agreement by and between HEK Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.43 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.45†	Operations and Reimbursement Agreement by and between ETC Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.44 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.46	Guaranty Agreement, by Energy Transfer Partners, LP in favor of HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.45 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.47	Guaranty Agreement, by Heckmann Corporation in favor of ETC Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.46 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)