Form 10-Q
period 2010-06-30
Heckmann CORP
filed 2010-08-09
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2010 was 108,899,985.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,854	$136,050
Certificates of deposit	10,513	10,513
Marketable securities	54,925	16,020
Accounts receivable, net	7,392	5,873
Inventories, net	2,402	2,896
Prepaid expenses and other receivables	1,979	4,461
Refundable income tax	2,844	—
Other current assets	281	278

Total current assets	199,190	176,091
Property, plant and equipment, net	56,466	53,520
Marketable securities	50,245	86,638
Equity investments	7,232	11,229
Intangible assets, net	22,703	23,507
Goodwill	13,598	13,598
Other	448	406

Total assets	$349,882	$364,989

Liabilities and equity
Current liabilities:
Accounts payable	$20,270	$19,501
Deferred revenue	522	946
Accrued expenses	17,911	13,443
Current portion of long term debt	1,850	1,398
Due to related parties	503	1,472
Deferred income taxes	—	178

Total current liabilities	41,056	36,938
Acquisition consideration payable	1,910	1,910
Long-term debt, net of current portion	—	439
Other long term liabilities	4,293	4,672
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 125,432,075 shares issued and 108,899,985 shares outstanding at June 30, 2010 and 125,282,740 shares issued and 108,750,650 shares outstanding at December 31, 2009	124	124
Additional paid-in capital	746,580	746,077
Purchased warrants	(5,533)	(4,810)
Treasury stock	(14,000)	(14,000)
Accumulated other comprehensive income	167	643
Accumulated deficit	(426,195)	(409,166)

Total equity of Heckmann Corporation	301,143	318,868
Noncontrolling interest	1,480	2,162

Total equity	302,623	321,030

Total liabilities and equity	$349,882	$364,989

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$11,626	$8,277	$20,231	$16,080
Cost of goods sold	8,647	6,236	15,469	11,427

Gross profit	2,979	2,041	4,762	4,653
Operating expenses:
Selling and marketing	797	1,020	1,306	1,427
General and administrative	4,717	5,534	7,523	10,924
Pipeline start-up and commissioning (Note 2)	13,005	—	13,005	—
Goodwill impairment (Note 2)	—	—	—	184,000

Total operating expenses	18,519	6,554	21,834	196,351

Loss from operations	(15,540)	(4,513)	(17,072)	(191,698)
Interest income, net	624	972	1,368	2,185
Income (loss) from equity method investment	(4,098)	364	(4,048)	335
Other, net	(306)	75	25	281

Loss before income taxes	(19,320)	(3,102)	(19,727)	(188,897)
Income tax benefit (expense)	2,580	(52)	2,722	(420)

Net loss	(16,740)	(3,154)	(17,005)	(189,317)
Net income attributable to the noncontrolling interest	(61)	(18)	(24)	(155)

Net loss attributable to common stockholders	$(16,801)	$(3,172)	$(17,029)	$(189,472)

Net loss per common share attributable to the Company’s common stockholders
Basic and diluted	$(0.15)	$(0.03)	$(0.16)	$(1.72)

Weighted average shares outstanding :
Basic and diluted	108,873,868	110,223,277	108,944,922	110,149,587

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(16,801)	$(3,172)	$(17,029)	$(189,472)
Add back: net income attributable to the noncontrolling interest	61	18	24	155

Net loss	(16,740)	(3,154)	(17,005)	(189,317)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(51)	—	(84)	71
Reclassification of net gains from sales of available-for-sale securities included in earnings	—	—	(311)	—
Unrealized gain (loss) on available-for-sale securities	(165)	547	(81)	156

Total other comprehensive income (loss), net of tax	(216)	547	(476)	227

Comprehensive loss, net of tax	(16,956)	(2,607)	(17,481)	(189,090)
Net income attributable to the noncontrolling interest	(61)	(18)	(24)	(155)

Comprehensive loss attributable to the Company	$(17,017)	$(2,625)	$(17,505)	$(189,245)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities
Net loss	$(17,005)	$(189,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,032	783
Amortization	812	2,138
Bad debt expense	194	2,000
Goodwill impairment (Note 2)	—	184,000
Stock-based compensation	437	1,684
Loss (gain) from equity method investment (Note 5)	4,048	(335)
Loss on Harbin rescission (Note 9)	1,576	—
Loss on disposal of property plant and equipment	708	—
Other	486	80
Changes in operating assets and liabilities, net of Harbin rescission (2010) and purchase price adjustments (2009):
Accounts receivable	(3,055)	(5,247)
Inventories	22	(4,515)
Prepaid expenses and other receivables	2,229	1,031
Refundable income tax	(2,743)	—
Accounts payable and accrued expenses	11,341	(1,814)
Deferred revenue	(844)	(179)
Deposits	(5)	20
Other assets	(855)	(120)
Due to related party	(74)	—
VAT and income taxes payable	34	787

Net cash used in operating activities	(662)	(9,004)

Investing activities
Purchases of available-for-sale securities	(71,048)	(97,516)
Proceeds from sale and maturity of available-for-sale securities	67,429	54,744
Cash paid for equity investments	—	(6,801)
Restricted cash, for equipment purchase	—	(2,000)
Payments made in connection with Harbin acquisition	—	(1,193)
Purchases of property and equipment	(13,248)	(4,593)
Investment in joint venture	(50)	—
Cash receipts from sale of assets held for sale	—	289

Net cash used in investing activities	(16,917)	(57,070)

Financing activities
Payment on long-term debt agreements	(1,603)	(132)
Borrowings under revolving credit facility	2,486	—
Cash proceeds from exercise of warrants	66	—
Proceeds from notes payable	98	—
Cash paid to repurchase warrants	(723)	(4,405)
Cash paid to purchase treasury stock	—	(14,000)

Net cash provided by (used in) financing activities	324	(18,537)

Net decrease in cash and cash equivalents	(17,255)	(84,611)
Effect of change in foreign currency exchange rate on cash and cash equivalents	59	31
Cash and cash equivalents at beginning of period	136,050	281,683

Cash and cash equivalents at end of period	$118,854	$197,103

The accompanying notes are an integral part of these consolidated financial statements

Heckmann Corporation

Consolidated Statements of Equity

Six months ended June 30, 2010

(Unaudited)

(In thousands, except share data)

		Heckmann Corporation Shareholders
	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated other Comprehensive Income	Noncontrolling Interest
		Shares	Amount		Shares	Amount	Warrants	Amount
Balance at January 1, 2010	$321,030	125,282,740	$124	$746,077	13,032,098	$(14,000)	6,572,096	$(4,810)	$(409,166)	$643	$2,162
Stock based compensation (Note 7)	437	138,335		437
Exercise of warrants for cash	66	11,000		66
Purchase of warrants for cash	(723)						1,543,000	(723)
Divestiture of Harbin (Note 9)	(706)										(706)
Comprehensive loss:
Net loss	(17,005)								(17,029)		24
Other comprehensive loss, net of tax:
Reclassification of net gains from sales of available-for-sale securities included in earnings	(311)									(311)
Unrealized gain on available for sale securities	(81)									(81)
Foreign currency translation loss	(84)									(84)

Other comprehensive loss	(476)

Comprehensive loss	(17,481)

Balance at June 30, 2010	$302,623	125,432,075	$124	$746,580	13,032,098	$(14,000)	8,115,096	$(5,533)	$(426,195)	$167	$1,480

The accompanying notes are an integral part of these consolidated financial statements

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective was to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. On May 19, 2008, Heckmann Corporation and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Acquisition Sub”), entered into an agreement and plan of merger and reorganization with China Water and Drinks, Inc., a Nevada corporation (“China Water”). China Water and subsidiaries is engaged in the manufacture of bottled water products and operates seven bottled water production plants in the People’s Republic of China (“PRC” or “China”). China Water produces and markets bottled water products under the brand name “Darcunk” and “Grand Canyon” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry. On October 30, 2008, the Company and Acquisition Sub completed the acquisition of China Water pursuant to a merger agreement, as amended, with Acquisition Sub remaining as the surviving entity. Substantially all activities through October 30, 2008 related to the Company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses. Prior to October 30, 2008 the Company was in the development stage. For accounting purposes the acquisition has been treated as a business purchase combination, with the results of China Water included in the consolidated financial statements subsequent to the acquisition date.

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

Effective with the July 1, 2009 acquisition of the Saltwater Disposal and Transport Business by HWR, and the February 2010 establishment of Heckmann Water Solutions, LLC (“HWS”) the Company has two reportable segments, which as of June 30, 2010 are referred to as international (China Water) and domestic (HWR and HWS).

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

Economic and Political - Risks A significant portion of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

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

Earnings Per Share - Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercises of outstanding warrants and options, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock, commonly referred to as the treasury stock method. Inherently, stock warrants and options are deemed to be dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants and options. At June 30, 2010 and 2009, the Company’s dilutive securities include 69,821,258 and 71,588,593 warrants and options exercisable for common stock, respectively. Dilutive securities have been omitted from the computation of weighted average dilutive shares outstanding for the three and six months ended June 30, 2010 and 2009 because the effect was anti-dilutive. Also excluded from the computation of EPS are 3,500,000 shares previously held in escrow pursuant to the majority stockholder consent agreement, entered into on May 19, 2008, as amended, between the Company and Xu Hong Bin. Those shares were released from escrow on March 13, 2009 pursuant to an escrow resolution and transition agreement among the Company, China Water, Xu Hong Bin and his affiliate, have not been delivered and are subject to cancellation by the Company as of May 4, 2009.

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

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $1.1 million and $0.9 million, respectively.

Equity Investments - Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Equity investments in companies over which the Company has the ability to exercise significant influence but does not hold a controlling interest were accounted for under the equity method and the Company’s income or loss on these investments is recorded in non-operating income or expense.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company performs its impairment analysis annually during the third quarter of each year. In March 2009 the Company recorded a $184.0 million non-cash goodwill impairment charge representing management’s best estimate of an impairment loss in connection with its acquisition of China Water (see Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). There was no impairment charge recorded in the three or six months ended June 30, 2010.

Accounting for the Impairment of Long-Lived Assets other than Goodwill - In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company’s amortizable intangible assets include registered trademarks, customer relationships, distribution networks, and customer contracts acquired in the acquisitions of China Water and the Saltwater Disposal and Transport Business. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

Fair Value of Financial Instruments - The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and debt approximate fair value due to the short-term nature of these instruments. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

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

The Company is subject to taxation in China, the United States, California, Texas, and Louisiana taxing jurisdictions. The Company’s tax returns since inception are subject to examination by those tax authorities. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2010, the Company had no interest or penalties accrued for uncertain tax positions.

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

Property, Plant and Equipment and Repair and Maintenance Costs - Property plant and equipment is recorded at its original cost of construction or fair value of assets purchased. Expenditures that extend the useful life or increase the expected output of property, plant and equipment, as well as major improvements are capitalized. Repair and maintenance costs are expensed as incurred. Subsequent to the completion of the 50-mile pipeline in February 2010, HWR incurred significant costs for pipeline start up, commissioning, and pipeline integrity testing. As a result, during the three and six months ended June 30, 2010 the Company recorded start up and commissioning expenses of approximately $13 million within operations.

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

Note 3 — Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
June 30, 2010
Certificates of deposit	1	$10,513	—	—	$10,513

Available-for-sale:
Current:
U.S. Government Agencies	1	$16,097	$15	—	$16,112
Corporate Notes	1	38,685	195	(67)	38,813

		54,782	210	(67)	54,925

Noncurrent:
U.S. Government Agencies	2-3	36,571	52	(4)	36,619
U.S. Government Securities	2-3	1,017	18	—	1,035
Corporate Notes	2-3	12,433	178	(20)	12,591

		50,021	248	(24)	50,245

Total		$104,803	$458	(91)	$105,170

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2009
Certificates of deposit	1	$10,513	—	—	$10,513

Available-for-sale:
Current:
U.S. Government Agencies	1	$605	$1	—	$606
Corporate Notes	1	15,213	201	—	15,414

		15,818	202	—	16,020

Noncurrent:
U.S. Government Agencies	2-3	48,570	67	$(54)	48,583
U.S. Government Securities	2-3	1,023	10	—	1,033
Corporate Notes	2-3	36,209	813		37,022

		85,802	890	(54)	86,638

Total		$101,620	$1,092	$(54)	$102,658

Note 4 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

		Fair Value Measurements at June 30, 2010 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,513	$10,513	$—	$—
U.S. Government Agencies	52,731	52,731	—	—
Corporate Notes	51,404	51,404	—	—
U.S. Government Securities	1,035	1,035	—	—

Total	$115,683	$115,683	$—	$—

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by generally accepted accounting principles in the United States, to record certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis as of June 30, 2010 are summarized below (in thousands):

	Fair Value Measurement Using			New Cost Basis	Impairment Charge
	Level 1	Level 2	Level 3
Investment — China Bottles, Inc. (Note 5)	$—	$—	$—	$—	$4,097

During the three and six months ended June 30, 2010, the Company recorded an impairment charge of approximately $4,097,000 related to its equity investment in China Bottles, Inc. (“China Bottles”), as the decrease in fair value of the investment was deemed to be other than temporary. This expense is included in “Income (loss) from equity method investment” in the consolidated statements of operations for the three and six months ended June 30, 2010. Equity method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

Note 5 — Equity Investments

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

Energy Transfer Water Solutions, JV LLC

On February 4, 2010, the Company’s wholly-owned subsidiary HWS entered into a limited liability company agreement with ETC Water Solutions, LLC (“ETC”), a wholly-owned subsidiary of Energy Transfer Partners, L.P. (NYSE: ETP), that established a 50-50 joint venture, Energy Transfer Water Solutions, JV LLC (the “JV”), to develop solutions for the transportation and treatment of produced water, frac fluids and other types of discharged waters generated in the Marcellus Shale oil and natural gas fields throughout Pennsylvania, New York, West Virginia, Virginia, Kentucky, Tennessee, and Ohio, and in the Haynesville Shale in Louisiana and Texas (the “Agreement”).

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

The JV is managed by a board of directors comprised of an equal number of HWS and ETC representatives, and will be jointly funded unless HWS or ETC opt not to consent to a project, in which case, if the other party elects to proceed on a unilateral basis, it will be entitled to a pre-tax, unlevered internal rate of return of thirty percent on the capital contributions with respect to such project. All other distributions will be made on a 50-50 basis. In February 2010, each of HWS and ETC made an initial capital contribution to the JV of $50,000, and each of HWS and ETC agreed to a first year contribution of $450,000 toward an initial operating budget of $900,000.

The Agreement is subject to usual and customary transfer restrictions, and the obligations of HWS and ETC under both the Agreement and the respective operations and reimbursement agreements are guaranteed by the Company in the case of HWS, and Energy Transfer Partners, L.P., in the case of ETC, pursuant to guaranty agreements.

China Bottles

During the three months ended June 30, 2010 there was a significant decline in the observable market price of China Bottles, the Company’s 48% owned equity investment. Additionally, during the three months ended June 30, 2010 the Company noted a significant decline in the China Bottles business which impacted the financial results of the equity investment. As a result of these events management believes that the Company will not be able to recover the carrying amount of the investment and that China Bottles does not have the ability to sustain an earnings capacity that would justify the carrying amount of the investment. Therefore, the Company concluded that the decline in the value of the equity investment was other than temporary. The Company conducts its equity investment impairment analyses in accordance with Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures.” ASC 323 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary. Accordingly the Company recorded a $4.1 million non-cash impairment charge within “Income (loss) from equity method investment” in the consolidated statements of operations for the three and six months ended June 30, 2010 to fully impair the carrying amount of its equity investment in China Bottles.

Note 6 — Income Taxes

The difference between the actual income tax (benefit) expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income for the three and six months ended June 30, 2010 and 2009 is summarized below:

	Three Months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
United States federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	(1.2)	(5.7)	(1.2)	(5.7)
Foreign tax rate difference	4.1	19.6	3.8	0.4
Effect of tax holiday	2.6	(9.5)	2.6	(0.1)
Valuation allowance	13.8	36.7	13.8	0.6
Goodwill impairment	—	—	—	40.0
Other	2.3	(4.4)	2.2	—

Effective income tax rate	(13.4)%	1.7%	(13.8)%	0.2%

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period, as well as the existence of operating losses on tax credit carrybacks. During the three and six months ended June 30, 2010 the Company recognized an income tax benefit of approximately $2.8 million for tax credit carrybacks. The Company is subject to taxation in the various federal, state and province, county, municipal, and local taxing jurisdictions where it has operations in the United States and China. The Company’s tax returns since inception are subject to examination by United States federal and state, and PRC tax authorities. Additionally, the Company’s value added tax reports are subject to routine review by PRC tax authorities.

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

Stock Options

The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. No stock options were granted during the three or six months ended June 30, 2010. Stock-based compensation cost related to stock options granted in August 2009, all of which is included in general and administrative expense in the statement of operations, totaled $88,100 and $175,300 for the three and six months ended June 30, 2010, respectively.

Restricted Common Stock

For the three and six months ended June 30, 2010, the Company recorded $97,800 and $262,000, respectively, of stock-based compensation expense to its employees and consultants related to shares of restricted common stock granted in May 2009. The Company recorded approximately $1.7 million of stock-based compensation expense to its employees and consultants in the three and six months ended June 30, 2009. During the three months ended June 30, 2010, 138,335 shares of common stock were issued pursuant to the 2009 Plan.

Stock and Warrant Repurchase Program

In August 2009, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws. During the three and six months ended June 30, 2010, 1,543,000 warrants were purchased by the Company for $723,000 in cash (the market price for the public warrants). No common shares were purchased in the three or six months ended June 30, 2010.

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

Litigation

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the Company and its directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that the Company’s intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that the Company entered into with him, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but indicated that pending resolution of the Xu litigation the Company may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, the Company filed a vigorous answer and countersuit expanding its claims against Xu and seeking recovery of not only the stock at issue, but also cash paid to Xu, and cash the Company believes was misappropriated by Xu. The Company’s affirmative defenses and its countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

In response to the Company’s affirmative defenses and countersuit, Xu tried to circumvent the emerging evidence with a technical motion for partial judgment. It failed. On October 26, 2009, the Court denied Xu’s motion. Xu also asked the Court for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. That also failed. The Court rejected Xu’s arguments as premature, and ruled that evidentiary questions of fraud and the voidabilty of the transition agreement will remain for later proceedings and trial. The Court also denied Xu’s motion to dismiss our counterclaims for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. Although the Company’s fraud defenses and countersuit for breach of fiduciary duties remains, the Court trimmed the pleadings by dismissing the Company’s counterclaims for contract breach and conversion. The Company’s evidence of Xu’s wrongdoing raises serious issues for trial. The Company’s countersuit for Xu’s breach of fiduciary duties and its affirmative defenses to his claims are going forward. In light of the pending litigation, disputed shares will continue to be included in the Company’s outstanding shares until the litigation is finally resolved. Based on statements by Xu during recent discovery proceedings, the Company believes that Xu, together with one of the holders of the noncontrolling interest in China Water’s subsidiary Harbin Taoda Drinks (“Harbin”), were parties to certain loan agreements that were not disclosed to the Company in connection with its acquisition of China Water or in China Water’s SEC filings prior to such acquisition, and were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business. Further, Xu’s recent deposition suggests, in the Company’s view, significant noncompliance with the discovery process. As a result the Company is seeking to suspend further discovery until there is full compliance.

In Xu’s companion case for legal fee expense reimbursement as a former director under the indemnity provisions of the Company’s bylaws and certificate of incorporation, Xu recently complied with the conditions set by the Company’s Board of Directors and the Court mandate that he provide an irrevocable bonded and collateralized $1,000,000 letter of credit in favor of the Company. As a result, requests for expense reimbursement are secured, and, upon submission to the Company and/or approval by the Court, as applicable, the Company may issue reimbursement payments.

On May 28, 2010, Ng Tak Kau, a former officer of China Water that was also part of the selling insiders group that includes Xu, filed a lawsuit in the Delaware Court of Chancery making various claims against the Company and its directors and executive officers. Ng’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of 4.08 million shares of Company common stock potentially issuable to Ng in connection with the Company’s acquisition of China Water. Ng contends that the Company’s intended cancellation of his 4.08 million shares is unwarranted and a breach of agreements entered into in connection with the acquisition. On July 13, 2010, the Company filed an answer denying all allegations and also a countersuit for fraud and fraudulent inducement. To date, there has been no further activity by Ng toward discovery or prosecution of the case.

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded to the Class Action by filing a motion to transfer and consolidate the Delaware action to California. The motion to transfer is presently pending for decision, after which the Company intends to file a motion to dismiss. On May 21, 2010, Westfield Retirement Board, also purporting to act on behalf of shareholders, filed a virtually identical class action lawsuit in the United States District for the Central District of California. On July 26, 2010, Westfield filed a request to voluntarily dismiss that case.

The outcome of the above litigation could have a material adverse effect on the Company’s consolidated financial statements.

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

Note 9 — Rescission of Prior Business Combination

        On April 1, 2009 the Company acquired 67% of Harbin, a bottled water manufacturer located in the northern city of Harbin (Heilongjiang Province), in the Peoples Republic of China. The agreement to purchase Harbin provided the Company with financial and operational control of Harbin’s business subsequent to payment of the aggregate purchase price. In June 2010, the holders of the noncontrolling 33% of Harbin claimed that, on the basis of an undisclosed loan agreement that the Company believes was arranged prior to the Company’s acquisition of China Water and conflicting purchase price agreements that were submitted to the Chinese government, the full purchase price for the business was not paid. Based on statements by former China Water president Xu Hong Bin during recent discovery proceedings (see Note 8), the Company believes that Xu, together with one of the holders of the noncontrolling interest in Harbin, were parties to certain loan agreements that were not disclosed to the Company in connection with its acquisition of China Water or in China Water’s SEC filings prior to such acquisition and were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business. The Company was subsequently barred from access to factory operations and records, and demands for additional purchase price consideration were made on the Company by the noncontrolling shareholders. On June 1, 2010, management made the decision not to pay additional consideration for its interest in Harbin and, consequently rescinded the prior business combination resulting, in substance, in a nonmonetary distribution of the net assets of Harbin to the former owners. As a result, and effective June 1, 2010, the Company divested itself of the assets, liabilities and operations of Harbin and recorded a loss of $1.6 million in general and administrative expense in the consolidated statements of operations for the three and six months ended June 30, 2010 representing the aggregate of the carrying amount of the noncontrolling interest and the carrying amount of Harbin’s net assets as of the June 1, 2010.

Note 10 — Segments

The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. The Company evaluates performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The tables below summarize information about reported segments (in thousands):

	China Water	HWR	Corporate	Total
Three Months Ended June 30, 2010
Sales	$9,153	$2,473	$—	$11,626
Gross profit	2,269	710	—	2,979
Loss before income taxes	(5,819)	(12,885)	(616)	(19,320)
Additions to fixed assets	237	2,697	—	2,934

Three Months Ended June 30, 2009
Sales	8,277	—	—	8,277
Gross profit	2,041	—	—	2,041
Loss before income taxes	(1,326)	—	(1,776)	(3,102)
Additions to fixed assets	1,101	—	—	1,101

Six Months Ended June 30, 2010
Sales	15,663	4,568	—	20,231
Gross profit	3,607	1,155	—	4,762
Loss before income taxes	(6,250)	(12,836)	(641)	(19,727)
Additions to fixed assets	654	7,121	—	7,775
Goodwill	6,341	7,257	—	13,598
Total assets	48,337	69,074	232,471	349,882

Six Months Ended June 30, 2009
Sales	16,080	—	—	16,080
Gross profit	4,653	—	—	4,653
Loss before income taxes	(187,342)	—	(1,555)	(188,897)
Additions to fixed assets	4,593	—	—	4,593

Year Ended December 31, 2009
Goodwill	6,341	7,257	—	13,598
Total assets	56,541	63,996	244,452	364,989

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), acquired October 30, 2008, and Heckmann Water Resources Corporation (“HWR”) established July 1, 2009, and Heckmann Water Solutions, LLC (HWS”) established February 4, 2010.

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

Company Overview

We are a holding company that was created to buy operating businesses, and our focus is on buying and building companies in the water sector. We have two operating segments: (1) domestic and (2) international. Our domestic segment presently includes (a) our water disposal, treatment, and pipeline transport facilities in Texas and Louisiana operated by our wholly-owned subsidiary HWR, (b) our joint venture with Energy Transfer Partners, L.P., to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, operated through our wholly-owned subsidiary HWS, and (c) our minority interest investment in water infrastructure solutions and pipeline supplier UGSI. (OTC: UGSI). Our international segment presently includes our bottled water business operated by our wholly-owned subsidiary China Water. As of June 30, 2010, we had approximately $235 million in invested cash and cash equivalents on our balance sheet. In 2010, we plan to continue building the businesses in our domestic and international segments, and we will also make additional acquisitions as we find attractive long-term opportunities for our stockholders.

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

On October 30, 2008, we completed our acquisition of China Water, consolidated its subsidiaries and affiliate entities, and now operate its seven bottled water facilities in China with Coca-Cola China as our largest customer.

On July 1, 2009, we purchased of all the assets of Greer Exploration Corporation and the Silversword Partnerships, and all the membership interests of Charis Partners, LLC. The assets of these entities were consolidated into HWR together with the capital and operating resources necessary to build a pipeline and network of disposal wells and terminal facilities. HWR now operates a multi-modal water disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of complex water flows including flowback water, frac fluids, and produced brine waters generated in their oil and gas operations. On February 2010, we completed our 50-mile water transport pipeline and treatment facility network in the Haynesville Shale field. It is designed to treat and dispose up to 100,000 barrels of water per day and is supported by a network of deep injection disposal wells.

On February 4, 2010, we announced a joint venture with Energy Transfer Partners, L.P. The joint venture is a 50/50 partnership and operates under the name Energy Transfer Water Solutions, JV, LLC (“ETWS”). ETWS is in the process of developing water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, and intends to develop similar solutions in other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. Our 50% interest in the joint venture is held through HWS.

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

HWR currently has multi-year forward contracts with three principal customers, pursuant to which HWR has installed pipeline connecting these customers’ oil and gas wells to HWR’s network of disposal wells. The agreements provide that, upon connection to the pipeline, the customers will have an obligation to dispose of a minimum firm quantity of saltwater and frac fluid into HWR’s network and, in return, HWR will receive fixed fee payments. In addition, HWR currently has agreements and spot market terminal arrangements with approximately 25 other customers, pursuant to which these customers have the right, but not the obligation, to dispose of saltwater and frac fluid into HWR’s network and are obligated to make payments to HWR based upon the volume of saltwater and frac fluid actually delivered.

Initial completion of the HWR 50-mile pipeline system occurred in February 2010 and for the period ending June 30, 2010, HWR incurred significant operating costs for pipeline start up, commissioning, repairs, upgrades, replacements, and pipeline integrity testing. Integrity testing, assessment and hydraulic calibration of all of our pipeline and connected terminal assets will continue as deemed necessary to ensure continued safe and reliable operation.

ETWS intends to operate on a build, own, and operate business model and began start up operations in February 2010. In conjunction with ETWS, HWS provides turnkey sourcing, engineering, design and operation of integrated water gathering and management systems for the oil, gas, coal mining, and utility sector. The joint venture bids for large scale water infrastructure gathering and transit solutions for complex waters, specialized disposal, treatment, recycle and reuse systems, in field mobile filtration systems, and terminals and treatment facilities for receipt and processing of various waters.

In February 2010, each of HWS and ETC made an initial capital contribution to ETWS, and each of HWS and ETC agreed to a first year operating budget which is largely dedicated to strategic and economic planning, engineering, regulatory analysis, permitting, project cost assessment and bidding, and customer acquisition. Through June 30, 2010, at the invitation of several potential customers active in the oil, gas, coal mining, and utility sectors the joint venture has provided specific project proposals and we believe these proposals will produce meaningful contract awards during the second half of 2010.

Subsequent to June 30, 2010, ETWS entered into letters of intent for the acquisition of three separate businesses that operate strategically located water treatment and disposal plants serving oil and gas producers in the Marcellus Shale fields in Pennsylvania. These three companies have long operating histories, seasoned management teams, and a significant installed customer base, and we believe that if definitive agreements are reached, each will produce accretive earnings for the joint venture shortly after the target closing date of September 30, 2010.

Our balance sheet remains strong and we continue to actively evaluate potential acquisitions.

The following discussion includes the operating results of China Water and the operating results of HWR since July 1, 2009, the acquisition date of the business.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$11,626	$8,277
Cost of goods sold	8,647	6,236

Gross profit	2,979	2,041
Operating expenses:
Selling and marketing expenses	797	1,020
General and administrative expenses	4,717	5,534
Pipeline start-up and commissioning	13,005	—

Total operating expenses	18,519	6,554

Loss from operations	(15,540)	(4,513)
Interest income, net	624	972
Income (loss) from equity method investment	(4,098)	364
Other, net	(306)	75

Loss before income taxes	(19,320)	(3,102)
Income tax benefit (expense)	2,580	(52)

Net loss	$(16,740)	$(3,154)

Net Sales

Our net sales for the three months ended June 30, 2010 were $11.6 million, which represents $9.1 million of sales of bottled water and $2.5 million of revenues from water disposal compared to $8.3 million for the three months ended June 30, 2009, all of which represents sales of bottled water. Sales for the three months ended June 30, 2010 included approximately $1.0 million of bottled drink sales from the Xi’an facility, which started production in March 2010, and for sales of the Howmax line of private-label fruit beverage products. Sales for the three months ended June 30, 2009 included approximately $0.2 million of bottled water sales from the Beijing and Shen Yang Aixin factories. In September 2009 the Company announced the restructuring of the Beijing factory and the deconsolidation of the Shen Yang Aixin factory (see Notes 2 and 4 in our Annual Report on Form 10-K for the year ended December 31, 2009). Accordingly there are no sales reported in the three months ended June 30, 2010 for either Beijing or Shen Yang Aixin. Effective June 1, 2010 the Company divested itself of the Harbin facility (Note 9). Sales for the Harbin facility were approximately $1.7 million for the three months ended June 30, 2009 and approximately $1.1 million for the two months ended May 31, 2010.

Cost of Goods Sold

The cost of goods sold for the three months ended June 30, 2010, including approximately $1.1 million of depreciation expense, was $8.6 million, resulting in total gross profit of approximately $3.0 million, or 25.6% of net sales. Gross profit from bottled water sales was $2.3 million, or 24.8% of net sales. Gross profit of $0.7 million, or 28.7%, was attributable to HWR’s water disposal revenues. The cost of goods sold for the three months ended June 30, 2009, including approximately $0.4 million of depreciation expense, was $6.2 million, resulting in total gross profit of $2.0 million, or 24.7% of net sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 totaled $18.5 million, compared to $6.6 million for the three months ended June 30, 2009.

General and administrative expenses for the three months ended June 30, 2010 were $4.7 million and includes approximately $0.2 million of stock-based compensation and amortization expense of approximately $0.4 million. Also included in general and administrative expense are approximately $1.6 million of expenses relating to undertaking the rescission of the Harbin business acquisition (Note 9). General and administrative expenses for the three months ended June 30, 2009 were $5.5 million and includes approximately $1.1 million of amortization expense and $1.7 million of stock-based compensation expense.

Also included in operating expense are pipeline start-up and commissioning costs of approximately $13.0 million resulting from anomalies in certain segments of the Haynesville pipeline. Accordingly, we reduced the operating pressures below normal operating pressures as we performed additional testing procedures and remediated the anomalies. The pressure reductions and shutdowns that were undertaken to remediate anomalies reduced throughput and adversely impacted our operating costs and revenues during the three months ended June 30, 2010.

Loss from Operations

We had operating losses of $15.5 million and $4.5 million for the three months ended June 30, 2010 and 2009, respectively, as a result of the items mentioned above.

Interest Income, net

During the three months ended June 30, 2010, we recorded interest income, net of $0.6 million compared to $1.0 million for the three months ended June 30, 2009. The decrease was due to lower interest rates for invested funds and lower investment balances in the three months ended June 30, 2010 when compared to the same 2009 period.

Income (Loss) from Equity Method Investment

During the three months ended June 30, 2010, we recorded $4.1 million impairment expense from our 48% equity method investment in China Bottles (Note 5), compared to $0.4 million of equity income during the three months ended June 30, 2009.

Other Income (Expense), net

We recorded other expense, net, of $0.3 million and other income, net, of $0.1 million for the three months ended June 30, 2010 and 2009, respectively. The decrease was primarily due to costs associated with exiting a lease for office space in Hong Kong.

Income Taxes

The Company expects to utilize the deferred tax asset generated from operating losses recorded in the three months ended June 30, 2010 by carrying back the amount to offset prior year’s taxable income, and accordingly has recorded an income tax benefit for the three months ended June 30, 2010 of approximately $2.6 million compared with a $52,000 income tax expense for the three months ended June 30, 2009.

Net Loss

Our net loss for the three months ended June 30, 2010 was approximately $16.7 million compared to a net loss of $3.2 million for the three months ended June 30, 2009, as a result of the items mentioned above.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$20,231	$16,080
Cost of goods sold	15,469	11,427

Gross profit	4,762	4,653
Operating expenses:
Selling and marketing expenses	1,306	1,427
General and administrative expenses	7,523	10,924
Goodwill impairment	—	184,000
Pipeline start-up and commissioning	13,005	—

Total operating expenses	21,834	196,351

Loss from operations	(17,072)	(191,698)
Interest income, net	1,368	2,185
Income (loss) from equity method investment	(4,048)	335
Other, net	25	281

Loss before income taxes	(19,727)	(188,897)
Income tax benefit (expense)	2,722	(420)

Net loss	$(17,005)	$(189,317)

Net Sales

Our net sales for the six months ended June 30, 2010 were $20.2 million, which represents $15.7 million of sales of bottled water and $4.5 million of revenues from water disposal compared to $16.1 million for the six months ended June 30, 2009, all of which represents sales of bottled water. Sales for the six months ended June 30, 2010 included approximately $1.1 million of bottled drink sales from the Xi’an facility, which started production in March 2010, and for sales of the Howmax line of private label fruit beverage products. Bottled water sales for the six months ended June 30, 2009 included approximately $0.9 million of sales from the Beijing and Shen Yang Aixin factories. In September 2009 the Company announced the restructuring of the Beijing factory and the deconsolidation of the Shen Yang Aixin factory (see Notes 2 and 4 in our Annual Report on Form 10-K for the year ended December 31, 2009). Accordingly, there are no sales reported in the six months ended June 30, 2010 for either Beijing or Shen Yang Aixin. Effective June 1, 2010 the Company has divested itself of the Harbin facility (Note 9). Sales for the Harbin facility were approximately $2.5 million for the period January 1 to May 31, 2010 with no reported sales in June 2010, and $1.7 million for the six months ended June 30, 2009.

Cost of Goods Sold

The cost of goods sold for the six months ended June 30, 2010, including approximately $2.0 million of depreciation expense, was $15.5 million, resulting in total gross profit of $4.8 million, or 23.5% of net sales. Gross profit from bottled water sales was $3.6 million, or 23.0% of net sales. Gross profit of $1.2 million, or 25.3%, was attributable to HWR’s water disposal revenues. The cost of goods sold for the six months ended June 30, 2009, including approximately $0.8 million of depreciation expense, was $11.4 million, resulting in total gross profit of $4.7 million, or 28.9% of net sales.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 totaled $21.8 million, compared to $196.4 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company recorded a $184.0 million non-cash goodwill impairment charge related to its acquisition of China Water (see Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2009).

General and administrative expenses for the six months ended June 30, 2010 were $7.5 million and includes approximately $0.4 million of stock-based compensation and amortization expense of approximately $0.8 million. Also included in general and administrative expense are approximately $1.6 million of expenses relating to undertaking the rescission of the Harbin business acquisition (Note 9). General and administrative expenses for the six months ended June 30, 2009 were $10.9 million and includes approximately $2.1 million of amortization expense, $1.7 million of stock-based compensation expense and approximately $2.0 million of bad debt expense.

Also included in operating expense are pipeline start-up and commissioning costs of approximately $13.0 million resulting from anomalies in certain segments of the Haynesville pipeline. Accordingly, we reduced the operating pressures below normal operating pressures as we performed additional testing procedures and remediated the anomalies. The pressure reductions and shutdowns that were undertaken to remediate anomalies reduced throughput and adversely impacted our operating costs and revenues during the six months ended June 30, 2010.

Loss from Operations

We had operating losses of $17.1 million and $191.7 million for the six months ended June 30, 2010 and 2009, respectively, as a result of the items mentioned above.

Interest Income, net

During the six months ended June 30, 2010, we recorded interest income, net of $1.4 million compared to $2.2 million for the six months ended June 30, 2009. The decrease was due to lower interest rates for invested funds and lower investment balances in the six months ended June 30, 2010 when compared to the same 2009 period.

Income (Loss) from Equity Method Investment

During the six months ended June 30, 2010, we recorded $4.1 million impairment expense from our 48% equity method investment in China Bottles (Note 5), compared to $0.3 million of equity income during the six months ended June 30, 2009.

Other Income (Expense), net

We recorded other income of approximately $25,000 in the six months ended June 30, 2010 compared to $0.3 million for the six months ended June 30, 2009.

Income Taxes

The Company expects to utilize the deferred tax asset generated from operating losses recorded in the six months ended June 30, 2010 by carrying back the amount to offset prior years’s taxable income, and accordingly has recorded an income tax benefit for the six months ended June 30, 2010 of approximately $2.7 million compared with a $0.4 million income tax expense for the six months ended June 30, 2009.

Net Loss

Our net loss for the six months ended June 30, 2010 was approximately $17.0 million compared to a net loss of $189.3 million for the six months ended June 30, 2009. The change relates primarily to $184.0 million non-cash goodwill impairment charge recorded during the six months ended June 30, 2009 in addition to the other items mentioned above.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our principal sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity. As of June 30, 2010, we had cash and cash equivalents of approximately $119 million, and approximately $116 million of short and long-term investments, for an aggregate of approximately $235 million in invested cash, cash equivalents and marketable securities.

We have budgeted capital expenditures of approximately $7 million for the remainder of 2010 for new equipment, plant expansion, pipeline construction, and similar projects. In addition, we expect to make capital contributions to the ETWS joint venture in the remainder of 2010.

We believe that our cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions we may undertake for the foreseeable future.

Cash Flows for Six Months Ended June 30, 2010

Net cash used in operating activities was approximately $0.7 million for the six months ended June 30, 2010. Cash used by operating activities was primarily driven by working capital changes offset by various non-cash charges.

Net cash used in investing activities was approximately $16.9 million for the six months ended June 30, 2010. Of this amount, $67.4 million was received from the sale and maturity of securities, offset by the use of $71.0 million for investments in high grade corporate notes and the use of $13.2 million for payments on purchases of machinery and equipment.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2010. This amount primarily represents short term borrowings made under a revolving credit facility in China.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

Critical Accounting Policies

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $1.1 and $0.9 million, respectively.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from June 30, 2010, the fair value of our portfolio would decline approximately $0.4 million.

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

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses of China Water discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Management’s Report on Internal Control over Financial Reporting.” Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2010 because of the identification of material weaknesses in China Water’s internal control over financial reporting that have not yet been fully remediated and which continue to exist at June 30, 2010.

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

•	A new President of our China Water subsidiary was appointed, effective January 2009.

•	A new Manager of Internal Audit for our China Water subsidiary was appointed, effective April 2009.

•	A new PRC Finance Manager for our China Water subsidiary was appointed, effective June 2009.

•	A new Manager of Information Technology for our China Water subsidiary was appointed, effective September 2009.

•	Improving the training programs for the financial accounting staff of our China Water subsidiary and recruiting qualified executive operations management for our China Water subsidiary.

•	We have adopted and emphasized to our China Water employees our Code of Business Conduct and Ethics.

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

Internal Control Over Financial Reporting

In the three months ended June 30, 2010 we have improved process overviews and implemented additional procedures and controls over customer payments in China. Management is currently in the process of completing its internal control testing on China Water’s internal controls over financial reporting and we have begun to develop the appropriate internal controls and procedures for our HWR business.

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

In response to our affirmative defenses and countersuit, Xu tried to circumvent the emerging evidence with a technical motion for partial judgment. It failed. On October 26, 2009, the Court denied Xu’s motion. Xu also asked the Court for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. That also failed. The Court rejected Xu’s arguments as premature, and ruled that evidentiary questions of fraud and the voidabilty of the transition agreement will remain for later proceedings and trial. The Court also denied Xu’s motion to dismiss our counterclaims for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. Although our fraud defenses and countersuit for breach of fiduciary duties remains, the Court trimmed the pleadings by dismissing our counterclaims for contract breach and conversion. Our evidence of Xu’s wrongdoing raises serious issues for trial. Our countersuit for Xu’s breach of fiduciary duties and our affirmative defenses to his claims are going forward. In light of the pending litigation, disputed shares will continue to be included in our outstanding shares until the litigation is finally resolved. Based on statements made by Xu during recent discovery proceedings, we believe that Xu, together with one of the holders of the noncontrolling interest in China Water’s subsidiary Harbin Taoda Drinks (“Harbin”), were parties to certain loan agreements that were not disclosed to us in connection with our acquisition of China Water or in China Water’s SEC filings prior to such acquisition, and were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business. Further, Xu’s recent deposition suggests, in our view, significant noncompliance with the discovery process. As a result of these revelations we are seeking to suspend further discovery until there is full compliance.

In Xu’s companion case for legal fee expense reimbursement as a former director under the indemnity provisions of our bylaws and certificate of incorporation, Xu recently complied with the conditions set by our Board of Directors and the Court mandate that he provide an irrevocable bonded and collateralized $1,000,000 letter of credit in favor of the Company. As a result, requests for expense reimbursement are secured, and, upon submission to the Company and/or approval by the Court, as applicable, the Company may issue reimbursement payments.

On May 28, 2010, Ng Tak Kau, a former officer of China Water that was also part of the selling insiders group that includes Xu, filed a lawsuit in the Delaware Court of Chancery making various claims against the Company and its directors and executive officers. Ng’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of 4.08 million shares of Company common stock potentially issuable to Ng in connection with our acquisition of China Water. Ng contends that our intended cancellation of his 4.08 million shares is unwarranted and a breach of agreements entered in connection with the acquisition. On July 13, 2010, we filed an answer denying all allegations and also a countersuit for fraud and fraudulent inducement. To date, there has been no further activity by Ng toward discovery or prosecution of the case.

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware, (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded to the Class Action by filing a motion to transfer and consolidate the Delaware action to California. The motion to transfer is presently pending for decision, after which the Company intends to file a motion to dismiss. On May 21, 2010, Westfield Retirement Board, also purporting to act on behalf of shareholders filed a virtually identical class action lawsuit in the United States District for the Central District of California. On July 26, 2010, Westfield filed a request to voluntarily dismiss that case.

The outcome of the above litigation could have a material adverse effect on our consolidated financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.8	Asset Purchase Agreement, dated as of June 12, 2009, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Charis Partners, LLC, David Melton, Chris Cooper, Craig Zips, Mike Davis, Kevin Greer, Greer Exploration Corporation, James Greer, Silversword, L.P., Silversword II, L.P., Silversword III, L.P., Silversword IV, L.P., Silversword V, L.P., Silversword VII, L.P., and Jon Hileman (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed June 12, 2009)

2.9	Amendment No. 1 to Asset Purchase Agreement, dated as of June 30, 2009, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Charis Partners, LLC, David Melton, Chris Cooper, Craig Zips, Mike Davis, Kevin Greer, Greer Exploration Corporation, James Greer, Silversword, L.P., Silversword II, L.P., Silversword III, L.P., Silversword IV, L.P., Silversword V, L.P., Silversword VII, L.P., and Jon Hileman (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed June 30, 2009).

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

10.42†	First Supplemental and Amended Agreement for Firm Disposal of Saltwater between Heckmann Water Resources Corporation and Exco Production Company, L.P., executed February 26 2010, effective January 25, 2010 (incorporated by reference to Exhibit 10.42 to Heckmann Corporation’s Annual Report on Form 10-K filed March 11, 2010).

10.43†	Limited Liability Company Agreement of Energy Transfer Water Solutions JV, LLC by and between ETC Water Solutions, LLC and HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.42 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.44†	Operations and Reimbursement Agreement by and between HEK Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.43 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.45†	Operations and Reimbursement Agreement by and between ETC Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.44 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.46	Guaranty Agreement, by Energy Transfer Partners, LP in favor of HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.45 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.47	Guaranty Agreement, by Heckmann Corporation in favor of ETC Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.46 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)