Form 10-Q
period 2010-09-30
Heckmann CORP
filed 2010-11-09
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2010 was 108,899,985.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,530	$136,050
Certificates of deposit	10,463	10,513
Marketable securities	55,944	16,020
Accounts receivable, net	7,232	5,873
Inventories, net	1,908	2,896
Prepaid expenses and other receivables	1,881	4,461
Refundable income tax	3,489	—
Other current assets	405	278

Total current assets	229,852	176,091
Property, plant and equipment, net	56,912	53,520
Marketable securities	9,705	86,638
Equity investments	7,383	11,229
Intangible assets, net	22,253	23,507
Goodwill	13,598	13,598
Other	211	406

Total assets	$339,914	$364,989

Liabilities and equity
Current liabilities:
Accounts payable	$15,750	$19,501
Deferred revenue	399	946
Accrued expenses	16,543	13,443
Current portion of long-term debt	939	1,398
Due to related parties	542	1,472
Deferred income taxes	—	178

Total current liabilities	34,173	36,938
Acquisition consideration payable	1,910	1,910
Long-term debt, net of current portion	—	439
Other long-term liabilities	4,077	4,672
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 125,432,075 shares issued and 108,899,985 shares outstanding at September 30, 2010 and 125,282,740 shares issued and 108,750,650 shares outstanding at December 31, 2009	124	124
Additional paid-in capital	746,726	746,077
Purchased warrants	(6,844)	(4,810)
Treasury stock	(14,000)	(14,000)
Accumulated other comprehensive income	254	643
Accumulated deficit	(428,005)	(409,166)

Total equity of Heckmann Corporation	298,255	318,868
Noncontrolling interest	1,499	2,162

Total equity	299,754	321,030

Total liabilities and equity	$339,914	$364,989

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$11,112	$11,235	$31,343	$27,315
Cost of goods sold	8,619	8,988	24,088	20,415

Gross profit	2,493	2,247	7,255	6,900
Operating expenses:
Selling and marketing	910	791	2,216	2,218
General and administrative	3,671	26,753	11,194	37,677
Pipeline start-up and commissioning (Note 2)	590	—	13,595	—
Goodwill impairment (Note 2)	—	178,553	—	362,553
Impairment of property, plant and equipment (Note 2)	—	6,223	—	6,223

Total operating expenses	5,171	212,320	27,005	408,671

Loss from operations	(2,678)	(210,073)	(19,750)	(401,771)
Interest income, net	588	863	1,956	3,048
Income (loss) from equity method investment	(299)	(124)	(4,347)	211
Other, net	58	(688)	83	(407)

Loss before income taxes	(2,331)	(210,022)	(22,058)	(398,919)
Income tax benefit (expense)	540	(476)	3,262	(896)

Net loss	(1,791)	(210,498)	(18,796)	(399,815)
Net loss attributable to the noncontrolling interest	(19)	(61)	(43)	(216)

Net loss attributable to common stockholders	$(1,810)	$(210,559)	$(18,839)	$(400,031)

Net loss per common share attributable to the Company’s common stockholders
Basic and diluted	$(0.02)	$(1.93)	$(0.17)	$(3.64)

Weighted average shares outstanding:
Basic and diluted	108,899,985	109,275,628	108,842,048	109,852,879

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(1,810)	$(210,559)	$(18,839)	$(400,031)
Add back: net loss attributable to the noncontrolling interest	19	61	43	216

Net loss	(1,791)	(210,498)	(18,796)	(399,815)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	12	38	(72)	109
Reclassification of net gains from sales of available-for-sale securities included in earnings	—	—	(311)	—
Unrealized gain (loss) on available-for-sale securities	75	334	(6)	490

Total other comprehensive income (loss), net of tax	87	372	(389)	599

Comprehensive loss, net of tax	(1,704)	(210,126)	(19,185)	(399,216)
Net income attributable to the noncontrolling interest	(19)	(61)	(43)	(216)

Comprehensive loss attributable to the Company	$(1,723)	$(210,187)	$(19,228)	$(399,432)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities
Net loss	$(18,796)	$(399,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,122	1,596
Amortization	1,260	2,344
Bad debt expense	270	9,000
Provision for obsolete inventory	—	800
Goodwill impairment (Note 2)	—	362,553
Stock-based compensation	583	1,756
Loss (gain) from equity method investment (Note 5)	4,347	(211)
Issuance of shares in connection with Settlement and Release Agreement (Note 8)	—	831
Loss on deconsolidation of Shen Yang (Note 9)	—	5,341
Impairment of property, plant and equipment (Note 2)	—	6,223
Restructuring costs	—	540
Loss on Harbin rescission (Note 10)	1,576	—
Loss on disposal of property plant and equipment	708	3,933
Other	396	165
Changes in operating assets and liabilities, net of Harbin rescission (2010) and purchase price adjustments (2009):
Accounts receivable	(2,910)	(7,795)
Inventories	546	(2,939)
Prepaid expenses and other receivables	2,250	(848)
Refundable income tax	(3,439)	—
Accounts payable and accrued expenses	5,632	6,320
Deferred revenue	(930)	345
Deposits	218	522
Other assets	(959)	(469)
Due to related party	(74)	—
VAT and income taxes payable	158	1,004

Net cash used in operating activities	(6,042)	(8,804)

Investing activities
Purchases of available-for-sale securities	(74,114)	(138,560)
Proceeds from sale and maturity of available-for-sale securities	110,212	75,703
Cash paid for equity investments	—	(6,801)
Restricted cash, for equipment purchase	—	(2,000)
Payments made in connection with Harbin acquisition	—	(1,193)
Payments made in connection with HWR acquisition, no cash acquired	—	(16,566)
Purchases of property and equipment	(15,206)	(12,664)
Investment in joint venture	(500)	—

Net cash provided by (used in) investing activities	20,392	(102,081)

Financing activities
Payment on long-term debt agreements	(2,534)	(132)
Borrowings under revolving credit facility	2,486	790
Cash proceeds from exercise of warrants	66	—
Proceeds from notes payable	92	—
Cash paid to repurchase warrants	(2,034)	(4,405)
Cash paid to purchase treasury stock	—	(14,000)

Net cash used in financing activities	(1,924)	(17,747)

Net increase (decrease) in cash and cash equivalents	12,426	(128,632)
Effect of change in foreign currency exchange rate on cash and cash equivalents	54	(22)
Cash and cash equivalents at beginning of period	136,050	281,683

Cash and cash equivalents at end of period	$148,530	$153,029

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Equity

Nine months ended September 30, 2010

(Unaudited)

(In thousands, except share data)

	Total	Heckmann Corporation Shareholders									Noncontrolling Interest
		Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income
		Shares	Amount		Shares	Amount	Warrants	Amount
Balance at January 1, 2010	$321,030	125,282,740	$124	$746,077	13,032,098	$(14,000)	6,572,096	$(4,810)	$(409,166)	$643	$2,162
Stock based compensation (Note 7)	583	138,335		583
Exercise of warrants for cash	66	11,000		66
Purchase of warrants for cash	(2,034)						4,759,101	(2,034)
Divestiture of Harbin (Note 10)	(706)										(706)
Comprehensive loss:
Net loss	(18,796)								(18,839)		43
Other comprehensive loss, net of tax
Reclassification of net gains from sales of available-for-sale securities included in earnings	(311)									(311)
Unrealized loss on available for sale securities	(6)									(6)
Foreign currency translation loss	(72)									(72)

Other comprehensive loss	(389)

Comprehensive loss	(19,185)

Balance at September 30, 2010	$299,754	125,432,075	$124	$746,726	13,032,098	$(14,000)	11,331,197	$(6,844)	$(428,005)	$254	$1,499

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation (the “Company”) was incorporated in Delaware on May 29, 2007 as a blank check company whose objective was to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. On May 19, 2008, Heckmann Corporation and Heckmann Acquisition II Corp., a Delaware corporation and the Company’s wholly owned subsidiary (“Acquisition Sub”), entered into an agreement and plan of merger and reorganization with China Water and Drinks, Inc., a Nevada corporation (“China Water”). China Water and its subsidiaries are engaged in the manufacture of bottled water products and operate seven bottled water production plants in the People’s Republic of China (“PRC” or “China”). China Water produces and markets bottled water products under the brand name “Darcunk” and “Grand Canyon” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry. On October 30, 2008, the Company and Acquisition Sub completed the acquisition of China Water pursuant to a merger agreement, as amended, with Acquisition Sub remaining as the surviving entity. On July 1, 2009, the Company’s wholly owned subsidiary, Heckmann Water Resources Corporation, a Texas corporation (“HWR”), completed the purchase of the limited liability company interests of Charis Partners, LLC, a Texas limited liability company, and substantially all of the assets of Greer Exploration Corporation, a Louisiana corporation, and Silversword Partnerships, each a Texas limited partnership, pursuant to an asset purchase agreement dated April 22, 2009, and consummated July 1, 2009. The business acquired under the agreement is a multi-modal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of complex water flows including flowback water, frac fluids and produced brine waters generated in their oil and gas operations (the “Saltwater Disposal and Transport Business”).

Effective with the July 1, 2009 acquisition of the Saltwater Disposal and Transport Business by HWR and the February 2010 establishment of Heckmann Water Solutions, LLC (“HWS”), the Company has two reportable segments, which as of September 30, 2010 are referred to as international (China Water) and domestic (HWR and HWS).

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These financial statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Note 2 — Summary of Selected Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Economic and Political Risks - A significant portion of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

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

Accounting Estimates - The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, however, actual results could differ materially from those estimates.

Earnings Per Share - Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercises of outstanding warrants and options, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock, commonly referred to as the treasury stock method. Inherently, stock warrants and options are deemed to be dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants and options. At September 30, 2010 and 2009, the Company’s dilutive securities include 66,605,157 and 71,513,592 warrants and options exercisable for common stock, respectively. Dilutive securities have been omitted from the computation of weighted average dilutive shares outstanding for the three and nine months ended September 30, 2010 and 2009 because the effect was anti-dilutive. Also excluded from the computation of EPS are 3,500,000 shares previously held in escrow pursuant to the majority stockholder consent agreement, entered into on May 19, 2008, as amended, between the Company and Xu Hong Bin. Those shares were released from escrow on March 13, 2009 pursuant to an escrow resolution and transition agreement among the Company, China Water, Xu Hong Bin and his affiliate, have not been delivered and are subject to cancellation by the Company as of May 4, 2009.

Marketable Securities - All of the Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value with any unrealized gains or losses recorded in accumulated other comprehensive income (loss), a component of equity, until realized. Other-than-temporary declines in market value from original cost are included in the current year’s operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the consolidated statements of operations.

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $1.2 million and $0.9 million, respectively.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company will perform its impairment analysis annually during the third quarter of the fiscal year. The analysis completed in the quarter ended September 30, 2010 did not result in an impairment charge. During the three and nine months ended September 30, 2009, the Company recorded an impairment loss of $178.6 million and $362.6 million, respectively, in connection with its acquisition of China Water (see Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). There was no impairment charge recorded in the three or nine months ended September 30, 2010.

Accounting for the Impairment of Long-Lived Assets other than Goodwill - In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company’s amortizable intangible assets include registered trademarks, customer relationships, distribution networks and customer contracts acquired in the acquisitions of China Water and the Saltwater Disposal and Transport Business. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

Fair Value of Financial Instruments - The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and debt approximate fair value due to the short-term nature of these instruments. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Revenue Recognition - Revenues for bottled water sales are recognized when finished products are delivered to our customers. Revenues for saltwater disposal are recognized upon delivery to our water transport pipeline or upon delivery to our disposal wells or saltwater storage facilities. In addition to the foregoing, all of the following also shall have occurred: (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

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

The Company is subject to taxation in China and in the United States (California, Texas and Louisiana taxing jurisdictions). The Company’s tax returns since inception are subject to examination by those tax authorities. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2010, the Company had no interest or penalties accrued for uncertain tax positions.

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

Property, Plant and Equipment and Repair and Maintenance Costs - Property plant and equipment is recorded at its original cost of construction or fair value of assets purchased. Expenditures that extend the useful life or increase the expected output of property, plant and equipment, as well as major improvements are capitalized. Repair and maintenance costs are expensed as incurred. Subsequent to the completion of the 50-mile pipeline in February 2010, HWR incurred significant costs for pipeline start up, commissioning and pipeline integrity testing. As a result, during the three and nine months ended September 30, 2010 the Company recorded start up and commissioning expenses of approximately $0.6 million and $13.6 million, respectively, within operations. During the three and nine months ended September 30, 2009 the Company also recognized an impairment charge of $6.2 million relating to construction in process of $3.8 million and property, plant and equipment associated with exiting the Beijing facility of $2.4 million. Management determined that the carrying amount of these assets could not be recovered as of September 30, 2009 and in management’s judgment these assets were fully-impaired.

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

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances and settlements to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial position.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Note 3 — Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
September 30, 2010

Certificates of deposit	1	$10,463	$—	$—	$10,463

Available-for-sale:
Current:
U.S. Government Agencies	1	$17,049	$14	$—	$17,063
Corporate Notes	1	38,611	270	—	38,881

		55,660	284	—	55,944

Noncurrent:
U.S. Government Agencies	2-3	1,317	28	—	1,345
U.S. Government Securities	2-3	1,015	16	—	1,031
Corporate Notes	2-3	7,165	164	—	7,329

		9,497	208	—	9,705

Total		$65,157	$492	$—	$65,649

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2009

Certificates of deposit	1	$10,513	$—	$—	$10,513

Available-for-sale:
Current:
U.S. Government Agencies	1	$605	$1	$—	$606
Corporate Notes	1	15,213	201	—	15,414

		15,818	202	—	16,020

Noncurrent:
U.S. Government Agencies	2-3	48,570	67	(54)	48,583
U.S. Government Securities	2-3	1,023	10	—	1,033
Corporate Notes	2-3	36,209	813	—	37,022

		85,802	890	(54)	86,638

Total		$101,620	$1,092	$(54)	$102,658

Note 4 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

		Fair Value Measurements at September 30, 2010 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,463	$10,463	$—	$—
U.S. Government Agencies	18,408	18,408	—	—
Corporate Notes	46,210	46,210	—	—
U.S. Government Securities	1,031	1,031	—	—

Total	$76,112	$76,112	$—	$—

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by generally accepted accounting principles in the United States, to record certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010 are summarized below (in thousands):

	Fair Value Measurement Using			New Cost Basis	Impairment Charge
	Level 1	Level 2	Level 3
Investment — China Bottles, Inc. (Note 5)	$—	$—	$—	$—	$4,097

During the three and nine months ended September 30, 2010 the Company recorded an impairment charge of approximately $0 and $4,097,000, respectively, related to its equity investment in China Bottles, Inc. (“China Bottles”), as the decrease in fair value of the investment was deemed to be other than temporary. This expense is included in “Income (loss) from equity method investment” in the consolidated statements of operations for the nine months ended September 30, 2010. Equity method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

Note 5 — Equity Investments

Underground Solutions, Inc.

On May 6, 2009, the Company purchased approximately 7% of the equity of Underground Solutions, Inc. (“UGSI”), a water infrastructure and pipeline supplier located in Poway, California for approximately $6.8 million in cash. On December 10, 2009, the Company purchased 1.0 million preferred shares of UGSI for approximately $0.4 million in cash. Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Accordingly, this investment is accounted for under the cost method. The Chief Executive Officer of UGSI serves as a member of the Board of Directors of the Company.

Energy Transfer Water Solutions, JV LLC

On February 4, 2010, the Company’s wholly owned subsidiary HWS entered into a limited liability company agreement with ETC Water Solutions, LLC (“ETC”), a wholly owned subsidiary of Energy Transfer Partners, L.P. (NYSE: ETP), that established a 50-50 joint venture, Energy Transfer Water Solutions, JV LLC (the “JV”), to develop solutions for the transportation and treatment of produced water, frac fluids and other types of discharged waters generated in the Marcellus Shale oil and natural gas fields throughout Pennsylvania, New York, West Virginia, Virginia, Kentucky, Tennessee and Ohio, and in the Haynesville Shale in Louisiana and Texas (the “Agreement”).

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

The JV is managed by a board of directors comprised of an equal number of HWS and ETC representatives, and will be jointly funded unless HWS or ETC opts not to consent to a project, in which case, if the other party elects to proceed on a unilateral basis, it will be entitled to a pre-tax, unlevered internal rate of return of thirty percent on the capital contributions with respect to such project. All other distributions will be made on a 50-50 basis. In February and July 2010, each of HWS and ETC made capital contributions to the JV of $50,000 and $450,000, respectively, toward an initial operating budget of $1,000,000. During the three and nine months ended September 30, 2010, the Company recorded $0.3 million of losses on this equity investment, which represents the Company’s 50 % share of operating expenses of the JV to date.

The Agreement is subject to usual and customary transfer restrictions, and the obligations of HWS and ETC under both the Agreement and the respective operations and reimbursement agreements are guaranteed by the Company in the case of HWS, and Energy Transfer Partners, L.P., in the case of ETC, pursuant to guaranty agreements.

China Bottles

During the second quarter of 2010, there was a significant decline in the observable market price of China Bottles, the Company’s 48% owned equity investment. Additionally, during the second quarter of 2010, the Company noted a significant decline in the China Bottles business which impacted the financial results of the equity investment. As a result of these events management believed that the Company would not be able to recover the carrying amount of the investment and that China Bottles did not have the ability to sustain an earnings capacity that would justify the carrying amount of the investment. Therefore, the Company concluded that the decline in the value of the equity investment was other than temporary. The Company conducts its equity investment impairment analyses in accordance with Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures.” ASC 323 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary. Accordingly, the Company recorded a $4,097,000 non-cash impairment charge within “Income (loss) from equity method investment” in the consolidated statements of operations during the second quarter of 2010 to fully impair the carrying amount of its equity investment in China Bottles.

Note 6 — Income Taxes

The difference between the actual income tax (benefit) expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income for the three and nine months ended September 30, 2010 and 2009 is summarized below.

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
United States federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	(2.0)	(5.7)	(1.3)	(5.7)
Foreign tax rate difference	(0.7)	0.6	3.4	0.5
Effect of tax holiday	(3.6)	0.2	(1.0)	0.1
Valuation allowance	13.9	5.0	17.7	3.0
Goodwill impairment	—	34.4	—	37.0
Other	4.2	0.1	1.4	(0.6)

Effective income tax rate	(23.2)%	(0.4)%	(14.8)%	(0.7)%

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period, as well as the existence of operating losses on tax credit carrybacks. During the three and nine month ended September 30, 2010, the Company recognized income tax benefits of approximately $0.5 million and $3.3 million for net operating loss carrybacks. The Company is subject to taxation in the various federal, state and province, county, municipal and local taxing jurisdictions where it has operations in the United States and China. The Company’s tax returns since inception are subject to examination by the United States federal and state and PRC tax authorities. Additionally, the Company’s value added tax reports are subject to routine review by PRC tax authorities.

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

Stock Options

The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. No stock options were granted during the three or nine months ended September 30, 2010. Stock-based compensation cost related to stock options granted in August 2009, all of which is included in general and administrative expense in the statement of operations, totaled approximately $90,000 and $265,000 for the three and nine months ended September 30, 2010, respectively.

Restricted Common Stock

For the three and nine months ended September 30, 2010, the Company recorded approximately $56,000 and $318,000, respectively, of stock-based compensation expense to its employees and consultants related to shares of restricted common stock granted in May 2009. During the nine months ended September 30, 2010, 138,335 shares of common stock were issued pursuant to the 2009 Plan. No shares of common stock were issued pursuant to the 2009 Plan during the three months ended September 30, 2010.

Stock and Warrant Repurchase Program

In August 2009, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws. During the three and nine months ended September 30, 2010, 3,216,101 warrants and 4,759,101 warrants, respectively, were purchased by the Company for an aggregate of $1.3 million and $2.0 million in cash, respectively (the market price for the public warrants). No common shares were purchased in the three or nine months ended September 30, 2010.

Note 8 — Commitments and Contingencies

Environmental Liabilities

In accordance with the requirements of the PRC’s Environmental Protection Law, the Company has installed required environmental protection equipment, adopted environmental protection technologies, established responsibility systems for environmental protection, and has reported to and registered with the relevant local environmental protection departments. The Company has complied with the relevant regulations and has never paid a fee for the excessive discharge of pollutants. Management believes that there are no unrecorded liabilities in connection with the Company’s compliance with environmental laws and regulations.

The Company also complies with the environmental protection laws and regulatory framework of the United States and the individual states where it operates water gathering pipelines and salt water disposal wells. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and has established reporting and responsibility protocols for environmental protection and reporting to relevant local environmental protection departments. In Texas and Louisiana, the Company is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality and the Louisiana Department of Environmental Quality, all of which are designed to protect the environment and monitor compliance with water quality. Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States, Texas and Louisiana.

Litigation

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water, and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the Company and its directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that the Company’s intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that the Company entered into with him, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but ordered that pending resolution of the Xu litigation, the Company may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, the Company filed a vigorous answer and countersuit with claims against Xu for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. The Company seeks recovery of not only the stock at issue, but also cash paid to Xu and cash the Company believes was misappropriated by Xu. The Company’s affirmative defenses and its countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

In response to the Company’s affirmative defenses and countersuit, Xu filed a motion for partial judgment on the pleadings, seeking the dismissal of the Company’s claims. On October 26, 2009, the Court denied Xu’s motion in large part and also denied Xu’s request for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. The Court rejected Xu’s arguments regarding the fraud and breach of fiduciary claims as premature, and ruled that evidentiary questions of fraud and the voidabilty of the transition agreement will remain for later proceedings and trial. Although the Company’s countersuit for Xu’s breach of fiduciary duties and its affirmative defenses to his claims are going forward, the Court trimmed the pleadings by dismissing the Company’s counterclaims for contract breach and conversion. In light of the pending litigation, disputed shares will continue to be included in the Company’s outstanding shares until the litigation is finally resolved. Based on statements by Xu during recent discovery proceedings, the Company believes that Xu, together with one of the holders of the noncontrolling interest in China Water’s subsidiary Harbin Taoda Drinks (“Harbin”), were parties to certain loan agreements that were not disclosed to the Company in connection with its acquisition of China Water or in China Water’s SEC filings prior to such acquisition, and were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business.

In Xu’s companion case for legal fee expense reimbursement as a former director under the indemnity provisions of the Company’s bylaws and certificate of incorporation, Xu recently complied with the conditions set by the Company’s Board of Directors and the Court mandate that he provide an irrevocable bonded and collateralized $1,000,000 letter of credit in favor of the Company. As a result, requests for expense reimbursement are secured, and, upon submission to the Company and/or approval by the Court, as applicable, the Company will issue reimbursement payments. The Company has paid approximately $365,000 and $418,000 in the three and nine months ended September 30, 2010 to Xu’s counsel for these reimbursements.

On May 28, 2010, Ng Tak Kau, a former officer of China Water that was also part of the selling insiders group that includes Xu, filed a lawsuit in the Delaware Court of Chancery making various claims against the Company and its directors and executive officers. Ng’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of 4.08 million shares of Company common stock potentially issuable to Ng in connection with the Company’s acquisition of China Water. Ng contends that the Company’s intended cancellation of his 4.08 million shares is unwarranted and a breach of agreements entered into in connection with the acquisition. On June 23, 2010, the Company filed an answer denying all allegations and also a countersuit for fraud and fraudulent inducement. Ng’s motion for judgment on the pleadings has been scheduled for a hearing on November 15, 2010.

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded to the Class Action by filing a motion to transfer and consolidate the Delaware action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the plaintiff filed an Amended Class Action Complaint. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. On May 21, 2010, Westfield Retirement Board, also purporting to act on behalf of shareholders, filed a virtually identical class action lawsuit in the United States District for the Central District of California. On July 26, 2010, Westfield filed a request to voluntarily dismiss that case. On July 27, 2010, the case was dismissed.

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

Note 9 — Deconsolidation

In August 2007, Pilpol (HK) Biological Limited, a Hong Kong company and an indirect wholly owned subsidiary of China Water (“Pilpol”), entered into a stock purchase agreement with Haoyang Bian, pursuant to which Mr. Bian agreed to sell to Pilpol 67% of the equity interests of ShenYang Aixin Company Limited, a company formed in accordance with the laws of the PRC (“ShenYang Aixin”). In September 2007, Shenyang Yuchinchuan Economic and Trade Limited, a company formed in accordance with the laws of the PRC (“Yuchinchuan”), became the sole equity holder of ShenYang Aixin. Haoyang Bian owns 90% of the equity of Yuchinchuan. In October 2007, ShenYang Aixin was converted into a Sino-foreign equity joint venture company and Pilpol and Yuchinchuan entered into a cooperative joint venture agreement (the “CJV Agreement”). In December 2007, Pilpol, Haoyang Bian and Yuchinchuan entered into an amendment to the stock purchase agreement to, among other things, memorialize the joint venture arrangement and to confirm the pending sale by Yuchinchuan to Pilpol of 67% of the equity interests of ShenYang Aixin.

The CJV Agreement provided Pilpol with the right to 67% of the profits of ShenYang Aixin and with financial and operational control of ShenYang Aixin’s factory, provided that such right to profits and control would expire if, by an agreed upon date, Pilpol did not consummate the outright purchase of 67% of the equity interests of ShenYang Aixin pursuant to the amended August 2007 stock purchase agreement. As of December 31, 2007, the Company made cash payments for a 33.5% interest in ShenYang and recorded a payable for the remaining 33.5% interest pursuant to a contractual agreement. As such, at December 31, 2007, Pilpol had financial and operational control of ShenYang and, as a result, consolidated this entity. As of September 30, 2009, management made the decision not to consummate the purchase of the equity interests in ShenYang Aixin. Consequently, the contractual agreement that gave Pilpol control of the subsidiary expired, and Pilpol lost financial and operational control of ShenYang Aixin.

As a result, and effective September 30, 2009, the Company deconsolidated ShenYang Aixin. The deconsolidation was attributable to other than a nonreciprocal transaction and a loss of $5.3 million was recorded in the three and nine months ended September 30, 2009, representing the aggregate of the carrying amount of the noncontrolling interest and the carrying amount of ShenYang Aixin’s net assets as of the date of deconsolidation. The loss is included in general and administrative expenses in the Company’s consolidated statement of operations. The fair value of the retained noncontrolling interest in ShenYang Aixin was determined to be zero as of the date of deconsolidation. As the investment balance was determined to be zero as of December 31, 2009, there was no gain or loss attributed to the remeasurement of our retained investment in the former subsidiary subsequent to the deconsolidation.

Note 10 — Rescission of Prior Business Combination

On April 1, 2009, the Company acquired 67% of Harbin, a bottled water manufacturer located in the northern city of Harbin (Heilongjiang Province), in the PRC. The agreement to purchase Harbin provided the Company with financial and operational control of Harbin’s business subsequent to payment of the aggregate purchase price. In June 2010, the holders of the noncontrolling 33% of Harbin claimed that, on the basis of an undisclosed loan agreement that the Company believes was arranged prior to the Company’s acquisition of China Water and conflicting purchase price agreements that were submitted to the Chinese government, the full purchase price for the business was not paid. Based on statements by former China Water president Xu Hong Bin during recent discovery proceedings (see Note 8), the Company believes that Xu and one of the holders of the noncontrolling interest in Harbin were parties to certain loan agreements that were not disclosed to the Company in connection with its acquisition of China Water or in China Water’s SEC filings prior to such acquisition, and that Xu and the interest holder in Harbin were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business. The Company was subsequently barred from access to factory operations and records, and demands for additional purchase price consideration were made on the Company by the noncontrolling shareholders. On June 1, 2010, management made the decision not to pay additional consideration for its interest in Harbin and, consequently, rescinded the prior business combination, resulting in substance in a nonmonetary distribution of the net assets of Harbin to the former owners. As a result, and effective June 1, 2010, the Company divested itself of the assets, liabilities and operations of Harbin and recorded a loss of $1.6 million in general and administrative expense in the consolidated statements of operations representing the aggregate of the carrying amount of the noncontrolling interest and the carrying amount of Harbin’s net assets as of June 1, 2010.

Note 11 — Segments

The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. The Company evaluates performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

The tables below summarize information about reported segments (in thousands):

	China Water	HWR	Corporate	Total
Three Months Ended September 30, 2010
Sales	$9,173	$1,939	$—	$11,112

Gross profit	2,303	190	—	2,493
Income (loss) before income taxes	331	(1,169)	(1,493)	(2,331)
Additions to fixed assets	279	955	—	1,234

Three Months Ended September 30, 2009
Sales	9,618	1,617	—	11,235
Gross profit	1,750	497	—	2,247
Income (loss) before income taxes	(208,596)	367	(1,793)	(210,022)
Additions to fixed assets	4,075	4,285	—	8,360

Nine months ended September 30, 2010
Sales	24,836	6,507	—	31,343
Gross profit	5,910	1,345	—	7,255
Loss before income taxes	(5,919)	(14,005)	(2,134)	(22,058)
Additions to fixed assets	933	8,076	—	9,009
Goodwill	6,341	7,257	—	13,598
Total assets	47,420	66,139	226,355	339,914

Nine Months Ended September 30, 2009
Sales	25,698	1,617	—	27,315
Gross profit	6,403	497	—	6,900
Income (loss) before income taxes	(395,938)	367	(3,348)	(398,919)
Additions to fixed assets	8,668	4,285	—	12,953

Year Ended December 31, 2009
Goodwill	6,341	7,257	—	13,598
Total assets	56,541	63,996	244,452	364,989

Note 12 — Subsequent Events

On November 8, 2010, the Company entered a definitive purchase agreement to purchase 100% of the outstanding equity interests of Complete Vacuum and Rental, Inc. (“CVR”), a company that operates an oilfield waste transportation and disposal business with a fleet of vacuum trucks, winch trucks and frac tanks operating from terminals in east Texas, northwest Louisiana and central Arkansas and a network of six deep injection disposal wells located in east Texas.

The purchase price is $64.0 million, subject to various adjustments, and includes: (i) up to $38.0 million to pay off or assume existing indebtedness of CVR, (ii) $5.0 million in cash to retire certain related party indebtedness, and (iii) approximately $21.0 million to CVR’s shareholders, of which approximately $15.0 million (70%) will be paid in cash and $6 million (30%) will be paid in the Company’s common stock. The Company also has agreed to pay two key CVR employees an aggregate amount of $2.0 million in cash and stock, one half of which to be paid at closing and the balance to be paid, subject to certain restrictions, on January 1, 2012. The Company will make additional payments to CVR’s current shareholders upon the achievement of certain EBITDA targets, as described below. In addition, the Company will assume up to an additional $5.0 million of indebtedness incurred to expand CVR’s operations in key geographies. The Company’s common stock paid at closing will be valued on a per share basis at the average of the closing sales price on the New York Stock Exchange for the ten trading days immediately preceding the public announcement of the definitive agreement.

For each of fiscal years 2011, 2012 and 2013 in which CVR achieves targeted EBITDA of $20.0 million (as described in the definitive agreement), the Company will pay CVR’s current shareholders an additional $2 million plus one-half of the amount by which EBITDA exceeds $20.0 million for the relevant fiscal year (the “Earn-Out Payments”). The Earn-Out Payments will be paid in a combination of 70% cash and 30% of the Company’s common stock, up to an aggregate maximum of $12.0 million. The specific number of shares of the Company’s common stock to be included in each Earn-Out Payment shall be computed as the average of the closing sales price of the Company’s common stock on the New York Stock Exchange, or such other national securities exchange on which the Company’s common stock may then be listed, for the ten trading days immediately prior to the issuance of the shares. Each Earn-Out Payment will be made within five Business Days after determination of the EBITDA calculation in the year after the fiscal year in which the EBITDA target was met.

Closing of the transactions contemplated by the November 8, 2010 purchase agreement is subject to the satisfaction of customary conditions, including the completion of due diligence as set forth in the purchase agreement. The Company anticipates that it will consummate these transactions on or before December 15, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), acquired October 30, 2008, Heckmann Water Resources Corporation (“HWR”) established July 1, 2009, and Heckmann Water Solutions, LLC (HWS”), established February 4, 2010.

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

Company Overview

We are a holding company that was created to buy operating businesses, and our focus is on buying and building companies in the water sector. We have two operating segments: (1) domestic and (2) international. Our domestic segment presently includes (a) our water disposal, treatment, and pipeline transport facilities in Texas and Louisiana operated by our wholly owned subsidiary HWR, (b) our joint venture with Energy Transfer Partners, L.P., to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, operated through our wholly owned subsidiary HWS, and (c) our minority interest investment in water infrastructure solutions and pipeline supplier UGSI. (OTC: UGSI). Our international segment presently includes our bottled water business operated by our wholly owned subsidiary China Water. As of September 30, 2010, we had approximately $148.5 million of cash and cash equivalents as well as approximately $76.1 million of certificates of deposit and marketable securities on our balance sheet. In 2010, we plan to continue building the businesses in our domestic and international segments, and we will also make additional acquisitions as we find attractive long-term opportunities for our stockholders.

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

On July 1, 2009, we purchased of all the assets of Greer Exploration Corporation and the Silversword Partnerships, and all the membership interests of Charis Partners, LLC. The assets of these entities were consolidated into HWR together with the capital and operating resources necessary to build a pipeline and network of disposal wells and terminal facilities. HWR now operates a multi-modal water disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of complex water flows including flowback water, frac fluids and produced brine waters generated in their oil and gas operations. In February 2010, we completed our 50-mile water transport pipeline and treatment facility network in the Haynesville Shale field. It is designed to treat and dispose up to 100,000 barrels of water per day and is supported by a network of deep injection disposal wells.

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

Operations Overview

China Water produces bottled water products at facilities throughout China. China Water uses two types of production lines, one which produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other which produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). China Water produces a variety of bottled water products including purified water, mineralized water, oxygenated water, juiced drinks and fruit flavored drinks.

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

HWR’s saltwater disposal and transport business presently includes seven disposal wells and approximately 50 miles of interconnecting pipeline which, at full capacity, is capable of disposing of approximately 100,000 barrels of saltwater and frac fluid each day. HWR enters into saltwater disposal agreements with oil and gas producers and independent trucking companies that need to dispose of saltwater and frac fluid used in drilling operations. HWR accepts trucking company deliveries of saltwater, condensate, and frac fluid at its filtration terminals, and takes delivery of saltwater and frac fluid directly into its filtration facilities and pipeline network from the oil and gas wells of area operators. The saltwater and frac fluid is pumped through the pipeline and into deep injection disposal wells. HWR is in the process of expanding its operations to include up to four additional disposal wells and several miles of new interconnecting pipeline, which, when completed and operating at full capacity, will raise HWR’s daily receiving and disposal capacity to approximately 120,000 barrels.

HWR currently has multi-year forward contracts with three principal customers, pursuant to which HWR has installed pipeline connecting these customers’ oil and gas wells to HWR’s network of disposal wells. The agreements provide that, upon connection to the pipeline, the customers will have an obligation to dispose of a minimum firm quantity of saltwater and frac fluid into HWR’s network and, in return, HWR will receive an agreed upon per barrel fee for disposal. In addition, HWR currently has agreements and spot market terminal arrangements with approximately 25 other customers, pursuant to which these customers have the right, but not the obligation, to dispose of saltwater and frac fluid into HWR’s network and are obligated to make payments to HWR based upon the volume of saltwater and frac fluid actually delivered.

Initial completion of the HWR 50-mile pipeline system occurred in February 2010 and during the nine month period ending September 30, 2010, HWR incurred significant operating costs for pipeline start up, commissioning, repairs, upgrades, replacements, and pipeline integrity testing. Integrity testing, assessment and hydraulic calibration of all of our pipeline and connected terminal assets will continue as deemed necessary to ensure continued safe and reliable operation. In February 2010, each of HWS and ETC made capital contributions to ETWS, and each of HWS and ETC agreed to a first year operating budget which is largely dedicated to strategic and economic planning, engineering, regulatory analysis, permitting, project cost assessment and bidding, and customer acquisition. HWS and ETC made additional capital contributions in September 2010. The ETWS joint venture is expected to operate on a build, own and operate business model, Through September 30, 2010, at the invitation of several potential customers active in the oil, gas, coal mining, and utility sectors, the joint venture has provided specific project proposals to provide large scale water infrastructure gathering and transit systems consisting of mobile filtration systems in the field, and terminals and treatment facilities for receipt and processing of various waters. We believe these proposals could produce meaningful contract awards in the future. In July, 2010 ETWS entered into letters of intent for the acquisition of three separate businesses that operate water treatment and disposal plants serving oil and gas producers in the Marcellus Shale fields in Pennsylvania. While aware of new environmental regulations which took effect in August of 2010, during our due diligence review we became aware of additional environmental regulations proposed for 2011 which, if enacted, would significantly affect the potential acquisitions. We have decided not to move forward pending clarification from the state of Pennsylvania as to the future of these regulations.

We believe our balance sheet remains strong and we continue to actively evaluate potential acquisitions.

The following discussion includes the operating results of China Water and the operating results of HWR since July 1, 2009, the acquisition date of the business.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$11,112	$11,235
Cost of goods sold	8,619	8,988

Gross profit	2,493	2,247
Operating expenses:
Selling and marketing expenses	910	791
General and administrative expenses	3,671	26,753
Pipeline start-up and commissioning	590	—
Goodwill impairment	—	178,553
Fixed asset impairment	—	6,223

Total operating expenses	5,171	212,320

Loss from operations	(2,678)	(210,073)
Interest income, net	588	863
Income (loss) from equity method investment	(299)	(124)
Other, net	58	(688)

Loss before income taxes	(2,331)	(210,022)
Income tax benefit (expense)	540	(476)

Net loss	$(1,791)	$(210,498)

Net Sales

Our net sales for the three months ended September 30, 2010 of $11.1 million remained relatively unchanged compared to net sales of $11.2 million for the same period of 2009. During the three months ended September 30, 2010, our net sales included $9.2 million of sales of bottled water and $1.9 million of revenues from water disposal, compared to $9.6 million and $1.6 million, respectively, during the three months ended September 30, 2009.

Sales of bottled water decreased to $9.2 million during the third quarter of 2010 from $9.6 million during the third quarter of 2009, primarily due to no bottled water sales from our former Beijing, ShenYang Aixin and Harbin facilities during the third quarter of 2010 for the reasons discussed below. During the third quarter of 2009 the Company had bottled water sales of approximately $0.4 million from our former Beijing and ShenYang Aixin facilities and $1.4 million from our former Harbin facility, partially offset by sales from our Xi’an facility, which started production in March 2010, and by sales of our recently introduced Howmax line of private label fruit beverage products of $0.8 million during the third quarter of 2010. The prices of our bottled water products and, except for the introduction of Howmax products, our product mix, did not significantly change during the three month period ended September 30, 2010 compared to the same period of 2009. The increase in China Water net sales, after the above mentioned changes, was attributable to increased volume of sales of bottled water products. In September 2009, we announced the restructuring of the Beijing facility and the deconsolidation of the ShenYang Aixin facility (see Notes 2 and 4 in our Annual Report on Form 10-K for the year ended December 31, 2009), and effective June 1, 2010, we divested the Harbin facility (see Note 10 to the consolidated financial statements included herein). Accordingly, there were no recorded sales by these facilities after the aforementioned dates.

Revenue from HWR’s water disposal business increased to $1.9 million during the third quarter of 2010 from $1.6 million during the third quarter of 2009 as a result of an increase in volume of water disposal for existing customers. The price charged for water disposal is negotiated in agreements with HWR’s customers and, therefore, did not change during the three months ended September 30, 2010 compared to the same period of 2009.

Cost of Goods Sold

Cost of goods sold decreased to $8.6 million for the three months ended September 30, 2010 from $8.9 million for the three months ended September 30, 2009 primarily due to an increase in the reserve for inventory obsolescence at China Water of $0.5 million and a $0.3 million restructuring reserve to exit the Beijing facility, both of which were recorded in the three months ended September 30, 2009, offset by an increase in depreciation expense of $0.7 million during the third quarter of 2009 to $1.1 million in the same period of 2010. The increase in depreciation expense was due to starting up the HWR pipeline in February 2010.

Gross Profit

For the reasons discussed above, gross profit increased to $2.5 million, or 22.4% of net sales, during the three months ended September 30, 2010 from $2.2 million, or 20.0% of net sales, during the same period of 2009.

Gross profit attributable to our bottled water business was $2.3 million, or 25.1% of net sales, during the third quarter of 2010, compared to $1.8 million, or 18.2% of net sales, during the third quarter of 2009. The lower gross margin in the third quarter of 2009 was due primarily to the inventory reserve and the Beijing restructuring costs referred to above.

Gross profit from HWR’s water disposal business was $0.2 million, or 9.8% of net sales, during the third quarter of 2010, compared to $0.5 million, or 30.7% of net sales, during the third quarter of 2009. The decrease in gross margin was primarily attributable to higher depreciation expense during the three months ended September 30, 2010.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 decreased significantly to $5.2 million from $212.3 million for the three months ended September 30, 2009, primarily due to impairment charges recorded during the third quarter of 2009 and a significant decrease in general and administrative expenses, partially offset by an increase in pipeline start-up and commissioning expense.

During the three months ended September 30, 2009, we completed our goodwill impairment analysis of the goodwill of our China Water subsidiary and accordingly, we recorded a $178.6 million non-cash goodwill impairment charge and a $6.2 million charge for the impairment of property, plant and equipment. We did not record any impairment charges during the three months ended September 30, 2010.

General and administrative expenses decreased significantly from $26.8 million during the third quarter of 2009 to $3.7 million in the third quarter of 2010. The decrease was primarily due to general and administrative expenses in the third quarter of 2009 including approximately $5.3 million of expenses relating to the deconsolidation of ShenYang Aixin, a $4.5 million expense for reimbursements made to Xu Hong Bin that were previously capitalized, a $7.2 million expense to write off bad debts, a $3.9 million expense to write off other assets, and provisions for liabilities of $1.3 million. General and administrative expenses for the three months ended September 30, 2010 include approximately $0.1 million of stock-based compensation and approximately $0.4 million of amortization expense, compared to $0.2 million and $0.2 million, respectively, during the same period of 2009.

Also included in operating expense for the three months ended September 30, 2010 are pipeline start-up and commissioning costs of approximately $0.6 million resulting from ongoing activities related to the start-up of HWR’s pipeline in the Haynesville Shale. During the three months ended September 30, 2010, we continued to keep pipeline operating pressures below normal as we performed additional start-up procedures on the pipeline. The associated lower throughput and start-up costs adversely impacted our water disposal revenues and operating costs during the three months ended September 30, 2010.

Loss from Operations

We had operating losses of $2.7 million and $210.1 million for the three months ended September 30, 2010 and 2009, respectively, as a result of the items mentioned above.

Interest Income, net

During the three months ended September 30, 2010, we recorded interest income, net, of $0.6 million compared to $0.9 million for the three months ended September 30, 2009. The decrease was due to lower interest rates for invested funds and lower investment balances in the three months ended September 30, 2010 compared to the same period of 2009.

Income (Loss) from Equity Method Investment

During the three months ended September 30, 2010, we recorded $0.3 million of equity loss from our 50% equity method investment in the ETWS. The loss was primarily due to project related expenditures associated with the review of proposed acquisitions in the Marcellus Shale oil and gas fields in Pennsylvania. Our $0.1 million of equity loss in the three months ended September 30, 2009 was attributable to our 48% equity method investment in China Bottles, Inc.

Other Income (Expense), net

We recorded other income of $0.1 million for the three months ended September 30, 2010 compared to $0.7 million of other expenses for the three months ended September 30, 2009. The difference from the prior period relates primarily to a $0.5 million restructuring reserve recorded for the exit of the Beijing factory in the three months ended September 30, 2009.

Income Taxes

The Company expects to utilize the deferred tax asset generated from operating losses recorded in the three months ended September 30, 2010 by carrying back the amount to offset prior year’s taxable income, and accordingly has recorded an income tax benefit for the three months ended September 30, 2010 of approximately $0.5 million compared with a $0.5 million income tax expense for the three months ended September 30, 2009.

Net Loss

Our net loss for the three months ended September 30, 2010 was approximately $1.8 million compared to a net loss of $210.5 million for the three months ended September 30, 2009, as a result of the items mentioned above.

Results of Operations for the Nine months ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$31,343	$27,315
Cost of goods sold	24,088	20,415

Gross profit	7,255	6,900
Operating expenses:
Selling and marketing expenses	2,216	2,218
General and administrative expenses	11,194	37,677
Pipeline start-up and commissioning	13,595	—
Goodwill impairment	—	362,553
Fixed asset impairment	—	6,223

Total operating expenses	27,005	408,671

Loss from operations	(19,750)	(401,771)
Interest income, net	1,956	3,048
Income (loss) from equity method investment	(4,347)	211
Other, net	83	(407)

Loss before income taxes	(22,058)	(398,919)
Income tax benefit (expense)	3,262	(896)

Net loss	$(18,796)	$(399,815)

Net Sales

Our net sales for the nine months ended September 30, 2010 increased to $31.3 million from net sales of $27.3 million for the same period of 2009. During the nine months ended September 30, 2010, our net sales included $24.8 million of sales of bottled water and $6.5 million of revenues from water disposal, compared to $25.7 million and $1.6 million, respectively, during the three months ended September 30, 2009.

Sales of bottled water decreased to $24.8 million during the nine months ended September 30, 2010 from $25.7 million during the same period of 2009, primarily due to no bottled water sales from our former Beijing and ShenYang Aixin facilities during the first three quarters of 2010 and $2.5 million of sales from our Harbin facilities during the period from January 1 to May 31, 2010 for the reasons discussed below. During the first three quarters of 2009, the Company had bottled water sales of approximately $1.3 million from our former Beijing and ShenYang Aixin facilities and $3.1 million from our former Harbin facility during the first three quarters of 2009, partially offset by sales from our Xi’an facility, which started production in March 2010, and by sales of the Howmax line of private label fruit beverage products of $2.0 million during the first three quarters of 2010. The prices of our bottled water products and, other than the introduction of Howmax products, our product mix did not significantly change during the nine month period ended September 30, 2010 compared to the same period of 2009. In September 2009, we announced the restructuring of the Beijing facility and the deconsolidation of the ShenYang Aixin facility (see Notes 2 and 4 in our Annual Report on Form 10-K for the year ended December 31, 2009), and effective June 1, 2010, we divested the Harbin facility (see Note 9 to the consolidated financial statements included herein). Accordingly, there were no recorded sales by these facilities after the aforementioned dates.

Revenue from HWR’s water disposal business increased to $6.5 million during the nine months ended September 30, 2010 from $1.6 million during the same period of 2009 as a result of the HWR acquisition being consummated on July 1, 2009 and HWR’s pipeline in the Haynesville Shale coming online in February 2010. Prior to such time, revenues from HWR’s water disposal business were derived primarily from trucking deliveries.

Cost of Goods Sold

Cost of goods sold increased to $24.1 million for the nine months ended September 30, 2010 from $20.4 million for the nine months ended September 30, 2009 primarily due to an increase in depreciation expense from $1.6 million during the first three quarters of 2009 to $3.1 million during the same period of 2010, and approximately $2.5 million of increased cost of sales associated with the February 2010 start-up of the Haynesville pipeline. The increase in depreciation expense was primarily due to the start-up of the Haynesville pipeline.

Gross Profit

For the reasons discussed above, gross profit increased to $7.3 million, or 23.1% of net sales, during the nine months ended September 30, 2010 from $6.9 million, or 25.3% of net sales, during the same period of 2009.

Gross profit attributable to our bottled water business was approximately $6.0 million, or 23.8% of net sales, during the first three quarters of 2010, compared to $6.4 million, or 24.9% of net sales, during the first three quarters of 2009. Gross profit from HWR’s water disposal business was $1.3 million, or 20.7% of net sales, during the first three quarters of 2010, compared to $0.5 million, or 30.7% of net sales, during the first three quarters of 2009.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 decreased significantly to $27.0 million from $408.7 million for the nine months ended September 30, 2009, primarily due to impairment charges recorded during the first three quarters of 2009 and a significant decrease in general and administrative expenses, partially offset by an increase in pipeline start-up and commissioning expenses.

During the nine months ended September 30, 2009, the Company recorded a $362.6 million non-cash goodwill impairment charge related to its acquisition of China Water (see Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009) and a $6.2 million charge for the impairment of property, plant and equipment. We did not record any impairment charges in operating expenses during the nine months ended September 30, 2010.

General and administrative expenses decreased significantly from $37.7 million during the nine months ended September 30, 2009 to $11.2 million in the same period of 2010. The decrease was primarily due to general and administrative expenses in the first three quarters of 2009 including approximately $5.3 million of expenses relating to the deconsolidation of ShenYang Aixin, a $4.5 million expense for reimbursements made to Xu Hong Bin that were previously capitalized, a $9.0 million expense to write off bad debts, a $3.9 million expense to write off other assets, and provisions for liabilities of $1.3 million, offset by $1.6 million of expenses in the same period of 2010 relating to undertaking the rescission of the Harbin business acquisition. Also, general and administrative expenses for the nine months ended September 30, 2010 include approximately $0.6 million of stock-based compensation and approximately $1.3 million of amortization expense, compared to $1.8 million and $2.3 million, respectively, during the same period of 2009.

Also included in operating expense for the nine months ended September 30, 2010 are pipeline start-up and commissioning costs of approximately $13.6 million resulting from ongoing activities related to the start-up of HWR’s pipeline in the Haynesville Shale. Accordingly, we reduced pipeline operating pressures below normal as we performed additional testing procedures to remediate the anomalies. The associated lower throughput and start-up costs adversely impacted our water disposal revenues and operating costs during the nine months ended September 30, 2010.

Loss from Operations

We had operating losses of $19.8 million and $401.8 million for the nine months ended September 30, 2010 and 2009, respectively, as a result of the items mentioned above.

Interest Income, net

During the nine months ended September 30, 2010, we recorded interest income, net, of $2.0 million compared to $3.0 million for the nine months ended September 30, 2009. The decrease was due to lower interest rates for invested funds and lower investment balances in the nine months ended September 30, 2010 compared to the same period of 2009.

Income (Loss) from Equity Method Investment

During the nine months ended September 30, 2010, we recorded $4.4 million of equity loss, which includes a $4.1 million impairment expense, from our 48% equity method investment in China Bottles (see Note 5 to our consolidated financial statements included herein), and $0.3 million of equity loss from our 50% equity method investment in ETWS. The $0.3 million loss was primarily due to project related expenditures associated with the review of proposed acquisitions in Marcellus Shale oil and gas fields in Pennsylvania. During the nine months ended September 30, 2009 we recorded $0.2 million of equity income in our 48% equity method investments in China Bottles.

Other Income (Expense), net

We recorded other income of $0.1 million in the nine months ended September 30, 2010 compared to other expense of $0.4 million for the nine months ended September 30, 2009.

Income Taxes

We expect to utilize the deferred tax asset generated from operating losses recorded in the nine months ended September 30, 2010 by carrying back the amount to offset taxable income from prior years, and accordingly have recorded an income tax benefit for the nine months ended September 30, 2010 of approximately $3.3 million compared with a $0.9 million income tax expense for the nine months ended September 30, 2009.

Net Loss

Our net loss for the nine months ended September 30, 2010 was approximately $18.8 million compared to a net loss of $399.8 million for the nine months ended September 30, 2009. The change relates primarily to $362.6 million non-cash goodwill impairment charge recorded during the nine months ended September 30, 2009 in addition to the other items mentioned above.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our primary sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity. We seek to preserve our cash balances by investing in marketable securities consisting of high grade corporate notes and United States government securities purchased in accordance with our investment policy, which allows us to invest and reinvest in United States government securities having a maturity of five years or less, other obligations of United States government agencies and instrumentalities, including government sponsored enterprises, commercial paper, corporate notes and bonds, short term instruments that are direct obligations of issuers, long term instruments that are direct obligations of issuers, and municipal notes and bonds with a maturity of five years or less. We avoid any involvement with mortgage backed securities, collateralized mortgage obligations, auction rate securities, collateralized debt obligations, credit default swaps and similar high risk and/or exotic instruments. Any decisions regarding the size of individual investments or their composition are made only to investments that comply with our investment policy with the intent to yield higher obtainable returns with the understanding that the investment may need to be liquidated in the near term to consummate strategic business combinations. As of September 30, 2010, we had cash and cash equivalents of approximately $148.5 million, and approximately $76.1 million of certificates of deposit and marketable securities, for an aggregate of approximately $225 million in cash and cash equivalents and investments.

We have budgeted capital expenditures of approximately $5 million for the remainder of 2010 for new equipment, plant expansion, pipeline construction, and similar projects. In addition, we expect to make capital contributions to the ETWS joint venture in the remainder of 2010.

We believe that our cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions we may undertake for the foreseeable future.

Cash Flows for Nine months ended September 30, 2010

Net cash used in operating activities was approximately $6.0 million for the nine months ended September 30, 2010. Cash used by operating activities was primarily driven by working capital changes offset by various non-cash charges.

Net cash provided by investing activities was approximately $20.4 million for the nine months ended September 30, 2010. Of this amount, $110.2 million was received from the sale and maturity of securities, offset by the use of $74.1 million for investments in high grade corporate notes and the use of $15.2 million for payments on purchases of machinery and equipment.

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2010. This amount primarily represents $2.0 million of cash used to repurchase the Company’s warrants in the open market and at prevailing market prices and $2.5 million of cash used in payment on long-term debt agreements, offset by $2.5 million of cash received from borrowings under a revolving credit facility.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances and settlements to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial position.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Critical Accounting Policies

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $1.2 and $0.9 million, respectively.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company will perform its impairment analysis annually during the third quarter of the fiscal year.

The Company’s two reporting units, China Water and HWR, have reported goodwill balances of approximately $6.3 million and $7.3 million, respectively, as of September 30, 2010, or 1.9% and 2.1% of total assets as of September 30, 2010, respectively. The Company estimated the fair value of these reporting units as of July 31, 2010 (the “Valuation Date”) using the discounted cash flow method, which requires future values to be discounted to present values at the Valuation Date. This method involves the use of estimates and judgments, particularly related to cash flows and discount rates. The Company considers various factors when deriving the discount rates, including the risk-free interest rate available within the market, the industry average beta and market return. During the third quarter 2010, the Company performed a goodwill impairment analysis. The analysis did not result in an impairment charge as the estimated fair value of China Water and HWR exceed the carrying amount, including goodwill, by approximately 2% and 20%, respectively. If economic conditions deteriorate or other events adversely impact the business model and the related assumptions including revenue growth rates, projected cash flows, and discount rates, the Company’s goodwill impairment analysis could change.

Accounting for the Impairment of Long-Lived Assets other than Goodwill - In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company’s amortizable intangible assets include registered trademarks, customer relationships, distribution networks and customer contracts acquired in the acquisitions of China Water and HWR. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

Revenue Recognition - Revenues for bottled water sales are recognized when finished products are delivered to our customers. Revenues for saltwater disposal are recognized upon delivery to our water transport pipeline or upon delivery to our disposal wells or saltwater storage facilities. In addition to the foregoing, all of the following also shall have occurred: (i) both title and the risks and benefits of ownership are transferred; (ii) persuasive evidence of an arrangement with the customer exists; (iii) the price is fixed and determinable; and (iv) collection is reasonably assured.

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

We do not believe that foreign currency exchange rate fluctuations have had a material impact on the Company’s balance sheet and earnings per share for the three and nine months ended September 30, 2010. The impact in actual U.S. dollars that foreign currency translation had on our balance sheet, statements of comprehensive loss and changes in equity are reported in the line item “Foreign currency translation loss” within other comprehensive income in the statement of changes in equity. The impact that foreign currency translation had on our statement of cash flows is reported in the line item “Effect of change in foreign exchange rate on cash and cash equivalents” in our statement of cash flows.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from September 30, 2010, the fair value of our portfolio would decline approximately $0.2 million.

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

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses of China Water discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Management’s Report on Internal Control over Financial Reporting.” Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2010 because of the identification of material weaknesses in China Water’s internal control over financial reporting that have not yet been fully remediated and which continue to exist at September 30, 2010.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Exchange Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of this review there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water, and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the Company and its directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that the Company’s intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that the Company entered into with him, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but ordered that pending resolution of the Xu litigation, the Company may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, the Company filed a vigorous answer and countersuit with claims against Xu for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. The Company seeks recovery of not only the stock at issue, but also cash paid to Xu and cash the Company believes was misappropriated by Xu. The Company’s affirmative defenses and its countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

In response to the Company’s affirmative defenses and countersuit, Xu filed a motion for partial judgment on the pleadings, seeking the dismissal of the Company’s claims. On October 26, 2009, the Court denied Xu’s motion in large part and also denied Xu’s request for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. The Court rejected Xu’s arguments regarding the fraud and breach of fiduciary claims as premature, and ruled that evidentiary questions of fraud and the voidabilty of the transition agreement will remain for later proceedings and trial. Although the Company’s countersuit for Xu’s breach of fiduciary duties and its affirmative defenses to his claims are going forward, the Court trimmed the pleadings by dismissing the Company’s counterclaims for contract breach and conversion. In light of the pending litigation, disputed shares will continue to be included in the Company’s outstanding shares until the litigation is finally resolved. Based on statements by Xu during recent discovery proceedings, the Company believes that Xu, together with one of the holders of the noncontrolling interest in China Water’s subsidiary Harbin Taoda Drinks (“Harbin”), were parties to certain loan agreements that were not disclosed to the Company in connection with its acquisition of China Water or in China Water’s SEC filings prior to such acquisition, and were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business.

In Xu’s companion case for legal fee expense reimbursement as a former director under the indemnity provisions of the Company’s bylaws and certificate of incorporation, Xu recently complied with the conditions set by the Company’s Board of Directors and the Court mandate that he provide an irrevocable bonded and collateralized $1,000,000 letter of credit in favor of the Company. As a result, requests for expense reimbursement are secured, and, upon submission to the Company and/or approval by the Court, as applicable, the Company will issue reimbursement payments.

On May 28, 2010, Ng Tak Kau, a former officer of China Water that was also part of the selling insiders group that includes Xu, filed a lawsuit in the Delaware Court of Chancery making various claims against the Company and its directors and executive officers. Ng’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of 4.08 million shares of Company common stock potentially issuable to Ng in connection with the Company’s acquisition of China Water. Ng contends that the Company’s intended cancellation of his 4.08 million shares is unwarranted and a breach of agreements entered into in connection with the acquisition. On June 23, 2010, the Company filed an answer denying all allegations and also a countersuit for fraud and fraudulent inducement. Ng’s motion for judgment on the pleadings has been scheduled for a hearing on November 15, 2010.

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded to the Class Action by filing a motion to transfer and consolidate the Delaware action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the plaintiff filed an Amended Class Action Complaint. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. On May 21, 2010, Westfield Retirement Board, also purporting to act on behalf of shareholders, filed a virtually identical class action lawsuit in the United States District for the Central District of California. On July 26, 2010, Westfield filed a request to voluntarily dismiss that case. On July 27, 2010, the case was dismissed.

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

We did not make any unregistered sales of equity securities during the period covered by this Quarterly Report.

Purchases of Equity Securities

In August 2009, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws. During the three and nine months ended September 30, 2010, 3,216,101 warrants and 4,759,101 warrants, respectively, were purchased by the Company, in cash, for an aggregate of $1.3 million and $2.0 million, respectively (the market price for the public warrants). No common shares were purchased in the three or nine months ended September 30, 2010. The following table provides additional details regarding warrant repurchases during the periods indicated.

Issuer Purchases of Equity Securities
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Warrants that May Yet Be Purchased Under the Plan
April 1, 2010 to April 30, 2010	—	—	—	*
May 1, 2010 to May 31, 2010	—	—	—	*
June 1, 2010 to June 30, 2010	1,543,000	$0.47	1,543,000	*
July 1, 2010 to July 31, 2010	3,216,101	$0.41	3,216,101	*
August 1, 2010 to August 30, 2010	—	—	—	*
September 1, 2010 to September 30, 2010	—	—	—	*

*	The volume is in the Board’s discretion.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd. (incorporated herein by reference to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

2.8	Asset Purchase Agreement, dated as of June 12, 2009, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Charis Partners, LLC, David Melton, Chris Cooper, Craig Zips, Mike Davis, Kevin Greer, Greer Exploration Corporation, James Greer, Silversword, L.P., Silversword II, L.P., Silversword III, L.P., Silversword IV, L.P., Silversword V, L.P., Silversword VII, L.P., and Jon Hileman (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed June 12, 2009)

Exhibit Number	Description
2.9	Amendment No. 1 to Asset Purchase Agreement, dated as of June 30, 2009, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Charis Partners, LLC, David Melton, Chris Cooper, Craig Zips, Mike Davis, Kevin Greer, Greer Exploration Corporation, James Greer, Silversword, L.P., Silversword II, L.P., Silversword III, L.P., Silversword IV, L.P., Silversword V, L.P., Silversword VII, L.P., and Jon Hileman (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed June 30, 2009).

2.10

Stock Purchase Agreement, dated as of November 8, 2010, by and among Heckmann Corporation, Complete Vacuum and Rental, Inc., Steven W. Kent, II and Jana S. Kent (incorporated by reference to Exhibit 2.10 to Heckmann Corporation’s Current Report on Form 8-K filed November 9, 2010)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

3.2A*	Amended and Restated Bylaws, as amended on October 7, 2010

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

10.48*	Executive Employment Agreement, dated effective October 1, 2010, by and between Heckmann Corporation and Charles Gordon

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)