Form 10-K/A
period 2009-12-31
Heckmann CORP
filed 2011-03-14
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The Registrant is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“Form 10-K”) to (i) include the audited financial statements of China Water and Drinks, Inc. and subsidiaries (“China Water”), the Registrant’s predecessor, for the period from January 1, 2008 to October 29, 2008 and for the year ended December 31, 2007; (ii) amend Item 6 in order to include the selected financial data for China Water for the relevant periods; (iii) amend Item 7 in order to provide information regarding the results of operations and liquidity of the Registrant’s predecessor and to eliminate the Registrant’s discussion of combined results on an operating basis for the Registrant and Registrant’s predecessor; (iv) amend Item 9A in order to include additional information regarding the material weaknesses identified as well as the Remediation Measures of Material Weaknesses in the Registrant’s Report on Internal Control Over Financial Reporting; (v) amend Note 2, “Summary of Significant Accounting Policies”, contained in the notes to Heckmann Corporation and subsidiaries’ audited financial statements to include additional narrative relating to accounts receivable and revenue recognition; (vi) amend Note 12, “Commitments and Contingencies”, contained in the notes to Heckmann Corporation and subsidiaries’ audited financial statements to include additional narrative relating to litigation, and (vii) restate the December 31, 2009 financial statements to correct the              accounting for contingent consideration and revise Note 3 to include narrative relating to the restatement.

Because the Registrant has amended the Form 10-K as described above, a currently-dated consent from GHP Horwath, P.C. has been provided, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Registrant has also amended the Form 10-K to provide currently-dated certifications from the Registrant’s chief executive officer and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the items mentioned above, the elimination of an outdated Risk Factor and other conforming changes to incorporate responses to address comments from the staff of the Securities and Exchange Commission (the “Staff”) in connection with the Staff’s regular periodic review of the Registrant’s SEC filings, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K and only includes the items mentioned above.

References to “our”, “the Company’s” or the “Successor Company’s” consolidated financial statements or financial information or notes thereto refer to those of Heckmann Corporation. References to China Water’s or the “Predecessor Company’s” consolidated financial statements or financial information or notes thereto refer to those of China Water & Drinks, Inc.

HECKMANN CORPORATION

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

Heckmann Corporation (NYSE: HEK) is a holding company that was created to buy operating businesses, and our focus is on buying and building companies in the water sector. We have two operating segments, which, as of the date of this report, we refer to as domestic and international. Our domestic segment presently includes our water disposal, treatment, and pipeline transport facilities in Texas and Louisiana operated by our wholly-owned subsidiary Heckmann Water Resources Corporation (“HWR”); our joint venture with Energy Transfer Partners, L.P., to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, operated through our wholly-owned subsidiary HEK Water Solutions, LLC (“HWS”); and our minority interest investment in water infrastructure solutions and pipeline supplier Underground Solutions, Inc. (OTC: UGSI) (“UGSI’). Our international segment presently includes our bottled water business operated by our wholly-owned subsidiary China Water and Drinks, Inc., (“China Water”) and our minority investment in China Bottles, Inc., a bottling equipment manufacturer. As of December 31, 2009, we had approximately $136 million in cash and cash equivalents as well as approximately $113 million of certificates of deposit and marketable securities on our balance sheet. In 2010, we plan to continue building the businesses in our domestic and international segments, and we will also make additional acquisitions as we find attractive long-term opportunities for our stockholders.

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

On February 9, 2010, we announced a joint venture with Energy Transfer Partners, L.P. (NYSE: ETP). The joint venture is a 50/50 partnership and will operate under the name Energy Transfer Water Solutions, JV, LLC, a joint venture of Heckmann Corporation and Energy Transfer. It will develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. Our 50% interest in the joint venture is held through Heckmann Water Solutions, LLC (“HWS”).

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

Our International Segment’s Sales Network of Distributors

In China, we market and sell our bottled water products to distributors that sell our bottled water products to end users under our own brands, and OEM and private label customers, which include major global drink and beverage companies such as Coca-Cola China, Uni-President and Jian Li Bao, which usually sell our bottled water products under their brand or brands. For the year ended December 31, 2009 approximately 21% of our revenue was derived from sales of our bottled water products to consumers directly under our own brands, and 79% of our revenue was derived from sales of our bottled water products to OEM and private label customers such as Coca-Cola China, which represented the largest customer for our OEM and private label sales.

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

In a companion action also filed in the Delaware Court of Chancery, Xu is seeking an order for legal fee expense reimbursement as a former director for now having to defend against our countersuit. On December 29, 2009, the Court ruled that reasonable conditions set by our Board of Directors must be met before Xu is entitled to any expense reimbursement, including the condition that Xu provide an irrevocable $1,000,000 letter of credit in favor of the Company should Xu ultimately not be entitled to reimbursement. As of March 10, 2010, Xu had not posted the letter of credit and the Company has not advanced any monies for legal fee expense reimbursement.

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

The following table summarizes the relevant financial data for our business and should be read in conjunction with our consolidated financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K/A. The following discussion includes the operating results of China Water since October 30, 2008 and the operating results of HWR since July 1, 2009, the date HWR acquired all of the assets of Greer Exploration Corporation and the Silversword Partnerships, and all of the membership interests of Charis Partners, LLC. Prior to our October 30, 2008 acquisition of China Water, Heckmann Corporation (the “Successor Company) was a blank check company with no operations. Accordingly, the results of operations included for the period from January 1, 2008 through October 29, 2008 and the year ended December 31, 2007 represent the operating results of China Water (the “Predecessor Company)” only.

Income Statement Data

Predecessor Company

In thousands, except share and per share data	January 1, 2008 to October 29, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net sales	$9,757	$53,332	$35,700	$27,680
Gross profit	1,689	18,413	9,079	8,014
Operating expenses	112,532	57,546	3,101	1,045
Other income (expense), net	(11,969)	1,894	285	—
Loss from continuing operations before income taxes	(122,208)	(37,163)	6,263	6,969
Income tax benefit	—	31	—	—
Income (loss) from continuing operations	(122,208)	(37,132)	6,263	6,969
Income from discontinued operations	1,208	610	—	—
Net (loss) income	$(121,000)	$(36,522)	6,263	6,969
Net (loss) income per share—basic and diluted:
(Loss) income from continuing operations	$(1.29)	$(0.48)	$0.10	$0.12
Income from discontinued operations	0.01	0.01	—	—
Weighted average shares outstanding—basic and diluted	94,521,000	77,772,000	59,872,000	59,872,000

Successor Company In thousands, except share and per share data	Year ended December 31, 2009	Year ended December 31, 2008	For the Period 29-May-07 (Inception) through December 31, 2007
Net sales	$35,975	$10,507	$—
Gross profit	9,241	3,260	—
Operating expenses	408,754	3,907	169
Other income (expense), net	3,973	(10,383)	2,486
(Benefit) provision for income taxes	(2)	3,710	1,171
Net (loss) income	(395,538)	(14,740)	1,146
Net (loss) income attributable to the Company	(395,395)	(14,917)	1,146
Net (loss) income per share:
Basic and diluted	(3.61)	(0.20)	0.03
Weighted average shares outstanding
Basic and diluted	109,575,057	74,853,651	25,305,415

Balance Sheet Data (Successor Company)
In thousands, except share and per share data	December 31, 2009	December 31, 2008	December 31, 2007
	(Restated) (a)
Total current assets	$176,091	$333,668	$430,647
Total assets	364,989	763,093	430,647
Total current liabilities	43,227	14,483	20,838
Total liabilities	51,846	16,489	20,838
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share (b)	—	—	128,419
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $182)	—	—	265
Noncontrolling interest	2,162	2,845	—
Total equity of the Company	310,981	743,759	281,125

(a)	Refer to Note 3—“Business Acquisitions” of our consolidated financial statements included in this Annual Report on Form 10-K/A.

(b)	These shares were redeemable because they were issued in our IPO and, under the terms of our IPO prospectus, their holders had the right to vote against our acquisition of China Water and exercise their right to convert these shares into cash. Of the 16,235,039 shares of our common stock that were subject to possible redemption, only 1,021,695 shares were redeemed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K/A.

Company Overview

We are a holding company that was created to buy operating businesses, and our focus is on buying and building companies in the water sector. We have two operating segments: (1) domestic and (2) international. Our domestic segment presently includes (a) our water disposal, treatment, and pipeline transport facilities in Texas and Louisiana operated by our wholly-owned subsidiary HWR, (b) our joint venture with Energy Transfer Partners, L.P., to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale rock formations containing oil and gas located in the eastern United States, and northwest Louisiana and northeast Texas respectively, which we maintain through our wholly-owned subsidiary HWS, and (c) our minority interest investment in water infrastructure solutions and pipeline supplier UGSI (OTC: UGSI). Our international group presently includes (a) our bottled water business operated by our wholly-owned subsidiary China Water and (b) our minority investment in China Bottles, a bottling equipment manufacturer.

The Company was incorporated in Delaware on May 29, 2007, and is headquartered in Palm Desert, California. We began as a blank check development stage company. On November 16, 2007, we completed an IPO of 54,116,800 units (each consisting of one share of common stock and one warrant exercisable for an additional share of common stock), including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $421 million. On the same date, we also completed a private placement of warrants to our founders at an aggregate purchase price of $7 million, or $1.00 per warrant.

With the proceeds raised from these offerings, and issuance of additional common stock, on October 30, 2008, we completed our acquisition of China Water, and now operate its eight bottled water facilities in China, with Coca Cola China as our largest customer.

On July 1, 2009, through our subsidiary HWR, we purchased a water disposal business serving customers in the oil and gas industry. On January 30, 2010, we completed a 50-mile water transport pipeline and treatment facility network in the Haynesville Shale field that was in process at the time of acquisition. It is designed to treat and dispose of up to 100,000 barrels of water per day and is supported by a network of deep injection disposal wells. HWR now operates a multi-modal water disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of complex water flows including flowback water, frac fluids, and produced brine waters generated in their oil and gas operations.

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

As of December 31, 2009, we had approximately $136 million in cash and cash equivalents as well as approximately $113 million of certificates of deposit and marketable securities on our balance sheet. In 2010, we plan to continue building the businesses in our domestic and international segments, and we will also make additional acquisitions.

Operations Overview

China Water

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

China Water has the capacity to produce up to 1.1 billion bottles of water annually in China. China Water supplies bottled water products to beverage companies and servicing companies, including Coca-Cola China, Uni-President and Jian Li Bao. China Water also markets its bottled water products in China using the brand names “Absolutely Pure” and “Grand Canyon.” In addition, China Water provides private label bottled products to companies in the service industry, such as hotels and casinos.

As of December 31, 2009, we had operated our China Water subsidiary for fourteen months. Based upon our recent operating results, and evaluations performed by our management team at China Water and our management team at Heckmann Corporation, we believe the following:

•

The business we acquired in China currently is not as strong as we had anticipated. Sales for the year ended December 31, 2009, were disappointing and we have adjusted sales materially downward for 2008 from amounts previously reported by China Water’s pre-acquisition management team.

•	The global water business remains an excellent long-term business opportunity, and China represents one of the most sizable and rapidly growing markets within this industry.

•	Our relationship with Coca-Cola in China is strong, and we have completed construction of a new facility near Xi’An, Shaanxi Province, to serve Coca-Cola in this market.

HWR

HWR’s saltwater disposal and transport business presently includes eight disposal wells and approximately 50 miles of interconnecting pipeline which, at full capacity, is capable of disposing of approximately 100,000 barrels of saltwater and frac fluid each day. HWR enters into saltwater disposal agreements with oil and gas producers and independent trucking companies that need to dispose of frac fluid and saltwater that results from drilling and gas production operations. HWR accepts trucking company deliveries of saltwater, condensate, and frac fluid at its filtration terminals, and takes delivery of saltwater and frac fluid directly into its filtration facilities and pipeline network from the oil and gas wells of area operators. The saltwater and frac fluid is pumped through the pipeline and into deep injection disposal wells. HWR is in the process of expanding its operations to include up to four additional disposal wells and several miles of new interconnecting pipeline, which, when completed and operating at full capacity, will raise HWR’s daily receiving and disposal capacity to approximately 120,000 barrels.

HWR currently has multi-year forward contracts with three principal customers, pursuant to which HWR has installed pipeline connecting these customers’ oil and gas wells to HWR’s disposal wells. The agreements provide that, upon connection of the new pipeline, the customers will have an obligation to dispose of a minimum firm quantity of saltwater and frac fluid into HWR’s network and, in return, HWR will receive an amount per barrel as a disposal fee. In addition, HWR currently has agreements with approximately 15 other customers, pursuant to which these customers have the right, but not the obligation, to dispose of saltwater and frac fluid into HWR’s network and are obligated to make payments to HWR based upon the volume of saltwater and frac fluid actually delivered.

As of December 31, 2009, we had operated our HWR subsidiary for six months. Based upon our recent operating results, and evaluations performed by our management team, we believe the following:

•	Construction of HWR’s 50-mile pipeline into the Haynesville Shale in east Texas and northwest Louisiana is complete and began commercial operations in January 2010.

•	HWR’s existing business is operating profitably and has contributed gross profit to our consolidated operating results.

•	HWR has firm multi-year disposal contracts for approximately 46% of current capacity for the new Haynesville pipeline and is seeking customers to improve capacity utilization.

•	HWR will continue to explore expansion and acquisition opportunities.

Results of Operations Overview

Basis of Presentation

We had no material operations prior to its acquisition of China Water on October 30, 2008. Accordingly, China Water is considered our predecessor prior to that date, and the financial statements of China Water and the following discussion of the results of operations and cash flows are included herein on that basis. Specifically, set forth below is a discussion that compares our results of operations for the year ended December 31, 2009 (which included our China Water and HWR operations from their respective dates of acquisition) with China Water’s historical results of operations for the period from January 1, 2008 to October 29, 2008, when we acquired it. In addition, the following includes a comparative discussion of China Water’s historical results of operations for the period from January 1, 2008 to October 29, 2008, with its operations for the year ended December 31, 2007.

Material Factors Affecting Results

The discussion of results of operations below reflects material changes in the year to year revenues for the China Water business, and significant write offs of assets, including goodwill, associated with this acquisition. The following provides a historical perspective on these events and the factors that led to these results.

China Water was presented to us as a growth story—a rapidly growing company in a key consumer market operating in a fast growing international economy. Reflecting this growth story, in the year prior to the acquisition, investment funds sponsored by the Pinnacle Group and others invested approximately $26 million, net of offering costs, into China Water, for it to expand its production capacity for its primary customer, Coca Cola, as well as its other customers. This expansion led to China Water recording increased revenues of $53 million for the year ended December 31, 2007. In the first quarter of 2008, China Water received an additional cash investment of approximately $44 million, net of offering costs, from the sale of 5% secured convertible notes to funds managed by Pinnacle Group, Goldman Sachs and others. These proceeds were used to finance three acquisitions during 2008, as well as plant expansions. According to China Water’s prior management, China Water reported revenues for the six months ended June 30, 2008 of approximately $48 million. In addition, according to China Water’s prior management, revenues for the ten month period ended October 29, 2008 were over $85 million.

In connection with the acquisition of China Water, we engaged the services of an international financial services firm to represent the Company in the transaction and perform financial due diligence. The Company also engaged an outside independent registered public accounting firm to perform tax related due diligence, utilized the Company’s internal financial staff to obtain confirmations of accounts receivable, and authorized the Company’s General Counsel to coordinate legal due diligence.

Following the acquisition, we engaged our independent registered public accounting firm to conduct an audit of China Water for the period from January 1, 2008 to October 29, 2008, the date of the acquisition. As a result of the audit, China Water’s revenues for 2008 were materially reduced from those reported by prior China Water management, to $9.8 million for the audited period from January 1, 2008 to October 29, 2008 (which includes a reduction in revenues of approximately $10.8 as a result of our decision to account for the ShenYang Aixin factory as discontinued operations in the predecessor periods).

During the first half of 2009, we became concerned about China Water’s operating metrics, which appeared to have been particularly adversely affected by the global economic downturn of the last half of 2008. In addition, as China Water sought to collect accounts receivable in 2009 from sales recorded in 2008, we learned that a high percentage of customers had gone out of business, lacked the cash or access to financing to pay China Water or otherwise had failed to pay as required.

During this period, the Company entered into an agreement with Xu Hong Bin, the former President and Chairman of China Water, in which he resigned as the President and Chairman and agreed to materially reduce the consideration paid or payable to him in connection with the acquisition. He subsequently resigned from our Board of Directors as well. The Company is currently in litigation with the former President of China Water over attempts to further reduce the consideration paid or payable to him (See Item 3. Legal Proceedings). The Company also negotiated a reduction in consideration payable to Chen Xinghua, a former officer of China Water.

In 2009 we evaluated the goodwill recorded on acquisition, and reduced it from an initial estimate of approximately $315.3 million we recorded in 2008 to $6.3 million (See Note 3—Business Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K/A), reflecting (1) a reduction of approximately $28.0 million relating to the Chen Xinghua settlement agreement mentioned above, (2) an increase of approximately $42.4 million from adjusting certain acquired assets and assumed liabilities to recoverable amounts at the date of acquisition, (3) an increase of approximately $34.7 million from finalizing the valuations related to the purchase price allocation and (4) approximately $357.5 million related to non-cash impairment charges. In connection with finalizing the Company’s purchase price allocation related to China Water, the Company corrected the allocation of its purchase price related to certain tangible assets and assumed liabilities by $42.4 million. Pursuant to Staff Accounting Bulletin (SAB) 99, Materiality, (SAB 99), and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of these corrections and determined the corrections were not material, as there was no impact on the Company’s results of operations or cash flow statements for the year ended December 31, 2008, or for the periods reported within the Company’s quarterly Form 10-Q filings for 2009.

In conjunction with the reduction in goodwill associated with the acquisition of China Water, we also reduced the carrying value of its investment in another company, China Bottles, by $8.9 million. Our initial valuation of China Water’s 48% equity investment in China Bottles was based on the results of a preliminary valuation conducted by us and our independent valuation advisors. That valuation was based primarily on estimated projected future operating results anticipated for China Bottles using a discounted cash flow model. As of the date of the filing of our 2008 Form 10-K, the purchase price allocation for China Water, including its 48% equity investment in China Bottles, was not yet considered final due to, among other things, the lateness in the year of the our consummating the China Water acquisition which closed on October 30, 2008. In conjunction with our finalizing the purchase price allocation of China Water during the third quarter of 2009, which included the valuation of our investment in China Bottles, we determined that the forecasted operating income used in the initial valuation of our investment in China Bottles was unrealistic, and therefore could not support the initial valuation of the investment. A subsequent forecast of the operating results of the China Bottles business, based in part on nine month actual operating results for the business, yielded a decline in the China Bottles business which we determined was other than temporary and not recoverable. The impact of this write down decreased the overall net asset value of the China Water assets acquired, effectively increasing the goodwill impairment charge recorded by us in the third quarter of 2009.

Capacity utilization at China Water for the year ended December 31, 2009, was approximately 37%. We began to monitor factory utilization on January 1, 2009, subsequent to the acquisition of China Water. As factory utilization improves, we expect that there would be a corresponding positive impact on our results from operations and cash flows. On the other hand, any future decrease in factory utilization would result in a negative impact on our results from operations and cash flows from operations.

During the latter half of 2009, the Company focused on stabilizing the China Water business under new management, and completing the water pipeline in formation that it purchased to serve US oil and gas operators. The Company believes it is now positioned for growth and expansion.

Results of Operations for the Year Ended December 31, 2009 Compared to China Water’s historical results of operations for the period from January 1, 2008 to October 29, 2008

(in thousands)	Year Ended December 31, 2009	China Water January 1, 2008 to October 29, 2008
Net sales	$35,975	$9,757
Cost of goods sold	26,734	8,068

Gross profit	9,241	1,689
Operating expenses	408,754	112,532

Loss from operations	(399,513)	(110,843)
Interest income (expense), net	3,928	(15,466)
Minority interest	—	(144)
Income from equity method investment	47	4,260
Other expense, net	(2)	(15)

Loss before income taxes	(395,540)	(122,208)
Income tax benefit	(2)	—

Loss from continuing operations	(395,538)	(122,208)
Income from discontinued operations	—	1,208

Net loss	$(395,538)	$(121,000)

Net Sales

Net sales for the year ended December 31, 2009 were $36.0 million, which represents $32.2 million of sales of bottled water made by our China Water subsidiary and $3.8 million of revenues from our water disposal operations, as compared to $9.8 million for the period from January 1, 2008 to October 29, 2008 all of which was generated from sales of bottled water by our China Water subsidiary. Revenues for the twelve months ended December 31, 2009 were significantly greater than the $9.8 million in revenues recorded for the period from January 1, 2008 to October 29, 2008, reflecting (i) the acquisition by China Water of three new plants in 2008 and the inclusion of their results of operations for the full year (which totaled $12.0 million in 2009 versus $1.8 million during the period from January 1, 2008 to October 29, 2008), (ii) stabilization of the China Water business under new management, and (iii) contributions from the water disposal business acquired in 2009. Revenues for our bottled water business are primarily volume related as product sales prices and product mix did not change substantially during the periods presented. In addition, during the year ended December 31, 2009 we deconsolidated the ShenYang Aixin factory (see Note 4—Deconsolidation to our consolidated financial statements included in this Annual Report on Form 10-K/A). With revenues of approximately $10.8 million, the results of operations of the ShenYang Aixin factory were material to the predecessor operations, and therefore are being presented as discontinued operations for the predecessor periods. Revenues for the ShenYang Aixin factory were not material to the successor operations (approximately $0.8 million), and therefore are included in the successor period revenues.

Cost of Goods Sold and Gross Profit

The cost of goods sold for the year ended December 31, 2009 was $26.7 million, resulting in total gross profit of $9.2 million, or 25.7% of sales. Gross profit of $7.5 million, or 23.4%, was attributable to bottled water sales and a gross profit of $1.7 million, or 45.0%, was attributable to water disposal revenues. Cost of goods sold for the period from January 1, 2008 to October 29, 2008 was $8.1 million, resulting in total gross profit of $1.7 million, or 17.3% of sales, all of which was attributable to sales of bottled water by the Company’s China Water subsidiary. Cost of goods sold for the three acquisitions consummated by China Water prior to the Company’s acquisition of China Water totaled approximately $7.9 million resulting in gross profit of approximately $4.1 million or 34.2% for the year ended December 31, 2009. Cost of goods sold and gross profits for the Grand Canyon factory for the ten months ended October 29, 2008 were approximately $1.3 (27.8% of sales) and $0.5 million, respectively. Also included in cost of sales for the year ended December 31, 2009 were approximately $0.8 million of non-cash charges to write off $0.3 million of assets at the Beijing factory and $0.5 million for additions to the inventory reserve.

Operating Expenses

Operating expenses for the year ended December 31, 2009 totaled $408.8 million, compared to $112.5 million for the period from January 1, 2008 to October 29, 2008. The operating expenses for the year ended December 31, 2009 included a $357.5 million non-cash goodwill impairment charge based upon finalizing our goodwill impairment analysis as of September 30, 2009 (see Note 3—Business Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K/A). In addition, we recorded impairments to the carrying value of our fixed assets of approximately $6.8 million for the year ended December 31, 2009 primarily related to exiting the Beijing factory, acquired by China Water prior to October 30, 2008, and writing off $2.2 million of Beijing factory leasehold improvements and $3.8 million of write-offs resulting from termination of construction in progress at the Changchun and Shandong factories.

General and administrative expenses for the year ended December 31, 2009 were $41.3 million which included approximately $2.0 million of stock based compensation and amortization expense of approximately $2.6 million. Also included in general and administrative expense for the year ended December 31, 2009 are approximately $5.3 million of expenses relating to the deconsolidation of ShenYang Aixin (see Note 4—Deconsolidation to our consolidated financial statements included in this Annual Report on Form 10-K/A). General and administrative expense also includes a $4.5 million expense for reimbursements made to Xu Hong Bin, the former president and chairman of China Water, that were previously capitalized, a $9.3 million expense to write off bad debts, a $3.9 million expense to write off other assets, and provisions for liabilities of $1.3 million.

In addition, during the first quarter of 2009, we adopted the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance for business combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting treatment in which acquisition related expenses were included as part of the purchase price of an acquired company. We incurred approximately $0.2 million in acquisition related costs in connection with our acquisition by HWR of our saltwater disposal and transport business in the year ended December 31, 2009, with no comparable expense during the same period in 2008.

General and administrative expenses for the period from January 1, 2008 to October 29, 2008 were $112.0 million and primarily included approximately $46.6 million of stock-based compensation pursuant to a make good escrow agreement entered into in connection with an equity financing transaction consummated by China Water in 2007 and approximately $42.4 million from adjusting certain acquired assets and assumed liabilities to recoverable amounts as of October 29, 2008 (see Note 3—Business Acquisitions to our consolidated financial statements included in this Annual Report on form 10-K/A).

Loss from Operations

Loss from operations was $399.5 million and $110.8 million for the year ended December 31, 2009 and the period from January 1, 2008 to October 29, 2008, respectively, as a result of the $357.5 million non-cash goodwill impairment charge and the other items mentioned above.

Interest Income, net

During the year ended December 31, 2009, we recorded interest income on invested funds of approximately $3.9 million. There were no corresponding invested funds for the period from January 1, 2008 to October 29, 2008. Interest expense for China Water of approximately $15.5 million for the period from January 1, 2008 to October 29, 2008 was primarily attributable to approximately $12.0 million of beneficial conversion feature amortization and approximately $2.1 million of interest on 5% convertible notes payable. There were no amounts recorded for beneficial conversion or interest expense for the year ended December 31, 2009.

Income from Equity Method Investment

During the year ended December 31, 2009, we recorded approximately $47,000 of equity income from China Water’s 48% equity method investment in China Bottles, Inc. Subsequent to management and its independent valuation advisor finalizing the report on the fair value of our investment in China Bottles, Inc., the 48% equity investment was written down to $4.0 million. During the period from January 1, 2008 to October 29, 2008 approximately $4.3 million was recorded as income from the equity method investment.

Other Expense, net

We recorded other expense of approximately $2,000 for the year ended December 31, 2009 primarily related to a $0.5 million restructuring reserve to exit the Beijing factory offset by other income at China Water from the sale of pre-form plastic bottles. During the period from January 1, 2008 to October 29, 2008 approximately $15,000 was recorded as other expense.

Income Taxes

The income tax benefit for the year ended December 31, 2009 was $2,000. No provision or benefit for income taxes was recorded in the period from January 1, 2008 to October 29, 2008.

Income from discontinued operations

During the year ended December 31, 2009, we deconsolidated the ShenYang Aixin factory. The results of operations of the ShenYang Aixin factory were material to the predecessor operations, and therefore are being presented as discontinued operations for the predecessor operations for the predecessor periods. During the period from January 1, 2008 to October 29, 2008, we recorded approximately $1.2 million of income from this discontinued operation. This discontinued operation was not material to the results of operations for the successor period.

Net loss

Our net loss for the year ended December 31, 2009 was $395.5 million compared to $121.0 million for the period from January 1, 2008 to October 29, 2008. The change relates primarily to the $357.5 million non-cash goodwill impairment loss and other items mentioned above.

Results of Operations for China Water for the period January 1, 2008 to October 29, 2008 compared to the year ended December 31, 2007

(in thousands)	January 1, 2008 to October 29, 2008	Year ended December 31, 2007
Net sales	$9,757	$53,332
Cost of goods sold	8,068	34,919

Gross profit	1,689	18,413
Operating expenses	112,532	57,546

Loss from operations	(110,843)	(39,133)
Interest expense	(15,466)	—
Minority interest	(144)	—
Income from equity method investment	4,260	1,797
Other income (expense), net	(15)	173

Loss before income taxes	(122,208)	(37,163)
Income tax benefit	—	31

Loss from continuing operations	(122,208)	(37,132)
Income from discontinued operations	1,208	610

Net loss	$(121,000)	$(36,522)

Net Sales

Net sales for the period from January 1, 2008 to October 29, 2008 were $9.8 million, which represents a decline of $43.5 million from sales of $53.3 million for the year ended December 31, 2007. Sales for the ShenYang Aixin factory were approximately $10.8 million for the period from January 1, 2008 to October 29, 2008. We reclassified the results of operations for that factory to discontinued operations subsequent to the September 2009 deconsolidation of that business in the predecessor periods (which was acquired in December 2007). Had the results of operations for ShenYang not been reclassified to discontinued operations, the comparable sales for the period from January 1, 2008 to October 29, 2008 would have totaled approximately $20.6 million as compared to $56.7 million for the year ended December 31, 2007. China Water’s operating metrics were adversely affected by the global economic downturn of the last half of 2008. In addition, as China Water sought to collect accounts receivable, the Company determined that a high percentage of customers had either gone out of business, lacked the cash or access to financing necessary to pay China Water, or otherwise failed to pay as required.

Cost of Goods Sold and Gross Profit

The cost of goods sold for the period January 1, 2008 to October 29, 2008 was $8.1 million, resulting in total gross profit of $1.7 million, or 17.3% of sales. Gross profit of $18.4 million, or 34.5%, was attributable to bottled water sales for the year ended December 31, 2007. The lower gross profit was attributable to the decline in sales mentioned above.

Operating Expenses

Operating expenses for the period from January 1, 2008 to October 29, 2008 totaled $112.5 million, compared to $57.5 million for the year ended December 31, 2007

General and administrative expense for the period from January 1, 2008 to October 29, 2008 included approximately $46.6 million of stock based compensation pursuant to a make good escrow agreement entered into in connection with an equity financing transaction consummated by China Water in 2007, and approximately $42.4 million from adjusting certain acquired assets and assumed liabilities to recoverable amounts as of October 29, 2008 (see Note 3—Business Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K/A). General and administrative expense for the year ended December 31, 2007 included approximately $56.0 million of stock based compensation expense relating to the equity financing transaction mentioned above.

Loss from Operations

The loss from operations was $110.8 million and $39.1 million for the period from January 1, 2008 to October 29, 2008 and year ended December 31, 2007, respectively, as a result of the items mentioned above.

Interest Expense

During the period from January 1, 2008 to October 29, 2008 interest expense of approximately $15.5 million was primarily attributable to approximately $12.0 million of beneficial conversion feature amortization and approximately $2.1 million of interest on 5% convertible notes payable. No corresponding amounts were recorded for the year ended December 31, 2007 as China Water had no significant debt outstanding during this period.

Income from Equity Method Investment

During the period from January 1, 2008 to October 29, 2008 approximately $4.3 million of equity income was recorded from China Water’s 48% equity interest in China Bottles, a bottle blowing equipment manufacturer. During the year ended December 31, 2007 approximately $1.8 million was recorded as equity income from this equity method investment.

Other Income (Expense), net

We recorded other income of approximately $15,000 for the period from January 1, 2008 to October 29, 2008 compared to approximately $0.2 million for the year ended December 31, 2007.

Income Taxes

The income tax benefit for the year ended December 31, 2007 was $31,000. No provision for income taxes was recorded in the period from January 1, 2008 to October 29, 2008.

Income from discontinued operations

During the period from January 1, 2008 to October 29, 2008, approximately $1.2 million of income was recorded from the ShenYang Aixin factory. During the year ended December 31, 2007 approximately $0.6 million of income was recorded from the discontinued operation.

Net loss

Net loss for the period from January 1, 2008 to October 29, 2008 was $121.0 million compared to $36.5 million for the year ended December 31, 2007. The change relates primarily to the items mentioned above, in which China Water recorded approximately $105.2 million in non-cash operating expenses compared to approximately $55.1 million for the year ended December 31, 2007.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our principal sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve reductions in operating expenses, and the impact of integration on our productivity. We had cash and cash equivalents of approximately $136.1 million and approximately $113.2 million of certificates of deposit and marketable securities on our balance sheet as of December 31, 2009.

Our primary strategy is to grow by expansion and acquisition. The Company believes that its cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions it may undertake for the foreseeable future.

Investments in Marketable Securities

Our investments in marketable securities are high grade corporate notes and US Government securities that are purchased in accordance with our investment policy. Our investment policy allows us to invest and reinvest in United States government securities having a maturity of five years or less, other obligations of U.S. government agencies and instrumentalities, including government sponsored enterprises, commercial paper, corporate notes and bonds, short term instruments that are direct obligations of issuers, long term instruments that are direct obligations of issuers, and municipal notes and bonds with a maturity of two years or less. We avoid investments in mortgage backed securities, collateralized mortgage obligations, auction rate securities, collateralized debt obligations, credit default swaps and similar high risk and/or exotic instruments. Our investment policy is maintained and supervised by our management. Any decisions regarding the size of individual investments or their composition are made only in compliance with our investment policy with the intent to yield higher obtainable returns with the understanding that the investment may need to be liquidated in the near term to consummate strategic business combinations.

China Bottles, Inc. Investment

We own 48% of the outstanding equity of China Bottles, a manufacturer of bottling equipment and provider of contract manufacturing and finished product services. At December 31, 2009, our investment in China Bottles totaled $4.0 million. For the year ended December 31, 2009 we recorded equity income of $47,000 and $4.3 million for the period from January 1, 2008 to October 29, 2008 based on the interim financial reports received from China Bottles’ management. China Bottles has a significant insider ownership and there is no liquidity in the stock. Subsequent to management and its independent valuation advisor finalizing the report on the fair value of our investment in China Bottles, the 48% equity investment was written down to $4.0 million.

Cash Flows for Year Ended December 31, 2009 compared to the period from January 1, 2008 to October 29, 2008.

Net cash used in operating activities was $6.0 million for the year ended December 31, 2009 compared to $15.7 million for the period from January 1, 2008 to October 29, 2008. The increase was largely due to lower working capital and a full year of operations in 2009.

Net cash used in investing activities was $122.8 million for the year ended December 31, 2009 compared to $37.3 million for the period from January 1, 2008 to October 29, 2008. The increase was primarily attributable to higher spending for additions to fixed assets year over year of $30.9 million, approximately $7.2 million used to purchase 7% of UGSI (see Note 5—Investments to our consolidated financial statements included in this Annual

Report on Form 10-K/A), $16.6 million used to consummate HWR’s acquisition of our saltwater disposal and transport business (See Note 3—Business Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K/A), $148.2 million to invest in high grade corporate notes net of $85.2 million received from the sale of securities, offset by approximately $22.1 million spent by China Water on acquisitions in the period from January 1, 2008 to October 29, 2008 and increases to deposits for acquisitions of approximately $10.8 million.

Net cash used in financing activities was $16.7 million for the year ended December 31, 2009 compared to net cash provided by financing activities of $43.9 million in the period January 1, 2008 to October 29, 2008. Net cash used in financing activities in 2009 was primarily attributable to $4.4 million used by management under the discretionary program to buy back, at fair value determined by the open market, 6,166,696 previously issued warrants, $14.0 million used to purchase 13,032,100 shares from Xu Hong Bin, and $2.0 million borrowed under a China Water revolving credit facility with $0.3 million of repayments made during 2009. Cash provided by financing activities in the period from January 1, 2008 to October 29, 2008 was primarily attributable to $44.1 million of cash proceeds obtained from China Water’s issuance of 5% convertible notes in January 2008.

Cash Flows for period from January 1, 2008 to October 29, 2008 compared to the Year Ended December 31, 2007

Net cash used in operating activities was $15.7 million for the period from January 1, 2008 to October 29, 2008 compared to $0.8 million of cash provided by operations for the year ended December 31, 2007. The decrease was primarily attributable to losses generated by business operations after deducting non-cash charges as a result of the decrease in sales.

Net cash used in investing activities was $37.3 million for the period from January 1, 2008 to October 29, 2008 compared to $17.8 million for the year ended December 31, 2007. The increase was primarily attributable to $2.8 million of additional purchases of property plant and equipment, additional cash payments period over period of $8.2 million for the acquisition of new businesses, and additional deposits for potential acquisitions made period over period of $8.0 million.

Net cash provided by financing activities was $43.9 million for the period from January 1, 2008 to October 29, 2008 compared to $26.0 million for the year ended December 31, 2007. The increase was due to net proceeds received of $44 million from China Water’s issuance of 5% convertible notes in January 2008, compared to $26.4 million of proceeds received from China Water’s issuance of Series A Preferred Stock in 2007.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

Effective January 1, 2009, we implemented the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance for business combinations. This revised guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Previously, post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions were generally required to be recorded as an increase or decrease to goodwill. The revised guidance does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, regardless of the guidance used to initially account for the business combination, will be recognized in current period income tax expense. We accounted for its acquisition of the Salt Water Disposal business on July 1, 2009 and Harbin Taoda on April 11, 2009 in accordance with this guidance (Note 3). Therefore, the adoption of the revised guidance had an impact on our consolidated financial statements for the year ended December 31, 2009. The nature and magnitude of the specific effects in future periods will depend upon the nature, terms and size of the acquisitions consummated after the authoritative guidance’s effective date of January 1, 2009.

Effective January 1, 2009, we adopted the revised authoritative guidance for the accounting treatment afforded preacquisition contingencies in a business combination. Under the revised guidance, an acquirer is required to recognize at fair value an “asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the liability can be determined during the measurement period.” If the acquisition-date fair value cannot be determined, the acquirer must apply the authoritative guidance used to evaluate contingencies to determine whether the contingency should be recognized as of the acquisition date or after the acquisition date. The adoption of the revised guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the authoritative guidance’s effective date of January 1, 2009.

Effective January 1, 2009, we implemented the FASB’s revised authoritative guidance for consolidation, which addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the revised guidance impacted the Company’s consolidated financial statements, and resulted in the Company reclassifying financial statement line items within its consolidated balance sheets, statements of operations, and statements of stockholders equity for prior periods to conform to this standard.

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

Effective April 1, 2009, we adopted FASB’s revised authoritative guidance for fair value measurements which clarifies the measurement of fair value in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. We also adopted additional authoritative guidance for determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and which requires enhanced disclosures. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the United States, China, and Hong Kong, with a majority of those balances maintained in US dollars. Balances at financial institutions or Chinese state-owned banks are not covered by insurance. The Company has not experienced any historical losses in such accounts and believes that the risk of any loss is minimal. A majority of the funds held in the United States are invested in one or more institutional money market funds.

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin No. 104 and, accordingly, all of the following criteria must exist for revenues to be recognized: pervasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured. The majority of our revenue results from sales contracts with direct customers and revenues are generated upon shipment of the goods.

All finished products for bottled water sales are delivered to customers directly from plant locations throughout the PRC. Finished product relating to the saltwater disposal and transport business consist of delivery of saltwater, via independent truck haulers, through a water transport pipeline at the disposal wells or at saltwater storage facilities. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Fixed fees relate to disposal rates are generally based on a fixed fee per barrel of disposal water. Revenue is recognized based on the number of barrels disposed upon delivery. However, as the pipeline was not in commercial operations as of December 31, 2009, there were no revenues recognized in 2009 from these contracts. Saltwater disposal and transport revenues recognized in 2009 related solely to delivery of saltwater to the disposal and storage facilities via independent truck haulers, for which customers are not under fixed fee contracts.

Foreign Currency Translation

The functional currency of the Company’s operating subsidiaries is the RMB, which is not freely convertible into foreign currencies. We maintain our consolidated financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the translations. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

The impact in actual US Dollars that foreign currency translation had on our balance sheets, statements of comprehensive loss and statements of changes in equity for the periods presented was $31,000 in 2009 and $(1,000) in 2008, as reported in the line item “Foreign currency translation loss” within other comprehensive loss in the statements of changes in equity for the respective periods presented. The impact that foreign currency translation had on our statements of cash flows was $(101,000) in 2009 and $91,000 in 2008, as reported in the line item “Effect of change in foreign exchange rate on cash and cash equivalents” in the statements of cash flows for the respective periods.

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

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this Annual Report on Form 10-K/A.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management excluded from this assessment two businesses that we acquired in 2009 because it was not possible to conduct an assessment of the two acquired businesses’ internal control over financial reporting in the period between the consummation date and the date of management’s assessment. With respect to excluding these companies, we are required to (1) formally note that management is excluding these acquired businesses from management’s report on internal control over financial reporting; (2) clearly identify the acquired businesses excluded and have indicated the significances of the acquired businesses in our consolidated financial statements; and (3) disclose material changes, if any, to our internal control over financial reporting due to the acquisition of these businesses. We have excluded Harbin Taoda (“Harbin”), a subsidiary of China Water, and HWR, from our assessment of internal control over financial reporting as of December 31, 2009 because Harbin and the assets underlying the business of HWR were acquired on April 1, 2009 and July 1, 2009, respectively, and qualified under current SEC interpretive guidance for exclusion from our assessment of internal control over financial reporting. Harbin and HWR’s financial statements constitute 7% and 18%, respectively, of our total assets, 11% and 13% respectively of total revenues, and less than 1% of net loss of our consolidated financial statements amounts, as of and for the year ended December 31, 2009. In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2009, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, for the reasons disclosed below, as of December 31, 2009, our internal controls over financial reporting were not effective based on those criteria.

GHP Horwath P.C. (“GHP”), our independent registered public accounting firm, has performed an audit of the effectiveness of our company’s internal control over financial reporting as of December 31, 2009, and, as part of its audit, has issued its attestation report on the effectiveness of our company’s internal control over financial reporting herein as of December 31, 2009. GHP’s attestation report is included in this Annual Report on Form 10-K/A under Item 9A(d). This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The material weaknesses indentified are isolated to China Water’s internal controls over financial reporting as of December 31, 2009, however, are pervasive in nature and extend to each of China Water’s operating subsidiaries. Decentralized management in China combined with inadequate headcount in the accounting and finance department led to our local PRC businesses operating autonomously, which increased the risk of management override, noncompliance with corporate policies and untimely preparation and filing of our financial statements. These conditions contributed to the following material weaknesses in internal control over financial reporting:

•	ineffective supervision and monitoring of the financial statement close, preparation and review processes;

•	ineffective procedures relating to the identification, documentation and review of various account reconciliations and related supporting documentation;

•	ineffective procedures relating to the safeguarding of assets against unauthorized or improper use; and

•	insufficient control consciousness (tone at the top) within the China Water organization.

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

Prior to the consummation of our business combination with China Water, its chief financial officer resigned. In conjunction with the consummation of the business combination on October 30, 2008, China Water’s audit committee and its chief executive officer resigned their positions. As a result of the turnover in China Water’s senior management and audit committee and China Water’s inability to make a management assessment of its internal controls, as well as the fact that the acquisition of China Water occurred during the fourth quarter of 2008, our Chief Executive Officer and Chief Financial Officer determined that it was impractical for our Company to make an assessment of China Water’s internal controls as of December 31, 2008. The control deficiencies discussed above continued into 2008 and 2009. Part of our efforts to remediate these control deficiencies included the selection of an enterprise resource management system (the “ERP System”) from Oracle to replace our existing financial reporting and information systems at China Water. The implementation of the ERP System as part of our overall remediation plans is intended to address the material weaknesses outlined above. The Company believes that the implementation of an ERP system will greatly enhance China Water’s internal control over financial reporting. Under the integrated ERP System, China Water management will be better able to monitor and review the financial reporting process through enhanced insight into the financial data of its operating business units as a further step to remediating the identified material weaknesses. This enhanced insight is a key benefit of the integrated ERP System. China Water management should be better able to improve the accuracy and timeliness of financial information through a systematic, consistent program of financial oversight.

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

•

We have re-emphasized to our employees our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics sets the tone at the top regarding the Company’s expectation of how our China Water employees are expected to conduct themselves in the conduct of company business and will assist the Company in holding its employees accountable for their actions. The Company believes that it is important to implement and emphasize these standards as a further step to remediating the material weakness relating to the safeguarding of assets against unauthorized or improper use.

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

Our management does not believe that the material weaknesses discussed above had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2009 to contain a material misstatement.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include two business acquisitions which were completed during 2009 because it was not possible to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. The two businesses’ comprise 25%, 24%, and less than 1% of total assets, total revenue and net loss, respectively, included in the consolidated financial statements of Heckmann Corporation as of December 31, 2009 and for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these two acquired businesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified related to the Company’s subsidiary, China Water and Drinks, Inc., including ineffective supervision and monitoring of the financial statement close, preparation and review processes; ineffective procedures relating to the identification, documentation and review of various account reconciliations and related supporting documentation necessary to prepare financial statements in accordance with US GAAP; ineffective procedures relating to the safeguarding of assets against unauthorized or improper use; and insufficient control consciousness (tone at the top) within the China Water organization. These material weaknesses are discussed in Management’s Report on Internal Control over Financial Reporting.

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Proxy Statement.

HECKMANN CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)	Audited Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the audited consolidated financial statements.

(b)	The Exhibit Index is included following the audited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HECKMANN CORPORATION

Date: March 14, 2011	By:	/S/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2011	By:	/S/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2011	By:	/S/ BRIAN R. ANDERSON
	Name:	Brian R. Anderson
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2011	By:	/S/ LOU HOLTZ
	Name:	Lou Holtz
	Title:	Director

Date: March 14, 2011	By:	/S/ DR. ALFRED E. OSBORNE, JR.
	Name:	Dr. Alfred E. Osborne, Jr.
	Title:	Director

Date: March 14, 2011	By:	/S/ DAN QUAYLE
	Name:	Dan Quayle
	Title:	Director

Date: March 14, 2011	By:	/S/ ANDREW D. SEIDEL
	Name:	Andrew D. Seidel
	Title:	Director

Date: March 14, 2011	By:	/S/ EDWARD A. BARKETT
	Name:	Edward A. Barkett
	Title:	Director

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

As discussed in Note 3 to the consolidated financial statements, the Company has restated its financial statements as of December 31, 2009 to correct the accounting for contingent consideration relating to a 2009 business acquisition.

As discussed in Notes 2 and 3 to the consolidated financial statements, during 2009 the provisions of new accounting standards relating to business combinations and noncontrolling interests were adopted.

/s/    GHP Horwath, P.C.

Denver, Colorado

March 11, 2010 (March 14, 2011 as to the effects of the restatement discussed in Note 3)

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2009	2008
	(Restated Note 3)
ASSETS
Current Assets
Cash and cash equivalents	$136,050	$281,683
Certificates of deposit	10,513	10,000
Marketable securities	16,020	—
Accounts receivable, net of allowance of $946 and $10,601 at December 31, 2009 and 2008, respectively	5,873	26,460
Inventory, net	2,896	2,241
Prepaid expenses	865	8,842
Other receivables	3,596	1,548
Due from related party	—	1,381
Income tax receivable	—	969
Other current assets	278	544

Total current assets	176,091	333,668

Property, plant and equipment, net	53,520	15,901
Marketable securities	86,638	38,717
Deposits for acquisitions	—	16,608
Investment in unconsolidated equity investee	4,047	12,964
Investment in UGSI	7,182	—
Intangible assets, net	23,507	29,879
Goodwill	13,598	315,018
Other	406	338

TOTAL ASSETS	$364,989	$763,093

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$19,501	$9,550
Deferred revenues	3,003	1,209
Accrued expenses	17,675	2,208
Current portion of long term debt	1,398	36
Income taxes payable	—	440
Due to related parties	1,472	963
Deferred income taxes	178	77

Total current liabilities	43,227	14,483
Acquisition consideration payable	1,910	1,910
Long-term debt, less current portion	439	96
Other long term liabilities	6,270	—

Commitments and contingencies
Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 and 250,000,000 shares authorized at December 31, 2009 and 2008, respectively: 125,282,740 shares issued and 108,750,650 shares outstanding at December 31, 2009; 126,606,323 shares issued and 110,074,223 outstanding as of December 31, 2008	124	126
Additional paid-in capital	738,190	757,720
Purchased warrants	(4,810)	(405)
Treasury stock	(14,000)	—
Accumulated other comprehensive income	643	89
(Accumulated deficit) retained earnings	(409,166)	(13,771)

Total Equity of the Company	310,981	743,759

Noncontrolling interests	2,162	2,845

TOTAL EQUITY	313,143	746,604

TOTAL LIABILITIES AND EQUITY	$364,989	$763,093

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

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

For the period from May 29, 2007 (inception) through December 31, 2009

(In thousands, except share data)

	Total	Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests
		Shares	Amount		Number	Amount	Shares	Amount
	(Restated Note 3)			(Restated Note 3)
Balance at December 31, 2008	746,604	126,606,323	126	757,720	405,400	(405)	—	—	(13,771)	89	2,845
Purchase of treasury stock	(14,000)						13,032,098	$(14,000)			—
3,361,000 common shares canceled in connection with Settlement and Release Agreement (Note 12)	(28,031)	(3,361,000)	(3)	(28,028)	—	—	—	—	—	—	—
1,576,577 common shares issued in connection with the Charis/Greer/Silversword acquisition (Note 3)	6,101	1,576,577	1	6,100	—	—	—		—	—	—
Issuance of stock to employees and consultants (Note 10)	1,567	260,840	—	1,567	—	—	—		—	—	—
Purchase of warrants	(4,405)	—	—	—	6,166,696	(4,405)	—		—	—	—
Noncontrolling interest in acquired company (Note 3)	672	—	—	—	—	—	—	—	—	—	672
Deconsolidation of Shen Yang Aixin (Note 4)	(1,212)	—	—	—	—	—	—	—	—	—	(1,212)
Issuance of 200,000 common shares in connection with Settlement and Release Agreement (Note 12)	831	200,000		831	—	—	—		—	—	—
Comprehensive loss:
Net loss	(395,538)	—	—	—	—	—	—	—	(395,395)	—	(143)
Unrealized gains from available for sale securities	523	—	—	—	—	—	—	—	—	523	—
Foreign currency translation loss	31	—	—	—	—	—	—	—	—	31	—

Comprehensive loss	(394,984)

Balance at December 31, 2009	$313,143	125,282,740	$124	$738,190	6,572,096	$(4,810)	13,032,098	$(14,000)	$(409,166)	$643	$2,162

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable, net

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of December 31, 2009, the allowance for doubtful accounts was approximately $0.9 million. The table below sets forth (in thousands) a rollforward of the Company’s allowance for doubtful accounts for each period in which we present an audited income statement, except for the period from May 29, 2007 (inception) to December 31, 2007, as the Company did not have an allowance for doubtful accounts during that period:

	Year ended December 31,
	2009	2008
Balance at beginning of period	$10,601	$22
Additions: Bad debt expense	9,346	—
Additional allowance established (a)	—	10,579
Less: Write off of uncollectible accounts	(8,399)	—
Final purchase price adjustment (b)	(10,602)	—

Balance at end of period	$946	$10,601

(a)	This amount represents an additional allowance established by management in connection with the initial purchase price allocation for accounts deemed uncollectible.

(b)	This amount represents the uncollectible accounts receivable written off in connection with the final purchase price allocation adjustment made during the third quarter of 2009 that were not recoverable at the date of acquisition.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All finished products for bottled water sales are delivered to customers directly from plant locations throughout the PRC. Finished product relating to the saltwater disposal and transport business consist of delivery of saltwater, via independent truck haulers, through a water transport pipeline at the disposal wells or at saltwater storage facilities. Certain customers, limited to those under contract with the Company to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Fixed fees relate to disposal rates are generally based on a fixed fee per barrel of disposal water. Revenue is recognized based on the number of barrels disposed upon delivery. However, as the pipeline was not in commercial operations as of

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, there were no revenues recognized in 2009 from these contracts. Saltwater disposal and transport revenues recognized in 2009 related solely to delivery of saltwater to the disposal and storage facilities via independent truck haulers, for which customers are not under fixed fee contracts

Taxes Collected From Customers and Remitted to Governmental Authorities

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

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”). Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants. At December 31, 2009, 2008 and 2007, the Company’s dilutive securities include 71,493,593, 76,973,621, and 76,646,800 warrants and options exercisable for common stock. These dilutive securities have been omitted from the computation of dilutive loss per share for the years ended December 31, 2009 and 2008 because the effect would be anti-dilutive. For the period from May 29, 2007 through December 31, 2007, the dilutive securities have been omitted from the computation of dilutive income per share since their exercisability as of December 31, 2007 was contingent upon the latter of November 9, 2008 or the successful completion of a business combination. Also excluded from the computation of EPS are 3,500,000 and 16,532,100 shares held in escrow as of December 31, 2009 and 2008, respectively, pursuant to the majority stockholder consent agreement entered into on May 19, 2008, as amended, in connection with the acquisition of China Water between the Company and Mr. Xu Hong Bin. On March 13, 2009, 13,032,100 of those shares were released from escrow pursuant to an escrow resolution and transition agreement among the Company, China Water, Mr. Xu Hong Bin and his affiliate, and are subject to cancellation by the Company as of May 4, 2009 (Note 12).

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3—Business Acquisitions (as restated)

Acquisition of Charis Partners, LLC, Greer Exploration Corporation, and Silversword Partnerships

On July 1, 2009 (the “Closing Date”), the Company, through HWR, completed the purchase of all the limited liability company interests of Charis Partners, LLC and all of the assets of Greer Exploration Corporation and Silversword Partnerships pursuant to an asset purchase agreement, dated April 22, 2009, for an initial payment of approximately $23 million consisting of cash totaling $17 million and the issuance of 1,576,577 shares of its common stock (valued at approximately $6.1 million based on the market price of the Company’s common stock as of July 1, 2009) to the various sellers. These assets underlie a multi-modal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contingent consideration arrangement requires the Company to pay an additional amount not to exceed $10 million in common stock in the event that specified profitability targets are achieved. As of December 31, 2009, the total number of shares that would be issued under this arrangement would be approximately 2.0 million shares based on the quoted market price of the Company’s common stock. The fair value of the contingent consideration at the Closing Date was determined to be approximately $7.9 million using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the authoritative guidance for fair value measurements. (Note 6). The key assumptions in applying this approach were the discount rate and the probability assigned to the performance targets being achieved. In accordance with the authoritative guidance for business combinations, the contingent consideration is considered to be a liability and accordingly approximately $4.2 million was included in accrued liabilities and approximately $3.7 million was included in other long term liabilities as of December 31, 2009.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2009	2008
Revenue (in thousands)	$39,675	$17,507
Net loss (in thousands)	$(394,538)	$(12,740)
Net income (loss) per share—basic and diluted	$(3.60)	$(0.17)

Restatement

Subsequent to the issuance of the Company’s December 31, 2009 consolidated financial statements, the Company determined that it had incorrectly reported the contingent consideration arrangement as equity as opposed to a liability. Therefore, the Company has restated the consolidated financial statements as of December 31, 2009 in this Annual Report on Form 10-K/A. The Company determined there was no significant change in the fair value of this liability from the acquisition date through December 31, 2009 and therefore this restatement had no impact on the statements of operations, comprehensive income (loss), or cash flows for the year ended December 31, 2009.

The adjustments identified in connection with the reclassification of the contingent consideration from equity to a liability resulted in a decrease in additional paid-in capital of $7,887 and the recognition of a liability of $7,887 as of December 31, 2009. Of this liability, approximately $4.2 million was classified as a current liability as it relates to the profitability target for 2010. Approximately $3.7 million relates to the profitability target for 2011 and was therefore classified as a long term liability.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	December 31, 2009	Significant Other Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,513	$10,513	$—	$—
U.S. Government Agencies	49,189	49,189	—	—
Corporate Notes	52,436	52,436	—	—
U.S. Government Securities	1,033	1,033	—	—

Total	$113,171	$113,171	$—	$—

Liabilities:
Contingent consideration (restated, Note 3)	$7,887	$—	$—	$7,887

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 16, 2007, Heckmann Acquisition, LLC, an entity owned and controlled by Mr. Heckmann, purchased 5,000,000 sponsor warrants at a price of $1 per warrant. Subsequently, the 5,000,000 sponsor warrants held by Heckmann Acquisition, LLC were transferred to Heckmann Enterprises, Inc., an entity owned and controlled by Mr. Heckmann. In addition, on November 16, 2007, 2,000,000 sponsor warrants were sold to our directors other than Mr. Heckmann for an aggregate purchase price of $2,000,000.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s provision for income taxes consists of (in thousands):

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

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and December 31, 2008 are shown below (in thousands):

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

The Company has domestic and foreign net operating loss carryfowards that were generated in the years ended December 31, 2009 and 2008. The net operating loss carryforwards are recorded as a deferred tax asset of approximately $8,288,000. Of this total, approximately $1,065,000 of the deferred tax asset relates to United States net operating losses that can be carried forward to December 31, 2030 and approximately $5,376,000 of the deferred tax asset relates to net operating losses that were generated in the PRC Subsidiaries and can be carried forward 5 years to the years ending December 31, 2014. Approximately $1,847,000 of the deferred tax

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset relates to net operating losses that were generated in the Hong Kong subsidiaries which can be carried forward indefinitely.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The outcome of the litigation with Xu Hong Bin is not known at this time. The Company and Xu Hong Bin each have made various claims. However, if the results of the litigation are resolved in favor of Xu Hong Bin, the remaining 3,500,000 of Xu’s contingently returnable shares will be released from escrow pursuant to the terms of the Majority Stockholder Consent Agreement more fully described in Note 3 to the attached Consolidated Financial Statements. Since these shares were excluded from the calculation of the purchase price of China Water and because the goodwill resulting from this acquisition has been substantially impaired (as previously disclosed), the issuance of these contingently returnable shares from escrow may have a significant negative impact on the Company’s consolidated financial statements if the result of the litigation was not favorable to the Company. In such hypothetical situation, the financial impact could equal 3,500,000 times the market price of our common shares on the date of such resolution. At this time, the litigation has not gone to trial, nor has the judge rendered any dispositive order in the matter.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 15—Subsequent Events

On February 9, 2010, the Company issued a press release announcing that on February 4, 2010, its wholly-owned subsidiary HEK Water Solutions, LLC (“HEK”) entered into a limited liability company agreement with ETC Water Solutions, LLC (“ETC”), a wholly-owned subsidiary of Energy Transfer Partners, L.P. (NYSE: ETP), that established a 50-50 joint venture, Energy Transfer Water Solutions, JV LLC (the “JV”), to develop solutions for the transportation and treatment of produced water, frac fluids and other types of discharged waters generated in the Marcellus Shale’s oil and natural gas fields throughout Pennsylvania, New York, West Virginia, Virginia, Kentucky, Tennessee, and Ohio, and in the Haynesville Shale in Louisiana and Texas (the “Agreement”).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

China Water and Drinks Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity of China Water and Drinks Inc. and subsidiaries (the “Company”) for the period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of China Water and Drinks Inc. and subsidiaries for the period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on October 30, 2008, the Company was acquired by Heckmann Corporation.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 14, 2011

CHINA WATER AND DRINKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	January 1, 2008 to October 29, 2008	Year Ended December 31, 2007
Revenue	$9,757	$53,332
Cost of goods sold	(8,068)	(34,919)

Gross profit	1,689	18,413
Operating expenses:
Selling and marketing expenses	(575)	(64)
General and administrative expenses	(111,957)	(57,482)

Total operating expenses	(112,532)	(57,546)

Loss from continuing operations	(110,843)	(39,133)
Other (loss) income, net	(15)	173
Interest expense	(15,466)	—
Minority interest	(144)	—
Income from equity method investment	4,260	1,797

Loss from continuing operations before income taxes	(122,208)	(37,163)
Income tax benefit	—	31

Loss from continuing operations	(122,208)	(37,132)
Income from discontinued operations	1,208	610

Net loss	(121,000)	(36,522)
Foreign currency translation gain	1,342	1,516

Comprehensive loss	$(119,658)	$(35,006)

Net loss per share, basic and diluted:
Loss from continuing operations	$(1.29)	$(0.48)
Income from discontinued operations	0.01	0.01

Net Loss	$(1.28)	$(0.47)

Weighted average number of shares, basic and diluted	94,521	77,772

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER AND DRINKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	January 1, 2008 to October 29, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net loss	$(121,000)	$(36,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,684	611
Increase in obsolescence reserves for inventories	—	311
Bad debt expense	7,479	(252)
Minority interest	144	—
Write off of non-recoverable prepaid expenses and other receivables	31,570	—
Write off of non-recoverable deposits for acquisitions	10,811	—
Income from equity method investment	(4,260)	(1,797)
Non-cash interest expense	12,000	—
Share based compensation	46,642	55,970
Changes in operating assets and liabilities net of business acquisitions:
Accounts receivable	2,901	(6,642)
Due from related company	—	(8,697)
Inventories	(2,259)	4,516
Prepaid expenses and other receivables	104	(8,889)
Other assets	1,620	1
Due from director	—	4,068
Deferred revenues and accrued expenses	—	(180)
Other taxes payable	—	(1,099)
Accounts payable	(2,535)	(774)
Net cash (used in) provided by operating activities by discontinued operations	(648)	203

Net cash provided by (used in) provided by operating activities	(15,747)	828

Cash flows from investing activities:
Purchases of property and equipment	(3,899)	(606)
Deposits for potential acquisitions	(10,811)	(2,748)
Pilpol Acquisition, net of cash acquired of $1,416	—	(3,917)
Shenyang Aixin Acquisition, net of cash acquired of $68	—	(992)
Cash paid for acquisition of China Bottles	—	(9,000)
Cash paid for acquisition of Changsha, net of cash acquired of $138	(5,700)	—
Cash paid for acquisition of Grand Canyon, net of cash acquired of $736	(16,454)	—
Net cash used in investing activities by discontinued operations	(438)	(534)

Net cash used in investing activities	(37,302)	(17,797)

Cash flows from financing activities:
Decrease in line of credit	—	(145)
Payments on long-term debt agreements	—	(80)
Proceeds from issuance of Series A preferred stock, net of offering costs	—	26,358
Due to stockholders	—	(331)
Issuance of convertible notes	44,099	—
Net cash (used in) provided by financing activities by discontinued operations	(219)	219

Net cash provided by financing activities	43,880	26,021

Net increase (decrease) in cash and cash equivalents	(9,169)	9,052
Cash and cash equivalents at beginning of period	10,868	1,836
Effect of change in foreign exchange rate on cash and cash equivalents	1,342	(20)

Cash and cash equivalents at end of period	$3,041	$10,868

Supplemental disclosure of cash flow information:
Cash paid for interest	16	51
Non-cash investing and financing activities:
Common stock to be issued to Pilpol former-owners for acquisition	—	12,189
Payable to Shenyang owners for 66.67% acquisition	—	1,060
Common stock issued to China Bottles’ owners for acquisition	—	16,426
Transfer of Due to Directors into additional paid in capital	—	7,172

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER AND DRINKS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders Equity
	No. of Shares	Amount	No. of Shares	Amount
As of January 1, 2007	—	$—	59,872	$60	$(58)	$6,261	$293	$6,556
Net loss	—	—	—	—	—	(36,522)	—	(36,522)
Foreign currency translation adjustment	—	—	—	—	—	—	1,516	1,516
Contribution to Additional Paid-In Capital by Directors (Note 6)	—	—	—	—	7,172	—	—	7,172
Sales of Series A convertible preferred stock, net offering costs (Note 8)	4,478	4	—	—	26,354	—	—	26,358
Issuance of common stock in connection with conversion of Series A convertible preferred stock (Note 8)	(4,478)	(4)	22,388	22	(18)	—	—	—
Issuance of common stock in connection with the 48% acquisition of China Bottles Inc. (Note 3)	—	—	2,133	2	16,424	—	—	16,426
Common stock to be issued in connection with the acquisition of Pilpol (Note 4)	—	—	—	—	12,189	—	—	12,189
Share based compensation (Note 8)	—	—	—	—	55,970	—	—	55,970
Acquisition of UGODS	—	—	10,128	11	59	(96)	—	(26)

As of December 31, 2007	—	—	94,521	95	$118,092	(30,357)	1,809	89,639

Net loss	—	—	—	—	—	(121,000)	—	(121,000)
Beneficial conversion feature on convertible notes (Note 9)	—	—	—	—	44,000	—	—	44,000
Stock based compensation (Note 8)	—	—	—	—	46,642	—	—	46,642
Foreign currency translation adjustment	—	—	—	—	—	—	1,342	1,342

As of October 29, 2008	—	$—	94,521	$95	$208,734	$(151,357)	$3,151	$60,623

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

NOTE 1—Organization, Description of Business and Reverse Merger

Organization and Description of Business

China Water and Drinks Inc. and subsidiaries (formerly UGODS, Inc.) (the “Company”), a Nevada Corporation, is engaged in the manufacture of bottled water products and operates bottled water production plants in five provinces in the People’s Republic of China (“PRC” or “China”)—Guangdong, Jilin, Shandong, Guangxi and Liaoning. The Company produces and markets bottled water products under the brand name “Darcunk” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry. The Company operates in one reportable segment in China.

On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Heckmann Corporation, a Delaware corporation (“Parent”), and Heckmann Acquisition II Corp., a Delaware corporation and the Parent’s wholly-owned subsidiary (“Acquisition Sub”). Pursuant to the terms of the Merger Agreement, the Company was merged into Acquisition Sub (the “Merger”). At the date of the Merger, each share of the Company’s common stock (“Company Common Stock”) was converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of the Parent, as such fraction may be adjusted in accordance with the Merger Agreement, and/or (ii) at the election of the holders of Company Common Stock, an amount in cash equal to US$5.00 per share of Company Common Stock. On May 19, 2008, the holders of a majority of the Company’s Common Stock approved the merger. On October 30, 2008, the Company consummated the merger with the Parent pursuant to the Merger Agreement.

Reverse Merger

Effective May 30, 2007, Gain Dynasty Investments Limited (“Gain Dynasty”), a China Corporation, completed a reverse merger transaction (the “Acquisition”) with UGODS, Inc., a public shell in which Gain Dynasty, merged with and into UGODS, Inc. and UGODS, Inc. acquired all the outstanding common stock of Gain Dynasty from Mr. Xu Hong Bin for 59,872,000 shares of the Company’s Common Stock. For accounting purposes, Gain Dynasty is considered the accounting acquirer. Accordingly, the reverse merger was accounted for as a recapitalization of Gain Dynasty in which the assets and liabilities of the Company have been recorded using Gain Dynasty’s historical values, and the shareholders of Gain Dynasty received approximately 86% of the post-acquisition common stock of UGODS, Inc. In addition, the historical shareholders equity of Gain Dynasty prior to the Acquisition has been retroactively restated (recapitalization) for the equivalent number of shares received in the Acquisition. The restated consolidated retained earnings of Gain Dynasty have been carried forward after the Acquisition.

NOTE 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, and include the results of China Water and Drinks Inc., its wholly-owned subsidiaries, Gain Dynasty Investments Ltd. and its wholly-owned subsidiaries, Olympic Forward Trading Company Ltd., Guangdong Taoda Drink Co Ltd., Zhanjiang Taoda Drink Co Ltd., Changchun Taoda Beverage Co Ltd., Shandong Olympic Forward Drink Co Ltd; Fine Lake International Ltd. (“Fine Lake”) and its wholly-owned subsidiary, Pilpol (HK) Biological Ltd. (“Pilpol”) and its wholly-owned subsidiary, Nanning Taoda Drink Co Ltd. (“Nanning”) and its 66.67% owned subsidiaries, Shen Yang Aixin Industry Co Ltd. (“Shenyang”) and Grand Canyon. All significant inter-company transactions have been eliminated in consolidation.

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

Accounts Receivable, net

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of October 29, 2008 and December 31, 2007, the allowance for doubtful accounts was approximately $22,000 and $22,000, respectively. The table below sets forth a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	January 1, 2008 to October 29, 2008	Year ended December 31, 2007
Balance at beginning of period	$22	$274
Additions: Bad debt expense	7,479
Less: Write off of uncollectible accounts	(7,479)	(252)

Balance at end of period	$22	$22

Equity method investments

Investee entities in which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

The Company holds a 48% equity investment in China Bottles Inc. (“China Bottles”) (formerly Hutton Holdings Corporation) (Note 3).

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Economic and Political Risk

The Company’s business operations are conducted in the PRC and are subject to special considerations and risks not typically associated with companies in North America and Western Europe. China’s political, economic and legal environments may influence the Company’s business, financial condition and results of operations, including adverse effects by changes in governmental policies in laws and regulations, anti-inflationary measures, and rates and methods of taxation.

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include those required by management in determining the allowance for doubtful accounts, reserve for obsolete inventory, valuation of long-lived assets including identifiable intangibles and goodwill, contingencies and litigation. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that we have used change in the future, such changes could have a material impact on the Company’s consolidated financial statements.

Foreign Currency Translation

The functional currency of the Company’s wholly-owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The functional currency of the Company’s BVI and Hong Kong subsidiaries is the Hong Kong Dollar (“HKD”). The Company’s PRC, BVI and Hong Kong subsidiaries’ financial statements are maintained in their functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

In connection with the Acquisition, the Company adopted the United States dollar as its reporting currency. The financial statements of the Company’s foreign subsidiaries are translated into United States Dollars (“USD”) using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Amounts classified in stockholders’ equity are translated at historical exchange rates. The resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Translation rates applied during the periods were as follows:

	Period from January 1, 2008 to October 29, 2008	Year ended December 31, 2007
Average RMB: USD Exchange Rate	6.984	7.617
Average HKD: USD Exchange Rate	7.779	7.803

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007 additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”). The Company’s common equivalent shares also result from contingently issuable shares. If all of the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would be issued if the contingency were passed are included in diluted EPS. Where the total aggregate amount is stated but the number of shares is not specified, the Company will use the current period end market price to calculate the equivalent shares. In addition, common equivalent shares also result from the conversion of notes payable into common stock. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants.

For the period from January 1, 2008 to October 29, 2008 and for the year ended December 31, 2007, the effect of the conversion of outstanding options and warrants, contingently issuable shares and the conversion of debt would have been anti-dilutive.

The following table presents information regarding the potential dilutive shares for the periods presented (in thousands):

	January 1, 2008 to October 29, 2008	Year ended December 31, 2007
Stock options and warrants	2,239	2,239
Contingently issuable shares	1,524	576
Convertible debt	11,765	—

Total	15,528	2,815

Concentrations of Customer and Supplier Risk

Four customers comprised 31%, 17%, 12% and 10% of revenues for the period from January 1, 2008 to October 29, 2008. Four customers comprised 20%, 13%, 12% and 11% of revenues for the year ended December 31, 2007.

The company purchased 30% of raw materials from three vendors, 16% from two vendors and 30% from two vendors for the period from January 1, 2008 to October 28, 2008. The Company purchased 27% of raw materials from 3 vendors, 16% from 2 vendors and 34% from 2 vendors for the year ended December 31, 2007.

Accounting for Impairment of Long Lived Assets

In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company determined that there was no impairment of long-lived assets as of October 29, 2008.

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows guidance issued by the Financial Accounting Standards Board (“FASB”) related to the application of accounting for uncertainty in income tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended October 29, 2008 or the year ended December 31, 2007.

Retirement Benefits

PRC regulations mandate companies to contribute funds into the national retirement system managed by the government, which benefits qualified employees based on where they were born within the country. The Company records any required contribution as payroll tax expense. Very few of the Company’s employees qualify under the national retirement system. The Company provides no other retirement benefits to its employees. The Company recorded approximately $26,000 and $31,000, respectively, of retirement benefits expense for the period from January 1, 2008 to October 29, 2008 and for the year ended December 31, 2007.

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred, price is fixed and determinable, and collection is reasonably assured. All finished products for bottled water sales are delivered to customers directly from plant locations throughout the PRC.

Taxes Collected From Customers and Remitted to Governmental Authorities

Revenues are recorded net of taxes collected from customers and remitted to governmental authorities.

Shipping and Handling Costs

In accordance with authoritative guidance, shipping and handling costs incurred in bringing finished products or raw materials to the Company’s warehouse are capitalized as part of inventory and relieved in cost of sales when a sale occurs. The Company does not bill customers for shipping and handling costs. Shipping and handling costs related to the movement of finished goods from the Company’s warehouse to the customer locations are reflected in selling, general and administrative expenses.

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $25,000 and $30,000, respectively for the period from January 1, 2008 to October 29, 2008 and for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

In February 2007, the FASB issued ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825 is effective for fiscal years beginning after November 15, 2007. This standard did not have an impact on the Company’s consolidated operating results and financial position upon adoption.

In December 2007, the FASB issued ASC 805, “Business Combinations.” ASC 805 changes how a reporting enterprise accounts for the acquisition of a business. ASC 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. Management is currently evaluating the impact this standard will have on the Company’s consolidated operating results and financial position upon adoption.

In December 2007, the FASB issued ASC 810, “Consolidation”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ASC 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is not permitted. Management is currently evaluating the impact this standard will have on the Company’s consolidated operating results and financial position upon adoption.

NOTE 3—Investment in Equity Investee

On August 31, 2007, the Company purchased an aggregate of 11,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of convertible preferred stock of China Bottles. The total consideration paid for the China Bottles investment was $25,426,664, consisting of $9,000,000 in cash and 2,133,333 shares of the Company’s Common Stock valued at $7.70 per share, the quoted market price of the Company’s Common Stock on August 31, 2007.

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

The Company considered authoritative guidance in the determination of the impact of the 5,000,000 shares of convertible preferred stock on its ownership of China Bottles. US GAAP defines “in-substance” common stock as an investment where one has the risk and reward characteristics that are substantially similar to the investee’s common stock. The Company concluded that the convertible preferred stock is “in-substance” common stock, and accordingly the Company has recorded a 48% ownership in the equity of China Bottles using the equity method of accounting. Each share of convertible preferred stock was to be automatically converted into five shares of China Bottles common stock on the second business day following the effectiveness of an amendment to China Bottles’ Articles of Incorporation increasing the number of authorized shares of common stock of China Bottles from 50,000,000 to 200,000,000. This occurred on April 3, 2008.

Through three wholly-owned Chinese subsidiaries, China Bottles engages in the manufacture of beverage bottle production equipment as well as the provision of molds and bottle production services for various customers in China.

The following table summarizes the results of operations of China Bottles for the period from January 1, 2008 to October 29, 2008 and for the period from August 31, 2007 to December 31, 2007 (in thousands):

	January 1, 2008 to October 29, 2008	August 31, to December 31, 2007
Revenues	$49,213	$22,502
Gross profit	$33,894	$6,568
Net income	$8,875	$3,744

NOTE 4—Acquisitions

Pilpol Acquisition

On June 15, 2007 (as amended on August 15, 2007), the Company, through its wholly-owned subsidiary Fine Lake, acquired 100% of the outstanding equity of Pilpol. Pilpol owns and operates Nanning, a PRC bottled water production company located in Nanning, southern PRC. The purchase price for Pilpol was $5,332,522 in cash, as well as 1,523,578 shares of the Company’s common stock valued at $12,188,624. Initially, the shares were to be issued upon the registration of the Company’s Common Stock underlying the Company’s Series A Convertible Preferred Stock (Note 8). On August 15, 2007, the parties agreed to fix the number of shares of common stock to be issued at a future date to 1,523,578 shares of common stock.

While these subscriptions provide an obligation to issue 1,523,578 shares, they are classified as liabilities since a fixed monetary amount is known at inception. At the date the number of shares became fixed, the liability was reclassified to equity. As of December 31, 2007 and October 29, 2008, the share consideration had not yet been issued. Accordingly, the Company has recorded the fixed monetary amount of $12.2 million within stockholders equity at December 31, 2007 and October 29, 2008 as common stock to be issued.

The results of Pilpol’s operations have been included in the consolidated financial statements since the date of the acquisition.

ShenYang Aixin Acquisition and Disposition

In August 2007, Pilpol entered into a stock purchase agreement with Haoyang Bian, pursuant to which Mr. Bian agreed to sell to Pilpol 67% of the equity interests of ShenYang Aixin Company Limited, a company formed in accordance with the laws of the PRC (“ShenYang Aixin”). In September 2007, Shenyang

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

Yuchinchuan Economic and Trade Limited, a company formed in accordance with the laws of the PRC (“Yuchinchuan”), became the sole equity holder of ShenYang Aixin. At such time, Mr. Bian owned 90% of the equity of Yuchinchuan. In October 2007, ShenYang Aixin was converted into a Sino-foreign equity joint venture company and Pilpol and Yuchinchuan entered into a cooperative joint venture agreement (the “CJV Agreement”). In December 2007, Pilpol, Mr. Bian and Yuchinchuan entered into an amendment to the stock purchase agreement to, among other things, memorialize the foregoing and to confirm the sale by Yuchinchuan to Pilpol of 67% of the equity interests of ShenYang Aixin. The results of operations of ShenYang Aixin have been included in the consolidated financial statements since the acquisition date.

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

As a result the net operating results and cash flows of ShenYang Aixin have been reported as “discontinued operations” in the accompanying consolidated financial statements.

Revenues from discontinued operations were approximately $10,776,000 and $1,074,000 for the period from January 1, 2008 to October 28, 2008 and for the period from August 24, 2007 (acquisition date) to December 31, 2007, respectively. Net income from discontinued operations was approximately $1,208,000 and $610,000 for the period from January 1, 2008 to October 28, 2008 and for the period from August 24, 2007 (acquisition date) to December 31, 2007, respectively.

Grand Canyon Acquisition

Effective June 12, 2008, the Company and Mr. Li Sui Poon (“Mr. Li”) , a Hong Kong resident, entered into an amended and restated Share Purchase Agreement (“Amendment”) primarily amending the provisions of the original agreement relating to the transaction structure for the acquisition of a majority interest in Grand Canyon. In connection with the Amendment, Mr. Li transferred his 100% ownership interest in Prosper Focus to Favor Start, a company incorporated in the British Virgin Islands and 100% owned by Mr. Li. As a result of the transfer, Favor Start became the 100% owner of Prosper Focus which in turn owns a 67% equity interest in Grand Canyon, a Sino-foreign equity joint venture company formed in accordance with the laws of the PRC.

Under the terms of the Amendment, the Company purchased from Mr. Li 100% of the issued and outstanding equity interests in Favor Start thereby becoming the indirect 100% owner of Prosper Focus and the indirect 67% owner of Grand Canyon effective as of June 12, 2008.

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

The following unaudited pro forma financial information for the period from January 1, 2008 to October 29, 2008 and for the year ended December 31, 2007, gives effect to the above acquisitions as if they had occurred at the beginning of each respective period (excluding the acquisition of ShenYang Aixin, as it is being presented as discontinued operations as noted above):

	Historical Combined	Pro-forma Adjustment— Grand Canyon	Prof-forma Adjustment—Pilpol	Pro-forma
January 1, 2008 to October 29, 2008
Revenue	$9,757	$11,328	—	$21,085
Net (loss) income	$(121,000)	$1,188	—	$(119,812)
Basic and diluted (loss) income per share	$(1.28)	$0.01	—	$(1.27)

Year ended December 31, 2007
Revenue	$53,332	$18,990	$5,931	$78,253
Net (loss) income	$(36,522)	$2,634	$1,734	$(32,154)
Basic and diluted (loss) income per share	$(0.47)	$0.03	$0.02	$(0.42)

NOTE 5—Income Taxes Payable

Corporate Income Taxes (“CIT”)

It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the U.S. Accordingly, no U.S. corporate income taxes are provided in these consolidated financial statements.

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI through Gain Dynasty Investments Ltd. and Fine Lake International Ltd. are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

No Hong Kong corporate income tax has been provided in the consolidated financial statements, as the Company did not have any assessable profits for the Hong Kong companies (Olympic Forward Trading Co Ltd and Pilpol (HK) Biological Ltd).

All of our PRC subsidiaries are entitled to a tax exemption through the end of 2007. The Company began recognizing income tax expense, if any, for those PRC subsidiaries in 2008. The Company’s PRC subsidiaries qualify as wholly-owned foreign enterprises (“WOFEs”), and as such enjoy a 100% tax exemption (“Tax Holiday”) for the first two years after the first year of achieving profitability and a 50% tax exemption for the following three years.

A reconciliation of tax at the United States federal statutory rate to the effective income tax rate applied to the pre-tax loss from continuing operations recorded in the financial statements is as follows:

	January 1 to October 29, 2008	Year ended December 31, 2007
US federal statutory rate	34.0%	34.0%
Foreign tax rate difference	-1.0%	-1.0%
Effect of Tax Holiday/exemption	-33.0%	-33.0%

	—%	—%

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

Beginning January 1, 2008, a new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate previously applicable to both DES and FIEs.

NOTE 6—Related Party Transactions

During the year ended December 31, 2007, the Company entered into related party transactions with two entities with whom Mr. Xu Hong Bin, the Company’s President and Director, held a direct and indirect role as the entities’ legal representative for local registration purposes. During the year ended December 31, 2007, the Company received $144,000 from one of these entities to hold as a good faith deposit in connection with the entity’s pursuit of a specified business acquisition. Subsequent to December 31, 2007, this was abandoned and the Company repaid the amount to this related party.

During the year ended December 31, 2007, the Company paid $5,283,000 to a second entity for purchases of materials to be used in the Company’s water bottle production activities. The Company subsequently determined that the materials were of inferior quality and returned them to the entity.

During the fourth quarter of 2007, $7,172,000 that the Company owed to certain of its Directors was transferred to equity as contributions. No shares of the Company’s stock were issued in connection with these contributions.

The Company has informally agreed with China Bottles to provide working capital support in the form of notes payable by China Bottles to the Company. The notes yield interest to the Company at an annual interest rate equal to the market rate, mature six months after August 31, 2007 and are payable upon demand before maturity. The Hong Kong one-month risk-free market rate was approximately 3.5%; financial institutions typically charge 2-3% in addition to the base market rate. Accordingly, the interest rate was set at 6%. The Company made net advances to China Bottles of $3,414,000 during the year ended December 31, 2007.

NOTE 7—Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2011. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options.

Rental expense incurred for noncancellable operating leases was $498,000 and $597,000, for the period January 1, 2008 to October 29, 2008 and for the year ended December 31, 2007, during respectively.

At October 29, 2008, future minimum lease payments under operating leases are as follows (in thousands):

Year ending December 31,
2008	$339
2009	288
2010	133
2011	86
2012	—

Total future minimum lease payments	$846

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

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

Litigation

On May 21, 2010 an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against Heckmann Corporation and various of its directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of United States federal securities laws in connection with the Heckmann Corporation’s acquisition of the Company in October 2008. On October 8, 2010, the court-appointed lead plaintiff filed an Amended Class Action Complaint that adds the Company as a defendant. Heckmann Corporation has filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. Heckmann Corporation is waiting on the ruling on the motion to dismiss the Amended Class Action Complaint.

NOTE 8—Preferred Stock and Share Sale

On May 31, 2007, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain investors (“the Investors”) and issued 4,477,612 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”) (the “Share Sale”). Gross proceeds to the Company were $30,000,000. Each share of Preferred Stock was convertible into five shares of the Company’s Common Stock and entitled the holder to the same voting rights as holders of the Company’s Common Stock on an as converted basis. The Company received $26,358,000, net of offering costs of the Share Sale. On July 11, 2007, all 4,477,612 shares of Preferred Stock were converted into 22,388,060 shares of the Company’s Common Stock.

In connection with the Share Sale, the Investors, the Company, Mr. Xu Hong Bin, a major shareholder of the Company, the Pinnacle Fund, as agent, and Loeb & Loeb LLP , as escrow agent, entered into a Make Good Escrow Agreement (the “Make Good Escrow Agreement”) , whereby Mr. Xu Hong Bin has agreed to transfer 11,194,030 and 11,194,030 shares of the Company’s common stock owned by him to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for the years ended December 31, 2007 and 2008, respectively. The performance target for the Company’s fiscal year ended December 31, 2007 is the achievement of after-tax net income of at least $19,000,000. The performance target for the Company’s fiscal year ended December 31, 2008 is the achievement of after-tax net income of at least $30,000,000 and earnings per share of at least $0.30. The Company has achieved the target for the year ended December 31, 2007.

The agreement to release the shares from escrow upon the achievement of the 2007 after-tax net income target was presumed to be a separate compensatory arrangement between the Company and Mr. Xu Hong Bin. Accordingly, the fair value of the shares at the time they were placed into escrow ($56 million or $5.00 per share) was charged to income as stock-based compensation expense when the shares were released from escrow during the year ended December 31, 2007. Through October 30, 2008, the Company has accrued an additional $46,642,000 as stock based compensation related to this compensatory arrangement.

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

In connection with the Share Sale, certain of the Company’s shareholders have entered into Lock-Up Agreements by which each of them agreed not to transfer any of the Company’s Common Stock owned by them until the first year anniversary of the effective date of the initial registration statement filed by the Company with respect to the resale of the shares of common stock underlying the shares of Preferred Stock purchased by the Investors in the Share Sale.

In connection with the Share Sale, the Company, Mr. Xu Hong Bin, Mr. Chen Xing Hua and the Pinnacle Fund, as agent, entered into a Stock Pledge Agreement pursuant to which Mr. Xu Hong Bin and Mr. Chen Xing Hua each agreed to transfer to the Investors, on a pro rata basis, upon the demand on the Investors, 11,194,030 shares of common stock owned by such shareholders in the event that the Company did not timely file a Certificate of Amendment with the State of Nevada amending the Articles of Incorporation of the Company to increase the authorized shares of the Company’s Common Stock from 70,000,000 to not less than 150,000,000. On May 30, 2007, the Company’s Board of Directors and stockholders approved the increase in the authorized number of shares of common stock from 70,000,000 to 150,000,000 and on July 10, 2007, the Company filed the necessary amendment with the State of Nevada.

Common Stock Warrants

In conjunction with the Securities Purchase Agreement the Company issued 2,238,806 common stock warrants to the transactions placement agents to purchase a total of 2,238,806 shares of the Company’s Common Stock. The warrants, have an exercise price of $1.61 per share, are exercisable immediately and expire on August 22, 2012.

Statutory Surplus Reserve

In accordance with the PRC Company Law and the Company’s Articles of Incorporation, the Company is required to appropriate 10% of its profit after tax as reported in its PRC statutory financial statements to a statutory surplus reserve.

Appropriations to the statutory surplus reserve may cease to apply if the balance of the statutory surplus reserve has reached an amount equal to 50% of the Company’s registered capital. Surplus reserves can be used to offset prior year accumulated losses, to expand the Company’s operations or for conversion into share capital. The Company may, upon the approval by a resolution at the Annual General Meeting, convert its surplus reserve into share capital and issue new shares to existing shareholders in proportion to their original shareholdings to increase the nominal value of each share. When converting the Company’s statutory surplus reserves into share capital, the amount of such reserves remaining unconverted must not be less than 25% of the registered capital.

At October 29, 2008 and December 31, 2007, $3,346,000 of the Company’s additional paid-in capital or retained earnings (if one has a negative balance) is attributable to this reserve requirement. The Company does not plan to distribute earnings or declare dividends in the near future. However, if the Company determines future distributions are appropriate, such distributions will be subject to this reserve requirement.

NOTE 9—Convertible Notes Payable

On January 24, 2008, the Company entered into a Securities Purchase Agreement (the “2008 Securities Purchase Agreement”), with certain investors, for the purchase and sale of 5% secured convertible notes (the “Notes”) in the aggregate amount of $50,000,000 (the “Purchase Price”). The Company received proceeds of $46 million ($50 million, net of financing costs). The Notes are secured by all of the capital stock owned by the

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008 and the year ended December 31, 2007

Company in each of its subsidiaries (other than its subsidiaries located in the People’s Republic of China) and China Bottles.

The Notes are due three years from their issue date (the “Maturity Date”), and are convertible into shares of the Company’s Common Stock at a conversion price equal to the greater of (a) $3.00, which prices are subject to adjustment pursuant to customary anti-dilution provisions and Volume-Weighted Average Price adjustments, as described in the Notes, or (b) $4.25. The Company is to pay interest on the unconverted and then outstanding principal amount of the Notes at the rate of 5% per annum, payable quarterly in arrears, beginning on March 31, 2008, and on each date that principal is being converted into shares (as to the principal amount being converted) and on the Maturity Date.

The Company recognized the advantageous value of conversion rights attached to the convertible debt. Such rights give the debt holder the ability to convert debt into shares of common stock at a price per share that is less than the fair market value (quoted market price) of the common stock on the commitment date. This represents an embedded beneficial conversion feature which is to be valued separately upon issuance of the debt. The beneficial value was calculated based on the intrinsic value (the fair market value of the stock at the commitment date of $17.25 in excess of the conversion rate of $4.25) of the feature and was recorded as a discount to the related debt and an addition to additional paid-in-capital.

In this instance, the intrinsic value of the beneficial conversion feature was greater than the proceeds allocated to the convertible debt, which was $44 million. The amount of the discount assigned to the beneficial conversion feature was limited to the amount of proceeds allocated to the convertible debt. The discount is subsequently being amortized to interest expense over the remaining outstanding period of the related debt, which matures in January 2010 using the effective interest method.

Under the 2008 Securities Purchase Agreement, the Company was to pay interest on the unconverted and then outstanding principal amount of the Notes at the rate of 5% per annum, payable quarterly in arrears, beginning on June 30, 2008, and on each date that principal is being converted into shares (as to the principal amount being converted) and on the Maturity Date.

As security for its obligations under the Notes, upon the closing of the Notes the Company pledged all of the outstanding equity of Gain Dynasty Investments Limited (“Gain Dynasty”) and Fine Lake to Goldman Sachs International, as collateral and security agent for the holders of the Notes (the “Collateral and Security Agent”). In addition, as security for the Notes, Gain Dynasty pledged all of the outstanding equity of Olympic Forward Trading Company Limited, its Hong Kong subsidiary (“Olympic”) to the Collateral and Security Agent and Fine Lake pledged all of the outstanding equity of Pilpol to the Collateral and Security Agent.

On March 31, 2008, the Company and the Collateral and Security Agent entered into (i) a Deed of Amendment amending the 2008 Securities Purchase Agreement by and between the Company and the Collateral and Security Agent such that at all times no more than 65% of the shares held by the Company in Gain Dynasty shall be charged in favor of the Collateral and Security Agent and (ii) a Deed of Amendment amending the 2008 Securities Purchase Agreement by and between the Company and the Collateral and Security Agent such that at all times no more than 65% of the shares held by the Company in Fine Lake shall be charged in favor of Collateral and Security Agent. As consideration for this reduction in collateral, the Company executed Amendments to each of the outstanding Notes to increase the interest rate payable with respect to the Notes from 5% per annum to 7% per annum.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.2	Amended and Restated Agreement for Share Exchange, dated May 11, 2007, by and among Ugods, Inc. (predecessor of China Water and Drinks, Inc.), Gain Dynasty Investments Limited and the shareholders of Gain Dynasty Investments Limited (incorporated herein by reference to Exhibit 2.2 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.3	Stock Purchase Agreement, dated June 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Exhibit 2.3 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.3A	Amendment No. 1 to Stock Purchase Agreement, dated August 15, 2007, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Exhibit 2.3A to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.3B	Amendment No. 2 to Stock Purchase Agreement, dated July 16, 2008, by and among China Water and Drinks, Inc., Fine Lake International Limited, Peter Ng and Connie Leung, relating to the acquisition of Pilpol (HK) Biological Limited (incorporated herein by reference to Exhibit 2.3B to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.4	Stock Purchase Agreement, dated August 24, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Exhibit 2.4 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.4A	Amendment No. 1 to Stock Purchase Agreement, dated December 13, 2007, by and among China Water and Drinks, Inc., Pilpol (HK) Biological Limited and Haoyang Bian, relating to the acquisition of Shenyang Aixin Industry Company Ltd. (incorporated herein by reference to Exhibit 2.4A to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.5	Amended and Restated Share Purchase Agreement, dated June 12, 2008, by and between China Water and Drinks, Inc. and Li Sui Poon, relating to the acquisition of the parent company of Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (incorporated herein by reference to Exhibit 2.5 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

Exhibit Number	Description
2.6	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Yu Waiman, relating to the acquisition of the parent company of Changsha Rongtai Co., Ltd. (incorporated herein by reference to Exhibit 2.6 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

2.7	Share Purchase Agreement, dated October 22, 2008, by and between Gain Dynasty Investments Ltd. and Leung Yu, relating to the acquisition of the parent company of Beijing Changsheng Taoda Co., Ltd. (incorporated herein by reference to Exhibit 2.7 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

10.1	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Heckmann Corporation and Heckmann Acquisition, LLC (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.3	Form of Investment Management Trust Agreement, by and between American Stock Transfer & Trust Company, as trustee, and Heckmann Corporation (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

10.4	Promissory Note, dated June 4, 2007, by and between Richard J. Heckmann and Heckmann Corporation (incorporated herein by reference to Exhibit 10.4 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.5	Letter Agreement, dated October 3, 2007, by and between Heckmann Acquisition, LLC and Heckmann Corporation (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

Exhibit Number	Description
10.6	Letter Agreement, dated October 3, 2007, by and between Richard J. Heckmann and Heckmann Corporation (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.7	Letter Agreement, dated October 3, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.8	Letter Agreement, dated October 3, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.9	Letter Agreement, dated October 3, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.10	Form of Securities Escrow Agreement, by and between American Stock Transfer & Trust Company, as escrow agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

10.11	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.12	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.13	Amended and Restated Subscription Agreement, dated October 3, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.14	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Heckmann Acquisition, LLC and Heckmann Corporation (incorporated herein by reference to Exhibit 10.14 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.15	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Lou Holtz and Heckmann Corporation (incorporated herein by reference to Exhibit 10.15 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.16	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Alfred E. Osborne, Jr. and Heckmann Corporation (incorporated herein by reference to Exhibit 10.16 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.17	Initial Unit Subscription Agreement, dated June 21, 2007, by and between Dan Quayle and Heckmann Corporation (incorporated herein by reference to Exhibit 10.17 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

10.19	Majority Stockholder Consent Agreement, dated May 19, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19A	Amendment No. 1 to Majority Stockholder Consent Agreement, dated September 19, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

Exhibit Number	Description
10.19B	Amendment No. 2 to Majority Stockholder Consent Agreement, dated September 26, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19C	Amendment No. 3 to Majority Stockholder Consent Agreement, dated October 30, 2008, by and among Heckmann Corporation, Xu Hong Bin and Kotex Development Limited (incorporated herein by reference to Exhibit 10.19C to Heckmann Corporation’s Current Repot on Form 8-K filed November 5, 2008)

10.20	Majority Stockholder Written Consent Agreement, dated May 19, 2008, by and between Heckmann Corporation and Chen Xing Hua (included in Annex C to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.20A	Amendment No. 1 to Majority Stockholder Consent Agreement, dated September 26, 2008, by and between Heckmann Corporation and Chen Xing Hua (included in Annex C to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.21	Undertaking Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex D to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.21A	Amendment No. 1 to Undertaking Agreement, dated September 26, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex D to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.22	Conversion Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex F to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.23	Release Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex E to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.24	Executive Employment Agreement, dated October 30, 2008, by and between China Water and Drinks, Inc. and Xu Hong Bin (incorporated herein by reference to Exhibit 10.24 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)**

10.25	$15 Million Bonus Plan (incorporated herein by reference to Exhibit 10.25 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)**

10.26	Executive Employment Agreement, dated November 15, 2008, by and between Heckmann Corporation and Donald G. Ezzell (incorporated herein by reference to Exhibit 10.26 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

10.27	Executive Employment Agreement, dated November 15, 2008, by and between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.27 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

10.28	Executive Employment Agreement, dated November 15, 2008, by and between China Water and Drinks, Inc. and Jack Guo (incorporated herein by reference to Exhibit 10.28 to Heckmann Corporation’s Current Report on Form 8-K filed December 12, 2008)**

Exhibit Number	Description
10.29	Executive Employment Agreement, dated January 12, 2009, by and between Heckmann Corporation and J. John Cheng (incorporated herein by reference to Exhibit 10.29 to Heckmann Corporation’s Current Report on Form 8-K filed January 16, 2009)**

10.35	Escrow Resolution and Transition Agreement, dated March 13, 2009, by and among Heckmann Corporation, Xu Hong Bin and Kotex Development Limited (incorporated herein by reference to Exhibit 10.35 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

10.36	Contract, dated March 11, 2009, by and between Coca-Cola Bottlers Manufacturing (Dongguan) Co. Ltd. and China Water and Drinks, Inc.† (incorporated herein by reference to Exhibit 10.36 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

10.38†	Agreement for Firm Disposal of Saltwater between Charis Partners LLC and Exco Production Company, L.P., dated September 3, 2008 (incorporated herein by reference to Exhibit 10.38 to Heckmann Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009, filed January 6, 2010)

10.39†	Agreement for Firm Disposal of Saltwater between Charis Partners, LLC and El Paso E&P Company, L.P., dated July 8, 2008. (incorporated by reference to Exhibit 10.39 to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 9, 2009)

10.40†	Agreement for Firm Disposal of Saltwater between Heckmann Water Resources Corporation and Encana Oil & Gas (USA) Inc., dated September 21, 2009 (incorporated by reference to Exhibit 10.40 to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 9, 2009)

10.41	Form of Salt Water Disposal Agreement (incorporated by reference to Exhibit 10.41 to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 9, 2009)

10.42†	First Supplemental and Amended Agreement for Firm Disposal of Saltwater between Heckmann Water Resources Corporation and Exco Production Company, L.P., executed February 26 2010, effective January 25, 2010. (incorporated herein by reference to Exhibit 10.42 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed March 11, 2010)

10.43†	Limited Liability Company Agreement of Energy Transfer Water Solutions JV, LLC by and between ETC Water Solutions, LLC and HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.42 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.44†	Operations and Reimbursement Agreement by and between HEK Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.43 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.45†	Operations and Reimbursement Agreement by and between ETC Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.44 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.46	Guaranty Agreement, by Energy Transfer Partners, LP in favor of HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.45 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.47	Guaranty Agreement, by Heckmann Corporation in favor of ETC Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.46 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

Exhibit Number	Description
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

21.1	Subsidiaries of Heckmann Corporation (incorporated herein by reference to Exhibit 21.1 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed March 11, 2010)

23.1	Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Management or compensatory plan or agreement.

†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.