Form 10-Q/A
period 2010-06-30
Heckmann CORP
filed 2011-03-14
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The Registrant is filing this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (“Form 10-Q/A”) to address comments from the staff of the Securities and Exchange Commission (the “Staff”) in connection with the Staff’s regular periodic review of the Company’s filings. As a result of comments received from the Staff, the Registrant re-evaluated its accounting for the contingent consideration agreement, which was entered into as part of its July 1, 2009 acquisition and is restating its consolidated financial statements for the fiscal period ended June 30, 2010 to make the following changes: (i) restate the consolidated financial statements; (ii) revise the Results of Operations sections in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) revise Note 1, Note 4, Note 6, Note 10 and Note 11 to the unaudited interim consolidated financial statements.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-25, the Registrant has also amended the Form 10-Q to provide currently-dated certifications from the Registrant’s chief executive officer and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-Q, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-Q which was not impacted by these restatements.

This Amendment No. 1 should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the previously filed Form 10-Q filing, including any amendments to those filings.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
	(Restated, Note 1)
Assets
Current assets:
Cash and cash equivalents	$118,854	$136,050
Certificates of deposit	10,513	10,513
Marketable securities	54,925	16,020
Accounts receivable, net	7,392	5,873
Inventories, net	2,402	2,896
Prepaid expenses and other receivables	1,979	4,461
Refundable income tax	2,844	—
Other current assets	281	278

Total current assets	199,190	176,091
Property, plant and equipment, net	56,466	53,520
Marketable securities	50,245	86,638
Equity investments	7,232	11,229
Intangible assets, net	22,703	23,507
Goodwill	13,598	13,598
Other	448	406

Total assets	$349,882	$364,989

Liabilities and equity
Current liabilities:
Accounts payable	$20,270	$19,501
Deferred revenue	522	946
Accrued expenses	17,911	17,675
Current portion of long term debt	1,850	1,398
Due to related parties	503	1,472
Deferred income taxes	—	178

Total current liabilities	41,056	41,170
Acquisition consideration payable	1,910	1,910
Long-term debt, net of current portion	—	439
Other long term liabilities	8,218	8,327
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 125,432,075 shares issued and 108,899,985 shares outstanding at June 30, 2010 and 125,282,740 shares issued and 108,750,650 shares outstanding at December 31, 2009	124	124
Additional paid-in capital	738,693	738,190
Purchased warrants	(5,533)	(4,810)
Treasury stock	(14,000)	(14,000)
Accumulated other comprehensive income	167	643
Accumulated deficit	(422,233)	(409,166)

Total equity of Heckmann Corporation	297,218	310,981
Noncontrolling interest	1,480	2,162

Total equity	298,698	313,143

Total liabilities and equity	$349,882	$364,989

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Restated, Note 1)		(Restated, Note 1)
Revenue	$11,626	$8,277	$20,231	$16,080
Cost of goods sold	8,647	6,236	15,469	11,427

Gross profit	2,979	2,041	4,762	4,653
Operating expenses:
Selling and marketing	797	1,020	1,306	1,427
General and administrative	4,717	5,534	7,523	10,924
Pipeline start-up and commissioning (Note 2)	13,005	—	13,005	—
Goodwill impairment (Note 2)	—	—	—	184,000

Total operating expenses	18,519	6,554	21,834	196,351

Loss from operations	(15,540)	(4,513)	(17,072)	(191,698)
Interest income, net	532	972	1,098	2,185
Income (loss) from equity method investment	(4,098)	364	(4,048)	335
Other, net	3,926	75	4,257	281

Loss before income taxes	(15,180)	(3,102)	(15,765)	(188,897)
Income tax benefit (expense)	2,580	(52)	2,722	(420)

Net loss	(12,600)	(3,154)	(13,043)	(189,317)
Net income attributable to the noncontrolling interest	(61)	(18)	(24)	(155)

Net loss attributable to common stockholders	$(12,661)	$(3,172)	$(13,067)	$(189,472)

Net loss per common share attributable to the Company’s common stockholders
Basic and diluted	$(0.12)	$(0.03)	$(0.12)	$(1.72)

Weighted average shares outstanding :
Basic and diluted	108,873,868	110,223,277	108,944,922	110,149,587

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Restated, Note 1)		(Restated, Note 1)
Net loss attributable to common stockholders	$(12,661)	$(3,172)	$(13,067)	$(189,472)
Add back: net income attributable to the noncontrolling interest	61	18	24	155

Net loss	(12,600)	(3,154)	(13,043)	(189,317)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(51)	—	(84)	71
Reclassification of net gains from sales of available-for-sale securities included in earnings	—	—	(311)	—
Unrealized gain (loss) on available-for-sale securities	(165)	547	(81)	156

Total other comprehensive income (loss), net of tax	(216)	547	(476)	227

Comprehensive loss, net of tax	(12,816)	(2,607)	(13,519)	(189,090)
Net income attributable to the noncontrolling interest	(61)	(18)	(24)	(155)

Comprehensive loss attributable to the Company	$(12,877)	$(2,625)	$(13,543)	$(189,245)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
	(Restated, Note 1)
Operating activities
Net loss	$(13,043)	$(189,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,032	783
Amortization	812	2,138
Bad debt expense	194	2,000
Goodwill impairment (Note 2)	—	184,000
Stock-based compensation	437	1,684
Loss (gain) from equity method investment (Note 5)	4,048	(335)
Loss on Harbin rescission (Note 9)	1,576	—
Loss on disposal of property plant and equipment	708	—
Change in fair value of contingent consideration	(3,962)	—
Other	486	80
Changes in operating assets and liabilities, net of Harbin rescission (2010) and purchase price adjustments (2009):
Accounts receivable	(3,055)	(5,247)
Inventories	22	(4,515)
Prepaid expenses and other receivables	2,229	1,031
Refundable income tax	(2,743)	—
Accounts payable and accrued expenses	11,341	(1,814)
Deferred revenue	(844)	(179)
Deposits	(5)	20
Other assets	(855)	(120)
Due to related party	(74)	—
VAT and income taxes payable	34	787

Net cash used in operating activities	(662)	(9,004)

Investing activities
Purchases of available-for-sale securities	(71,048)	(97,516)
Proceeds from sale and maturity of available-for-sale securities	67,429	54,744
Cash paid for equity investments	—	(6,801)
Restricted cash, for equipment purchase	—	(2,000)
Payments made in connection with Harbin acquisition	—	(1,193)
Purchases of property and equipment	(13,248)	(4,593)
Investment in joint venture	(50)	—
Cash receipts from sale of assets held for sale	—	289

Net cash used in investing activities	(16,917)	(57,070)

Financing activities
Payment on long-term debt agreements	(1,603)	(132)
Borrowings under revolving credit facility	2,486	—
Cash proceeds from exercise of warrants	66	—
Proceeds from notes payable	98	—
Cash paid to repurchase warrants	(723)	(4,405)
Cash paid to purchase treasury stock	—	(14,000)

Net cash provided by (used in) financing activities	324	(18,537)

Net decrease in cash and cash equivalents	(17,255)	(84,611)
Effect of change in foreign currency exchange rate on cash and cash equivalents	59	31
Cash and cash equivalents at beginning of period	136,050	281,683

Cash and cash equivalents at end of period	$118,854	$197,103

The accompanying notes are an integral part of these consolidated financial statements

Heckmann Corporation

Consolidated Statements of Equity

Six months ended June 30, 2010

(Unaudited)

(In thousands, except share data)

		Heckmann Corporation Shareholders
	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated other Comprehensive Income	Noncontrolling Interest
		Shares	Amount		Shares	Amount	Warrants	Amount
	(Restated, Note 1)			(Restated, Note 1)					(Restated, Note 1)
Balance at January 1, 2010	$313,143	125,282,740	$124	$738,190	13,032,098	$(14,000)	6,572,096	$(4,810)	$(409,166)	$643	$2,162
Stock based compensation (Note 7)	437	138,335		437
Exercise of warrants for cash	66	11,000		66
Purchase of warrants for cash	(723)						1,543,000	(723)
Divestiture of Harbin (Note 9)	(706)										(706)
Comprehensive loss:
Net loss	(13,043)								(13,067)		24
Other comprehensive loss, net of tax:
Reclassification of net gains from sales of available-for-sale securities included in earnings	(311)									(311)
Unrealized gain on available for sale securities	(81)									(81)
Foreign currency translation loss	(84)									(84)

Other comprehensive loss	(476)

Comprehensive loss	(13,519)

Balance at June 30, 2010	$298,698	125,432,075	$124	$738,693	13,032,098	$(14,000)	8,115,096	$(5,533)	$(422,233)	$167	$1,480

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

Subsequent to the issuance of the June 30, 2010 consolidated interim financial statements, the Company determined that it had incorrectly reported the contingent consideration agreement entered into as part of its July 1, 2009 acquisition as equity as opposed to a liability. As a result, the Company amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K/A”). The adjustments identified in connection with the reclassification of the contingent consideration from equity to a liability resulted in a decrease in additional paid-in capital of $7,887 and the recognition of a liability of $7,887 as of December 31, 2009. Of this liability, approximately $4.2 million was classified as a current liability as it relates to the profitability target for 2010. Approximately $3.7 million relates to the profitability target for 2011 and was therefore classified as a long term liability.

As part of the Company’s re-evaluation of the accounting for the contingent consideration agreement, the Company considered the changes in the fair value of the contingent consideration obligation at each reporting date subsequent to the acquisition based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Accretion expense related to the increase in the net present value of the contingent liability is included in interest expense for the period. As a result of the significant costs incurred during the quarter ended June 30, 2010 for pipeline start-up, commissioning, and pipeline integrity testing as discussed in Note 2 below, management determined that the contingent consideration obligation related to the profitability target for 2010 would not be met.

The June 30, 2010 consolidated interim financial statements have been restated to reclassify the fair value of the contingent consideration from additional paid-in capital to a liability. In addition, due to the change in the fair value of the contingent consideration related to the profitability targets discussed above and the accretion of interest expense during the periods, the restatement resulted in a decrease in net loss of $4.1 million, and a decrease in basic and diluted net loss per share of $0.03 for the three months ended June 30, 2010. Net loss and basic and diluted net loss per share for the six months ended June 30, 2010 decreased by $4.0 million and $0.04, respectively. Refer to Note 11 for the effects of the restatement on each financial statement line item.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2009 Annual Report on Form 10-K/A.

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

		Fair Value Measurements at June 30, 2010 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,513	$10,513	$—	$—
U.S. Government Agencies	52,731	52,731	—	—
Corporate Notes	51,404	51,404	—	—
U.S. Government Securities	1,035	1,035	—	—

Total	$115,683	$115,683	$—	$—

Liabilities:
Contingent consideration (restated, Note 1)	$3,655	$—	$—	$3,655

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

Note 6 — Income Taxes

The difference between the actual income tax (benefit) expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income for the three and six months ended June 30, 2010 and 2009 is summarized below:

	Three Months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
	(restated, Note 1)		(restated, Note 1)
United States federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	(1.2)	(5.7)	(1.2)	(5.7)
Foreign tax rate difference	4.1	19.6	3.8	0.4
Effect of tax holiday	2.6	(9.5)	2.6	(0.1)
Valuation allowance	13.8	36.7	13.8	0.6
Change in fair value of contingent consideration	(3.6)	—	(3.5)	—
Goodwill impairment	—	—	—	40.0
Other	2.3	(4.4)	2.2	—

Effective income tax rate	(17.0)%	1.7%	(17.3)%	0.2%

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

The tables below summarize information about reported segments (in thousands):

	China Water	HWR	Corporate	Total
Three Months Ended June 30, 2010
Sales	$9,153	$2,473	$—	$11,626
Gross profit	2,269	710	—	2,979
Loss before income taxes (restated, Note 1)	(5,819)	(8,745)	(616)	(15,180)
Additions to fixed assets	237	2,697	—	2,934

Three Months Ended June 30, 2009
Sales	8,277	—	—	8,277
Gross profit	2,041	—	—	2,041
Loss before income taxes	(1,326)	—	(1,776)	(3,102)
Additions to fixed assets	1,101	—	—	1,101

Six Months Ended June 30, 2010
Sales	15,663	4,568	—	20,231
Gross profit	3,607	1,155	—	4,762
Loss before income taxes (restated, Note 1)	(6,250)	(8,874)	(641)	(15,765)
Additions to fixed assets	654	7,121	—	7,775
Goodwill	6,341	7,257	—	13,598
Total assets	48,337	69,074	232,471	349,882

Six Months Ended June 30, 2009
Sales	16,080	—	—	16,080
Gross profit	4,653	—	—	4,653
Loss before income taxes	(187,342)	—	(1,555)	(188,897)
Additions to fixed assets	4,593	—	—	4,593

Year Ended December 31, 2009
Goodwill	6,341	7,257	—	13,598
Total assets	56,541	63,996	244,452	364,989

NOTE 11 - Restatement

As discussed in Note 1, the Company restated the consolidated interim financial statements as of and for the three and six months ended June 30, 2010. The effects of the correction discussed in Note 1 from amounts previously reported are as follows (in thousands):

Balance sheet (as of June 30, 2010):

	As previously reported	As restated
Other long term liabilities	$4,293	$8,218
Additional paid-in capital	746,580	738,693
Accumulated deficit	(426,195)	(422,233)
Total equity of Heckmann Corporation	301,143	297,218
Total equity	302,623	298,698

Statement of operations and comprehensive loss (for the three months ended June 30, 2010):

	As previously reported	As restated
Interest income, net	$624	$532
Other, net	(306)	3,926
Loss before income taxes	(19,320)	(15,180)
Net loss	(16,740)	(12,600)
Net loss attributable to common stockholders	(16,801)	(12,661)
Comprehensive loss, net of tax	(16,956)	(12,816)
Comprehensive loss attributable to the Company	(17,017)	(12,877)
Net loss per common share – basic and diluted	(0.15)	(0.12)

Statement of operations and comprehensive loss (for the six months ended June 30, 2010):

	As previously reported	As restated
Interest income, net	$1,368	$1,098
Other, net	25	4,257
Loss before income taxes	(19,727)	(15,765)
Net loss	(17,005)	(13,043)
Net loss attributable to common stockholders	(17,029)	(13,067)
Comprehensive loss, net of tax	(17,481)	(13,519)
Comprehensive loss attributable to the Company	(17,505)	(13,543)
Net loss per common share – basic and diluted	(0.16)	(0.12)

Statement of cash flows (for the six months ended June 30, 2010):

	As previously reported	As restated
Net loss	$(17,005)	$(13,043)
Change in fair value of contingent consideration	—	(3,962)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q/A, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), acquired October 30, 2008, and Heckmann Water Resources Corporation (“HWR”) established July 1, 2009, and Heckmann Water Solutions, LLC (HWS”) established February 4, 2010.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
	(Restated)
Revenue	$11,626	$8,277
Cost of goods sold	8,647	6,236

Gross profit	2,979	2,041
Operating expenses:
Selling and marketing expenses	797	1,020
General and administrative expenses	4,717	5,534
Pipeline start-up and commissioning	13,005	—

Total operating expenses	18,519	6,554

Loss from operations	(15,540)	(4,513)
Interest income, net	532	972
Income (loss) from equity method investment	(4,098)	364
Other, net	3,926	75

Loss before income taxes	(15,180)	(3,102)
Income tax benefit (expense)	2,580	(52)

Net loss	$(12,600)	$(3,154)

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

Interest Income, net

During the three months ended June 30, 2010, we recorded interest income, net of $0.5 million compared to $1.0 million for the three months ended June 30, 2009. The decrease was due to lower interest rates for invested funds and lower investment balances in the three months ended June 30, 2010 when compared to the same 2009 period.

Income (Loss) from Equity Method Investment

During the three months ended June 30, 2010, we recorded $4.1 million impairment expense from our 48% equity method investment in China Bottles (Note 5), compared to $0.4 million of equity income during the three months ended June 30, 2009.

Other Income (Expense), net

We recorded other income, net, of $3.9 million and other income, net, of $0.1 million for the three months ended June 30, 2010 and 2009, respectively. The increase was primarily due to the changes in fair value of contingent consideration associated with the performance basic earn-out related to the Charis acquisition. As a result of pipeline start-up and commissioning expenses incurred in the three months ended June 30, 2010, management determined that the earn-out obligation related to the profitability target for 2010 would not be met.

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

Net Loss

Our net loss for the three months ended June 30, 2010 was approximately $12.6 million compared to a net loss of $3.2 million for the three months ended June 30, 2009, as a result of the items mentioned above.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
	(Restated)
Revenue	$20,231	$16,080
Cost of goods sold	15,469	11,427

Gross profit	4,762	4,653
Operating expenses:
Selling and marketing expenses	1,306	1,427
General and administrative expenses	7,523	10,924
Goodwill impairment	—	184,000
Pipeline start-up and commissioning	13,005	—

Total operating expenses	21,834	196,351

Loss from operations	(17,072)	(191,698)
Interest income, net	1,098	2,185
Income (loss) from equity method investment	(4,048)	335
Other, net	4,257	281

Loss before income taxes	(15,765)	(188,897)
Income tax benefit (expense)	2,722	(420)

Net loss	$(13,043)	$(189,317)

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

Interest Income, net

During the six months ended June 30, 2010, we recorded interest income, net of $1.1 million compared to $2.2 million for the six months ended June 30, 2009. The decrease was due to lower interest rates for invested funds and lower investment balances in the six months ended June 30, 2010 when compared to the same 2009 period.

Income (Loss) from Equity Method Investment

During the six months ended June 30, 2010, we recorded $4.1 million impairment expense from our 48% equity method investment in China Bottles (Note 5), compared to $0.3 million of equity income during the six months ended June 30, 2009.

Other Income (Expense), net

We recorded other income of approximately $4.2 million in the six months ended June 30, 2010 compared to $0.3 million for the six months ended June 30, 2009. The increase was attributable to the changes in fair value of contingent consideration associated with the performance based earn-out related to the Charis acquisition. As a result of the pipeline start-up and commissioning expenses incurred in the six months ended June 30, 2010, management determined that the earn-out obligation related to the profitability target for 2010 would not be met.

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

Net Loss

Our net loss for the six months ended June 30, 2010 was approximately $13.0 million compared to a net loss of $189.3 million for the six months ended June 30, 2009. The change relates primarily to $184.0 million non-cash goodwill impairment charge recorded during the six months ended June 30, 2009 in addition to the other items mentioned above.

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

Fair Value Measurements - The Company is required to disclose assets and liabilities subject to fair value measurements within a specified fair value hierarchy. The fair value hierarchy gives the highest priority to fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to fair value measurements derived through the use of unobservable inputs (Level 3 measurements). Assets and liabilities are classified within the fair value hierarchy, in their entirety, based on the lowest level input that is significant to the related fair value measurement. Determining where a particular asset or liability should be disclosed within the hierarchy involves judgment regarding the significance of inputs relative to a fair value measurement and where such inputs lie within the hierarchy. Furthermore, assets and liabilities that are not actively traded may have little or no price transparency. As such, estimating the fair value of Level 3 assets and liabilities (such as contingent consideration obligations) involves the use of significant subjective assumptions and judgments. We often employ a discounted cash flow model to help us estimate the fair value of our Level 3 assets and liabilities. Inputs to the model that involve a significant degree of judgment include estimating the amounts and timing of expected cash flows and determining a suitable discount rate.

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

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

Date: March 14, 2011

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)