Form 10-Q/A
period 2010-09-30
Heckmann CORP
filed 2011-03-14
CIK 1403853

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

Explanatory Note

The Registrant is filing this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (“Form 10-Q/A”) to address comments from the staff of the Securities and Exchange Commission (the “Staff”) in connection with the Staff’s regular periodic review of the Company’s filings. As a result of comments received from the Staff, the Registrant re-evaluated its accounting for the contingent consideration agreement, which was entered into as part of its July 1. 2009 acquisition and is restating its consolidated financial statements for the fiscal period ended September 30, 2010 to make the following changes: (i) restate the consolidated financial statements; (ii) revise the Results of Operations sections in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) revise Note 1, Note 4, Note 6, Note 11 and Note 13 to the unaudited interim consolidated financial statements.

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
	(Unaudited)
	(restated, Note 1)
Assets
Current assets:
Cash and cash equivalents	$148,530	$136,050
Certificates of deposit	10,463	10,513
Marketable securities	55,944	16,020
Accounts receivable, net	7,232	5,873
Inventories, net	1,908	2,896
Prepaid expenses and other receivables	1,881	4,461
Refundable income tax	3,489	—
Other current assets	405	278

Total current assets	229,852	176,091
Property, plant and equipment, net	56,912	53,520
Marketable securities	9,705	86,638
Equity investments	7,383	11,229
Intangible assets, net	22,253	23,507
Goodwill	13,598	13,598
Other	211	406

Total assets	$339,914	$364,989

Liabilities and equity
Current liabilities:
Accounts payable	$15,750	$19,501
Deferred revenue	399	946
Accrued expenses	16,543	17,675
Current portion of long-term debt	939	1,398
Due to related parties	542	1,472
Deferred income taxes	—	178

Total current liabilities	34,173	41,170
Acquisition consideration payable	1,910	1,910
Long-term debt, net of current portion	—	439
Other long-term liabilities	8,097	8,327
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 125,432,075 shares issued and 108,899,985 shares outstanding at September 30, 2010 and 125,282,740 shares issued and 108,750,650 shares outstanding at December 31, 2009	124	124
Additional paid-in capital	738,839	738,190
Purchased warrants	(6,844)	(4,810)
Treasury stock	(14,000)	(14,000)
Accumulated other comprehensive income	254	643
Accumulated deficit	(424,138)	(409,166)

Total equity of Heckmann Corporation	294,235	310,981
Noncontrolling interest	1,499	2,162

Total equity	295,734	313,143

Total liabilities and equity	$339,914	$364,989

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(restated, Note 1)		(restated, Note 1)
Revenue	$11,112	$11,235	$31,343	$27,315
Cost of goods sold	8,619	8,988	24,088	20,415

Gross profit	2,493	2,247	7,255	6,900
Operating expenses:
Selling and marketing	910	791	2,216	2,218
General and administrative	3,671	26,753	11,194	37,677
Pipeline start-up and commissioning (Note 2)	590	—	13,595	—
Goodwill impairment (Note 2)	—	178,553	—	362,553
Impairment of property, plant and equipment (Note 2)	—	6,223	—	6,223

Total operating expenses	5,171	212,320	27,005	408,671

Loss from operations	(2,678)	(210,073)	(19,750)	(401,771)
Interest income, net	493	863	1,591	3,048
Income (loss) from equity method investment	(299)	(124)	(4,347)	211
Other, net	58	(688)	4,315	(407)

Loss before income taxes	(2,426)	(210,022)	(18,191)	(398,919)
Income tax benefit (expense)	540	(476)	3,262	(896)

Net loss	(1,886)	(210,498)	(14,929)	(399,815)
Net loss attributable to the noncontrolling interest	(19)	(61)	(43)	(216)

Net loss attributable to common stockholders	$(1,905)	$(210,559)	$(14,972)	$(400,031)

Net loss per common share attributable to the Company’s common stockholders
Basic and diluted	$(0.02)	$(1.93)	$(0.14)	$(3.64)

Weighted average shares outstanding:
Basic and diluted	108,899,985	109,275,628	108,842,048	109,852,879

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(restated, Note 1)		(restated, Note 1)
Net loss attributable to common stockholders	$(1,905)	$(210,559)	$(14,972)	$(400,031)
Add back: net loss attributable to the noncontrolling interest	19	61	43	216

Net loss	(1,886)	(210,498)	(14,929)	(399,815)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	12	38	(72)	109
Reclassification of net gains from sales of available-for-sale securities included in earnings	—	—	(311)	—
Unrealized gain (loss) on available-for-sale securities	75	334	(6)	490

Total other comprehensive income (loss), net of tax	87	372	(389)	599

Comprehensive loss, net of tax	(1,799)	(210,126)	(15,318)	(399,216)
Net income attributable to the noncontrolling interest	(19)	(61)	(43)	(216)

Comprehensive loss attributable to the Company	$(1,818)	$(210,187)	$(15,361)	$(399,432)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
	(restated, Note 1)
Operating activities
Net loss	$(14,929)	$(399,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,122	1,596
Amortization	1,260	2,344
Bad debt expense	270	9,000
Provision for obsolete inventory	—	800
Goodwill impairment (Note 2)	—	362,553
Stock-based compensation	583	1,756
Loss (gain) from equity method investment (Note 5)	4,347	(211)
Issuance of shares in connection with Settlement and Release Agreement (Note 8)	—	831
Loss on deconsolidation of Shen Yang (Note 9)	—	5,341
Impairment of property, plant and equipment (Note 2)	—	6,223
Restructuring costs	—	540
Loss on Harbin rescission (Note 10)	1,576	—
Change in fair value of contingent consideration	(3,867)	—
Loss on disposal of property plant and equipment	708	3,933
Other	396	165
Changes in operating assets and liabilities, net of Harbin rescission (2010) and purchase price adjustments (2009):
Accounts receivable	(2,910)	(7,795)
Inventories	546	(2,939)
Prepaid expenses and other receivables	2,250	(848)
Refundable income tax	(3,439)	—
Accounts payable and accrued expenses	5,632	6,320
Deferred revenue	(930)	345
Deposits	218	522
Other assets	(959)	(469)
Due to related party	(74)	—
VAT and income taxes payable	158	1,004

Net cash used in operating activities	(6,042)	(8,804)

Investing activities
Purchases of available-for-sale securities	(74,114)	(138,560)
Proceeds from sale and maturity of available-for-sale securities	110,212	75,703
Cash paid for equity investments	—	(6,801)
Restricted cash, for equipment purchase	—	(2,000)
Payments made in connection with Harbin acquisition	—	(1,193)
Payments made in connection with HWR acquisition, no cash acquired	—	(16,566)
Purchases of property and equipment	(15,206)	(12,664)
Investment in joint venture	(500)	—

Net cash provided by (used in) investing activities	20,392	(102,081)

Financing activities
Payment on long-term debt agreements	(2,534)	(132)
Borrowings under revolving credit facility	2,486	790
Cash proceeds from exercise of warrants	66	—
Proceeds from notes payable	92	—
Cash paid to repurchase warrants	(2,034)	(4,405)
Cash paid to purchase treasury stock	—	(14,000)

Net cash used in financing activities	(1,924)	(17,747)

Net increase (decrease) in cash and cash equivalents	12,426	(128,632)
Effect of change in foreign currency exchange rate on cash and cash equivalents	54	(22)
Cash and cash equivalents at beginning of period	136,050	281,683

Cash and cash equivalents at end of period	$148,530	$153,029

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Equity

Nine months ended September 30, 2010

(Unaudited)

(In thousands, except share data)

	Total	Heckmann Corporation Shareholders									Noncontrolling Interest
		Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income
		Shares	Amount		Shares	Amount	Warrants	Amount
	(restated, Note 1)			(restated, Note 1)					(restated, Note 1)
Balance at January 1, 2010	$313,143	125,282,740	$124	$738,190	13,032,098	$(14,000)	6,572,096	$(4,810)	$(409,166)	$643	$2,162
Stock based compensation (Note 7)	583	138,335		583
Exercise of warrants for cash	66	11,000		66
Purchase of warrants for cash	(2,034)						4,759,101	(2,034)
Divestiture of Harbin (Note 10)	(706)										(706)
Comprehensive loss:
Net loss	(14,929)								(14,972)		43
Other comprehensive loss, net of tax
Reclassification of net gains from sales of available-for-sale securities included in earnings	(311)									(311)
Unrealized loss on available for sale securities	(6)									(6)
Foreign currency translation loss	(72)									(72)

Other comprehensive loss	(389)

Comprehensive loss	(15,318)

Balance at September 30, 2010	$295,734	125,432,075	$124	$738,839	13,032,098	$(14,000)	11,331,197	$(6,844)	$(424,138)	$254	$1,499

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

Subsequent to the issuance of the September 30, 2010 consolidated interim financial statements, the Company determined that it had incorrectly reported the contingent consideration agreement entered into as part of its July 1, 2009 acquisition as equity as opposed to a liability. As a result, the Company amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K/A”). The adjustments identified in connection with the reclassification of the contingent consideration from equity to a liability resulted in a decrease in additional paid-in capital of $7,887 and the recognition of a liability of $7,887 as of December 31, 2009. Of this liability, approximately $4.2 million was classified as a current liability as it relates to the profitability target for 2010. Approximately $3.7 million relates to the profitability target for 2011 and was therefore classified as a long term liability.

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

The September 30, 2010 consolidated interim financial statements have been restated to reclassify the fair value of the contingent consideration from additional paid-in capital to a liability. In addition, due to the change in the fair value of the contingent consideration related to the profitability targets discussed above and the accretion of interest expense during the periods, the restatement resulted in an increase in net loss of approximately $0.1 million, and no change in basic and diluted net loss per share for the three months ended September 30, 2010. Net loss and basic and diluted net loss per share for the nine months ended September 30, 2010 decreased by approximately $3.9 million and $0.03 respectively. Refer to Note 13 for the effects of the restatement on each financial statement line item.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These financial statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

		Fair Value Measurements at September 30, 2010 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,463	$10,463	$—	$—
U.S. Government Agencies	18,408	18,408	—	—
Corporate Notes	46,210	46,210	—	—
U.S. Government Securities	1,031	1,031	—	—

Total	$76,112	$76,112	$—	$—

Liabilities:
Contingent consideration (restated, Note 1)	$4,020	$—	$—	$4,020

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
	(restated, Note 1)		(restated, Note 1)
United States federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	(2.0)	(5.7)	(1.3)	(5.7)
Foreign tax rate difference	(0.7)	0.6	3.4	0.5
Effect of tax holiday	(3.6)	0.2	(1.0)	0.1
Valuation allowance	13.9	5.0	17.7	3.0
Change in fair value of contingent consideration	1.0	—	(3.1)	—
Goodwill impairment	—	34.4	—	37.0
Other	4.2	0.1	1.4	(0.6)

Effective income tax rate	(22.2)%	(0.4)%	(17.9)%	(0.7)%

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

The tables below summarize information about reported segments (in thousands):

	China Water	HWR	Corporate	Total
Three Months Ended September 30, 2010
Sales	$9,173	$1,939	$—	$11,112

Gross profit	2,303	190	—	2,493
Income (loss) before income taxes (restated, Note 1)	331	(1,264)	(1,493)	(2,426)
Additions to fixed assets	279	955	—	1,234

Three Months Ended September 30, 2009
Sales	9,618	1,617	—	11,235
Gross profit	1,750	497	—	2,247
Income (loss) before income taxes	(208,596)	367	(1,793)	(210,022)
Additions to fixed assets	4,075	4,285	—	8,360

Nine months ended September 30, 2010
Sales	24,836	6,507	—	31,343
Gross profit	5,910	1,345	—	7,255
Loss before income taxes (restated, Note 1)	(5,919)	(10,138)	(2,134)	(18,191)
Additions to fixed assets	933	8,076	—	9,009
Goodwill	6,341	7,257	—	13,598
Total assets	47,420	66,139	226,355	339,914

Nine Months Ended September 30, 2009
Sales	25,698	1,617	—	27,315
Gross profit	6,403	497	—	6,900
Income (loss) before income taxes	(395,938)	367	(3,348)	(398,919)
Additions to fixed assets	8,668	4,285	—	12,953

Year Ended December 31, 2009
Goodwill	6,341	7,257	—	13,598
Total assets	56,541	63,996	244,452	364,989

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

NOTE 13 - Restatement

As discussed in Note 1, the Company restated the consolidated interim financial statements as of and for the three and nine months ended September 30, 2010. The effects of the correction discussed in Note 1 from amounts previously reported are as follows (in thousands):

Balance sheet (as of September 30, 2010):

	As previously reported	As restated
Other long term liabilities	$4,077	$8,097
Additional paid-in capital	746,726	738,839
Accumulated deficit	(428,005)	(424,138)
Total equity of Heckmann Corporation	298,255	294,235
Total equity	299,754	295,734

Statement of operations and comprehensive loss (for the three months ended September 30, 2010):

	As previously reported	As restated
Interest income, net	$588	$493
Loss before income taxes	(2,331)	(2,426)
Net loss	(1,791)	(1,886)
Net loss attributable to common stockholders	(1,810)	(1,905)
Comprehensive loss, net of tax	(1,704)	(1,799)
Comprehensive loss attributable to the Company	(1,723)	(1,818)

Statement of operations and comprehensive loss (for the nine months ended September 30, 2010):

	As previously reported	As restated
Interest income, net	$1,956	$1,591
Other, net	83	4,315
Loss before income taxes	(22,058)	(18,191)
Net loss	(18,796)	(14,929)
Net loss attributable to common stockholders	(18,839)	(14,972)
Comprehensive loss, net of tax	(19,185)	(15,318)
Comprehensive loss attributable to the Company	(19,228)	(15,361)
Net loss per common share – basic and diluted	(0.17)	(0.14)

Statement of cash flows (for the nine months ended September 30, 2010):

	As previously reported	As restated
Net loss	$(18,796)	$(14,929)
Change in fair value of contingent consideration	—	(3,867)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
	(restated)
Revenue	$11,112	$11,235
Cost of goods sold	8,619	8,988

Gross profit	2,493	2,247
Operating expenses:
Selling and marketing expenses	910	791
General and administrative expenses	3,671	26,753
Pipeline start-up and commissioning	590	—
Goodwill impairment	—	178,553
Fixed asset impairment	—	6,223

Total operating expenses	5,171	212,320

Loss from operations	(2,678)	(210,073)
Interest income, net	493	863
Income (loss) from equity method investment	(299)	(124)
Other, net	58	(688)

Loss before income taxes	(2,426)	(210,022)
Income tax benefit (expense)	540	(476)

Net loss	$(1,866)	$(210,498)

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

Interest Income, net

During the three months ended September 30, 2010, we recorded interest income, net, of $0.5 million compared to $0.9 million for the three months ended September 30, 2009. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in the three months ended September 30, 2010 compared to the same period of 2009.

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

Net Loss

Our net loss for the three months ended September 30, 2010 was approximately $1.9 million compared to a net loss of $210.5 million for the three months ended September 30, 2009, as a result of the items mentioned above.

Results of Operations for the Nine months ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
	(restated)
Revenue	$31,343	$27,315
Cost of goods sold	24,088	20,415

Gross profit	7,255	6,900
Operating expenses:
Selling and marketing expenses	2,216	2,218
General and administrative expenses	11,194	37,677
Pipeline start-up and commissioning	13,595	—
Goodwill impairment	—	362,553
Fixed asset impairment	—	6,223

Total operating expenses	27,005	408,671

Loss from operations	(19,750)	(401,771)
Interest income, net	1,591	3,048
Income (loss) from equity method investment	(4,347)	211
Other, net	4,315	(407)

Loss before income taxes	(18,191)	(398,919)
Income tax benefit (expense)	3,262	(896)

Net loss	$(14,929)	$(399,815)

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

Interest Income, net

During the nine months ended September 30, 2010, we recorded interest income, net, of $1.6 million compared to $3.0 million for the nine months ended September 30, 2009. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in the nine months ended September 30, 2010 compared to the same period of 2009.

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

Other Income (Expense), net

We recorded other income of $4.3 million in the nine months ended September 30, 2010 compared to other expense of $0.4 million for the nine months ended September 30, 2009. The increase was primarily attributable to the change in fair value of contingent consideration associated with the performance based earn-out related to the Charis acquisition. As a result of the pipeline start-up and commissioning expenses incurred in the nine months ended September 30, 2010, management determined that the earn-out obligation related to the profitability target for 2010 would not be met.

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

Net Loss

Our net loss for the nine months ended September 30, 2010 was approximately $14.9 million compared to a net loss of $399.8 million for the nine months ended September 30, 2009. The change relates primarily to $362.6 million non-cash goodwill impairment charge recorded during the nine months ended September 30, 2009 in addition to the other items mentioned above.

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

Fair Value Measurements – The Company is required to disclose assets and liabilities subject to fair value measurements within a specified fair value hierarchy. The fair value hierarchy gives the highest priority to fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to fair value measurements derived through the use of unobservable inputs (Level 3 measurements). Assets and liabilities are classified within the fair value hierarchy, in their entirety, based on the lowest level input that is significant to the related fair value measurement. Determining where a particular asset or liability should be disclosed within the hierarchy involves judgment regarding the significance of inputs relative to a fair value measurement and where such inputs lie within the hierarchy. Furthermore, assets and liabilities that are not actively traded may have little or no price transparency. As such, estimating the fair value of Level 3 assets and liabilities (such as contingent consideration obligations) involves the use of significant subjective assumptions and judgments. We often employ a discounted cash flow model to help us estimate the fair value of our Level 3 assets and liabilities. Inputs to the model that involve a significant degree of judgment include estimating the amounts and timing of expected cash flows and determining a suitable discount rate.

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