Form 10-K
period 2010-12-31
Heckmann CORP
filed 2011-03-14
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $377,503,624 based on the closing sale price on such date as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 10, 2011 was 114,180,184.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 16, 2011 are incorporated by reference into Part III, Items 10-13 of this Annual Report on Form 10-K.

References to “our”, “the Company’s” or the “Successor Company’s” consolidated financial statements or financial information or notes thereto refer to those of Heckmann Corporation. References to China Water’s or the “Predecessor Company’s” consolidated financial statements or financial information or notes thereto refer to those of China Water & Drinks, Inc.

HECKMANN CORPORATION

Forward-Looking Statements

This Annual Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, continuing fallout from the recent crisis in worldwide financial markets, international, national and local economic conditions, organic growth plans, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, natural disasters and inclement weather conditions. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of this Annual Report, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

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

Periodic Reporting and Financial Information

Our units, common stock and warrants are registered under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), and each are listed and trade on the New York Stock Exchange (“NYSE”) under the symbols HEK.U, HEK, and HEK.WS, respectively. We have compliance and reporting obligations, including the requirement that we file annual and quarterly reports with the United States Securities and Exchange Commission (“SEC”), and comply with the NYSE’s listing policies and procedures. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accounting firm.

Where You Can Find Additional Information About Us

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.heckmanncorp.com/investors.htm when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

HECKMANN CORPORATION

PART I

Item 1.	Business

Heckmann Corporation is a services-based company focused on total water solutions for shale or “unconventional” oil and gas exploration. We also have a subsidiary that produces and distributes bottled water products in China. As such, we operate in two primary business segments: water solutions for energy development and bottled water products. Our water solutions for energy development segment, which we believe addresses the pervasive demand for diverse water solutions required for the production of energy, represented 33% of our revenue in 2010. This segment includes our water disposal, trucking, fluids handling, treatment and pipeline transport facilities, and water infrastructure services for oil and gas exploration and production companies. Our bottled water products segment represented 67% of our revenue in 2010.

Our water solutions for energy development segment is called Heckman Water Resources, or HWR. HWR currently operates a multi-modal water disposal, treatment, trucking, and pipeline transportation business in Texas and Louisiana serving customers seeking fresh water acquisition, temporary water transmission, or disposal of complex water flows in connection with shale gas hydraulic fracturing drilling, including fresh water for hydraulic fracturing, or “fracking”, operations, flowback water and produced brine waters.

On November 30, 2010, we completed the acquisition of Complete Vacuum and Rental, Inc. (“CVR”), a private oilfield produced water disposal and transport company based in Carthage, Texas, which now operates as an integral part of HWR. CVR currently owns and operates over 180 tractors and 200 trailers along with more than 500 frac tanks. In addition to transporting produced water and other waste water streams to its disposal sites, CVR transports fresh water for production and provides services for site preparation, water pit excavations, and remediation.

On January 31, 2010, HWR completed a 50-mile water transport pipeline, which at design capacity could dispose of up to 100,000 barrels of water per day. The pipeline is supported by a network of deep injection disposal wells which we believe is not only an efficient solution for our customers, but also provides HWR with a strategic competitive position.

On February 17, 2011, we announced that HWR has started construction on a pipeline expansion that will significantly increase its produced water disposal pipeline capacity in Louisiana. The expansion will supplement HWR’s 50-mile pipeline through the Haynesville Shale area with the addition of approximately 19 miles of significantly enlarged fiberglass pipe and increased pipeline capacity for salt water transportation and disposal. The existing 19-mile section of the eastern portion of the pipeline will be used to transport fresh water to current and new customers for shale well development.

The additional capacity is required to support any future extension of the pipeline further east into the Haynesville Shale area to accommodate our growing customer base. The expansion will also enable the construction of additional truck terminals. This important combination of local trucking and pipeline facilities will provide customers with convenient access to HWR’s disposal wells.

HWR also acquired 2 additional disposal well permits in the Eagle Ford Shale area in January 2011. HWR has commenced drilling those disposal wells and expects the well sites, and related transfer stations to commence initial operations by April 1, 2011. HWR is also currently in the process of acquiring or permitting additional wells and capacity in the Haynesville Shale and Eagle Ford Shale areas.

On February 4, 2010, we entered into a joint venture agreement with Energy Transfer Partners, L.P. (NYSE: ETP) operating under the name Energy Transfer Water Solutions, JV, LLC, or ETWS. Our joint venture with

ETP is a 50/50 partnership that will develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus Shale area in Pennsylvania and the Haynesville Shale area in Louisiana and Texas, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. HWR’s Haynesville pipeline, and related transfer stations and disposal wells, is not part of the joint venture with ETP.

During 2009, we acquired an approximately 7% equity interest in Underground Solutions, Inc. (UGSI.PK). UGSI’s complement of patented flexible fusion pipeline products and fusion processes, technologies, and field know-how positions it as a leading and innovative pipeline products solution provider. UGSI provides infrastructure technologies for water, sewer and conduit applications.

Our bottled water products segment is operated through our wholly owned subsidiary, China Water and Drinks, Inc., or China Water. Through China Water, we produce bottled water products at seven bottled water facilities in the People’s Republic of China. Coca-Cola and its subcontractors located in China, which we collectively refer to as Coca-Cola China, is China Water’s largest customer, representing 69% and 63% of the sales of China Water for the years ended December 31, 2010 and 2009, respectively.

Headquartered in Palm Desert, California, Heckmann Corporation was incorporated in Delaware on May 29, 2007. Our address is 75080 Frank Sinatra Drive, Palm Desert, California 92211 and our website is http://www.heckmanncorp.com.

A. Water Solutions for Energy Development

Overview

Through the businesses included within HWR, our water solutions for energy development segment provides a full range of water solutions for fresh water, flowback water, produced water including reuse and disposal services, transportation and storage services for unconventional oil and gas exploration in the various on-shore shale plays or areas of the continental United States. HWR serves oil and natural gas exploration and production companies seeking to dispose of, transport, or treat for reuse, complex water flows generated in their oil and gas operations. Our services include trucking and distribution, disposal, reuse treatment, storage and pipeline transport facilities, and construction of pipeline infrastructure.

We provide terminal facilities where HWR, producers and independent trucking operations can deliver water to our pipeline or directly to our disposal wells for processing. All water is then treated and/or subsequently disposed of into our network of disposal wells. We also transport fresh water to well sites and provide temporary storage and disposal of produced salt water and drilling fluids. These services are required in all fracking operations, in most workover, completion and remedial projects, and are routinely used for producing well operations.

Fluid hauling, or vacuum, trucks are used to transport fresh water to the well site and to haul fluids, consisting primarily of brine or salt water, removed in connection with hydraulic fracturing, drilling and workover projects. These fluids are removed from the well site and transported by pipeline or by truck for disposal. Frac tanks, which generally hold approximately 500 barrels of water, are an integral part of the fracking process. We own the frac tanks, but lease them to our customers during the fracking processs and, thereafter, for the storage of produced water.

At the time of the acquisition, CVR had 6 active disposal wells totaling 125,000 barrels per day of permitted capacity, plus an additional 4 permitted sites which could add an additional 100,000 barrels per day of disposal capacity in the Haynesville Shale area. One of the CVR permits was drilled in January 2011, which increased the CVR permitted well capacity to 150,000 barrels per day of disposal in the Haynesville Shale area. Additionally, two CVR permits were drilled during the first quarter 2011 which increased CVR’s permitted wells to 9. Our existing HWR permitted disposal capacity is 83,000 barrels per day. We believe the combined 223,000 barrels per day of permitted disposal capacity is the largest in east Texas and northern Louisiana. The Company has changed the legal name for CVR and now CVR and all of our operations included with the water solutions for energy development are branded as HWR.

HWR currently operates a fleet of more than 180 trucks, more than 200 trailers, and more than 500 frac tanks. HWR also owns and operates a 50-mile pipeline strategically located in eastern Texas and northern Louisiana in the Haynesville Shale area with design capacity of up to 100,000 barrels per day. HWR also maintains a transfer station along the pipeline where HWR’s fleet of trucks and independent trucking operations can directly off-load into our pipeline. We believe that the pipeline provides a more efficient, cost effective and environmentally friendly means of transporting water to disposal wells than direct truck hauling to the disposal wells. We recently announced our planned expansion of the pipeline’s capacity by constructing an additional 14” fiberglass pipeline adjacent to the eastern portion of the existing pipeline. That portion of the existing pipeline will be converted to a fresh water delivery pipeline. HWR also anticipates that it will eventually connect the pipeline with all of its Haynesville Shale area disposal wells in order to provide increased operating efficiencies. We believe that the new pipeline will not only increase capacity, but will also enhance the efficiency and reliability of our total water solutions for our customers in the Haynesville Shale area.

HWR currently owns and operates nine disposal wells, is drilling an additional two disposal wells in the Eagle Ford Shale areas, and owns permits for an additional 2 disposal wells that have not yet been drilled. HWR believes that, upon completion of these disposal wells, it will have permitted disposal capacity of more than 250,000 barrels per day.

Through ETWS, our joint venture with ETP, we intend to develop water pipeline infrastructure and treatment solutions for oil and gas producers operating in the Marcellus and Haynesville Shale fields, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. Our 50% interest in the joint venture is managed through our wholly owned subsidiary, HEK Water Solutions, LLC, or HWS. The joint venture intends to lay water transport pipelines alongside natural gas pipelines, which water transport pipelines would transport water in both directions—complex or fluid laden water from oil and natural gas drilling fields to treatment and disposal facilities, and fresh and/or remediated water to oil and natural gas drilling fields.

We also have an approximately 7% interest in UGSI. Our investment in UGSI is a strategic complement to HWR and ETWS. Both are a potential customer of UGSI’s patented flexible fusion pipeline products and their fusion processes, technologies, and field know-how. UGSI provides infrastructure technologies for water, sewer and conduit applications.

Shale Gas Industry

Unconventional drilling of oil and gas shale fields allows previously inaccessible or non-economical depth formations in the earth’s crust to now be exploited by advances in drilling technology that utilize high water pressure methods (or hydraulic fracturing) combined with proppant fluids (sand grains or microscopic beads) to crack open new perforation depths and fissures to extract large quantities of natural gas, oil, and other hydrocarbon condensates. These large discoveries, known as “shale plays” or areas (e.g. Marcellus Shale, Haynesville Shale, Bakken Shale, Eagle Ford Shale, Permian Shale, Barnett Shale, Fayetteville Shale) refer to these previously inaccessible or non-economical depth formations in the earth’s crust. Complex water flows represent the largest waste stream from these methods of hydrocarbon exploration and production. We are building total water service solutions for the effective and efficient delivery, treatment and disposal of fresh water, flowback and produced water flows anticipated by increasing exploration in unconventional oil and gas shale fields.

Water issues are critical to the development of energy, and the unconventional energy industry in particular is extremely water intensive. Several million gallons of fresh water are necessary for each drilled frac well. The water must be delivered to the well site, by truck or pipeline, stored on site (generally in temporary ponds or frac tanks), and then delivered to the well head for hydraulic fracturing operations. The water is injected at extremely high pressures, breaking the shale and releasing the natural gas. The water is then returned to the surface over time. Approximately 20% of the water is returned as flowback water within the first 2 to 3 weeks after the fracking has commenced, and the remaining water is generally returned to the surface as produced water over the life of the well. All of these waters must be treated, either on-site or off-site, re-used, recycled, or disposed off-site. Our strategy is to be a total water solutions provider in order to manage the diverse water needs of energy producers, which are our customers. Our initial focus is in the high-producing shale plays of Texas, Louisiana and Pennsylvania (generally, Haynesville Shale, Eagle Ford Shale, and Marcellus Shale).

Total water consumption by the energy sector is expected to grow by 3 to 4 times, increasing from approximately 4.3 billion gallons of water per day (BGD) in 1995 to approximately 12-15 BGD by 2035, according to the Report to Congress on Energy and Water Interdependencies, 2006 (Journal of Energy Security). Today, energy development companies spend an estimated $50.0 billion every year remediating and/or disposing of these complex waters to not only comply with local, state, provincial and federal environmental laws, but also in order to deliver fresh water for initial fracking operations.

With more than 3 trillion cubic feet (Tcf) of technically recoverable natural gas in the United States (previously undiscovered, unproven and unconventional natural gas now recoverable), there is substantial growth projected for shale gas production, especially in the shale plays where HWR operates. Additional large global energy development companies are entering the shale plays, and as a result, our strategy is vital to their effective, efficient, and legally compliant treatment, transport, and disposal of flowback and produced water volumes at the surface.

Demand for our water solutions is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce natural gas, which varies in relation to the price or anticipated price of oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a high priced environment. However, in a lower oil and natural gas price environment, demand for service decreases as oil and natural gas producers decrease their activity.

Shale Plays: Where We Operate

We primarily operate in the Haynesville Shale, Eagle Ford Shale and Marcellus Shale areas. The Haynesville Shale and Eagle Ford Shale areas are among the most active natural gas plays in the United States. The Haynesville Shale area is located across northwest Louisiana (primarily in Caddo, Bossier, Red River, DeSoto, Webster and Bienville Parishes), east Texas (primarily in Harrison, Panola, Shelby and Nacogdoches Counties), and extends into Arkansas. There is an estimated 250 Tcf of recoverable gas in the Haynesville Shale. The Eagle Ford Shale area is located across southeastern and southern Texas (primarily in Atacosa, Dewitt, Dimmitt, Frio, Gonzales, Karnes, LaSalle, Lavaca, Live Oak, Maverick, McMullen, Webb and Wilson counties). While only in its emerging stages of discovery, to date, there is an estimated 84 Tcf of recoverable gas in the Eagle Ford Shale according to World Oil Online.

Most of the Marcellus wells are located in southwestern and northeastern Pennsylvania. The number of horizontal wells has increased from 24% in 2007 to 39% in 2009, as cited by “An Emerging Giant: Prospects and Economic Impacts of Developing the Marcellus Shale Natural Gas Play” by Timothy Considine, Ph.D., M.B.A., Robert Watson, Ph.D., P.E., Rebecca Entler and Jeffrey Sparks of the Pennsylvania State University College of Earth & Mineral Sciences, Department of Energy and Mineral Engineering, dated July 24, 2009. This trend is expected to continue and is expected to create additional demands for water and water disposal services. Nearly 500 Tcf of recoverable gas is currently estimated for the Marcellus Shale.

Competitive Strengths

Our strategy is to participate in the newly emerging subsector for water infrastructure and water disposal and treatment services for oil and natural gas producers by providing commercial solutions rapidly to oil and gas producers, mining companies, and utilities. We believe we hold significant competitive advantages primarily due to:

•

Our executive team with extensive experience in water industry consolidation.    Management’s combined global water industry experience totals more than 100 years, with a strong emphasis on acquiring and building sustainable water businesses, including operational excellence, technology development and acquisition, regulatory acumen, and financial discipline.

•

Our pure play water solutions model offers a complete cycle of water solutions for the oil and gas exploration and production industry, particularly in the shale plays.    We believe that our total water solutions strategy is the most effective method for dealing with complex water flows from energy development, particularly in the shale areas which have experienced rapid growth in natural resources discovery and production. Because we handle all stages of water management for our customers, we believe that our total water solutions services are unique in the industry and can differentiate us from our competitors.

•

Our growing operating presence in the most productive shale gas areas of the United States.    We own substantial pipeline, transportation, disposal and treatment assets in these areas. The shale areas in which we operate are experiencing extremely rapid growth in the number of wells drilled. In addition, large global energy companies are entering the shale areas. We believe that our total water solutions platform, coupled with our strong balance sheet, will be attractive to those companies.

•

Our ability to economically replicate our full service model in other shale gas regions.    With already a well-established and growing regional footprint, we are also well capitalized for future acquisitions, ongoing expansion and investment in disposal capacity.

Customers

Our customers include major U.S. and international oil and gas companies, foreign national oil and gas companies, and independent oil and natural gas production companies that are active in our core areas of operations. No customer of our water solutions for energy development business represented more than 10% of our total revenues for the years ended December 31, 2010 and 2009.

Competitors

Some aspects of water treatment and shale gas water handling are provided, as ancillary offerings to their core businesses, by many large international and domestic competitors including Schlumberger, Baker-Hughes, BJ Services, Key Energy Services, and Basic Energy Services. However, the fluids handling aspects of hydraulic fracturing primarily consists of numerous small, regionally focused enterprises or companies that have increased in size with the explosive local growth in the various shale plays. This highly fragmented industry creates several opportunities for our businesses, including our “buy-and-build” management and operational strategy.

Certain of these competitors have longer industry tenure and greater resources than us. As a result, the market in which we operate is highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and reputation and experience of the service provider. We believe we can compete effectively in the emerging subsector of water handling and closed loop or full service treatment, recycling, and reuse as a result of our extensive water industry experience, diverse scope of water transport, treatment and disposal assets, water transport experience, industry alliances, and strong balance sheet.

Seasonality

Our water solutions for energy development business segment is impacted by seasonal factors. Generally, our business is negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, we may not be able to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenues. As we continue to construct pipelines and accept a greater portion of our total water deliveries directly into pipelines connected to the operational sites of our customers, we expect that weather will have less of an impact on our revenues.

B. Bottled Water Products

Our bottled water products segment consists of our operations through our wholly owned subsidiary China Water. China Water produces a variety of bottled water products including natural mineral water, spring water, purified water, flavored water and oxygenated water. Its water products are produced either in hand-held sized bottles (330 milliliters to 1.5 liters), referred to as Small Bottles, or carboy-sized bottles (11.4 to 18.9 liters, or 3 to 5 gallons), referred to as Carboy Bottles.

We market our bottled water products in China using the brand names “Darcunk” (which translates to “Absolutely Pure”) and “Grand Canyon.” We also supply bottled water products to beverage companies and servicing companies, which we refer to as OEM customers, including Coca-Cola China, as well as Uni-President and Jian Li Bao. In addition, we provide private label bottled water products to companies in the service industry, such as hotels and casinos. During the second quarter of 2010, we launched our HOWMAX line of private-label fruit flavored beverage products. In 2010, we also established a distribution agreement with Icelandic Water Holdings, producers of an award-winning natural spring water branded as “Icelandic Glacial,” targeting the premium bottled water category.

For the year ended December 31, 2010, approximately 15% of China Water’s revenue was derived from sales of bottled water products to consumers directly under its own brands, and 85% of China Water’s revenue was derived from sales of its bottled water products to OEM and private label customers. We use distributors to market our products and do not have an internal sales force.

We currently market and sell our bottled water products in multiple regions of China, including Beijing, Guangdong Province, Guangxi Province, Shandong Province, Heilongjiang Province, Jilin Province, Shanxi Province, Shaanxi Province, Gansu Province, Liaoning Province, Anhui Province, Sichuan Province, Hebei Province, Hunan Province and Macau.

We produce our bottled water products at facilities in seven locations in China: X’ian (Shaanxi Province), Guangzhou and Grand Canyon (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province), and Changsha (Hunan Province). In 2010, we produced approximately 486 million Small Bottles and 3 million Carboy Bottles.

Bottled Water Industry

In China, consumption of bottled water has overtaken consumption of carbonated sweet drinks, and China is one of the largest potential national markets for bottled water sales.

Although China represents one of the largest and fastest growing potential national markets for bottled water, consumption per person is still among the lowest in the world. According to Beverage Marketing Corporation, a consulting and market research firm, China’s bottled water consumption per capita represents less than one-half of the global per capita average, and only 11% of the per capita average of the top 20 national markets by volume.

In China, the competitive landscape is shaped by two layers of companies: branding companies and production companies. The first layer consists of those companies that have marketing, distribution and branding capabilities. The second layer consists of those companies that actually produce bottled water. Although some branding companies also build plants themselves, we believe they still need production companies to address their production gaps and fill in the locations that their facilities do not cover. Because the China market landscape is so large, we believe that no single branding company can cover all locations with their own plants.

In 2011, we believe that our water business in China will be influenced by the following factors:

•

Growth and evolution of China’s bottled water industry.    The bottled water industry in China is in a process of continuous growth, consolidation, and development. With the growth in demand and addition of new industry participants offering new and varied bottled water products, the Chinese bottled water industry is poised for continued growth and consolidation.

•

Health consciousness of Chinese individuals.    We believe that Chinese citizens are becoming increasingly health conscious. Given concerns with the compromised quality and hygiene standards of available drinking water in China, we believe that consumers will increasingly purchase and consume bottled drinking water, teas, and juices that have been purified and treated.

•

Growing middle class in China.    According to research by market research firm McKinsey Global Institute, by 2011, the middle class in China will number more than 350 million people, representing more than 50% of the urban population. This group is likely to possess increased spending power and the desire and ability to consume products such as bottled water, teas, and juices.

•

Demand for greater product mix offerings.    Chinese consumers are demanding specialty bottled water, tea, and juice products, such as flavored waters and nutrient-enriched water products. We believe that bottled water producers that have the resources to offer to consumers a variety of specialty water products will prosper.

Competitive Strengths

We believe that the following key competitive strengths enable us to compete effectively in the bottled water market in China:

•

Strong long-term relationships with well known global brands.    We have maintained stable and trusted long-term relationships with several globally recognized beverage companies and original equipment manufacturers involved in the bottled water production businesses in China, including Coca-Cola China, Uni-President and Jian Li Bao. We have expanded our own production capacity in order to leverage and capitalize upon Coca-Cola’s business plans in China.

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

•

Established distribution network.    We sell our bottled water products through an extensive distribution network of local and regional distributors, which helps us establish a presence in each regional market we serve. We have maintained stable long-term relationships with the majority of our distributors.

Raw Materials and Principal Suppliers

The main raw materials for our bottled water products are water, which is obtained primarily from local municipal water systems, and PET (polyethylene terephthalate) bottling materials. PET bottling materials account for a significant percentage of our product costs and are subject to a high degree of price volatility caused by supply and demand as well the price of oil.

For the year ended December 31, 2010, our top five suppliers of raw materials for our bottled water products are shown in the table below:

Top Five Suppliers	Raw Material Supplied	Year Ended December 31, 2010
Fo Shang Shun De Yong	PET plastic material	13%
Dongguan Jin Fu	PET plastic material	6%
Dalian Xiang.	PET plastic material	4%
Ningbo Ai Si Kai Zhen	PET plastic material	4%
ShenYang Zi Ri	PET plastic material	3%

Percentage of total purchases from top five suppliers		30%

Customers

We market and sell our bottled water products in China to distributors that sell our bottled water products to end users under our own brands, as well as OEM and private label customers, which include major global drink and beverage companies such as Coca-Cola China, Uni-President and Jian Li Bao. For the years ended December 31, 2010 and 2009, Coca-Cola China represented approximately 69%, and 63% revenues in the bottled water segment and 46% and 57% of our total revenues, respectively. No other customer of our bottled water products represented more than 10% of our total revenues for the years ended December 31, 2010, 2009 and the two months ended December 31, 2008.

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

Seasonality

We typically experience higher sales of bottled water in the summer time in coastal cities while sales remain constant throughout the entire year in certain inland cities. In general, our sales are higher in the second and third quarters of the year when the weather tends to be hot and dry, and lower in the first and fourth quarters when the weather tends to be cold and wet. Sales, however, may also fluctuate throughout the year for other reasons, such as the timing of our advertising and promotional campaigns.

C. Business and Growth Strategy

We intend to increase our stockholder value, operational efficiencies and financial performance by pursuing the following strategies:

•

Expand within our markets.    We intend to continue strengthening our presence within our geographic markets through internal growth and acquisitions of businesses with strong customer relationships, well-maintained equipment and experienced and skilled personnel. We typically enter into new markets or operations through entry into joint ventures, investments in companies, and the acquisition of businesses with strong management teams that will allow us to expand within these markets. Management of acquired companies often remains with us and retain key positions within our organization, which enhances our attractiveness as an acquisition partner. Our executive management team, including our Chairman and Chief Executive Officer, has successfully implemented this “ Buy and Build” strategy for over two decades with several companies.

•

Pursue growth in core segments through selective capital deployment.    Our strategy contemplates that we may acquire businesses or assets that are consistent with our long-term growth strategy. We intend to continue growing our business through selective acquisitions, continuing a Buy-and-Build program and upgrading our existing assets. Acquisitions are evaluated for compatibility with our strategy, fit with our area, and capability of regional operations management, and are thoroughly reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identify risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment, and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy; such decisions may involve a combination of asset acquisitions and the purchase of new equipment. In particular, since many of our acquisitions are smaller companies that have experienced strong recent growth, particularly those acquisitions in the shale plays, we are able to supply the capital necessary for these enterprises to continue to grow (for example, through the acquisition of additional trucks, trailers, frac tanks, or ancillary services) and, at the same time, provide these businesses with professional managerial and operational expertise in order to build an integrated company that can successfully support our growth.

•

Cost management.    We aggressively integrate and develop best practices that are implemented across the business. Our offices and assets are standardized to facilitate training, maintenance efficiency and cost leverage. Back office functions are consolidated and centralized for leverage. We have a comprehensive health safety and environmental program to protect our “people” assets. We conduct preventive maintenance to assure maximum availability of our assets. These programs allow us to provide our services with an effective, competitive cost structure to our customers.

•

Financial and Operational Discipline:    Our seasoned management team, including our Board of Directors, is extremely experienced in all aspects of the water industry including operations, management and financial analysis. Our strict adherence to a rigorous due diligence program in connection with acquisitions, business opportunity reviews and operational analysis allows us to quickly analyze potential business opportunities. Our managerial and operational experience allows us to quickly complete these opportunities and integrate them into our existing businesses. Our financial discipline provides us with the ability to analyze risk in a manner that judiciously deploys capital to achieve our investment return objectives.

D. Intellectual Property

We own numerous trade names and trademarks that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate.

E. Operating Risks and Insurance

Our operations are subject to hazards inherent in our industries, including accidents and fires that could cause personal injury or loss of life, damage to or destruction of property, equipment and the environment, and suspension of operations. Because our business involves the transportation of materials, we may also experience traffic accidents or pipeline breaks which may result in spills, property damage and personal injury. We have implemented comprehensive health, environmental, and safety training programs designed to minimize accidents in the workplace and improve the efficiency of our operations.

F. Regulation, including Environmental Regulation and Climate Change

Our operations are subject to various international, federal, state and local laws and regulations pertaining to health, safety and the environment. We cannot predict the level of enforcement of existing laws or regulations or how such laws and regulations may be interpreted by enforcement agencies or future court rulings. We also cannot predict whether additional laws and regulations affecting our business will be adopted, or the impact such changes may have on us, our financial condition or our business. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our operations are subject and for which compliance may have a material adverse impact on our results of operations, financial position or cash flows.

Water Solutions for Energy Development.

•

Environmental Regulations—Our operations routinely involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials, and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. In Texas, we are subject to rules and regulations promulgated by the Texas Railroad Commission and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality. In Louisiana, we are subject to rules and regulations promulgated by the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources as to environmental and water quality issues, and the Louisiana Public Service Commission as to allocation of intrastate routes and territories for waste water transportation. In Pennsylvania, we are subject to the rules and regulations of the Pennsylvania Department of Environmental Protection and the Pennsylvania Public Service Commission.

•

Hazardous Substances and Waste—The United States Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as “CERCLA” or the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies.

In the course of our operations, we occasionally generate materials that are considered “hazardous substances” and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants. We also generate solid wastes that are subject to the requirements of the United States Resource Conservation and Recovery Act, as amended, or “RCRA,” and comparable state statutes.

Although we use operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been released at properties owned or leased by us now or in the past, or at other locations where these hydrocarbons and wastes were taken for treatment or disposal. Under CERCLA, RCRA and analogous state laws, we could be required to clean up contaminated property (including contaminated groundwater), or to perform remedial activities to prevent future contamination.

•

Air Emissions—The Clean Air Act, as amended, or “CAA,” and similar state laws and regulations restrict the emission of air pollutants and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification or operation of certain projects or facilities and may require use of emission controls.

•

Global Warming and Climate Control—Some scientific studies suggest that emissions of greenhouse gases (including carbon dioxide and methane) may contribute to warming of the Earth’s atmosphere. While we do not believe our operations raise climate control issues different from those generally raised by the commercial use of fossil fuels, legislation or regulatory programs that restrict greenhouse gas emissions in areas where we conduct business could increase our costs in order to stay compliant with any new laws.

•

Water Discharges—We operate facilities that are subject to requirements of the United States Clean Water Act, as amended, or “CWA,” and analogous state laws that impose restrictions and controls on the discharge of pollutants into navigable waters. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Other requirements for the prevention of spills are established under the United States Oil Pollution Act of 1990, as amended, or “OPA”, which amends the CWA and applies to owners and operators of vessels, including barges, offshore platforms and certain onshore facilities. Under OPA, regulated parties are strictly liable for oil spills and must establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible.

•

Occupational Safety and Health Act—We are subject to the requirements of the United States federal Occupational Safety and Health Act, as amended, or “OSHA”, and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in our operations be maintained and provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements.

•

Saltwater Disposal Wells—We operate salt water disposal wells that are subject to the CWA, Safe Drinking Water Act, and state and local laws and regulations, including those established by the Underground Injection Control Program of the United States Environmental Protection Agency (“EPA”), which establishes the minimum program requirements. All of our salt water disposal wells are located in Texas. Regulations in Texas require us to obtain a permit to operate each of our salt water disposal wells. The Texas Railroad Commission may suspend or modify one of our permits if a well operation is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or if the well leaks into the environment.

•

Transportation regulations—We conduct interstate motor carrier (trucking) operations that are subject to federal regulation by the Federal Motor Carrier Safety Administration (“FMCSA”), a unit within the United States Department of Transportation (“USDOT”). The FMCSA publishes and enforces comprehensive trucking safety regulations, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service (“HOS”). The agency also performs certain functions relating to such matters as motor carrier registration (licensing), insurance, and extension of credit to motor carriers’ customers. Another unit within USDOT publishes and enforces regulations regarding the transportation of hazardous materials (“hazmat”), but the waste water and other water flows we transport by truck are not normally regulated as hazmat at this time.

In December 2010, the FMCSA launched a program called “Compliance, Safety, Accountability” or CSA in an effort to improve commercial truck and bus safety. A component of CSA is the Safety Measurement System (“SMS”), which will continuously analyze all safety violations recorded by the federal and state law enforcement personnel to determine a carrier’s safety performance. The SMS is intended to allow the FMCSA to identify carriers with safety issues and “intervene” to address those problems. Although our trucking operations currently hold a “Satisfactory” safety rating from FMCSA (the best rating available), the agency has announced a future intention to revise its safety rating system by making greater use of SMS data in lieu of on-site compliance audits of carriers. We cannot predict the effect of such a revision on our safety rating.

Our intrastate trucking operations are subject to the state environmental and waste water transportation regulations discussed under “Environmental Regulations above. Federal law also allows States to impose insurance and safety requirements on motor carriers conducting intrastate business within their borders, and to collect a variety of taxes and fees on an apportioned basis reflecting miles actually operated within each State.

The HOS regulations establish the maximum number of hours that a commercial truck driver may work. In October 2009, the FMCSA agreed to reconsider, and potentially change, the current HOS regulations. The agency issued a proposed rule in December 2010 which would reduce the number of hours a commercial truck driver could work during his or her work day. Although the details of the final rule are not yet known, the final rule must be issued by July 2011. It is expected that the final HOS rule will be implemented in 2012. Additionally, the FMCSA issued a proposed rule that would require all motor carriers to use electronic onboard recorders (“EOBRs”) to monitor their drivers’ HOS compliance. The combined effect of EOBRs and reduced driver hours is likely to raise operating costs for many if not most truck fleets.

Bottled Water Products

•

Environmental Regulations—In China, the National People’s Congress has passed 29 pieces of environmental legislation since 1979, including the Law of the People’s Republic of China on Prevention and Control of Water Pollution. Civil, criminal, and business laws now also include environmental regulations. Depending on circumstances, violators face being warned, fined, possible suspension or cessation of business activities, civil liability and/or criminal liability.

•

Food Hygiene Law—The Chinese Food Hygiene Law sets out the hygiene standards for the production of bottled water, water additives, water packaging and containers, and the prescribed contents of water packaging labels. It also specifies hygiene requirements with respect to premises, facilities and equipment for the production, transport and sale of bottled water.

China’s Ministry of Health is responsible for the regulation and supervision of bottled water hygiene in China. The Food Hygiene Law requires all enterprises proposing to be involved in bottled water production and processing to obtain a hygiene license from the relevant local department of the Chinese Ministry of Health before they can register their enterprise with the relevant local administration for industry and commerce, which is responsible for issuing business licenses.

•

Production Licensing Law—China’s Administration of Production Licenses for Industrial Products requires us to maintain a production license for manufacturing bottled water products. Spot tests and product inspection, as well as periodic supervisory inspections are conducted. To date, we have passed spot tests and product inspections, but have yet to be selected for any supervisory inspections.

G. Employees

As of December 31, 2010, we had 1,148 full-time employees, of which 284 were executive, managerial, sales, general administrative and accounting staff, and 864 were truck drivers, service providers, manufacturing and field workers. We also hire temporary manufacturing workers in China to supplement our manufacturing capabilities during periods of high demand. None of our employees are under collective bargaining agreements. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Item 1A:	Risk Factors

You should carefully consider the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected. The risks and factors listed below, however, are not exhaustive. Other sections of this Annual Report on 10-K include additional factors that could materially and adversely impact our business, financial condition and results of operations. Moreover, we operate in a rapidly changing environment. In addition, we are subject to legal and regulatory changes. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operations.

Risks Related to Our Company

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities identified fitting pursuant to our strategies. In addition, we may not be successful in integrating current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. For example, in connection with our acquisition in 2008 of China Water, we determined that there were, among other things, financial irregularities and accounting deficiencies. As a result, we recorded impairment charges of approximately $357.5 million related to China Water during the year ended December 31, 2009.

Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Also, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. For example, in connection with our acquisition in 2009 of Charis Partners and related assets, we determined that the pipeline was not operating in an efficient and cost effective manner. As a result, we have committed to building a larger capacity pipeline, additional booster stations, and trucking facilities to be completed by June 30, 2011.

Additional risks related to our acquisition strategy include, but are not limited to:

•	the potential disruption of our existing businesses;

•	entering new markets or industries in which we have limited prior experience;

•	difficulties integrating and retaining key management, sales, research and development, production and other personnel;

•	difficulties integrating or expanding information technology systems and other business processes to accommodate the acquired businesses; and

•	risks associated with integrating financial reporting and internal control systems.

Future charges due to possible impairments of acquired assets may have a material adverse effect on our financial condition and results of operations, and stock price.

A portion of our assets is comprised of goodwill and other intangible assets, which may be subject to future impairment that would result in financial statement write-offs. Goodwill and other intangible assets represent approximately 18% of our total assets at December 31, 2010. If there is a material change in our business operations or prospects, the value of the intangible assets we have acquired or may acquire in the future could decrease significantly. For example, we recorded approximately $357.5 million of non-cash goodwill impairment charges for the year ended December 31, 2009 because our acquisition of China Water did not achieve its expected results and we also discovered financial irregularities and accounting deficiencies after taking control of the company.

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

Our revenue has been highly concentrated among a small number of customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

Our overall revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the year ended December 31, 2010, two customers represented 46% and 5% of total revenue, respectively. For the year ended December 31, 2009, two customers represented 57% and 6% of total revenue, respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

Approximately 43% of our revenue from the pipeline included in our water solutions for energy development segment has been highly concentrated among two customers, who have multi-year contracts with us for guaranteed minimum volumes and guaranteed minimum prices. While these two customers are large public companies, any unforeseen reduction or interruption concerning the operations of these customers or their refusal to make the contractual minimum payments could significantly reduce our segment revenues.

In addition, our revenue from our water bottle segment is highly concentrated in a single customer, Coca-Cola China. In the year ended December 31, 2010, approximately 69% of sales in the segment and 46% of our total sales were made to Coca-Cola China, who resells our bottled water products. Our arrangements with Coca-Cola China do not impose minimum purchase commitments and are not exclusive. As a result, if Coca-Cola China discontinues or reduces purchases and we are unable to generate replacement sales from new or existing customers, our revenue and net income in our bottled water segment would decline considerably. Also, because the margins on our sales to Coca-Cola China are generally lower than on our sales to other customers and through distributors, if sales to Coca-Cola China increase as a percentage of overall sales, our margins could decline.

Because a relatively small number of companies dominate the industries we serve, it may be difficult for us to replace our customers if we lose their business. If a principal customer discontinues its relationship with us, we may not be able to fully replace its business, if at all, and as a result our business, financial condition, and operating results could be materially and adversely affected. Our ability to increase revenue in the future will depend in part upon our ability to find new customers for our products and services and we cannot be certain that we will be able to do so.

We are involved in litigation with Xu Hong Bin, former president and chairman of China Water, related to our intended cancellation of approximately 5.3 million shares of our common stock held by Xu, the outcome of which cannot be predicted with certainty.

Xu Hong Bin, the former president and chairman of our subsidiary, China Water, filed a lawsuit against us claiming that our intended cancellation of his shares is a breach of an escrow resolution and transition agreement that we entered into with him. We filed a countersuit expanding our claims against Xu and seeking recovery of the stock at issue, cash paid to Xu in connection with our acquisition of China Water, and cash misappropriated by Xu. No assurance can be given that the outcome of the litigation will be in our favor or, in the event that it is, that a court will award us the full amount of damages that we are seeking. We may also determine that it is in the best interests of our company to settle our claims against Xu for less than the amount of damages we are seeking in our countersuit. If Xu prevails in his claims or we decide to enter into a settlement agreement for these claims, we may be required to pay cash damages or we may not be able to cancel, as we intend to do, all or any of the approximately 5.3 million shares of common stock held by Xu.

Our ability to succeed will largely depend upon the efforts of our directors and officers, and in particular our Chairman and Chief Executive Officer, Mr. Richard J. Heckmann. The loss of Mr. Heckmann could affect our ability to operate.

Our ability to succeed is largely dependent upon the efforts of our executive officers and directors, especially Mr. Heckmann, our Chairman and Chief Executive Officer. Even though we believe that our success depends on the continued services of Mr. Heckmann, we have not entered into an employment agreement with Mr. Heckmann, nor obtained “key man” life insurance. Accordingly, we cannot be sure that Mr. Heckmann will remain with the company for the immediate or foreseeable future. In addition, though Mr. Heckmann has expressed a commitment of his full time efforts to our success, he is not required to commit any specified amount of time to the company’s affairs and, as a result, he may have conflicts of interest in allocating management time among various business activities, including identifying potential business acquisitions and monitoring the related due diligence and closing process. The loss of the services of Mr. Heckmann or any other of our other executive officers and directors could have a material adverse effect on our ability to successfully achieve our business objectives.

We have had, and may have in the future, material weaknesses in our internal control over financial reporting that could cause investors to lose confidence in our reported financial information and thereby cause a decline in our stock price.

As of December 31, 2010, our management concluded that our internal control over financial reporting was effective. However, we have had in the past and may have in the future material weaknesses in our internal control over financial reporting. For example, in connection with our acquisition of China Water, we inherited, and have since remediated, weaknesses in China Water’s internal controls over financial reporting that we reported for the years ended December 31, 2008 and 2009.

If we are unable to address any material weaknesses in our internal control over financial reporting, we may have errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting deadlines, and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Changes to the fair market or carrying value of our investment in UGSI could affect the value of our investment and any potential recordable income from the investments, which could result in a substantial write down.

We own 7% of UGSI, a supplier of water infrastructure pipeline products. In 2009, through two separate purchases, we acquired shares of their common and convertible preferred stock for a total investment of $7.2 million dollars. At December 31, 2010, the market value of our shares was approximately $13.4 million (based on the closing market price of UGSI as quoted on the Over-the-Counter Bulletin Board).

The observable market price of UGSI’s stock has been volatile, and there is no liquidity in the stock. Changes to the fair market or carrying value of our investment in UGSI could affect the value of our investments and any potential recordable income from the investments, which could result in a substantial write down.

Risks Related to our Water Solutions For Energy Development Segment

Our business depends on spending by the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services.

Industry conditions are influenced by numerous factors over which we have no control, such as the supply of, and demand for, oil and natural gas, domestic and worldwide economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and natural gas industry and the impact on exploration and production activity could adversely impact the level of drilling activity by some of our customers. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.

Deterioration in the global economic environment has caused the oilfield and gas services industry to cycle into a downturn, and the rate at which it may continue to slow, or return to former levels, is uncertain. Adverse changes in capital markets and declines in prices for oil and natural gas have caused many oil and natural gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and natural gas producers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their vendors and service providers, including us. Any of these conditions or events could adversely affect our operating results.

Any interruption in our services due to pipeline ruptures or spills or necessary maintenance could impair our financial performance and negatively affect our brand.

Our water transport pipelines are susceptible to ruptures and spills and require ongoing maintenance. We may experience difficulties in maintaining the operation of our pipelines, thereby causing downtime and delays. For example, in 2010, we had breaks in our 50-mile pipeline in eastern Texas that resulted in a delay in transporting our customers’ water. While we have announced plans to add a new pipeline for additional capacity and operational efficiencies, any interruption in our services due to pipeline breakdowns or necessary maintenance could reduce sales revenues and earnings. If there are transportation interruptions at our pipelines, even if only temporary, our business and reputation could be severely harmed.

Our operations are subject to risks inherent in the oil and natural gas industry, some of which are beyond our control. These risks may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, pollution and other damage to the environment, fires and hydrocarbon spills. These conditions can cause:

•	personal injury or loss of life;

•	liabilities from pipeline breaks and accidents by our fleet of trucks and other equipment;

•	damage to or destruction of property, equipment and the environment; and

•	the suspension of operations.

For example, in 2011 saltwater-produced fluid from our pipelines leaked into a private property pond. Because of environmental and other regulations, we were required to clean up the pond and remediate the environmental impact. The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

We maintain insurance coverage that we believe to be customary in the industry against these hazards. We may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

We are subject to United States federal, state and local regulations regarding issues of health, safety, transportation, and protection of natural resources and the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

Our operations are subject to United States federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of produced-water and other materials. For example, our water solutions for energy development segment includes disposal into injection wells that pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders.

Failure to comply with these laws and regulations could result in the assessment of administrative, civil or criminal penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, and, to a lesser extent, orders to limit or cease certain operations. In addition, certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions.

We are subject to the trucking safety regulations, which are likely to be amended, and made more strict, as part of the initiative known as Comprehensive, Safety, Analysis, or “CSA.” If our current USDOT safety rating of “Satisfactory” is downgraded in connection with this initiative, our business and results of our operations may be adversely affected.

As part of the CSA initiative, the FMCSA is expected to open a rulemaking docket later in 2011 for purposes of changing its safety rating methodology. Any new methodology adopted in the rulemaking is likely to link safety ratings more closely to roadside inspection and driver violation data gathered and analyzed from month to month under the agency's new Safety Measurement System or "SMS." This linkage could result in greater variability in safety ratings than the current system, in which a safety rating is based on relatively infrequent on-site compliance audits at a carrier's place(s) of business. Preliminary studies by transportation consulting firms indicate that "Satisfactory" ratings (or any equivalent under a new SMS-based system) may become more difficult to achieve and maintain under such a system. If we lose our current "Satisfactory" rating, which is the highest and best rating under this initiative we may lose some of our customer contracts that require such a rating, adversely affecting our business prospects and results of operations.

Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.

Our water solutions for the energy development segment of operations are located in the southern, mid-western and eastern United States. These areas are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, we may be unable to move our trucks between locations, thereby reducing our ability to provide services and generate revenues. For example, many municipalities impose weight restrictions on the paved roads that lead to our customers’ jobsites due to the muddy conditions caused by spring thaws, limiting our access and our ability to provide service in these areas. In February 2011, portions of Texas had record snowfalls. During that period, we and our customers had to significantly reduce or halt operations, resulting in a loss of revenue. In addition, the regions in which we operate have in the past been, and may in the future be, affected by natural disasters such as hurricanes, windstorms, floods and tornadoes. In 2005 and 2008, tropical hurricanes and related storm activity caused extensive damage in and to portions of Texas and Louisiana. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and have a material adverse effect on our financial condition and results of operations.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

As a result of our acquisition of Complete Vacuum and Rental Inc., we increased the number of truck drivers from less than 5 to approximately 200 employed with us as of December 31, 2010. Maintaining a staff of qualified truck drivers is critical to the success of our operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers. In addition, due in part to current economic conditions, including the cost of fuel, insurance, and tractors and DOT regulatory requirements, the available pool of qualified truck drivers has been declining. Regulatory requirements, including the new initiative, and an improvement in the economy could reduce the number of eligible drivers or require us to pay more to attract and retain drivers. A shortage of qualified drivers and intense competition for drivers from other companies will create difficulties in increasing the number of our drivers for our anticipated expansion in our fleet of trucks. The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

In addition, we and other companies in the oil and gas industry suffer from a high turnover rate of drivers. The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing equipment. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our trucks without drivers, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

A portion of our business is operated through a joint venture in which our rights to control business decisions are limited.

A portion of our business is generated through Energy Transfer Water Solutions JV, LLC, or Energy Transfer Water Solutions, our joint venture with Energy Transfer Partners, L.P., or ETP, in which we hold a 50% ownership interest. The joint venture was formed to develop solutions for the transportation and treatment of produced water, frac fluids and other types of discharged waters generated in the Marcellus Shale and in the Haynesville Shale oil and natural gas fields. We have less control over business decisions affecting this joint venture than we have in our wholly-owned businesses. For example, we generally cannot act on major business initiatives for Energy Transfer Water Solutions without the consent of ETP. As a result, for this joint venture to operate efficiently, we and ETP must be in agreement on strategic, operational, funding and other matters. As a result of differing views and priorities, we and ETP may not agree on various matters related to the operation of Energy Transfer Water Solutions, which could result in delays or changes in operations that could materially harm our business prospects or lead to dissolution of the joint venture.

Risks Related to Our Bottled Water Segment

Limitations on or the unavailability of natural resources or energy resources needed to operate our business in China would impair our profitability.

In order to produce our bottled water products in China, we need a readily available supply of water and electricity. We depend mainly on municipal water supplies to provide the water used in our products and on regulated electric companies to provide us with the electricity needed for our production facilities. In the year ended December 31, 2010 primarily all of our water was sourced from municipal water supplies. The Chinese municipal governments may put usage limits on these water resources in situations when water reserves for their cities are low or curtail electricity usage when the demand for energy resources is high relative to supply. Our business operations, income and profits would be highly impaired if such limits are imposed.

In addition, the adequacy of our ground water supplies depends upon a variety of factors, including:

•	the amount of useable water stored in the groundwater basins;

•	water quality; and

•	climate change.

A shortage of ground water could adversely affect:

•	our supply mix by causing us to increase reliance upon more expensive water sources; and

•

our capital expenditures by requiring us to construct pipelines to connect to alternative sources of supply or new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers.

Increases in raw material prices that we are unable to pass on to our customers would reduce profit margins.

The principal raw materials used in our production, including water, bottled water containers, caps and packaging materials, are subject to a high degree of price volatility caused by external conditions. In particular, the PET (plastic) we use to manufacture our bottles is petroleum based and therefore subject to significant price fluctuations. In the year ended December 31, 2010 PET accounted for approximately 42% of our cost of goods sold. Oil prices have fluctuated significantly in recent years and the prices we pay for oil products and other raw materials may escalate in the future. Price changes to our raw materials may result in unexpected increases in production, packaging, and distribution costs, and we may be unable to increase the prices of our products to offset these increased costs. If so, our profit margins would decrease.

We may not be able to respond successfully to changes in the marketplace.

We are in the process of developing and introducing new bottled water products, such as flavored water, juices, teas, oxygenated water and nutrient-enriched bottled water products that could become new sources of revenue for us in the future and help us to diversify our revenue base. Part of our future development efforts will be focused on expanding our product offerings. If we fail to timely develop new products or if we overestimate market demand for new products in development, we may not be able to grow our sales revenue sufficiently to outpace our product development expenses.

Any difficulties or delays in delivery or poor handling by distributors and third party transport operators may affect our sales and damage our reputation.

We sell our own brands of bottled water in China through distributors. In the year ended December 31, 2010, our three largest distributors accounted for approximately 8% of total sales. The delivery of our products by distributors to retailers could be delayed or interrupted in the case of unforeseen events and disruptions that occur for various reasons beyond our control, including poor handling by distributors or third party transport operators, transportation bottlenecks, inclement weather, natural disasters, and labor strikes. Poor handling by distributors and third-party transport operators could also result in damage to our products. If our products are not delivered to retailers on time, or are delivered damaged, we could lose business and our reputation could be harmed.

We may ineffectively allocate and balance the supply of our bottled water products among our distribution channels.

We market and sell our bottled water products to distributors that sell them to end users under our own brands, to major global drink and beverage companies, and to other corporations, hotels, and casinos on a private label basis. Like any other manufacturer or producer of products, we have limited production capacity and there are times when our resources and capacity have been constrained. As our production capacity reaches its limit, it becomes more difficult for us to produce, balance, and allocate our bottled water products for sales through our various distribution and sales channels. In addition, we may be unable to expand production capacity in a timely manner to meet increased or unexpected demand.

If we fail to strike an appropriate balance in producing and delivering our products for sale through our network of sales and distribution channels, we may be unsuccessful in meeting the relative demands of our distributors and the consumer market, which would hurt our sales, reputation, and relationships with distributors and customers.

If we or distributors of our products are unable to maintain a positive brand image or if product liability claims or product recalls are brought against us or distributors of our products, our business, financial results, and brand image may be negatively affected.

Our success depends in part on our products having a positive brand image with customers and consumers. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and cause customers and consumers to choose other brands. We may be liable if the consumption of our products causes injury or illness. We may also be required to recall products if they become or are perceived to become contaminated or are damaged or mislabeled. Costs typically include the cost of the product being replaced, the cost of the recall borne by our distributors, and the cost of removing our products from the market. If a recall decision is made, we will need to estimate the cost of the recall and record a charge to earnings. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, and the ultimate negotiated sharing of the cost between us, our customers and the distributors of our products. A significant product liability or other product-related legal judgment against us or a widespread recall of our products could negatively impact our business, financial results, and brand image.

Changes to the existing environmental, food and hygiene, and production licensing laws and regulations in China may cause us to incur additional costs that could have an adverse impact on our financial position, and we may not be able to comply with such laws and regulations.

We are subject to China’s environmental and food and hygiene laws and regulations. However, many of China’s laws and regulations are broad in their scope yet not specific as to regulatory standards. Accordingly, the local and national implementation of such laws and regulations in different localities may vary significantly. Although we strive to comply with all the applicable Chinese laws and regulations, the relevant government authorities may later determine that we have not been in compliance with certain laws or regulations. Failure to comply with these laws and regulations could result in substantial fines, suspension of operations by China’s government, loss of necessary licenses, recalls of our products and, in the case of serious noncompliance with China’s food and hygiene laws, we and our management may be subject to criminal proceedings.

To comply with these laws and regulations, we may need to obtain and maintain numerous permits, approvals and certificates from various governmental authorities. While the cost of such compliance has not been significant in the past, new laws, regulations or enforcement policies could become more stringent and significantly increase our compliance costs that we may not be able to pass on to customers or limit our future business opportunities, which could have a material adverse effect on our gross margins, results of operations and business prospects.

Natural disasters, violent weather conditions, labor strikes and terrorist attacks could severely disrupt normal operations and harm our business.

We produce bottled water and bottle products in 7 manufacturing facilities in China. As a result, our manufacturing activities and facilities are vulnerable to events beyond our control, such as earthquakes, tornadoes, fires, floods, typhoons, labor disturbances, and terrorist attacks, that could cause interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We are particularly affected by earthquakes and violent weather conditions. Since 2003, China has had three earthquakes that measured at least 6.8 in magnitude. In addition, in 2006 and 2007, China’s southeastern coast was hit by typhoons that caused substantial property damage in the region. Any interruptions in production or damage to our facilities could reduce our net volume output and lost business opportunities, reducing sales revenue and earnings.

We operate 7 manufacturing facilities in China, which exposes us to risks inherent to doing business in China that could harm our future revenues, gross margins and operations.

Because we currently have 7 manufacturing facilities in China, we are exposed to risks of operating in China. Many of these risks are beyond our control, including:

•	difficulties in obtaining domestic and foreign import and other governmental approvals, permits and licenses;

•	currency exchange rate fluctuations of the Renminbi, which could affect our earnings and the value of our assets when translated to U.S. dollars;

•	exchange controls or other currency restrictions;

•	trade restrictions or higher tariffs, including those on raw materials and equipment;

•

interpretation and compliance with Chinese laws, including laws applicable to foreign-invested enterprises, mergers and acquisitions involving Chinese companies, health and safety, and labor and employment;

•	difficulties in enforcement of Chinese laws, regulations and rules that may limit legal protections available to us and our stockholders;

•

unexpected changes in regulatory requirements, royalties and withholding taxes that restrict or make more costly the repatriation of earnings generated by our operations in China or influence the effective income tax rate attributable to profits generated or lost in China;

•	difficulties in collecting payments from our customers in China to whom we have extended significant amounts of credit if those customers do not pay on the terms extended to them;

•

the need to successfully consolidate the financial statements of our Chinese operations that are prepared in accordance with China’s accounting standards, which may not be consistent with U.S. generally accepted accounting principles;

•	the need to maintain an effective financial reporting system, including the need to implement and maintain internal controls over financial reporting that comply with the Sarbanes-Oxley Act;

•	increased governmental ownership and regulation of the economy;

•	inflation and adverse economic conditions stemming from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	war, civil unrest or significant political instability;

•	expropriation, confiscatory taxation, nationalization or other government actions with respect to our assets in China; and

•	restrictive governmental regulation and bureaucratic delays.

The occurrence of one or more of these risks may:

•	subject our past and future stockholders who are Chinese residents to fines and legal sanctions;

•	restrict the movement of funds to and from our operations in China, including dividend distributions and capital contributions;

•	require us to unwind transactions that fail to comply with certain Chinese laws and regulations;

•	revoke the right of our subsidiaries to do business in China;

•	inhibit our ability to collect receivables from our customers;

•	limit our ability to make future investments in China; and

•	harm our future revenues, gross margins and operations.

China Water’s business will suffer if it loses its land use rights.

There is no private ownership of land in China and all land ownership is held by the government of China, its agencies, and collectives. Land use rights can be obtained from the government for a period up to 70 years and are typically renewable. China Water holds land use rights for some of its occupied properties and leases property from third parties that it believes have proper land use rights. However, these land use rights may not necessarily be renewed and China Water’s lessors may not maintain their land use rights. If China Water or any of its lessors lose their land use right certificates, China Water may lose production facilities that would be difficult or impossible to replace. Should it have to relocate, China Water’s workforce may be unable or unwilling to work in the new location and its operations may be significantly disrupted during the relocation. The relocation or loss of facilities could cause China Water to lose revenues and/or increase its costs of production, which would negatively impact our financial results.

Risks Related to Our Common Stock

We may issue a substantial number of shares of our common stock in the future and stockholders may be adversely affected by the issuance of those shares.

As of March 1, 2011, we had outstanding, 63.3 million publicly-issued warrants and 2.7 million privately-issued warrants to acquire an additional approximately 66.0 million shares of our common stock. All of the public warrants entitle the holder to purchase from us one share of our common stock at an exercise price of $6.00 and 941,175 of the private warrants are exercisable at $6.38 and 1,791,045 of the private warrants are exercisable at $2.02. The public warrants will expire on November 9, 2011 and the private warrants will expire on January 24, 2013 and August 22, 2012, respectively, or earlier upon redemption. As of March 1, 2011, we have granted an aggregate total of 2,722,858 options to acquire shares of common stock and restricted stock units under the Heckmann Corporation 2009 Equity Incentive Plan, consisting of 1,820,000 options to acquire shares of our common stock and 902,858 restricted stock units. We also have a total of 2,277,142 options and restricted stock units available for future grants under the Heckmann Corporation 2009 Equity Incentive Plan. If all of these warrants and options were exercised, and all restricted stock units fully vest, the common shares issuable from these warrants, options, and restricted stock units would represent approximately 62% of our outstanding common stock as of March 1, 2011 and would, upon their exercise and vesting and the payment of the exercise prices, as appropriate, dilute the interests of other stockholders and could adversely affect the market price of our common stock.

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

The market price of our common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	changes in the price of natural gas;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

The trading price of our common stock since our initial public offering has ranged from a high of $10.44 on the New York Stock Exchange on September 3, 2008 to a low of $3.38 on July 10, 2009. The last reported price of our common stock on the New York Stock Exchange on March 1, 2011 was $5.79 per share.

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

Provisions of our certificate of incorporation and bylaws, each as amended and restated, and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our management and board of directors. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	establishing a classified board of directors, so that only approximately one-third of our directors are elected each year;

•	providing our board of directors the ability to set the number of directors and to fill vacancies on the board of directors occurring between stockholder meetings;

•	providing that directors may only be removed only for “cause” and only by the affirmative vote of the holders of at least a majority in voting power of our issued and outstanding capital stock; and

•	limiting the ability of our stockholders to call special meetings.

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years following the date the beneficial owner acquired at least 15% of our stock, unless various conditions are met, such as approval of the transaction by our board of directors. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

The existence of the foregoing provisions and anti-takeover measures, as well as the significant common stock beneficially owned by our Chairman, Richard J. Heckmann, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease our executive offices in Palm Desert, California, and additional office space in Tyler, Texas, Hong Kong and Shanghai China. We also lease warehouses and production facilities in China. We own office space in Joaquin and Carthage, Texas and in Frierson, Louisiana. In addition we own one land use right in China. The following table summarizes our current land use right, owned properties and leases:

Address	Leased/Owned	Expires
No. 2 Zhu Ji Road, Ji Shan Village, Zhu Ji Street, Dong Pu, Tian He District, Guangzhou, Guangdong Province, China	Leased	2012

449 Lian Yun Gang Street, Kao Shan Village, Economic and Technology Development District, Changchun, Jilin Province, China	Leased	2011

Dong Jiu Road South, Shang Ye County, Feixian, Shandong Province, China	Land Use Right	2023

District 9, No. 19 Ke Yuan Xi Shi Road, Nanning, Guangxi Province, China	Leased	2011

Address	Leased/Owned	Expires

Zhuan Qiao Xi, Bei Er Cun Road, Sha He Zen, Chang Ping District, Beijing, China	Leased	2012

No. 168 Yuan Da San Road, Huang Hua Zhen, Changsha, China	Leased	2012

#505 of Block 9 and #205 of Block 15, Caizheng Small town, Jingkai District, Changchun, Jilin Province, China	Leased	2011

5-10 Huazhou road, Haizhu District, Guangzhou, Guangdong Province, China	Leased	2011

CWDK (Shanghai), 2/F., Block 2, No. 2005, Hong Mei Road, Shanghai, China	Leased	2014

China Water Investment Management, No. 7 West Axis, West Warehouse Building, Puning Road, Tangwan Village, Minxing District, Shanghai, China	Leased	2011

China Water Investment Management, Unit 7B06, No. 1915 North Jing, Sichuan, Shanghai, China	Leased	2011

Olympic Forward Trading, Units 2908 & 09. 29F., Tower II Metroplaza, NO 223 Hing Fong Road, Kwai Fong, N.T., Hong Kong	Leased	2012

Guangdong Taoda, Warehouse #20, Fei Feng Mountain, Hensha, Huangpu Region, Guangzhou, Guangdon Province, China	Leased	2011

Changchun Taoda, Room 104, Door 2, Block 2, Yin He Jia Yuan Small Town, Changchun, Jilin Province, China	Leased	2011

Changchun Taoda, Dong Huang Xin Feng, Economic and Technological Development Zone, Changchun, Jilin Province, China	Leased	2011

No. 888 Zhongyan Road, Hantou Township, Nanhui District, Shanghai, China	Leased	2012

China Water Investment Management, 1/F., No. 1008 Wuzhong Road, Minhang District, Shanghai China	Leased	2012

CWDK (Shanghai), Room 423, No. 289 Wujin Road, Shanghai, China	Leased	2013

CWDK (Guangzhou), 46 Xinye Road, Yonghe Economic Zone, Guangzhou, Guangdong Province, China	Leased	2020

Guangzhou Conghua Mineral Water Co., Ltd., Niu Bu Jing, Wen Quen Town, Conghua, Guangzhou, Guangdong Province, China	Leased	2017

No 1 Jing San Road, Liu Yang Industrial Manufacturing Base, Changsha City, Hunan Province, China	Leased	2018

Xian, 3 Feng Jing Road, Feng Jing Industrial Region, Hu Xian, Xian, Shanxi Province, China	Owned	N/A

Changsha Rongtai, No. 168 Yuan Da San Road, Huang Hua Zhen, Changsha China	Leased	2011

Nanning Taoda, Northside Factory #1, District 9, No. 19 Ke Yuan Xi Shi Road, Nanning, Guangxi Province, China	Leased	2011

Nanning Taoda, Factory #1, District 9, No. 19 Yuan Xi Shi Road, Nanning, Guangxi Province, China	Leased	2015

Nanning Taoda, Factory #1, No. 19 Ke Yuan Xi Shi Road, Nanning Guangxi Province, China	Leased	2011

202 CR 37, Joaquin, TX.	Owned	N/A

Address	Leased/Owned	Expires

1607 NE Loop, Carthage, TX.	Owned	N/A

525 Ball Park Drive, Frierson, LA.	Owned	N/A

44 Sartain Road, Quitman, AK.	Owned	N/A

102256 IH 37, Pleasanton TX.	Owned	N/A

8082 CR 3124 E, Longbranch, TX.	Owned	N/A

1719 Hal, Cleburne, TX.	Leased	2011

13594 State Highway 7 West, Center, TX.	Leased	2016

9523 CR 3143, Mr Enterprise, TX.	Leased	2021

9092 FM 2517, Carthage, TX.	Leased	2017

14848 Highway 69 North, Pollock, TX.	Leased	2017

107 CR 153, Carthage, TX.	Leased	2018

12142 US Highway 84 East, Joaquin, TX.	Leased	2018

75080 Frank Sinatra Drive, Palm Desert, CA.	Leased	Month to Month

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

For the year ended December 31, 2010, the total expense associated with our leased properties was approximately $1,768,000.

Item 3.	Legal Proceedings

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water, and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the Company and its directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that the Company’s intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that the Company entered into with him, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but ordered that pending resolution of the Xu litigation, the Company may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, the Company filed an answer and countersuit with claims against Xu for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. The Company seeks recovery of not only the stock at issue, but also cash paid to Xu and cash the Company believes was misappropriated by Xu. The Company’s affirmative defenses and its countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

In response to the Company’s affirmative defenses and countersuit, Xu filed a motion for partial judgment on the pleadings, seeking the dismissal of the Company’s claims. On October 26, 2009, the Court denied Xu’s motion in large part and also denied Xu’s request for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. The Court rejected Xu’s arguments regarding the fraud and breach of fiduciary claims as premature, and ruled that evidentiary questions of fraud and the voidabilty of the transition agreement will remain for later proceedings and trial. Although the Company’s countersuit for Xu’s breach of fiduciary duties and its affirmative defenses to his claims are going forward, the Court reduced the pleadings by dismissing the Company’s counterclaims for contract breach and conversion. In light of the pending litigation, disputed shares will continue to be included in the Company’s outstanding shares until the litigation is finally resolved. Based on statements by Xu during discovery proceedings, the Company believes that Xu, together with one of the holders of the noncontrolling interest in China Water’s subsidiary Harbin Taoda Drinks (“Harbin”), were parties to certain loan agreements that were not disclosed to the Company in connection with its acquisition of China Water or in China Water’s SEC filings prior to such acquisition, and were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business.

In Xu’s companion case for legal fee expense reimbursement as a former director under the indemnity provisions of the Company’s bylaws and certificate of incorporation, Xu complied with the conditions set by the Company’s Board of Directors and the Court mandate that he provide an irrevocable bonded and collateralized $1,000,000 letter of credit in favor of the Company. As a result, requests for expense reimbursement are secured, and, upon submission to the Company and/or approval by the Court, as applicable, the Company will issue reimbursement payments. The Company has paid approximately $1,000,000 in the twelve months ended December 31, 2010 to Xu’s counsel for these reimbursements.

The outcome of the litigation with Xu is not known at this time. The Company and Xu each have made various claims. However, if the results of the litigation are all resolved in favor of Xu, the remaining 3,500,000 of Xu’s contingently returnable shares will be released from escrow pursuant to the terms of the Majority Stockholder Consent Agreement. Because the 3,500,000 shares were excluded from the calculation of the purchase price of China Water and because the goodwill resulting from the China Water acquisition has been substantially impaired (as previously disclosed), the issuance of the contingently returnable shares from escrow would have a significantly negative impact on the Company’s consolidated financial statements. In such hypothetical situation, the financial impact could equal 3,500,000 times the market price of our common shares on the date of such resolution. At this time, the litigation has not gone to trial, nor has the judge rendered any dispositive order in the matter.

On May 28, 2010, Ng Tak Kau (“Ng”), a former officer of China Water that was also part of the selling insiders group that includes Xu, filed a lawsuit in the Delaware Court of Chancery making various claims against the Company and its directors and executive officers allegedly arising out of the Company’s intended cancellation of 4.08 million shares of the Company’s common stock potentially issuable to Ng in connection with the Company’s acquisition of China Water. Ng claimed that the Company’s intended cancellation of the 4.08 million shares is unwarranted and a breach of agreements entered into in connection with the acquisition. On July 13, 2010, the Company filed an answer denying all allegations, and a countersuit for fraud and fraudulent inducement. On August 10, 2010, Ng filed a motion for partial judgment on the pleadings. On January 7, 2011, the Delaware Court of Chancery granted in part Ng's motion for judgment on the pleadings and directed Heckmann to provide Ng with a stock certificate reflecting ownership of 4,080,000 shares of Heckmann common stock. On January 20, 2011, Heckmann and Ng entered into a settlement agreement to resolve all of Ng's and Heckmann's claims. Refer to Note 14—Subsequent Events in our consolidated financial statements included in this annual report on Form 10-K for additional details of the settlement.

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the "Class Action"). The Class Action alleges violations of United States federal securities laws in connection with the Company’s acquisition of China Water in 2008. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge's report and recommendation on the motion to transfer. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff's opposition to the motion to dismiss.

On May 21, 2010, Westfield Retirement Board, also purporting to act on behalf of the Company’s stockholders, filed a virtually identical class action lawsuit in the United States District for the Central District of California as the Class Action. On July 26, 2010, Westfield filed a request to voluntarily dismiss that case. On July 27, 2010, the case was dismissed.

On November 18, 2010, Melissa Hess filed a stockholder derivative complaint, purportedly on behalf of the Company, against various officers and directors of the Company in the Superior Court of California, County of Riverside (the "Derivative Action"). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Acton by filing a motion to stay the case until the Class Action is resolved and a demurrer to derivative complaint.

The outcome of the above litigation matters could have a material adverse effect on our consolidated financial statements.

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

The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices for our units, common stock and publicly traded warrants, respectively, as reported on the New York Stock Exchange.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2009
First Quarter	$6.31	$4.31	$1.48	$0.60	$7.75	$5.20
Second Quarter	$5.27	$3.75	$0.95	$0.55	$6.00	$4.70
Third Quarter	$4.75	$3.38	$0.59	$0.35	$5.50	$5.00
Fourth Quarter	$5.10	$4.17	$0.93	$0.50	$6.42	$4.99

2010
First Quarter	$6.34	$4.87	$1.40	$0.65	$12.95	$6.30
Second Quarter	$6.22	$4.64	$1.09	$0.43	$5.65	$6.81
Third Quarter	$4.93	$3.64	$0.46	$0.18	$5.65	$5.30
Fourth Quarter	$5.17	$3.80	$0.32	$0.14	$5.30	$4.87

Holders

As of February 7, 2011, our common stock was held by approximately 3,938 record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds.

On November 30 2010, we issued 2,008,562 shares of our common stock pursuant to a valid private placement under the Securities Act in connection with the acquisition of Complete Vacuum and Rentals, Inc. Other than the foregoing, we did not make any unregistered sales of equity securities during year ended December 31, 2010.

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

During the year ended December 31, 2010, 4,759,101 warrants were purchased by the Company, in cash, for an aggregate of $2.0 million (the market price for the public warrants). The following table provides additional details regarding warrant repurchases during the periods indicated.

	Issuer Purchases of Equity Securities
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Warrants that May Yet Be Purchased Under the Plan
June 1, 2010 to June 30, 2010	1,543,000	$0.47	1,543,000	*
July 1, 2010 to July 31, 2010	3,216,101	$0.41	3,216,101	*

*	The volume is in the Board’s discretion.

During the year ended December 31, 2010, 276,465 common shares were purchased by the Company, in cash, for an aggregate of $1.1 million (the market price). The following table provides additional details regarding common share repurchases during the periods indicated.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares that May Yet Be Purchased Under the Plan
November 1, 2010 to November 30, 2010	276,465	$3.94	276,465	*

*	The volume is in the Board’s discretion.

Performance Graph

The following graphs compare the cumulative total return for our common stock from November 20, 2007, the date our common stock first became separately tradable, through December 31, 2010 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graphs assume $100 invested on November 20, 2007 in our common stock and $100 invested at that same time in each of the two indices.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Copyright© 2010 Dow Jones & Co. All rights reserved.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our consolidated financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K. The following discussion includes the operating results of China Water since October 30, 2008, the operating results of HWR since July 1, 2009, the date HWR acquired all of the assets of Greer Exploration Corporation and the Silversword Partnerships, and all of the membership interests of Charis Partners, LLC and the operating results of CVR since November 30, 2010. Prior to our October 30, 2008 acquisition of China Water, Heckmann Corporation (the “Successor Company) was a blank check company with no operations. Accordingly, the results of operations included for the period from January 1, 2008 through October 29, 2008 and the years ended December 31, 2007 and 2006 represent the operating results of China Water (the “Predecessor Company)” only.

Income Statement Data

Predecessor Company

In thousands, except share and per share data	January 1, 2008 to October 29, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Net sales	$9,757	$53,332	$35,700
Gross profit	1,689	18,413	9,079
Operating expenses	112,532	57,546	3,101
Other income (expense), net	(11,365)	1,970	285
Loss from continuing operations before income taxes	(122,208)	(37,163)	6,263
Income tax benefit	—	31	—
Income (loss) from continuing operations	(122,208)	(37,132)	6,263
Income from discontinued operations	1,208	610	—
Net (loss) income	$(121,000)	$(36,522)	$6,263
Net (loss) income per share—basic and diluted:
(Loss) income from continuing operations	$(1.29)	$(0.48)	$0.10
Income from discontinued operations	0.01	0.01	—
Weighted average shares outstanding—basic and diluted	94,521,000	77,772,000	59,872,000

Successor Company

In thousands, except share and per share data	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	For the Period 29-May-07 (Inception) through December 31, 2007
Net sales	$45,691	$35,975	$10,507	$—
Gross profit	10,740	9,241	3,260	—
Operating expenses	32,652	408,754	3,907	169
Other income (expense), net	4,160	3,973	(10,383)	2,486
(Benefit) provision for income taxes	(3,059)	(2)	3,710	1,171
Net (loss) income	$(14,693)	$(395,538)	$(14,740)	$1,146
Net (loss) income attributable to the Company	(14,693)	(395,395)	(14,917)	1,146
Net (loss) income per share:
Basic and diluted	$(0.14)	$(3.61)	$(0.20)	$0.03
Weighted average shares outstanding
Basic and diluted	108,819,384	109,575,057	74,853,651	25,305,415

Balance Sheet Data (Successor Company)

In thousands, except share and per share data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Total current assets	$203,239	$176,091	$333,668	$430,647
Total assets	401,253	364,989	763,093	430,647
Total current liabilities	54,622	41,170	14,483	20,838
Total liabilities	98,176	51,846	16,489	20,838
Common stock, subject to possible redemption, 16,235,039 shares at $7.91 per share (*)	—	—	—	128,419
Deferred interest income attributable to common stock subject to possible redemption (net of taxes of $182)	—	—	—	265
Non controlling interest	1,456	2,162	2,845	—
Total equity of Heckmann Corporation	301,621	310,981	743,759	281,125

(*)	These shares were redeemable because they were issued in our initial public offering and, under the terms of our initial public offering prospectus, their holders had the right to vote against our acquisition of China Water and exercise their right to convert these shares into cash. Of the 16,235,039 shares of our common stock that were subject to possible redemption, only 1,021,695 shares were redeemed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Company Overview

We are a water solutions company focused on water issues worldwide and, in particular, oil and shale gas exploration and production. We have two operating segments: water solutions for energy development and bottled water products. Our water solutions for energy development segment, which is branded HWR, presently includes (a) our water disposal, trucking, fluids handling, treatment and pipeline transport facilities and water infrastructure services for oil and gas exploration and production companies, (b) our joint venture with Energy Transfer Partners, L.P., which we maintain through our wholly-owned subsidiary HWS, and (c) our minority interest investment in water infrastructure solutions and pipeline supplier UGSI (OTC: UGSI). Our bottled water products segment is located in the People’s Republic of China and presently includes our bottled water business operated by our wholly-owned subsidiary China Water.

The Company was incorporated in Delaware on May 29, 2007, and is headquartered in Palm Desert, California. We began as a blank check development stage company. On November 16, 2007, we completed an initial public offering of 54,116,800 units (each consisting of one share of common stock and one warrant exercisable for an additional share of common stock), including 4,116,800 units issued pursuant to the partial exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $421 million. On the same date, we also completed a private placement of warrants to our founders at an aggregate purchase price of $7 million, or $1.00 per warrant.

With the proceeds raised from these offerings, and issuance of additional common stock, on October 30, 2008, we completed our acquisition of China Water, and now operate its seven bottled water facilities in China, with Coca Cola China as our largest customer.

On July 1, 2009, through our subsidiary HWR, we purchased a water disposal business serving customers in the oil and gas industry. On January 31, 2010, we completed a 50-mile water transport pipeline and treatment facility network in the Haynesville Shale field that was in process at the time of acquisition. It is designed to treat and dispose of up to 100,000 barrels of water per day and is supported by a network of deep injection disposal wells. HWR now operates a multi-modal water disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of complex water flows including flowback water, frac fluids, and produced brine waters generated in their oil and gas operations.

On February 4, 2010, we announced a joint venture with Energy Transfer Partners, L.P. The joint venture is a 50/50 partnership and will operate under the name Energy Transfer Water Solutions, JV, LLC. It develops water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. Our 50% interest in the joint venture is held through HWS.

On November 30, 2010, we purchased all of the outstanding equity interests of CVR, a company that operates an oilfield waste transportation and disposal business with a fleet of vacuum trucks, winch trucks and frac tanks operating from terminals in east Texas, northwest Louisiana and central Arkansas and a network of six deep injection disposal wells located in east Texas. The acquisition of CVR has allowed us to provide a full range of produced water transportation and disposal solutions to natural gas operators operating in the region surrounding our existing 50-mile wastewater transportation pipeline, including a large transportation fleet and deep-injection disposal wells.

As of December 31, 2010, we had approximately $91 million in cash and cash equivalents as well as approximately $102 million of certificates of deposit and marketable securities on our balance sheet. In 2011, we plan to continue building the businesses, and we will also make additional acquisitions.

Operations Overview

Water Solutions for Energy Development

Through the businesses included within HWR, our water solutions for energy development segment provides a full range of water solutions for fresh water, flowback water, produced water including reuse and disposal services, transportation and storage services for unconventional oil and gas exploration in the various on-shore shale plays or areas of the continental United States. HWR serves oil and natural gas exploration and production companies seeking to dispose of, transport, or treat for reuse, complex water flows generated in their oil and gas operations. Our services include trucking and distribution, disposal, reuse treatment, storage and pipeline transport facilities, and construction of pipeline infrastructure.

Bottled Water Products

China Water produces bottled water products at facilities throughout China. China Water uses two types of production lines, one which produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other which produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). China Water produces a variety of bottled water products including purified water, mineralized water, and oxygenated water. China Water has the capacity to produce up to 0.9 billion bottles of water annually in China. China Water supplies bottled water products to beverage companies and servicing companies, including Coca-Cola China, Uni-President and Jian Li Bao. China Water also markets its bottled water products in China using the brand names “Absolutely Pure” and “Grand Canyon.” In addition, China Water provides private label bottled products to companies in the service industry, such as hotels and casinos.

Results of Operations Overview

Basis of Presentation

The Company had no material operations prior to its acquisition of China Water on October 30, 2008. Accordingly, China Water is considered our predecessor prior to that date, and the financial statements of China Water and the following discussion of the results of operations and cash flows are included herein on that basis. Specifically, set forth below is a discussion that compares our results of operations for the year ended December 31, 2010 (which include CVR operations from November 30, 2010) with the year ended December 31, 2009 and our results for the year ended December 31, 2009 (which included our China Water operations for the full year and our HWR operations from the date of acquisition) with China Water’s historical results of operations for the period from January 1, 2008 to October 29, 2008, prior to our acquisition on October 30, 2008.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

(in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales	$45,691	$35,975
Cost of goods sold	34,951	26,734

Gross profit	10,740	9,241
Operating expenses	32,652	408,754

Loss from operations	(21,912)	(399,513)
Interest income, net	2,005	3,928
(Loss) income from equity method investment	(4,016)	47
Other income (expense), net	6,171	(2)

Loss before income taxes	(17,752)	(395,540)
Income tax benefit	3,059	2

Net loss	$(14,693)	$(395,538)

Net Sales

Net sales for the year ended December 31, 2010 were $45.7 million, which represents $15.2 million of revenues from our water solutions for energy development segment and $30.5 million of sales from our bottled water segment, as compared to net sales for the year ended December 31, 2009 of $36.0 million, which represented $3.8 million of revenues from our water solutions for energy development segment and $32.2 million of sales from our bottled water segment. Revenues for the year ended December 31, 2010 from water disposal operations were significantly greater than the year ended December 31, 2009, reflecting full year revenues from the July 2009 acquisition of HWR and one month of sales from the November 2010 acquisition of CVR. Revenues from water disposal operations were negatively impacted for the year ended December 31, 2010 as a result of start-up and commissioning activities discussed below. Revenues from bottled water sales were down slightly from the year ago period due primarily to the second quarter 2010 rescission of the Harbin acquisition, which contributed $2.5 million of sales during the first half of 2010 and $4.7 million of sales for the full year 2009, the third quarter 2009 deconsolidation of ShenYang Aixin which contributed $0.8 million of sales to 2009 and the third quarter 2009 closure of the Beijing factory which contributed $0.5 million of sales to 2009 offset by the first quarter 2010 opening of a new factory in the city of Xi’an which added $2.1 million of sales to full year 2010 results. Revenues for our bottled water business are primarily volume related as product sales prices and product mix did not change substantially during the periods presented.

Cost of Goods Sold and Gross Profit

The cost of goods sold for the year ended December 31, 2010 was $34.9 million, resulting in total gross profit of $10.7 million, or 23.4% of sales. Of this gross profit, $3.9 million, or 25.7%, was attributable to water disposal revenues, and a gross profit of $6.8 million, or 22.3%, was attributable to sales of bottled water. The cost of goods sold for the year ended December 31, 2009 was $26.7 million, resulting in total gross profit of $9.2 million, or 25.6% of sales. Of this gross profit, $1.7 million, or 45.0%, was attributable to water disposal revenues, and a gross profit of $7.5 million, or 23.4%, was attributable to sales of bottled water. Including the increased impact on full year 2010 gross profits of $2.2 million from the water disposal acquisitions in Q3 2009 and Q4 2010, gross profits were still lower than expected due to interruptions encountered as a result of start-up and commissioning activities on the Haynesville pipeline during the second and third quarters of 2010. Gross profits from sales of bottles water were lower year over year primarily the result of the second quarter 2010 rescission of the Harbin acquisition, which contributed $0.4 million of gross profits during the first half of 2010 and $1.0 million for the full year 2009.

Operating Expenses

Operating expenses for the year ended December 31, 2010 totaled $32.6 million, compared to $408.8 million for the year ended December 31, 2009. Operating expenses for the year ended December 31, 2009 included a $357.5 million non-cash goodwill impairment charge based upon finalizing our goodwill impairment analysis on the China Water acquisition as of September 30, 2009 (see “Note 3—Business Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K). In addition, we recorded impairments to the carrying value of our fixed assets of approximately $6.8 million for the year ended December 31, 2009 primarily related to the closure of the Beijing factory, which was acquired by China Water prior to October 30, 2008.

Also included in operating expense for the year ended December 31, 2010 are pipeline start-up and commissioning costs of approximately $11.8 million resulting from anomalies in certain segments of the Haynesville pipeline. Accordingly, we reduced the operating pressures below normal operating pressures as we performed additional testing procedures and remediated the anomalies. The pressure reductions and shutdowns that were undertaken to remediate anomalies reduced throughput and adversely impacted our operating costs and revenues during the year ended December 31, 2010.

General and administrative expenses for the year ended December 31, 2010 were $17.9 million which included approximately $1.0 million of stock based compensation and amortization expense of approximately $1.7 million. General and administrative expenses for the year ended December 31, 2009 were $41.3 million which included approximately $2.0 million of stock based compensation and amortization expense of approximately $2.6 million. Also included in general and administrative expense for the year ended December 31, 2009 are approximately $5.3 million of expenses relating to the deconsolidation of ShenYang Aixin (see “Note 11—Deconsolidation” to our consolidated financial statements included in this Annual Report on Form 10-K). General and administrative expense for the year ended December 31, 2009 also includes a $4.5 million expense for reimbursements made to Xu Hong Bin, the former president and chairman of China Water, that were previously capitalized, $9.3 million of bad debt expense, a $3.9 million loss on disposal of property, plant and equipment, and provisions for liabilities of $1.3 million.

In addition, during the first quarter of 2009, we adopted the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance for business combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting treatment in which acquisition related expenses were included as part of the purchase price of an acquired company. We incurred approximately $0.2 million in acquisition related costs in connection with our acquisition by HWR of our saltwater disposal and transport business in the year ended December 31, 2009, and approximately $0.5 million in acquisition related costs in connection with our acquisition of CVR in the year ended December 31, 2010.

Loss from Operations

Loss from operations was $21.9 million and $399.5 million for December 31, 2010 and 2009, respectively, primarily as a result of the $357.5 million non-cash goodwill impairment charge and the other items mentioned above.

Interest Income, net

During the years ended December 31, 2010 and 2009, we recorded interest income on invested funds of approximately $2.0 million and $3.9 million, respectively. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in December 31, 2010 compared to the same period of 2009.

(Loss) Income from Equity Method Investment

During the year ended December 31, 2010, we recorded a loss of approximately $0.7 million representing the Company’s 50% interest in the joint venture that is held through HWS. We also recorded a $4.0 million non-cash impairment charge during the second quarter of 2010 to fully impair the carrying amount of our equity investment in China Bottles. In the fourth quarter of 2010 certain members of former China Bottles management approached the Company and inquired if they could repurchase the shares of China Bottles stock originally representing the 48% owned equity investment. The shares were thinly traded with no public float. The Company agreed to sell the 36,000,000 shares underlying the 48% equity investment in a private transaction and accordingly the non-cash impairment charge was reduced by the sale proceeds of $0.7 million. For the year ended December 31, 2009, we recorded equity income from China Water’s 48% equity method investment in China Bottles, Inc. totaling approximately $47,000.

Other Income (Expense), net

During the year ended December 31, 2010, we recorded other income of approximately $6.2 million compared to other expense of $2,000 for the same period in 2009. The increase was primarily attributable to a $4.2 million change in the fair value of the contingent consideration associated with the performance based earn-out related to the Charis acquisition. As a result of pipeline start-up and commissioning expenses incurred in the twelve months ended December 31, 2010, management determined that the earn-out obligation related to the 2010 profitability target for the Charis acquisition would not be met.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2010 was approximately $3.2 million related primarily to losses sustained from pipeline start-up and commissioning expenses during the year. The income tax benefit for the year ended December 31, 2009 was approximately $2,000.

Net loss

Our net loss for the year ended December 31, 2010 was $14.7 million compared to $395.5 million for the year ended December 31, 2009. The change relates primarily to the $357.5 million non-cash goodwill impairment loss and other items incurred in the year ended December 31, 2009 as mentioned above.

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

Net Sales

Net sales for the year ended December 31, 2009 were $36.0 million, which represents $32.2 million of sales from our bottled water segment and $3.8 million of revenues from our water solutions for energy development segment, as compared to $9.8 million for the period from January 1, 2008 to October 29, 2008 all of which was generated from sales from our bottled water segment. Revenues for the twelve months ended December 31, 2009 were significantly greater than the $9.8 million in revenues recorded for the period from January 1, 2008 to October 29, 2008, reflecting (i) the acquisition by China Water of three new plants in 2008 and the inclusion of their results of operations for the full year (which totaled $12.0 million in 2009 versus $1.8 million during the period from January 1, 2008 to October 29, 2008), (ii) stabilization of the China Water business under new management, and (iii) contributions from our water solutions for energy development segment, the business of which we acquired in 2009. Revenues for our bottled water business are primarily volume related as product sales prices and product mix did not change substantially during the periods presented. In addition, during the year ended December 31, 2009 we deconsolidated the ShenYang Aixin factory (see “Note 11—Deconsolidation” to our consolidated financial statements included in this Annual Report on Form 10-K). With revenues of approximately $10.8 million, the results of operations of the ShenYang Aixin factory were material to the predecessor operations, and therefore are being presented as discontinued operations for the predecessor periods. Revenues for the ShenYang Aixin factory were not material to the successor operations (approximately $0.8 million), and therefore are included in the successor period revenues.

Cost of Goods Sold and Gross Profit

The cost of goods sold for the year ended December 31, 2009 was $26.7 million, resulting in total gross profit of $9.2 million, or 25.7% of sales. Gross profit of $7.5 million, or 23.4%, was attributable to bottled water sales and a gross profit of $1.7 million, or 45.0%, was attributable to water disposal revenues. Cost of goods sold for the period from January 1, 2008 to October 29, 2008 was $8.1 million, resulting in total gross profit of $1.7 million, or 17.3% of sales, all of which was attributable to sales of bottled water by the Company’s China Water subsidiary. Cost of goods sold for the three acquisitions consummated by China Water prior to the Company’s acquisition of China Water totaled approximately $7.9 million resulting in gross profit of approximately $4.1 million or 34.2% for the year ended December 31, 2009. Cost of goods sold and gross profits for the Grand Canyon factory for the ten months ended October 29, 2008 were approximately $1.3 million (27.8% of sales) and $0.5 million, respectively. Also included in cost of sales for the year ended December 31, 2009 were approximately $0.8 million of non-cash charges to write off $0.3 million of assets at the Beijing factory and $0.5 million for additions to the inventory reserve.

Operating Expenses

Operating expenses for the year ended December 31, 2009 totaled $408.8 million, compared to $112.5 million for the period from January 1, 2008 to October 29, 2008. The operating expenses for the year ended December 31, 2009 included a $357.5 million non-cash goodwill impairment charge based upon finalizing our goodwill impairment analysis as of September 30, 2009 (see “Note 3—Business Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K). In addition, we recorded impairments to the carrying value of our fixed assets of approximately $6.8 million for the year ended December 31, 2009 primarily related to the closure of the Beijing factory, which was acquired by China Water prior to October 30, 2008, and writing off $2.2 million of Beijing factory leasehold improvements and $3.8 million of write-offs resulting from termination of construction in progress at the Changchun and Shandong factories.

General and administrative expenses for the year ended December 31, 2009 were $41.3 million which included approximately $2.0 million of stock based compensation and amortization expense of approximately $2.6 million. Also included in general and administrative expense for the year ended December 31, 2009 are approximately $5.3 million of expenses relating to the deconsolidation of ShenYang Aixin (see Note 11—Deconsolidation to our consolidated financial statements included in this Annual Report on Form 10-K). General and administrative expense also includes a $4.5 million expense for reimbursements made to Xu Hong Bin, the former president and chairman of China Water, that were previously capitalized, $9.3 million of bad debt expense, a $3.9 million loss on disposal of property, plant and equipment, and provisions for liabilities of $1.3 million.

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

General and administrative expenses for the period from January 1, 2008 to October 29, 2008 were $112.0 million and primarily included approximately $46.6 million of stock-based compensation pursuant to a make good escrow agreement entered into in connection with an equity financing transaction consummated by China Water in 2007 and approximately $42.4 million from adjusting certain acquired assets and assumed liabilities to recoverable amounts as of October 29, 2008.

Loss from Operations

Loss from operations was $399.5 million and $110.8 million for the year ended December 31, 2009 and the period from January 1, 2008 to October 29, 2008, respectively, primarily as a result of the $357.5 million non-cash goodwill impairment charge and the other items mentioned above.

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

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our principal sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve reductions in operating expenses, and the impact of integration on our productivity. We had cash and cash equivalents of approximately $91.2 million and approximately $102.0 million of certificates of deposit and marketable securities on our balance sheet as of December 31, 2010.

Our primary strategy is to grow by expansion and acquisition. The Company believes that its cash, cash equivalents and investments will be sufficient to fund operations, facilitate plant expansions and complete any acquisitions it may undertake for the foreseeable future.

Investments in Marketable Securities

Our investments in marketable securities are high grade corporate notes and U.S. Government securities that are purchased in accordance with our investment policy. Our investment policy allows us to invest and reinvest in U.S. Government securities having a maturity of five years or less, other obligations of U.S. government agencies and instrumentalities, including government sponsored enterprises, commercial paper, corporate notes and bonds, short term instruments that are direct obligations of issuers, long term instruments that are direct obligations of issuers, and municipal notes and bonds with a maturity of two years or less. We avoid investments in mortgage backed securities, collateralized mortgage obligations, auction rate securities, collateralized debt obligations, credit default swaps and similar high risk and/or exotic instruments. Our investment policy is maintained and supervised by our management. Any decisions regarding the size of individual investments or their composition are made only in compliance with our investment policy with the intent to yield higher obtainable returns with the understanding that the investment may need to be liquidated in the near term to consummate strategic business acquisitions.

China Bottles, Inc. Investment

During the second quarter of 2010 the Company noted a significant decline in the China Bottles business which impacted the financial results of the Company’s 48% owned equity investment. During this time there was also a significant decline in the observable market price of China Bottles. As a result of these events management believed that the Company would not be able to recover the carrying amount of the investment and that China Bottles did not have the ability to sustain an earnings capacity that would justify the carrying amount of the investment. Accordingly, the Company recorded a $4,097,000 non-cash impairment charge within “ Loss)

income from equity method investment” in the consolidated statements of operations during the second quarter of 2010 to fully impair the carrying amount of its equity investment in China Bottles. In the fourth quarter of 2010 certain members of former China Bottles management approached the Company and inquired if they could repurchase the shares of China Bottles stock originally representing the 48% owned equity investment. The shares were thinly traded with no public float. The Company agreed to sell the 36,000,000 shares underlying the 48% equity investment in a private transaction and accordingly the non-cash impairment charge that was recorded in the second quarter of 2010 was reduced by the sale proceeds of $720,000. For the year ended December 31, 2009 we recorded equity income of $47,000 for the period from January 1, 2008 to October 29, 2008 based on the interim financial reports received from China Bottles’ management.

Cash Flows for Year Ended December 31, 2010 compared to the Year Ended December 31, 2009.

Net cash used in operating activities was $4.1 million for the year ended December 31, 2010 compared to $6.0 million for the year ended December 31, 2009. The decrease was largely due to lower working capital required in 2010.

Net cash used in investing activities was $38.2 million for the year ended December 31, 2010 compared to $122.8 million for the year ended December 31, 2009. The reduction was primarily attributable to lower spending for additions to fixed assets year over year of $16.1 million, lower net spending on equity investments of $6.8 million, lower net cash proceeds from available-for-sale securities of $72.6 million, offset by additional cash used to consummate business combinations of $10.9 million ($28.6 million was used to consummate the November 30, 2010 acquisition of CVR—See “Note 3—Business Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K). Net cash used in financing activities was $2.6 million for the year ended December 31, 2010 compared to $16.7 million for the year ended December 31, 2009. Net cash used in financing activities in 2010 was primarily attributable to $2.0 million used by management under the discretionary program to buy back, at fair value determined by the open market, 4,759,010 previously issued warrants, $1.1 million used to purchase 276,465 shares of the Company’s common stock at fair value under the Company’s discretionary buy-back program, $3.9 million of borrowings under various financing arrangements and revolving credit facilities, offset by $3.7 million of payments on long term debt agreements. Cash used in financing activities for the year ended December 31, 2009 was primarily attributable to $14.4 million of cash used by management to buyback shares of the Company’s common stock and previously issued warrants.

Cash Flows for Year Ended December 31, 2009 compared to the period from January 1, 2008 to October 29, 2008.

Net cash used in operating activities was $6.0 million for the year ended December 31, 2009 compared to $15.7 million for the period from January 1, 2008 to October 29, 2008. The increase was largely due to lower working capital and a full year of operations in 2009.

Net cash used in investing activities was $122.8 million for the year ended December 31, 2009 compared to $37.3 million for the period from January 1, 2008 to October 29, 2008. The increase was primarily attributable to higher spending for additions to fixed assets year over year of $30.9 million, approximately $7.2 million used to purchase 7% of UGSI (see “Note 4—Investments” to our consolidated financial statements included in this Annual Report on Form 10-K), $16.6 million used to consummate HWR’s acquisition of our saltwater disposal and transport business (See Note 3—Business Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K), $148.2 million to invest in high grade corporate notes net of $85.2 million received from the sale of securities, offset by approximately $22.1 million spent by China Water on acquisitions in the period from January 1, 2008 to October 29, 2008 and increases to deposits for acquisitions of approximately $10.8 million.

Net cash used in financing activities was $16.7 million for the year ended December 31, 2009 compared to net cash provided by financing activities of $43.9 million in the period January 1, 2008 to October 29, 2008. Net cash used in financing activities in 2009 was primarily attributable to $4.4 million used by management under the discretionary program to buy back, at fair value determined by the open market, 6,166,696 previously issued warrants, $14.0 million used to purchase 13,032,100 shares from Xu Hong Bin, and $2.0 million borrowed, net of repayments, under a China Water revolving credit facility. Cash provided by financing activities in the period from January 1, 2008 to October 29, 2008 was primarily attributable to $44.1 million of cash proceeds obtained from China Water’s issuance of 5% convertible notes in January 2008.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2010 and the timing and effect that these commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(Amounts in Thousands)
Debt obligations	$11,221	$8,612	$11,962	$—	$31,795
Quarterly obligation under purchase agreement (Note 3)	636	306	—	—	942
Operating lease obligations	1,765	2,113	1,668	3,157	8,703

Total	$13,622	$11,031	$13,630	$3,157	$41,440

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities—Amended

Effective January 1, 2010, we adopted the revised authoritative guidance that, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurements Disclosures

Effective January 1, 2010, we adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances and settlements to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We have updated our disclosures to comply with the updated guidance, however, adoption of the updated guidance did not have an impact on our consolidated results of operations or financial position.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

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

The Company’s two reporting units at the time of the annual goodwill impairment test, China Water and HWR, had reported goodwill balances of approximately $6.3 million and $7.3 million, respectively, as of September 30, 2010, or 1.9% and 2.1% of total assets as of September 30, 2010, respectively. The Company estimated the fair value of these reporting units as of July 31, 2010 (the “Valuation Date”) using the discounted cash flow method, which requires future values to be discounted to present values at the Valuation Date. This method involves the use of estimates and judgments, particularly related to cash flows and discount rates. The Company considers various factors when deriving the discount rates, including the risk-free interest rate available within the market, the industry average beta and market return. During the third quarter 2010, the Company performed a goodwill impairment analysis. The analysis did not result in an impairment charge as the estimated fair value of China Water and HWR exceed the carrying amount, including goodwill, by approximately 2% and 20%, respectively. If economic conditions deteriorate or other events adversely impact the business model and the related assumptions including revenue growth rates, projected cash flows, and discount rates, the Company’s goodwill impairment analysis could change.

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

Accounting for the Impairment of Long-Lived Assets other than Goodwill - In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company’s amortizable intangible assets include registered trademarks, customer relationships, distribution networks and customer contracts acquired in the acquisitions of China Water, HWR and CVR. These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

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

The impact in actual US Dollars that foreign currency translation had on our balance sheets, statements of comprehensive loss and statements of changes in equity for the periods presented was $(114,000), $31,000 and $(1,000) in 2010, 2009 and 2008, respectively, as reported in the line item “Foreign currency translation (loss) gain” within other comprehensive loss in the statements of changes in equity for the respective periods presented. The impact that foreign currency translation had on our statements of cash flows was $96,000, $(101,000) and $91,000 in 2010, 2009 and 2008, respectively, as reported in the line item “Effect of change in foreign exchange rate on cash and cash equivalents” in the statements of cash flows for the respective periods.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a partial valuation allowance on our deferred tax assets as of December 31, 2010 due to uncertainties related to our ability to utilize all of our deferred tax assets in the foreseeable future. We assess the realization of our deferred tax assets by determining whether it is more likely than not that the Company’s deferred tax assets will be realizable in future periods. The ultimate realization of these assets are dependent on the generation of future taxable income sufficient to offset the related deductions and loss carryforwards with the applicable period, in which no assurance can be given.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from December 31, 2010, the fair value of our portfolio would decline approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2010, there were no disagreements with accountants on accounting and financial disclosures.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), updated the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management excluded from this assessment one business that we acquired in 2010 because it was not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. With respect to excluding this company, we are required to (1) formally note that management is excluding this acquired business from management’s report on internal control over financial reporting; (2) clearly identify the acquired business excluded and have indicated the significance of the acquired business in our consolidated financial statements; and (3) disclose material changes, if any, to our internal control over financial reporting due to the acquisition of this business. We have excluded Complete Vacuum and Rental, Inc. (“CVR”) from our assessment of internal control over financial reporting as of December 31, 2010 because the business was acquired on November 30, 2010 and qualified under current SEC interpretive guidance for exclusion from our assessment of internal control over financial reporting. CVR’s financial statements constitute 21% of our total assets and, 12% of total revenues of our consolidated financial statements amounts, as of and for the year ended December 31, 2010. In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2010, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that our internal controls over financial reporting were effective based on those criteria.

GHP Horwath, P.C. (“GHP”), our independent registered public accounting firm, has performed an audit of the effectiveness of our company’s internal control over financial reporting as of December 31, 2010, and, as part of its audit, has issued its attestation report on the effectiveness of our company’s internal control over financial reporting herein as of December 31, 2010. GHP’s attestation report is included in this Annual Report on Form 10-K. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States).

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

HECKMANN CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders (“Proxy Statement”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HECKMANN CORPORATION

Date: March 14, 2011	By:	/s/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2011	By:	/s/ RICHARD J. HECKMANN
	Name:	Richard J. Heckmann
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2011	By:	/s/ BRIAN R. ANDERSON
	Name:	Brian R. Anderson
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2011	By:	/s/ LOU L. HOLTZ
	Name:	Lou L. Holtz
	Title:	Director

Date: March 14, 2011	By:	/s/ DR. ALFRED E. OSBORNE, JR.
	Name:	Dr. Alfred E. Osborne, Jr.
	Title:	Director

Date: March 14, 2011	By:	/s/ J. DANFORTH QUAYLE
	Name:	Dan Quayle
	Title:	Director

Date: March 14, 2011	By:	/s/ ANDREW D. SEIDEL
	Name:	Andrew D. Seidel
	Title:	Director

Date: March 14, 2011	By:	/s/ EDWARD A. BARKETT
	Name:	Edward A. Barkett
	Title:	Director

Date: March 14, 2011	By:	/s/ KEVIN L. SPENCE
	Name:	Kevin L. Spence
	Title:	Director

Date: March 14, 2011	By:	/s/ ROBERT B. SIMONDS, JR.
	Name:	Robert B. Simonds, Jr.
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Heckmann Corporation

We have audited the accompanying consolidated balance sheets of Heckmann Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2010 annual report on Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include a business acquisition during 2010 because it was not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. The business comprises 21% and 12% of total assets and total revenue respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31,

2010. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired business.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heckmann Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    GHP Horwath, P.C.

Denver, Colorado

March 14, 2011

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$91,212	$136,050
Certificates of deposit	11,830	10,513
Marketable securities	75,554	16,020
Accounts receivable, net of allowance of $2,242 and $946 at December 31, 2010 and 2009, respectively	17,749	5,873
Inventory, net	1,877	2,896
Prepaid expenses and other receivables	2,893	4,461
Income tax receivable	1,980	—
Other current assets	144	278

Total current assets	203,239	176,091

Property, plant and equipment, net	103,618	53,520
Marketable securities	14,619	86,638
Equity investments	7,628	11,229
Intangible assets, net	24,526	23,507
Goodwill	47,350	13,598
Other	273	406

TOTAL ASSETS	$401,253	$364,989

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$20,961	$19,501
Deferred revenues	346	946
Accrued expenses	21,680	17,675
Current portion of long term-debt	11,221	1,398
Due to related parties	414	1,472
Deferred Income Taxes	—	178

Total current liabilities	54,622	41,170

Acquisition consideration payable	—	1,910
Deferred income taxes	8,773	—
Long-term debt, less current portion	20,474	439
Other long-term liabilities	14,307	8,327
Commitments and contingencies
Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 127,489,387 shares issued and 114,180,184 shares outstanding at December 31, 2010; 125,282,740 shares issued and 108,750,650 shares outstanding at December 31, 2009	126	124
Additional paid-in capital	747,187	738,190
Purchased warrants	(6,844)	(4,810)
Treasury stock	(15,088)	(14,000)
Accumulated other comprehensive income	99	643
Accumulated deficit	(423,859)	(409,166)

Total Equity of Heckmann Corporation	301,621	310,981

Noncontrolling interests	1,456	2,162

TOTAL EQUITY	303,077	313,143

TOTAL LIABILITIES AND EQUITY	$401,253	$364,989

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2010	2009	2008
Revenue	$45,691	$35,975	$10,507
Cost of goods sold	34,951	26,734	7,247

Gross profit	10,740	9,241	3,260
Operating expenses:
Selling and marketing expenses	2,861	3,141	322
General and administrative expenses	17,961	41,287	3,585
Pipeline start-up and commissioning	11,830	—	—
Goodwill impairment	—	357,545	—
Impairment of property, plant, and equipment	—	6,781	—

Total operating expenses	32,652	408,754	3,907

Loss from operations	(21,912)	(399,513)	(647)
Interest income, net	2,005	3,928	10,940
Acquisition costs	—	—	(21,153)
(Loss) income from equity investments	(4,016)	47	4
Other, net	6,171	(2)	(174)

Loss before income taxes	(17,752)	(395,540)	(11,030)
Income tax benefit (expense)	3,059	2	(3,710)

Net loss	(14,693)	(395,538)	(14,740)
Net income (loss) attributable to noncontrolling interest	—	143	(177)

Net loss attributable to Heckmann Corporation	(14,693)	(395,395)	(14,917)
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	—	—	265

Net loss attributable to common stockholders	$(14,693)	$(395,395)	$(14,652)

Net loss per share attributable to common stockholders :
Basic and diluted	$(0.14)	$(3.61)	$(0.20)

Weighted average number of shares outstanding:
Basic and diluted	108,819,384	109,575,057	74,853,651

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2010	2009	2008
Net loss attributable to common stockholders	$(14,693)	$(395,395)	$(14,652)
Add back: comprehensive (loss) income attributable to the noncontrolling interest	—	(143)	177
Deferred interest income, net of taxes, attributable to common stockholders subject to possible redemption	—	—	(265)

Net loss	(14,693)	(395,538)	(14,740)

Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(114)	31	(1)
Reclassification of net gains from sales available for sale securities included in earnings	(311)	—	—
Unrealized (loss) gain on available-for-sale securities	(119)	523	90

Total other comprehensive (loss) income, net of tax	(544)	554	89

Comprehensive loss, net of tax	(15,237)	(394,984)	(14,651)
Comprehensive loss (income) attributable to noncontrolling interest	—	143	(177)

Comprehensive loss attributable to Heckmann Corporation	$(15,237)	$(394,841)	$(14,828)

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the years ended December 31, 2010, 2009 and 2008

(In thousands, except share data)

		Heckmann Corporation Shareholders
	Total	Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests
		Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2007	$281,125	67,646,800	$67	$280,177	—	—	—	—	$881	—	—
Repurchase of shares from dissenting stockholders, net of tax	(8,119)	(1,021,695)	(1)	(8,118)							—
Deferred interest income, net of taxes, attributable to common stock subject to possible redemption	265								265		—
Issuance of common stock related to the China Water and Drinks Inc. acquisition, net of offering costs (including 16,532,100 shares issued and held in escrow see Note 3)	359,971	59,981,218	60	357,243							$2,668
Common stock previously subject to possible redemption	128,418			128,418							—
Purchase of warrants	(405)				405,400	$(405)					—
Comprehensive loss:
Net (loss) income	(14,740)								(14,917)		177
Unrealized gains from available for sale securities	90									$90	—
Foreign currency translation loss	(1)									(1)	—

Comprehensive loss	(14,651)										—

Balance at December 31, 2008	746,604	126,606,323	126	757,720	405,400	(405)	—	—	(13,771)	89	2,845

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

For the years ended December 31, 2010, 2009 and 2008

(In thousands, except share data)

		Heckmann Corporation Shareholders
	Total	Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests
		Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2008	746,604	126,606,323	126	757,720	405,400	(405)	—	—	(13,771)	89	2,845
Purchase of treasury stock	(14,000)						13,032,098	$(14,000)			—
3,361,000 common shares canceled in connection with Settlement and Release Agreement (Note 11)	(28,031)	(3,361,000)	(3)	(28,028)	—	—	—	—	—	—	—
1,576,577 common shares issued in connection with the charis/Greer/Silversword acquisition (Note 3)	6,101	1,576,577	1	6,100	—	—	—		—	—	—
Issuance of stock to employees and consultants (Note 10)	1,567	260,840	—	1,567	—	—	—		—	—	—
Purchase of warrants	(4,405)	—	—	—	6,166,696	(4,405)	—		—	—	—
Noncontrolling interest in acquired company (Note 3)	672	—	—	—	—	—	—	—	—	—	672
Deconsolidation of Shen Yang Aixin (Note 4)	(1,212)	—	—	—	—	—	—	—	—	—	(1,212)
Issuance of 200,000 common shares in connection with Settlement and Release Agreement (Note 11)	831	200,000		831	—	—	—		—	—	—
Comprehensive loss:
Net loss	(395,538)	—	—	—	—	—	—	—	(395,395)	—	(143)
Unrealized gains from available for sale securities	523	—	—	—	—	—	—	—	—	523	—
Foreign currency translation gain	31	—	—	—	—	—	—	—	—	31	—

Comprehensive loss	(394,984)

Balance at December 31, 2009	313,143	125,282,740	124	738,190	6,572,096	(4,810)	13,032,098	(14,000)	(409,166)	643	2,162

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

For the years ended December 31, 2010, 2009 and 2008

(In thousands, except share data)

		Heckmann Corporation Shareholders
	Total	Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests
		Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2009	313,143	125,282,740	124	738,190	6,572,096	(4,810)	13,032,098	(14,000)	(409,166)	643	2,162
Purchase of treasury stock for cash	(1,088)	—	—	—	—	—	276,465	(1,088)	—	—	—
Purchase of warrants for cash	(2,034)	—	—	—	4,759,101	(2,034)	—	—	—	—	—
Issuance of common stock in connection with the Complete Vacuum & Rental acquisition (Note 3)	7,773	2,008,562	2	7,771	—	—	—		—	—	—
Issuance of stock to employees and consultants (Note 10)	966	—	—	966	—	—	—		—	—	—
Exercise of warrants for cash	66	11,000	—	66	—	—	—	—	—	—	—
Issuance of 138,335 common shares in connection with May 9, 2009 equity grant		138,335	—		—	—	—	—	—	—	—
Exercise of stock options for cash	194	48,750		194
Divestiture of Harbin (Note 3)	(706)	—	—	—	—	—	—	—	—	—	(706)
Comprehensive loss:
Net loss	(14,693)	—	—	—	—	—	—	—	(14,693)	—	—
Unrealized gains from available for sale securities	(119)	—	—	—	—	—	—	—	—	(119)	—
Reclassification of net gains included in net income	(311)	—	—	—	—	—	—	—	—	(311)	—
Foreign currency translation loss	(114)	—	—	—	—	—	—	—	—	(114)	—

Comprehensive loss	(15,237)

Balance at December 31, 2010	$303,077	127,489,387	$126	$747,187	11,331,197	$(6,844)	13,308,563	$(15,088)	$(423,859)	$99	$1,456

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(14,693)	$(395,538)	$(14,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and cash equivalents held in trust	—	—	(1,256)
Deferred taxes	—	—	312
Depreciation	5,051	2,674	212
Amortization	1,729	2,576	397
Stock-based compensation	966	2,894	—
Goodwill impairment	—	357,545	—
Loss on disposal of property, plant and equipment	708	3,933	—
Impairment of property, plant and equipment	—	6,781	—
Loss on deconsolidation of Shen Yang (Note 11)	—	5,341	—
Loss on Harbin rescission (Note 3)	1,576
Bad debt expense	288	9,346	—
Provision for obsolete inventory	—	837	—
Restructuring costs	—	540	—
Loss (income) from equity investments	4,017	(47)	(4)
Change in fair value of contingent consideration	(3,770)	—	—
Other	867	79	(3)
Changes in operating assets and liabilities, net of business acquisitions and purchase price adjustments (Note 3):
Accounts receivable	(1,360)	(8,098)	(2,116)
Inventory	600	(1,362)	95
Deposits	242	494	(147)
Prepaid expenses and other receivables	2,543	(1,442)	794
Accounts payable and accrued expenses	1,343	7,943	(1,934)
Deferred revenues	(1,016)	(878)	694
Acquisition consideration payable	(1,910)	—	(1,060)
Due to related parties	(74)	1,277	858
Income tax payable	(65)	114	(1,381)
Other assets	(1,144)	(1,057)	—

Net cash used in operating activities	(4,102)	(6,048)	(19,279)

Investing activities
Payments made in connection with acquisition of China Water (Note 3)	—	—	(48,337)
Payments made in connection with HWR acquisition, no cash acquired (Note 3)	—	(16,566)	—
Cash paid for equity investment	—	(7,182)	—
Payments made in connection with Harbin acquisition, net of cash acquired of $168 (Note 3)	—	(1,193)	—
Proceeds from sale of equity interest	720	—	—
Investment in joint venture	(1,135)	—	—
Payments made in connection with CVR acquisition, net of cash acquired of $1,024 (Note 3)	(28,635)	—	—
Purchase of available-for-sale securities	(157,478)	(148,194)	(38,501)
Proceeds from sale of available-for-sale securities	168,392	85,153	—
Purchase of certificates of deposit	(1,367)	—	(10,000)
Purchase of property plant and equipment	(18,700)	(34,802)	(1,109)
Cash released from trust account	—	—	403,215

Net cash (used in) provided by investing activities	(38,203)	(122,784)	305,268

HECKMANN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

	For the year ended December 31,
	2010	2009	2008
Financing activities
Payment on long term debt agreements	(3,671)	(278)	(5)
Borrowings under revolving credit facility	2,486	1,983	—
Cash paid to repurchase warrants	(2,034)	(4,405)	(405)
Cash paid to purchase treasury stock	(1,088)	(14,000)	—
Cash proceeds from exercise of warrants	66	—	(4,859)
Cash proceeds from exercise of stock options	194	—	—
Proceeds from note payable	1,418	—	—

Net cash used in financing activities	(2,629)	(16,700)	(5,269)

Net (decrease) increase in cash	(44,934)	(145,532)	280,720
Cash and cash equivalents—beginning of period	136,050	281,683	872
Effect of change in foreign exchange rate on cash and cash equivalents	96	(101)	91

Cash and cash equivalents—end of period	$91,212	$136,050	$281,683

Non-cash investing and financing activities
Deferred underwriting discounts and commissions paid from Trust account	$—	$—	$(19,482)
Common stock issuances for business acquisitions	$7,773	$6,101	$359,971
Repurchase of shares from dissenting shareholders paid from Trust account	$—	$—	$(8,119)
Supplemental cash flow information:
Cash paid for interest	$(106)	$(17)	$—
Cash paid for income taxes	$(389)	$(143)	$(5,377)

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010, 2009 and 2008

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

On February 4, 2010, the Company announced a joint venture with Energy Transfer Partners, L.P. (NYSE: ETP). The joint venture is a 50/50 partnership and operates under the name Energy Transfer Water Solutions, JV, LLC, a joint venture between Heckmann Corporation and Energy Transfer partners, L.P. The joint venture is to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus and Haynesville Shale fields, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. The Company’s 50% interest in the joint venture is held through Heckmann Water Solutions, LLC (“HWS”).

On November 30, 2010, the Company purchased all of the outstanding equity interests of Complete Vacuum and Rental, Inc. (“CVR”), a company that operates an oilfield waste transportation and disposal business with a fleet of vacuum trucks, winch trucks and frac tanks operating from terminals in east Texas, northwest Louisiana and central Arkansas and a network of six deep injection disposal wells located in east Texas. The acquisition of CVR allows the Company to provide a full range of produced water transportation and disposal solutions to natural gas operators operating in the region surrounding HWR’s existing 50-mile wastewater transportation pipeline, including a large transportation fleet and deep-injection disposal wells.

The Company has two reportable segments, which are referred to as water solutions for energy development and bottled water products.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

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

Seasonality

We typically experience higher sales of bottled water in the summer time in coastal cities while sales remain constant throughout the entire year in certain inland cities. In general, our sales are higher in the second and third quarters of the year when the weather tends to be hot and dry, and lower in the first and fourth quarters when the weather tends to be cold and wet. Sales, however, may also fluctuate throughout the year for other reasons, such as the timing of our advertising and promotional campaigns.

Our water solutions for energy development business segment is impacted by seasonal factors. Generally, our business is negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, we may not be able to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenues. As we continue to construct pipelines and accept a greater portion of our total water deliveries directly into pipelines connected to the operational sites of our customers, we expect that weather will have less of an impact on our revenues.

Equity Investments

Investee entities in which we can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether we exercise significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and an ownership level of, generally, 20% to 50% of the voting securities of the company, including voting rights associated with our holdings in common, preferred and other convertible instruments of the company. Under the equity method of accounting, our share of the earnings or losses of these companies is included in non-operating income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to the consolidated statements of operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, stock based compensation, contingencies and litigation. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s consolidated financial statements.

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

Translation rates applied are as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Year end RMB : USD exchange rate	6.612	6.863	6.854
Year average RMB : USD exchange rate	6.778	6.841	6.854
Year end HKD : USD exchange rate	7.783	7.755	7.750
Year average HKD : USD exchange rate	7.770	7.752	7.751

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Subsequent to December 31, 2010, the RMB foreign exchange rates continued to experience a rise against the USD. Through March 1, 2011, the RMB: USD ratio ranged from a high of 6.834 to a low of 6.564, closing at 6.742 at March 1, 2010 with an average of 7.791.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Concentrations of Customer and Supplier Risk

Two of the Company’s customers in the water solutions for energy development segment comprised 12% and 12%, respectively, of total consolidated accounts receivable at December 31, 2010. None of the Company’s customers comprised 10% or more of accounts receivable at December 31, 2009. One customer in the Company’s bottled water products segment comprised 46% and 57% of total consolidated revenues for the years ended December 31, 2010 and 2009, respectively, and two customers in the Company’s bottled water products segment comprised 12% and 10% of post-acquisition revenues for the period from October 31, 2008 through December 31, 2008. The Company did not have any customers prior to its acquisition of China Water. The Company purchased 30%, 73% and 47% of its raw materials, for the bottled water products segment, from five vendors during each of the years ended December 31, 2010 and 2009 and the post-acquisition period from October 31, 2008 through December 31, 2008, respectively. The Company believes that alternative vendors could be secured without interruption to operations. The Company did not make raw materials purchases prior to its acquisition of China Water.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the United States, China and Hong Kong, with a majority of those balances maintained in USD. Balances held in accounts at PRC state-owned banks are not covered by insurance. The Company has not experienced any historical losses in such accounts and believes that the risk of any loss is minimal. A majority of the funds held in the United States are invested in one or more institutional money market funds.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Accounts Receivable, net

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of December 31, 2010 and 2009, the allowance for doubtful accounts was approximately $2.2 million and $0.9 million, respectively. The table below sets forth a rollforward of the Company’s allowance for doubtful accounts for each period in which an audited income statement is presented (in thousands):

	Year ended December 31
	2010	2009	2008
Balance at beginning of period	$946	$10,601	$—
Additions: Acquisition of China Water	—	—	22
Bad debt expense	288	9,346	—
Additional allowance established (a)	—	—	10,579
Less: Write off of uncollectible accounts	(130)	(8,399)	—
Final purchase price adjustment (b)	—	(10,602)	—
Acquisition of CVR	1,138	—	—

Balance at end of period	$2,242	$946	$10,601

(a)	This amount represents an additional allowance established by management in connection with the initial purchase price allocation for accounts deemed uncollectible related to the China Water acquisition.

(b)	This amount represents the uncollectible accounts receivable written off in connection with the final purchase price allocation adjustment related to the China Water acquisition made during the third quarter of 2009, that were not recoverable at the date of acquisition.

Inventories, net

Inventories consist of raw materials to produce plastic bottles, caps and labels, work in progress and finished goods, and are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average cost method. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. As of December 31, 2010, gross inventories were comprised of approximately $1.2 million of raw materials, $0.2 million of work in process, and $0.8 million of finished goods. As of December 31, 2009, gross inventories were comprised of approximately $2.6 million of raw materials, $0.5 million of work in process, and $0.6 million of finished goods. The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. Management determined that a reserve for obsolescence of approximately $0.3 and $0.8 million was necessary as of December 31, 2010 and 2009, respectively.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

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

Subsequent to the completion of the 50-mile pipeline in February 2010, HWR incurred significant costs for pipeline start up, commissioning and pipeline integrity testing. As a result, during the year ended December 31, 2010, the Company recorded start up and commissioning expenses of approximately $11.8 million within operations.

Depreciation is computed using the following estimated useful lives:

Buildings	20-25 years
Motor vehicles	5-10 years
Pipelines	30 years
Office equipment	5-10 years
Machinery and equipment	3-15 years

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company performs its impairment annually during the third quarter of each fiscal year. The analysis completed in the third quarter of 2010 did not result in an impairment charge. During the year ended December 31, 2009, the Company recorded an impairment charge of $357.5 million related to its acquisition of China Water. As of December 31, 2010, remaining goodwill of our China Water acquisition is $6.3 million (Note 7).

The Company’s amortizable intangible assets include registered trademarks, customer relationships and distribution networks acquired in the acquisitions of China Water, HWR and CVR (Note 7). These costs are being amortized using the straight-line method over a weighted average estimated useful life of approximately 13 years.

Accounting for the Impairment of Long-Lived Assets other than Goodwill

In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended December 31, 2010, 2009 or 2008.

Retirement Benefits

PRC regulations mandate companies to contribute funds into the national retirement system managed by the government, which benefits qualified employees based on where they were born within the country. The Company records any required contribution as payroll tax expense. The Company provides no other retirement benefits to its employees. The Company recorded approximately $158,000, $136,000 and $23,000 of retirement benefits expense for the years ended December 31, 2010, 2009 and the post-acquisition period from October 31, 2008, the date the Company acquired China Water, through December 31, 2008, respectively. The Company did not have any retirement benefits expense prior to its acquisition of China Water.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Shipping and Handling Costs

In accordance with authoritative guidance, shipping and handling costs incurred in bringing finished products or raw materials to our warehouses are capitalized as part of inventory and relieved in cost of sales when a sale occurs. The Company does not bill customers for shipping and handling costs. Shipping and handling costs related to the movement of finished goods from the Company’s warehouses to the customer locations are reflected in selling, general and administrative expenses. Shipping and handling costs amounted to approximately $362,000, $1,206,500 and $137,500 for the years ended December 31, 2010, 2009 and the post-acquisition period from October 31, 2008, the date of the Company’s acquisition of China Water, through December 31, 2008, respectively. Prior to the Company’s acquisition of China Water, its shipping and handling costs were de minimis.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise prices of the stock warrants. At December 31, 2010, 2009 and 2008, the Company’s dilutive securities include 67,961,585, 71,493,593 and 76,973,621 of warrants and options exercisable for common stock. These dilutive securities have been omitted from the computation of dilutive loss per share for the years ended December 31, 2010, 2009 and 2008 because the effect would be anti-dilutive.

For the purpose of the computation of earnings per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares and although classified as issued, are not included in the basic weighted average number of shares outstanding until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in the diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later). Accordingly, excluded from the computation of basic EPS are 5,437,132, 3,500,000, and 16,532,100 contingently returnable shares held in escrow as of December 2010, 2009 and 2008, respectively.

Restructuring and exit activities

Restructuring and exit activities generally include significant actions involving employee-related termination costs, contract termination charges and other charges associated with such actions. Employee-related termination charges are based upon distributed employment policies and substantive severance plans and are reflected in the quarter in which management approves the associated actions. Employee-related amounts for which affected employees are required to render service in order to receive benefits at their termination dates are measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provides notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. During the third quarter of 2009, management approved and committed to undertake certain restructuring actions relating to its Beijing facility. These plans were undertaken, in part, to

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

improve the operational capabilities of China Water. Costs expected to be incurred relating to these actions primarily include employee-related termination costs of $0.1 million and contract termination costs of $0.4 million. The workforce reductions were completed as of December 31, 2009. The Company does not expect to recognize any significant costs relating to this restructuring action subsequent to the year ended December 31, 2010.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation.

Comprehensive Income

Unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments are included in comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions (Note 6).

Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities—Amended

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

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

Note 3—Business Acquisitions

Acquisition of Complete Vacuum and Rental, Inc.

On November 30, 2010, (the “Closing Date”) the Company purchased 100% of the outstanding equity interests of CVR, a company that operates an oilfield waste transportation and disposal business with a fleet of vacuum trucks, winch trucks and frac tanks operating from terminals in east Texas, northwest Louisiana and central Arkansas and a network of six deep injection disposal wells located in east Texas.

The initial purchase price was $37.4 million consisting of cash in the amount of $29.6 million and the issuance of 2,008,562 shares of the Company’s common stock (valued at approximately $7.8 million based on the market price of the Company’s common stock as of the Closing Date).

In addition to the initial purchase price the Company may make additional payments to CVR’s former shareholders upon the achievement of certain EBITDA targets for each of fiscal years 2011, 2012 and 2013, in which CVR achieves targeted EBITDA of $20.0 million per year. The Company is to pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which EBITDA exceeds $20.0 million for the relevant fiscal year (the “Earn-Out Payments”). The Earn-Out Payments are to be paid in a combination of 70% cash and 30% of the Company’s common stock, up to an aggregate maximum amount equal to $12.0 million in total. The specific number of shares of the Company’s common stock to be included in each Earn-Out Payment shall be computed as the average of the closing sales price of the Company’s common stock on the New York Stock Exchange for the 10 trading days immediately prior to the issuance of the shares.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Purchase Price

The acquisition was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations.

The preliminary purchase price was determined as follows (in thousands):

Cash paid	$29,659
Market value of Company common stock issued on the Closing Date	7,773
Contingent consideration, due on achieving milestones	9,584

Total preliminary purchase price	$47,016

The stock portion of the preliminary purchase price includes 2,008,562 shares of the Company’s common stock to CVR’s former shareholders and certain employees. These securities were issued pursuant to the exemption from registration provided by Section 4(2) of the United States Securities Act of 1933, as amended. There were no underwriters employed in connection with the issuance of these securities.

The fair value of the contingent consideration at the Closing Date was determined to be approximately $9.6 million using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the authoritative guidance for fair value measurements. The key assumptions in applying this approach were the discount rate and the probability assigned to the performance targets being achieved. In accordance with the authoritative guidance for business combinations, the contingent consideration is considered to be a liability and accordingly will be subject to further valuation and remeasurement at interim reporting dates with any changes recognized in earnings.

The allocation of the purchase price is based on management’s and its independent valuation advisors’ determination of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing Date. The following table summarizes the allocation of the purchase price (in thousands):

	Estimated Fair Value	Estimated Useful Life
Cash	$1,024
Accounts receivable	12,283
Other assets	1,132
Fixed assets	44,976	Various
Customer relationships	2,610	8 years
Disposal permits	137	10 years
Goodwill	33,751

Total assets	$95,913

Accounts payable and accrued liabilities	$(9,991)
Deferred income tax liabilities	(9,316)
Other liabilities	(29,590)

Total liabilities assumed	(48,897)

Total preliminary purchase price	$47,016

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than presented herein.

Goodwill, which was assigned to the water solutions for energy development segment, represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and relates to the economies of scale expected from the acquisition. Of the $33.8 million recorded as goodwill, none is expected to be deductible for tax purposes.

The accompanying consolidated statements of operations for the year ended December 31, 2010 reflect the operating results of CVR since the date of acquisition. The amount of revenue and net income attributable to the acquisition included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2010 are approximately $5 million and approximately $0.6 million, respectively. For the year ended December 31, 2010, the Company’s consolidated results of operations include acquisition-related expenses of approximately $0.5 million, which are included in general and administrative expenses.

The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the acquisition had occurred as of the beginning of each period presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations. Assuming the CVR acquisition occurred as of the beginning of each period presented, the pro forma unaudited results of operations would have been as follows for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31,
	2010	2009	2008
Revenue (in thousands)	$98,650	$98,795	$85,853
Net loss (in thousands)	$(19,027)	$(395,436)	$(10,896)
Net loss per share—basic and diluted	$(0.17)	$(3.54)	$(0.14)

Acquisition of Charis Partners, LLC, Greer Exploration Corporation, and Silversword Partnerships

On July 1, 2009, the Company, through HWR, completed the purchase of all the limited liability company interests of Charis Partners, LLC and all of the assets of Greer Exploration Corporation and Silversword Partnerships. The operating results of the HWR assets have been included in the consolidated financial statements of the Company since that date. The aggregate purchase price of approximately $23 million consisted of cash totaling $17 million and the issuance of 1,576,577 shares of its common stock (valued at approximately $6.1 million based on the market price of the Company’s common stock as of July 1, 2009). These assets underlie a multi-modal saltwater disposal, treatment and pipeline transportation business in Texas and Louisiana serving customers seeking to dispose of saltwater and frac fluid generated in their oil and gas operations. The goodwill related to the acquisition was approximately $7.3 million as of December 31, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and relates to the economies of scale expected from the acquisition. Of the $7.3 million recorded as goodwill, all of which is expected to be deductible for tax purposes.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

In addition to the initial purchase price, the Company is making quarterly cash payments of $175,000 from July 2009 through April 2012 (totaling $2,100,000). The Company may be obligated to make an additional payment of $5 million upon the achievement of certain financial performance targets in 2011. To the extent earned, this contingent consideration would be paid in Company common stock. As a result of the significant costs incurred during the quarter ended June 30, 2010 for pipeline start-up, commissioning, and pipeline integrity testing as discussed in Note 2 above, management determined that the contingent consideration obligation related to the profitability target for 2010 would not be met. The Company recorded an increase to non-operating income of approximately $3.9 million, net of interest expense accretion, during the year ended December 31, 2010 as a result of the change in the fair value of the contingent consideration relating to the initial earn-out.

Acquisition of China Water

On October 30, 2008, the Company purchased 100% of the outstanding equity of China Water. The results of China Water’s operations have been included in the consolidated financial statements of the Company since that date. The aggregate purchase price was approximately $412.5 million, including approximately $45.2 million of cash, common stock valued at approximately $362.3 million and acquisition costs of approximately $5 million. The primary reasons leading to the acquisition of China Water were the growth opportunities in the consumption of bottled water in China and China Water’s established bottled water platform in the PRC. During 2009, the Company recorded an impairment charge of approximately $357.5 million related to its acquisition of China Water (Notes 5 and 7).

Acquisition and Subsequent Recission of Harbin Taoda Drinks, Ltd.

On April 1, 2009, the Company acquired 67% of Harbin, a bottled water manufacturer located in the northern city of Harbin (Heilongjiang Province), in the PRC. The results of Harbin Taoda were included in the Company’s consolidated financial statements from the date of acquisition. The aggregate purchase price of $1.3 million consisted primarily of accounts receivable and property and equipment. There was no goodwill associated with the acquisition. The agreement to purchase Harbin provided the Company with financial and operational control of Harbin’s business subsequent to payment of the aggregate purchase price. In June 2010, the holders of the noncontrolling 33% of Harbin claimed that, on the basis of an undisclosed loan agreement that the Company believes was arranged prior to the Company’s acquisition of China Water and conflicting purchase price agreements that were submitted to the Chinese government, the full purchase price for the business was not paid. Based on statements by former China Water president Xu Hong Bin during recent discovery proceedings (see Note 10), the Company believes that Xu and one of the holders of the noncontrolling interest in Harbin were parties to certain loan agreements that were not disclosed to the Company in connection with its acquisition of China Water or in China Water’s SEC filings prior to such acquisition, and that Xu and the interest holder in Harbin were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business. The Company was subsequently barred from access to factory operations and records, and demands for additional purchase price consideration were made on the Company by the noncontrolling shareholders. On June 1, 2010, management made the decision not to pay additional consideration for its interest in Harbin and, consequently, rescinded the prior business combination, resulting in substance in a nonmonetary distribution of the net assets of Harbin to the former owners. As a result, and effective June 1, 2010, the Company divested these assets, liabilities and operations of Harbin and recorded a loss of $1.6 million in general and administrative expense in the consolidated statements of operations representing the aggregate of the carrying amount of the noncontrolling interest and the carrying amount of Harbin’s net assets as of June 1, 2010.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Note 4—Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of December 31, 2010 and 2009 are as follows (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2010
Held-to-maturity:
Certificates of deposit	1	$11,830	$—	$—	$11,830

Available-for-sale:
Current:
U.S. Government Agencies	1	$13,026	$14	$—	$13,040
U.S. Government Securities	1	16,168	10	5	16,173
Corporate Notes	1	46,178	169	6	46,341

		75,372	193	11	75,554

Noncurrent:
U.S. Government Agencies	2-3	1,035	30	—	1,065
U.S. Government Securities	2-3	2,925	—	11	2,914
Corporate Notes	2-3	10,537	123	20	10,640

		14,497	153	31	14,619

		$89,869	$346	$42	$90,173

December 31, 2009
Held-to-maturity:
Certificates of deposit	1	$10,513	$—	$—	$10,513

Available-for-sale:
Current:
U.S. Government Agencies	1	$605	$1	$—	$606
Corporate Notes	1	15,213	201	—	15,414

		15,818	202	—	16,020

Noncurrent:
U.S. Government Agencies	2-3	48,570	67	54	48,583
U.S. Government Securities	2-3	1,023	10	—	1,033
Corporate Notes	2-3	36,209	813	—	37,022

		85,802	890	54	86,638

		$101,620	$1,092	$54	$102,658

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Scheduled maturities of available-for-sale and held to maturity securities as of December 31, 2010 are as follows (in thousands):

	Amortized Cost	Fair Value
2011	$75,372	$75,554
2012	12,465	13,583
2013	2,032	1,036

	$89,869	$90,173

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

Investment in Energy Transfer Water Solutions, JV LLC

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

The JV is managed by a board of directors comprised of an equal number of HWS and ETC representatives, and will be jointly funded unless HWS or ETC opts not to consent to a project, in which case, if the other party elects to proceed on a unilateral basis, it will be entitled to a pre-tax, unlevered internal rate of return of thirty percent on the capital contributions with respect to such project. All other distributions will be made on a 50-50 basis. In February and July 2010, each of HWS and ETC made capital contributions to the JV of $50,000 and $450,000, respectively. In December 2010, the Company recorded a $635,000 payable to the JV. All cash contributions and payables recorded to the JV were to fund prospective project expenses. During the year ended December 31, 2010, the Company recorded $0.7 million of losses on this equity investment, which represents the Company’s 50 % share of operating expenses of the JV to date.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

The Agreement is subject to usual and customary transfer restrictions, and the obligations of HWS and ETC under both the Agreement and the respective operations and reimbursement agreements are guaranteed by the Company in the case of HWS, and Energy Transfer Partners, L.P., in the case of ETC, pursuant to guaranty agreements.

Investment in China Bottles

During the second quarter of 2010, there was a significant decline in the observable market price of China Bottles Inc. (“China Bottles”), the Company’s 48% owned equity investment. Additionally, during the second quarter of 2010, the Company noted a significant decline in the China Bottles business which impacted the financial results of the equity investment. As a result of these events management believed that the Company would not be able to recover the carrying amount of the investment and that China Bottles did not have the ability to sustain an earnings capacity that would justify the carrying amount of the investment. Therefore, the Company concluded that the decline in the value of the equity investment was other than temporary. The Company conducts its equity investment impairment analyses in accordance with Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures.” ASC 323 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary. Accordingly, the Company recorded a $4,097,000 non-cash impairment charge within “Income (loss) from equity method investment” in the consolidated statements of operations during the second quarter of 2010 to fully impair the carrying amount of its equity investment in China Bottles.

During the fourth quarter of 2010, certain members of former China Bottles management approached the Company and inquired if they could repurchase the shares of China Bottles stock originally representing the 48% owned equity investment. The shares were thinly traded with no public float. The Company agreed to sell the 36,000,000 shares underlying the 48% equity investment in a private transaction and accordingly the non-cash impairment charge that was recorded in the second quarter of 2010 was reduced by the sale proceeds of $720,000.

Note 5—Fair Value Measurements

The Company measures certain assets and liabilities pursuant to accounting guidance which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. Theses tiers include:

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	December 31, 2010	Significant Other Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$11,830	$11,830	$—	$—
U.S. Government Agencies	14,105	14,105	—	—
Corporate Notes	56,981	56,981	—	—
U.S. Government Securities	19,087	19,087	—	—

Total	$102,003	$102,003	$—	$—

Liabilities:
Contingent consideration	$13,701	$—	$—	$13,701

	December 31, 2009	Significant Other Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,513	$10,513	$—	$—
U.S. Government Agencies	49,189	49,189	—	—
Corporate Notes	52,436	52,436	—	—
U.S. Government Securities	1,033	1,033	—	—

Total	$113,171	$113,171	$—	$—

Liabilities:
Contingent consideration	$7,887	$—	$—	$7,887

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Changes in the fair value of these obligations are recorded as income or expense within the line item “Other, net” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by generally accepted accounting principles in the United States, to record certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis during the years ended December 31, 2010 and 2009 are summarized below (in thousands):

	Impairment Charge	New Cost Basis	Level Used to Determine New Cost Basis
			Level 1	Level 2	Level 3
As of December 31, 2010
Investment—China Bottles, Inc (Note 4)	$3,377	$—	$—	$—	$—

As of December 31, 2009
Goodwill (Note 7)	$357,545	$6,341	$—	$—	$6,341
Equity method investment in ShenYang (Note 11)	1,212	—	—	—	—
Property, plant and equipment	6,781	—	—	—	—

During the year ended December 31, 2010 the Company recorded an impairment charge of approximately $3.4 million related to its equity investment in China Bottles, as the decrease in fair value of the investment was deemed to be other than temporary. This expense is included in “Income (loss) from equity method investment” in the consolidated statements of operations for the year ended December 31, 2010. Equity method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

The Company recognized a non-cash charge of approximately $357.5 million during the year ended December 31, 2009 related to the impairment of goodwill applicable to the acquisition of China Water. The carrying value of the asset prior to the impairment was approximately $363.9 million (including purchase price adjustments of approximately $54 million). The estimated fair value of the asset at December 31, 2009 is approximately $6.3 million and was based on Level 3 inputs. The fair value of the China Water assets was estimated using a discounted cash flow model, considering future anticipated revenues, operating costs, a risk adjusted discount rate, and other factors.

The Company recognized an other-than-temporary decline of $1.2 million related to the retained noncontrolling interest in ShenYang. Subsequent to the deconsolidation of ShenYang, management determined that the retained noncontrolling interest was of no value and accordingly fully-impaired this asset as of September 30, 2009. This expense was included in operations for the twelve month period ended December 31, 2009.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Note 6—Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009
At cost:
Buildings	$8,787	$4,312
Pipelines	29,624	—
Machinery and equipment	53,755	23,936
Motor vehicles	13,329	859
Office equipment	1,027	744

	106,522	29,851

Less: accumulated depreciation
Buildings	206	63
Pipelines	1,092	—
Machinery and equipment	5,213	2,831
Motor vehicles	694	249
Office equipment	260	130

	7,465	3,273

Construction in process	4,561	26,942

Plant and equipment, net of accumulated depreciation	$103,618	$53,520

Depreciation expense for the year ended December 31, 2010, 2009 and for the two months ended December 31, 2008 was approximately $5,051,000, $2,674,000 and $212,000, respectively. Of the $5,051,000 in depreciation expense for the year ended December 31, 2010, approximately $4,751,000 was recorded in cost of goods sold and approximately $300,000 was recorded in general and administrative expense, respectively. Of the $2,674,000 in depreciation expense for the year ended December 31, 2009, approximately $1,986,000 was recorded in cost of goods sold and approximately $688,000 was recorded in general and administrative expense, respectively. Of the $212,000 in depreciation expense for the two months ended December 31, 2008, approximately $168,000 was recorded in cost of goods sold and approximately $44,000 was recorded in general and administrative expense, respectively.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Note 7—Goodwill and Intangible Assets

Goodwill

Goodwill activity for 2010 and 2009 is as follows (in millions):

	Net Book Value at December 31, 2009	Additions	Impairment Charge	Other Adjustments	Net Book Value at December 31, 2010
Water Solutions for Energy Development	$7.3	$33.8	$—	$—	$41.1
Bottled Water Products	6.3	—	—	—	6.3

	$13.6	$33.8	$—	$—	$47.4

	Net Book Value at December 31, 2008	Additions	Impairment Charge	Other Adjustments	Net Book Value at December 31, 2009
Water Solutions for Energy Development	$—	$7.3	$—	$—	$7.3
Bottled Water Products	315.0	—	(357.5)	48.8	6.3

	$315.0	$7.3	$(357.5)	$48.8	$13.6

During the fourth quarter of 2010, the Company recorded additions to goodwill of $33.8 million in connection with the acquisition of CVR (Note 3).

In the third quarter of 2009, the Company’s recorded additions to goodwill of $7.3 million in connection with the acquisition of Charis Partners, LLC, Greer Exploration Corporation, and Silversword Partnerships (Note 3). In 2009 the Company recorded adjustments to goodwill of approximately $48.8 million representing adjustments to the preliminary purchase price allocation related to the China Water acquisition. In addition, management determined that the fair value of the goodwill resulting form the China Water acquisition was less than the adjusted carrying value and accordingly recorded an impairment charge of $357.5 million in 2009.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Intangible Assets

Intangible assets consisted of the following as of December 31, 2010 and 2009 (dollars in thousands):

	Weighted- Average Amortization (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
As of December 31, 2010:
Trade name and trademarks	20	$3,602	$(875)	$2,727
Customer relationships	7-8	4,539	(442)	4,097
Distribution network	7	3,480	(2,349)	1,131
Disposal permits	10	248	(22)	226
Customer contracts	15-17	17,352	(1,007)	16,345

	13	$29,221	$(4,695)	$24,526

As of December 31, 2009:
Trade name and trademarks	20	$3,602	$(723)	$2,879
Customer relationships	7	1,928	(204)	1,724
Distribution network	7	3,480	(2,028)	1,452
Disposal permits	10	111	(11)	100
Customer contracts	15-17	17,352	—	17,352

	13	$26,473	$(2,966)	$23,507

Estimated amortization expense of the next five years and thereafter is as follows (in thousands):

2011	$2,013
2012	2,013
2013	2,013
2014	2,013
2015	2,013
Thereafter	14,461

Total	$24,526

Amortization expense for years ended December 31, 2010, 2009 and 2008 was $1,729,000, $2,576,000 and $397,000, respectively.

Note 8—Equity and Stock-Based Compensation

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Initial Public Offering

On November 16, 2007, the Company sold 54,116,800 units (“Units”) in its initial public offering at a price of $8.00 per Unit and received proceeds of $428,071,040, net of underwriting discounts and commissions of $10,823,360 (including $19,482,048 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). Each Unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 per share commencing on November 9, 2008. The warrants will expire on November 9, 2011 or earlier upon redemption. The Company may redeem the warrants for a redemption price of $0.01 per warrant at any time if notice of not less than 30 days is given and the last sale price of the Company’s common stock has been at least $11.50 on 20 of the 30 trading days ending on the third day prior to the day on which notice is given.

Sponsors’ Warrants

Immediately prior to the Company’s initial public offering, the initial stockholders of the Company purchased an aggregate of 7,000,000 warrants at $1.00 per warrant from the Company in a private placement offering. The warrants sold in the private placement were identical to the warrants sold in the Company’s initial public offering except that the initial stockholders’ warrants are not redeemable by the Company as long as they are held by the initial stockholders. The initial stockholders’ warrants are entitled to registration rights and the Company has satisfied its obligations with respect thereto. The 7,000,000 warrants are all still outstanding and unexercised.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2010 or 2009, no shares of preferred stock were outstanding.

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

The Company has granted a total of 1,820,000 common stock options under the terms of the 2009 Plan, all of which vest over a three year service period. The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock awards granted in the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31,
	2010	2009
Volatility	34.8%	33.9%
Expected term (years)	4.5	4.5
Risk free interest rate	3.60%	3.49%
Expected dividend yield	0.0%	0.0%

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Stock-based compensation expense is included in general and administrative expense in the statements of operations and totals approximately $536,900 and $136,200 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, there was approximately $2.9 million of unrecognized compensation expense for stock options, which is expected to be recognized over a weighted-average period of approximately 2.9 years. There were approximately 171,100 stock options exercisable at December 31, 2010.

Following is a summary of stock option activity through December 31, 2010 under the 2009 Plan:

	Underlying Shares	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2010
	(In thousands, except per share data)
Outstanding at December 31, 2009	520	$3.98
Granted	1,300	3.95
Exercised	(49)	3.98
Cancelled	(86)	3.98

Outstanding at December 31, 2010	1,685	$3.96	9.50	$1,803

Exercisable at December 31, 2010	171	$3.98	8.58	$180

Vested or Expected to Vest at December 31, 2010	1,582	$3.96	9.48	$1,693

The weighted-average fair value of options granted in the year ended December 31, 2010 and 2009 was $3.96 and $2.04 per share, respectively. The aggregate intrinsic value of options at December 31, 2010 is based on the Company’s closing stock price on December 31, 2010 of $5.03.

Restricted Common Stock

During the year ended December 31, 2010, and pursuant to the 2009 Plan, approximately 191,000 shares of time-vesting restricted common stock were granted to employees and members of our Board of Directors at a weighted average grant date fair value of $3.90 per share. Approximately 71,000 shares were vested and included in the initial purchase price of CVR (Note 3). During the year ended December 31, 2009, approximately 640,000 shares of time-vesting restricted common stock were granted to employees and members of our Board of Directors at a grant date fair value of $4.20 per share. Approximately 400,000 of those shares were vested as of December 31, 2010. During the year ended December 31, 2010 the Company issued 138,335 restricted common shares to its employees and Board of Director members. During the year ended December 31, 2009 the Company issued 260,840 restricted common shares to its employees and Board of Director members as the vested shares were issued net of the number of equivalent shares required to pay related payroll taxes. For the years ended December 31, 2010 and 2009, the Company recorded $427,386 and $1,841,568, respectively, of stock based compensation related to these shares of restricted common stock resulting in an increase to equity of approximately $0.4 million and $1.4 million, respectively, net of shares withheld to pay payroll taxes for shares vesting in 2009. At December 31, 2010, there was approximately $949,000 of unrecognized compensation expense related to non-vested shares. This cost is expected to be recognized over a weighted average period of 1.2 years.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Stock and Warrant Repurchase Program

On October 30, 2008, the Company announced that its Board of Directors approved a discretionary equity buy-back plan for the repurchase of the warrants. Under the plan, the Company may purchase warrants in open market and in private transactions through December 31, 2009. In August 2009, the Board of Directors approved a one-year extension of the Company’s discretionary equity buy-back plan and an expansion of the plan to include common stock. Under the broadened plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through December 31, 2010, at times and in amounts as management deems appropriate, subject to applicable securities laws. Through December 31, 2010, 276,465 shares of the Company’s common stock were purchased for cash of approximately $1,088,000 (at market prices for the public common stock). Through December 31, 2010 the Company purchased 11,331,197 warrants for cash of approximately $6,844,000 (at market prices for the public warrants), which have been recorded in a manner similar to treasury stock using the cost method.

Note 9—Income Taxes

The Company’s provision for income taxes consists of (in thousands):

	Year ended December 31,
	2010	2009	2008
Current income tax expense (benefit):
Federal	$(2,746)	$649	$2,242
State	61	25	740
Foreign	345	—	416

Total current	(2,340)	674	3,398

Deferred income tax expense (benefit):
Federal	(719)	(754)	390
Foreign	—	78	(78)

Total deferred	(719)	(676)	312

Total income tax (benefit) expense	$(3,059)	$(2)	$3,710

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

The difference between the actual income tax expense and that computed by applying the United States federal income tax rate of 35% to pretax income is summarized below:

	Year ended December 31,
	2010	2009	2008
U.S. federal income tax	35.00%	35.00%	35.00%
U.S. personal holding company tax	2.21%	0.00%	0.74%
State and local income taxes net of federal benefit	3.89%	5.24%	7.38%
Unrealized loss on subsidiary	0.00%	0.00%	-5.45%
Unrealized gain on foreign subsidiary	0.00%	0.00%	4.66%
Compensation	-1.07%	0.00%	0.00%
Foreign tax rate difference	-1.97%	1.23%	0.96%
Effect of tax holiday	1.23%	-1.38%	1.89%
Transaction costs	-1.07%	-0.15%	-76.66%
Minority interest	0.00%	0.00%	-0.54%
Change in fair value of contingent consideration	8.65%	0.00%	0.00%
Tax-exempt interest income	0.00%	0.00%	0.93%
Impairment and amortization	0.00%	-36.83%	-1.59%
Valuation allowance	-29.46%	-2.93%	0.00%
Other	-0.18%	-0.18%	-0.42%

Effective tax rate	17.23%	0.00%	-33.10%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and December 31, 2009 are shown below (in thousands):

	2010	2009
Deferred tax assets
Other	$3,154	$64
Reserves	4,363	4,364
Net operating losses	21,078	8,288

Total	28,595	12,716
Valuation allowance	(18,072)	(11,809)

Total deferred tax assets	10,523	907

Deferred tax liabilities
Prepaids	$(99)	$(79)
Fixed assets and intangibles	(18,646)	(151)
Unrealized gains	(119)	(423)
Contingent payments	(432)	(432)

Total deferred tax liabilities	(19,296)	(1,085)

Net deferred tax asset / (liability)	$(8,773)	$(178)

The Company has domestic and foreign net operating loss carryfowards that were generated in the years ended December 31, 2010 and 2009. The net operating loss carryforwards are recorded as a deferred tax asset of approximately $21.1 million. Approximately $12.2 million of the deferred tax asset relates to US net operating losses that can be carried forward to December 31, 2030. Approximately $5.7 million of the deferred tax asset

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

relates to net operating losses that were generated in the PRC Subsidiaries which can be carried forward 5 years to the years ending December 31, 2015 and approximately $3.2 million of the deferred tax asset relates to net operating losses that were generated in the Hong Kong subsidiaries which can be carried forward indefinitely. Deferred tax assets are reduced by a valuation allowance if it is more likely than not some portion or all of the deferred tax asset will not be realized. During the year ended December 31, 2010 the Company increased its valuation allowance by $6.3 million, in recognition of the future relizability of this portion of the deferred tax assets.

It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America.

Under the current laws of the British Virgin Islands (“BVI”), dividends and capital gains arising from the Company’s investments in the BVI through BVI subsidiaries are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

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

Note 10—Commitments and Contingencies

Lines of Credit, Long Term Debt and Lease Obligations

The Company had the following lines of credit and long term debt as of December 31, 2010:

Working capital line of credit—with a maximum credit limit of $7.0 million and an outstanding balance of approximately $6.1 million. The working capital line of credit is secured by accounts receivable, inventory and all real and personal property of CVR, plus a parent corporate guarantee. The ceiling under the line is subject to a borrowing base calculation. The line will remain effective subject to a 5% compensating balance in an associated operating account.

Equipment credit line—with a maximum credit limit of $2.5 million and an outstanding balance of approximately $1.5 million. The equipment credit line is secured by certain recently purchased pieces of equipment pursuant to security agreements under a Master Equipment Finance Agreement (the “Facility”). Both the working capital line of credit and the equipment credit line bear interest at LIBOR, plus an applicable margin. The weighted average interest rate on both was approximately 3.9% at December 31, 2010. Borrowings under the equipment credit line converted to term loans on a periodic basis.

Term loans pursuant to the Facility—with payments due monthly through 2020 that bear interest based on the one-month LIBOR plus an applicable margin. Borrowings outstanding under the Facility were approximately $20.9 million less current portion of approximately $3.1 million. The weighted average interest rate on the Facility was approximately 4.3% at December 31, 2010. Borrowings are secured by the related financed equipment.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Real estate loans—with a maximum credit amount of $3.1 million and outstanding balance of approximately $3.0 million less current portion of approximately $0.4 million. Payments due monthly under these loans are due through 2015 and bear a weighted average interest rate of approximately 3.8% at December 31, 2010. Real estate loans are secured by the related real estate.

Notes payable—of approximately $0.3 million less current portion of approximately $0.1 million. Monthly payments are due through 2012 and bear a weighted average interest rate of 1.3% at December 31, 2010

Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2010 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2011	$1.8	$11.2
2012	1.2	4.5
2013	0.9	4.0
2014	0.9	4.6
2015	0.8	7.5
Thereafter	3.1	—

Total obligations and commitments	$8.7	$31.8

Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $1.8 million, $1.4 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Litigation

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water, and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery (the “Court”) making various claims against the Company and its directors and executive officers. Xu’s lawsuit makes claims allegedly arising out of the Company’s intended cancellation of approximately 5.3 million shares of Company common stock held by Xu. Xu claims that the Company’s intended cancellation of his 5.3 million shares is a breach of the general release in an escrow resolution and transition agreement that the Company entered into with him, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 8, 2009, the Court denied Xu’s request for expedited scheduling but ordered that pending resolution of the Xu litigation, the Company may not cancel the 5.3 million Xu shares at issue. On June 22, 2009, the Company filed an answer and countersuit with claims against Xu for his breach of the fiduciary duties of care and loyalty as a member of the Company’s Board of Directors. The Company seeks recovery of not only the stock at issue, but also cash paid to Xu and cash the Company believes was misappropriated by Xu. The Company’s affirmative defenses and its countersuit contend that the general release in the escrow resolution and transition agreement is infected with fraud and therefore voidable.

In response to the Company’s affirmative defenses and countersuit, Xu filed a motion for partial judgment on the pleadings, seeking the dismissal of the Company’s claims. On October 26, 2009, the Court denied Xu’s motion in large part and also denied Xu’s request for an order of specific performance of the general release provisions of the escrow resolution and transition agreement. The Court rejected Xu’s arguments regarding the fraud and breach of fiduciary claims as premature, and ruled that evidentiary questions of fraud and the voidabilty of the transition agreement will remain for later proceedings and trial. Although the Company’s countersuit for Xu’s breach of fiduciary duties and its affirmative defenses to his claims are going forward, the Court trimmed the pleadings by dismissing the Company’s counterclaims for contract breach and conversion. In light of the pending litigation, disputed shares will continue to be included in the Company’s outstanding shares until the litigation is finally resolved. Based on statements by Xu during discovery proceedings, the Company believes that Xu, together with one of the holders of the noncontrolling interest in China Water’s subsidiary Harbin Taoda Drinks (“Harbin”), were parties to certain loan agreements that were not disclosed to the Company in connection with its acquisition of China Water or in China Water’s SEC filings prior to such acquisition, and were also involved in preparing and submitting to the Chinese government various conflicting purchase agreements that did not accurately reflect correct net asset value for the Harbin business.

In Xu’s companion case for legal fee expense reimbursement as a former director under the indemnity provisions of the Company’s bylaws and certificate of incorporation, Xu complied with the conditions set by the Company’s Board of Directors and the Court mandate that he provide an irrevocable bonded and collateralized $1,000,000 letter of credit in favor of the Company. As a result, requests for expense reimbursement are secured, and, upon submission to the Company and/or approval by the Court, as applicable, the Company will issue reimbursement payments. The Company has paid approximately $1,000,000 in the year ended December 31, 2010 to Xu’s counsel for these reimbursements.

The outcome of the litigation with Xu is not known at this time. The Company and Xu each have made various claims. However, if the results of the litigation are all resolved in favor of Xu, the remaining 3,500,000 of Xu’s contingently returnable shares will be released from escrow pursuant to the terms of the Majority Stockholder Consent Agreement. Because the 3,500,000 shares were excluded from the calculation of the purchase price of China Water and because the goodwill resulting from the China Water acquisition has been substantially impaired (as previously disclosed), the issuance of the contingently returnable shares from escrow would have a significant negative impact on the Company’s consolidated financial statements. In such hypothetical situation, the financial

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

impact could equal 3,500,000 times the market price of our common shares on the date of such resolution. At this time, the litigation has not gone to trial, nor has the judge rendered any dispositive order in the matter.

On May 28, 2010, Ng Tak Kau, a former officer of China Water that was also part of the selling insiders group that includes Xu, filed a lawsuit in the Delaware Court of Chancery making various claims against the Company and its directors and executive officers allegedly arising out of the Company’s intended cancellation of 4.08 million shares of Company common stock potentially issuable to Ng in connection with the Company’s acquisition of China Water. Ng claimed that the Company’s intended cancellation of the 4.08 million shares is unwarranted and a breach of agreements entered into in connection with the acquisition. On July 13, 2010, the Company filed an answer denying all allegations, and a countersuit for fraud and fraudulent inducement. On August 10, 2010, Ng filed a motion for partial judgment on the pleadings. On January 7, 2011, the Delaware Court of Chancery granted in part Ng's motion for judgment on the pleadings and directed Heckmann to provide Ng with a stock certificate reflecting ownership of 4,080,000 shares of Heckmann common stock. On January 20, 2011, Heckmann and Ng entered into a settlement agreement to resolve all of Ng's and Heckmann's claims (Note 14).

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the "Class Action"). The Class Action alleges violations of United States federal securities laws in connection with the Company’s acquisition of China Water in 2008. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge's report and recommendation on the motion to transfer. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff's opposition to the motion to dismiss.

On May 21, 2010, Westfield Retirement Board, also purporting to act on behalf of the Company’s shareholders, filed a virtually identical class action lawsuit in the United States District for the Central District of California. On July 26, 2010, Westfield filed a request to voluntarily dismiss that case. On July 27, 2010, the case was dismissed.

On November 18, 2010, Melissa Hess filed a shareholder derivative complaint, purportedly on behalf of the Company, against various officers and directors of the Company in the Superior Court of California, County of Riverside (the "Derivative Action"). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Acton by filing a motion to stay the case until the Class Action is resolved and a demurrer to derivative complaint.

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

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

settlement agreement are subject to a two-year lock up. The Company is continuing its share cancellation and recovery initiative and may seek to take other actions against the remaining former insiders of China Water.

In addition, the Company is subject to claims and litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.

Note 11—Deconsolidation of ShenYang Aixin

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

Note 12—Segments

The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. Management evaluates performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2. The Company’s two reportable segments were referred to as water solutions for energy development and bottled water products. The water solutions for energy development segment include a network of water disposal, treatment, and truck and pipeline transport facilities in Texas and Louisiana. The bottled water products segment includes a variety of consumer beverage products including natural mineral water, spring water, purified, flavored, and oxygenated water.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

The tables below summarize information about reported segments for 2010, 2009, and 2008 (in thousands):

	Bottled Water Products	Water Solutions for Energy Development	Corporate	Total
Year Ended December 31, 2010
Sales	$30,483	$15,208	$—	$45,691
Gross profit	6,869	3,871	—	10,740
Depreciation and amortization	2,176	4,604		6,780
Interest income	—	—	2,580	2,580
Capital expenditures	1,257	17,443	—	18,700
Equity investments	—	7,628	—	7,628
Goodwill	6,341	41,009	—	47,350
Total assets	45,582	171,282	184,389	401,253

Year Ended December 31, 2009
Sales	32,155	3,820	—	35,975
Gross profit	7,521	1,720	—	9,241
Depreciation and amortization	4,544	706		5,250
Interest income	—	—	3,928	3,928
Capital expenditures	14,832	26,747	—	41,579
Equity investments	4,047	7,182	—	11,229
Goodwill	6,341	7,257	—	13,598
Total assets	56,541	63,996	244,452	364,989

Year Ended December 31, 2008
Sales	10,507	—	—	10,507
Gross profit	3,260	—	—	3,260
Depreciation and amortization	609	—	—	609
Interest income	—	—	10,940	10,940
Capital expenditures	1,109	—	—	1,109
Investment in equity method investee	12,964	—	—	12,964
Goodwill	315,018	—	—	315,018
Total assets	431,776	—	331,317	763,093

The following information is by geographic area (in thousands):

	China	United States	Total
Year Ended December 31, 2010
Sales	$30,483	$15,208	$45,691
Long-lived assets, net	17,922	85,696	103,618

Year Ended December 31, 2009
Sales	32,155	3,820	35,975
Long-lived assets, net	20,663	32,857	53,520

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008

Note 13—Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	Amount	Amount	Amount	Amount
	(in thousands, except per share data)
Net revenues	$8,605	$11,626	$11,112	$14,348
Gross profit	$1,783	$2,979	$2,493	$3,485
Net income (loss)	$(265)	$(12,776)	$(1,888)	$236
Net income (loss) per common share:
Basic and diluted	$0.00	$(0.12)	$(0.02)	$0.00

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	Amount	Amount	Amount	Amount
	(in thousands, except per share data)
Net revenues	$7,803	$8,277	$11,235	$8,660
Gross profit	$2,612	$2,041	$2,247	$2,341
Net income (loss)	$(186,163)	$(3,154)	$(206,298)	$77
Net income (loss) per common share:
Basic and diluted	$(1.69)	$(0.03)	$(1.89)	$0.00

Note 14—Subsequent Events

The Company entered into a settlement agreement and mutual release effective January 20, 2011 (the “Settlement Agreement”) with Ng Tak Kau, a former officer of China Water, and certain other related parties in the previously disclosed lawsuit filed in the Delaware Court of Chancery (Ng v. Heckmann Corporation, et al., C.A. No. 5524-CC) to, among other things, provide for the full settlement and dismissal with prejudice of all claims against the Company in such action, the mutual release of each party of all of their respective claims against the other party relating to the matters covered in the lawsuit, the disposition of 4.08 million shares of Company common stock held by Mr. Ng, of which the Company purchased 1,000,000 million shares for $4.41 million in cash, and the cancellation by Mr. Ng of a loan and accrued interest owed to him by a subsidiary of the Company in the aggregate amount of approximately $1.7 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

China Water and Drinks Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity of China Water and Drinks Inc. and subsidiaries (the “Company”) for the period from January 1, 2008 to October 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of China Water and Drinks Inc. and subsidiaries for the period from January 1, 2008 to October 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on October 30, 2008, the Company was acquired by Heckmann Corporation.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 14, 2011

CHINA WATER AND DRINKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

January 1, 2008 to October 29, 2008
Revenue	$9,757
Cost of goods sold	(8,068)

Gross profit	1,689
Operating expenses:
Selling and marketing expenses	(575)
General and administrative expenses	(111,957)

Total operating expenses	(112,532)

Loss from continuing operations	(110,843)
Other loss, net	(15)
Interest expense	(15,466)
Minority interest	(144)
Income from equity method investment	4,260

Loss from continuing operations before income taxes	(122,208)
Income taxes	—

Loss from continuing operations	(122,208)
Income from discontinued operations	1,208

Net loss	(121,000)
Foreign currency translation gain	1,342

Comprehensive loss	$(119,658)

Net loss per share, basic and diluted:
Loss from continuing operations	$(1.29)
Income from discontinued operations	0.01

Net Loss	$(1.28)

Weighted average number of shares, basic and diluted	94,521

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER AND DRINKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

January 1, 2008 to October 29, 2008
Cash flows from operating activities:
Net loss	$(121,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,684
Bad debt expense	7,479
Minority interest	144
Write off of non-recoverable prepaid expenses and other receivables	31,570
Write off of non-recoverable deposits for acquisitions	10,811
Income from equity method investment	(4,260)
Non-cash interest expense	12,000
Share based compensation	46,642
Changes in operating assets and liabilities net of business acquisitions:
Accounts receivable	2,901
Inventories	(2,259)
Prepaid expenses and other receivables	104
Other assets	1,620
Accounts payable	(2,535)
Net cash used in operating activities by discontinued operations	(648)

Net cash used in operating activities	(15,747)

Cash flows from investing activities:
Purchases of property and equipment	(3,899)
Deposits for potential acquisitions	(10,811)
Cash paid for acquisition of Changsha, net of cash acquired of $138	(5,700)
Cash paid for acquisition of Grand Canyon, net of cash acquired of $736	(16,454)
Net cash used in investing activities by discontinued operations	(438)

Net cash used in investing activities	(37,302)

Cash flows from financing activities:
Issuance of convertible notes	44,099
Net cash used in financing activities by discontinued operations	(219)

Net cash provided by financing activities	43,880

Net decrease in cash and cash equivalents	(9,169)
Cash and cash equivalents at beginning of period	10,868
Effect of change in foreign exchange rate on cash and cash equivalents	1,342

Cash and cash equivalents at end of period	$3,041

Supplemental disclosure of cash flow information:
Cash paid for interest	$16

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER AND DRINKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount
As of January 1, 2008	—	—	94,521	$95	$118,092	$(30,357)	$1,809	$89,639
Net loss	—	—	—	—	—	(121,000)	—	(121,000)
Beneficial conversion feature on convertible notes (Note 9)	—	—	—	—	44,000	—	—	44,000
Stock based compensation (Note 8)	—	—	—	—	46,642	—	—	46,642
Foreign currency translation adjustment	—	—	—	—	—	—	1,342	1,342

As of October 29, 2008	—	$—	94,521	$95	$208,734	$(151,357)	$3,151	$60,623

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

NOTE 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the results of China Water and Drinks Inc., its wholly-owned subsidiaries, Gain Dynasty Investments Ltd. and its wholly-owned subsidiaries, Olympic Forward Trading Company Ltd., Guangdong Taoda Drink Co Ltd., Zhanjiang Taoda Drink Co Ltd., Changchun Taoda Beverage Co Ltd., Shandong Olympic Forward Drink Co Ltd; Fine Lake International Ltd. (“Fine Lake”) and its wholly-owned subsidiary, Pilpol (HK) Biological Ltd. (“Pilpol”) and its wholly-owned subsidiary, Nanning Taoda Drink Co Ltd. (“Nanning”) and its 66.67% owned subsidiaries, Shen Yang Aixin Industry Co Ltd. (“Shenyang”) and Grand Canyon. All significant inter-company transactions have been eliminated in consolidation.

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

The Company holds a 48% equity investment in China Bottles Inc. (“China Bottles”) (formerly Hutton Holdings Corporation) (Note 3).

Accounts Receivable, net

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of October 29, 2008 the allowance for doubtful accounts was approximately $22,000. The table below sets forth a rollforward of the Company’s allowance for doubtful accounts (in thousands):

January 1, 2008 to October 29, 2008
Balance at beginning of period	$22
Additions: Bad debt expense	7,479
Less: Write off of uncollectible accounts	(7,479)

Balance at end of period	$22

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

Translation rates applied during the period were as follows:

Period from January 1, 2008 to October 29, 2008
Average RMB: USD Exchange Rate	6.984
Average HKD: USD Exchange Rate	7.779

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

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008

For the period from January 1, 2008 to October 29, 2008 the effect of the conversion of outstanding options and warrants, contingently issuable shares and the conversion of debt would have been anti-dilutive.

The following table presents information regarding the potential dilutive shares for the periods presented (in thousands):

January 1, 2008 to October 29, 2008
Stock options and warrants	2,239
Contingently issuable shares	1,524
Convertible debt	11,765

Total	15,528

Concentrations of Customer and Supplier Risk

Four customers comprised 31%, 17%, 12% and 10% of revenues for the period from January 1, 2008 to October 29, 2008.

The company purchased 30% of raw materials from three vendors for the period from January 1, 2008 to October 29, 2008.

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

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended October 29, 2008.

Retirement Benefits

PRC regulations mandate companies to contribute funds into the national retirement system managed by the government, which benefits qualified employees based on where they were born within the country. The Company records any required contribution as payroll tax expense. Very few of the Company’s employees qualify under the national retirement system. The Company provides no other retirement benefits to its employees. The Company recorded approximately $26,000 of retirement benefits expense for the period from January 1, 2008 to October 29, 2008.

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $25,000 for the period from January 1, 2008 to October 29, 2008.

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

CHINA WATER AND DRINKS INC.

Notes to the Consolidated Financial Statements—(Continued)

Period from January 1, 2008 to October 29, 2008

The following table summarizes the results of operations of China Bottles for the period from January 1, 2008 to October 29, 2008 (in thousands):

January 1, 2008 to October 29, 2008
Revenues	$49,213
Gross profit	$33,894
Net income	$8,875

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

Revenues from discontinued operations were approximately $10,776,000 for the period from January 1, 2008 to October 28, 2008. Net income from discontinued operations was approximately $1,208,000 for the period from January 1, 2008 to October 28, 2008 .

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

The following unaudited pro forma financial information for the period from January 1, 2008 to October 29, 2008 gives effect to the above acquisitions as if they had occurred at the beginning of each respective period (excluding the acquisition of ShenYang Aixin, as it is being presented as discontinued operations as noted above):

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

A reconciliation of tax at the United States federal statutory rate to the effective income tax rate applied to the pre-tax loss from continuing operations recorded in the financial statements is as follows:

January 1 to October 29, 2008
US federal statutory rate	34.0%
Foreign tax rate difference	-1.0%
Effect of Tax Holiday/exemption	-33.0%

—%

Beginning January 1, 2008, a new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs.

NOTE 6—Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2011. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options.

Rental expense incurred for noncancellable operating leases was $498,000 for the period January 1, 2008 to October 29, 2008.

At October 29, 2008, future minimum lease payments under operating leases are as follows (in thousands):

Year ending December 31,
2008 (2 months ended December 31)	57
2009	288
2010	133
2011	86
2012	—

Total future minimum lease payments	$564

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

Litigation

On May 21, 2010 an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against Heckmann Corporation and various of its directors and officers in the Untied States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of United States federal securities laws in connection with the Heckmann Corporation’s acquisition of the Company in October 2008. On October 8, 2010, the court-appointed lead plaintiff filed an Amended Class Action Complaint that adds the Company as a defendant. Heckmann Corporation has filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. Heckmann Corporation is waiting on the ruling on the motion to dismiss the Amended Class Action Complaint.

NOTE 7—Preferred Stock and Share Sale

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

At October 29, 2008, $3,346,000 of the Company’s additional paid-in capital or retained earnings (if one has a negative balance) is attributable to this reserve requirement. The Company does not plan to distribute earnings or declare dividends in the near future. However, if the Company determines future distributions are appropriate, such distributions will be subject to this reserve requirement.

NOTE 8—Convertible Notes Payable

On January 24, 2008, the Company entered into a Securities Purchase Agreement (the “2008 Securities Purchase Agreement”), with certain investors, for the purchase and sale of 5% secured convertible notes (the “Notes”) in the aggregate amount of $50,000,000 (the “Purchase Price”). The Company received proceeds of $46 million ($50 million, net of financing costs). The Notes are secured by all of the capital stock owned by the Company in each of its subsidiaries (other than its subsidiaries located in the People’s Republic of China) and China Bottles.

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

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 19, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1A	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated September 29, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (included in Annex A to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

2.1B	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated October 30, 2008, by and among Heckmann Corporation, Heckmann Acquisition II Corporation and China Water and Drinks, Inc. (incorporated herein by reference to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

2.10	Stock Purchase Agreement, dated as of November 8, 2010, by and among Heckmann corporation, Complete Vacuum and Rental, Inc., Steven W. Kent, II and Jana S. Kent (incorporated herein by reference to Exhibit 2.10 to Heckmann Corporation’s Current Report on Form 8-K filed November 9, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.1B	SECOND CERTIFICATES of Amended and Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 26, 2007)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

Exhibit Number	Description
4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

10.3	Form of Investment Management Trust Agreement, by and between American Stock Transfer & Trust Company, as trustee, and Heckmann Corporation (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

10.5	Letter Agreement, dated October 3, 2007, by and between Heckmann Acquisition, LLC and Heckmann Corporation (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to Heckmann Corporation’s Registration Statement on Form S-1 filed October 5, 2007)

10.19	Majority Stockholder Consent Agreement, dated May 19, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19A	Amendment No. 1 to Majority Stockholder Consent Agreement, dated September 19, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19B	Amendment No. 2 to Majority Stockholder Consent Agreement, dated September 26, 2008, by and between Heckmann Corporation and Xu Hong Bin (included in Annex B to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.19C	Amendment No. 3 to Majority Stockholder Consent Agreement, dated October 30, 2008, by and among Heckmann Corporation, Xu Hong Bin and Kotex Development Limited (incorporated herein by reference to Exhibit 10.19C to Heckmann Corporation’s Current Repot on Form 8-K filed November 5, 2008)

10.20	Majority Stockholder Written Consent Agreement, dated May 19, 2008, by and between Heckmann Corporation and Chen Xing Hua (included in Annex C to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.20A	Amendment No. 1 to Majority Stockholder Consent Agreement, dated September 26, 2008, by and between Heckmann Corporation and Chen Xing Hua (included in Annex C to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.21	Undertaking Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex D to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.21A	Amendment No. 1 to Undertaking Agreement, dated September 26, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex D to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

Exhibit Number	Description
10.22	Conversion Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex F to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.23	Release Agreement, dated May 19, 2008, by and among Heckmann Corporation, China Water and Drinks, Inc. and the other signatories party thereto (included in Annex E to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed on October 1, 2008 and incorporated herein by reference)

10.25**	$15 Million Bonus Plan (incorporated herein by reference to Exhibit 10.25 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

10.27**	Amended and Restated Executive Employment Agreement, dated December 30, 2010, by and between Heckmann Corporation and Brian R. Anderson.*

10.30**	Amended and Restated Executive Employment Agreement, dated December 30, 2010, by and between Heckmann Corporation and Charles R. Gordon.*

10.31**	Executive Employment Agreement, dated December 30, 2010, by and between Heckmann Corporation and Damian C. Georgino.*

10.32	Escrow Resolution and Transition Agreement, dated March 13, 2009, by and among Heckmann Corporation, Xu Hong Bin and Kotex Development Limited (incorporated herein by reference to Exhibit 10.35 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

10.33†	Contract, dated March 11, 2009, by and between Coca-Cola Bottlers Manufacturing (Dongguan) Co. Ltd. and China Water and Drinks, Inc. (incorporated herein by reference to Exhibit 10.36 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 16, 2009)

10.34†	Agreement for Firm Disposal of Saltwater between Charis Partners LLC and Exco Production Company, L.P., dated September 3, 2008 (incorporated herein by reference to Exhibit 10.38 to Heckmann Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009, filed January 6, 2010)

10.35†	Agreement for Firm Disposal of Saltwater between Charis Partners, LLC and El Paso E&P Company, L.P., dated July 8, 2008. (incorporated by reference to Exhibit 10.39 to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 9, 2009)

10.36†	First Supplemental and Amended Agreement for Firm Disposal of Saltwater between Heckmann Water Resources Corporation and Exco Production Company, L.P., executed February 26 2010, effective January 25, 2010. (incorporated herein by reference to Exhibit 10.42 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed March 11, 2010)

10.37†	Limited Liability Company Agreement of Energy Transfer Water Solutions JV, LLC by and between ETC Water Solutions, LLC and HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.42 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

Exhibit Number	Description
10.38†	Operations and Reimbursement Agreement by and between HEK Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.43 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.39†	Operations and Reimbursement Agreement by and between ETC Water Solutions, LLC and Energy Transfer Water Solutions JV, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.44 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.40	Guaranty Agreement, by Energy Transfer Partners, LP in favor of HEK Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.45 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

10.41	Guaranty Agreement, by Heckmann Corporation in favor of ETC Water Solutions, LLC, dated February 4, 2010 (incorporated by reference to Exhibit 10.46 to Heckmann Corporation’s Current Report on Form 8-K filed February 9, 2010)

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

21.1	Subsidiaries of Heckmann Corporation*

23.1	Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Indicated compensatory plan, contract or arrangement in which directors or executive officers may participate.

†	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.