Form 10-Q
period 2011-03-31
Heckmann CORP
filed 2011-05-10
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2011 was 114,777,726.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,607	$91,212
Certificates of deposit	12,831	11,830
Marketable securities	38,146	75,554
Accounts receivable, net	18,795	17,749
Inventories, net	1,671	1,877
Prepaid expenses and other receivables	5,629	2,893
Income tax receivable	1,980	1,980
Other current assets	97	144

Total current assets	167,756	203,239
Property, plant and equipment, net	133,300	103,618
Marketable securities	27,678	14,619
Equity investments	7,588	7,628
Intangible assets, net	24,280	24,526
Goodwill	47,350	47,350
Other	3,195	273

Total assets	$411,147	$401,253

Liabilities and equity
Current liabilities:
Accounts payable	$24,203	$20,961
Deferred revenue	417	346
Accrued expenses	18,758	21,680
Current portion of long-term debt	22,823	11,221
Due to related parties	417	414

Total current liabilities	66,618	54,622
Deferred income taxes	8,849	8,773
Long-term debt, net of current portion	22,139	20,474
Other long-term liabilities	14,178	14,307
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 127,489,387 shares issued and 113,180,184 shares outstanding at March 31, 2011 and 127,489,387 shares issued and 114,180,184 shares outstanding December 31, 2010	126	126
Additional paid-in capital	747,631	747,187
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,500)	(15,088)
Accumulated other comprehensive income	33	99
Accumulated deficit	(423,494)	(423,859)

Total equity of Heckmann Corporation	297,952	301,621
Noncontrolling interest	1,411	1,456

Total equity	299,363	303,077

Total liabilities and equity	$411,147	$401,253

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue	$23,760	$8,605
Cost of goods sold	18,680	6,822

Gross profit	5,080	1,783
Operating expenses:
Selling and marketing	484	509
General and administrative	5,840	2,806

Total operating expenses	6,324	3,315

Loss from operations	(1,244)	(1,532)
Interest (expense) income, net	(252)	744
Income (loss) from equity method investments	(40)	50
Other, net	1,989	331

Income (loss) before income taxes	453	(407)
Income tax benefit (expense)	(133)	142

Net income (loss)	320	(265)
Net loss attributable to the noncontrolling interest	45	37

Net income (loss) attributable to common stockholders	$365	$(228)

Earnings (loss) per share (Note 2):
Basic	*	*

Diluted	*	*

*	Amount is less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Net income (loss) attributable to common stockholders	$365	$(228)
Add back: net loss attributable to the noncontrolling interest	45	37

Net income (loss)	320	(265)

Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(11)	(33)
Reclassification of net gains from sales of available-for-sale securities included in earnings	—	(311)
Unrealized gain (loss) on available-for-sale securities	(55)	84

Total other comprehensive loss, net of tax	(66)	(260)

Comprehensive income (loss), net of tax	254	(525)
Net loss attributable to the noncontrolling interest	45	37

Comprehensive income (loss) attributable to the Company	$299	$(488)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating activities
Net income (loss)	$320	$(265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,536	898
Amortization	534	364
Settlement of litigation (Note 9)	(1,849)	—
Stock-based compensation	444	251
Loss (gain) from equity method investments	40	(50)
Other	355	127
Changes in operating assets and liabilities:
Accounts receivable	(1,003)	(807)
Inventories	219	(389)
Prepaid expenses and other receivables	(2,768)	978
Accounts payable and accrued expenses	(981)	(7,239)
Deferred revenue	(16)	(80)
Deposits	(41)	(12)
Other assets	387	(183)
Due to related party	—	(46)
VAT and income taxes payable	164	(238)

Net cash used in operating activities	(659)	(6,691)

Investing activities
Purchases of available-for-sale securities	(27,908)	(11,193)
Proceeds from sale and maturity of available-for-sale securities	51,755	45,180
Purchase of certificates of deposit	(1,000)	—
Purchases of property and equipment	(30,363)	(4,076)
Prepayment for acquisitions	(2,875)	—
Investment in joint venture	—	(50)
Other	(400)	—

Net cash (used in) provided by investing activities	(10,791)	29,861

Financing activities
Payment on long-term debt agreements	(2,474)	(204)
Borrowings under revolving credit facility	849	1,566
Borrowings under term loans	14,897	—
Cash paid to purchase treasury stock	(4,412)	—
Other	(6)	—

Net cash provided by financing activities	8,854	1,362

Net (decrease) increase in cash and cash equivalents	(2,596)	24,532
Effect of change in foreign currency exchange rate on cash and cash equivalents	(9)	(31)
Cash and cash equivalents at beginning of period	91,212	136,050

Cash and cash equivalents at end of period	$88,607	$160,551

Non-cash investing and financing activities
Property plant and equipment purchased in exchange for accounts payable	$2,800	$765
Supplemental cash flow information:
Cash paid for interest	$411	$49
Cash paid for income taxes	$34	$36

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statement of Equity

Three months ended March 31, 2011

(Unaudited)

(In thousands, except share data)

	Total	Heckmann Corporation Shareholders									Noncontrolling Interest
		Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income

		Shares	Amount		Shares	Amount	Warrants	Amount
Balance at January 1, 2011	$303,077	127,489,387	$126	$747,187	13,308,563	$(15,088)	11,331,197	$(6,844)	$(423,859)	$99	$1,456
Issuance of stock to employees (Note 7)	444			444
Purchase of common stock for cash	(4,412)				1,000,000	(4,412)

Comprehensive loss:
Net income	320								365		(45)
Other comprehensive loss, net of tax:

Unrealized loss on available for sale securities	(55)									(55)
Foreign currency translation loss	(11)									(11)

Other comprehensive loss	(66)

Comprehensive loss	254

Balance at March 31, 2011	$299,363	127,489,387	$126	$747,631	14,308,563	$(19,500)	11,331,197	$(6,844)	$(423,494)	$33	$1,411

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation together with its subsidiaries (the “Company”, “we”, “us” or “our”) is a services-based company focused on total water solutions for shale or “unconventional” oil and gas exploration. We also have a subsidiary that produces and distributes bottled water products in the People’s Republic of China (“PRC” or “China”). As such, we operate in two primary business segments: water solutions for energy development and bottled water products.

Water Solutions For Energy Development

Our water solutions for energy development segment, referred to as “HWR” addresses the pervasive demand for diverse water solutions required for the production of energy in an integrated and efficient manner through various service and product offerings. This segment includes our water disposal, trucking, fluids handling, treatment and pipeline transport facilities, and water infrastructure services for oil and gas exploration and production companies.

Our water solutions for energy development segment is operated through our subsidiary Heckmann Water Resources Corporation, and also includes Heckmann Water Solutions LLC (“HWS”) established on February 4, 2010 through the Company’s joint venture with Energy Transfer Partners, L.P. (NYSE: ETP) (“ETP”) and Complete Vacuum and Rental Inc. (“CVR”) which the Company acquired in November 30, 2010.

On February 4, 2010, the Company entered into a joint venture agreement with ETP operating under the name Energy Transfer Water Solutions, JV, LLC, or ETWS. The Company’s joint venture with ETP is a 50/50 partnership that develops water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus Shale area in Pennsylvania and the Haynesville Shale area in Louisiana and Texas, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. The Company’s 50% interest in the joint venture is held through HWS. HWR’s Haynesville pipeline, and related transfer stations and disposal wells are not part of the joint venture with ETP.

HWR currently operates multi-modal water disposal, treatment, trucking, and pipeline transportation businesses in Texas, Louisiana, Pennsylvania, West Virginia, and Ohio serving customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of complex water flows in connection with shale gas hydraulic fracturing drilling, including fresh water for hydraulic fracturing, or “fracking,” operations, flowback water and produced brine waters. HWR services customers operating in the Haynesville, Eagle Ford, Barnett, and Marcellus shale plays.

Through a series of acquisitions, we now own and operate a fleet of approximately 400 trucks for hauling and disposal along with approximately 780 frac tanks. In addition to transporting produced water and other waste water streams to its disposal or treatment sites, HWR transports fresh water for production and provides services for site preparation, water pit excavations, and remediation.

HWR now has a total of 22 operating wells in the Haynesville and Eagle Ford shale plays which have a combined permitted salt water disposal capacity of more than 340,000 barrels per day.

During 2009, we acquired an approximately 7% equity interest in Underground Solutions, Inc. (UGSI.PK) (“UGSI”). UGSI’s complement of patented flexible fusion pipeline products and fusion processes, technologies, and field know-how positions it as a leading and innovative pipeline products solution provider. UGSI provides infrastructure technologies for water, sewer and conduit applications.

Bottled Water Products

The Company’s bottled water products segment is operated through our wholly owned subsidiary, China Water and Drinks, Inc., or China Water. Through China Water, we produce bottled water products at seven bottled water facilities in the PRC.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2010 Annual Report on Form 10-K.

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

Seasonality - We typically experience higher sales of bottled water in the summer time in coastal cities while sales remain constant throughout the entire year in certain inland cities. In general, our sales are higher in the second and third quarters of the year when the weather tends to be hot and dry, and lower in the first and fourth quarters when the weather tends to be cold and wet. Sales, however, may also fluctuate throughout the year for other reasons, such as the timing of our advertising and promotional campaigns.

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

Earnings Per Share - Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise prices of the stock warrants. At March 31, 2011 and 2010, the Company’s dilutive securities include 68,164,085 and 71,513,594 of warrants and options exercisable for common stock. These dilutive securities were omitted from the computation of dilutive loss per share for the three months ended March 31, 2010 because the effect would be anti-dilutive.

For the purpose of the computation of earnings per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares and although classified as issued, are not included in the basic weighted average number of shares outstanding until all necessary conditions are met that no longer cause the shares to be contingently returnable. Accordingly, excluded from the computation of basic EPS are 5,437,132 and 3,500,000 contingently returnable shares held in escrow as of March 31, 2011 and 2010, respectively.

Basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 were calculated as follows (amounts in thousands except share and per share amounts):

	2011		2010
Net income (loss) attributable to the Company		$365		$(228)

Weighted average number of common shares:
Basic		108,541,060		108,750,650
Effect of dilutive securities:
Warrants		1,134,706		—
Employee share-based compensation		2,127,261		—
Contingent issuances		5,508,560		—

Diluted		117,311,587		108,750,650

Earnings per share attributable to the Company
Basic	$	*	$	*

Diluted	$	*	$	*

Warrants to purchase approximately 64.2 million shares of the Company’s common stock at March 31, 2011, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended March 31, 2011. As such, these share-based awards did not affect the computation of diluted earnings per share.

*	Amount is less than $0.01 per share

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

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible. As of March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was approximately $1.9 million and $2.2 million, respectively.

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

Fair Value of Financial Instruments - The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Revenue Recognition - We recognize revenues in accordance with Staff Accounting Bulletin No 104 and accordingly all of the following criteria must exist for revenues to be recognized: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our revenue results from sales contracts with direct customers and revenues are generated upon shipment of the goods.

All finished products for bottled water sales are delivered to customers directly from plant locations throughout the PRC. Furnished product relating to the saltwater disposal and transport business consist of delivery of saltwater via Company owned and independent truck haulers, through a water transport pipeline, or directly to our disposal wells or at saltwater storage facilities. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Disposal rates are generally based on a fixed fee per barrel of disposal water. Revenue is recognized based on the number of barrels disposed upon delivery.

Income taxes - Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that will more likely than not be realized. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2011, the Company had no interest or penalties accrued for uncertain tax positions.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determinator of net income for the respective periods.

The Company has adopted the United States Dollar as its reporting currency. The financial statements of the Company’s foreign subsidiaries are translated into United States Dollars (“USD”), using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses gains and losses. Amounts classified in stockholders equity are translated at historical exchange rates. The resulting translation adjustments are not included in determining net income, but are included in foreign exchange adjustment recorded in accumulated other comprehensive income (loss) a component of stockholders equity.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances and settlements to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changed revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The new guidance was effective for the Company in the first quarter of 2011. The adoption of the new guidance did not have an impact on the Company’s consolidated results of operations or financial position.

Intangibles — Goodwill and Other

In December 2010, the FASB issued updated guidance that modifies the goodwill impairment test. Goodwill is tested for impairment using a two-step process. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit’s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare the implied fair value with the carrying amount of the goodwill. If the carrying amount exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

The updated guidance requires that, if the carrying amount of a reporting unit becomes zero or negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists. In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment test of goodwill (e.g., a significant adverse change in business climate or an anticipated sale of a reporting unit). The provisions of the guidance were effective for annual and interim periods beginning after December 15, 2010. The adoption of this guidance in January 2011 did not affect the Company’s results of operations, financial position or liquidity.

Note 3 — Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
March 31, 2011
Held-to-maturity
Certificates of deposit	1	$12,831	$—	$—	$12,831

Available-for-sale:
Current:
U.S. Government Securities	1	$19,871	$32	$4	$19,899
Corporate Notes	1	18,166	81	—	18,247

		38,037	113	4	38,146

Noncurrent:
U.S. Government Agencies	2-3	640	18	—	658
U.S. Government Securities	2-3	6,919	9	11	6,917
Corporate Notes	2-3	20,030	107	34	20,103

		27,589	134	45	27,678

Total		$65,626	$247	$49	$65,824

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2010
Held-to-maturity:
Certificates of deposit	1	$11,830	$—	$—	$11,830

Available-for-sale:
Current:
U.S. Government Agencies	1	$13,026	$14	$—	$13,040
U.S. Government Securities	1	16,168	10	5	16,173
Corporate Notes	1	46,178	169	6	46,341

		75,372	193	11	75,554

Noncurrent:
U.S. Government Agencies	2-3	1,035	30	—	1,065
U.S. Government Securities	2-3	2,925	—	11	2,914
Corporate Notes	2-3	10,537	123	20	10,640

		14,497	153	31	14,619

Total		$89,869	$346	$42	$90,173

Note 4 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$12,831	$12,831	$—	$—
U.S. Government Agencies	658	658	—	—
Corporate Notes	38,350	38,350	—	—
U.S. Government Securities	26,816	26,816	—	—

Total	$78,655	$78,655	$—	$—

Liabilities:
Contingent consideration	$14,088	$—	$—	$14,088

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Changes in the fair value of these obligations are recorded as income or expense within the line item “Other, net” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes in the fair value of the Level 3 liability for contingent consideration for the three months ended March 31, 2011, are as follows (in thousands):

Contingent Consideration
Balance at January 1, 2011	$13,701
Change in fair value of contingent consideration	387

Balance at March 31, 2011	$14,088

Note 5 — Equity Investments

Investment in Underground Solutions, Inc.

On May 6, 2009, the Company purchased approximately 7% of the equity of UGSI, a water infrastructure and pipeline supplier located in Poway, California for approximately $6.8 million in cash. On December 10, 2009, the Company purchased 1.0 million preferred shares of UGSI for approximately $0.4 million in cash. Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. Accordingly, this investment is accounted for under the cost method. The Chief Executive Officer of UGSI serves as a member of the Board of Directors of the Company.

Investment in Energy Transfer Water Solutions, JV LLC

On February 4, 2010, the Company’s wholly owned subsidiary HWS entered into a limited liability company agreement with ETC Water Solutions, LLC (“ETC”), a wholly owned subsidiary of ETP, that established a 50-50 joint venture, ETWS, to develop solutions for the transportation and treatment of produced water, frac fluids and other types of discharged waters generated in the Marcellus Shale oil and natural gas fields throughout Pennsylvania, New York, West Virginia, Virginia, Kentucky, Tennessee and Ohio, and in the Haynesville Shale in Louisiana and Texas.

The Company’s HWS subsidiary will, under a separate operations and reimbursement agreement with ETWS, build and operate all water processing and treatment facilities owned by the joint venture. ETC will, under a separate operations and reimbursement agreement with ETWS, build and operate all pipeline facilities used to transport produced water, frac fluids and other types of discharged waters to the water processing and treatment facilities operated by HWS. To date, no such operations have been established by ETWS.

ETWS is managed by a board of directors comprised of an equal number of HWS and ETC representatives, and will be jointly funded unless HWS or ETC opts not to consent to a project, in which case, if the other party elects to proceed on a unilateral basis, it will be entitled to a pre-tax, unlevered internal rate of return of thirty percent on the capital contributions with respect to such project. All other distributions will be made on a 50-50 basis. In 2010, each of HWS and ETC made capital contributions to ETWS of $1,1350,000. There were no contributions made in the three months ended March 31, 2011. All cash contributions and payables recorded to ETWS were to fund prospective project expenses. During the three months ended March 31, 2011 the Company recorded $40,000 of losses on this equity investment, which represents the Company’s 50 % share of operating expenses of ETWS. No income or loss was recorded in the three months ended March 31, 2010.

Note 6 — Income Taxes

The effective income tax rate was 29.5% (expense) and 35% (benefit) for the three months ended March 31, 2011 and 2010, respectively. The Company’s effective tax rate differs from the United States statutory rate primarily due to the tax impact of state taxes, foreign operations, nondeductible compensation, transaction and other costs related to acquisitions, and changes to valuation allowances.

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

Stock Options

The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. There were 207,500 stock options granted during the three months ended March 31, 2011. These stock options vest over a three year period and had a weighted average grant date fair value of approximately $2.60 per share. The exercise price for these options was equal to the market price of the Company’s common stock at the grant dates. No stock options were granted during the three months ended March 31, 2010. Stock-based compensation cost is included in general and administrative expense in the statement of operations and totaled approximately $328,000 and $87,200 for the three months ended March 31, 2011 and 2010, respectively.

Restricted Common Stock

For the three months ended March 31, 2011 and 2010, the Company recorded approximately $116,000 and $164,200, respectively, of stock-based compensation expense to its employees and consultants related to shares of restricted common stock granted prior to January 1, 2010. No shares of common stock were issued pursuant to the 2009 Plan during the three months ended March 31, 2011 and 2010.

Stock and Warrant Repurchase Program

In March 2011, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 31, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. One million common shares were purchased by the Company in a private transaction, through a financial intermediary, in connection with the Ng Settlement for approximately $4.4 million in cash during the three months ended March 31, 2011. No warrants were purchased in the three months ended March 31, 2011.

Note 8 — Debt

Total debt is comprised of the following at March 31, 2011 and December 31, 2010 (in millions):

(in millions)	March 31, 2011	December 31, 2010
Working capital line of credit	$5.5	$6.1
Equipment credit line	11.9	1.5
4.3% Term loans due through 2020	22.7	20.8
3.8% Real estate loans due through 2015	3.0	3.0
3.1% Notes payable due through 2014	1.8	0.3

Total debt	44.9	31.7

Less: current portion	(22.8)	(11.2)

Total long-term debt	$22.1	$20.5

Financings under the equipment credit line are subject to conversion into term loans and as such may be reclassified as long term debt in future periods.

Note 9 — Commitments and Contingencies

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

Litigation

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery titled Xu Hong Bin, et al. v. Heckmann Corporation, et al. (C.A. No. 4637-CC) making various claims against the Company and its directors and executive officers (the “Delaware Action”). Xu alleged that the Company’s intended cancellation of approximately 5.3 million shares of Company common stock held by him was unwarranted and was a breach of the general release in the Escrow Resolution and Transition Agreement between him and the Company, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 22, 2009, the Company filed an answer denying all allegations in the complaint, and a counterclaim alleging breaches of fiduciary duties, fraud, and fraudulent inducement. On April 3, 2011, the Company and Xu entered into a Settlement Agreement and Mutual Release to resolve all claims between and among them arising from the Delaware Action (the “Xu Settlement”).

On April 3, 2011, in addition to the Xu Settlement, and to avoid potential future claims, the Company entered into a Settlement Agreement and Mutual Release with First Asia Finance Group Limited, Lap Woon Wong, Sze Tang Li, IBroader Developments Limited and Canary Global Investments, Inc. (collectively, the “Albert Li Group”), arising out of the Albert Li Group’s purported right to certain shares of Company common stock in connection with the acquisition of China Water (the “Li Settlement Agreement”) (together with the Xu Settlement, the “Delaware Settlement Agreements”).

Under the terms of the Delaware Settlement Agreements, both Xu and the Albert Li Group received and were allowed to trade previously-issued shares of Company common stock and warrants, in exchange for their relinquishment of all claims to the remainder of the Company shares previously claimed by them. In addition, the Albert Li Group was paid $600,000 in cash. The parties to the Delaware Settlement Agreements exchanged full and mutual releases between and among the Company, Xu and the Albert Li Group. On April 26, 2011, the parties to the Delaware Action filed a Stipulation of Dismissal with Prejudice of the Delaware Action.

On May 28, 2010, Ng Tak Kau, a former officer of China Water who was also part of the selling insiders group that includes Xu, filed a lawsuit in the Delaware Court of Chancery titled Ng v. Heckmann Corporation, et al., C.A. No. 5524-CC, making various claims against the Company and its directors and executive officers. Ng alleged that the Company’s intended cancellation of 4.08 million shares potentially issuable to him in connection with the Company’s acquisition of China Water was unwarranted and a breach of agreements entered into in connection with the acquisition. On July 13, 2010, the Company filed an answer denying all allegations in the complaint, and a counterclaim alleging fraud and fraudulent inducement. On January 22, 2011, the Company entered into a Settlement Agreement and Mutual Release with Ng and certain other related parties (the “Ng Settlement”). Under the terms of the Ng Settlement, Ng received shares of previously-issued, but restricted and not transferable, shares of Company common stock, in exchange for full and mutual releases between Ng and the Company and the cancellation by Ng of a loan and accrued interest owed to him by a subsidiary of the Company in the aggregate amount of approximately $1.8 million.

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. The court has not yet ruled on the motion to dismiss.

On May 21, 2010, Westfield Retirement Board, also purporting to act on behalf of shareholders, filed a virtually identical class action lawsuit in the United States District for the Central District of California. On July 26, 2010, Westfield filed a request to voluntarily dismiss that case. On July 27, 2010, the case was dismissed.

On November 18, 2010, Melissa Hess filed a shareholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. Plaintiff’s opposition to the demurrer is due April 25, 2011, and the Company’s reply to Plaintiff’s opposition is due May 25, 2011. The hearing date on the demurrer is scheduled for June 21, 2011.

In addition, the Company is subject to claims and litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.

Earn-out

In addition to the initial purchase price the Company may make additional payments to CVR’s former shareholders upon the achievement of certain EBITDA targets for each of fiscal years 2011, 2012 and 2013, in which CVR achieves targeted EBITDA of $20.0 million per year. The Company could pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which EBITDA exceeds $20.0 million for the relevant fiscal year (the “Earn-Out Payments”). The Earn-Out Payments are to be paid in a combination of 70% cash and 30% of the Company’s common stock, up to an aggregate maximum amount equal to $12.0 million in total. The specific number of shares of the Company’s common stock to be included in each Earn-Out Payment shall be computed as the average of the closing price of the Company’s common stock on the New York Stock Exchange for the 10 trading days immediately prior to the issuance of the shares.

Note 10 — Segments

The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. The Company evaluates performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission. The Company’s two reportable segments are referred to as water solutions for energy development and bottle water products.

The tables below summarize information about reported segments (in thousands):

	Bottled Water Products	Water Solutions for Energy Development	Corporate	Total
Three Months Ended March 31, 2011
Sales	5,529	18,231	—	23,760
Gross profit	670	4,410	—	5,080
Income (loss) before income taxes	1,056	1,537	(2,140)	453
Additions to fixed assets	1,548	31,516	99	33,163

Three Months Ended March 31, 2010
Sales	6,510	2,095	—	8,605
Gross profit	1,338	445	—	1,783
Income (loss) before income taxes	(431)	49	(25)	(407)
Additions to fixed assets	417	4,424	—	4,841

Year Ended December 31, 2010
Goodwill	6,341	41,009	—	47,350
Total assets	45,582	171,282	184,389	401,253

	Bottled Water Products	Water Solutions for Energy Development	Corporate	Total
The following information is by geographic area (in thousands):

	China	United States	Total
March 31, 2011
Revenue	5,529	18,231	23,760
Long-lived assets, net	19,140	114,160	133,300

March 31, 2010
Revenue	6,510	2,095	8,605

Note 11 — Subsequent Events

On April 3, 2011, the Company entered into the Delaware Settlement Agreements. Under the terms of the Delaware Settlement Agreements, Xu and the Albert Li Group received and were allowed to trade certain previously issued shares of Company common stock and warrants, in exchange for their relinquishment of all claims (in the case of Xu) and potential claims (in the case of the Albert Li Group) to the remainder of the Company shares previously claimed by them. In addition the Albert Li Group was paid $600,000 in cash. The parties to the Delaware Settlement Agreements exchanged full and mutual releases between and among the Company, Xu and the Albert Li Group. On April 26, 2011, the parties to the Delaware Action filed a Stipulation of Dismissal with Prejudice of the Delaware Action (See Note 9).

We completed the following acquisitions after March 31, 2011: in April we acquired: (i) certain assets from Bear Creek LLC including fresh water and produced water transportation and two salt water disposal wells in the Haynesville Shale area of Texas with complementary transportation operations extending into Louisiana; (ii) substantially all of the assets and the business of Devonian Industries, a fresh water and produced water transportation and frac tank rental company, operating in southwestern Pennsylvania, southeastern Ohio and northern West Virginia (Marcellus Shale area); and (iii) certain fresh water and produced water transportation assets and two salt water disposal wells in the Haynesville Shale area from Sand Hill Foundation pursuant to a Bankruptcy Code section 363 transaction. On May 1, 2011 we acquired Excalibur Energy Services LLC, a fresh water and produced water transportation company, and Blackhawk, LLC, a frac tank rental company, operating in northern Pennsylvania (Marcellus Shale area), as well as the Eagle Ford and Barnett Shale areas in Texas. In connection with these four separate business acquisitions, the Company used cash and cash equivalents of approximately $67.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), acquired October 30, 2008, Heckmann Water Resources Corporation (“HWRC”) established July 1, 2009, Complete Vacuum & Rentals, Inc. (“CVR”), acquired November 30, 2010, and Heckmann Water Solutions, LLC (HWS”), established February 4, 2010. China Water is included in our bottled water products segment and HWRC, CVR and HWS are all included within our water solutions for energy development segment, which we also refer to as “HWR”.

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

These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

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

Company Overview

We are a services-based company focused on total water solutions for shale or “unconventional” oil and gas exploration. We also have a subsidiary that produces and distributes bottled water products in China. As such, we operate in two primary business segments: water solutions for energy development and bottled water products.

Water Solutions for Energy Development

Our water solutions for energy development segment addresses the pervasive demand for diverse water solutions required for the production of energy in an integrated and efficient manner through various service and product offerings. This segment includes our water disposal, trucking, fluids handling, treatment and pipeline transport facilities, and water infrastructure services for oil and gas exploration and production companies.

Our water solutions for energy development segment provides a full range of water solutions for fresh water, flowback water, produced water including reuse and disposal services, transportation and storage services for unconventional oil and gas exploration in the various on-shore shale plays or areas of the continental United States. We serve oil and natural gas exploration and production companies seeking to dispose of, transport, treat, reuse, or recycle complex water flows generated in their oil and gas operations. Our services include trucking and distribution, disposal, reuse treatment, storage and pipeline transport facilities, and construction and operation of pipeline infrastructure.

Our water solutions for energy development segment is operated through our subsidiary HWR, which includes HWS, established on February 4, 2010 through our joint venture with Energy Transfer Partners, L.P. (NYSE: ETP) (“ETP”) as discussed below and Complete Vacuum and Rental Inc. (“CVR”) which the Company acquired in November 30, 2010.

On February 4, 2010, we entered into a joint venture agreement with ETP operating under the name Energy Transfer Water Solutions, JV, LLC, or ETWS. Our joint venture with ETP is a 50/50 partnership that develops water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus Shale area in Pennsylvania and the Haynesville Shale area in Louisiana and Texas, and potentially other areas within the states of New York, Pennsylvania, Ohio, West Virginia, Virginia, Tennessee, Kentucky, Texas, and Louisiana. Our 50% interest in the joint venture is held through HWS. HWR’s Haynesville pipeline, and related transfer stations and disposal wells, is not part of the joint venture with ETP.

HWR currently operates a multi-modal water disposal, treatment, trucking, and pipeline transportation businesses in Texas, Louisiana, Pennsylvania, West Virginia, and Ohio serving customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of complex water flows in connection with shale gas hydraulic fracturing drilling, including fresh water for hydraulic fracturing, or “fracking,” operations, flowback water and produced brine waters. HWR services customers operating in the Haynesville, Eagle Ford, Barnett, and Marcellus shale plays.

Through a series of acquisitions, we now own and operate a fleet of approximately 400 trucks for hauling and disposal along with approximately 780 frac tanks. In addition to transporting produced water and other waste water streams to its disposal or treatment sites, HWR transports fresh water for production and provides services for site preparation, water pit excavations, and remediation.

On January 31, 2010, HWR completed a 50-mile water transport pipeline, which at design capacity could dispose of up to 100,000 barrels of water per day. The pipeline is supported by a network of deep injection disposal wells which we believe is an efficient solution for our customers that also provides HWR with a strategic competitive position.

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

HWR also acquired 2 additional disposal well permits in the Eagle Ford Shale area in Texas in January 2011. One of these wells has now commenced commercial operations. HWR is also currently in the process of acquiring or permitting additional wells and capacity in the Haynesville Shale and Eagle Ford Shale areas.

HWR has a total of 22 operating wells in the Haynesville and Eagle Ford shale plays which have a combined permitted salt water disposal capacity of more than 340,000 barrels per day.

During 2009, we acquired an approximately 7% equity interest in Underground Solutions, Inc. (UGSI.PK) (“UGSI”). UGSI’s complement of patented flexible fusion pipeline products and fusion processes, technologies, and field know-how positions it as a leading and innovative pipeline products solution provider. UGSI provides infrastructure technologies for water, sewer and conduit applications.

Bottled Water Products

Our bottled water products segment is operated through our wholly owned subsidiary, China Water. Through China Water, we produce bottled water products at seven bottled water facilities in the People’s Republic of China. Coca-Cola and its subcontractors located in China, which we collectively refer to as Coca-Cola China, is China Water’s largest customer, representing 69% and 63% of the sales of China Water for the years ended December 31, 2010 and 2009, respectively.

China Water produces bottled water products at facilities throughout the PRC. China Water uses two types of production lines, one which produces hand-held sized (330 milliliters to 1.5 liters) bottled water (“Small Bottles”) and the other which produces carboy-sized (11.4 to 18.9 liters, or 3 to 5 gallons) bottled water (“Carboy Bottles”). China Water produces a variety of bottled water products including purified water, mineralized water, and oxygenated water. China Water has the capacity to produce up to 0.9 billion bottles of water annually in China. China Water supplies bottled water products to beverage companies and servicing companies, including Coca-Cola China, Uni-President and Jian Li Bao. China Water also markets its bottled water products in China using the brand names “Absolutely Pure” and “Grand Canyon.” In addition, China Water provides private label bottled products to companies in the service industry, such as hotels and casinos

Headquartered in Palm Desert, California, Heckmann Corporation was incorporated in Delaware on May 29, 2007. Our address is 75080 Frank Sinatra Drive, Palm Desert, California 92211 and our website is http://www.heckmanncorp.com.

As of March 31, 2011, we had approximately $88.6 million in cash and cash equivalents as well as approximately $78.7 million of certificates of deposit and marketable securities on our balance sheet. In 2011, we plan to continue building the businesses, and we expect to continue to explore additional acquisition opportunities to complement our existing businesses.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenue	$23,760	$8,605
Cost of goods sold	18,680	6,822

Gross profit	5,080	1,783
Operating expenses:
Selling and marketing expenses	484	509
General and administrative expenses	5,840	2,806

Total operating expenses	6,324	3,315

Loss from operations	(1,244)	(1,532)
Interest income (expense), net	(252)	744
Income (loss) from equity method investments	(40)	50
Other, net	1,989	331

Income (loss) before income taxes	453	(407)
Income tax benefit (expense)	(133)	142

Net income (loss)	$320	$(265)

Net Sales

Net sales for the three months ended March 31, 2011 of $23.7 million increased substantially from the year ago period due primarily to the acquisition of CVR which we consummated on November 30, 2010 and is now included in our water solutions for energy development business segment, which we refer to as “HWR”. During the three months ended March 31, 2011, our net sales included $18.2 million from HWR and $5.5 million for bottled water, compared to $2.1 million from HWR and an adjusted $5.1 million for bottled water, without Harbin (as more fully explained below), during the three months ended March 31, 2010.

Revenue from HWR increased by $16.1 million during the three months ended March 31, 2011 from $2.1 million during the three months ended March 31, 2010 as a result of an increase in the volume of water disposal for new customers from the acquisition of CVR as well as from other services we provide to the energy and production industry in the Haynesville shale region. The price charged for water disposal is negotiated in agreements with HWR’s customers and, therefore, did not change during the three months ended March 31, 2011 compared to the same period of 2010.

Sales of bottled water decreased to $5.5 million during the first quarter of 2011 from $6.5 million during the year ago period, primarily due to our former Harbin facility which we divested in the second quarter of 2010. During the first quarter of 2010 the Company had bottled water sales of approximately $1.4 million from the former Harbin facility. Without Harbin, total sales for bottled water products was an adjusted $5.1 million in the three months ended March 31, 2010. The prices of our bottled water products and our product mix did not significantly change during the three month period ended March 31, 2011 compared to the same period of 2010.

Cost of Goods Sold

Cost of goods sold increased to $18.7 million for the three months ended March 31, 2011 from $6.8 million for the three months ended March 31, 2010 primarily due to the acquisition of CVR.

Gross Profit

Gross profit from HWR’s water disposal business was $4.4 million, or 24.2% of net sales, during the three months ended March 31, 2011, compared to $0.4 million, or 21.2% of net sales, during the three months ended March 31, 2010. The increase in gross margin was primarily attributable to higher gross margins derived from CVR’s service business. Gross profit attributable to our bottled water business was $0.7 million, or 12.1% of net sales, during the three months ended March 31, 2011, compared to $1.3 million, or 20.6% of net sales, during the three months ended March 31, 2010. The decrease in gross margins for our bottled water products was attributable to the former Harbin facility which accounted for approximately $0.2 million of Q1 2010 gross margin, approximately 3.8% increase in the raw material cost of PET plastic materials, and unfavorable overhead absorption in China Water’s southern factories due to unusually colder weather in the three months ended March 31, 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 increased significantly to $6.3 million from $3.3 million for the three months ended March 31, 2010, primarily due to the acquisition of CVR.

Also included in operating expense for the three months ended March 31, 2011 are approximately $0.5 million of overhead expenses for our new Pittsburg, Pennsylvania office, approximately $0.4 million of transaction related costs for the CVR acquisition, approximately $0.3 million of legal costs related to the Xu litigation, and approximately $0.4 million of costs related to stock based compensation.

Loss from Operations

We had operating losses of $1.2 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively, as a result of the items mentioned above.

Interest Income (Expense), net

During the three months ended March 31, 2011, we recorded net interest expense of $0.3 million compared to $0.7 million of net interest income for the three months ended March 31, 2010. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in the three months ended March 31, 2011 compared to the same period of 2010. Also included in interest income (expense), net for the three months ended March 31, 2011 is accretion expense for contingent compensation related to the CVR acquisition, which is recorded as interest expense, of approximately $0.3 million.

Income (Loss) from Equity Method Investment

During the three months ended March 31, 2011, we recorded $40,000 of equity loss from our 50% equity interest in ETWS, which is accounted for under the equity method. The loss was primarily due to project related expenditures associated with the review of proposed projects in the Marcellus Shale oil and gas fields in Pennsylvania. Our $50,000 of equity income in the three months ended March 31, 2010 was attributable to our former 48% equity method investment in China Bottles, Inc., which was divested in December 2010.

Other Income (Expense), net

We recorded other income of $2.0 million for the three months ended March 31, 2011 compared to $0.3 million of other income for the three months ended March 31, 2010. The difference from the prior period relates primarily to the January 2011 settlement agreement (see Note 9) with Ng Tak Kao (“Ng”) where Ng agreed to relinquish all claims against the Company including the cancellation of a loan and accrued interest owed to him by a subsidiary of the Company in the aggregate amount of approximately $1.8 million.

Income Taxes

The effective income tax rate was 29.5% (expense) and 35% (benefit) for the three months ended March 31, 2011 and 2010, respectively.

Net Income (Loss)

Our net income for the three months ended March 31, 2011 was approximately $0.3 million compared to a net loss of $0.3 million for the three months ended March 31, 2010, as a result of the items mentioned above.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our primary sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity. We seek to preserve our cash balances by investing in marketable securities consisting of high grade corporate notes and United States government securities purchased in accordance with our investment policy, which allows us to invest and reinvest in United States government securities having a maturity of five years or less, other obligations of United States government agencies and instrumentalities, including government sponsored enterprises, commercial paper, corporate notes and bonds, short term instruments that are direct obligations of issuers, long term instruments that are direct obligations of issuers, and municipal notes and bonds with a maturity of five years or less. We avoid any involvement with mortgage backed securities, collateralized mortgage obligations, auction rate securities, collateralized debt obligations, credit default swaps and similar high risk and/or exotic instruments. Any decisions regarding the size of individual investments or their composition are made only to investments that comply with our investment policy with the intent to yield higher obtainable returns with the understanding that the investment may need to be liquidated in the near term to consummate strategic business combinations. As of March 31, 2011, we had cash and cash equivalents of approximately $88.6 million, and approximately $78.7 million of certificates of deposit and marketable securities, for an aggregate of approximately $167.3 million in cash and cash equivalents and investments. In connection with four acquisitions completed subsequent to March 31, 2011 the Company used cash and cash equivalents of approximately $67.6 million.

We believe that our cash, cash equivalents and investments will be sufficient to facilitate planned capital expenditures we may undertake this year.

Cash Flows for the Three Months ended March 31, 2011

Net cash used in operating activities was approximately $0.7 million for the three months ended March 31, 2011. Cash used by operating activities was primarily driven by working capital changes offset by various non-cash charges.

Net cash used in investing activities was approximately $10.8 million for the three months ended March 31, 2011. Of this amount, $51.8 million was received from the sale and maturity of securities, offset by the use of $27.9 million for investments in high grade corporate notes, the use of $30.4 million for payments on purchases of machinery and equipment and $2.9 million used as prepayments on future acquisitions.

Net cash provided by financing activities was $8.8 million for the three months ended March 31, 2011. This amount primarily represents $14.9 million of borrowings under term loans offset by $4.4 million of cash used to repurchase one million shares of the Company’s common stock in a private transaction and $2.5 million of cash used in payment on long-term debt agreements.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Commitments.” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances and settlements to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. The Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changed revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The new guidance is effective for the Company in the first quarter of 2011. The adoption of the new guidance did not have an impact on the Company’s consolidated results of operations or financial position.

Intangibles — Goodwill and Other

In December 2010, the FASB issued updated guidance that modifies the goodwill impairment test. Under the updated guidance, goodwill is tested for impairment using a two-step process. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit’s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare the implied fair value with the carrying amount of the goodwill. If the carrying amount exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

The updated guidance requires that, if the carrying amount of a reporting unit becomes zero or negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists. In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment test of goodwill (e.g., a significant adverse change in business climate or an anticipated sale of a reporting unit). The provisions of the guidance were effective for annual and interim periods beginning after December 15, 2010. The adoption of this guidance in January 2011 did not affect the Company’s results of operations, financial position or liquidity.

Critical Accounting Policies

There have been no changes to the Company’s Critical Accounting Policies in the three months ended March 31, 2011 from those contained in the Company’s 2010 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

The value of the Chinese Renminbi (“RMB”) against the United States dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has no longer been pegged to the United States dollar at a constant exchange rate. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the United States dollar in the medium to long term. Moreover, it is possible that in the future, China’s governmental authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

We do not believe that foreign currency exchange rate fluctuations have had a material impact on the Company’s balance sheet and earnings per share for the three months ended March 31, 2011. The impact in actual U.S. dollars that foreign currency translation had on our balance sheet, statements of comprehensive loss and changes in equity are reported in the line item “Foreign currency translation loss” within other comprehensive income in the statement of changes in equity. The impact that foreign currency translation had on our statement of cash flows is reported in the line item “Effect of change in foreign exchange rate on cash and cash equivalents” in our statement of cash flows.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from March 31, 2011, the fair value of our portfolio would decline approximately $0.2 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the United States Securities and Exchange Commission (“SEC”) under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of this review there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 1, 2009, Xu Hong Bin, the former president and chairman of China Water and his affiliated entity, Kotex Development Corp. (collectively “Xu”), filed a lawsuit in the Delaware Court of Chancery titled Xu Hong Bin, et al. v. Heckmann Corporation, et al. (C.A. No. 4637-CC) making various claims against the Company and its directors and executive officers (the “Delaware Action”). Xu alleged that the Company’s intended cancellation of approximately 5.3 million shares of Company common stock held by him was unwarranted and was a breach of the general release in the Escrow Resolution and Transition Agreement between him and the Company, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On June 22, 2009, the Company filed an answer denying all allegations in the complaint, and a counterclaim alleging breaches of fiduciary duties, fraud, and fraudulent inducement. On April 3, 2011, the Company and Xu entered into a Settlement Agreement and Mutual Release to resolve all claims between and among them arising from the Delaware Action (the “Xu Settlement”).

On April 3, 2011, in addition to the Xu Settlement, and to avoid potential future claims, the Company entered into a Settlement Agreement and Mutual Release with First Asia Finance Group Limited, Lap Woon Wong, Sze Tang Li, IBroader Developments Limited and Canary Global Investments, Inc. (collectively, the “Albert Li Group”), arising out of the Albert Li Group’s purported right to certain shares of Company common stock in connection with the acquisition of China Water (the “Li Settlement Agreement”) (together with the Xu Settlement, the “Delaware Settlement Agreements”).

Under the terms of the Delaware Settlement Agreements, both Xu and the Albert Li Group received and were allowed to trade previously-issued shares of Company common stock and warrants, in exchange for their relinquishment of all claims to the remainder of the Company shares previously claimed by them. In addition, the Albert Li Group was paid $600,000 in cash. The parties to the Delaware Settlement Agreements exchanged full and mutual releases between and among the Company, Xu and the Albert Li Group. On April 26, 2011, the parties to the Delaware Action filed a Stipulation of Dismissal with Prejudice of the Delaware Action.

On May 28, 2010, Ng Tak Kau, a former officer of China Water who was also part of the selling insiders group that includes Xu, filed a lawsuit in the Delaware Court of Chancery titled Ng v. Heckmann Corporation, et al., C.A. No. 5524-CC, making various claims against the Company and its directors and executive officers. Ng alleged that the Company’s intended cancellation of 4.08 million shares potentially issuable to him in connection with the Company’s acquisition of China Water was unwarranted and a breach of agreements entered into in connection with the acquisition. On July 13, 2010, the Company filed an answer denying all allegations in the complaint, and a counterclaim alleging fraud and fraudulent inducement. On January 22, 2011, the Company entered into a Settlement Agreement and Mutual Release with Ng and certain other related parties (the “Ng Settlement”). Under the terms of the Ng Settlement, Ng received shares of previously-issued, but restricted and not transferable, shares of Company common stock, in exchange for full and mutual releases between Ng and the Company and the cancellation by Ng of a loan and accrued interest owed to him by a subsidiary of the Company in the aggregate amount of approximately $1.8 million.

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. The court has not yet ruled on the motion to dismiss.

On May 21, 2010, Westfield Retirement Board, also purporting to act on behalf of shareholders, filed a virtually identical class action lawsuit in the United States District for the Central District of California. On July 26, 2010, Westfield filed a request to voluntarily dismiss that case. On July 27, 2010, the case was dismissed.

On November 18, 2010, Melissa Hess filed a shareholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. Plaintiff’s opposition to the demurrer is due April 25, 2011, and the Company’s reply to Plaintiff’s opposition is due May 25, 2011. The hearing date on the demurrer is scheduled for June 21, 2011.

The outcome of the above Class Action and Derivative Action could have a material adverse effect on our consolidated financial statements.

Separately, we are subject to claims and litigation in the ordinary course of business, the outcome of which is not material and cannot be predicted with certainty.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks recently updated and described in our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with the SEC on March 11, 2011. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the period covered by this Quarterly Report.

Purchases of Equity Securities

In March 2011, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. One million common shares were purchased by the Company in a private transaction, through a financial intermediary, in connection with the Ng Settlement for approximately $4.4 million in cash, during the three months ended March 31, 2011. No warrants were purchased in the three months ended March 31, 2011.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January 1, 2011 – January 31, 2011	1,000,000	$4.41	—	18,723,535
February 1, 2011 – February 28, 2011	—	—	—
March 1, 2011 – March 31, 2011	—	—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.10	Stock Purchase Agreement, dated as of November 8, 2010, by and among Heckmann Corporation, Complete Vacuum and Rental, Inc., Steven W. Kent, II and Jana S. Kent (incorporated herein by reference to Exhibit 2.10 to Heckmann Corporation’s Current Report on Form 8-K filed November 9, 2010)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated hereby by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.1B	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibits 3.1B Heckmann Corporation’s Current Report on Form 10-K filed on March 14, 2011).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed on April 7, 2011

4.1	Specimen Unit Certificated (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)