Form 10-Q
period 2011-06-30
Heckmann CORP
filed 2011-08-09
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-33816

HECKMANN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-0287117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Cherrington Parkway, Suite 200, Coraopolis, Pennsylvania 15108

(412) 329-7275

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

75080 Frank Sinatra Drive, Palm Desert, California 92211

(760) 341-3606

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2011 was 116,727,227

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,887	$91,212
Certificates of deposit	11,830	11,830
Marketable securities	6,113	75,554
Accounts receivable, net	42,389	17,749
Inventories, net	3,088	1,877
Prepaid expenses and other receivables	4,890	2,893
Income tax receivable	2,018	1,980
Other current assets	1,908	144

Total current assets	109,123	203,239
Property, plant and equipment, net	210,102	103,618
Marketable securities	8,873	14,619
Equity investments	7,182	7,628
Intangible assets, net	32,210	24,526
Goodwill	100,665	47,350
Other	1,173	273

Total assets	$469,328	$401,253

Liabilities and equity
Current liabilities:
Accounts payable	$31,331	$20,961
Deferred revenue	158	346
Accrued expenses	26,117	21,680
Current portion of long-term debt	33,827	11,221
Due to related parties	423	414

Total current liabilities	91,856	54,622
Deferred income taxes	12,771	8,773
Long-term debt, net of current portion	36,494	20,474
Other long-term liabilities	11,438	14,307
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 131,036,430 shares issued and 116,727,227 shares outstanding at June 30, 2011 and 127,489,387 shares issued and 114,180,184 shares outstanding December 31, 2010	128	126
Additional paid-in capital	764,993	747,187
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,500)	(15,088)
Accumulated other comprehensive income	(108)	99
Accumulated deficit	(423,311)	(423,859)

Total equity of Heckmann Corporation	315,358	301,621
Noncontrolling interest	1,411	1,456

Total equity	316,769	303,077

Total liabilities and equity	$469,328	$401,253

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2011		2010	2011		2010
Revenue		$46,933	$11,626		$70,693	$20,231
Cost of goods sold		35,685	8,647		54,365	15,469

Gross profit		11,248	2,979		16,328	4,762
Operating expenses:
Selling and marketing		788	797		1,272	1,306
General and administrative		9,441	4,717		15,281	7,523
Pipeline start-up and commissioning (Note 2)		—	13,005		—	13,005

Total operating expenses		10,229	18,519		16,553	21,834

Income (loss) from operations		1,019	(15,540)		(225)	(17,072)
Interest income (expense), net		(895)	532		(1,147)	1,098
Loss from equity method investment		(422)	(4,098)		(462)	(4,048)
Other, net		558	3,926		2,547	4,257

Income (loss) before income taxes		260	(15,180)		713	(15,765)
Income tax benefit (expense)		(77)	2,580		(210)	2,722

Net income (loss)		183	(12,600)		503	(13,043)
Net income (loss) attributable to the noncontrolling interest		—	(61)		45	(24)

Net income (loss) attributable to common stockholders		$183	$(12,661)		$548	$(13,067)

Earnings (loss) per share (Note 2)
Basic	$	*	$(0.12)	$	*	$(0.12)

Diluted	$	*	$(0.12)	$	*	$(0.12)

*	amount is less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$183	$(12,661)	$548	$(13,067)
Add back: net loss (income) attributable to the noncontrolling interest	—	61	(45)	24

Net income (loss)	183	(12,600)	503	(13,043)

Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(76)	(51)	(87)	(84)
Reclassification of net gains from sales of available-for-sale securities included in earnings	—	—	—	(311)
Unrealized loss on available-for-sale securities	(65)	(165)	(120)	(81)

Total other comprehensive loss, net of tax	(141)	(216)	(207)	(476)

Comprehensive income (loss), net of tax	42	(12,816)	296	(13,519)
Net income (loss) attributable to the noncontrolling interest	—	(61)	45	(24)

Comprehensive income (loss) attributable to the Company	$42	$(12,877)	$341	$(13,543)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities
Net income (loss)	$503	$(13,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,165	2,032
Amortization	1,281	812
Bad debt expense	—	194
Settlement of litigation	(1,849)
Stock-based compensation	884	437
Loss from equity method investments	462	4,048
Loss on Harbin rescission	—	1,576
Change in fair value of contingent consideration	—	(3,962)
Loss on disposal of property, plant and equipment	—	708
Other	852	486
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(19,418)	(3,055)
Inventories	(638)	22
Prepaid expenses and other receivables	(3,327)	2,229
Refundable income tax	—	(2,743)
Accounts payable and accrued expenses	(655)	11,341
Deferred revenue	—	(844)
Deposits	(66)	(5)
Other assets	650	(855)
Due to related party	—	(74)
VAT and income taxes payable	(136)	34

Net cash used in operating activities	(12,292)	(662)

Investing activities
Purchases of available-for-sale securities	(34,947)	(71,048)
Proceeds from sale and maturity of available-for-sale securities	109,460	67,429
Purchase of certificates of deposit	(1,000)	—
Proceeds from sale of certificates of deposit	1,001	—
Purchases of property and equipment	(61,046)	(13,248)
Prepayment for acquisitions	(938)	—
Investment in joint venture	(16)	(50)
Cash paid for acquisitions, net of cash acquired of $200 (Note 3)	(88,334)	—
Other	(400)	—

Net cash used in investing activities	(76,220)	(16,917)

Financing activities
Payments on long-term debt agreements	(3,841)	(1,603)
Borrowings under revolving credit facility	450	2,486
Borrowings under term loans	40,898	—
Notes payable	1,121	98
Cash proceeds from exercise of warrants	—	66
Cash paid to repurchase warrants	—	(723)
Cash paid to purchase treasury stock	(4,412)	—

Net cash provided by financing activities	34,216	324

Net decrease in cash and cash equivalents	(54,296)	(17,255)
Effect of change in foreign currency exchange rate on cash and cash equivalents	(29)	59
Cash and cash equivalents at beginning of period	91,212	136,050

Cash and cash equivalents at end of period	$36,887	$118,854

Non-cash investing and financing activities
Property plant and equipment purchased in exchange for accounts payable	$5,900	$765
Supplemental cash flow information:
Cash paid for interest	$996	$49
Cash paid for income taxes	$72	$36

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statement of Equity

Six months ended June 30, 2011

(Unaudited)

(In thousands, except share data)

	Total	Heckmann Corporation Shareholders									Noncontrolling Interest
		Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income
		Shares	Amount		Shares	Amount	Warrants	Amount
Balance at January 1, 2011	$303,077	127,489,387	$126	$747,187	13,308,563	$(15,088)	11,331,197	$(6,844)	$(423,859)	$99	$1,456
Issuance of stock to employees (Note 8)	884	48,334		884
Exercise of warrants (Note 8)		797,865
Issuance of common shares in connection with acquisitions (Note 3)	16,924	2,700,844	2	16,922
Purchase of common stock	(4,412)				1,000,000	(4,412)

Comprehensive income:
Net income	503								548		(45)

Unrealized gain from available for sale securities	(120)									(120)
Foreign currency translation gain	(87)									(87)

Comprehensive income	296

Balance at June 30, 2011	$316,769	131,036,430	$128	$764,993	14,308,563	$(19,500)	11,331,197	$(6,844)	$(423,311)	$(108)	$1,411

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation, together with its subsidiaries (collectively, the “Company”, “we”, “us” or “our”), is a services-based company focused on total water solutions for shale or “unconventional” oil and gas exploration. We also have a subsidiary that produces and distributes bottled water products in the People’s Republic of China (“PRC” or “China”). As such, we operate in two primary business segments: water solutions for energy development and bottled water products.

Water Solutions For Energy Development

Our water solutions for energy development segment, referred to as “Heckmann Water Resources” or “HWR”, addresses the pervasive demand for diverse water solutions required for the production of energy in an integrated and efficient manner through the delivery of various services and product offerings. This segment includes water and related services including water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline facilities, and water infrastructure services for oil and gas exploration and production companies. HWR also transports fresh water for production and provides services for site preparation, water pit excavations, and remediation.

We completed five acquisitions during the three month period ending on June 30, 2011 within our water solutions for energy development segment. In April we acquired: (i) certain assets from Bear Creek Services, LLC, including fresh water and produced water transportation operations and two salt water disposal wells in the Haynesville Shale area of Texas with complementary transportation operations extending into Louisiana; (ii) substantially all of the assets and the business of Devonian Industries, a fresh water and produced water transportation and frac tank rental company operating in southwestern Pennsylvania, southeastern Ohio and northern West Virginia (Marcellus Shale area); and (iii) certain fresh water and produced water transportation assets and two salt water disposal wells in the Haynesville Shale area from Sand Hill Foundation, LLC pursuant to a Bankruptcy Code section 363 sale transaction. On May 5, 2011 we acquired all of the equity interests of Excalibur Energy Services, Inc., a fresh water and produced water transportation company, and its affiliate Blackhawk Industries, LLC, a frac tank rental company, operating in northern Pennsylvania (Marcellus Shale area), as well as the Eagle Ford and Barnett Shale areas in Texas. On June 14, 2011, we acquired substantially all of the assets and business of Consolidated Petroleum, Inc., a temporary water transportation and rental company operating in the Eagle Ford and Haynesville Shale areas.

HWR currently operates multi-modal water disposal, treatment, trucking, and pipeline transportation businesses in Texas, Louisiana, Pennsylvania, West Virginia, and Ohio. HWR serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale gas hydraulic fracturing drilling, or “fracking,” operations. HWR services customers operating in select shale areas in the United States including the Haynesville, Eagle Ford, Marcellus, and Barnett Shale areas.

We have focused our strategies on acquisitive and organic capital growth initiatives in the water solutions for energy development segment. As a result of these acquisitions and our organic growth, we now own and operate a fleet of approximately 400 trucks for water transportation and approximately 900 frac tanks. In addition, we now have a total of 23 operating salt water disposal, or underground injection wells in the Haynesville and Eagle Ford Shale areas shale plays which have a combined permitted salt water disposal capacity of approximately 368,000 barrels per day. We are also in the process of acquiring and permitting, in various stages of development, additional salt water disposal wells in our operating markets.

HWR also develops underground pipelines for the efficient delivery of fresh water and removal of produced water in connection with fracking operations. On January 31, 2010, HWR completed a 50-mile water transport pipeline, which at design capacity could dispose of up to 100,000 barrels of water per day. The pipeline is supported by a network of deep injection disposal wells which we believe is not only an efficient solution for our customers, but also provides HWR with a strategic competitive position.

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

We also own approximately 180 miles of portable poly and aluminum pipe and associated pumps and other equipment that is used above ground for pumping and transporting water from streams, ponds and special holding areas, including the Company’s frac tanks, to hydraulic fracturing wells. These assets will add further service capabilities to our underground pipeline network in the Haynesville and Eagle Ford Shale areas and will add to and complement our current service offerings to our customers throughout all shale plays in which we operate.

Our water solutions for energy development segment also includes HEK Water Solutions, LLC (“HWS”) established on February 4, 2010 through the Company’s joint venture with Energy Transfer Partners, L.P. (NYSE: ETP) (“ETP”). Our joint venture with ETP was a 50/50 partnership that was primarily designed to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus Shale area in Pennsylvania, Haynesville Shale area in Louisiana and Texas, and potentially other areas. On July 8, 2011, the joint venture was formally terminated and dissolved by the parties. We have determined, with ETP, that a more efficient means of executing on our respective strategies would be to work on various pipeline opportunities on a project-by-project basis.

During 2009, we acquired an approximately 7% equity interest in Underground Solutions, Inc. (UGSI.PK) (“UGSI”). We believe UGSI’s complement of patented flexible fusion pipeline products and fusion processes, technologies, and field know-how positions it as a leading and innovative pipeline products solution provider. UGSI provides infrastructure technologies for water, sewer and conduit applications.

Bottled Water Products

Our bottled water products segment consists of various businesses operating within our wholly owned subsidiary, China Water and Drinks, Inc. (“China Water”). China Water produces a variety of bottled water products including natural mineral water, spring water, purified water, flavored water and oxygenated water. Its water products are produced either in hand-held sized bottles (330 milliliters to 1.5 liters), referred to as “Small Bottles”, or carboy-sized bottles (11.4 to 18.9 liters, or 3 to 5 gallons), referred to as “Carboy Bottles”.

We market our bottled water products in China using the brand names “Darcunk” (which translates to “Absolutely Pure”) and “Grand Canyon.” We also supply bottled water products to beverage companies and servicing companies, which we refer to as OEM customers, including Coca-Cola China, Uni-President and Jian Li Bao. In addition, we provide private label bottled water products to companies in the service industry, such as hotels and casinos. During the second quarter of 2010, we launched our HOWMAX line of private-label fruit flavored beverage products. In 2010, we also established a distribution agreement with Icelandic Water Holdings, producers of an award-winning natural spring water branded as “Icelandic Glacial,” targeting the premium bottled water category.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (the “SEC”). These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on March 14, 2011.

Note 2 — Summary of Selected Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Economic and Political Risks - A portion of the Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and western Europe. These include risks associated with, among other things, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

Seasonality - We typically experience higher sales of bottled water in the summer time in coastal cities while sales remain constant throughout the entire year in certain inland cities. In general, our bottled water sales are higher in the second and third quarters of the year when the weather tends to be hot and dry, and lower in the first and fourth quarters when the weather tends to be cold and wet. Sales, however, may also fluctuate throughout the year for other reasons, such as the timing of our advertising and promotional campaigns.

Our water solutions for energy development business segment is impacted by seasonal factors as well. Generally, our business is negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, we may not be able to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenues.

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

For the purpose of the computation of earnings per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares and although classified as issued, are not included in the basic weighted average number of shares outstanding until all necessary conditions are met that no longer cause the shares to be contingently returnable. Accordingly, excluded from the computation of basic EPS are approximately 2,704,000 and 3,500,000 contingently returnable shares held in escrow as of June 30, 2011 and 2010, respectively.

Basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 were calculated as follows (amounts in thousands except share and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011		2010
Net income (loss) attributable to the Company		$183	$(12,661)		$548	$(13,067)

Weighted average number of common shares:
Basic		113,530,367	108,873,868		112,393,028	108,944,922
Effect of dilutive securities:
Warrants		2,753,830	—		407,409	—
Employee share-based compensation		851,904	—		815,402	—
Contingent issuances		2,775,710	—		2,775,710	—

Diluted		119,911,811	108,873,868		116,391,549	108,944,922

Earnings per share attributable to the Company
Basic	$	*	$(0.12)	$	*	$(0.12)

Diluted	$	*	$(0.12)	$	*	$(0.12)

*	amount is less than $0.01 per share

Warrants to purchase approximately 14.5 million and 64.2 million shares of the Company’s common stock at June 30, 2011, had exercise prices that exceeded the average market price of the Company’s common stock for the three and six months ended June 30, 2011, respectively. As such, these warrants did not affect the computation of diluted earnings per share.

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

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when it determines that they have become uncollectible. As of June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was approximately $1.8 million and $2.2 million, respectively.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company performs this impairment analysis annually during the third quarter of each fiscal year.

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

Fair Value of Financial Instruments - The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model.

Revenue Recognition - We recognize revenues in accordance with Staff Accounting Bulletin No 104, and accordingly all of the following criteria must exist for revenues to be recognized: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our revenue results from contracts with direct customers and revenues are generated upon shipment of the goods or upon performance of contracted services.

All finished products for bottled water sales are delivered to customers directly from plant locations throughout the PRC. Furnished services relating to the saltwater disposal and transport business consist of transportation of fresh water and saltwater by Company owned and independent truck haulers’; through a water transport pipeline; or directly to our disposal wells or at saltwater storage facilities. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly rates for transportation. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.

Income taxes - Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that will more likely than not be realized. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2011, the Company had no interest or penalties accrued for uncertain tax positions.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the calculation of net income for the respective periods.

The Company has adopted the United States dollar as its reporting currency. The financial statements of the Company’s non-United States subsidiaries are translated into United States dollars (“USD”), using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses gains and losses. Amounts classified in equity are translated at historical exchange rates. The resulting translation adjustments are not included in determining net income, but are included as a foreign exchange adjustment recorded in accumulated other comprehensive income (loss) a component of equity.

Property, Plant and Equipment and Repair and Maintenance Costs - Property plant and equipment is recorded at its original cost of construction or fair value of assets purchased. Expenditures that extend the useful life or increase the expected output of property, plant and equipment, as well as major improvements are capitalized. Repair and maintenance costs are expensed as incurred.

Depreciation is computed using the following estimated useful lives:

Buildings	20-25 years
Motor vehicles	5-10 years
Pipelines	30 years
Disposal wells	10 years
Office equipment	5-10 years
Machinery and equipment	3-15 years

Subsequent to the completion of the 50-mile pipeline in February 2010, HWR incurred significant costs for pipeline start up, commissioning, and pipeline integrity testing. As a result, during the three and six months ended June 30, 2010 the Company recorded start up and commissioning expenses of approximately $13 million within operations.

Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for such transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should separately disclose information related to purchases, sales, issuances and settlements to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance.

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

The updated guidance requires that, if the carrying amount of a reporting unit becomes zero or a negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists. In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment test of goodwill (e.g., a significant adverse change in business climate or an anticipated sale of a reporting unit). The provisions of the guidance were effective for annual and interim periods beginning after December 15, 2010. The adoption of this guidance in January 2011 did not affect the Company’s results of operations, financial position or liquidity.

Note 3 — Acquisitions

In 2011, the Company completed the following acquisitions, with an aggregate preliminary purchase price of approximately $110.2 million, comprised of $88.5 million cash consideration less cash acquired of $0.2 million, 2,700,844 shares of the Company’s common stock with an estimated fair value of approximately $16.9 million, a non-compete arrangement of $2.5 million, and approximately $2.5 million of contingent consideration. In conjunction with these acquisitions, the Company incurred transaction costs of approximately $1.4 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations. These acquisitions enhanced the service offerings of the Company and expanded the geographic coverage for our water solutions for energy development segment.

Company name	Form of acquisition	Date of acquisition
Bear Creek Services, LLC	Fresh water and produced water transportation assets and salt water disposal wells	April 1, 2011

Devonian Industries	Substantially all of the assets and certain liabilities	April 4, 2011

Sand Hill Foundation, LLC	Fresh water and produced water transportation assets and salt water disposal wells	April 12, 2011

Excalibur Energy Services, Inc. and Blackhawk, LLC	100% of the outstanding equity interests	May 5, 2011

Consolidated Petroleum, Inc.	Substantially all of the assets and certain liabilities	June 14, 2011

The preliminary allocation of the purchase price for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation June 30, 2011
Equipment	$35,463
Salt Water disposal wells	14,000
Customer relationships	6,590
Disposal permits	2,150
Other assets	6,391
Goodwill	53,315
Deferred income tax liabilities	(3,956)
Other liabilities	(3,706)

Total	$110,247

We expect to make further adjustments to the purchase price allocation of these acquisitions, principally resulting from working capital and tax related adjustments, in accordance with the respective purchase agreements. The purchase agreement with Excalibur Energy Services, Inc. contains a contingent consideration clause in the form of an earn-out provision based upon the achievement of an $8.9 million EBITDA target at the end of the first fiscal year. The contingent consideration was recorded as a liability and will be subject to further valuation and remeasurement at interim reporting dates with any changes recognized in earnings. At the date of acquisition, the Company recorded $2.5 million as the estimate of the fair value of this contingent consideration. Additionally, another acquisition agreement contains a non-compete clause whereby the seller is precluded from competing with the Company for a period of three years. We recorded a $2.5 million liability as the estimated fair value of the non-compete agreement. The value of the non-compete agreement will be accreted quarterly over the next three years to a full value of $3.0 million. Goodwill of $32.0 million and other intangible assets of $6.1 million are expected to be deductible for tax purposes.

The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is still in the process of finalizing those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The Company has determined that the presentation of Bear Creek Services, LLC and Sand Hill Foundation, LLC’s revenues and net income is impracticable for the six months ended June 30, 2011, due to the integration of their operations into the Company upon acquisition. The amount of revenue and net income attributable to the remaining three acquisitions that is included in the Company’s consolidated financial statements from the respective date of the acquisition to the period ended June 30, 2011 are approximately $10.9 million and approximately $1.5 million, respectively.

Pro forma Financial Information

The following unaudited pro forma results of operations for the six months ended June 30, 2011 and 2010 assumes that the acquisitions were completed at the beginning of the periods presented. The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquisitions, and other costs deemed to be non-recurring in nature.

	Six months ended June 30,
	2011	2010
Pro forma revenues	$93,767	$58,796
Pro forma net income (loss)	1,715	(11,333)
Pro forma net income (loss) per share:
Basic	$0.02	$(0.10)
Diluted	0.01	(0.10)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years, or of future operations of the Company.

Note 4 — Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
June 30, 2011
Held-to-maturity
Certificates of deposit	1	$11,829	$1	$—	$11,830

Available-for-sale:
Current:
U.S. Government Securities	1	$1,002	$2	$—	$1,004
Corporate Notes	1	5,096	13	—	5,109

		6,098	15	—	6,113

Noncurrent:
U.S. Government Agencies	2-3	474	14	—	488
Corporate Notes	2-3	8,319	66	—	8,385

		8,793	80	—	8,873

Total		$14,891	$95	$—	$14,986

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2010
Held-to-maturity:
Certificates of deposit	1	$11,830	$—	$—	$11,830

Available-for-sale:
Current:
U.S. Government Agencies	1	$13,026	$14	$—	$13,040
U.S. Government Securities	1	16,168	10	5	16,173
Corporate Notes	1	46,178	169	6	46,341

		75,372	193	11	75,554

Noncurrent:
U.S. Government Agencies	2-3	1,035	30	—	1,065
U.S. Government Securities	2-3	2,925	—	11	2,914
Corporate Notes	2-3	10,537	123	20	10,640

		14,497	153	31	14,619

Total		$89,869	$346	$42	$90,173

Note 5 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

		Fair Value Measurements at June 30, 2011 Using
	Total	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$11,830	$11,830	$—	$—
U.S. Government Agencies	488	488	—	—
Corporate Notes	13,494	13,494	—	—
U.S. Government Securities	1,004	1,004	—	—

Total	$26,816	$26,816	$—	$—

Liabilities:
Non-compete agreement	$2,500	$—	$—	$2,500
Contingent consideration	17,139	—	—	17,139

Total	$19,639	$—	$—	$19,639

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The fair value of the non-compete liability was determined using a discounted cash flow model which incorporates an unobservable discount rate that considers the Company’s estimate of liquidity risk and other cash flow model related assumptions. Changes in the fair value of these obligations are recorded as income or expense within the line item “Other, net” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes in the fair value of the Level 3 liabilities for the three and six months ended June 30, 2011, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$14,088	$8,243	$13,701	$8,062
Additions (Note 3)	5,000	—	5,000	—
Change in fair value of contingent consideration	551	(4,588)	938	(4,407)

Balance at end of period	$19,639	$3,655	$19,639	$3,655

Note 6 — Equity Investments

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

Investment in Energy Transfer Water Solutions, JV LLC

Our water solutions for energy development segment also includes Heckmann Water Solutions LLC (“HWS”) established on February 4, 2010 through the Company’s joint venture with Energy Transfer Partners, L.P. (NYSE: ETP) (“ETP”). Our joint venture with ETP is a 50/50 partnership that was primarily designed to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus Shale area in Pennsylvania, and in the Haynesville Shale areas in Louisiana and Texas, and potentially other areas. On July 8, 2011, the joint venture was formally terminated and dissolved by the parties. We have determined, with ETP, that a more efficient means of executing on our respective strategies would be to work on various pipeline opportunities on a project-by-project basis.

In 2010, each of the partners made capital contributions to ETWS of $1,135,000. Each of the partners made $15,000 contributions during the six months ended June 30, 2011. All cash contributions and payables recorded to the joint venture were to fund prospective project expenses. During the three and six months ended June 30, 2011 the Company recorded $422,000 and $462,000 of losses, respectively, on this equity investment, which represents the Company’s 50 % share of operating expenses of ETWS. No income or loss was recorded in the three months ended June 30, 2010.

China Bottles

During the three months ended June 30, 2010 there was a significant decline in the observable market price of China Bottles, Inc., the Company’s 48% owned equity investment. Additionally, during the three months ended June 30, 2010 the Company noted a significant decline in the China Bottles business which impacted the financial results of the equity investment. As a result of these events management believes that the Company will not be able to recover the carrying amount of the investment and that China Bottles does not have the ability to sustain an earnings capacity that would justify the carrying amount of the investment. Therefore, the Company concluded that the decline in the value of the equity investment was other than temporary. The Company conducts its equity investment impairment analyses in accordance with Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures.” ASC 323 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary. Accordingly the Company recorded a $4.1 million non-cash impairment charge within “Income (loss) from equity method investment” in the consolidated statements of operations for the three and six months ended June 30, 2010 to fully impair the carrying amount of its equity investment in China Bottles.

Note 7 — Income Taxes

The effective income tax expense rate was 29.6% and 29.5% for the three and six months ended June 30, 2011, respectively and 17.0% and 17.3% tax benefit for the three and six months ended June 30, 2010, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the tax impact of state taxes, foreign operations, nondeductible compensation, transaction costs on acquisitions and earnout agreements from previous acquisitions.

The Company is subject to taxation in the various federal, state and province, county, municipal, and local taxing jurisdictions where it has operations in the United States and China. The Company’s tax returns since inception are subject to examination by the Unites States federal and state and PRC tax authorities. Additionally, the Company’s value added tax reports are subject to routine review by PRC tax authorities.

Note 8 — Stock-Based Compensation

The Company grants stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to employees, directors, consultants and advisors of the Company in accordance with the Heckmann Corporation 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan authorizes the issuance of up to 5,000,000 shares of common stock.

Stock Options

The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. There were 180,000 and 387,500 stock options granted during the three and six months ended June 30, 2011, respectively. These stock options generally vest over a three year period and had a weighted average grant date fair value of approximately $3.13 and $2.84 per share for the three and six months ended June 30, 2011, respectively. The exercise price for these options was equal to the market price of the Company’s common stock at the grant dates. No stock options were granted during the three and six months ended June 30, 2010. Stock-based compensation cost is included in general and administrative expense in the statement of operations and totaled approximately $364,000 and $88,100 for the three months ended June 30, 2011 and 2010, respectively, and approximately $690,000 and $175,300 for the six months ended June 30, 2011 and 2010, respectively,

Restricted Stock Units

The Company recorded stock-based compensation expense to its employees and consultants related to shares of restricted stock units granted prior to January 1, 2010 totaling approximately $78,000 and $97,800 for the three months ended June 30, 2011 and 2010, respectively, and approximately $194,000 and $262,000 for the six months ended June 30, 2011 and 2010, respectively. No restricted stock units were issued pursuant to the 2009 Plan during the three and six months ended June 30, 2011 and 2010.

Stock and Warrant Repurchase Program

In March 2011, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. One million common shares were purchased by the Company in a private transaction, through a financial intermediary, in connection with the Ng Settlement (see Note 10) for approximately $4.4 million in cash during the six months ended June 30, 2011. No warrants were purchased in the three months ended June 30, 2011.

In connection with the Albert Li settlement (see Note 10), 1,164,179 warrants were exercised on a cashless basis, resulting in the issuance of 797,865 shares of the Company’s common stock in the three months ended June 30, 2011.

Note 9 — Debt

Total debt is comprised of the following at June 30, 2011 and December 31, 2010 (in millions):

(in millions)	June 30, 2011	December 31, 2010
Working capital line of credit	$5.1	$6.1
Equipment credit line	21.7	1.5
4.3% Term loans due through 2020	37.5	20.8
3.8% Real estate loans due through 2015	3.0	3.0
3.1% Notes payable due through 2014	3.0	0.3

Total debt	70.3	31.7

Less: current portion	(33.8)	(11.2)

Total long-term debt	$36.5	$20.5

Financings under the equipment credit line are subject to conversion into term loans and as such may be reclassified as long term debt in future periods.

Note 10 — Commitments and Contingencies

Environmental Liabilities

The Company complies with the environmental protection laws and regulatory framework of the United States and the individual states where it operates water gathering pipelines and salt water disposal wells. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and has established reporting and responsibility protocols for environmental protection and reporting to relevant local environmental protection departments. In Texas and Louisiana, the Company is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources and the Louisiana Department of Environmental Quality, all of which are designed to protect the environment and monitor compliance with water quality. Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States, Texas and Louisiana.

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

Litigation

We are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. We review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we have accrued for potential litigation losses. In addition to the matters described below, we are involved in various other claims and legal actions, including regulatory and administrative proceedings arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

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

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss. The Plaintiff has filed a response to the Company’s objections. The court has not yet ruled on the objections to the report and recommendation on the motion to dismiss.

On November 18, 2010, Melissa Hess filed a shareholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to the Plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action.

The outcome of the above Class Action and Derivative Action could have a material adverse effect on our consolidated financial statements.

In addition, on June 10, 2011, we received a subpoena from the Denver Regional Office of the United States Securities and Exchange Commission (the “SEC”) seeking information and documents concerning the Company’s acquisition of China Water in 2008. The Company is cooperating fully with the SEC with respect to its requests.

Earn-outs

Complete Vacuum and Rentals, Inc. Acquisition - In addition to the initial purchase price the Company may make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVR”), which we acquired on November 30, 2010 upon the achievement of certain EBITDA targets for each of fiscal years 2011, 2012 and 2013, in which CVR achieves targeted EBITDA of $20.0 million per year. The Company could pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which EBITDA exceeds $20.0 million for the relevant fiscal year (the “Earn-Out Payments”). The Earn-Out Payments are to be paid in a combination of 70% cash and 30% of the Company’s common stock, up to an aggregate maximum amount equal to $12.0 million. The specific number of shares of the Company’s common stock to be included in each Earn-Out Payment shall be computed as the average of the closing price of the Company’s common stock on the New York Stock Exchange for the 10 trading days immediately prior to the issuance of the shares.

Excalibur Energy Services, Inc. Acquisition - The Company may also make additional earn-out payments of $3.0 million to the former equity holders of Excalibur Energy Services, Inc., which we acquired on May 6, 2011, upon the achievement of a target EBITDA of $8.8 million during the first anniversary of the acquisition. This earn-out is payable in shares of the Company’s common stock computed as the average of the closing price of the Company’s common stock on the New York Stock Exchange for the 5 trading days ending on the second trading day preceding the end of the earn-out period.

Charis Acquisition - The Company may also make an additional earn-out payment of $5.0 million pursuant to an asset purchase agreement dated April 22, 2009 between the Company and Charis Partners, LLC, Green Exploration Corporation and Silversword partnerships. The earn-out is payable in shares of the company’s common stock and is subject to the attainmant of specified profitability targets.

Note 11 — Segments

The Company’s reporting segments have been determined based on the nature of the services and/or products offered to customers. The Company evaluates performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011. The Company’s two reportable segments are referred to as water solutions for energy development and bottled water products.

The tables below summarize information about reported segments (in thousands):

	Bottled Water Products	Water Solutions for Energy Development	Corporate	Total
Three Months Ended June 30, 2011
Sales	$7,766	$39,167	$0	$46,933
Gross profit	1,136	10,112	0	11,248
Income (loss) before income taxes	(647)	4,076	(3,169)	260
Additions to fixed assets	995	32,700	88	33,783
Total assets	45,440	364,021	59,867	469,328

Three Months Ended June 30, 2010
Sales	9,153	2,473	—	11,626
Gross profit	2,269	710	—	2,979
Loss before income taxes	(5,819)	(8,745)	(616)	(15,180)
Additions to fixed assets	237	2,697	—	2,934

Six Months Ended June 30, 2011
Sales	13,295	57,398	0	70,693
Gross profit	1,806	14,522	0	16,328
Income (loss) before income taxes	409	5,612	(5,308)	713
Additions to fixed assets	2,543	64,216	187	66,946

Six Months Ended June 30, 2010
Sales	15,663	4,568	—	20,231
Gross profit	3,607	1,155	—	4,762
Loss before income taxes	(6,250)	(8,874)	(641)	(15,765)
Additions to fixed assets	654	7,121	—	7,775

December 31, 2010
Goodwill	6,341	41,009	—	47,350
Total assets	45,582	171,282	184,389	401,253

The following information is by geographic area (in thousands):

	China	United States	Total
June 30, 2011
Revenue	$13,295	$57,398	$70,693
Long-lived assets, net	19,940	190,162	210,102

June 30, 2010
Revenue	15,663	4,568	20,231

Note 12 — Subsequent Events

Subsequent to June 30, 2011, management committed to a plan to sell substantially all of the assets and liabilities of our bottled water segment, specifically, China Water & Drinks, Inc., and actively began to locate a buyer. At June 30, 2011, the carrying value of the assets and liabilities included in the disposal group were: current assets of approx $15.4 million, intangible assets, including goodwill of approximately $10.0 million, fixed assets of approximately $19.9 million and current liabilities of approximately $22.1 million. We expect that a transaction could be completed within one year, subject to the terms of any definitive transaction documentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is Heckmann Corporation and its subsidiaries, including China Water and Drinks, Inc. and its affiliated entities (“China Water”), Heckmann Water Resources Corporation (“HWRC”), Heckmann Water Resources (CVR), Inc. (“CVR”), Heckmann Water Resources (Excalibur), Inc. (“Excalibur”), and HEK Water Solutions, LLC (HWS”). China Water is included in our bottled water products segment and HWRC, CVR Excalibur, and HWS are all included within our water solutions for energy development segment, which we also refer to as “HWR”.

Special Note About Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, files with the United States Securities and Exchange Commission (the ”SEC”) on March 14, 2011, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

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

Company Overview

Headquartered in Pittsburgh, Pennsylvania, Heckmann Corporation was incorporated in the State of Delaware on May 29, 2007. Our address is 300 Cherrington Parkway, Suite 200 Coraopolis, Pennsylvania 15108. The Company’s website is found at http://www.heckmanncorp.com.

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

This segment includes water and related services including our water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline facilities, and water infrastructure services for oil and gas exploration and production companies. HWR also transports fresh water for production and provides services for site preparation, water pit excavations, and remediation.

We completed five acquisitions during the three month period ended June 30, 2011 within our water solutions for energy development segment. In April we acquired: (i) certain assets from Bear Creek Services, LLC including fresh water and produced water transportation operations and two salt water disposal wells in the Haynesville Shale area of Texas with complementary transportation operations extending into Louisiana; (ii) substantially all of the assets and the business of Devonian Industries, a fresh water and produced water transportation and frac tank rental company operating in southwestern Pennsylvania, southeastern Ohio and northern West Virginia (Marcellus Shale area); and (iii) certain fresh water and produced water transportation assets and two salt water disposal wells in the Haynesville Shale area from Sand Hill Foundation LLC pursuant to a Bankruptcy Code section 363 sale transaction. On May 5, 2011 we acquired Excalibur Energy Services Inc., a fresh water and produced water transportation company, and its affiliate Blackhawk, LLC, a frac tank rental company, operating in northern Pennsylvania (Marcellus Shale area), as well as the Eagle Ford and Barnett Shale areas in Texas. On June 14, 2011, we acquired substantially all of the assets and business of Consolidated Petroleum, Inc., a temporary water transportation and rental company operating in the Eagle Ford Shale and Haynesville Shale areas.

HWR currently operates multi-modal water disposal, treatment, trucking, and pipeline transportation businesses in Texas, Louisiana, Pennsylvania, West Virginia, and Ohio. HWR serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale gas hydraulic fracturing drilling, or “fracking,” operations. HWR services customers operating in select shale areas in the United States including the Haynesville, Eagle Ford, Marcellus, and Barnett Shale.

We have focused our strategies on acquisitive and organic capital growth initiatives in the water solutions for energy development segment. As a result of acquisitions and our organic growth, we now own and operate a fleet of approximately 400 trucks for water transportation and approximately 900 frac tanks. In addition, we have a total of 23 operating salt water disposal, or underground injection, wells in the Haynesville and Eagle Ford Shale areas which have a combined permitted salt water disposal capacity of approximately 368,000 barrels per day. We are also in the process of acquiring and permitting, in various stages of development, additional salt water disposal wells in our operating markets.

HWR also develops underground pipelines for the efficient delivery of fresh water and removal of produced water in connection with fracking operations. On January 31, 2010, HWR completed a 50-mile water transport pipeline, which at design capacity could dispose of up to 100,000 barrels of water per day. The pipeline is supported by a network of deep injection disposal wells which we believe is not only an efficient solution for our customers, but also provides HWR with a strategic competitive position.

On February 17, 2011, we announced that HWR started construction on a pipeline expansion that will significantly increase its produced water disposal pipeline capacity in Louisiana. The expansion will supplement HWR’s 50-mile pipeline through the Haynesville Shale area with the addition of approximately 19 miles of significantly enlarged fiberglass pipe and increased pipeline capacity for salt water transportation and disposal. The existing 19-mile section of the eastern portion of the pipeline will be used to transport fresh water to current and new customers for shale well development.

The additional capacity is required to support any future extension of the pipeline further east into the Haynesville Shale area to accommodate our growing customer base. The expansion will also enable the construction of additional truck terminals. This important combination of local trucking and pipeline facilities will provide customers with convenient access to HWR’s disposal wells.

We also own approximately 180 miles of portable poly and aluminum pipe and associated pumps and other equipment that is used above ground for pumping and transporting water from streams, ponds and special holding areas, including the Company’s frac tanks, to hydraulic fracturing wells. These assets will add further service capabilities to our underground pipeline network in the Haynesville and Eagle Ford Shale areas and will add to and compliment our current service offerings to our customers throughout all shale areas in which we operate.

Our water solutions for energy development segment also includes HEK Water Solutions LLC (“HWS”) established on February 4, 2010 through the Company’s joint venture with Energy Transfer Partners, L.P. (NYSE: ETP) (“ETP”). Our joint venture with ETP was a 50/50 partnership that was primarily designed to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus Shale area in Pennsylvania, and in the Haynesville Shale area in Louisiana and Texas, and potentially other areas. On July 8, 2011, the joint venture was formally terminated and dissolved by the parties. We have determined, with ETP, that a more efficient means of executing on our respective strategies would be to work on various pipeline opportunities on a project-by-project basis.

During 2009, we acquired an approximately 7% equity interest in Underground Solutions, Inc. (UGSI.PK) (“UGSI”). UGSI’s complement of patented flexible fusion pipeline products and fusion processes, technologies, and field know-how positions it as a leading and innovative pipeline products solution provider. UGSI provides infrastructure technologies for water, sewer and conduit applications.

Bottled Water Products

Our bottled water products segment is operated through our wholly owned subsidiary, China Water. Through China Water, we produce bottled water products at seven bottled water facilities in the People’s Republic of China (the “PRC”). Coca-Cola and its subcontractors located in China, which we collectively refer to as “Coca-Cola China”, is China Water’s largest customer.

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

Subsequent to June 30, 2011, management committed to a plan to sell substantially all of the assets and liabilities of our bottled water products segment, specifically, China Water, and actively began to look for a buyer. We expect that a transaction could be completed within one year, subject to the terms of any definitive transaction documentation.

As of June 30, 2011, we had approximately $36.9 million in cash and cash equivalents as well as approximately $26.8 million of certificates of deposit and marketable securities on our balance sheet. For the remainder of the 2011 year, we plan to continue building our water resources for energy development business, and we expect to continue to explore additional acquisition opportunities to complement our existing business in this segment.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	Three months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenue	$46,933	$11,626
Cost of goods sold	35,685	8,647

Gross profit	11,248	2,979
Operating expenses:
Selling and marketing expenses	788	797
General and administrative expenses	9,441	4,717
Pipeline start-up and commissioning	—	13,005

Total operating expenses	10,229	18,519

Income (loss) from operations	1,019	(15,540)
Interest income (expense), net	(895)	532
Loss from equity method investments	(422)	(4,098)
Other, net	558	3,926

Income (loss) before income taxes	260	(15,180)
Income tax benefit (expense)	(77)	2,580

Net income (loss)	$183	$(12,600)

Revenues

Revenues for the three months ended June 30, 2011 were $ 46.9 million as compared to $11.6 million for the same period one year ago. The substantial increase is due primarily to the acquisitions completed by HWR during the quarter, and the acquisition of CVR which we consummated on November 30, 2010. During the three months ended June 30, 2011, our revenues from HWR were $39.2 as compared to $2.5 million in the comparable period in 2010. Revenues from bottled water products for the three months ended June 30, 2011 were $7.7 million, as compared to $9.1 million for the comparable period in 2010, or $8.0 million, if revenues from our former Harbin facility (which we divested in the second quarter of 2010) are excluded for the three months ended June 30, 2010.

The $36.7 million increase in HWR revenues during the three months ended June 30, 2011 from $2.5 million during the three months ended June 30, 2010 was due primarily to the acquisitions referenced above and to increases in revenues from services we provide to the energy and production industry in the Haynesville Shale area. The price charged for water disposal is negotiated in agreements with HWR’s customers and did not significantly change during the three months ended June 30, 2011 compared to the comparable period of 2010.

Sales of bottled water decreased to $7.7 million during the second quarter of 2011 from $9.1 million during the year ago period, primarily due to the loss of $1.1 million of revenues attributable to our former facility in Harbin which we divested in the second quarter of 2010. Otherwise, our product mix and the prices of our bottled water products did not significantly change during the three month period ended June 30, 2011 compared to the comparable period of 2010.

Cost of Goods Sold

Cost of goods sold increased to $35.7 million for the three months ended June 30, 2011 from $8.6 million for the three months ended June 30, 2010 primarily due to the acquisition of CVR and the acquisitions completed during the second quarter of 2011 and the resulting increase in revenues.

Gross Profit

Gross profit from our HWR business was $10.1 million, or 25.8% of net sales, during the three months ended June 30, 2011, compared to $0.7 million, or 28.7% of net sales, during the three months ended June 30, 2010. The increase in gross profit was primarily attributable to higher gross profits derived from CVR’s service business and the service businesses of the acquisitions completed during the quarter. Gross profit attributable to our bottled water business was $1.1 million, or 14.3% of net sales, during the three months ended June 30, 2011, compared to $2.3 million, or 25.3% of net sales, during the three months ended June 30, 2010. The decrease in gross margins for our bottled water products was attributable to the divestiture of our former Harbin facility which accounted for approximately $0.2 million of the 2010 second quarter gross margin, an approximately 7% increase in the raw material cost of PET plastic materials which negatively impacted gross margins by approximately $0.3 million, and unfavorable overhead absorption in China Water’s factories due to competitive pressures leading to lower sales volume of bottled water products of approximately $0.4 million in the three months ended June 30, 2011.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 decreased to $10.2 million from $18.5 million for the three months ended June 30, 2010, primarily due to increases from the acquisition of CVR and acquisitions completed during the quarter offet by $13.0 million of start-up and commissioning expenses recorded in the three months ended June 30, 2010.

Also included in operating expense for the three months ended June 30, 2011 are approximately $1.0 million of transaction related costs for the acquisitions completed during the quarter, approximately $0.4 million of legal costs related to certain litigation, and approximately $0.4 million of costs related to stock based compensation.

Income (loss) from Operations

We had operating income of $1.0 million for the three months ended June 30, 2011 compared to a loss from operations of $15.5 million for the three months ended June 30, 2010 as a result of the items mentioned above.

Interest Income (Expense), net

During the three months ended June 30, 2011, we recorded net interest expense of $0.9 million compared to $0.5 million of net interest income for the three months ended June 30, 2010. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in the three months ended June 30, 2011 compared to the comparable period of 2010. Also included in interest income (expense), net for the three months ended June 30, 2011 is accretion expense for contingent compensation related to the acquisition of Charis Partners, LLC and all of the assets of Greer Exploration Corporation and Silversword Partnerships, which we acquired on July 1, 2009 (the “Charis Acquisition”), the CVR acquisition and certain other acquisitions completed in the quarter, which are recorded as interest expense, of approximately $0.5 million.

Income (Loss) from Equity Method Investment

During the three months ended June 30, 2011, we recorded $0.4 million of equity loss from our 50% equity interest in ETWS, which was formally terminated and dissolved by the parties on July 8, 2011 (see Note 6). The loss was primarily due to project related expenditures associated with the review of proposed projects in the Marcellus Shale oil and gas fields in Pennsylvania. Our equity loss in the three months ended June 30, 2010 was attributable to a $4.1 million impairment charge recorded to fully impair our 48% equity method investment in China Bottles, Inc. (see Note 6).

Other Income (Expense), net

We recorded other income of $0.6 million for the three months ended June 30, 2011 compared to $3.9 million of other income for the three months ended June 30, 2010. The difference from the prior period relates primarily to changes in the fair value of contingent consideration associated with the performance based earn-out related to the Charis Acquisition. As a result of pipeline start-up and commissioning expenses incurred in the three months ended June 30, 2010, management determined that the earn-out obligation related to the profitability target for 2010 would not be met. Accordingly the liability for contingent consideration was adjusted through earnings in the three months ended June 30, 2010.

Income Taxes

The effective income tax rate was 29.6% and 17% (benefit) for the three months ended June 30, 2011 and 2010, respectively (see Note 7). The effective rate increased in 2011 as more of the Company’s operations are conducted in the United States.

Net Income (Loss)

Our net income for the three months ended June 30, 2011 was approximately $ 0.2 million compared to a net loss of $12.6 million for the three months ended June 30, 2010, as a result of the items mentioned above.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenue	$70,693	$20,231
Cost of goods sold	54,365	15,469

Gross profit	16,328	4,762
Operating expenses:
Selling and marketing expenses	1,272	1,306
General and administrative expenses	15,281	7,523
Pipeline start-up and commissioning (Note 2)	—	13,005

Total operating expenses	16,553	21,834

Loss from operations	(225)	(17,072)
Interest income (expense), net	(1,147)	1,098
Loss from equity method investments	(462)	(4,048)
Other, net	2,547	4,257

Income (loss) before income taxes	713	(15,765)
Income tax benefit (expense)	(210)	2,722

Net income (loss)	$503	$(13,043)

Revenues

Revenues for the six months ended June 30, 2011 of $70.7 million increased substantially from the same period one year ago due primarily to our completed acquisitions, including the acquisition of CVR which we consummated on November 30, 2010. During the six months ended June 30, 2011, our revenues included $57.4 million from HWR and $13.3 million for bottled water products, compared to $4.6 million from HWR and an adjusted $13.2 million for bottled water products, without Harbin (as more fully explained below), during the six months ended June 30, 2010.

Revenue from HWR increased by $52.8 million during the six months ended June 30, 2011 from $4.6 million during the six months ended June 30, 2010 primarily the result of our acquisitions, including CVR, as well as from other services we provide to the energy and production industry, the majority of which occurred in the Haynesville Shale area. The price charged for water disposal is negotiated in agreements with HWR’s customers and, therefore, did not significantly change during the six months ended June 30, 2011 compared to the same period of 2010.

Sales of bottled water decreased to $13.3 million during the six months ended June 30, 2011 from $15.7 million during the year ago period, primarily due to the divestiture of our former Harbin facility in the second quarter of 2010. During the first six months of 2010 the Company had bottled water sales of approximately $2.5 million from the former Harbin facility. Without Harbin, total sales for bottled water products was an adjusted $13.2 million in the six months ended June 30, 2010. The prices of our bottled water products and our product mix did not significantly change during the six month period ended June 30, 2011 compared to the same period of 2010.

Cost of Goods Sold

Cost of goods sold increased to $54.4 million for the six months ended June 30, 2011 from $15.5 million for the six months ended June 30, 2010 primarily due to certain acquisitions, including our acquisition of CVR.

Gross Profit

Gross profit for HWR was $14.5 million, or 25.3% of net sales, during the six months ended June 30, 2011, compared to $1.2 million, or 26.1% of net sales, during the six months ended June 30, 2010. The increase in gross profit was primarily attributable to higher gross profits derived from our acquired service businesses. Gross profit attributable to our bottled water business was $1.8 million, or 13.5% of net sales, during the six months ended June 30, 2011, compared to $3.6 million, or 23.1% of net sales, during the six months ended June 30, 2010. The decrease in gross margins for our bottled water products was attributable to the former Harbin facility which accounted for approximately $0.4 million of the 2010 second quarter gross margin, an increase of approximately 6.5% in the raw material cost of PET plastic materials which negatively impacted gross margins by approximately $0.8 million, and unfavorable overhead absorption in China Water’s factories due to lower sales volume of bottled water products of approximately $0.6 million in the six months ended June 30, 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 decreased significantly to $16.6 million from $21.8 million for the six months ended June 30, 2010, primarily due to increases from the acquisition of CVR and certain acquisitions completed during the three months ended June 30, 2011 being offset by $13.0 million of start-up and commissioning expenses recorded in the six months ended June 30, 2010.

Also included in operating expense for the six months ended June 30, 2011 are approximately $1.4 million of transaction related costs for the acquisitions completed during the quarter, approximately $0.7 million of legal costs related to the China litigation, and approximately $0.8 million of costs related to stock based compensation.

Loss from Operations

We had operating losses of $0.2 million and $17.1 million for the six months ended June 30, 2011 and 2010, respectively, as a result of the items discussed above.

Interest Income (Expense), net

During the six months ended June 30, 2011, we recorded net interest expense of $1.1 million compared to $1.1 million of net interest income for the six months ended June 30, 2010. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in the six months ended June 30, 2011 compared to the same period of 2010. Also included in interest expense for the six months ended June 30, 2011 is accretion expense for contingent compensation related to the CVR acquisition and certain other acquisitions completed in the quarter, of approximately $0.8 million.

Income (Loss) from Equity Method Investment

During the six months ended June 30, 2011, we recorded $0.5 million of equity loss from our 50% equity interest in ETWS, which was formally terminated and dissolved by the parties on July 8, 2011. The loss was primarily due to project related expenditures associated with the review of proposed projects in the Marcellus Shale oil and gas fields in Pennsylvania. Our $4.0 million of equity loss in the six months ended June 30, 2010 was attributable to an impairment charge recorded to fully impair our former 48% equity method investment in China Bottles, Inc.

Other Income (Expense), net

We recorded other income of $2.5 million for the six months ended June 30, 2011, primarily related to the January 2011 settlement agreement with Ng Tak Kao (“Ng”) where Ng agreed to relinquish all claims against the Company including the cancellation of a loan and accrued interest owed to him by a subsidiary of the Company in the aggregate amount of approximately $1.8 million. The $4.3 million of other income for the six months ended June 30, 2010 was attributable to the changes in fair value of contingent consideration associated with the performance based earn-out related to the Charis Acquisition. As a result of the pipeline start-up and commissioning expenses incurred in the six months ended June 30, 2010, management determined that the earn-out obligation related to the profitability target for 2010 would not be met. Accordingly the liability for contingent consideration was adjusted through earnings in the six months ended June 30, 2010.

Income Taxes

The effective income tax rate was 29.5% (expense) and 17.2% (benefit) for the six months ended June 30, 2011 and 2010, respectively. The effective rate increased in 2011 as more of the Company’s operations are conducted in the United States.

Net Income (Loss)

Our net income for the six months ended June 30, 2011 was approximately $0.5 million compared to a net loss of $13.0 million for the six months ended June 30, 2010, as a result of the items discussed above.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our primary sources of liquidity are cash on hand and cash generated from operations. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity. We seek to preserve our cash balances by investing in marketable securities consisting of high grade corporate notes and United States government securities purchased in accordance with our investment policy, which allows us to invest and reinvest in United States government securities having a maturity of five years or less, and other obligations of United States government agencies and instrumentalities, including government sponsored enterprises, commercial paper, corporate notes and bonds, short term instruments that are direct obligations of issuers, long term instruments that are direct obligations of issuers, and municipal notes and bonds with a maturity of five years or less. We avoid any involvement with mortgage backed securities, collateralized mortgage obligations, auction rate securities, collateralized debt obligations, credit default swaps and similar high risk and/or exotic financial instruments. Any decisions regarding the size of individual investments or their composition must comply with our investment policy with the intent to yield higher obtainable returns with the understanding that the investment may need to be liquidated in the near term to consummate strategic business combinations. As of June 30, 2011, we had cash and cash equivalents of approximately $36.9 million, and approximately $26.8 million of certificates of deposit and marketable securities, for an aggregate of approximately $63.7 million in cash and cash equivalents and investments.

We believe that our cash, cash equivalents and investments will be sufficient to facilitate planned capital expenditures that we may undertake this year.

Cash Flows for the Six months ended June 30, 2011

Net cash used in operating activities was approximately $12.3 million for the six months ended June 30, 2011. Cash used by operating activities was primarily driven by increased accounts receivable of $19.4 million, primarily driven by our acquisitions, offset by various non-cash charges.

Net cash used in investing activities was approximately $76.2 million for the six months ended June 30, 2011. Of this amount, $109.5 million was received from the sale and maturity of securities, offset by the use of $34.9 million for investments in high grade corporate notes, the use of $88.3 million for the purchase of acquisitions (Note 3), and $61.0 million for payments on purchases of machinery and equipment.

Net cash provided by financing activities was $34.2 million for the six months ended June 30, 2011. This amount primarily represents $40.9 million of borrowings under term loans offset by $4.4 million of cash used to repurchase one million shares of the Company’s common stock in a private transaction and $3.8 million of cash used in payment on long-term debt agreements.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Commitments” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no changes to the Company’s contractual obligations in the six months ended June 30, 2011 from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Critical Accounting Policies

There have been no changes to the Company’s Critical Accounting Policies in the six months ended June 30, 2011 from those contained in the Company’s 2010 Annual Report on Form 10-K.

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

We do not believe that foreign currency exchange rate fluctuations have had a material impact on the Company’s balance sheet and earnings per share for the three or six months ended June 30, 2011. The impact in actual U.S. dollars that foreign currency translation had on our balance sheet, statements of comprehensive loss and changes in equity are reported in the line item “Foreign currency translation loss” within other comprehensive income in the statement of changes in equity. The impact that foreign currency translation had on our statement of cash flows is reported in the line item “Effect of change in foreign exchange rate on cash and cash equivalents” in our statement of cash flows.

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

Company’s Operations in Foreign Countries

Our operations conducted in the PRC are subject to various political, economic, and other risks and uncertainties inherent in conducting business in the PRC . Among other risks, the operations of the Company’s China Water subsidiary are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Interest Rates

Our exposure to market risk for changes in interest rates relates to our cash investments. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations. If market interest rates increased by one percent from June 30, 2011, the fair value of our portfolio would decline approximately $0.2 million.

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

We are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. We review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we have accrued for potential litigation losses. In addition to the matters described below, we are involved in various other claims and legal actions, including regulatory and administrative proceedings arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

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

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss. Plaintiff has filed a response to the Company’s objections. The court has not yet ruled on the objections to the report and recommendation on the motion to dismiss.

On November 18, 2010, Melissa Hess filed a shareholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to Plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action.

The outcome of the above Class Action and Derivative Action could have a material adverse effect on our consolidated financial statements.

In addition, on June 10, 2011, we received a subpoena from the Denver Regional Office of the SEC seeking information and documents concerning the Company’s acquisition of China Water in 2008. The Company is cooperating fully with the SEC with respect to its requests.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our 2010 Annual Report on Form 10-K, filed with the SEC on March 14, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2011, we issued 1,597,542 shares of our common stock pursuant to a private placement pursuant to the exemption from registration provided by Section 4(2) under the Securities Act in connection with the acquisition of substantially all of the assets and business of Devonian Industries Leasing Company, Inc. and its affiliates. On May 4, 2011, we issued 1,103,302 shares of our common stock pursuant to a private placement pursuant to the exemption from registration provided by Section 4(2) under the Securities Act in connection with the acquisition of all of the equity interests in Excalibur Energy Services, Inc. and Blackhawk, LLC.

Purchases of Equity Securities

In March 2011, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. One million common shares were purchased by the Company in a private transaction, through a financial intermediary, in connection with the Ng Settlement for approximately $4.4 million in cash, during the three months ended March 31, 2011. No common shares were purchased by the Company in the three months ended June 30, 2011 and no warrants were purchased by the Company in the three and six months ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.10	Stock Purchase Agreement, dated as of November 8, 2010, by and among Heckmann Corporation, Complete Vacuum and Rental, Inc., Steven W. Kent, II and Jana S. Kent (incorporated herein by reference to Exhibit 2.10 to Heckmann Corporation’s Current Report on Form 8-K filed November 9, 2010)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated hereby by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed November 5, 2008)

3.1B	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibits 3.1B Heckmann Corporation’s Current Report on Form 10-K filed on March 14, 2011).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed on April 7, 2011

4.1	Specimen Unit Certificated (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed June 26, 2007)

Exhibit Number	Description

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed September 4, 2007)

4.4	Form of Second Amended and Restated Warrant Agreement, by and between American Stock Transfer & Trust Company, as warrant agent, and Heckmann Corporation (incorporated herein by reference to Exhibit 4.4 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

4.5	Registration Rights Agreement, dated May 19, 2008, by and between Heckmann Corporation and the signatories party thereto (included as Annex G to Amendment No. 5 to Heckmann Corporation’s Registration Statement on Form S-4 filed October 1, 2008 and incorporated herein by reference)

4.6	Form of Registration Rights Agreement, by and among Heckmann Corporation and certain security holders (incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to Heckmann Corporation’s Registration Statement on Form S-1 filed November 8, 2007)

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)