Form 10-Q
period 2011-09-30
Heckmann CORP
filed 2011-11-09
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2011 was 116,727,227.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the United States Securities Act or 1933, as amended (the “Securities Act”) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market developments and potential growth of our water services business in the United States;

•

the benefits of our completed and future acquisition and disposition transactions, including the recent sale of our current operations, and abandonment of all other assets, related to our bottled water business in the People’s Republic of China, and our expansion plans and opportunities, including future acquisitions; and

•	plans to increase operational capacity, including well and pipeline construction or expansion.

You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” similar expressions, and variations or negatives of these words.

These forward-looking statements are based on information available to us as of the date of this report and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•

financial results that may be volatile and may not reflect historical trends due to, among other things, acquisition and disposition activities, fluctuations in consumer trends, pricing pressures, changes in raw material or labor prices or rates related to our business and changing regulations or political developments in the markets in which we operate;

•	difficulties encountered in integrating acquired assets, businesses and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	fluctuations in prices and demand for commodities such as natural gas and oil;

•	changes in customer drilling activities and capital expenditure plans, including impacts due to low natural gas prices;

•	difficulties in identifying and completing acquisitions and differences in the type and availability to us of consideration or financing for such acquisitions;

•

risks associated with the operation, construction and development of salt water disposal wells and pipelines, including access to additional disposal well locations and pipeline rights-of-way, and unscheduled delays or inefficiencies;

•	the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets;

•	changes in economic conditions in the markets in which we operate or in the world generally;

•	reduced demand for our services, including due to regulatory or other influences related to extraction methods such as fracking, or the loss of key customers;

•	control of costs and expenses;

•	present and possible future claims, litigation or enforcement actions or investigations;

•

natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism that may impact our corporate headquarters or our assets, including our wells or pipelines, our distribution channels, or which otherwise disrupt the markets we serve;

•	the threat or occurrence of international armed conflict and terrorist activities;

•	the unknown future impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated under it;

•

risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction businesses, particularly relating to water usage, disposal, transportation and treatment; and

•	other risks referenced from time to time in our past and future filings with the United States Securities and Exchange Commission (“SEC”) including in this report.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof.

Where You Can Find Other Information

Our website is www.heckmanncorp.com. Information contained on our website is not part of this report. Information that we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,127	$80,752
Certificates of deposit	10,980	11,830
Marketable securities	—	75,554
Accounts receivable, net	44,714	13,616
Inventories, net	600	151
Prepaid expenses and other receivables	3,042	2,070
Income tax receivable	2,018	1,980
Other current assets	1,481	68
Current assets held for sale	—	17,218

Total current assets	87,962	203,239
Property, plant and equipment, net of accumulated depreciation of $18,605 and $3,850 at September 30, 2011 and December 31, 2010	232,095	85,696
Marketable securities	5,598	14,619
Equity investments	7,682	7,628
Intangible assets, net of accumulated amortization of $3,190 and $1,347 at September 30, 2011 and December 31, 2010	29,907	20,605
Goodwill	91,546	41,008
Other	2,913	94
Long term assets held for sale	—	28,364

Total assets	$457,703	$401,253

Liabilities and equity
Current liabilities:
Accounts payable	$22,166	$7,238
Accrued expenses	25,542	12,340
Current portion of long-term debt	11,583	11,221
Current liabilities held for sale	—	23,823

Total current liabilities	59,291	54,622
Deferred income taxes	12,771	8,773
Long-term debt, net of current portion	87,293	20,474
Other long-term liabilities	3,069	12,634
Long-term liabilities held for sale	—	1,673

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 131,036,430 shares issued and 116,727,227 shares outstanding at September 30, 2011 and 127,489,387 shares issued and 114,180,184 shares outstanding at December 31, 2010	131	127
Additional paid-in capital	765,877	747,187
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,503)	(15,089)
Accumulated other comprehensive income	3	99
Accumulated deficit	(444,385)	(423,859)

Total equity of Heckmann Corporation	295,279	301,621
Noncontrolling interest	—	1,456

Total equity	295,279	303,077

Total liabilities and equity	$457,703	$401,253

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$47,768	$1,939	$105,166	$6,507
Cost of goods sold	35,790	1,749	78,666	5,162

Gross profit	11,978	190	26,500	1,345
Operating expenses:
General and administrative	9,324	2,568	22,979	5,853
Pipeline start-up and commissioning	—	590	—	13,595

Total operating expenses	9,324	3,158	22,979	19,448

Income (loss) from operations	2,654	(2,968)	3,521	(18,103)
Interest income (expense), net	(1,423)	570	(2,570)	1,668
Loss from equity method investments	—	(299)	(462)	(299)
Other income (expense), net	2,479	(60)	2,876	4,462

Income (loss) from continuing operations before income taxes	3,710	(2,757)	3,365	(12,272)
Income tax benefit (expense)	(1,116)	540	(993)	3,262

Income (loss) from continuing operations	2,594	(2,217)	2,372	(9,010)
Income (loss) from discontinued operations (Note 4)	(23,668)	312	(22,898)	(5,962)

Net loss attributable to common stockholders	$(21,074)	$(1,905)	$(20,526)	$(14,972)

Earnings Per Share Attributable to Common Stockholders (Note 2)
Basic:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.02	$(0.08)
Loss from discontinued operations	(0.21)	*	(0.20)	(0.05)

Net loss per share	$(0.19)	$(0.02)	$(0.18)	$(0.13)

Diluted:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.02	$(0.08)
Loss from discontinued operations	(0.21)	*	(0.20)	(0.05)

Net loss per share	$(0.19)	$(0.02)	$(0.18)	$(0.13)

*	amount is less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(21,074)	$(1,905)	$(20,526)	$(14,972)
Add back: net loss (income) attributable to the noncontrolling interest	(1,411)	19	(1,456)	43

Net loss	(22,485)	(1,886)	(21,982)	(14,929)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	108	12	21	(72)
Reclassification of net gains from sales of available-for-sale securities included in earnings	—	—	—	(311)
Unrealized gain (loss) on available-for-sale securities	3	75	(117)	(6)

Total other comprehensive income (loss), net of tax	111	87	(96)	(389)

Comprehensive loss, net of tax	$(22,374)	$(1,799)	$(22,078)	$(15,318)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities
Net loss	$(20,526)	$(14,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	22,898	5,962
Depreciation	14,873	1,786
Amortization	1,843	888
Bad debt expense	—	194
Stock-based compensation	1,768	583
Loss from equity method investments	462	299
Change in fair value of contingent consideration	(1,357)	(3,867)
Loss on disposal of property, plant and equipment	—	621
Other	(564)	457
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(25,076)	187
Inventories	403	320
Prepaid expenses and other receivables	(972)	2,227
Accounts payable and accrued expenses	4,206	5,917
Deferred income taxes	—	(4,340)
Other assets	(1,418)	(816)

Net cash used in operating activities of continuing operations	(3,460)	(4,554)
Net cash used in operating activities of discontinued operations	(2,315)	(1,434)

Net cash used in operating activities	(5,775)	(5,988)

Investing activities
Purchases of available-for-sale securities	(34,947)	(74,114)
Proceeds from sale and maturity of available-for-sale securities	119,671	110,212
Purchase of certificates of deposit	(1,000)	—
Proceeds from sale of certificates of deposit	1,001	—
Purchases of property and equipment	(103,457)	(14,273)
Investment in joint venture	—	(500)
Cash paid for acquisitions, net of cash acquired of $200 (Note 3)	(88,334)	—
Other	(416)	—

Net cash (used in) provided by investing activities of continuing operations	(107,482)	21,325
Net cash used in investing activities of discontinued operations	(2,453)	(933)

Net cash (used in) provided by investing activities	(109,935)	20,392

Financing activities
Payments on long-term debt agreements	(4,053)	—
Borrowings under revolving credit facility	25,949	—
Borrowings under term loans	40,898	—
Proceeds from credit agreement	70,000	—
Repayment of existing term loans	(67,236)	—
Payment of deferred financing costs	(2,764)	—
Notes payable	1,703	92
Cash proceeds from exercise of warrants	—	66
Cash paid to repurchase warrants	—	(2,034)

	Nine months ended September 30,
	2011	2010
Cash paid to purchase treasury stock	(4,412)	—

Net cash provided by (used in) financing activities of continuing operations	60,085	(1,876)
Net cash used in financing activities of discontinued operations	—	(48)

Net cash provided by (used in) financing activities	60,085	(1,924)

Net (decrease) increase in cash and cash equivalents	(55,625)	12,480
Cash and cash equivalents at beginning of period	80,752	136,050

Cash and cash equivalents at end of period	$25,127	$148,530

Non-cash investing and financing activities
Property plant and equipment purchased in exchange for accounts payable	$9,944	$582
Supplemental cash flow information:
Cash paid for interest	$2,035	$12
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statement of Equity

Nine months ended September 30, 2011

(Unaudited)

(In thousands, except share data)

		Heckmann Corporation Shareholders
		Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants			Accumulated Other Comprehensive Income
	Total	Shares	Amount		Shares	Amount	Warrants	Amount	Accumulated Deficit		Noncontrolling Interest
Balance at January 1, 2011	$303,077	127,489,387	$127	$747,187	13,308,563	$(15,089)	11,331,197	$(6,844)	$(423,859)	$99	$1,456
Issuance of stock to employees	—	48,334	—	—
Stock based compensation (Note 9)	1,769			1,769
Exercise of warrants (Note 9)	—	797,865	1	(1)
Issuance of common shares in connection with acquisitions (Note 3)	16,925	2,700,844	3	16,922
Purchase of common stock	(4,414)				1,000,000	(4,414)
Comprehensive loss:
Net loss	(21,982)								(20,526)		(1,456)
Unrealized loss from available for sale securities	(117)									(117)
Foreign currency translation gain	21									21

Comprehensive loss	(22,078)

Balance at September 30, 2011	$295,279	131,036,430	$131	$765,877	14,308,563	$(19,503)	11,331,197	$(6,844)	$(444,385)	$3	$—

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation, a Delaware Corporation, together with its subsidiaries (collectively, the “Company”, “we”, “us” or “our”), is a services-based company focused on total water solutions for shale or “unconventional” oil and gas exploration. We operate in one business segment: water solutions for energy development.

Our business, which we refer to as Heckmann Water Resources or HWR, addresses the pervasive demand for diverse water solutions required for the production of oil and gas in an integrated and efficient manner through various service and product offerings. HWR’s services include water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline facilities, and water infrastructure services for oil and gas exploration and production companies. HWR also transports fresh water for production and provides services for site preparation, water pit excavations and remediation.

HWR currently operates multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States in the Haynesville, Eagle Ford, Marcellus/Utica and Barnett shale plays. HWR serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling, or “fracking,” operations.

Our strategy is to provide an integrated and efficient complete water solution to our customers through a full suite of services which we have built and will continue to build through organic growth and acquisitions.

Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (the “SEC”). These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

The Company’s consolidated balance sheet as of December 31, 2010 included herein, has been derived from the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The business comprising our former bottled water segment is presented as discontinued operations in the Company’s consolidated financial statements. See Note 4 – “Discontinued Operations” for additional information. Unless stated otherwise, any reference to income statement items in these accompanying unaudited interim consolidated financial statements refers to results from continuing operations. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these statements pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on March 14, 2011, and other information filed with the SEC.

Note 2 — Summary of Selected Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Accounting Estimates - The Company’s consolidated financial statements have been prepared in conformity with GAAP. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, however, actual results could differ from those estimates.

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

For the purpose of the computation of earnings per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares and although classified as issued, are not included in the basic weighted average number of shares outstanding until all necessary conditions are met that no longer cause the shares to be contingently returnable. Accordingly, excluded from the computation of basic EPS are approximately 2,704,000 contingently returnable shares that are subject to sellers indemnification obligations and accordingly are held in escrow as of September 30, 2011. There were no contingently returnable shares held in escrow as of September 30, 2010.

Basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 were calculated as follows (amounts in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010(1)
Income (loss) from continuing operations	$2,594	$(2,217)	$2,372	$(9,010)
Income (loss) from discontinued operations	(23,668)	312	(22,898)	(5,962)

Net income (loss) attributable to the Company	$(21,074)	$(1,905)	$(20,526)	$(14,972)

Weighted average number of common shares:
Basic	114,022,943	108,899,985	113,273,463	108,842,048
Effect of dilutive securities:
Warrants	407,004	1,791,045	407,409	—
Employee share-based compensation	1,266,634	72,045	1,286,452	—
Contingent issuances	2,704,282	—	2,704,282	—

Diluted	118,400,863	110,763,075	117,671,606	108,842,048

Basic:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.02	$(0.08)
Loss from discontinued operations	(0.21)	*	(0.20)	(0.05)

Net loss per share	$(0.19)	$(0.02)	$(0.18)	$(0.13)

Diluted:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.02	$(0.08)
Loss from discontinued operations	(0.21)	*	(0.20)	(0.05)

Net loss per share	$(0.19)	$(0.02)	$(0.18)	$(0.13)

*	amount is less than $0.01 per share
(1)	Effect of dilutive securities is excluded because the effect would be anti-dilutive

Warrants to purchase approximately 64.2 million shares of the Company’s common stock at September 30, 2011 and 2010, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2011, respectively. As such, these warrants did not affect the computation of diluted earnings per share.

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

Accounts Receivable, net - Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when it determines that they have become uncollectible. As of September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was approximately $0.8 million and $1.2 million, respectively.

Deferred Financing Costs - Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the term of the related debt using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in other assets in the accompanying consolidated balance sheets.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company performs this impairment analysis annually during the third quarter of each fiscal year. The Company adopted Accounting Standards Update (ASU) No. 2011- 08, Intangibles-Goodwill and Other (Topic 350) during the third quarter of 2011. The updated standard permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test. On September 30, 2011 the Company disposed of its bottled water segment and as such now operates as one reportable segment. The disposal of the bottled water segment resulted in goodwill impairment of $6 million. Based on qualitative assessments made in the third quarter management does not believe it is more likely than not that the fair value of the reporting unit is less than its carrying value.

Accounting for the Impairment of Long-Lived Assets other than Goodwill - In accordance with authoritative guidance, the Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Fair Value of Financial Instruments - The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s marketable securities are adjusted to fair value as of the balance sheet date. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model.

Revenue Recognition - We recognize revenues in accordance with Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our revenue results from contracts with direct customers and revenues are generated upon performance of contracted services.

Furnished services relating to the saltwater disposal and transport business consist of transportation of fresh water and saltwater by Company owned truck haulers; through a water transport pipeline; or directly to our disposal wells or at saltwater storage facilities. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly rates for transportation. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.

Income taxes - Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that will more likely than not be realized. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2011, the Company had no interest or penalties accrued for uncertain tax positions.

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

Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. The Company is currently evaluating the effect of ASU 2011-04 on the consolidated financial statements and related disclosures.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-05 on the consolidated financial statements and related disclosures is not expected to be significant.

Intangibles — Goodwill and Other

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill impairment test. The updated guidance requires that, if an entity concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount; it would not be required to perform the two-step impairment test for the reporting unit. The provisions of the updated guidance are effective for annual and interim periods beginning after December 15, 2011 with early adoption permitted. The Company adopted the ASU 2011-08 in the third quarter. The adoption of this guidance did not affect the Company’s results of operations, financial position or liquidity.

Note 3 — Acquisitions

In 2011, the Company completed the following acquisitions, with an aggregate preliminary purchase price of approximately $110.2 million, comprised of $88.5 million cash consideration less cash acquired of $0.2 million, 2,700,844 shares of the Company’s common stock with an estimated fair value of approximately $16.9 million, and approximately $5.0 million of contingent consideration. In conjunction with these acquisitions, the Company incurred transaction costs of approximately $1.1 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations. These acquisitions enhanced the service offerings of the Company and expanded the geographic coverage for our business.

Company name	Form of acquisition	Date of acquisition
Bear Creek Services, LLC	Fresh water and produced water transportation assets and salt water disposal wells	April 1, 2011

Devonian Industries	Substantially all of the assets and certain liabilities	April 4, 2011

Sand Hill Foundation, LLC	Fresh water and produced water transportation assets and salt water disposal wells	April 12, 2011

Excalibur Energy Services, Inc. and Blackhawk, LLC	100% of the outstanding equity interests	May 5, 2011

Consolidated Petroleum, Inc.	Substantially all of the assets and certain liabilities	June 14, 2011

The preliminary allocation of the purchase price for these acquisitions is summarized as follows (in thousands):

Preliminary Purchase price allocation September 30, 2011
Equipment	$35,463
Salt Water disposal wells	14,000
Customer relationships	8,460
Disposal permits	2,340
Other assets	6,833
Goodwill	50,540
Deferred income tax liabilities	(3,956)
Other liabilities	(3,423)

Total	$110,257

The purchase agreement with Excalibur Energy Services, Inc. contains a contingent consideration clause in the form of an earn-out provision based upon the achievement of an $8.8 million EBITDA target at the end of the first fiscal year after the closing date. The contingent consideration was recorded as a liability and will be subject to further valuation and remeasurement at interim reporting dates with any changes recognized in earnings. At the date of acquisition, the Company recorded $2.5 million as the estimate of the fair value of this contingent consideration. Additionally, another acquisition agreement contains contingent consideration whereby the seller is precluded from competing with the Company for a period of three years. We recorded $2.5 million as the estimated fair value of this contingent consideration. Goodwill of $29.3 million and other intangible assets of $7.7 million are expected to be deductible for tax purposes.

Due to the immediate integration of the assets and operations of Bear Creek Services, LLC and Sand Hill Foundation, LLC it is not possible to separately determine the revenues and net income of those operations for the nine months ended September 30, 2011. The amount of revenue and net income attributable to the remaining three acquisitions that is included in the Company’s consolidated financial statements from the respective date of the acquisition to the period ended September 30, 2011 are approximately $30.1 million and approximately $3.7 million, respectively.

Pro forma Financial Information

The following unaudited pro forma results of operations for the nine months ended September 30, 2011 and 2010, respectively, assumes that the acquisitions were completed at the beginning of the periods presented. The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquisitions, and other costs deemed to be non-recurring in nature.

	Nine months ended September 30,
	2011	2010
Pro forma revenues	$128,240	$64,354
Pro forma net income (loss) from continuing operations	3,557	(6,503)
Pro forma net income (loss) per share from continuing operations:
Basic	$0.03	$(0.06)
Diluted	0.03	(0.06)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years, or of future operations of the Company.

Note 4 — Discontinued Operations

On September 30, 2011, the Company, through its wholly-owned subsidiary, China Water and Drinks, Inc. (“CWD”), entered into a Share Purchase Agreement (the “SPA”) by and among Pacific Water & Drinks (HK) Group Limited (f/k/a Sino Bloom Investments Limited), a Hong Kong company (“Buyer”), CWD, as Seller, and China Water Drinks (H.K.) Holdings Limited, a Hong Kong company (“Target”), pursuant to which CWD agreed to sell 100% of the equity interests in Target to Buyer in exchange for shares in Buyer equal to ten percent (10%) of Buyer’s outstanding equity. Accordingly, the Company recorded approximately $0.5 million of equity investment for the equity interest received.

Upon completion of the sale, the Company abandoned the remaining non-U.S. legal entities that were part of its original acquisition of CWD. The Company recorded a loss from discontinued operations of approximately $23.7 million for the three months ended September 30, 2011 which included a loss on sale of approximately $17.9 million.

The following table details selected financial information of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$7,264	$9,173	$20,560	$24,836
Pretax income (loss) from operations	(5,703)	331	(4,881)	(5,919)
Income tax expense	(48)	(19)	(100)	(43)

Income (loss) from operations	(5,751)	312	(4,981)	(5,962)
Loss from disposal, net of tax of $0	(17,917)	—	(17,917)	—

Income (loss) from discontinued operations	$(23,668)	$312	$(22,898)	$(5,962)

The major classes of assets and liabilities of operations held for sale were as follows:

	September 30,	December 31,
	2011	2010

Assets:
Cash	$—	$10,460
Accounts receivable	—	4,133
Inventory	—	1,726
Other current assets	—	899
Property plant and equipment	—	17,922
Intangible assets (including goodwill of $6 million)	—	10,263
Other non-current assets	—	179

Assets held for sale	$—	$45,582

Liabilities:
Accounts payable	$—	$13,723
Accrued expenses	—	10,100
Other non-current liabilities	—	1,673

Liabilities of operations held for sale	$—	$25,496

Note 5 — Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for sale securities as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
September 30, 2011
Held-to-maturity
Certificates of deposit	1	$10,980	$—	$—	$10,980

Noncurrent:
U.S. Government Agencies	2-3	$387	$8	$—	$395
Corporate Notes	2-3	5,208	—	(5)	5,203

Total		$5,595	$8	$(5)	$5,598

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2010
Held-to-maturity:
Certificates of deposit	1	$11,830	$—	$—	$11,830

Available-for-sale:
Current:
U.S. Government Agencies	1	$13,026	$14	$—	$13,040
U.S. Government Securities	1	16,168	10	5	16,173
Corporate Notes	1	46,178	169	6	46,341

		75,372	193	11	75,554

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
Noncurrent:
U.S. Government Agencies	2-3	1,035	30	—	1,065
U.S. Government Securities	2-3	2,925	—	11	2,914
Corporate Notes	2-3	10,537	123	20	10,640

		14,497	153	31	14,619

Total		$89,869	$346	$42	$90,173

Note 6 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 30, 2010 and September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

	0000000000	0000000000	0000000000	0000000000
	September 30, 2011	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$10,980	$10,980	$—	$—
U.S. Government Agencies	395	395	—	—
Corporate Notes	5,203	5,203	—	—

Total	$16,578	$16,578	$—	$—

Liabilities:
Contingent consideration	$17,344	$—	$—	$17,344

	0000000000	0000000000	0000000000	0000000000
	December 31, 2010	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$11,830	$11,830	$—	$—
U.S. Government Agencies	14,105	14,105	—	—
Corporate Notes	56,981	56,981	—	—
U.S. Government Securities	19,087	19,087	—	—

Total	$102,003	$102,003	$—	$—

Liabilities:
Contingent consideration	$13,701	$—	$—	$13,701

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is included within “Accrued expenses” and “Other long-term liabilities” in the Company’s consolidated balance sheet Changes in the fair value of these obligations are recorded as income or expense within the line item “Other income (expense), net ” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes in the fair value of the Level 3 liabilities for the three and nine months ended September 30, 2011, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$19,639	$3,926	$13,701	$8,077
Additions (Note 3)	—	—	5,000	—
Change in fair value of contingent consideration	(2,295)	94	(1,357)	(4,057)

Balance at end of period	$17,344	$4,020	$17,344	$4,020

Note 7 — Equity Investments

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

Investment in Energy Transfer Water Solutions, JV LLC (ETWS)

The Company formed a joint venture with Energy Transfer Partners, L.P. (NYSE: ETP) (“ETP”) in 2010. Our joint venture with ETP was a 50/50 partnership that was primarily designed to develop water pipeline infrastructure and treatment solutions for oil and gas producers in the Marcellus Shale area in Pennsylvania, and in the Haynesville Shale areas in Louisiana and Texas, and potentially other areas. On July 8, 2011, the joint venture was formally terminated and dissolved by the parties.

During the three and nine months ended September 30, 2011, the Company recorded losses of $0 and $462,000 on this equity investment.

Note 8 — Income Taxes

The effective income tax rate from continuing operations was 30.1% and 29.5% for the three and nine months ended September 30, 2011 and 19.6% and 26.6% for the three and nine months September 30, 2010. The Company’s effective tax rate for continuing operations differs from the statutory rate primarily due to the tax impact of state taxes, nondeductible items such as stock based compensation, transaction costs and earn-out agreements from acquisitions and changes in valuation allowance. The Company is subject to taxation in various federal, state, county, municipal and local taxing jurisdictions where it has operations in United States. The Company’s tax returns since inception are subject to examination by the United States and various states.

As of September 30, 2011, the Company’s estimate of losses from the disposition of China Water that are expected to be deductible for tax purposes is approximately $110 million. The Company is in the process of determining the nature of these losses and due to the uncertainty regarding the utilization of these losses under GAAP, has recorded a full valuation allowance in the period ended September 30, 2011.

Note 9 — Stock-Based Compensation

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

Stock Options

The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. There were 227,500 and 615,000 stock options granted during the three and nine months ended September 30, 2011, respectively. These stock options generally vest over a three year period and had a weighted average grant date fair value of approximately $2.99 and $2.90 per share for the three and nine months ended September 30, 2011, respectively. The exercise price for these options was equal to the market price of the Company’s common stock at the grant dates. No stock options were granted during the three and nine months ended September 30, 2010. Stock-based compensation cost included in general and administrative expense in the statement of operations and totaled approximately $376,000 and $90,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $1,066,000 and $265,000 for the nine months ended September 30, 2011 and 2010, respectively. In addition, approximately $344,000 of stock-based compensation cost was included in the results from discontinued operations for the three months ended September 30, 2011 in conjunction with vesting approximately 333,500 stock options previously granted to employees in the PRC which were accelerated upon closing of the SPA.

Restricted Stock

The Company recorded stock-based compensation expense to its employees and consultants related to shares of restricted stock granted prior to January 1, 2010 totaling approximately $165,000 and $56,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $359,000 and $318,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company issued 205,000 shares of restricted stock pursuant to the 2009 Plan during the three and nine months ended September 30, 2011. No restricted stock was issued during the three and nine months ended September 30, 2010.

Stock and Warrant Repurchase Program

In March 2011, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. One million common shares were purchased by the Company in a private transaction, through a financial intermediary, in connection with the Ng settlement for approximately $4.4 million in cash during the nine months ended September 30, 2011. No shares of common stock or warrants were purchased in the three months ended September 30, 2011.

In connection with the Albert Li settlement, 1,164,179 warrants were exercised on a cashless basis, resulting in the issuance of 797,865 shares of the Company’s common stock in the nine months ended September 30, 2011. No warrants were exercised in the three months ended September 30, 2011.

Note 10 — Debt

On September 7, 2011, we entered into a $160 million senior secured credit agreement (the “Credit Agreement”), comprising a $70 million term loan facility and a $90 million revolving credit facility, with Regions Bank, as administrative and collateral agent, RBS Citizens Bank, N.A. and First National Bank of Pennsylvania, as co-syndication agents, and the lenders party thereto (the “Lenders”). The Credit Agreement also has an uncommitted “accordion” feature that permits us to increase borrowings under the revolving credit facility by up to an additional $40 million. Each of the term loan and revolving credit facilities matures on September 7, 2015. The term loan bears interest at the 90 day LIBOR Index Rate plus an applicable margin as determined by certain levels of a consolidated leverage ratio. At September 30, 2011 the margin was 4.0% and the interest rate applicable to the term loan was approximately 4.3%. The term loan requires scheduled quarterly principal payments of approximately $2.6 million through June 30, 2015 following which the outstanding principal balance becomes due. The revolving credit facility bears interest in a manner similar to the term loan. At September 30, 2011 the margin for the revolving credit facility was 4.0% and the applicable interest rate was approximately 4.5%.

Our obligations under the Credit Agreement are secured by all of our present and future property and assets, real and personal (with the exception of certain specified equipment), as well as a pledge of all of the capital stock or ownership interests in our current and future domestic subsidiaries and up to 65% of the equity interests in our non-U.S. subsidiaries (other than China Water and its subsidiaries). The terms of the Credit Agreement require the Company to comply, on a quarterly basis, with certain financial covenants, including a consolidated net leverage ratio, consolidated funded debt to total capitalization ratio, consolidated fixed charge coverage ratio and consolidated adjusted EBITDA. The Company was in compliance with the required financial covenants at September 30, 2011. The Company must also maintain a minimum balance of cash and cash equivalents of $20 million.

In conjunction with closing the Credit Agreement the Company repaid approximately $67.0 million of existing debt with proceeds from the term loan. In September the Company also drew approximately $25.5 million under the revolving credit facility.

Total debt is comprised of the following at September 30, 2011 and December 31, 2010 (in millions):

(in millions)	September 30, 2011	December 31, 2010
Revolving credit facility	$25.5	—
Term loan due through 2015	70.0	—
Revolving line of credit	—	$6.1
Equipment credit line	—	1.5
Term loans due through 2020	—	20.8
Real estate loans due through 2015	—	3.0
Notes payable due through 2014	3.4	0.3

Total debt	98.9	31.7

Less: current portion	(11.6)	(11.2)

Total long-term debt	$87.3	$20.5

Note 11 — Commitments and Contingencies

Environmental Liabilities

The Company is subject to the environmental protection laws and regulatory framework of the United States and the individual states where it operates water gathering pipelines and salt water disposal wells. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and has established reporting and responsibility protocols for environmental protection and reporting to relevant local environmental protection departments. In Texas and Louisiana, the Company is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources and the Louisiana Department of Environmental Quality, all of which are designed to protect the environment and monitor compliance with water quality. Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States, Texas and Louisiana and other states in which we operate. Management believes that there are no unrecorded liabilities in connection with the Company’s compliance with environment laws and regulations.

Litigation

We are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. We review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable”. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we have accrued for potential litigation losses. In addition to the matters described below, we are involved in various other claims and legal actions, including regulatory and administrative proceedings arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss. Plaintiff has filed a response to the Company’s objections. On October 25, 2011, the court heard oral argument on the Company’s objections to the report and recommendation on the motion to dismiss. The court has not yet ruled on the objections.

On November 18, 2010, Melissa Hess filed a shareholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to Plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action. On August 24, 2011, the Company’s Board of Directors formed a special litigation committee and delegated to the special litigation committee the Board’s full power and authority to investigate the Derivative Action to determine whether it is in the best interests of the Company to allow the Derivative Action to proceed on behalf of the Company. On September 2, 2011, the Company filed a motion to stay the Derivative Action pending completion of the special litigation committee’s investigation and determination. On September 26, 2011, the Court held a hearing on the Company’s motion to stay. On October 3, 2011, the court issued an order denying the Company’s motion to stay without prejudice and a separate order requiring Defendants to respond to plaintiff’s request for production of documents within thirty days. On October 28, 2011, the special litigation committee filed a motion to stay the Derivative Action pending completion of its investigation and determination.

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

Earn-outs

Complete Vacuum and Rentals, Inc. Acquisition - In addition to the initial purchase price the Company may make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVR”), which we acquired on November 30, 2010 upon the achievement of certain EBITDA targets for each of fiscal years 2011, 2012 and 2013, in which CVR achieves targeted EBITDA of $20.0 million per year. The Company could pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which EBITDA exceeds $20.0 million for the relevant fiscal year (the “Earn-Out Payments”). Accordingly, due to changes in the probability assumptions with respect to the likelihood of CVR achieving EBITDA targets for fiscal 2011 the Company has increased its liability for contingent consideration, to $12.0 million, through a $1.5 million charge to other expense in the three and nine months ended September 30, 2011. The Earn-Out Payments are to be paid in a combination of 70% cash and 30% of the Company’s common stock, up to an aggregate maximum amount equal to $12.0 million. The specific number of shares of the Company’s common stock to be included in each Earn-Out Payment shall be computed as the average of the closing price of the Company’s common stock on the New York Stock Exchange for the 10 trading days immediately prior to the issuance of the shares.

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

Charis Acquisition - The Company has determined that the specified profitability targets necessary to make an additional earn-out payment for fiscal 2011, pursuant to an asset purchase agreement dated April 22, 2009 between the Company and Charis Partners, LLC, Green Exploration Corporation and Silversword partnerships, will not be attained and, therefore, reduced the earn-out accrual to $0. The change in fair value of the contingent consideration associated with the performance based earn-out of approximately $4.1 million was recorded as other income in the three and nine months ended September 30, 2011.

Note 12 — Subsequent Events

Expiration and Cancellation of Listed Units and Warrants - Prior to their expiration on November 9, 2011 described below, we had outstanding publicly-issued units, each consisting of one share of common stock and a warrant entitling the holder to purchase from us one share of our common stock at an exercise price of $6.00. The Company also had outstanding publicly - issued warrants entitling the holder to purchase from us one share of our common stock at an exercise price of $6.00. The units and the warrants, as well as our common stock, are listed on the New York Stock Exchange, or NYSE. On November 9, 2011, all of the then-outstanding unexercised listed warrants expired at 5 p.m. Eastern time and were cancelled. Upon the expiration, the warrants and units were delisted from the NYSE. The shares of common stock that were issued as part of the units remains outstanding and trade with our shares of common stock listed on the NYSE under the symbol “HEK.” Subsequent to the cancellation and expiration, we have remaining outstanding approximately 1.56 million privately-issued warrants, of which approximately 0.94 million are exercisable at $6.38 per share and expire on January 24, 2013, and approximately 0.62 million are exercisable at $2.02 per share and expire on August 22, 2012. The privately-issued warrants are not listed on any exchange.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the company, Heckmann Corporation and its subsidiaries, Heckmann Water Resources Corporation (“HWRC”), Heckmann Water Resources (CVR), Inc. (“CVR”), Heckmann Water Resources (Excalibur), Inc. (“Excalibur”), and HEK Water Solutions, LLC (HWS”). HWRC, CVR Excalibur, and HWS are all included within our water solutions for energy development segment, which we also refer to as “HWR”.

Special Note About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes. See the cautionary statement regarding forward looking statements on page ii of this report for a description of important factors that could cause actual results to differ from expected results.

Company Overview

Headquartered in Pittsburgh, Pennsylvania, Heckmann Corporation was incorporated in the State of Delaware on May 29, 2007. Our address is 300 Cherrington Parkway, Suite 200 Coraopolis, Pennsylvania 15108. The Company’s website is found at http://www.heckmanncorp.com. Information contained on our website is not part of this report.

We are a services-based company focused on total water solutions for shale or “unconventional” oil and gas exploration.

Water Solutions for Energy Development

Our water solutions for energy development business, which we refer to as Heckmann Water Resources or HWR, addresses the pervasive demand for diverse water solutions required for the production of oil and gas in an integrated and efficient manner, various service and product offerings. HWR’s services include water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline facilities, and water infrastructure services for oil and gas exploration and production companies. HWR also transports fresh water for production and provides services for site preparation, water pit excavations and remediation.

HWR currently operates multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States in the Haynesville, Eagle Ford, Marcellus/Utica and Barnett shale plays. HWR serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling, or “fracking,” operations.

Our strategy is to provide an integrated and efficient complete water solution to our customers through a full suite of services which we have built and will continue to build through organic growth and acquisitions. HWR’s largest acquisition to date, Complete Vacuum and Rental, Inc., or CVR, was completed on November 30, 2010, and HWR completed several acquisitions during the first half of 2011, including fresh water and produced water transportation operations in the Haynesville, Marcellus and Eagle Ford Shale areas.

As a result of acquisitions and our organic growth, we now own and operate a fleet of approximately 450 trucks for water transportation and approximately 1,100 frac tanks. In addition, we have approximately 23 operating salt water disposal or underground injection wells in the Haynesville and Eagle Ford Shale areas which have a combined permitted salt water disposal capacity of approximately 368,000 barrels per day. We are also in various stages of acquiring, developing and permitting additional salt water disposal wells in our operating markets.

HWR also develops underground pipelines for the efficient delivery of fresh water and removal of produced water in the Haynesville Shale area in connection with fracking operations. On January 31, 2010, HWR completed a 50-mile water transport pipeline, which at design capacity could carry up to 100,000 barrels of water per day. The pipeline is supported by a network of deep injection disposal wells which we believe is not only an efficient solution for our customers, but also provides HWR with a strategic competitive position.

HWR has started construction on a pipeline expansion that will significantly increase its produced water disposal pipeline capacity in Louisiana. The expansion will supplement HWR’s 50-mile pipeline through the Haynesville Shale area with the addition of approximately 19 miles of significantly enlarged fiberglass pipe and increased pipeline capacity for salt water transportation and disposal. The existing 19-mile section of the eastern portion of the pipeline will be used to transport fresh water to current and new customers for shale well development. The additional capacity is required to support any future extension of the pipeline further east into the Haynesville Shale area to accommodate our growing customer base. The expansion will also enable the construction of additional truck terminals. This important combination of local trucking and pipeline facilities is being developed to provide customers with more convenient access to HWR’s disposal wells.

We also own approximately 180 miles of portable poly and aluminum pipe and associated pumps and other equipment that are used above ground for pumping and transporting water from streams, ponds and special holding areas, including our frac tanks, to hydraulic fracturing wells primarily utilized in the Haynesville and Eagle Ford Shale areas. We are currently expanding these services in other shale areas. These assets also enhance our service capabilities to our underground pipeline network in the Haynesville Shale area and are available to complement our current service offerings to our customers throughout all shale areas in which we operate.

Our HWR operations are impacted by certain seasonal factors. Generally, our business is negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, we may not be able to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenues.

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

As of September 30, 2011, we had approximately $25.1 million in cash and cash equivalents as well as approximately $16.6 million of certificates of deposit and marketable securities on our balance sheet. For the remainder of the 2011 year, we plan to continue building our water resources for energy development business, and we expect to continue to explore additional acquisition opportunities to complement our business.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

Revenues for the three months ended September 30, 2011 were $ 47.8 million as compared to $1.9 million for the same period one year ago. The $45.9 million increase in revenues during the three months ended September 30, 2011 was due primarily to the acquisitions completed in the second quarter of 2011 and the acquisition of CVR which we consummated on November 30, 2010. The price charged for water disposal is negotiated in agreements with customers and did not significantly change during the three months ended September 30, 2011 compared to the comparable period of 2010.

Cost of Goods Sold

Cost of goods sold increased to $35.8 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010 primarily due to the acquisition of CVR and the acquisitions completed during the second quarter of 2011 and the resulting increase in revenues.

Gross Profit

Gross profit was $12.0 million, or 25.1% of net sales, during the three months ended September 30, 2011, compared to $0.2 million, or 9.8% of net sales, during the three months ended September 30, 2010. The increase in gross profit was primarily attributable to higher gross profits derived from CVR and the acquisitions completed during the second quarter of 2011.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 increased to $9.3 million from $3.2 million for the three months ended September 30, 2010, primarily due to increases from the acquisition of CVR and acquisitions completed during the quarter offset by $0.6 million of start-up and commissioning expenses recorded in the three months ended September 30, 2010.

Also included in operating expense for the three months ended September 30, 2011 are approximately $0.5 million of transaction related costs for the acquisitions mentioned above and approximately $0.4 million of costs related to stock based compensation.

Income (loss) from Operations

We had operating income of $2.7 million for the three months ended September 30, 2011 compared to a loss from operations of $3.0 million for the three months ended September 30, 2010 as a result of the items mentioned above.

Interest Income (Expense), net

During the three months ended September 30, 2011, we recorded net interest expense of $1.4 million compared to $0.6 million of net interest income for the three months ended September 30, 2010. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in the three months ended September 30, 2011 compared to the comparable period of 2010. Also included in interest income (expense), net for the three months ended September 30, 2011 is accretion expense for contingent consideration of approximately $0.5 million.

Other Income (Expense), net

We recorded other income of approximately $2.5 million for the three months ended September 30, 2011 compared to $0.1 million of other expense for the three months ended September 30, 2010. The difference from the prior period relates primarily to changes in the fair value of contingent consideration associated with the performance based earn-out related to the Charis Acquisition. As a result of pipeline start-up and commissioning expenses and resulting delays in producing revenues that would achieve the contractual economic goals, management determined that the earn-out obligation related to the profitability target for 2011 would not be met. Accordingly, a $4.1 million reduction to the liability for contingent consideration was adjusted through earnings in the three months ended September 30, 2011. In the quarter ended September 30, 2011 management also concluded that the performance based earn-out related to the November 30, 2010 acquisition of CVR would be met in its entirety. Accordingly the liability for contingent consideration related to the CVR earn-out was increased by $1.5 million, to $12.0 million, through a charge to earnings in the three months ended September 30, 2011.

Income Taxes

The effective income tax rate was approximately 30.1% and 19.6% (benefit) for the three months ended September 30, 2011 and 2010, respectively (see Note 7).

Income (Loss) from Continuing Operations

Our net income from continuing operations for the three months ended September 30, 2011 was approximately $2.6 million compared to a net loss of $2.2 million for the three months ended September 30, 2010, as a result of the items mentioned above.

Loss from Discontinued Operations

Our net loss from discontinued operations for the three months ended September 30, 2011 of approximately $ 23.7 million and includes approximately $17.9 million of loss on disposal relating to our September 30, 2011 disposition of China Water (see Note 4).

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

Revenues for the nine months ended September 30, 2011 of $105.1 million increased by $98.6 million during the nine months ended September 30, 2011 from $6.5 million during the nine months ended September 30, 2010 primarily the result of our acquisitions, including CVR, as well as from other services we provide to our customers in the water solutions for energy development business segment, the majority of which occurred in the Haynesville Shale area. The price charged for water disposal is negotiated in agreements with customers and, therefore, did not significantly change during the nine months ended September 30, 2011 compared to the same period of 2010.

Cost of Goods Sold

Cost of goods sold increased to $78.7 million for the nine months ended September 30, 2011 from $5.2 million for the nine months ended September 30, 2010 primarily due to certain acquisitions, including our acquisition of CVR.

Gross Profit

Gross profit was $26.5 million, or 25.2% of net sales, during the nine months ended September 30, 2011, compared to $1.3 million, or 20.7% of net sales, during the nine months ended September 30, 2010. The increase in gross profit was primarily attributable to higher gross profits derived from our acquired businesses.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 increased to $23.0 million from $19.4 million for the nine months ended September 30, 2010, primarily due to increases from the acquisition of CVR and certain acquisitions completed during the second quarter of 2011 offset by $13.6 million of start-up and commissioning expenses recorded in the nine months ended September 30, 2010.

Also included in operating expense for the nine months ended September 30, 2011 are approximately $1.9 million of transaction related costs for the acquisitions completed during the second quarter and approximately $1.2 million of costs related to stock based compensation.

Income (loss) from Operations

We had operating income of $3.5 million for the nine months ended September 30, 2011 compared to a loss from operations of $18.1 million for the nine months ended September 30, 2010 as a result of the items discussed above.

Interest Income (Expense), net

During the nine months ended September 30, 2011, we recorded net interest expense of $2.6 million compared to $1.7 million of net interest income for the nine months ended September 30, 2010. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in the nine months ended September 30, 2011 compared to the same period of 2010. Also included in interest expense for the nine months ended September 30, 2011 is accretion expense for contingent compensation related to the CVR acquisition and certain other acquisitions completed in the quarter, of approximately $1.2 million.

Income (Loss) from Equity Method Investment

During the nine months ended September 30, 2011 and 2010, we recorded $0.5 million and $0.3 million of equity loss, respectively, from our 50% equity interest in ETWS, which was formally terminated and dissolved by the parties on July 8, 2011. The loss was primarily due to project related expenditures associated with the review of proposed projects in the Marcellus Shale oil and gas fields in Pennsylvania.

Other Income (Expense), net

We recorded other income of $2.9 million for the nine months ended September 30, 2011 compared to $4.5 million of other income for the nine months ended September 30, 2010. The difference from the prior period relates primarily to changes in the fair value of contingent consideration associated with the performance based earn-out related to the Charis Acquisition. As a result of pipeline start-up and commissioning expenses and resulting loss of revenue in subsequent periods, management determined that the earn-out obligation related to the profitability target for 2011 would not be met. Accordingly a $4.1 million reduction to the liability for contingent consideration was adjusted through earnings in the nine months ended September 30, 2011. In the quarter ended September 30, 2011 management also concluded that the performance based earn-out related to the November 30, 2010 acquisition of CVR would be met in its entirety. Accordingly the liability for contingent consideration related to the CVR earn-out was increased by $1.5 million, to $12.0 million, through a charge to earnings in the nine months ended September 30, 2011. The $4.3 million of other income for the nine months ended September 30, 2010 was attributable to the changes in fair value of contingent consideration associated with the performance based earn-out related to the Charis Acquisition. As a result of the pipeline start-up and commissioning expenses incurred in the nine months ended September 30, 2010, management determined that the earn-out obligation related to the profitability target for 2010 would not be met. Accordingly the liability for contingent consideration was adjusted through earnings in the nine months ended September 30, 2010.

Income Taxes

The effective income tax rate was 29.5% (expense) and 26.6% (benefit) for the nine months ended September 30, 2011 and 2010, respectively. (see Note 7)

Income (Loss) from Continuing Operations

Our net income from continuing operations for the nine months ended September 30, 2011 was approximately $2.4 million compared to a net loss of $9.0 million for the nine months ended September 30, 2010, as a result of the items discussed above.

Loss from Discontinued Operations

Our net loss from discontinued operations for the nine months ended September 30, 2011 was approximately $22.9 million compared to a net loss of $6.0 million for the nine months ended September 30, 2010. The increase was attributable to our September 30, 2011 disposition of CWD (see Note 4).

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, repurchases of our securities, and lease payments. Our primary sources of liquidity are cash on hand and cash generated from operations and from our credit agreement. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, and the impact of integration on our productivity. We seek to preserve our cash balances by investing in marketable securities consisting of high grade corporate notes and United States government securities purchased in accordance with our investment policy, which allows us to invest and reinvest in United States government securities having a maturity of five years or less, and other obligations of United States government agencies and instrumentalities, including government sponsored enterprises, commercial paper, corporate notes and bonds, short term instruments that are direct obligations of issuers, long term instruments that are direct obligations of issuers, and municipal notes and bonds with a maturity of five years or less. We avoid any involvement with mortgage backed securities, collateralized mortgage obligations, auction rate securities, collateralized debt obligations, credit default swaps and similar high risk and/or exotic financial instruments. Any decisions regarding the size of individual investments or their composition must comply with our investment policy with the intent to yield higher obtainable returns with the understanding that the investment may need to be liquidated in the near term to consummate strategic business combinations.

As of September 30, 2011, we had cash and cash equivalents of approximately $25.1 million, and approximately $16.6 million of certificates of deposit and marketable securities, for an aggregate of approximately $41.7 million in cash and cash equivalents and investments. We are required to maintain at least $20.0 million in cash and cash equivalents at all times under our credit agreement. We believe that our cash, cash equivalents, investments and availability on our revolving line of credit will be sufficient to facilitate planned capital expenditures that we may undertake this year.

Cash Flows for the Nine months ended September 30, 2011

Cash used in operating activities from continued operations was $3.5 million in the 2011 nine-month period compared with $4.6 million of cash used in operating activities from continued operations in the same year ago period. The change of $1.1 was principally due to integrating the acquisitions we completed in the second quarter of 2011. Cash used in operating activities of discontinued operations was $2.3 million and related to the operations of China Water prior to disposal.

Cash used in investing activities from continuing operations was $107.5 million in the 2011 nine-month period compared with $21.2 million of cash provided by investing activities from continued operations in the same year ago period. The difference of $128.7 million was due to $88.3 million of cash used to acquire the acquisitions we completed in the second quarter of 2011 and incremental capital expenditures of $89.2 million spent on expansion initiatives offset by increased cash from the sale and maturities of securities of $48.7 million. Cash used in investing activities of discontinued operations was $2.5 million and related to the operations of China Water prior to disposal.

Cash provided by financing activities from continuing operations was $60.1 million in the 2011 nine-month period compared with $1.9 million of cash used in financing activities from continuing operations in the same year ago period. The increase of $62.0 million was attributable to borrowings under term loans of $40.9 million and borrowings under revolving credit facilities of $25.9 million, both of which were used to finance capital expenditures, offset by approximately $4.1 million of payments under long-term debt agreements.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Commitments” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Other than contractual obligations to make certain payments under earn-out arrangements regarding the acquisition of Excalibur (See Note 3) and contractual obligations contained in our Credit Agreement (See Note 10), there have been no changes to the Company’s contractual obligations in the nine months ended September 30, 2011 from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. The Company is currently evaluating the effect of ASU 2011-04 on the consolidated financial statements and related disclosures.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-05 on the consolidated financial statements and related disclosures is not expected to be significant.

Intangibles — Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill impairment test. The updated guidance requires that, if an entity concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount; it would not be required to perform the two-step impairment test for the reporting unit. The provisions of the updated guidance are effective for annual and interim periods beginning after December 15, 2011 with early adoption permitted. The Company adopted the ASU in the third quarter.

Critical Accounting Policies

Other than the method for determining the impairment of goodwill, as discussed in Note 2, there have been no changes to the Company’s Critical Accounting Policies in the nine months ended September 30, 2011 from those contained in the Company’s 2010 Annual Report on Form 10-K.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our Credit Agreement and the determination of interest rates based on, among others, the LIBOR Index Rate. If interest rates increased by 1% from September 30, 2011 our annual interest expense would increase by approximately $0.9 million.

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

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of shareholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss. Plaintiff has filed a response to the Company’s objections. On October 25, 2011, the court heard oral argument on the Company’s objections to the report and recommendation on the motion to dismiss. The court has not yet ruled on the objections.

On November 18, 2010, Melissa Hess filed a shareholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to Plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action. On August 24, 2011, the Company’s Board of Directors formed a special litigation committee and delegated to the special litigation committee the Board’s full power and authority to investigate the Derivative Action to determine whether it is in the best interests of the Company to allow the Derivative Action to proceed on behalf of the Company. On September 2, 2011, the Company filed a motion to stay the Derivative Action pending completion of the special litigation committee’s investigation and determination. On September 26, 2011, the Court held a hearing on the Company’s motion to stay. On October 3, 2011, the court issued an order denying the Company’s motion to stay without prejudice and a separate order requiring Defendants to respond to plaintiff’s request for production of documents within thirty days. On October 28, 2011, the special litigation committee filed a motion to stay the Derivative Action pending completion of its investigation and determination.

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

There were no sales of equity securities by the Company during the three months ended September 30, 2011. On April 4, 2011, we issued 1,597,542 shares of our common stock pursuant to a private placement pursuant to the exemption from registration provided by Section 4(2) under the Securities Act in connection with the acquisition of substantially all of the assets and business of Devonian Industries Leasing Company, Inc. and its affiliates. On May 4, 2011, we issued 1,103,302 shares of our common stock pursuant to a private placement pursuant to the exemption from registration provided by Section 4(2) under the Securities Act in connection with the acquisition of all of the equity interests in Excalibur Energy Services, Inc. and Blackhawk, LLC.

Purchases of Equity Securities

In March 2011, the Board of Directors of the Company approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. One million common shares were purchased by the Company in a private transaction, through a financial intermediary, in connection with the Ng settlement for approximately $4.4 million in cash, during the nine months ended September 30, 2011. No shares of common stock or warrants were purchased by the Company in the three months ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1

Share Purchase Agreement by and among Pacific Water & Drinks (HK) Group Limited (f/k/a Sino Bloom Investments Limited), China Water & Drinks (BVI) Inc., and China Water Drinks (H.K.) Holdings Limited, dated as of September 30, 2011 (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed on October 5, 2011).

10.1	Credit Agreement dated September 7, 2011, by and among Heckmann Corporation, Heckmann Water Resources Corporation, Heckmann Water Resources (CVR), Inc., HEK Water Solutions, LLC, 1960 Well Services, LLC, Heckmann Water Resources (Excalibur), Inc., as borrowers, Regions Bank, as administrative and collateral agent, RBS Citizens Bank, N.A., and First National Bank of Pennsylvania, as co-syndication agents, Wells Fargo Bank, National Association, as documentation agent, Regions Capital Markets and RBS Citizens Bank, N.A. as joint lead arrangers and joint bood managers and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed on September 8, 2011).

10.2	Novation Agreement by and between China Water and Drinks, Inc. and China Water & Drinks (BVI), Inc., dated as of September 30, 2011 (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed on October 5, 2011).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011

/s/ RICHARD J. HECKMANN
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN R. ANDERSON
Name:	Brian R. Anderson
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)