Form 10-Q
period 2012-03-31
Heckmann Corp
filed 2012-05-03
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2012 was 148,977,050.

Forward-Looking Statements

This Quarterly Report on Form-10-Q contains forward-looking statements within the meaning of Section 27A of the United States Securities Act or 1933, as amended (the “Securities Act”) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•	the benefits of our completed and future acquisition and disposition transactions, including our recently completed acquisition of Thermo Fluids Inc. and any future acquisitions; and

•

plans to increase operational capacity, including additional trucks, saltwater disposal and underground injection wells, frac tanks, rail cars, processing facilities and pipeline construction or expansion.

You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” similar expressions, and variations or negatives of these words.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

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

•	difficulties encountered in integrating acquired assets, businesses and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	availability of supplies of used motor oil and demand for recycled fuel oil, and prices thereof;

•	fluctuations in prices and demand for commodities such as natural gas and oil;

•	changes in customer drilling activities and capital expenditure plans, including impacts due to low natural gas prices;

•	difficulties in identifying and completing acquisitions and differences in the type and availability to us of consideration or financing for such acquisitions;

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

•

risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction businesses, particularly relating to water usage, disposal, transportation and treatment, uses of recycled fuel oil, collection of used motor oil, and transportation of oil; and

•	other risks referenced from time to time in our past and future filings with the United States Securities and Exchange Commission (“SEC”) including in this Quarterly Report on Form 10-Q.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof.

Where You Can Find Other Information

Our website is www.heckmanncorp.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$129,881	$80,194
Marketable securities	5,118	5,169
Accounts receivable, net of the allowance for doubtful accounts of $2,514 and $2,636 at March 31, 2012 and December 31, 2011	60,372	47,985
Inventories	798	760
Prepaid expenses and other receivables	5,511	4,519
Other current assets	1,044	1,044

Total current assets	202,724	139,671
Property, plant and equipment, net of accumulated depreciation of $32,402 and $25,128 at March 31, 2012 and December 31, 2011	292,043	270,054
Equity investments	7,682	7,682
Intangible assets, net of accumulated amortization of $6,477 and $5,215 at March 31, 2012 and December 31, 2011	33,488	29,489
Goodwill	90,740	90,008
Other	2,589	2,777

Total assets	$629,266	$539,681

Liabilities and equity
Current liabilities:
Accounts payable	$17,632	$19,992
Accrued expenses	11,437	11,693
Current portion of contingent consideration	14,116	5,730
Current portion of long-term debt	13,492	11,914

Total current liabilities	56,677	49,329
Deferred income taxes	7,057	6,880
Long-term debt, less current portion	137,869	132,156
Long-term contingent consideration	3,500	7,867
Other long-term liabilities	1,466	1,639
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 159,235,327 shares issued and 144,926,764 shares outstanding at March 31, 2012 and 139,163,067 shares issued and 124,854,504 shares outstanding December 31, 2011	159	139
Additional paid-in capital	899,605	814,875
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,503)	(19,503)
Accumulated other comprehensive income	8	8
Accumulated deficit	(450,728)	(446,865)

Total equity of Heckmann Corporation	422,697	341,810

Total liabilities and equity	$629,266	$539,681

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue	$54,959	$18,231
Cost of goods sold	47,973	13,821

Gross profit	6,986	4,410
General and administrative expenses	8,254	4,937

Loss from operations	(1,268)	(527)
Interest (expense) income, net	(2,146)	(252)
Other, net	(29)	15

Loss before income taxes	(3,443)	(764)
Income tax benefit (expense)	(420)	225

Net loss from continuing operations	(3,863)	(539)
Income from discontinued operations, net of tax	—	904

Net income (loss) attributable to common stockholders	$(3,863)	$365

Earnings (loss) per share (Note 2):
Basic	$(0.03)	*

Diluted	$(0.03)	*

*	Amount is less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income (loss) attributable to common stockholders	$(3,863)	$365
Add back: net loss attributable to the noncontrolling interest	—	45

Net income (loss)	(3,863)	320

Other comprehensive loss, net of tax:
Foreign currency translation loss	—	(11)
Unrealized loss on available-for-sale securities	—	(55)

Total other comprehensive loss, net of tax	—	(66)

Comprehensive income (loss), net of tax	(3,863)	254
Net loss attributable to the noncontrolling interest	—	45

Comprehensive income (loss) attributable to the Company	$(3,863)	$299

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating activities
Net income (loss)	$(3,863)	$365
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	—	(904)
Depreciation	7,985	3,075
Amortization	1,262	409
Stock-based compensation	716	444
Other	821	350
Changes in operating assets and liabilities:
Accounts receivable	(11,774)	(250)
Prepaid expenses and other receivables	(985)	(1,746)
Accounts payable and accrued expenses	(175)	(1,066)
Other assets	29	458

Net cash (used in) provided by operating activities from continuing operations	(5,984)	1,135
Net cash used in operating activities from discontinued operations	—	(1,794)

Net cash used in operating activities	(5,984)	(659)

Investing activities
Purchases of available-for-sale securities	—	(27,908)
Proceeds from sale and maturity of available-for-sale securities	—	51,755
Purchase of certificates of deposit	—	(1,000)
Purchases of property and equipment	(17,472)	(28,815)
Payment for acquisitions	(406)	(2,875)
Proceeds from sale of property, plant and equipment	1,823	—
Other	—	(400)

Net cash used in investing activities from continuing operations	(16,055)	(9,243)
Net cash used in investing activities from discontinued operations	—	(1,548)

Net cash used in investing activities	(16,055)	(10,791)

Financing activities
Proceeds from equity offering, net	76,048	—
Payment on long-term debt agreements	(3,124)	(2,474)
Payment of capital lease obligations and other	(1,198)	(6)
Borrowings under revolving credit facility	—	849
Borrowings under term loans	—	14,897
Cash paid to purchase treasury stock	—	(4,412)

Net cash provided by financing activities from continuing operations	71,726	8,854

Net increase (decrease) in cash and cash equivalents	49,687	(2,596)
Effect of change in foreign currency exchange rate on cash and cash equivalents	—	(9)
Cash and cash equivalents at beginning of period	80,194	91,212

Cash and cash equivalents at end of period	$129,881	$88,607
Less: Cash and cash equivalents of discontinued operations	—	(7,452)

Cash and cash equivalents of continuing operations	$129,881	$81,155

Non-cash investing and financing activities
Property plant and equipment purchased in exchange for accounts payable	$3,580	$2,800
Common stock issuances for business acquisitions	$9,586	$—
Vehicles financed through capital leases	$11,613	$—
Equity offering costs in accrued liabilities	$1,600	$—
Supplemental cash flow information:
Cash paid for interest	$1,774	$411
Cash paid for income taxes	$49	$—

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statement of Changes in Equity

Three months ended March 31, 2012

(Unaudited)

(In thousands, except share data)

	Total
		Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income
		Shares	Amount		Shares	Amount	Warrants	Amount
Balance at January 1, 2012	$341,810	139,163,067	$139	$814,875	14,308,563	$(19,503)	11,331,197	$(6,844)	$(446,865)	$8
Issuance of stock to employees (Note 8)	716			716
Issuance of common stock in connection with acquisition (Note 3)	9,586	1,872,260	2	9,584
Sale of common stock in connection with equity offering, net of underwriters’ fees and offering expenses (Note 4)	74,448	18,200,000	18	74,430
Net loss	(3,863)								(3,863)

Balance at March 31, 2012	$422,697	159,235,327	$159	$899,605	14,308,563	$(19,503)	11,331,197	$(6,844)	$(450,728)	$8

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in thousands, except share and per share amounts)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation, a Delaware corporation, together with its subsidiaries (collectively, the “Company”, “we”, “us” or “our”), is a services-based company, which prior to our acquisition of TFI Holdings, Inc. and Thermo Fluids Inc. (collectively, “TFI”) on April 10, 2012 (the “TFI Acquisition”) (Note 12), was focused on total water solutions for shale or “unconventional” oil and gas exploration.

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

HWR currently operates multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States in the Haynesville, Eagle Ford, Marcellus/Utica, Tuscaloosa Marine, Barnett and Permian Basin shale areas. HWR serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling, or “hydrofracturing,” operations.

As a result of the TFI Acquisition in April 2012, we provide route-based environmental services and waste recycling solutions that focus on the collection and recycling of used motor oil (UMO) and are the largest seller of commercial oil from recovered UMO in the Western United States. For the historical periods presented in this report, we operated as one business segment. Following the TFI Acquisition, we will operate as two business segments: Heckmann Water Resources or HWR; and Heckmann Environmental Services or HES, which includes TFI. The financial statements and operating results presented in this report do not include the operating results of TFI.

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

The Company’s consolidated balance sheet as of December 31, 2011 included herein, has been derived from the Company’s audited financial statements included in our 2011 Annual Report on Form 10-K, filed with the SEC on March 8, 2012. Unless stated otherwise, any reference to income statement items in these accompanying unaudited interim consolidated financial statements refers to results from continuing operations. In addition, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these statements pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 8, 2012, and other information filed with the SEC.

Note 2 — Summary of Selected Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Accounting Estimates—The Company’s consolidated financial statements have been prepared in conformity with GAAP. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, however, actual results could differ from those estimates.

Concentrations of Customer Risk—Two of the Company’s customers comprised 22% and 21%, respectively, of the Company’s consolidated revenues and 22% and 18%, respectively, of the Company’s consolidated accounts receivable for the three months ended March 31, 2012.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock. Inherently, stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise prices of the stock options and warrants.

For the purpose of the computation of earnings per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares and although classified as issued, are not included in the basic weighted average number of shares outstanding until all necessary conditions are met that no longer cause the shares to be contingently returnable. Accordingly, excluded from the computation of basic EPS are approximately 1,127,985 and 5,437,132 contingently returnable shares that are subject to sellers’ indemnification obligations and accordingly are held in escrow as of March 31, 2012 and 2011, respectively.

Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 were calculated as follows:

	2012	2011
Loss from continuing operations	$(3,863)		$(539)
Income from discontinued operations	—		904

Net income (loss) attributable to the Company	$(3,863)		$365

Weighted average number of common shares:
Basic	125,159,136		108,541,060
Effect of dilutive securities:
Warrants	—		1,134,437
Employee share-based compensation	—		745,974
Contingent issuances	—		5,437,134

Diluted	125,159,136		115,858,605

Basic:
Loss from continuing operations	$(0.03)	$	*
Income from discontinued operations	—		0.01

Net loss per share	$(0.03)	$	*

Diluted:
Loss from continuing operations	$(0.03)	$	*
Income from discontinued operations	—		0.01

Net loss per share	$(0.03)	$	*

*	amount is less than $0.01 per share

Warrants and stock options to purchase approximately 1,486,176 and 64,275,779 shares of the Company’s common stock at March 31, 2012 and 2011, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended March 31, 2012 and 2011, respectively. These warrants and stock options did not affect the computation of diluted earnings per share.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company performs this impairment analysis annually during the third quarter of each fiscal year. The Company adopted Accounting Standards Update (ASU) No. 2011- 08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test. There were no events during the first quarter of 2012 that indicated that an impairment of goodwill exists.

Reclassifications and Comparability—Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation.

Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-04 on the consolidated financial statements and related disclosures was not significant.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-05 on the consolidated financial statements and related disclosures was not significant.

Note 3 — Acquisitions

Subsequent to March 31, 2011 the Company completed five acquisitions as discussed in our 2011 Annual Report on Form 10-K. Our operating results are substantially affected by our acquisition activities, which can limit comparability of our results from period to period.

In February 2012, the Company completed the acquisition of the assets and business of Keystone Vacuum, Inc. (“Keystone”), a water hauling, site-construction and related construction services business in western Pennsylvania (the “Keystone Acquisition”). The aggregate preliminary purchase price of approximately $13.7 million was comprised of approximately $0.4 million cash consideration, 1,872,260 shares of the Company’s common stock with an estimated fair value of approximately $9.6 million, and approximately $3.7 million of contingent consideration. In conjunction with the Keystone Acquisition, the Company incurred transaction costs of approximately $0.1 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations. This acquisition enhances the service offerings of the Company and expanded the geographic coverage for our business in the Marcellus/Utica shale areas.

The preliminary allocation of the purchase price at March 31, 2012 is summarized as follows:

Equipment	$7,051
Customer relationships	5,261
Other assets	890
Goodwill	732
Other liabilities	(271)

Total	$13,663

Pro forma Financial Information Reflecting the Keystone Acquisition

The following unaudited pro forma results of operations for the three months ended March 31, 2012 and 2011, respectively, assumes that the Keystone Acquisition was completed at the beginning of the periods presented. The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquisition, and other costs deemed to be non-recurring in nature.

	Three months ended March 31,
	2012	2011
Pro forma revenues	$55,894	$19,139
Pro forma net loss from continuing operations	(3,810)	(488)
Pro forma net loss per share from continuing operations:
Basic and diluted	$(0.03)	*

*	Amount is less than $0.01 per share

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years, or of future operations of the Company.

On April 10, 2012, the Company consummated the TFI Acquisition for approximately $245.0 million, of which $227.5 million was paid in cash and $17.5 million was paid in shares of the Company’s common stock (Note 12).

Note 4 — Equity Offerings

On February 3, 2012, the Company issued 1,872,260 shares of its common stock in connection with the Keystone Acquisition (Note 3). These shares were issued pursuant to the Company’s acquisition shelf registration statement on Form S-4.

On March 30, 2012, the Company sold 18,200,000 shares of its common stock in a public offering at a price of $4.40 per share, pursuant to its universal shelf registration statement on Form S-3. The $74.4 million in net proceeds from the share issuance was used to finance a portion of the cash purchase price of the TFI Acquisition.

Note 5 — Investments

The amortized cost, gross unrealized holding gains and losses, and fair value of available-for sale securities as of March 31, 2012 and December 31, 2011 are as follows:

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
March 31, 2012
Available-for-sale:
Corporate Notes	1	$5,110	$8	$—	$5,118

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2011
Available-for-sale:
Corporate Notes	1	$5,161	$8	$—	$5,169

The available-for-sale securities were liquidated subsequent to March 31, 2012.

Note 6 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 31, 2012	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate Notes	$5,118	$5,118	$—	$—

Liabilities:
Contingent consideration	$17,616	$—	$—	$17,616

	December 31, 2011	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate Notes	$5,169	$5,169	$—	$—

Liabilities:
Contingent consideration	$13,597	$—	$—	$13,597

The fair value of the contingent consideration was determined using, as appropriate, a combination of an option pricing model and a probability-weighted income approach at the acquisition date. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Key inputs to the valuation models includes managements estimate of future adjusted EBITDA. Changes in these inputs and assumptions could accelerate the payment of contingent consideration, however, the aggregate liability for all contingent consideration is capped at an overall amount of $22.0 million. Contingent consideration is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Changes in the fair value of these obligations are recorded as income or expense within the line item “Other income (expense), net” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. Changes in the fair value of the Level 3 liabilities for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$13,597	$13,701
Additions (Note 3)	3,670	—
Accretion	349	387

Balance at end of period	$17,616	$14,088

Note 7 — Income Taxes

For the quarter ended March 31, 2012 the Company’s income tax expense was $420,000, consisting of state income taxes and U.S. federal deferred income tax expense related primarily to tax deductible goodwill. The income tax benefit for the three months ended March 31, 2011 was recorded at an overall budgeted tax benefit rate for 2011.

The Company’s effective tax rate for continuing operations differs from the statutory rate primarily due to the tax impact of state taxes, nondeductible items such as stock based compensation, transaction costs and earn-out agreements from acquisitions and changes in valuation allowance.

At December 31, 2011 the Company had net operating loss (“NOL”) carryforwards of approximately $260 million for U.S. federal income tax purposes. These NOL’s can be carried forward for twenty years. For the purposes of financial reporting, deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion or all of the deferred tax asset will not be realized. Accordingly, the Company has fully reserved these deferred tax assets in recognition of the uncertainty regarding their future realizability.

The Company is subject to taxation in various U.S. federal, state, county, municipal and local taxing jurisdictions where it has operations in United States. The Company’s tax returns since inception are subject to examination by tax authorities in the United States and various states.

Note 8 — Stock-Based Compensation

The Company may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to employees, directors, consultants and advisors of the Company pursuant to the Heckmann Corporation 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan authorizes the issuance of up to 5,000,000 shares of common stock.

Stock Options

The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. There were no stock options granted during the three months ended March 31, 2012. The Company granted 207,500 stock options during the three months ended March 31, 2011. Stock-based compensation cost is included in general and administrative expense in the statement of operations and totaled approximately $394,000 and $328,000 for the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock

The Company recorded stock-based compensation expense, to its employees and consultants related to shares of restricted stock, totaling approximately $322,000 and $116,000 in general and administrative expense for the three months ended March 31, 2012 and 2011, respectively. There were no shares of restricted stock issued during the three months ended March 31, 2012 and 2011.

Stock and Warrant Repurchase Program

In March 2011, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. No shares of common stock or warrants were purchased in the three months ended March 31, 2012. One million common shares were purchased by the Company in a private transaction in connection with the Ng settlement for approximately $4.4 million in cash during the three months ended March 31, 2011. No other shares or warrants were purchased in the three months ended March 31, 2011.

We have remaining outstanding approximately 1.56 million privately-issued warrants, of which approximately 0.94 million are exercisable at $6.38 per share and expire on January 24, 2013, and approximately 0.62 million are exercisable at $2.02 per share and expire on August 22, 2012. The privately-issued warrants are not listed on any exchange.

Note 9 — Debt

On September 7, 2011, we entered into a $160.0 million senior secured credit agreement (the “Credit Facility”), comprising a $70.0 million term loan facility and a $90.0 million revolving credit facility, with Regions Bank, as administrative and collateral agent, RBS Citizens Bank, N.A. and First National Bank of Pennsylvania, as co-syndication agents, and the lenders party thereto (the “Lenders”). On April 10, 2012, the Credit Facility was repaid in full and terminated (Note 12 and below).The Credit Facility also had an uncommitted “accordion” feature that allowed us to increase borrowings under the revolving credit facility by up to an additional $40.0 million. As required under our Credit Facility, we entered into a floating-to-fixed interest swap agreement with a notional value of $35.0 million. The Company has elected not to use hedge accounting for the interest swap agreement. The fixed interest swap agreement was terminated on April 12, 2012. Each of the term loan and revolving credit facilities was scheduled to mature on September 7, 2015. The term loan bears interest at the 30 day LIBOR Index Rate plus an applicable margin as determined by certain levels of a consolidated leverage ratio. At March 31, 2012 the margin was 4.5% and the interest rate applicable to the term loan was approximately 4.75%. The term loan required quarterly principal payments of approximately $2.6 million through June 30, 2015 following which the outstanding principal balance becomes due. The revolving credit facility bears interest in a manner similar to the term loan.

Our obligations under the Credit Facility were secured by all of our present and future material property and assets, real and personal (with the exception of certain specified equipment), as well as a pledge of all of the capital stock or ownership interests in our current and future domestic subsidiaries and up to 65% of the equity interests in our non-U.S. subsidiaries (other than China Water and its subsidiaries).

The terms of the Credit Agreement require the Company to comply, on a quarterly basis, with certain financial covenants. In connection with the TFI Acquisition, the equity offering discussed in Note 4 and the related debt financings described in Note 12, we repaid all amounts outstanding under the Credit Facility and it was terminated and replaced with a new revolving credit facility. As a result, the Company will write off unamortized costs related to the Credit Facility of approximately $2.5 million in the quarter ending June 30, 2012. As of May 3, 2012 there was no indebtedness outstanding under the new credit facility.

Total debt is comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Revolving credit facility	$72,300	$72,799
Term loan due through 2015	64,750	67,375
Other vehicle financings payable due through 2017	14,311	3,896

Total debt	151,361	144,070

Less: current portion	(13,492)	(11,914)

Total long-term debt	$137,869	$132,156

The Company has entered into capital lease arrangements for the financing of light and heavy duty trucks, and plans to continue its capital lease program to finance the future acquisition of these vehicles. In April 2012, we also issued $250.0 million in aggregate principal amount of 9.875% senior unsecured notes due in 2018 (Note 12).

Note 10 — Commitments and Contingencies

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

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (C.A. No. 10-378-LPS-MPT) (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss. Plaintiff has filed a response to the

Company’s objections. On October 25, 2011, the court heard oral argument on the Company’s objections to the report and recommendation on the motion to dismiss. The court has not yet ruled on the objections. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to plaintiff that have been produced in the Derivative Action described below. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to Plaintiff that have been produced in the derivative action pending in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al.

On November 18, 2010, Melissa Hess filed a stockholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al. (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to Plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action. On August 24, 2011, the Company’s board of directors formed a special litigation committee and delegated to the special litigation committee the Board’s full power and authority to investigate the Derivative Action to determine whether it is in the best interests of the Company to allow the Derivative Action to proceed on behalf of the Company. On September 2, 2011, the Company filed a motion to stay the Derivative Action pending completion of the special litigation committee’s investigation and determination. On September 26, 2011, the Court held a hearing on the Company’s motion to stay. On October 3, 2011, the court issued an order denying the Company’s motion to stay without prejudice and a separate order requiring Defendants to respond to plaintiff’s request for production of documents within thirty days. On October 28, 2011, the special litigation committee filed a motion to stay the Derivative Action pending completion of its investigation and determination. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, plaintiff and defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, Plaintiff and Defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. On April 13, 2012, the Court held a status conference and scheduled the next status conference for August 10, 2012.

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

Contingent Consideration for Acquisitions

Keystone Vacuum, Inc. Acquisition—In addition to the initial purchase price the Company may make additional payments to the former shareholders of Keystone, which we acquired on February 3, 2012, upon the achievement of certain adjusted EBITDA targets for each of fiscal years ended December 31, 2012 through 2015, in which Keystone’s adjusted EBITDA, related to the construction portion of the business, is greater than certain adjusted EBITDA targets. The earn-out payment is capped at an aggregate amount of $7.5 million. Any earn-out payable shall be paid in shares of the Company’s common stock.

Complete Vacuum and Rentals, Inc. Acquisition—In addition to the initial purchase price, the Company may make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVR”), which we acquired on November 30, 2010, upon the achievement of certain adjusted EBITDA targets for each of fiscal years ended December 31, 2011 through 2013, in which CVR achieves targeted adjusted EBITDA of $20.0 million per fiscal year. The Company could pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which EBITDA exceeds $20.0 million for the relevant fiscal year up to an aggregate maximum amount equal to $12.0 million (the “Earn-Out Payments”). The Earn-Out Payments are to be paid in a combination of 70% cash and 30% in shares of the Company’s common stock.

At March 31, 2012 and December 31, 2011, the Company had recorded liabilities totaling $17.6 million and $13.6 million, respectively, for expected obligations under these earn-out arrangements.

Note 11 — Discontinued Operations

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

The following table details selected financial information of discontinued operations as of March 31, 2011:

Revenue	$5,529
Pretax income from operations	1,216
Income tax expense	(312)

Income from operations	904
Loss from disposal, net of tax	—

Income from discontinued operations	$904

Note 12 — Subsequent Events

TFI Acquisition

On April 10, 2012, the Company acquired all of the outstanding shares of TFI for approximately $245.0 million, subject to various adjustments, $227.5 million of which was paid in cash and $17.5 million was paid through the delivery of 4,050,926 privately placed shares of the Company’s common stock.

Debt Financings

Concurrent with the closing of the TFI Acquisition, the Company issued $250.0 million in aggregate principal amount of 9.875% senior unsecured notes due 2018 (the “9.875% Notes”). Interest on the 9.875% Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, commencing on October 15, 2012.

Concurrent with the closing of the TFI Acquisition and aforementioned issuance of the 9.875% Notes, the Company also entered into a new $150.0 million senior revolving credit facility, including $10.0 million available for standby and commercial letters of credit and up to $15.0 million available as a swingline subfacility (the “New Credit Facility”). The New Credit Facility also includes an uncommitted “accordion” feature that would allow the Company to borrow an additional $100.0 million. The New Credit Facility matures on April 10, 2017. Interest accrues on amounts outstanding under the New Credit Facility at floating rates equal to either (at the option of the Company) (i) a base rate (equal to the higher of the Federal Funds Rate as published by the Federal Reserve Bank of New York plus  1/2 of 1.00%, the prime commercial lending rate of the administrative agent under the Credit Agreement, and monthly LIBOR plus 1.00%), plus a margin of between 1.75% and 3.00% based on a ratio of the Company’s total debt to EBITDA, as defined or (ii) LIBOR plus 2.75% to 4.00% based on a ratio of the Company’s total debt to EBITDA.

In connection with the foregoing, the Company’s former Credit Facility with Regions Bank described in Note 9 was prepaid in full and terminated. In addition, the Company liquidated its available –for –sale securities on April 10, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the United States Securities and Exchange Commission (the “SEC”) for a description of important factors that could cause actual results to differ from expected results.

Company Overview and Recent Developments

We are a services-based company providing total water solutions for shale of “unconventional” oil and gas exploration and production. Our water solutions for energy production business, which is branded HWR, includes our water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline transport facilities and water infrastructure services for oil and gas exploration and production companies. Our strategy is to provide an integrated and efficient complete water solution to our customers through a full suite of services which we have built and will continue to build through organic growth and acquisitions.

We currently operate multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States including the Marcellus, Utica, Eagle Ford, Eaglebine, Haynesville, Barnett and Tuscaloosa Marine Shale areas. We are currently expanding our business and operations into other hydrocarbon-rich shale areas. We serve customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling or “hydrofracturing” operations. We also transport fresh water for production and provide services for site preparation, water pit excavations and remediation. We provide these services utilizing our scaled infrastructure and asset base, which currently includes 26 disposal wells, more than 600 trucks, and approximately 1,100 frac tanks, 50 miles of permanent pipeline and 220 miles of temporary pipeline operating in key unconventional resource basins.

Advances in drilling technology and the development of unconventional North American hydrocarbon resources—oil and gas shale fields—allow previously inaccessible or non-economical formations in the earth’s crust to be exploited by utilizing high water pressure methods whereby millions of gallons of freshwater (or the process known as hydraulic fracturing, or fracking) combined with proppant fluids (containing sand grains or microscopic ceramic beads) to crack open new perforation depths and fissures to extract large quantities of natural gas, oil, and other hydrocarbon condensates. Complex water flows, in the forms of flowback and produced water, represent the largest waste stream from these methods of hydrocarbon exploration and production. Flowback water volumes represent approximately 15%–20% of the millions of gallons of water used during fracking that is returned to the surface generally within the first two to three weeks after hydrofracturing has commenced and the well starts producing. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. We provide, and continue to develop, total water service solutions for the effective and efficient delivery, treatment and disposal of fresh water, flowback and produced water flows resulting from increased exploration in these unconventional oil and gas fields, which are often referred to as “shale” or “unconventional” resource areas or plays.

Through our April 10, 2012 acquisition of TFI (the “TFI Acquisition”), we also provide environmental and waste recycling solutions to our customers. The TFI Acquisition was our largest acquisition to date, and will substantially change our future operating results from our historical operating results. Through the TFI Acquisition, we have expanded our operations to include the collection of used motor oil, which we process and sell as reprocessed fuel oil, as well as providing complementary environmental services for a diverse commercial and industrial customer base. TFI operates 35 processing facilities and 290 tanker trucks, vacuum trucks, trailers and other vehicles and serves more than 20,000 commercial and industrial customer locations, which significantly enhances our existing asset base and positions us for further growth across the environmental services spectrum.

Following the TFI Acquisition, we will operate as two business segments: Heckmann Water Resources or HWR; and Heckmann Environmental Services or HES. The financial statements and operating results included in this Quarterly Report on Form 10-Q do not include TFI.

In connection with the TFI Acquisition, the Company (i) issued $250.0 million in aggregate principal amount of 9.875% senior unsecured notes due 2018 (the 9.875% Notes”); and (ii) entered into a new $150.0 million senior revolving credit facility following repayment and termination of its previous credit facility.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the SEC. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 8, 2012.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Our operating results are substantially affected by our acquisition activities, and the expenses we incur in connection with those activities, which can limit comparability of our results from period to period. Results are also driven by demand for our services, which are in turn affected by the level of drilling activity (which impacts the amount of flowback water being managed ) and active wells (which impacts the amount of produced water being managed) in the shale areas in which we operate. Activity in the oil and gas drilling industry is affected by market prices for those commodities. Recent declines in natural gas prices have caused many oil and natural gas producers to announce reductions in capital budgets for future periods. These cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas and accordingly reduced demand for our services in these areas. We have been actively transferring certain operating assets to oil- and liquids-rich basins where drilling activity is more robust. To the extent such cuts in spending continue to curtail drilling programs, we will continue to redeploy our operating assets where possible. Our results of operations for the three months ended March 31, 2012 were significantly impacted by the operating results of the acquisitions we closed in in 2011.

Revenues

Revenues for the three months ended March 31, 2012 were $55.0 million as compared to $18.2 million for the same period one year ago. The $36.8 million increase in revenues during the three months ended March 31, 2012 was due primarily to the full quarter impact of the acquisitions completed in the second quarter of 2011 and to a lesser extent, the Keystone acquisition in the first quarter of 2012. As noted previously, first quarter 2012 revenues were negatively impacted by the transfer of operating assets from the Haynesville shale area to other basins, primarily the Eagle Ford, Eaglebine and Tuscaloosa Marine shale areas during which time these assets were not engaged in revenue generating activities. These transfers of assets are expected to be substantially completed in the quarter ending June 30, 2012.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $48.0 million for the three months ended March 31, 2012 from $13.8 million for the three months ended March 31, 2011 reflecting the impact of the aforementioned acquisitions. Cost of goods sold in the 2012 quarter included increased depreciation charges owing to the significant level of capital investment made during 2011, as well as higher costs for fuel and labor. Mobile asset utilization levels were adversely impacted by the continued transition of assets to liquids-rich shale areas, which began in the 2011 fourth quarter. Increases in diesel prices in the first quarter of 2012 over prevailing prices in 2011 were partially negated by the Company’s transition to LNG-powered trucks, which began in the third quarter of 2011.

Gross profit was $7.0 million, or 12.7% of net sales, during the three months ended March 31, 2012, compared to $4.4 million, or 24.2% of net sales, during the three months ended March 31, 2011. The decrease in gross profit margin resulted from the items referred to above.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 increased to $8.3 million from $4.9 million for the three months ended March 31, 2011, primarily due to increases from the full quarter effect of the acquisitions completed during the second quarter of 2011. Included in operating expenses for the quarter ended March 31, 2012 were higher costs for amortization of acquired intangibles, stock-based compensation related to increased staffing, and transaction, financing and integration costs.

Loss from Operations

We had an operating loss of $1.3 million for the three months ended March 31, 2012 compared to a loss from operations of $0.5 million for the three months ended March 31, 2011 as a result of the factors referred to previously.

Interest Income (Expense), net

During the three months ended March 31, 2012, we recorded net interest expense of $2.1 million compared to $0.3 million for the three months ended March 31, 2011. The increase was primarily due to increased borrowings under our Credit Facility during the 2012 quarter, and lower levels of investable cash, certificates of deposit and marketable securities in as compared to the year ago quarter. The use of available cash and increased borrowings under our credit facility were used to fund a significant capital investment program as part of our growth strategy.

Income Taxes

The Company’s income tax expense for the three months ended March 31, 2012 was $420,000, consisting of state income taxes and federal deferred income tax expense related primarily to tax deductible goodwill. The income tax benefit for the three months ended March 31, 2011 was recorded at an overall budgeted tax benefit rate for 2011 (Note 7).

Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2012 was approximately $3.9 million compared to a net loss of $0.5 million for the three months ended March 31, 2011, as a result of the items mentioned above.

Income from Discontinued Operations

Our net income from discontinued operations for the three months ended March 31, 2011 of approximately $0.9 million relates to the operations of China Water prior to its September 30, 2011 disposition and abandonment (Note 11).

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, lease payments and debt service. Our primary sources of liquidity are cash on hand and cash generated from operations and available borrowings under our credit agreement. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of our operating asset utilization, our ability to achieve further efficiencies and reduced operating expenses, and the impact of integration on our productivity. Historically we have sought to preserve our cash balances by investing in marketable securities consisting of high grade corporate notes and United States government securities purchased in accordance with our investment policy, which allowed us to invest and reinvest in United States government securities having a maturity of five years or less, and other obligations of United States government agencies and instrumentalities, including government sponsored enterprises, commercial paper, corporate notes and bonds, short term instruments that are direct obligations of issuers, long term instruments that are direct obligations of issuers, and municipal notes and bonds with a maturity of five years or less. We avoid any involvement with mortgage backed securities, collateralized mortgage obligations, auction rate securities, collateralized debt obligations, credit default swaps and similar high risk and/or exotic financial instruments. Any decisions regarding the size of individual investments or their composition must comply with our investment policy with the intent to yield higher obtainable returns with the understanding that the investment may need to be liquidated in the near term to consummate strategic business combinations.

As of March 31, 2012, we had cash and cash equivalents of approximately $129.9 million (including net proceeds of $76.0 million from an equity offering received on March 30, 2012), and approximately $5.1 million of marketable securities, for an aggregate of approximately $135.0 million in cash and cash equivalents and investments.

However, as a result of the events discussed in Note 12, the Company’s available cash resources were subsequently reduced. The following estimated adjusted cash and cash equivalents assume that the TFI Acquisition and financing transactions described in Note 12 had occurred at March 31, 2012:

Cash and cash equivalents at March 31, 2012	$129,881
Liquidation of marketable securities in April 2012	5,118
Net proceeds from issuance of 9.875% Notes (Note 12)	242,042
Cash used for TFI acquisition, including adjustments and net of cash acquired	(228,951)
Retirement of outstanding debt under Credit Facility, including interest	(137,645)
Other transaction-related expenses	(7,625)

Estimated adjusted cash and cash equivalents at March 31, 2012	$2,820

As discussed in Notes 9 and 12, in April 2012, the Company issued $250 million of 9.875% senior unsecured notes due in 2018 in connection with the TFI Acquisition and entered into a new $150.0 million senior revolving credit facility to provide additional liquidity to support anticipated growth. The new revolving credit facility bears interest at LIBOR plus an applicable margin and matures in April 2017. As of May 3, 2012 there were no borrowings under the revolving credit facility.

We believe that our cash resources, cash generated from operations, and available liquidity under our revolving credit facility will be sufficient to facilitate planned capital expenditures that we may undertake this year and service our debt obligations.

Cash Flows for the Three months Ended March 31, 2012

Cash used in operating activities from continuing operations was $6.0 million in the 2011 three-month period compared with $1.1 million of cash provided by operating activities from continuing operations in the same year ago period. The additional cash usage in the 2012 quarter was primarily attributable to a significant increase in accounts receivable during the three months ended March 31, 2012 due largely to revenue growth and slower collections during the period. Net cash used in operating activities from discontinued operations was $1.8 million in the three months ended March 31, 2011 related to the discontinued China Water operations (Note 11).

Cash used in investing activities from continuing operations was $16.1 million in the 2011 three-month period compared with $9.2 million in the same year ago period. The increase in investing cash usage in 2012 was primarily attributable to net proceeds from investment purchases and sales in the 2011 quarter partially offset by lower capital expenditures in the 2012 quarter. In addition to capital expenditures for vehicles and equipment in the three months ended March 31, 2012, the Company has entered into approximately $11.6 million of capital lease arrangements to finance light and heavy duty trucks. Net cash used in investing activities by discontinued China Water operations was $1.5 million for the three months ended March 31, 2011 (Note 11).

Cash provided by financing activities was $71.7 million in the 2012 three-month period compared with $8.9 million in the same period a year ago. The increase was primarily attributable to $76.0 million of net proceeds realized from the sale of 18.2 million shares of our common stock in a public offering at a price of $4.40 per share, pursuant to our shelf registration statement, which closed on March 30, 2012.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Commitments” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Other than contractual obligations to make certain payments under earn-out arrangements regarding the acquisition of Keystone (Note 10) and changes in outstanding indebtedness (Note 9), there have been no changes to the Company’s contractual obligations in the three months ended March 31, 2012 from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. However, refer to Note 12 for subsequent events which will impact the Company’s future contractual obligations with respect to (i) debt obligations and interest expense and (ii) operating lease obligations related to the TFI Acquisition.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-04 on the consolidated financial statements and related disclosures was not significant.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-05 on the consolidated financial statements and related disclosures was not significant.

Critical Accounting Policies

There have been no changes to the Company’s Critical Accounting Policies in the three months ended March 31, 2012 from those contained in the Company’s 2010 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Inflation

Inflationary factors, such as increases in our cost structure, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our credit agreement and the determination of interest rates based on, among others, the LIBOR Index Rate. As previously discussed, all amounts outstanding at March 31, 2012 were subsequently repaid.

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

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (C.A. No. 10-378-LPS-MPT), or the “Class Action”. The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss. Plaintiff has filed a response to the Company’s objections. On October 25, 2011, the court heard oral argument on the Company’s objections to the report and recommendation on the motion to dismiss. The court has not yet ruled on the objections. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to plaintiff that have been produced in the Derivative Action described below. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to Plaintiff that have been produced in the derivative action pending in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al.

On November 18, 2010, Melissa Hess filed a stockholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al., or the “Derivative Action”. The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to Plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action. On August 24, 2011, the Company’s board of directors formed a special litigation committee and delegated to the special litigation committee the Board’s full power and authority to investigate the Derivative Action to determine whether it is in the best interests of the Company to allow the Derivative Action to proceed on behalf of the Company. On September 2, 2011, the Company filed a motion to stay the Derivative Action pending completion of the special litigation committee’s investigation and determination. On September 26, 2011, the Court held a hearing on the Company’s motion to stay. On October 3, 2011, the court issued an order denying the Company’s motion to stay without prejudice and a separate order requiring Defendants to respond to plaintiff’s request for production of documents within thirty days. On October 28, 2011, the special litigation committee filed a motion to stay the Derivative Action pending completion of its investigation and determination. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, plaintiff and defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, Plaintiff and Defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. On April 13, 2012, the Court held a status conference and scheduled the next status conference for August 10, 2012.

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

There have been no material changes from the risk factors as previously disclosed in our 2011 Annual Report on Form 10-K filed with the SEC on March 8, 2012 and our Current Report on Form 8-K filed with the SEC on April 10, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during the three months ended March 31, 2012. On April 10, 2012, we issued 4,050,926 shares of our common stock pursuant to a private placement pursuant to the exemption from registration provided by Section 4(2) under the Securities Act in connection with the TFI Acquisition.

Purchases of Equity Securities

In March 2011, the Board of Directors of the Company approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company could purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. One million common shares were purchased by the Company in a private transaction in connection with the Ng settlement for approximately $4.4 million in cash, during the three months ended March 31, 2011. No shares of common stock or warrants were purchased by the Company in 2012 prior to the expiration of the plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.2	Stock Purchase Agreement by and among TFI Holdings, Inc., Green Fuel Services, LLC, Heckmann Hydrocarbons Holdings Corporation and Heckmann Corporation dated March 7, 2012 (incorporated herein by reference to Exhibit 2.1 to Heckmann Corporation’s Current Report on Form 8-K filed on March 13, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed on September 4, 2007).

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed on November 5, 2008).

3.1B	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1B to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed on October 26, 2007).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2012

/s/ Richard J. Heckmann
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ W. Christopher Chisholm
Name:	W. Christopher Chisholm
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)