Form 10-Q
period 2012-06-30
Heckmann Corp
filed 2012-08-06
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2012 was 151,706,117.

Forward-Looking Statements

This Quarterly Report on Form-10-Q contains forward-looking statements within the meaning of Section 27A of the United States Securities Act or 1933, as amended (the “Securities Act”), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

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

•	difficulties encountered in integrating acquired assets, businesses and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	availability of supplies of used motor oil and demand for recycled fuel oil, and prices thereof;

•	fluctuations in prices and demand for commodities such as natural gas and oil;

•	changes in customer drilling activities and capital expenditure plans, including impacts due to low natural gas and oil prices;

•	difficulties in identifying and completing acquisitions and differences in the type and availability to us of consideration or financing for such acquisitions;

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

•

reduced demand for our services, including due to regulatory or other influences related to extraction methods such as fracking, shifts in production into shale areas in which we do not currently have operations or the loss of key customers;

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

•

risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction and re-refining businesses, particularly relating to water usage, disposal, transportation and treatment, uses of recycled fuel oil, collection of used motor oil, and transportation of oil; and

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

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$5,133	$80,194
Marketable securities	—	5,169
Accounts receivable, net of the allowance for doubtful accounts of $1,863 and $2,636 at June 30, 2012 and December 31, 2011	78,090	47,985
Inventories	3,774	760
Prepaid expenses and other receivables	8,048	4,519
Other current assets	3,847	1,044

Total current assets	98,892	139,671
Property, plant and equipment, net of accumulated depreciation of $42,389 and $25,128 at June 30, 2012 and December 31, 2011	330,190	270,054
Equity investments	7,682	7,682
Intangible assets, net	76,722	29,489
Goodwill	285,248	90,008
Other	11,230	2,777

Total assets	$809,964	$539,681

Liabilities and equity
Current liabilities:
Accounts payable	$32,013	$19,992
Accrued expenses	16,546	11,002
Accrued interest	5,614	691
Current portion of contingent consideration	15,114	5,730
Current portion of long-term debt	4,562	11,914

Total current liabilities	73,849	49,329
Deferred income taxes	7,242	6,880
Long-term debt, less current portion	265,669	132,156
Long-term contingent consideration	3,082	7,867
Other long-term liabilities	1,466	1,639
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 166,015,320 shares issued and 151,706,757 shares outstanding at June 30, 2012 and 139,163,067 shares issued and 124,854,504 shares outstanding December 31, 2011	165	139
Additional paid-in capital	924,823	814,875
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,503)	(19,503)
Accumulated other comprehensive income	—	8
Accumulated deficit	(439,985)	(446,865)

Total equity of Heckmann Corporation	458,656	341,810

Total liabilities and equity	$809,964	$539,681

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
Revenue	$90,769		$39,167	$145,728		$57,398
Cost of goods sold	75,710		29,055	123,683		42,876

Gross profit	15,059		10,112	22,045		14,522
General and administrative expenses	14,916		8,718	23,170		13,655

Income (loss) from operations	143		1,394	(1,125)		867
Interest income (expense), net	(6,816)		(896)	(8,962)		(1,147)
Loss from equity method investment	—		(422)	—		(462)
Other, net	(2,887)		343	(2,916)		397

Income (loss) before income taxes	(9,560)		419	(13,003)		(345)
Income tax benefit (expense)	20,303		(102)	19,883		123

Net income (loss) from continuing operations	10,743		317	6,880		(222)
Income (loss) from discontinued operations, net of tax	—		(134)	—		815

Net income attributable to common stockholders	$10,743		$183	$6,880		$593

Earnings per share (Note 2)
Basic	$0.07	$	*	$0.05	$	*

Diluted	$0.07	$	*	$0.05	$	*

*	amount is less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$10,743	$183	$6,880	$593
Add back: net loss attributable to the noncontrolling interest	—	—	—	45

Net income	10,743	183	6,880	548

Other comprehensive loss, net of tax:
Foreign currency translation loss	—	(76)	—	(87)
Available-for-sale securities	(8)	(65)	(8)	(120)

Total other comprehensive loss, net of tax	(8)	(141)	(8)	(207)

Comprehensive income, net of tax	10,735	42	6,872	341
Net loss attributable to the noncontrolling interest	—	—	—	45

Comprehensive income attributable to the Company	$10,735	$42	$6,872	$386

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities
Net income (loss)	$6,880	$(222)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(815)
Depreciation	17,973	8,236
Amortization	6,131	1,031
Stock-based compensation	1,493	884
Expensing of deferred financing costs	2,638	—
Deferred income taxes	(21,103)	—
Other	1,646	1,269
Changes in operating assets and liabilities:
Accounts receivable	(14,506)	(17,370)
Inventory	443	—
Prepaid expenses and other receivables	(2,597)	(2,242)
Accounts payable and accrued expenses	9,633	(317)
Other assets	(349)	827

Net cash provided by (used in) operating activities from continuing operations	8,282	(8,719)
Net cash used in operating activities from discontinued operations	—	(3,573)

Net cash provided by (used in) operating activities	8,282	(12,292)

Investing activities
Purchases of available-for-sale securities	—	(34,947)
Proceeds from sale and maturity of available-for-sale securities	5,169	109,460
Purchases of property and equipment	(26,833)	(58,503)
Payments for acquisitions	(232,175)	(91,209)
Proceeds from sale of property, plant and equipment	1,823	—
Other	—	1,522

Net cash used in investing activities from continuing operations	(252,016)	(73,677)
Net cash used in investing activities from discontinued operations	—	(2,543)

Net cash used in investing activities	(252,016)	(76,220)

Financing activities
Proceeds from sale of 9.875% Senior Notes, net	248,605	—
Proceeds from equity offering, net	74,448	—
Payment on long-term debt agreements	(140,174)	(3,841)
Payment of deferred financing costs	(11,455)	—
Payment of capital lease obligations and other	(2,251)	—
Borrowings under term loans	—	42,025
Cash paid to purchase treasury stock	—	(4,412)
Other	(500)	444

Net cash provided by financing activities from continuing operations	168,673	34,216

Net decrease in cash and cash equivalents	(75,061)	(54,296)
Effect of change in foreign currency exchange rate on cash and cash equivalents	—	(29)
Cash and cash equivalents at beginning of period	80,194	91,212

Cash and cash equivalents at end of period	$5,133	$36,887
Less: Cash and cash equivalents of discontinued operations	—	(4,387)

Cash and cash equivalents of continuing operations	$5,133	$32,500

Non-cash investing and financing activities
Property plant and equipment purchased in exchange for accounts payable	$3,595	$5,900
Common stock issuances for business acquisitions	$34,033	$—
Vehicles financed through capital leases	$19,980	$—
Supplemental cash flow information:
Cash paid for interest	$2,575	$963
Cash paid for income taxes	$1,217	$—

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statement of Changes in Equity

Six months ended June 30, 2012

(Unaudited)

(In thousands, except share data)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants			Accumulated Other Comprehensive Income
		Shares	Amount		Shares	Amount	Warrants	Amount	Accumulated Deficit

Balance at January 1, 2012	$341,810	139,163,067	$139	$814,875	14,308,563	$(19,503)	11,331,197	$(6,844)	$(446,865)	$8
Stock-based compensation (Note 9)	1,493	—	—	1,493
Issuance of common stock in connection with acquisitions (Note 3)	34,033	8,381,582	8	34,025
Exercise of warrants (Note 9)	—	270,671	—	—
Sale of common stock in connection with equity offering, net of underwriters’ fees and offering expenses (Note 4)	74,448	18,200,000	18	74,430
Net income	6,880								6,880
Available-for-sale securities	(8)									(8)

Balance at June 30, 2012	$458,656	166,015,320	$165	$924,823	14,308,563	$(19,503)	11,331,197	$(6,844)	$(439,985)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in thousands, except share and per share amounts)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation, a Delaware corporation, together with its subsidiaries (collectively, the “Company”, “we”, “us” or “our”), is a services-based company, which prior to our acquisition of TFI Holdings, Inc. and Thermo Fluids Inc. (collectively, “TFI”) on April 10, 2012 (the “TFI Acquisition”) was solely focused on total water solutions for shale or “unconventional” oil and gas exploration.

Since the closing of the TFI Acquisition on April 10, 2012, we have operated through two business segments: Heckmann Water Resources or HWR; and Heckmann Environmental Services or HES, which includes TFI. HWR addresses the pervasive demand for diverse water solutions required for the production of oil and gas in an integrated and efficient manner through various service and product offerings. HWR’s services include water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline facilities, and water infrastructure services for oil and gas exploration and production companies. HWR also transports fresh water for production and provides services for site preparation, water pit excavations and remediation.

HWR currently operates multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States including the Haynesville, Eagle Ford, Marcellus/Utica, Tuscaloosa Marine, Barnett and Permian Basin shale areas. HWR serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling, or “hydrofracturing,” operations.

HES provides route-based environmental services and waste recycling solutions that focus on the collection and recycling of used motor oil (“UMO”) and is the largest seller of reprocessed fuel oil (“RFO”) from recovered UMO in the Western United States. Historically, HES has supplied a large percentage of its RFO for use in the production of asphalt, and consequently experiences some seasonality in its business. Demand for asphalt and asphalt products is generally higher during the summer months, due to increases in highway traffic and road construction work.

The results of operations of TFI since April 10, 2012 have been included in our consolidated financial statements for the three and six months ended June 30, 2012. The results of operations of TFI for periods prior to April 10, 2012 are not included in our consolidated financial statements.

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

The Company’s consolidated balance sheet as of December 31, 2011, included herein, has been derived from the Company’s audited financial statements included in our 2011 Annual Report on Form 10-K, filed with the SEC on March 8, 2012. Unless stated otherwise, any reference to income statement items in these accompanying unaudited interim consolidated financial statements refers to results from continuing operations. In addition, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these statements pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 8, 2012, as well as other information filed with the SEC.

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

Concentrations of Customer Risk—Three of the Company’s customers comprised 17%, 12%, and 12%, respectively, of the Company’s consolidated accounts receivable at June 30, 2012 and one of the Company’s customers comprised 29% of the Company’s consolidated accounts receivable at December 31, 2011. Three of the Company’s customers comprised 16%, 14%, and 12%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2012 and one of the Company’s customers comprised 20% of the Company’s consolidated revenues for the six months ended June 30, 2011.

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

For the purpose of the computation of earnings per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares and although classified as issued, are not included in the basic weighted average number of shares outstanding until all necessary conditions are met that no longer cause the shares to be contingently returnable. Accordingly, excluded from the computation of basic EPS are approximately 5.3 million and 2.7 million contingently returnable shares that are subject to sellers’ indemnification obligations and accordingly were being held in escrow as of June 30, 2012 and 2011, respectively.

Basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 were calculated as follows:

	Three months ended June 30			Six months ended June 30
	2012	2011		2012	2011
Income (loss) from continuing operations	$10,743		$317	$6,880		$(222)
Income (loss) from discontinued operations	—		(134)	—		815

Net income attributable to the Company	$10,743		$183	$6,880		$593

Weighted average number of common shares:
Basic	145,359,846		113,530,367	135,266,282		112,393,028
Effect of dilutive securities:
Warrants	10,860		2,753,830	10,860		407,409
Employee share-based compensation	550,169		923,614	744,660		887,112
Contingent issuances	5,302,162		2,704,000	5,302,162		2,704,000

Diluted	151,223,037		119,911,811	141,323,964		116,391,549

Basic:
Income from continuing operations	$0.07	$	*	$0.05	$	*
Income (loss) from discontinued operations	—		*	—		*

Net income (loss) per share	$0.07	$	*	$0.05	$	*

Diluted:
Income from continuing operations	$0.07	$	*	$0.05	$	*
Income (loss) from discontinued operations	—		*	—		*

Net loss per share	$0.07	$	*	$0.05	$	*

*	amount is less than $0.01 per share

Warrants and stock options to purchase approximately 0.3 million and 14.7 million shares of the Company’s common stock had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended June 30, 2012 and 2011, respectively. Warrants and stock options to purchase approximately 1.8 million and 64.4 million shares of the Company’s common stock had exercise prices that exceeded the average market price of the Company’s common stock for the six months ended June 30, 2012 and 2011, respectively. These warrants and stock options did not affect the computation of diluted earnings per share.

Revenue Recognition—We recognize revenues in accordance with Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our revenue results from contracts with direct customers and revenues are generated upon performance of contracted services or sales of products.

Services provided to customers in our HWR segment primarily include the transportation of fresh water and saltwater by Company-owned or leased trucks or through a temporary or permanent water transport pipeline. Revenues are also generated through fees from our disposal wells and rental of tanks. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly or per load rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly or per load rates for transportation. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.

Revenues in our HES segment are derived primarily from the sales of RFO and from environmental services it performs. Revenue from environmental services is recognized as services are performed. Product sales revenues are recognized at the time risk of loss passes to the customer.

Inventories—Inventories consist primarily of salable fuel oil and antifreeze and are stated at the lower of cost or market.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company performs this impairment analysis annually during the third quarter of each fiscal year. The Company adopted Accounting Standards Update (ASU) No. 2011- 08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test. There were no events during the second quarter of 2012 that indicated that an impairment of goodwill exists.

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

Note 3 — Acquisitions

TFI Acquisition

On April 10, 2012, the Company completed the acquisition of all of the issued and outstanding shares of TFI Holdings, Inc. and its wholly-owned subsidiary Thermo Fluids Inc. (collectively, “TFI”) (the “TFI Acquisition”), a route-based environmental services and waste recycling solutions provider that focuses on the collection and recycling of UMO and is the largest seller of RFO from recovered UMO in the Western United States. This acquisition enhances the environmental service offerings of the Company and expands the geographic coverage for our business in the western United States.

The aggregate preliminary purchase price of approximately $245.4 million was comprised of approximately $229.6 million in cash consideration, and 4,050,926 shares of the Company’s common stock with an estimated fair value of approximately $15.8 million, which shares were issued in a private placement and are being held in escrow through April 15, 2013 in respect of indemnification obligations of the sellers of TFI. In conjunction with the TFI Acquisition, the Company incurred transaction costs of approximately $1.4 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012.

The preliminary allocation of the purchase price at June 30, 2012 is summarized as follows:

Accounts receivable	$13,808
Inventory	3,456
Other assets	1,431
Customer relationships	28,600
Vendor relationships	14,700
Other intangibles	1,400
Property, plant and equipment	25,194
Goodwill	191,326
Accounts payable and accrued expenses	(13,046)
Deferred income tax liabilities	(21,465)

Total	$245,404

In the case of the TFI Acquisition, we paid a purchase price that resulted in goodwill of $191.3 million. The TFI acquisition significantly enhanced our asset base and positions us for further growth across the environmental services spectrum. Further, we believe TFI will (a) increase the scale of operations, (b) diversify our revenue sources by service offering, commodity exposure, geographic footprint and customer base, (c) further leverage our business model to complex environmental regulations, and (d) enhance our cash flow with minimal capital expenditure requirements.

The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense. The most important estimates for measurement of tangible fixed assets are (a) the cost to replace the asset with a new asset and (b) the economic useful life of the asset after giving effect to its age, quality and condition. The most important estimates for measurement of intangible assets are (a) discount rates and (b) timing and amount of cash flows including estimates regarding customer renewals and cancelations. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized.

Pro forma Financial Information Reflecting the TFI Acquisition

The following unaudited pro forma results of operations for the six months ended June 30, 2012 and 2011, respectively, assumes that the TFI Acquisition was completed at the beginning of the periods presented. The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquisition, and other costs deemed to be non-recurring in nature.

	Six months ended June 30,
	2012	2011
Pro forma revenues	$175,673	$108,246
Pro forma net income from continuing operations	7,237	1,709
Pro forma net income per share from continuing operations:
Basic and diluted	$0.05	$0.01

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years, or of future operations of the Company.

Other Acquisitions

During the six months ended June 30, 2012, the Company completed three other acquisitions, one in the HWR segment in the first quarter, one in the HWR segment in the second quarter, and one in the HES segment in the second quarter. The aggregate purchase price of the acquired businesses was approximately $25.3 million consisting of 4,330,656 shares of the Company’s common stock with an estimated fair value of approximately $18.4 million, cash consideration of approximately $2.6 million and approximately $4.3 million of contingent consideration. These acquisitions enhance the suite of services offered to our customers and improve the geographic coverage of the Company’s service offerings in both segments of the Company’s business. In conjunction with these acquisitions the Company incurred transaction costs of approximately $0.4 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations. The results of operations of the three acquisitions were not material to the consolidated results of operations of the Company.

The preliminary allocations of the aggregate purchase price at June 30, 2012 are summarized as follows:

Accounts receivable	$1,643
Equipment	11,546
Customer relationships	8,664
Goodwill	3,914
Other liabilities	(455)

Total	$25,312

Note 4 — Equity Offerings

On February 3, 2012, the Company issued 1,872,260 shares of its common stock in connection with an acquisition by HWR, which shares were issued pursuant to the Company’s acquisition shelf registration statement on Form S-4 (Note 3).

On March 30, 2012, the Company sold 18,200,000 shares of its common stock in a public offering at a price of $4.40 per share, pursuant to its universal shelf registration statement on Form S-3. The $74.4 million in net proceeds from the share issuance was used to finance a portion of the cash purchase price of the TFI Acquisition (Note 3).

On April 10, 2012, the Company issued 4,050,926 shares of its common stock in connection with the TFI Acquisition, which shares were issued in a private placement and not registered under the United States Securities Act of 1933, as amended (Note 3).

On May 3, 2012, the Company issued 2,458,396 shares of its common stock in connection with an acquisition by HWR , which shares were issued pursuant to the Company’s acquisition shelf registration statement on Form S-4 (Note 3).

Note 5 — Investments

There were no available-for-sale securities as of June 30, 2012. The amortized cost, gross unrealized holding gains and losses, and fair value of available-for sale securities as of December 31, 2011 was as follows:

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2011
Available-for-sale:
Corporate Notes	1	$5,161	$8	$—	$5,169

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill activity for the six months ended June 30, 2012 and the twelve months ended December 31, 2011 is as follows:

Book Value at December 31, 2011	Additions	Other Adjustments	Book Value at June 30, 2012
$ 90,008	$195,240	$—	$285,248

Book Value at December 31, 2010	Additions	Other Adjustments	Book Value at December 31, 2011
$ 41,008	$50,289	$(1,289)	$90,008

Intangible Assets

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

	Weighted- Average Amortization (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
As of June 30, 2012:
Customer relationships	8-13	$52,028	$(7,205)	$44,823
Disposal permits	10	2,788	(327)	2,461
Customer contracts	15-17	17,352	(2,557)	14,795
Vendor relationships	10	14,700	(1,121)	13,579
Other	1-3	1,200	(136)	1,064

	13	$88,068	$(11,346)	$76,722

As of December 31, 2011:
Customer relationships	8	$14,767	$(2,994)	$11,773
Disposal permits	10	2,585	(180)	2,405
Customer contracts	15-17	17,352	(2,041)	15,311

	11	$34,704	$(5,215)	$29,489

Estimated future amortization expense of the next five years is as follows:

July 1, 2012 – December 31, 2012	$10,693
2013	15,146
2014	11,268
2015	8,724
2016	6,891
2017	5,778

Amortization expense, included in general and administrative expense, for the three and six months ended June 30, 2012 was $4.9 million and $6.1 million, respectively. Amortization expense, included in general and administrative expense, for the three and six months ended June 30, 2011 was $0.7 million and $1.0 million, respectively.

Note 7 — Fair Value Measurements

The following table’s present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 30, 2012	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$18,196	$—	$—	$18,196

	December 31, 2011	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate Notes	$5,169	$5,169	$—	$—

Liabilities:
Contingent consideration	$13,597	$—	$—	$13,597

The fair value of the contingent consideration was determined using, as appropriate, a combination of an option pricing model and a probability-weighted income approach at the acquisition date. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Key inputs to the valuation models includes managements estimate of future adjusted EBITDA. Changes in these inputs and assumptions could accelerate the payment of contingent consideration, however, the aggregate liability for all contingent consideration is capped at an overall amount of approximately $22.0 million. Contingent consideration is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Changes in the fair value of these obligations are recorded as income or expense within the line item “Other income (expense), net” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. Changes in the fair value of the Level 3 liabilities for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$17,616	$14,088	$13,597	$13,701
Additions (Note 3)	675	5,000	4,345	5,000
Payments	(500)	—	(500)	—
Accretion	405	551	754	938

Balance at end of period	$18,196	$19,639	$18,196	$19,639

Note 8 — Income Taxes

The Company’s income tax benefit was approximately $20.3 million and $19.9 million, respectively, for the three and six months ended June 30, 2012 consisting of a current state income tax expense and a deferred federal income tax benefit. The deferred federal income tax benefit related primarily to a decrease in the Company’s valuation allowance. The decreased valuation allowance resulted from the Company recording significant deferred federal income tax liabilities resulting from the TFI Acquisition. Income tax expense for the three and six months ended June 30, 2011 was recorded at an overall budgeted tax rate for 2011.

The Company’s effective income tax rate from continuing operations differs from the statutory rate primarily due to changes in the valuation allowance.

At December 31, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $260.0 million for U.S. federal income tax purposes. In connection with the preparation of the Company’s 2011 federal income tax return, management elected not to take bonus depreciation allowable on the Company’s 2011 fixed asset additions, but rather to depreciate the related fixed asset additions over their tax depreciable lives of three, five or seven years. As a result, the NOL carryforward is approximately $157.0 million at June 30, 2012. These NOL’s can be carried forward for twenty years. For purposes of financial reporting, deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion or all of the deferred tax assets will not be realized. Accordingly, the Company has fully reserved these deferred tax assets in recognition of the uncertainty related to their future realizability.

The Company is subject to taxation in various U.S. federal, state, county, municipal and local taxing jurisdictions where it has operations in the United States. The Company’s tax returns since inception are subject to examination by tax authorities in the United States and various states.

Note 9 — Stock-Based Compensation

The Company may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to employees, directors, consultants and advisors of the Company pursuant to the Heckmann Corporation 2009 Equity Incentive Plan (the “2009 Plan”). On May 8, 2012, the Company’s stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock issuable under the 2009 Plan by 5,000,000 to an aggregate total of 10,000,000 shares of Common Stock issuable under the 2009 Plan. The additional shares were registered pursuant to a Registration Statement on Form S-8 (File No. 333-182068) filed with the SEC on June 12, 2012.

Stock Options

The Company estimates the fair value of stock options granted to employees using a Black-Scholes option-pricing model. There were 392,500 stock options granted during the three and six months ended June 30, 2012. The Company granted 180,000 and 387,500 stock options during the three and six months ended June 30, 2011, respectively. Stock-based compensation cost is included in general and administrative expense in the statement of operations and totaled approximately $453,800 and $364,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $847,300 and $690,000 for the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock

The Company recorded stock-based compensation expense, to its employees and consultants related to shares of restricted stock, totaling approximately $322,900 and $78,000 in general and administrative expense for the three months ended June 30, 2012 and 2011, respectively, and approximately $645,800 and $194,000 for the six month months ended June 30, 2012 and 2011, respectively. No shares of restricted stock were issued during the three months and six months ended June 30, 2012 and 2011.

Stock and Warrant Repurchase Program

In March 2011, the Board of Directors approved a 1-year extension of the Company’s discretionary equity buy-back plan. Under the plan, the Company may purchase warrants and up to 20 million shares of the Company’s common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deems appropriate, subject to applicable securities laws. No shares of common stock or warrants were purchased in the three and six months ended June 30, 2012. One million common shares were purchased by the Company in a private transaction in connection with the Ng settlement for approximately $4.4 million in cash during the three and six months ended June 30, 2011. No other shares or warrants were purchased in the three months ended March 31, 2011.

Subsequent to the June 6, 2012 cashless exercise of approximately 606,866 of privately-issued warrants, we have remaining outstanding approximately 961,176 privately-issued warrants, of which approximately 941,176 are exercisable at $6.38 per share and expire on January 24, 2013, and approximately 20,000 are exercisable at $2.02 per share and expire on August 22, 2012. The privately-issued warrants are not listed on any exchange.

Note 10 — Debt

On September 7, 2011, we entered into a $160.0 million senior secured credit agreement, comprised of a $70.0 million term loan facility and a $90.0 million revolving credit facility, with Regions Bank, as administrative and collateral agent and the lenders party thereto. On April 10, 2012, both the term loan and revolving credit facilities were repaid in full and terminated in connection with the new credit facility described in the following paragraph. In connection with the repayment and termination of our prior term loan facility and credit facility, the Company wrote off unamortized costs of approximately $2.6 million in the quarter ended June 30, 2012. Concurrent with the April 10, 2012 repayment and termination of our prior term loan and revolving credit facilities, we entered into a new $150.0 million senior revolving credit facility with Wells Fargo Bank as administrative agent and the lenders party thereto (the “New Credit Facility”). The New Credit Facility has an uncommitted “accordion” feature that allows us to increase borrowings by up to an additional $100.0 million. Our obligations under the New Credit Facility are secured by all of our present and future material property and assets, real and personal (with the exception of certain specified equipment), as well as a pledge of all of the capital stock or ownership interests in our current and future domestic subsidiaries and up to 65% of the equity interests in our non-U.S. subsidiaries. The New Credit Facility matures on April 10, 2017. Interest accrues on amounts outstanding at floating rates equal to a base rate or the one month LIBOR, both plus an applicable margin. We capitalized approximately $3.5 million of financing costs associated with entering into the New Credit Facility that are being amortized over the term of the New Credit Facility.

The terms of the New Credit Facility require the Company to comply, on a quarterly basis, with certain financial covenants. The Company was in compliance with the required financial covenants at June 30, 2012. As of June 30, 2012 there was no indebtedness outstanding under the New Credit Facility.

On April 10, 2012, we issued $250.0 million aggregate principal amount of 9.875% Senior Notes due 2018 (the “Notes”) under an indenture. The Notes are subject to a registration rights agreement and the company has filed a registration statement with the SEC to register the Notes. Net proceeds, after deducting underwriters’ fees and offering expenses, were approximately $240.8 million. We used the net proceeds to partially finance the TFI Acquisition and to repay indebtedness under our former term loan and revolving credit facilities. We capitalized approximately $7.9 million of financing costs associated with the issuance of the Notes that will be amortized over the term of the Notes.

The indenture governing the Notes contains covenants that restrict our ability to take various actions including, but not limited to, transferring or selling assets, paying dividends, incurring additional indebtedness, issuing preferred stock, and engaging in certain business activities. All but three of the Company’s subsidiaries guarantee the Notes and the three non-guarantor subsidiaries are minor. Each guarantor subsidiary is 100%-owned and each subsidiary guarantee is full, unconditional and joint and several with all other subsidiary guarantees.

Total debt is comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
9.875% Senior Notes due 2018	$250,000	$—
Net unamortized discount on Senior Notes	(1,357)	—
Revolving credit facility	—	72,799
Term loan	—	67,375
Vehicle financings payable through 2017	21,588	3,896

Total debt	270,231	144,070

Less: current portion	(4,562)	(11,914)

Total long-term debt	$265,669	$132,156

The vehicle financings included above consist of installment notes payable and capital lease arrangements for the financing of light and heavy duty trucks.

Note 11 — Commitments and Contingencies

Leases

Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Certain vehicles are leased under capital leases that expire in 2017. Total expense for all operating leases was $1.0 million and $1.3 million for the three and six months ended June 30, 2012, respectively.

Future minimum lease payments (including interest) under non-cancelable operating leases and capital leases at June 30, 2012 were as follows:

	Operating Leases	Capital Leases
2013	$3,564	$4,127
2014	2,839	4,014
2015	2,112	3,902
2016	1,564	3,678
2017	1,252	4,774
Thereafter	2,660	—

Total minimum lease payments	$13,991	$20,495
Less amounts representing interest		1,562

Present value of minimum lease payments		$18,933
Less current portion		4,127

Non-current portion		$14,806

Environmental Liabilities

The Company is subject to the environmental protection laws and regulatory framework of the United States and the individual states where it operates. Our HWR business is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources and the Pennsylvania Department of Environmental Protection, amongst others, all of which are designed to protect the environment and monitor compliance with water quality. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and has established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments.

Our HES business, involves the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials, such as, waste motor oil and filters, solvents, transmission fluid, antifreeze, lubricants, and degreasing agents. Accordingly, the HES business is subject to regulation by various federal, state, and local authorities with respect to health, safety and environmental quality and standards. The HES business is also subject to laws, ordinances, and regulations governing the investigation and remediation of contamination at facilities we operate or to which we send hazardous substances for treatment, recycling, or disposal. In particular, the United States Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” imposes joint, strict, and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; parties that generated hazardous substances that were released at such facilities; and parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted statutes comparable to and, in some cases, more stringent than CERCLA.

Management believes that the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and all individual states in which we operate. Management believes that there are no unrecorded liabilities in connection with the Company’s compliance with environmental laws and regulations.

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

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (C.A. No. 10-378-LPS-MPT) (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss and Plaintiffs filed a response. On October 25, 2011, the court heard oral argument on the Company’s objections to the report and recommendation on the motion to dismiss. The court has not yet ruled on the objections. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to plaintiff that have been produced in the Derivative Action described below. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to Plaintiff that have been produced in the derivative action pending in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al. On May 25, 2012, the court entered a memorandum order overruling the Company’s objections, adopting the Magistrate Judge’s report and recommendation, and denying the Company’s motion to dismiss. On June 25, 2012, the court entered a scheduling order setting forth a schedule for, among other things, discovery and dispositive motions. On July 9, 2012, the Company filed its Answer to the Amended Class Action Complaint.

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

Contingent Consideration for Acquisitions

All Phase Acquisition — In addition to the initial purchase price the Company may make additional payments to the former shareholders of All Phase, which we acquired on June 15, 2012, upon the achievement of certain production targets over the next six months. Any earn-out payable would be paid in cash.

Keystone Vacuum, Inc. Acquisition — In addition to the initial purchase price the Company may make additional payments to the former shareholders of Keystone, which we acquired on February 3, 2012, upon the achievement of certain adjusted EBITDA targets for each of fiscal years ended December 31, 2012 through 2015, in which Keystone’s adjusted EBITDA, related to the construction portion of the business, is greater than certain adjusted EBITDA targets. The earn-out payment is capped at an aggregate amount of $7.5 million. Any earn-out payable would be paid in shares of the Company’s common stock.

Complete Vacuum and Rentals, Inc. Acquisition — In addition to the initial purchase price, the Company may make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVR”), which we acquired on November 30, 2010, upon the achievement of certain adjusted EBITDA targets for each of fiscal years ended December 31, 2011 through 2013, in which CVR achieves targeted adjusted EBITDA of $20.0 million per fiscal year. The Company could pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which EBITDA exceeds $20.0 million for the relevant fiscal year up to an aggregate maximum amount equal to $12.0 million (the “Earn-Out Payments”). The Earn-Out Payments are to be paid in a combination of 70% cash and 30% in shares of the Company’s common stock.

At June 30, 2012 and December 31, 2011, the Company had recorded liabilities totaling $18.2 million and $13.6 million, respectively, for expected obligations under these earn-out arrangements.

Note 12 — Discontinued Operations

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

The following table details selected financial information of discontinued operations for the three and six months ended June 30, 2011:

	Three months	Six months
Revenue	$7,766	$13,295
Pretax income (loss) from operations	(158)	1,058
Income tax benefit (expense)	24	(243)

Income (loss) from operations	(134)	815
Loss from disposal, net of tax	—	—

Income (loss) from discontinued operations	$(134)	$815

Note 13 — Segments

Following the TFI Acquisition on April 10, 2012, the Company determined that the business will be operated and managed through the following segments: (a) Heckmann Water Resources or HWR; and (b) Heckmann Environmental Services or HES, which includes TFI. The consolidated financial results and the HES segment financial information include the TFI results of operations from April 10, 2012 (Note 3). As a result of the HES segment commencing on April 10, 2012, no historical comparative information is provided for the HES segment for the three and six months ended June 30, 2011.

The following table presents selected financial information for the Company’s reporting segments for the three and six months ended June 30, 2012 and June 30, 2011, respectively:

	HES	HWR	Corporate	Total
Three Months Ended June 30, 2012
Revenue	$32,020	$58,749	$—	$90,769
Income (loss) from continuing operations before income taxes	5,530	(2,552)	(12,538)	(9,560)
Additions to fixed assets	895	16,594	—	17,489

Three Months Ended June 30, 2011
Revenue	—	39,167	—	39,167
Income (loss) from continuing operations before income taxes	—	4,952	(4,533)	419
Additions to fixed assets	—	32,700	88	32,788

Six months ended June 30, 2012
Revenue	32,020	113,708	—	145,728
Income (loss) from continuing operations before income taxes	5,530	(2,037)	(16,496)	(13,003)
Additions to fixed assets	895	42,229	—	43,194
Goodwill	192,794	92,454	—	285,248
Total assets	284,152	495,427	30,385	809,964

Six Months Ended June 30, 2011
Revenue	—	57,398	—	—
Income (loss) from continuing operations before income taxes	—	7,142	(7,487)	(345)
Additions to fixed assets	—	64,216	187	64,403
Goodwill	—	94,323	—	94,323

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview and Recent Developments

We are an environmental services company that operates through two business segments: Heckman Water Resources (HWR) and Heckmann Environmental services (HES).

HWR is a services-based business providing total water solutions for “unconventional” oil and gas exploration and production. HWR includes our water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline transport facilities and water infrastructure services for oil and gas exploration and production companies. Our strategy is to provide an integrated and efficient complete water solution to our customers through a full suite of services which we have built and will continue to build through organic growth and acquisitions.

We currently operate multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States including the Marcellus, Utica, Eagle Ford, Eaglebine, Haynesville, Barnett, Permian and Tuscaloosa Marine Shale areas. We are currently expanding our business and operations into other hydrocarbon-rich shale areas. We serve customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling or “hydrofracturing” operations. We also transport fresh water for production and provide services for site preparation, water pit excavations and remediation. We provide these services utilizing our scaled infrastructure and asset base, which currently includes 26 disposal wells, more than 600 trucks, and approximately 1,100 frac tanks, 50 miles of permanent pipeline and 220 miles of temporary pipeline operating in key unconventional resource basins. Advances in drilling technology and the development of unconventional North American hydrocarbon resources — oil and gas shale fields — allow previously inaccessible or non-economical formations in the earth’s crust to be exploited by utilizing high water pressure methods whereby millions of gallons of freshwater (or the process known as hydraulic fracturing, or fracking) combined with proppant fluids (containing sand grains or microscopic ceramic beads) to crack open new perforation depths and fissures to extract large quantities of natural gas, oil, and other hydrocarbon condensates. Complex water flows, in the forms of flowback and produced water, represent the largest waste stream from these methods of hydrocarbon exploration and production. Flowback water volumes represent approximately 15%–20% of the millions of gallons of water used during fracking that is returned to the surface generally within the first two to three weeks after hydrofracturing has commenced and the well starts producing. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. We provide, and continue to develop, total water service solutions for the effective and efficient delivery, treatment and disposal of fresh water, flowback and produced water flows resulting from increased exploration in these unconventional oil and gas fields, which are often referred to as “shale” or “unconventional” resource areas or plays.

HES provides environmental and waste recycling solutions to our customers through the collection and recycling of used motor oil, which we process and sell as reprocessed fuel oil, and provision of complementary environmental services for a diverse commercial and industrial customer base. TFI operates 35 processing facilities and 290 tanker trucks, vacuum trucks, trailers and other vehicles and serves more than 20,000 commercial and industrial customer locations.

Our operating results are substantially affected by our acquisition activities, and the expenses we incur in connection with those activities, which can limit comparability of our results from period to period. The TFI Acquisition, completed in April 2012, was our largest acquisition to date, and will substantially change our future operating results from our historical operating results. Our results of operations for the three and six months ended June 30, 2012 were significantly impacted by the operating results of the acquisitions we completed in 2011 and by the aforementioned TFI Acquisition.

Results are also driven by demand for our services, which are in turn affected by the level of drilling activity (which impacts the amount of flowback water being managed ) and active wells (which impacts the amount of produced water being managed) in the shale areas in which we operate. Activity in the oil and gas drilling industry is affected by market prices for those commodities. Recent declines in natural gas prices have caused many oil and natural gas producers to announce reductions in capital budgets for future periods. These cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas and accordingly reduced demand for our services in these areas. Beginning in late 2011 and continuing into the quarter ended June 30, 2012, we have been actively transferring certain operating assets to oil- and liquids-rich basins where drilling activity is more robust. To the extent such cuts in spending continue to curtail drilling programs, we will continue to redeploy our operating assets where possible.

As more fully described in Note 10 of Notes to Consolidated Financial Statements, in connection with the TFI Acquisition, the Company (i) issued $250.0 million in aggregate principal amount of 9.875% senior unsecured notes due 2018 (the 9.875% Notes”); and (ii) entered into a new $150.0 million senior revolving credit facility following repayment and termination of its previous credit facility.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue

Revenue for the three months ended June 30, 2012 increased $51.6 million, or 131.7%, to $90.8 million versus the same period in the prior year. The significant increase in revenue during the three months ended June 30, 2012 was greatly impacted by acquisitions, including the TFI Acquisition in April 2012 and the full quarter impact of other acquisitions completed in 2011 and thus far in 2012.

In the Company’s HWR business segment, revenue for the quarter ended June 30, 2012 grew by $19.6 million, or 50.0%, to $58.7 million, largely related to acquisitions completed during 2011 and 2012, as well as organic growth from investments and asset redeployments primarily in the Eagle Ford and Marcellus shale areas. Revenue growth during the quarter was somewhat hampered by competitive pricing pressures in the 2012 quarter versus the same period in 2011 in several of the shale areas in which HWR operates.

In the Company’s HES business segment, which resulted from the TFI Acquisition, revenue totaled $32.0 million and was favorably impacted by higher prevailing prices for the sale of reprocessed fuel oil (RFO) in 2012 compared to the year-ago quarter, driven by improved product allocation and contracting strategies. Volumes of RFO in the 2012 quarter were relatively constant with those of the same period in 2011.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $75.7 million (83.4% of revenue) for the three months ended June 30, 2012 from $29.1 million (74.2% of revenue) for the same period in 2011 reflecting the impact of acquisition activity referred to previously.

In the HWR business segment, cost of goods sold in the 2012 quarter amounted to $54.4 million, or 92.6% of related revenues, compared to $29.1 million, or 74.2% of segment revenue, in the same period of 2011. Such costs in 2012 included higher labor costs as a percentage of revenue due to costs associated with hiring and training personnel as well as reduced productivity related to the rapid growth of the work force in certain shale areas. Cost of goods sold in the 2012 quarter also included markedly higher depreciation expense (an increase of 85.7%) owing to the significant level of capital investment during 2011 and 2012. Additionally, fleet utilization levels were adversely affected by the redeployment of diesel trucks from the Haynesville shale area into other more active shale areas as new LNG-powered trucks were placed into service during 2012.

In the Company’s HES business segment, cost of goods sold was $21.3 million, or 66.5% of segment revenue during the 2012 quarter. Cost of goods sold included, relative to the same period of 2011, higher costs of procuring used motor oil (which are generally linked to changes in underlying pricing indices) and increased logistics costs associated with more rail shipments during the quarter, which offset some of the revenue gains realized from the higher RFO pricing referred to previously.

Consolidated gross profit was $15.1 million in the three months ended June 30, 2012, or 16.6% of consolidated revenue, compared to $10.1 million, or 25.8% of revenue, during the three months ended June 30, 2011. The change in the overall gross profit margin resulted from the items discussed in the preceding paragraphs.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 increased to $14.9 million from $8.7 million for the three months ended June 30, 2011. The increase stems primarily from the inclusion of the selling, general and administrative expenses of the HES business segment resulting from the April 2012 TFI Acquisition, $1.7 million, increased amortization expense related largely to the acquired intangibles of TFI, $4.2 million, higher transaction costs of $0.6 million and increased staffing and other infrastructure costs to support the Company’s growth.

Income from Operations

We had operating income of $0.1 million for the three months ended June 30, 2012 compared to $1.4 million for the same period in 2011. The HWR segment incurred an operating loss of $2.1 million during the 2012 quarter, primarily the result of the diminished gross profit described previously. Operating income in the newly-created HES segment was $5.5 million, as strong gross profit margins were reduced by the higher amortization cost associated with TFI’s intangible assets.

Interest Income (Expense), net

During the three months ended June 30, 2012, we recorded net interest expense of $6.8 million compared to $0.9 million for the three months ended June 30, 2011. The increase in interest expense during the 2012 quarter was primarily due to interest costs associated with the 9.875% Senior Notes issued in April 2012. Additionally, during the three months ended June 30, 2011, the Company had higher levels of cash, marketable securities and certificates of deposit than in the 2012 quarter. The Senior Notes and a significant portion of existing available cash resources were used to fund the TFI Acquisition and retire existing bank indebtedness on April 10, 2012 (Notes 3 and 10).

Other Income (Expense), net

Other income (expense), net amounted to $2.9 million in the 2012 quarter and consisted primarily of the write-off of unamortized costs related to the Company’s previous credit facility, which was paid off and replaced in April 2012 (Note 10). For the three months ended June 30, 2011, other income (expense), net consisted of a loss from the Company’s former equity investment, partially offset by miscellaneous income items.

Income Taxes

The Company’s income tax benefit for the three months ended June 30, 2012 was $20.3 million, largely attributable to a reduction in the valuation allowance previously established for certain deferred tax assets due to the uncertainty related to the Company’s ability to utilize net operating loss carryforwards in the future. The overall reduction in net deferred tax assets resulted from deferred tax liabilities arising in connection with the TFI Acquisition (Note 8). Income tax expense for the three months ended June 30, 2011 was $0.1 million.

Income from Continuing Operations

Net income from continuing operations for the three months ended June 30, 2012 was $10.7 million compared to net income of $0.3 million for the period in 2011, as a result of the items described in the preceding paragraphs.

Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2011 of $0.1 million relates to the operations of China Water prior to its September 30, 2011 disposition and abandonment (Note 12).

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue

Revenue for the six months ended June 30, 2012 increased $88.3 million, or 153.9%, to $145.7 million compared to the same period in 2011. The significant increase in revenue during first half of 2012 was greatly affected by the Company’s acquisition activities, including the TFI Acquisition in the HES segment along with other acquisitions completed in 2011 and through June 2012 in the HWR segment.

In the Company’s HWR business segment, revenue for the six months ended June 30, 2012 grew by $56.3 million, or 98.1%, to $113.7 million. In addition to revenue growth from acquisitions completed during 2011 and 2012, HWR realized organic growth from investments and asset redeployments primarily in the Eagle Ford and Marcellus shale areas, including from a contract with a major customer that commenced in late 2011. Partially offsetting the growth in the 2012 period was weaker pricing for the Company’s services in certain shale areas due to competitive pressures.

As discussed previously, revenue generated by the Company’s HES business segment, which resulted from the TFI Acquisition, totaled $32.0 million since the date of its acquisition and benefited from higher RFO prices on relatively flat volumes compared to the year-ago period.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $123.7 million (84.9% of revenue) for the six months ended June 30, 2012 from $42.9 million (74.7% of revenue) for the corresponding period in 2011 reflecting the impact of the aforementioned acquisitions.

In the HWR segment, cost of goods sold in the 2012 six-month period was $102.4 million (90.0% of related revenue) versus $42.9 million (74.7% of segment revenue) in the same period of 2011. Included in cost of goods sold in 2012 was substantially higher depreciation expense (an increase of 113.3%) related to the significant level of capital expenditures during 2011 and the first half of 2012, including pipeline assets, disposal wells and fleet additions. As previously noted in the quarter-over-quarter discussion, the Company has experienced higher labor costs as a percentage of revenue during 2012 compared to the same period of 2011 in large measure due to start-up inefficiencies in certain shale areas in which it operates. Further, mobile asset utilization levels have been negatively impacted by the redeployment of diesel trucks to liquids-rich shale basins during the first half of 2012 as new LNG-fueled trucks were placed into service in the Haynesville shale area.

As noted previously, cost of goods sold in the Company’s HES business segment was $21.3 million, or 66.5% of segment revenue, and reflected higher costs of procuring used motor oil as well as increased logistics costs compared to the comparable period of 2011. These higher costs partially offset some of the improved pricing achieved from RFO sales during the period.

Consolidated gross profit was $22.0 million in the six months ended June 30, 2012, or 15.1% of consolidated revenue, compared to $14.5 million, or 25.3% of revenue, during the same period of 2011. The reduced gross profit margin resulted from the items discussed in the preceding paragraphs.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 amounted to $23.2 million compared to $13.7 million in the comparable period of 2011, primarily due to the selling, general and administrative expenses of TFI of $1.7 million, increased amortization of acquired intangibles, including those of TFI of $5.1 million, higher levels of transaction costs, including those related to TFI, of $0.6 million, as well as higher staffing and related costs to support the overall growth of the business.

Income (Loss) from Operations

The Company had an operating loss of $1.1 million for the six-month period ended June 30, 2012 compared to operating income of $0.9 million for same 2011 period as a result of the factors discussed previously. The HWR segment incurred an operating loss of $1.4 million during the 2012 six-month period, primarily the result of the depressed gross profit described previously. Operating income in the HES segment was $5.5 million, as strong gross profit margins were partially offset by higher operating expenses, including increased amortization of intangible assets of TFI.

Interest Income (Expense), net

Interest expense, net of interest income, totaled $9.0 million during the six months ended June 30, 2012, due largely to interest on the 9.875% Senior Notes issued on April 10, 2012 and higher outstanding borrowings under bank credit facilities in the 2012 period prior to the payoff of the bank credit facility on April 10, 2012 compared to indebtedness outstanding in 2011 (Note 10). Additionally, the Company had lower levels of cash and investments during 2012 versus 2011. The use of available cash and increased borrowings under our bank credit facilities throughout 2011 and prior to April 2012 were used to fund a significant capital investment and acquisition program as part of our growth strategy.

Other Income (Expense), net

As discussed previously in the quarterly discussion, other income (expense), net amounted to $2.9 million in the six months ended June 30, 2012 and consisted largely of the write-off of unamortized costs related to the Company’s previous credit facility which was paid off and replaced in April 2012 (Note 10). For the 2011 six month period, other income (expense), net consisted mainly of a loss from an equity investment offset by miscellaneous income items.

Income Taxes

The Company’s income tax benefit for the six months ended June 30, 2012 was $19.9 million. As noted in the quarter-over-quarter discussion, the Company’s net deferred tax assets decreased as a result of deferred tax liabilities recorded in conjunction with the TFI Acquisition, requiring a reassessment and reduction in the valuation allowance previously established for certain deferred tax assets, primarily related to the Company’s ability to use its net operating loss carryforwards in the future (Note 8). The income tax benefit for the six months ended June 30, 2011 was $0.1 million.

Income (Loss) from Continuing Operations

As a result of the items described in the preceding paragraphs, net income from continuing operations for the six months ended June 30, 2012 was approximately $6.9 million versus a net loss of $0.2 million for the corresponding period of 2011.

Income from Discontinued Operations

Our net income from discontinued operations for the six months ended June 30, 2011 of approximately $0.8 million relates to the operations of China Water prior to its September 30, 2011 disposition and abandonment (Note 12).

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, strategic acquisitions and investments, lease payments and debt service. Our primary sources of liquidity are cash generated from operations and available borrowings under our credit agreement. Cash generated from operations is a function of such factors as changes in demand for our products and services, competitive pricing pressures, effective management of working capital requirements (including collections of accounts receivable), the efficient utilization of our operating assets, our ability to achieve further efficiencies and reduced operating expenses, and the impact of integration on our productivity.

As discussed in Note 10, in April 2012, the Company issued $250 million of 9.875% senior unsecured notes due in 2018 in connection with the TFI Acquisition and entered into a new $150.0 million senior revolving credit facility to provide additional liquidity to support anticipated growth. The new revolving credit facility bears interest at LIBOR plus an applicable margin and matures in April 2017. As of June 30, 2012, we had cash and cash equivalents of approximately $5.1 million. As of August 6, 2012, borrowings outstanding under the revolving credit facility amounted to $10.0 million.

We believe that our cash resources, cash generated from operations, and available liquidity under our revolving credit facility will be sufficient to support working capital requirements, facilitate planned capital expenditures that we may undertake this year and service our debt obligations.

Cash Flows for the Six months Ended June 30, 2012

Cash provided by operating activities from continuing operations was $8.3 million in the 2012 six-month period compared with $8.7 million of cash used in operating activities from continuing operations in the same year ago period. The additional cash provided was attributable to cash flow from operations exclusive of working capital as well as lower cash requirements for working capital, primarily accounts receivable and accounts payable and accrued liabilities. Net cash used in operating activities from discontinued operations was $3.6 million in the six months ended June 30, 2011 related to the discontinued China Water operations (Note 12).

Cash used in investing activities from continuing operations amounted to $252.0 million in the 2012 six-month period compared with $73.7 million in the same year ago period. The increase in investing activity cash usage in 2012 was attributable to (a) higher cash requirements for acquisitions in 2012, principally for the TFI Acquisition, (b) a reduction in net cash generated from the sale of marketable securities and certificates of deposit in 2012 compared to 2011 and (c) reduced cash requirements for capital expenditures in 2012 versus the year-ago period. Beginning in 2012, the Company began utilizing leasing arrangements for the majority of HWR’s fleet requirements and during the six months ended June 30, 2012, the Company entered into capital leases totaling approximately $20 million to finance light and heavy duty trucks (excluding operating leases utilized by TFI in the HES business segment). Net cash used in investing activities by the discontinued China Water operations was $2.5 million for the six months ended June 30, 2011 (Note 12).

Cash provided by financing activities was $168.7 million in the 2012 six-month period compared with $34.2 million in the same period a year ago. The 2012 activity was primarily attributable to (a) $74.4 million of net proceeds realized from the sale of 18.2 million shares of our common stock in a public offering at a price of $4.40 per share, pursuant to our universal shelf registration statement, which closed on March 30, 2012, (b) net proceeds totaling $248.6 million from the issuance of 9.875% Senior Notes in April 2012, (c) the retirement of amounts outstanding under our former credit agreement and (d) payment of financing costs associated with the Senior Notes and new bank credit facility in April 2012. The 2011 financing activity was primarily related to borrowings and payments on debt facilities.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of June 30, 2012, and the timing and effect that these commitments are expected to have on our liquidity and capital requirements in future periods. Potential payments for contingent consideration have been excluded from the table below. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business. Interest expense is based on our $250.0 million aggregate principal amount of 9.875% Senior Notes due 2018.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$4,562	$8,845	$8,181	$250,000	$271,588
Interest expense	24,688	49,375	49,375	24,687	148,125
Quarterly obligation under purchase agreement	525	—	—	—	525
Operating lease obligations	3,564	4,951	2,816	2,660	13,991

Total	$33,339	$63,171	$60,372	$277,347	$434,229

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

Critical Accounting Policies

No significant changes in the Company’s critical accounting policies resulted from the TFI Acquisition and there have been no other changes to the Company’s Critical Accounting Policies in the six months ended June 30, 2012 from those contained in the Company’s 2011 Annual Report on Form 10-K.

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

Except as discussed below, there were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company made certain changes to its internal control over financial reporting in connection with the acquisition of TFI (Note 3). Management believes that these new controls are effective.

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

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (C.A. No. 10-378-LPS-MPT) (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss and Plaintiffs filed a response. On October 25, 2011, the court heard oral argument on the Company’s objections to the report and recommendation on the motion to dismiss. The court has not yet ruled on the objections. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to plaintiff that have been produced in the Derivative Action described below. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to Plaintiff that have been produced in the derivative action pending in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al. On May 25, 2012, the court entered a memorandum order overruling the Company’s objections, adopting the Magistrate Judge’s report and recommendation, and denying the Company’s motion to dismiss. On June 25, 2012, the court entered a scheduling order setting forth a schedule for, among other things, discovery and dispositive motions. On July 9, 2012, the Company filed its Answer to the Amended Class Action Complaint.

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

On April 10, 2012, we issued 4,050,926 shares of our common stock pursuant to a private placement pursuant to the exemption from registration provided by Section 4(2) under the Securities Act in connection with the TFI Acquisition. The information required by this Item was previously included in our Current Report of Form 8-K that was filed with the SEC on April 13, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.2	Stock Purchase Agreement by and among TFI Holdings, Inc., Green Fuel Services, LLC, Heckmann Hydrocarbons Holdings Corporation and Heckmann Corporation dated March 7, 2012 (incorporated herein by reference to Exhibit 2.1 to Heckmann Corporation’s Current Report on Form 8-K filed on March 13, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed on September 4, 2007).

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed on November 5, 2008).

3.1B	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1B to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed on October 26, 2007).

4.1	Indenture dated as of April 10, 2012, by and among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 13, 2012.

4.1A	First Supplemental Indenture dated as of April 10, 2012, by and among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1A to the Current Report on Form 8-K filed on April 13, 2012).

4.2	Registration Rights Agreement dated as of April 10, 2012, by and among Heckmann Corporation, the Guarantors named therein, Jefferies & Company, Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as Representatives of the various Initial Purchasers named therein, dated as of April 10, 2012, including Joinder Agreement dated as of April 10, 2012 (incorporated herein by reference to Exhibit 4.1A to the Current Report on Form 8-K filed on April 13, 2012).

10.1	Credit Agreement dated April 10, 2012 by and among Heckmann Corporation, as borrower, the Guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing lender, and Wells Fargo Securities, LLC and Regions Capital Markets, as joint lead arrangers and joint bookrunners (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2012).

10.2	Executive Employment Agreement, dated as of April 2, 2012, and effective as of April 10, 2012, by and between Heckmann Corporation and James Devlin (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2012).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2012

/s/ Richard J. Heckmann
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ W. Christopher Chisholm
Name:	W. Christopher Chisholm
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)