Form 10-Q
period 2012-09-30
Heckmann Corp
filed 2012-11-09
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2012 was 156,707,244.

Forward-Looking Statements

This Quarterly Report on Form-10-Q contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•

the benefits of our completed and future merger, acquisition and disposition transactions, including the contemplated merger of Badlands Power Fuels, LLC (formerly Badlands Energy, LLC) (“Power Fuels”), with and into one of our wholly-owned subsidiaries and any future mergers or acquisitions; and

•

plans to increase operational capacity, including additional trucks, saltwater disposal and underground injection wells, frac tanks, rail cars, processing facilities and pipeline construction or expansion.

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

•

risks associated with our indebtedness, including our ability to manage our liquidity needs and to comply with covenants under our credit facilities, the indenture governing our outstanding 9.875% Senior Notes due 2018 and other existing financing obligations;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	availability of supplies of used motor oil and demand for recycled fuel oil, and prices thereof;

•	fluctuations in prices and demand for commodities such as oil and natural gas;

•	changes in customer drilling activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices;

•

difficulties in identifying and completing acquisitions, including risks and uncertainties that may cause delays or otherwise interfere with our ability to complete the merger of Power Fuels with and into our wholly-owned subsidiary, and differences in the type and availability to us of consideration or financing for such acquisitions;

•

risks associated with the operation, construction and development of salt water disposal wells and pipelines, including access to additional disposal well locations and pipeline rights-of-way, and unscheduled delays or inefficiencies;

•

the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets;

•	changes in economic conditions in the markets in which we operate or in the world generally;

•

reduced demand for our services, including due to regulatory or other influences related to extraction methods such as fracturing, shifts in production into shale areas in which we do not currently have operations or the loss of key customers;

•	control of costs and expenses;

•	present and possible future claims, litigation or enforcement actions or investigations;

•

natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism that may impact our corporate headquarters or our assets, including our wells or pipelines, our distribution channels, or which otherwise disrupt the markets we serve;

•	the threat or occurrence of international armed conflict and terrorist activities;

•	the unknown future impact on our business from the Affordable Care Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated thereunder;

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

Where You Can Find Other Information

Our website is www.heckmanncorp.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

HECKMANN CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$11,677	$80,194
Marketable securities	—	5,169
Accounts receivable, net of the allowance for doubtful accounts of $1,946 and $2,636 at September 30, 2012 and December 31, 2011	82,802	47,985
Inventories	3,198	760
Prepaid expenses and other receivables	5,958	4,519
Other current assets	3,566	1,044

Total current assets	107,201	139,671
Property, plant and equipment, net of accumulated depreciation of $50,308 and $25,128 at September 30, 2012 and December 31, 2011	332,769	270,054
Cost method investments	7,682	7,682
Intangible assets, net	72,941	29,489
Goodwill	295,634	90,008
Other	10,596	2,777

Total assets	$826,823	$539,681

Liabilities and equity
Current liabilities:
Accounts payable	$28,939	$19,992
Accrued expenses	16,764	11,002
Accrued interest	11,836	691
Current portion of contingent consideration	7,571	5,730
Current portion of long-term debt	4,647	11,914

Total current liabilities	69,757	49,329
Deferred income taxes	7,424	6,880
Long-term debt, less current portion	264,869	132,156
Long-term contingent consideration	4,645	7,867
Other long-term obligations (Note 3)	8,769	—
Other long-term liabilities	1,273	1,639
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized, 171,016,447 shares issued and 156,707,884 shares outstanding at September 30, 2012 and 139,163,067 shares issued and 124,854,504 shares outstanding December 31, 2011	170	139
Additional paid-in capital	945,593	814,875
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,503)	(19,503)
Accumulated other comprehensive income	—	8
Accumulated deficit	(449,330)	(446,865)

Total equity of Heckmann Corporation	470,086	341,810

Total liabilities and equity	$826,823	$539,681

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$93,050	$47,768	$238,778	$105,166
Cost of goods sold	76,633	35,790	200,316	78,666

Gross profit	16,417	11,978	38,462	26,500
General and administrative expenses	15,873	9,324	39,043	22,979

Income (loss) from operations	544	2,654	(581)	3,521
Interest income (expense), net	(6,968)	(1,423)	(15,930)	(2,570)
Loss from equity method investment	—	—	—	(462)
Other, net	(2,287)	2,479	(5,203)	2,876

Income (loss) before income taxes	(8,711)	3,710	(21,714)	3,365
Income tax benefit (expense)	(634)	(1,116)	19,249	(993)

Net income (loss) from continuing operations	(9,345)	2,594	(2,465)	2,372
Loss from discontinued operations, net of tax	—	(23,668)	—	(22,898)

Net loss attributable to common stockholders	$(9,345)	$(21,074)	$(2,465)	$(20,526)

Earnings per share
Basic:
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.02)	$0.02
Loss from discontinued operations	—	(0.21)	—	(0.20)

Net loss per share	$(0.06)	$(0.19)	$(0.02)	$(0.18)

Diluted:
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.02)	$0.02
Loss from discontinued operations	—	(0.21)	—	(0.20)

Net loss per share	$(0.06)	$(0.19)	$(0.02)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(9,345)	$(21,074)	$(2,465)	$(20,526)
Add back: net loss attributable to the noncontrolling interest	—	(1,411)	—	(1,456)

Net loss	(9,345)	(22,485)	(2,465)	(21,982)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain	—	108	—	21
Available-for-sale securities	(8)	3	(8)	(117)

Total other comprehensive income (loss), net of tax	(8)	111	(8)	(96)

Comprehensive loss, net of tax	$(9,353)	$(22,374)	$(2,473)	$(22,078)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities
Net loss	$(2,465)	$(20,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	22,898
Depreciation	27,639	14,873
Amortization	11,413	1,843
Stock-based compensation	2,377	1,768
Loss from equity method investments	—	462
Expensing of deferred financing costs	2,638	—
Change in fair value of contingent consideration	—	(1,357)
Deferred income taxes	(20,921)	—
Loss on disposal of property and equipment	1,771	—
Other	3,088	(564)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(19,774)	(25,076)
Inventory	1,250	403
Prepaid expenses and other receivables	(540)	(972)
Accounts payable and accrued expenses	11,663	4,206
Other assets	(199)	(1,418)

Net cash provided by (used in) operating activities from continuing operations	17,940	(3,460)
Net cash used in operating activities from discontinued operations	—	(2,315)

Net cash provided by (used in) operating activities	17,940	(5,775)

Investing activities
Purchases of available-for-sale securities	—	(34,947)
Proceeds from sale and maturity of available-for-sale securities	5,169	119,671
Purchases of property and equipment	(33,844)	(103,457)
Payments for acquisitions	(232,175)	(88,334)
Proceeds from sale of property, plant and equipment	6,877	—
Other	—	(415)

Net cash used in investing activities from continuing operations	(253,973)	(107,482)
Net cash used in investing activities from discontinued operations	—	(2,453)

Net cash used in investing activities	(253,973)	(109,935)

Financing activities
Proceeds from sale of 9.875% Senior Notes, net	248,605	—
Proceeds from equity offering, net	74,448	—
Proceeds from credit facilities	—	70,000
Payment on long-term debt agreements	(140,174)	(4,053)
Payment of deferred financing costs	(11,481)	(2,764)
Payment of capital lease obligations and other	(3,413)	—
Repayment of existing term loans	—	(67,236)
Borrowings under revolving credit facilities	—	25,949
Borrowings under term loans	—	40,898
Note payable	—	1,703
Cash paid to purchase treasury stock	—	(4,412)
Other	(469)	—

Net cash provided by financing activities from continuing operations	167,516	60,085

Net decrease in cash and cash equivalents	(68,517)	(55,625)
Cash and cash equivalents at beginning of period	80,194	80,752

Cash and cash equivalents at end of period	$11,677	$25,127

Non-cash investing and financing activities
Property plant and equipment purchased in exchange for accounts payable	$1,925	$9,944
Common stock issuances for business acquisitions	$46,122	$—
Vehicles financed through capital leases	$20,367	$—
Common stock issued for earnout obligations	$7,770	$—
Supplemental cash flow information:
Cash paid for interest	$2,756	$2,035
Cash paid for income taxes	$1,494	$—

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation

Consolidated Statement of Changes in Equity

Nine months ended September 30, 2012

(Unaudited)

(In thousands, except share data)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants			Accumulated Other Comprehensive Income
		Shares	Amount		Shares	Amount	Warrants	Amount	Accumulated Deficit

Balance at January 1, 2012	$341,810	139,163,067	$139	$814,875	14,308,563	$(19,503)	11,331,197	$(6,844)	$(446,865)	$8
Stock-based compensation (Note 9)	2,377	—	—	2,377	—
Issuance of common stock in connection with acquisitions (Note 3)	46,122	11,640,090	11	46,111
Exercise of warrants (Note 9)	32	286,671	—	32
Sale of common stock in connection with equity offering, net of underwriters’ fees and offering expenses (Note 4)	74,448	18,200,000	18	74,430
Issuance of common stock in connection with earnout obligations (Note 4)	7,770	1,726,619	2	7,768
Net loss	(2,465)								(2,465)
Available-for-sale securities	(8)									(8)

Balance at September 30, 2012	$470,086	171,016,447	$170	$945,593	14,308,563	$(19,503)	11,331,197	$(6,844)	$(449,330)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in thousands, except share and per share amounts)

Note 1 — Organization and Basis of Presentation

Heckmann Corporation, a Delaware corporation, together with its subsidiaries (collectively, the “Company,” “we,” “us” or “our”), is a services-based company, which prior to our acquisition of TFI Holdings, Inc. and Thermo Fluids Inc. (collectively, “TFI”) on April 10, 2012 (the “TFI Acquisition”) was solely focused on total water solutions for shale or “unconventional” oil and gas exploration.

Since the closing of the TFI Acquisition on April 10, 2012, we have operated through two business segments: our Fluids Management Division (formerly Heckmann Water Resources or HWR); and our Recycling Division (formerly Heckmann Environmental Services or HES), which includes TFI. Fluids Management addresses the pervasive demand for diverse water solutions required for the production of oil and gas in an integrated and efficient manner through various service and product offerings. Fluids Management’s services include water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline facilities, and water infrastructure services for oil and gas exploration and production companies. Fluids Management also transports fresh water for production and provides services for site preparation, water pit excavations and remediation.

Fluids Management currently operates multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States including the Haynesville, Eagle Ford, Marcellus/Utica, Tuscaloosa Marine, Barnett, Mississippian Lime and Permian Basin Shale areas and, subject to the closing of the merger of Power Fuels with and into our wholly-owned Rough Rider Acquisition, LLC, subsidiary, the Bakken Shale area. Fluids Management serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling, or “hydrofracturing,” operations.

Recycling provides route-based environmental services and waste recycling solutions that focus on the collection and recycling of used motor oil (“UMO”) and is the largest seller of reprocessed fuel oil (“RFO”) from recovered UMO in the Western United States. Historically, Recycling has supplied a large percentage of its RFO for use in the production of asphalt, and consequently experiences some seasonality in its business. Demand for asphalt and asphalt products is generally higher during the summer months, due to increases in highway traffic and road construction work.

The results of operations of TFI since April 10, 2012, have been included in our consolidated financial statements for the nine months ended September 30, 2012.

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

Our consolidated balance sheet as of December 31, 2011, included herein, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012 (our “2011 Annual Report on Form 10-K”). Unless stated otherwise, any reference to income statement items in these accompanying unaudited interim consolidated financial statements refers to results from continuing operations. In addition, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these financial statements and related notes pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2011 Annual Report on Form 10-K as well as other information we have filed with the SEC.

Note 2 — Summary of Selected Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Accounting Estimates—Our consolidated financial statements have been prepared in conformity with GAAP. The preparation of the financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Customer Risk—Three of our customers comprised 22%, 13%, and 11%, respectively, of our consolidated accounts receivable at September 30, 2012, and one of our customers comprised 29% of our consolidated accounts receivable at December 31, 2011. Four of our customers comprised 17%, 13%, 11% and 10%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2012 and two of our customers comprised 26% and 10%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2011. Two of our customers comprised 17% and 16%, respectively, of our consolidated revenues for the nine months ended September 30, 2012 and one of our customers comprised 22% of our consolidated revenues for the nine months ended September 30, 2011.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from shares issuable under call options as well as the assumed exercises of outstanding stock options and warrants, the proceeds of such exercises which are then assumed to have been used to repurchase outstanding shares of common stock. Stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise prices of the stock options and warrants.

For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of September 30, 2012 and 2011, respectively, excluded from the computation of basic EPS are approximately 7.9 million and 2.7 million of shares issuable under call options and contingently returnable shares that are subject to sellers’ indemnification obligations and were being held in escrow as of such respective dates.

Basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011 were calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Income (loss) from continuing operations	$(9,345)	$2,594	$(2,465)	$2,372
Loss from discontinued operations	—	(23,668)	—	(22,898)

Net loss attributable to the Company	$(9,345)	$(21,074)	$(2,465)	$(20,526)

Weighted average number of common shares:
Basic	147,655,773	114,022,943	139,312,830	113,273,463
Effect of dilutive securities:
Warrants	—	407,004	—	407,409
Employee share-based compensation	—	1,266,634	—	1,286,452
Contingent issuances	—	2,704,000	—	2,704,000

Diluted	147,655,773	118,400,863	139,312,830	117,671,606

Basic:
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.02)	$0.02
Loss from discontinued operations	—	(0.21)	—	(0.20)

Net income (loss) per share	$(0.06)	$(0.19)	$(0.02)	$(0.18)

Diluted:
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.02)	$0.02
Loss from discontinued operations	—	(0.21)	—	(0.20)

Net loss per share	$(0.06)	$(0.19)	$(0.02)	$(0.18)

Warrants and stock options to purchase approximately 4.0 million and 64.2 million shares of our common stock had exercise prices that exceeded the average market price of our common stock for the three months ended September 30, 2012 and 2011, respectively. Warrants and stock options to purchase approximately 1.9 million and 64.2 million shares of our common stock had exercise prices that exceeded the average market price of our common stock for the nine months ended September 30, 2012 and 2011, respectively. These warrants and stock options did not affect the computation of diluted EPS. Dilutive securities for employee share-based compensation and contingent issuances of approximately 6.4 million and 6.9 million for the three and nine months ended September 30, 2012, respectively, are excluded from the calculation of diluted EPS because the results would be anti-dilutive for the periods presented.

Revenue Recognition—We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. The majority of our revenue results from contracts with direct customers and revenues are generated upon performance of contracted services or sales of products.

Services provided to customers in our Fluids Management Division primarily include the transportation of fresh water and saltwater by Company-owned or leased trucks or through a temporary or permanent water transport pipeline. Revenues are also generated through fees from our disposal wells and rental of water storage tanks. Certain customers, limited to those under contract with us to utilize our pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation rates are based on an hourly or per load rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly or per load rates for transportation. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.

Revenues in our Recycling Division are derived primarily from the sales of RFO and from environmental services it performs. Revenue from environmental services is recognized as services are performed. Product sales revenues are recognized at the time risk of loss passes to the customer.

Inventories—Inventories consist primarily of salable fuel oil and antifreeze and are stated at the lower of cost or market.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining fair value. Significant judgments are required to estimate fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. We perform this impairment analysis annually during the third quarter of each fiscal year and at such other times as circumstances may require. We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011- 08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test. The Company’s annual impairment test was completed during the quarter and it was concluded that no impairment exists.

Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-04 on our consolidated financial statements and related disclosures was not significant.

Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of EPS. This update is effective for annual and interim periods beginning on or after December 15, 2011. In December 2011, FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, as required by ASU 2011-05. We adopted all other requirements of ASU 2011-05 effective January 1, 2012. The effect of the adoption of ASU 2011-05 on our consolidated financial statements and related disclosures was not significant.

Note 3 — Acquisitions

Power Fuels Merger

On September 3, 2012, we and our subsidiary, Rough Rider Acquisition, LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Power Fuels and Mark D. Johnsrud, who is the sole owner of Power Fuels. Power Fuels is a privately-held North Dakota-based environmental services company providing water delivery and disposal, fluids transportation and handling, water sales and related equipment rental services for unconventional oil and gas exploration and production businesses. Subject to satisfaction of the terms and conditions set forth in the Merger Agreement, Power Fuels will merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Power Fuels Merger”). As a result of the Power Fuels Merger, Power Fuels and its subsidiaries will become our wholly-owned subsidiaries.

Pursuant to the terms of the Merger Agreement, the merger consideration will consist of the following:

•	95.0 million unregistered shares of our common stock, of which 10.0 million shares will be placed into escrow for up to three years to pay certain potential indemnity claims of Mr. Johnsrud; and

•	$125.0 million in cash, subject to adjustment as discussed below.

In addition, we will assume or repay all of the outstanding indebtedness of Power Fuels as of the Power Fuels Merger closing date, which is targeted to be $150.0 million. Pursuant to a formula set forth in the Merger Agreement, the cash portion of the merger consideration is subject to adjustment based on Power Fuels’ unpaid transaction expenses at closing and the extent, if any, by which Power Fuels’ working capital and indebtedness on the Power Fuels Merger closing date differ from target working capital and indebtedness amounts, as well as an adjustment related to Mr. Johnsrud’s income tax exposure (subject to Power Fuels delivering in excess of $150.0 million in EBITDA, as defined in the Merger Agreement, for the period from January 1, 2012 through the closing of the Power Fuels Merger).

The consummation of the Power Fuels Merger, which is expected to close in the fourth quarter of 2012, is subject to approval by our stockholders of the issuance of the shares of common stock in connection with the Power Fuels Merger and other customary closing conditions. It is not conditioned on our obtaining financing.

TFI Acquisition

On April 10, 2012, we completed the acquisition (the “TFI Acquisition”) of all of the issued and outstanding shares of TFI Holdings, Inc. and its wholly-owned subsidiary Thermo Fluids Inc. (collectively, “TFI”), a route-based environmental services and waste recycling solutions provider that focuses on the collection and recycling of UMO and the sale of RFO from recovered UMO.

The aggregate preliminary purchase price of approximately $245.4 million was comprised of approximately $229.6 million in cash, and 4,050,926 shares of our common stock with an estimated fair value of approximately $15.8 million, which shares were issued in a private placement and are held in escrow in respect of indemnification obligations of the sellers of TFI through the earlier of (i) 30 days after the provision of audited financial statements of TFI for the year ended December 31, 2012 and (ii) April 15, 2013. In conjunction with the TFI Acquisition, we incurred transaction costs of approximately $1.4 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012.

The preliminary allocation of the purchase price at September 30, 2012 is summarized as follows:

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

Pro forma Financial Information Reflecting the TFI Acquisition

The following unaudited pro forma results of operations for the nine months ended September 30, 2012 and 2011, respectively, assumes that the TFI Acquisition was completed at the beginning of the periods presented. The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquisition, and other costs deemed to be non-recurring in nature.

	Nine months ended September 30,
	2012	2011
Pro forma revenues	$268,723	$189,130
Pro forma net loss from continuing operations	(3,621)	(1,751)
Pro forma net loss per share from continuing operations:
Basic and diluted	$(0.03)	$(0.01)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years, or of future operations of the Company.

Other Acquisitions

During the nine months ended September 30, 2012, the Company completed four other acquisitions, including three in the Fluids Management Divisions (one in each of the first, second and third quarters of 2012) and one in the Recycling Division in the second quarter of 2012. The aggregate purchase price of the acquired businesses was approximately $38.9 million consisting of 7,589,164 shares of our common stock with an estimated fair value of approximately $30.5 million, cash consideration of approximately $2.6 million and approximately $5.8 million of contingent consideration. In conjunction with these acquisitions we incurred transaction costs of approximately $0.5 million, which are reported in general and administrative expenses in the accompanying consolidated statements of operations. The results of operations of the four acquisitions were not material to our consolidated results of operations.

In conjunction with the acquisition completed by the Fluids Management Division in the third quarter of 2012, the Company acquired a 51% interest in a business and has a call option to buy the remaining 49% at a fixed price at a stated future date, and the noncontrolling interest holder has a put option to sell the remaining 49% percent to the Company under those same terms. As such, the fixed price of the call option is equal to the fixed price of the put option. In accordance with Accounting Standards Codification 480 (ASC 480 “Distinguishing liabilities from Equity”), the option contracts are viewed on a combined basis with the noncontrolling interest and accounted for as the Company’s financing of the purchase of the noncontrolling interest. Accordingly the present value of the option of $8,769 was recorded as other long-term obligations on our consolidated balance sheet as of September 30, 2012 with the financing accreted, as interest expense, to the strike price of the option over the period until settlement.

The preliminary allocations of the aggregate purchase price at September 30, 2012, are summarized as follows:

Accounts receivable	$2,217
Equipment	21,546
Customer relationships	10,164
Goodwill	14,300
Other long-term obligations	(8,769)
Other liabilities	(555)

Total	$38,903

Note 4 — Equity Offerings

On February 3, 2012, we issued 1,872,260 shares of our common stock in a registered offering pursuant to our Registration Statement on Form S-4 (Registration No. 333-177343) (our “Form S-4”) in connection with an acquisition by Fluids Management (Note 3).

On March 30, 2012, we sold 18,200,000 shares of our common stock at a price of $4.40 per share in an underwritten public offering pursuant to our Registration Statement on Form S-3 (Registration No. 333-179518) (our “Form S-3”). The $74.4 million in net proceeds from the share issuance was used to finance a portion of the cash purchase price of the TFI Acquisition (Note 3).

On April 10, 2012, we issued 4,050,926 shares of our common stock in connection with the TFI Acquisition in a private placement pursuant to Section 4(a)(2) under the Securities Act (Note 3).

On May 3, 2012, we issued 2,458,396 shares of our common stock in a registered offering pursuant to our Form S-4 in connection with an acquisition by Fluids Management (Note 3).

On September 4, 2012, we issued 3,258,508 shares of our common stock in a registered offering pursuant to our Form S-4 in connection with an acquisition of 51% of the seller’s equity by Fluids Management (Note 3).

On September 12, 2012, we issued 1,726,619 shares of our common stock in connection with a partial payment under an earn-out obligation (Note 11).

Note 5 — Investments

There were no available-for-sale securities as of September 30, 2012. The amortized cost, gross unrealized holding gains and losses, and fair value of available-for sale securities as of December 31, 2011 was as follows:

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2011
Available-for-sale:
Corporate Notes	1	$5,161	$8	$—	$5,169

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill activity for the nine months ended September 30, 2012 is as follows:

Book Value at December 31, 2011	Additions	Other Adjustments	Book Value at September 30, 2012
$90,008	$205,626	$—	$295,634

Intangible Assets

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

	Weighted- Average Amortization (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
As of September 30, 2012:
Customer relationships	8-13	$53,531	$(10,759)	$42,772
Disposal permits	10	2,786	(400)	2,386
Customer contracts	15-17	17,352	(2,815)	14,537
Vendor relationships	10	14,700	(2,367)	12,333
Other	1-3	1,200	(287)	913

	13	$89,569	$(16,628)	$72,941

As of December 31, 2011:
Customer relationships	8	$14,767	$(2,994)	$11,773
Disposal permits	10	2,585	(180)	2,405
Customer contracts	15-17	17,352	(2,041)	15,311

	11	$34,704	$(5,215)	$29,489

Estimated future amortization expense in each of the next five years is as follows:

October 1, 2012 – December 31, 2012	$5,305
2013	15,295
2014	11,418
2015	8,874
2016	7,040
2017	5,928

Amortization expense, included in general and administrative expense, for the three and nine months ended September 30, 2012 was $5.3 million and $11.4 million, respectively. Amortization expense, included in general and administrative expense, for the three and nine months ended September 30, 2011 was $0.5 million and $1.8 million, respectively.

Note 7 — Fair Value Measurements

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy (level) of the valuation techniques we utilized to determine such fair value in accordance with ASU 2011-04. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	September 30, 2012	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$12,216	$—	$—	$12,216

	December 31, 2011	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate Notes	$5,169	$5,169	$—	$—

Liabilities:
Contingent consideration	$13,597	$—	$—	$13,597

The fair value of the contingent consideration was determined using, as appropriate, a combination of an option pricing model and a probability-weighted income approach at the acquisition date. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Key inputs to the valuation models include management’s estimate of future Adjusted EBITDA . Changes in these inputs and assumptions could accelerate the payment of contingent consideration, however, the aggregate liability for all contingent consideration is capped at an overall amount of approximately $15.9 million. Contingent consideration is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Changes in the fair value of these obligations are recorded as income or expense within the line item “Other, net” in our consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense. Changes in the fair value of the Level 3 liabilities for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$18,196	$19,639	$13,597	$13,701
Additions (Note 3)	1,500	—	5,845	5,000
Payments	(7,770)	—	(8,270)	—
Accretion	290	(2,295)	1,044	(1,357)

Balance at end of period	$12,216	$17,344	$12,216	$17,344

Note 8 — Income Taxes

Our income tax (expense) benefit was approximately $(0.6) million and $19.2 million, respectively, for the three and nine months ended September 30, 2012, consisting of a current state income tax expense and a deferred federal income tax benefit. The deferred federal income tax benefit related primarily to a decrease in our valuation allowance. The decreased valuation allowance resulted from our recording significant deferred federal income tax liabilities resulting from the TFI Acquisition. Income tax expense for the three and nine months ended September 30, 2011 was recorded at an overall effective tax rate for 2011.

Our effective income tax rate from continuing operations differs from the statutory rate primarily due to changes in the valuation allowance.

At December 31, 2011, we had net operating loss (“NOL”) carryforwards of approximately $260.0 million for United States federal income tax purposes. In connection with the preparation of our 2011 United States federal income tax return, management elected not to take bonus depreciation allowable on our 2011 fixed asset additions, but rather to depreciate the related fixed asset additions over their applicable tax depreciable lives of three, five or seven years. As a result, the NOL carryforward is approximately $160 million at September 30, 2012. These NOLs can be carried forward for twenty years. For purposes of financial reporting, deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion or all of the deferred tax assets will not be realized. Accordingly, we have fully reserved these deferred tax assets in recognition of the uncertainty related to their future realizability. It is likely that the issuance of our common stock to Mr. Johnsrud in the Power Fuels Merger would cause an ownership change for purposes of Section 382 of the United States Internal Revenue Code. In the event of an ownership change, Section 382 of the United States Internal Revenue Code limits the amount of pre-change net operating losses and other tax attributes that can be used to offset post-change taxable income after the ownership change occurs.

We are subject to taxation in various United States federal, state, county, municipal and local taxing jurisdictions where we have operations. Our tax returns since inception are subject to examination by tax authorities in the United States and various states.

Note 9 — Stock-Based Compensation

We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Heckmann Corporation 2009 Equity Incentive Plan (the “2009 Plan”). On May 8, 2012, our stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock issuable under the 2009 Plan by 5,000,000 to an aggregate total of 10,000,000 shares. The additional shares were registered pursuant to a Registration Statement on Form S-8 (File No. 333-182068) filed with the SEC on June 12, 2012.

Stock Options

We estimate the fair value of stock options granted under the 2009 Plan using a Black-Scholes option-pricing model. There were 913,000 and 1,305,000 stock options granted during the three and nine months ended September 30, 2012, respectively. We granted 227,500 and 615,000 stock options during the three and nine months ended September 30, 2011, respectively. Stock-based compensation cost is included in general and administrative expense in the statement of operations and totaled approximately $545,700 and $376,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $1,393,000 and $1,066,000 for the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock

We recorded stock-based compensation expense related to shares of restricted stock issued under the 2009 Plan totaling approximately $338,000 and $165,000 in general and administrative expense for the three months ended September 30, 2012 and 2011, respectively, and approximately $984,000 and $359,000 for the nine month months ended September 30, 2012 and 2011, respectively. There were 200,000 and 205,000 shares of restricted stock issued during the three and nine months ended September 30, 2012 and 2011.

Stock and Warrant Repurchase Program

In March 2011, our Board of Directors approved a 1-year extension of our discretionary equity buy-back plan. Under the buy-back plan, we were permitted to purchase warrants and up to 20 million shares of our common stock in open market and private transactions through March 11, 2012, at times and in amounts as management deemed appropriate, subject to applicable securities laws. No shares of common stock or warrants were purchased in the nine months ended September 30, 2012 pursuant to the buy-back plan (which expired on March 11, 2012).

During the three and nine months ended September 30, 2011, we purchased one million shares of our common stock for approximately $4.4 million in cash in a private transaction in connection with the settlement of litigation brought against us by Ng Tak Kau, a former officer of China Water. No other shares or warrants were purchased in the three or nine months ended September 31, 2011 pursuant to the buy-back plan.

Subsequent to the June 6, 2012 cashless exercise of 606,866 of privately-issued warrants exercisable at $2.02 per share, and the August 16, 2012 exercise for cash of 20,000 private-issued warrants exercisable at $2.02 per share, for proceeds received of $32,000, we have remaining outstanding approximately 941,176 privately-issued warrants, all of which are exercisable at $6.38 per share and expire on January 24, 2013. The privately-issued warrants are not listed on any exchange.

Note 10 — Debt

On September 7, 2011, we entered into a $160.0 million senior secured credit agreement, comprised of a $70.0 million term loan facility and a $90.0 million revolving credit facility, with Regions Bank, as administrative and collateral agent, and the lenders party thereto. On April 10, 2012, both the term loan and revolving credit facilities were repaid in full and terminated. In connection with such repayment and termination, we wrote off unamortized costs of approximately $2.6 million. Concurrent with the April 10, 2012 repayment and termination of our prior term loan and revolving credit facilities, we entered into a new $150.0 million senior revolving credit facility (the “existing credit facility”) with Wells Fargo Bank,N.A. as administrative agent and the lenders party thereto. The existing credit facility has an uncommitted “accordion” feature that allows us to increase borrowings by up to an additional $100.0 million. Our obligations under the existing credit facility are secured by all of our present and future material property and assets, real and personal (with the exception of certain specified equipment), as well as a pledge of all of the capital stock or ownership interests in our current and future domestic subsidiaries and up to 65% of the equity interests in our non-U.S. subsidiaries, and is guaranteed by all of our subsidiaries, other than China Water. The existing credit facility matures on April 10, 2017. Interest accrues on amounts outstanding at floating rates equal to a base rate or the one month LIBOR, both plus an applicable margin. We capitalized approximately $3.5 million of financing costs associated with entering into the existing credit facility that are being amortized over the term of the existing credit facility.

The existing credit facility contains customary covenants that restrict our ability to take various actions including, but not limited to, transferring or selling assets, paying dividends, incurring additional indebtedness, issuing preferred stock, and engaging in certain business activities, and also contains covenants requiring us to comply, on a quarterly basis, with certain financial covenants. We were in compliance with these financial and other covenants under the existing credit facility at September 30, 2012. As of September 30, 2012 there was no indebtedness outstanding under the existing credit facility.

On April 10, 2012, we issued $250.0 million aggregate principal amount of 9.875% Senior Notes due 2018 (the “Restricted Notes”) under an indenture in a private placement pursuant to Rule 144A and Regulation S under the Securities Act. In accordance with a registration rights agreement with respect to the Restricted Notes, on August 17, 2012, we completed an exchange offer pursuant to which all of the outstanding Restricted Notes were exchanged for a like principal amount of 9.875 Senior Notes due 2018 (the “Exchange Notes” and together with the Restricted Notes, the “9.875% Senior Notes”) which Exchange Notes are identical in all material respect to the Restricted Notes except that they have been registered. Net proceeds of the Restricted Notes issuance, after deducting underwriters’ fees and offering expenses, were approximately $240.8 million. We did not receive any proceeds in connection with the issuance of the Exchange Notes. We used the net proceeds of the Restricted Notes issuance to partially finance the TFI Acquisition and to repay indebtedness under our former term loan and revolving credit facilities. We capitalized approximately $7.9 million of financing costs associated with the issuance of the 9.875% Senior Notes that will be amortized over the term of the 9.875% Senior Notes.

The indenture governing the 9.875% Senior Notes contains covenants that restrict our ability to take various actions including, but not limited to, transferring or selling assets, paying dividends, incurring additional indebtedness, issuing preferred stock, and engaging in certain business activities. The 9.875% Senior Notes, which are unsecured, are guaranteed by all of our subsidiaries other than China Water. Each guarantor subsidiary is 100%-owned by us (other than Appalachian Water Services, LLC, which is 51% owned by us), and each subsidiary guarantee is full, unconditional and joint and several with all other subsidiary guarantees.

Total debt is comprised of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
9.875% Senior Notes	$250,000	$—
Net unamortized discount on 9.875% Senior Notes	(1,320)	—
Revolving credit facility	—	72,799
Term loan	—	67,375
Vehicle financings payable through 2017	20,836	3,896

Total debt	269,516	144,070

Less: current portion	(4,647)	(11,914)

Total long-term debt	$264,869	$132,156

The vehicle financings included above consist of installment notes payable and capital lease arrangements for the financing of light and heavy duty trucks.

Note 11 — Commitments and Contingencies

Leases

Certain of our facilities and equipment are leased under operating leases expiring at various dates. Most of these operating leases contain renewal options. Certain vehicles are leased under capital leases that expire in 2017. Total expense for all operating leases was $1.0 million and $2.3 million for the three and nine months ended September 30, 2012, respectively.

Future minimum lease payments (including interest) under non-cancelable operating leases and capital leases at September 30, 2012 were as follows:

	Operating Leases	Capital Leases
2013	$3,564	$4,175
2014	2,839	4,060
2015	2,112	3,940
2016	1,564	3,604
2017	1,252	4,060
Thereafter	1,615	—

Total minimum lease payments	$12,946	$19,839
Less amounts representing interest		1,444

Present value of minimum lease payments		$18,395
Less current portion		4,175

Non-current portion		$14,220

Environmental Liabilities

We are subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. Our Fluids Management business is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources and the Pennsylvania Department of Environmental Protection, among others. Upon consummation of the pending Merger with Power Fuels, Fluids Management will also be subject to the rules and regulations of the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, and the North Dakota State Water Commission and, in Montana, the rules and regulations of the Montana Department of Environmental Quality and the Montana Board of Oil and Gas. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. We have installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.

Our Recycling business involves the use, handling, storage and contracting for recycling or disposal of environmentally sensitive materials, such as waste motor oil and filters, solvents, transmission fluid, antifreeze, lubricants and degreasing agents. Accordingly, our Recycling business is subject to regulation by various federal, state, and local authorities with respect to health, safety and environmental quality and standards. The Recycling business is also subject to laws, ordinances, and regulations governing the investigation and remediation of contamination at facilities we operate or to which we send hazardous substances for treatment, recycling or disposal. In particular, the United States Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” imposes joint, strict, and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, parties that generated hazardous substances that were released at such facilities and parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted statutes comparable to, and in some cases more stringent than, CERCLA.

Management believes that we are in material compliance with all applicable environmental protection laws and regulations in the United States and the individual states in which we operate. Management believes that there are no unrecorded liabilities in connection with our compliance with environmental laws and regulations.

Litigation

We are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. We review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by GAAP. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we have accrued for potential litigation losses. In addition to the matters described below, we are involved in various other claims and legal actions, including regulatory and administrative proceedings arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

Class Action. On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT) (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss and Plaintiffs filed a response. On October 25, 2011, the court heard oral argument on the Company’s objections to the report and recommendation on the motion to dismiss. The court has not yet ruled on the objections. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to plaintiff that have been produced in the Derivative Action described below. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to Plaintiff that have been produced in the derivative action pending in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al. On May 25, 2012, the court entered a memorandum order overruling the Company’s objections, adopting the Magistrate Judge’s report and recommendation, and denying the Company’s motion to dismiss. On June 25, 2012, the court entered a scheduling order setting forth a schedule for, among other things, discovery and dispositive motions. On July 9, 2012, the Company filed its Answer to the Amended Class Action Complaint. On September 19, 2012, the Company filed a Motion for Partial Summary Judgment and a Motion for Proposed Briefing Schedule, which was denied on October 4, 2012.

Derivative Action. On November 18, 2010, Melissa Hess filed a stockholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al. (Case No. INC10010407) (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to Plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action. On August 24, 2011, the Company’s board of directors formed a special litigation committee and delegated to the special litigation committee the Board’s full power and authority to investigate the Derivative Action to determine whether it is in the best interests of the Company to allow the Derivative Action to proceed on behalf of the Company. On September 2, 2011, the Company filed a motion to stay the Derivative Action pending completion of the special litigation committee’s investigation and determination. On September 26, 2011, the Court held a hearing on the Company’s motion to stay. On October 3, 2011, the court issued an order denying the Company’s motion to stay without prejudice and a separate order requiring Defendants to respond to plaintiff’s request for production of documents within thirty days. On October 28, 2011, the special litigation committee filed a motion to stay the Derivative Action pending completion of its investigation and determination. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, plaintiff and defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, Plaintiff and Defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. On September 14, 2012, the Company filed a Motion to Dismiss or, in the alternative, a Motion for Summary Judgment based on the determination of the special litigation committee’s determination that it is not in the best interests of the Company and its current shareholders to pursue the claims pled in the complaint and the special litigation committee’s decision to move to terminate the Derivative Action. A hearing on the Company’s motion is currently scheduled for November 1, 2012.

The Company has not recorded any liabilities for the Class Action and Derivative Action matters on the basis that such liabilities are currently neither probable or estimable.

In addition, on June 10, 2011, we received a subpoena from the Denver Regional Office of the SEC seeking information and documents concerning our acquisition of China Water in 2008. We are cooperating fully with the SEC with respect to its requests.

Contingent Consideration for Acquisitions

Appalachian Water Services, LLC Acquisition —The seller of the membership interests in Appalachian Water Services, LLC (“AWS”) is entitled to receive additional consideration equal to $1.5 million, payable entirely in shares of our common stock, in the event that EBITDA, as defined in the membership interest purchase agreement for any consecutive twelve months from September 1, 2012 to and ending on August 31, 2014, is $4.0 million. The additional consideration is capped at $1.5 million.

All Phase Acquisition — In addition to the initial purchase price, we may make additional payments to the former shareholders of All Phase, which we acquired on June 15, 2012, upon the achievement of certain volume targets over the next nine months. Any such additional payments would be made in cash.

Keystone Vacuum, Inc. Acquisition — In addition to the initial purchase price, we may make additional payments to the sellers of Keystone, which we acquired on February 3, 2012, for each of fiscal years ended December 31, 2012 through 2015, in which Keystone’s adjusted EBITDA (as defined in and calculated in accordance with the asset purchase agreement related to the Keystone Vacuum, Inc. acquisition) related to the construction portion of the acquired businesses is greater than applicable adjusted EBITDA targets. Any additional amount payable would be payable in shares of our common stock. Any such additional payments are capped at an aggregate value of $7.5 million.

Complete Vacuum and Rentals, Inc. Acquisition — In addition to the initial purchase price, we may make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVR”), which we acquired on November 30, 2010. For each of the years ended December 31, 2011 through 2013, in which CVR achieves targeted adjusted EBITDA (as defined in and calculated in accordance with the stock purchase agreement related to the CVR acquisition) of $20.0 million, we could be required to pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which adjusted EBITDA exceeds $20.0 million for the relevant year up to an aggregate maximum payment of $12.0 million (the “Earn-Out Payments”). The Earn-Out Payments are payable in a combination of 70% cash and 30% in shares of our common stock (based on the trading price of our common stock at the time any such payment is made). On September 12, 2012, we entered into a settlement agreement with the former owners of CVR whereby, among other settled items relating to pre- and post-closing indemnification obligations of the parties and including dismissal of a lawsuit, we delivered to the former owners 1,726,619 shares of our common stock representing $6.0 million in value at the time of the issuance as an Earn-Out Payment for the fiscal year ended December 31, 2012. Accordingly, the balance of the remaining Earn-Out Payments for the fiscal years ending December 31, 2012 and 2013, respectively, and in the aggregate cannot exceed $6.0 million which, pursuant to the terms of the settlement agreement, will be paid, if at all, in shares of our common stock.

At September 30, 2012 and December 31, 2011, we had recorded liabilities totaling $12.2 million and $13.6 million, respectively, for expected obligations under these contingent consideration arrangements.

Note 12 — Discontinued Operations

On September 30, 2011, we, through our wholly-owned subsidiary, China Water, entered into a Share Purchase Agreement (the “SPA”) by and among Pacific Water & Drinks (HK) Group Limited (f/k/a Sino Bloom Investments Limited), a Hong Kong company (“Buyer”), China Water, as Seller, and China Water Drinks (H.K.) Holdings Limited, a Hong Kong company (“Target”), pursuant to which China Water agreed to sell 100% of the equity interests in Target to Buyer in exchange for shares in Buyer equal to ten percent of Buyer’s outstanding equity. Upon completion of the sale, we abandoned the remaining non-U.S. legal entities that were part of our original acquisition of China Water.

The following table details selected financial information of discontinued operations for the three and nine months ended September 30, 2011:

	Three months	Nine months
Revenue	$7,264	$20,560
Pretax loss from operations	(5,703)	(4,881)
Income tax expense	(48)	(100)

Loss from operations	(5,751)	(4,981)
Loss from disposal, net of tax	(17,917)	(17,917)

Loss from discontinued operations	$(23,668)	$(22,898)

Note 13 — Segments

Following the TFI Acquisition on April 10, 2012, we determined that our business will be operated and managed through two segments: (a) the Fluids Management Division (which we previously referred to as Heckmann Water Resources or HWR); and (b) the Recycling Division (which we previously referred to as Heckmann Environmental Services or HES), which includes TFI. The consolidated financial results and the Recycling segment financial information include the TFI results of operations from April 10, 2012 (Note 3). As a result of the Recycling segment commencing on April 10, 2012, no historical comparative information is provided for the Recycling segment for the three and nine months ended September 30, 2011. The Company evaluates business segment performance on results from continuing operations before income taxes exclusive of interest expense and other general and administrative costs which are included in Corporate.

The following table presents selected financial information for our reporting segments for the three and nine months ended September 30, 2012 and September 30, 2011, respectively:

	Recycling	Fluids Management	Corporate	Total
Three Months Ended September 30, 2012
Revenue	$33,830	$59,220	$—	$93,050
Income (loss) from continuing operations before income taxes	4,866	(3,279)	(10,298)	(8,711)
Additions to fixed assets	631	8,531	—	9,162

Three Months Ended September 30, 2011
Revenue	—	47,768	—	47,768
Income (loss) from continuing operations before income taxes	—	6,290	(2,580)	3,710
Additions to fixed assets	—	28,997	113	29,110

Nine months ended September 30, 2012
Revenue	65,850	172,928	—	238,778
Income (loss) from continuing operations before income taxes	10,396	(5,316)	(26,794)	(21,714)
Additions to fixed assets	1,526	50,760	—	52,286
Goodwill	192,794	102,840	—	295,634
Total assets	281,618	523,715	21,490	826,823

Nine Months Ended September 30, 2011
Revenue	—	105,166	—	105,166
Income (loss) from continuing operations before income taxes	—	13,432	(10,067)	3,365
Additions to fixed assets	—	93,213	300	93,513

Note 14 — Subsidiary Guarantors

The consolidated balance sheets as of September 30, 2012 and December 31, 2011, the consolidated statements of operations and comprehensive loss for the three months and nine months ended September 30, 2012 and September 30, 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and September 30, 2011, for Heckmann Corporation, represent our combined 100% owned subsidiaries which guarantee the 9.875% Senior Notes and our 51% owned subsidiary that guarantees the 9.875% Senior Notes (collectively, the “Guarantors”) and our combined subsidiaries which are not Guarantors (collectively, the “Non-Guarantors”). Collectively, the Guarantors represent substantially all of the Company’s consolidated assets and operations. Heckmann Corporation has no independent assets or operations, the guarantees of the Guarantors are full and unconditional and joint and several, and the Non-Guarantors are minor, in each case as defined in Rule 3-10(h) of Regulation S-X.

The accounting policies of Heckmann Corporation, the Guarantors and the Non-Guarantors are the same as those described for us in the Summary of Significant Accounting Policies in Note 2 herein and in the Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Guarantors to transfer funds to Heckmann Corporation or to another Guarantor in the form of cash dividends, loans or advances.

Note 15 — Subsequent Events

On November 5, 2012 the Company’s wholly-owned subsidiary, Rough Rider Escrow, Inc., closed its previously announced offering of $150.0 million in aggregate principal amount of 9.875% senior notes due 2018. The net proceeds from the offering will be used to partially finance the pending merger of Badlands Power Fuels, LLC and to pay related fees and expenses. The senior notes were issued at a price of 100.250% of their principal amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.

Company Overview and Recent Developments

We are a services-based company that operates through two business segments: our Fluids Management Division (which we formerly referred to as Heckman Water Resources or HWR) and our Recycling Division (which we formerly referred to as Heckmann Environmental Services or HES).

Fluids Management provides total water solutions for “unconventional” oil and gas exploration and production. Fluids Management includes our water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline transport facilities and water infrastructure services for oil and gas exploration and production companies. Our strategy is to provide an integrated and efficient complete water solution to our customers through a full suite of services which we have built and will continue to build through organic growth and acquisitions.

We currently operate multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States including the Marcellus/Utica, Eagle Ford,, Haynesville, Barnett, Permian, Mississippian Lime and Tuscaloosa Marine Shale areas. We are currently expanding our business and operations into other hydrocarbon-rich shale areas. We serve customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling or “hydrofracturing” operations. We also transport fresh water for production and provide services for site preparation, water pit excavations and remediation. We provide these services utilizing our scaled infrastructure and asset base, which currently includes 26 disposal wells, approximately 600 trucks, 1,100 frac tanks, 50 miles of permanent pipeline and 200 miles of temporary pipeline operating in key unconventional resource basins. Complex water flows, in the forms of flowback and produced water, represent the largest waste stream from these unconventional methods of hydrocarbon exploration and production. Flowback water volumes represent approximately 15%–20% of the millions of gallons of water used during fracking that is returned to the surface generally within the first two to three weeks after hydrofracturing has commenced and the well starts producing. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. We provide, and continue to develop, total water service solutions for the effective and efficient delivery, treatment and disposal of fresh water, flowback and produced water flows resulting from increased exploration in these unconventional oil and gas fields.

Recycling provides environmental and waste recycling solutions to our customers through collection and recycling services for waste products, including UMO, which we process and sell as RFO, oily water, spent antifreeze, used oil filters and parts washers, and provision of complementary environmental services for a diverse commercial and industrial customer base. Recycling operates a highly scalable network infrastructure of 36 processing facilities, approximately 385 tanker trucks, vacuum trucks and trailers and over 190 railcars. With a geographic presence in 19 states stretching from Washington to Texas, Recycling provides its services to a diverse range of more than 20,000 commercial and industrial customer locations. We offer customers a reliable, high-quality and environmentally responsible solution through our “one-stop”.

Trends Affecting Our Operating Results

Our results are driven by demand for our services, which are in turn affected in our Fluids Management Division by production trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of flowback water being managed) and active wells (which impacts the amount of produced water being managed). Activity in the oil and gas drilling industry is also affected by market prices for those commodities, with persistent low natural gas prices and generally high oil prices driving reduced drilling and production in “dry” shale areas such as Barnett, Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource, and the relocation of assets and increased drilling activity in the liquids-rich or “wet” shale areas, such as the Utica, Eagle Ford, Mississippian Lime and Bakken Shale areas, where oil is the predominant natural resource. Recent declines in natural gas prices have caused many natural gas producers to announce reductions in capital budgets for future periods. These cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas and accordingly reduced demand for our services in these areas. Beginning in late 2011, we have actively transferred certain operating assets to oil- and liquids-rich wet shale areas where drilling activity is more robust. This redeployment activity occurred primarily in the first six months of 2012, however we continue to seek to strategically relocate our assets to those areas where we believe demand is highest and other market conditions for our services are favorable. In our Recycling Division, demand for our services is primarily driven by oil and gas prices. While increased prices increase the cost to us of UMO, increases in those prices generally also cause increases in the price of, and demand for, RFO, as a lower cost, higher British Thermal Units (“BTU”) alternative to diesel fuel and, to re-refiners, as a critical feedstock for the production of base lubricants. Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have been building through acquisitions and capital expenditure growth over the last several years, (ii) transportation costs, which are affected by fuel costs , (iii) utilization rates for our equipment, which are also affected by the level of drilling and production activities, and our ability to relocate our equipment to areas in which oil and gas production activities are growing, (iv) labor costs, which have been generally increasing through the periods discussed due to tight labor market conditions and increased government regulation, including the Affordable Care Act, (v) depreciation and amortization, which have been increasing as we have expanded our asset base, (vi) business mix between our Fluids Management services and our Recycling services, (vii) seasonality and weather events and (viii) our health, safety and environmental performance record.

Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, which can limit comparability of our results from period to period. We completed one major transaction and we expect to complete another in 2012 that will substantially change our future operating results from our historical operating results: the TFI Acquisition, completed in April 2012, and our pending merger transaction with Power Fuels (discussed further below), which will be our largest transaction to date.

Acquisition Activities

During the third quarter of 2012, we entered into the Merger Agreement with Power Fuels and completed the acquisition of a majority interest in Appalachian Water Services, LLC, both in our Fluids Management Division.

Power Fuels Merger. On September 3, 2012, we and our subsidiary, Rough Rider Acquisition, LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Power Fuels and the sole member of Power Fuels, Mark D. Johnsrud. Power Fuels is a privately held North Dakota-based environmental services company providing water delivery and disposal, fluids transportation and handling, water sales and related equipment rental services for unconventional oil and gas exploration and production businesses. Subject to satisfaction of the terms and conditions set forth in the Merger Agreement, Power Fuels and its subsidiaries will become wholly-owned subsidiaries of Heckmann as a result of the Merger. We expect to consummate the Merger in the fourth quarter of 2012.

Pursuant to the terms of the Merger Agreement, the Merger consideration will consist of the following:

•

95.0 million unregistered shares of our common stock, $0.001 par value per share, of which 10.0 million shares will be placed into escrow for up to three years to pay certain potential indemnity claims; and

•	cash of $125.0 million, subject to adjustment as discussed below.

In addition, we will assume or repay all of the outstanding indebtedness of Power Fuels as of the Merger closing date, which is targeted to be $150.0 million. Pursuant to a formula set forth in the Merger Agreement, the cash portion of the Merger consideration is subject to adjustment based on Power Fuels’ unpaid transaction expenses at closing and the extent, if any, by which Power Fuels’ working capital and indebtedness on the Merger closing date differ from target working capital and indebtedness amounts, as well as an adjustment related to Mr. Johnsrud’s income tax exposure (subject to Power Fuels delivering in excess of $150.0 million in EBITDA for the period from January 1, 2012, through the closing of the merger).

Based on an assumed price of $3.63 per share of our common stock, estimated using a volume weighted average price of our common stock for the five trading days ending September 7, 2012, the total Merger consideration (including the target assumed indebtedness) is approximately $619.9 million, prior to further adjustment.

The rules of the New York Stock Exchange (the “NYSE”), on which our common stock is listed, require stockholder approval of the issuance of the shares of common stock. In addition to such stockholder approval, the consummation of the Merger is subject to other customary closing conditions. However, the Merger is not conditioned on obtaining financing. In addition to obtaining stockholder approval and financing for the Merger, certain risks and uncertainties related to the proposed Merger include:

•	the incurrence of significant additional indebtedness in connection with financing the Merger including repaying or refinancing Power Fuels’ debt;

•	failure to consummate or delay in consummating the transaction;

•	the possibility that the expected benefits of the transaction may not materialize as expected;

•	disruption from the proposed transaction making it more difficult to maintain business and operational relationships; and

•	the failure to successfully integrate the services, infrastructure and employees of Heckmann and Power Fuels.

Appalachian Water. On September 4, 2012, we completed the acquisition of a majority interest in AWS for consideration of 3,258,508 shares of our common stock registered on our Form S-4. AWS owns and operates a wastewater treatment recycling facility specifically designed to treat and recycle water involved in the hydraulic fracturing process in the Marcellus Shale area.

Financing Activities

As more fully described in Note 10 of the Notes to Consolidated Financial Statements herein, in connection with the TFI Acquisition, on April 10, 2012, we (i) issued $250.0 million in aggregate principal amount of 9.875% Senior Notes; and (ii) entered into a new $150.0 million senior revolving credit facility (the “existing credit facility”) following repayment and termination of our previous credit facility. On August 17, 2012, we completed a registered exchange offer of the 9.875% Senior Notes. On November 5, 2012, we closed on the issuance by our wholly-owned subsidiary, Rough Rider Escrow, LLC, of $150.0 million in aggregate principal amount of 9.875% Senior Notes Due 2018 (the “Subsidiary Notes”). The net proceeds of the Subsidiary Notes offering have been placed into an escrow account and will be used to partially finance the Merger and related fees and expenses. Upon closing the Merger, the Subsidiary Notes will be assumed by us and redeemed in exchange for $150.0 million in aggregate principal amount of 9.875% Senior Notes Due 2018 (the “Additional Notes”), which are expected to constitute an additional issuance of the 9.875% Senior Notes.

In addition, in conjunction with the consummation of the Merger, we plan to amend our existing credit facility to, among other things, increase the revolving credit facility thereunder from $150.0 million to $300.0 million. We have received commitments from lenders for the full $300.0 million revolving credit facility. The amendment is subject to certain closing conditions, including the negotiation of definitive documentation. We expect to use borrowings under the amended credit facility to repay or refinance some or all of the Power Fuels’ debt in connection with the Merger and to pay related fees and expenses, as well as for working capital and general corporate purposes, including acquisitions.

The accompanying Consolidated Financial Statements have been prepared by management in accordance with the instructions to Form 10-Q and the rules and regulations of the SEC. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2011 Annual Report on Form 10-K, filed with the SEC on March 8, 2012.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue

Revenue for the three months ended September 30, 2012, increased $45.3 million, or 95%, to $93.1 million versus the same period in the prior year. The significant increase in revenue during the three months ended September 30, 2012, was primarily attributable to the impact of the TFI Acquisition in April 2012, the impact of other acquisitions completed during the first nine months of 2012, as well as the continued organic growth of the Company’s Fluids Management division.

In the Fluids Management segment, revenue for the quarter ended September 30, 2012, grew by $11.5 million, or 24%, to $59.2 million, due to acquisitions completed during 2012 (which represented approximately 45% of the growth), as well as organic growth primarily in the Eagle Ford and Marcellus shale areas due to the expanded asset base in these basins and revenue from a contract with a major customer which commenced in late 2011. Revenue growth during the quarter was negatively impacted by reduced pricing in 2012 attributable to a shift in business mix as customer completion activities in dry gas shale areas decreased significantly, resulting in competitive price pressures for production related services. Finally, revenue from the produced water pipeline increased approximately 57% in the 2012 quarter as compared to the year ago quarter as portions of the pipeline were out of service during the 2011 period. In the Recycling segment, revenue totaled $33.8 million and was favorably impacted by higher prevailing prices for the sale of RFO in the 2012 quarter compared to the year-ago period, driven by improved product allocation and contracting strategies that had a favorable impact on the sales price for reprocessed fuel oil.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $76.6 million (82.4% of revenue) for the three months ended September 30, 2012 from $35.8 million (74.9% of revenue) for the same period in 2011, resulting in a lower overall gross profit margin in the 2012 quarter than in the corresponding quarter of 2011 (17.6% in 2012 down from 25.1% in 2011). The gross margin decline from comparable 2011 periods occurred in both segments of the Company’s business, as described below.

In the Fluids Management segment, cost of goods sold in the three months ended 2012 amounted to $53.2 million, or 89.9% of segment revenues, compared to $35.8 million, or 74.9% of segment revenue, in the same period in 2011. The 2012 period included higher depreciation costs as a percentage of revenue (increase of $3.4 million) due to the significant level of capital investment during 2011 and through September 2012. Fleet utilization levels have been adversely affected by the redeployment of diesel trucks from the Haynesville shale area into other more active shale areas as new LNG-powered trucks were placed into service beginning in late 2011 and continuing through mid-2012. Additionally, other operating costs increased as a percentage of revenue during 2012 in part due to the lower pricing and business mix issues referred to previously, which adversely impacted the segment’s gross profit margin in the 2012 quarter versus the year-ago period.

In the Recycling segment, cost of goods sold was $23.4 million, or 69.2% of segment revenue during the three months ended September 30, 2012. Cost of goods sold in the 2012 quarter included higher costs of procuring UMO and increased logistics costs associated with more rail shipments during the 2012 period compared to the same period in 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012, increased to $15.9 million from $9.3 million for the comparable 2011 period. The increase stems primarily from the inclusion of the general and administrative expenses of the Recycling segment resulting from the April 2012 TFI Acquisition which amounted to $5.6 million (including amortization expense of $3.9 million resulting from the acquired intangibles of TFI). Additionally, 2012 general and administrative expenses included increased amortization expense (up $1.0 million in 2012 vs. 2011) related to acquired intangibles in connection with 2011 and 2012 acquisitions in the Fluids Management segment, transaction costs of $1.4 million and higher staffing and other infrastructure costs to support our growth.

Income from Operations

We had income from operations of $0.5 million for the three months ended September 30, 2012, compared to $2.7 million for the same period in 2011. Fluids Management incurred an operating loss of $(1.2) million during the 2012 period, primarily the result of the higher cost of goods sold and reduced gross profit described previously. Operating income in Recycling was $4.8 million, as described in the preceding paragraphs.

Interest Income (Expense), net

During the three months ended September 30, 2012, we recorded net interest expense of $7.0 million compared to $1.4 million for the three months ended September 30, 2011. The increase in interest expense during the 2012 period was primarily due to interest costs associated with the 9.875% Senior Notes issued in April 2012. Additionally, during the three months ended September 30, 2011, we had higher levels of cash, marketable securities and certificates of deposit than in the 2012 period. The 9.875% Senior Notes and a significant portion of existing available cash resources, including marketable securities and certificates of deposit, were used to fund the TFI Acquisition and retire existing bank indebtedness on April 10, 2012 (Notes 3 and 10).

Other Income (Expense), net

Other expense, net amounted to $(2.3) million in the 2012 quarter and consisted primarily of losses on the disposition of certain assets previously used in the Fluids Management segment. For the three months ended September 30, 2011, other income , net amounted to $ 2.5 million and consisted primarily of income related to net changes in the fair value of contingent consideration associated with the performance based earn-out related to two acquisitions.

Income Taxes

Our income tax expense for the three months ended September 30, 2012 was $0.6 million, consisting of state income taxes. Income tax expense for the three months ended September 30, 2011 was $1.1 million.

Net Income (Loss) from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2012 was $(9.3) million compared to net income of $2.6 million for the period in 2011, as a result of the items described in the preceding paragraphs.

Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2011 of $(23.7) million relates to the operations of China Water prior to its September 30, 2011, disposition and abandonment and the loss on its disposition (Note 12).

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue

Revenue for the nine months ended September 30, 2012 increased $133.6 million, or 127.0%, to $238.8 million compared to the same period in 2011. The significant increase in revenue during the 2012 nine-month period was greatly affected by our acquisition activities, including the TFI Acquisition in the Recycling segment along with other acquisitions completed in 2011 and through September 30, 2012 in the Fluids Management segment.

In the Fluids Management segment, revenue for the nine months ended September 30, 2012 grew by $67.8 million, or 64.4%, to $172.9 million. In addition to revenue growth from acquisitions completed during 2011 and 2012, which represented approximately half of the total growth during the period, the Fluids Management segment realized organic growth from investments and asset redeployments primarily in the Eagle Ford and Marcellus shale areas, in part resulting from a contract with a major customer that commenced in late 2011. Consistent with the previous quarter-over-quarter discussion, revenue growth in the 2012 period was negatively affected by somewhat weaker pricing in certain shale areas due to business mix issues and resulting competitive pressures. In addition, the 2012 nine-month period includes increased revenue from our produced water pipeline in the Haynesville shale area (up approximately 80% in 2012 vs. the same period in 2011), portions of which were under construction and out of service during the period from February 2011 through September 2011.

As discussed previously, revenue generated by our Recycling segment, which resulted from the TFI Acquisition, totaled $65.9 million since the date of its acquisition and benefited from higher RFO prices compared to the year-ago period.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $200.3 million (83.9% of revenue) for the nine months ended September 30, 2012 from $78.7 million (74.8% of revenue) for the corresponding period in 2011, which resulted in a reduced overall gross profit margin in the 2012 period compared to 2011 (16.1% in 2012 vs. 25.2% in 2011).

In the Fluids Management segment, cost of goods sold in the 2012 nine-month period was $155.6 million (90.0% of related revenue) versus $78.7 million (74.8% of segment revenue) in the same period of 2011. Included in cost of goods sold in 2012 was substantially higher depreciation expense (increase of $14.0 million) related to the significant level of investment during 2011 and through September 2012, including pipeline assets, disposal wells and fleet additions. As previously noted in the quarter-over-quarter discussion, mobile asset utilization levels have been adversely affected by the redeployment of diesel trucks to liquids-rich shale basins during 2012 as new LNG-fueled trucks were placed into service in the Haynesville and Barnett shale areas. Additionally, the pricing pressures referred to previously further reduced gross profit margins in 2012 compared to 2011 levels.

As noted previously, cost of goods sold in our Recycling segment was $44.7 million, or 67.9% of segment revenue, and reflected higher costs of procuring used motor oil as well as increased logistics costs, primarily rail, compared to the same period of 2011. These higher costs partially offset the improved pricing realized from RFO sales during the period.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 amounted to $39.0 million compared to $23.0 million in the comparable period of 2011, primarily due to the general and administrative expenses of the Recycling segment totaling $10.8 million, which included the amortization of the TFI acquired intangibles. In addition, general and administrative expenses included increased amortization of intangible assets of the Fluids Management segment due to 2011-2012 acquisition activity, and higher levels of transaction costs as well as higher personnel and related infrastructure costs to support the overall business growth.

Income (Loss) from Operations

We had a loss from operations of $(0.6) million for the nine-month period ended September 30, 2012 compared to operating income of $3.5 million for same 2011 period as a result of the factors discussed previously. Our Fluids Management segment incurred an operating loss of $(2.7) million during the 2012 nine-month period, primarily the result of the depressed gross profit described previously, while operating income in the Recycling segment amounted to $10.4 million.

Interest Income (Expense), net

Interest expense, net of interest income, totaled $15.9 million during the nine months ended September 30, 2012 compared to $2.6 million in the same period of 2011, principally due to interest on the $250.0 million 9.875% Senior Notes issued on April 10, 2012 in connection with the TFI acquisition and relatively higher outstanding borrowings under bank credit facilities in 2012 prior to the payoff of our previous credit facility on April 10, 2012 (Note 10). Additionally, we had lower levels of cash and investments during 2012 versus 2011. The use of available cash and increased borrowings under our credit facilities throughout 2011 and prior to April 2012 were used to fund a significant capital investment and acquisition program as part of our growth strategy.

Other Income (Expense), net

Other expense, net amounted to $5.2 million in the nine months ended September 30, 2012 and included the write-off of unamortized costs related to our previous credit facility which was paid off and replaced in April 2012 (Note 10), as well as the third quarter losses on disposal of assets in the Fluids Management segment described previously. For the 2011 nine month period, other income, net amounted to $2.9 million consisted mainly of income resulting from net changes in the fair value of contingent consideration associated with performance based earn-outs related to two previous acquisitions.

Income Taxes

Our income tax benefit for the nine months ended September 30, 2012 was $19.2 million, resulting from the TFI Acquisition, which required a reassessment and reduction in the valuation allowance previously established for certain deferred tax assets, primarily related to our ability to use our NOLs in the future (Note 8). Income tax expense for the nine months ended September 30, 2011 was $0.9 million.

Income (Loss) from Continuing Operations

As a result of the items described in the preceding paragraphs, net loss from continuing operations for the nine months ended September 30, 2012 was approximately $(2.5) million versus net income from continuing operations of $2.4 million for the same period of 2011.

Loss from Discontinued Operations

Our net loss from discontinued operations for the nine months ended September 30, 2011 of approximately $22.9 million relates to the operations of China Water prior to its September 30, 2011 disposition and abandonment (Note 12), along with losses recorded on the disposal, net of tax.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, organic growth initiatives and strategic acquisitions and investments, maintenance of our existing truck fleet, pipelines and other equipment and assets, interest payments and other debt services obligations, and lease payments. Our primary sources of liquidity are cash generated from operations and available borrowings under our credit facilities. We have in the past, and may in the future, also access the debt and equity capital markets.

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

As discussed in Note 10 of the Notes to Consolidated Financial Statements, in April 2012, we issued $250 million of 9.875% Senior Notes in connection with the TFI Acquisition and entered into our existing $150.0 million senior revolving credit facility to provide additional liquidity to support anticipated growth, working capital needs and other general corporate purposes. The existing credit facility bears interest at LIBOR plus an applicable margin and matures in April 2017. At September 30, 2012, we had no borrowings outstanding under the existing credit facility. Cash and cash equivalents amounted to approximately $11.7 million at September 30, 2012.

All obligations under the existing credit facility are, and will continue to be under our amended credit facility, guaranteed by all of our material domestic subsidiaries, as defined in the existing credit facility, and are secured by substantially all of our assets, including our accounts receivable, inventory and equipment. In addition, under our existing credit facility we are required, and we expect that we will continue to be required under our amended credit facility, to comply with certain financial covenants, including a maximum total debt leverage ratio, a maximum senior secured debt leverage ratio and a minimum interest coverage ratio. As of September 30, 2012, we were in compliance with these covenants.

Capital Expenditures

Capital expenditures for nine months ended September 30, 2012, excluding acquisitions, amounted to $54.2 million , reflecting significant capital outlays primarily related to pipeline construction and expansion projects and disposal wells. Substantially all transportation fleet additions in 2012 have been financed through capital leases, totaling approximately $0.4 million and $20.4 million for the three and nine months ended September 30, 2012, respectively, and are included in the aforementioned capital expenditures. We expect that our capital expenditures will decrease over the next twelve months as we focus on improving the utilization of our existing assets. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for the remainder of 2012, as well as any acquisitions we choose to pursue including the Merger with Power

Fuels, will likely be financed through a combination of cash on hand, cash flow from operations, borrowings under our amended credit facility and capital leases, and, in the case of acquisitions, issuances of equity. We may also issue additional debt securities. We believe that our operating cash flow, cash reserves and borrowings under our amended credit facility will be sufficient to finance our cash requirements following the Merger for current and future operations, anticipated capital expenditures and debt service for the next twelve months. Should operating cash flows or activity levels post-Merger prove to be insufficient to warrant our currently planned capital spending levels, management expects that it will adjust our capital spending plans accordingly.

While we believe that our cash, cash equivalents, investments and availability under our amended credit facility will be sufficient to facilitate planned capital expenditures that we may undertake in the next twelve months, we may seek to raise additional financing during the next twelve months in order to support our growth, including possible acquisitions, or to maintain a strong balance sheet with sufficient cash and liquidity.

We believe that our cash resources, cash generated from operations, and available liquidity under our amended credit facility will be sufficient to support our working capital requirements, facilitate planned capital expenditures that we may undertake and service our debt obligations, including following completion of the Merger.

Working Capital

As of September 30, 2012 and December 31, 2011, our working capital (exclusive of the current portion of indebtedness) was $42.1 million and $102.2 million, respectively. The overall decrease in our working capital since year-end 2011 was primarily due to: (a) lower levels of cash and investments at September 30, 2012, (b) higher receivables at September 30, 2012 linked to the significant growth in revenue, (c) higher levels of other current assets in 2012 and increased accounts payable and accrued liabilities in 2012, both of which are associated with the growth of the business, and (d) higher accrued interest in 2012 due to increased indebtedness, specifically the 9.875% Senior Notes. As of September 30, 2012, we had $11.7 million of cash on hand.

Cash Flows for the Nine Months Ended September 30, 2012

Cash provided by operating activities from continuing operations was $17.9 million in the 2012 nine-month period compared with $3.5 million of cash used in operating activities from continuing operations in the same period of 2011. The additional cash provided was attributable to increased cash flow from operations exclusive of working capital as well as lower cash requirements for working capital, primarily accounts receivable and accounts payable and accrued liabilities. Net cash used in operating activities from discontinued operations was $2.3 million in the nine months ended June 30, 2011 related to the discontinued China Water operations (Note 12).

Cash used in investing activities from continuing operations amounted to $254.0 million in the 2012 nine-month period compared with $107.5 million in the same period of 2011. The increased in cash requirements in 2012 was attributable to (a) higher cash requirements for acquisitions in 2012, principally for the TFI Acquisition, (b) a reduction in net cash generated from the sale of marketable securities and certificates of deposit in 2012 compared to 2011 and (c) reduced cash requirements for capital expenditures in 2012 versus the year-ago period. Beginning in 2012, the Company began utilizing leasing arrangements for the majority of the fleet requirements in its Fluids Management segment and during the nine months ended September 30, 2012, the Company entered into capital leases totaling approximately $20.4 million to finance light and heavy duty trucks (excluding operating leases utilized by TFI in the Recycling business segment). Net cash used in investing activities by the discontinued China Water operations was $2.5 million for the nine months ended June 30, 2011 (Note 12).

Cash provided by financing activities was $167.5 million in the nine months ended September 30 2012 compared with $60.1 million in the same period a year ago. The 2012 activity was primarily attributable to (a) $74.4 million of net proceeds realized from the sale of 18.2 million shares of our common stock in a public offering at a price of $4.40 per share, pursuant to our universal shelf registration statement, which closed on March 30, 2012, (b) net proceeds totaling $248.6 million from the issuance of 9.875% Senior Notes in April 2012, (c) the retirement of amounts outstanding under our former credit agreement and (d) payment of financing costs associated with the 9.875% Senior Notes and new bank credit facility in April 2012. The 2011 financing activity was primarily related to borrowings and payments on debt facilities.

Contractual Obligations

The following table summarizes our contractual obligations and borrowings as of September 30, 2012, and the timing and effect that these commitments are expected to have on our liquidity and capital requirements in future periods. Potential payments for contingent consideration described in Note 11 to the Notes to our Consolidated Financial Statements have been excluded from the table below. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business. Interest expense is based on our $250.0 million aggregate principal amount of 9.875% Senior Notes.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$4,647	$8,952	$7,437	$250,000	$270,836
Interest expense	24,688	49,375	49,375	24,687	148,125
Quarterly obligation under purchase agreement	525	—	—	—	525
Operating lease obligations	3,564	4,751	2,816	1,615	12,946

Total	$33,424	$63,078	$59,628	$276,302	$432,432

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

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of EPS. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-05 on the consolidated financial statements and related disclosures was not significant.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies in the nine months ended September 30, 2012 from those contained in our 2011 Annual Report on Form 10-K.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our existing credit facility and the determination of interest rates based on, among others, the LIBOR Index Rate.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we performed an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the United States Securities and Exchange Commission (“SEC”) under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

See “Litigation” in Note 11 of the Notes to our Consolidated Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our 2011 Annual Report on Form 10-K filed with the SEC on March 8, 2012 and our Current Report on Form 8-K filed with the SEC on April 10, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2012, we issued 4,050,926 shares of our common stock pursuant to a private placement pursuant to the exemption from registration provided by Section 4(a)(2) under the Securities Act in connection with the TFI Acquisition. The information required by this Item was previously included in our Current Report on Form 8-K that was filed with the SEC on April 13, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.2	Merger Agreement by and among Badlands Energy, LLC, Mark D. Johnsrud, the sole member of Badlands Energy, LLC, Heckmann Corporation, and Rough Rider Acquisition, LLC, a wholly-owned subsidiary of Heckmann Corporation (incorporated herein by reference to Exhibit 2.1 to Heckmann Corporation’s Current Report on Form 8-K filed on September 4, 2012).

2.2A	Voting Agreement by and among Heckmann Corporation, Rough Rider Acquisition, LLC and the principal stockholders party thereto (incorporated herein by reference to Exhibit 2.1 to Heckmann Corporation’s Current Report on Form 8-K filed on September 4, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed on September 4, 2007).

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed on November 5, 2008).

3.1B	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1B to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed on October 26, 2007).

4.1	Indenture dated as of April 10, 2012, by and among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 13, 2012).

4.1A	First Supplemental Indenture dated as of April 10, 2012, by and among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1A to the Current Report on Form 8-K filed on April 13, 2012).

4.1B	Second Supplemental Indenture dated as of September 19, 2012, by and among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the United States Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012

/s/ Richard J. Heckmann
Name:	Richard J. Heckmann
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jay Parkinson
Name:	Jay Parkinson
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)