Form 10-K
period 2012-12-31
Heckmann Corp
filed 2013-03-18
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33816

(A Delaware Corporation)

I.R.S. Employer Identification No. 26-0287117

14646 N. Kierland, Suite 260, Scottsdale, Arizona 85254

Telephone: (602) 903-7828

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $632,552,451 based on the closing sale price on such date as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

The number of shares outstanding of the registrant’s common stock as of March 12, 2013 was 266,169,474.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 8, 2013, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•

the benefits of our completed and future merger, acquisition and disposition transactions, including the November 2012 merger of Badlands Power Fuels, LLC, or “Power Fuels,” with and into one of our wholly-owned subsidiaries, and any future mergers, acquisitions or dispositions; and

•

plans to increase operational capacity, including additional trucks, saltwater disposal and underground injection wells, frac tanks, rail cars, processing facilities and pipeline construction or expansion.

You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” similar expressions, and variations or negatives of these words.

These forward-looking statements are based on information available to us as of the date of this Annual Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

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

•	difficulties in identifying and completing acquisitions, and differences in the type and availability to us of consideration or financing for such acquisitions;

•	difficulties encountered in integrating acquired or merged assets, businesses, employees and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	availability of supplies of used motor oil and demand for refined fuel oil, and prices thereof;

•	fluctuations in prices and demand for commodities such as oil and natural gas;

•	changes in customer drilling activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

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

•	changes in economic conditions in the markets in which we operate or in the world generally, including as a result of political uncertainty;

ii

•

reduced demand for our services, including due to regulatory or other influences related to extraction methods such as fracturing, shifts in production into shale areas in which we do not currently have operations or the loss of key customers;

•	control of costs and expenses;

•	present and possible future claims, litigation or enforcement actions or investigations;

•

natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism that may impact our corporate headquarters, assets, including wells or pipelines, distribution channels, or which otherwise disrupt the markets we serve;

•	the threat or occurrence of international armed conflict;

•	the unknown future impact on our business from the Affordable Care Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated thereunder;

•

risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction and re-refining businesses, particularly relating to water usage, disposal, transportation and treatment, uses of refined fuel oil, collection of used motor oil and transportation of oil; and

•	other risks identified in this Annual Report or referenced from time to time in our filings with the United States Securities and Exchange Commission, or the “SEC.”

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

iii

PART I

ITEM 1.	BUSINESS

When used in this Annual Report, the terms “Heckmann,” the “Company,” “we,” “our,” and “us” refer to Heckmann Corporation and its consolidated subsidiaries, unless otherwise specified.

Overview

Heckmann Corporation is an environmental solutions company. The Company is one of the largest companies in the United States dedicated to providing comprehensive and full-cycle environmental solutions to our customers in energy and industrial end-markets. The Company focuses on the delivery, collection, treatment, recycling, and disposal of restricted solids, water, waste water, used motor oil, spent antifreeze, waste fluids and hydrocarbons. Heckmann continues to expand its suite of environmentally compliant and sustainable solutions to customers that demand environmental compliance and accountability from their service providers.

The following chart describes our strategic focus on providing comprehensive environmental solutions to our customers in industrial and energy end-markets, and the assets we currently possess that allow us to execute on our strategy:

	Delivery	Collection	Treatment	Recycling	Disposal
Solutions	• Fresh water to drilling sites for hydraulic fracturing • Drilling fluids	• E&P liquid waste from fracking • E&P liquid waste from ongoing production • E&P solid waste • Used oil filters • Anti-freeze	• Used motor oil (UMO) into Reprocessed Fuel Oil (RFO) • Oily waste water	• Used oil filters • Anti-freeze • E&P flowback water	• Liquid waste

Assets	• Over 1,200 trucks • Approximately 4,200 frac tanks and 1,900 upright and other tanks • Over 200 rail cars • 50 miles of freshwater delivery pipeline • 50 miles of produced water collection pipeline

•   Appalachian Water Services, LLC (“AWS”) plant – a wastewater treatment recycling facility specifically designed to treat and recycle water involved in the hydraulic fracturing process in the Marcellus Shale area

•   34 Thermo Fluids, Inc. (“TFI”) treatment facilities – process UMO into RFO

• 46 liquid waste disposal wells

Since the closing of the Thermo Fluids Inc. (“TFI”) acquisition on April 10, 2012, we have operated through two business segments: our Fluids Management Division (formerly Heckmann Water Resources or HWR); and our Recycling Division (formerly Heckmann Environmental Services or HES), which includes TFI. Fluids Management addresses the pervasive demand for diverse water solutions required for the production of oil and gas in an integrated and efficient manner through various service and product offerings. Fluid Management’s services include water delivery and disposal, trucking, fluids handling, treatment, permanent pipeline facilities, water infrastructure services and equipment rental services for oil and gas exploration and production companies. Fluids Management also transports fresh water for drilling and completion activities and provides services for water pit excavations, site preparation and remediation.

Fluids Management operates in the United States in the Haynesville, Eagle Ford, Marcellus/Utica, Tuscaloosa Marine, Barnett, Mississipian Lime and Permian Basin Shale areas and since the completion of the merger with Badlands Power Fuels, LLC (“Power Fuels”) on November 30, 2012 with and into a wholly-owned subsidiary, the Bakken Shale area. Fluids Management serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling, or “hydrofracturing,” operations. Fluids Management also includes our majority investment in Appalachian Water Services, LLC (“AWS”), which owns and operates a state-of-the-art wastewater treatment facility specifically designed to treat and recycle water involved in the hydraulic fracturing process in the Marcellus Shale area.

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

During 2013, the Company intends to commence an internal reorganization with the intention of managing the Company’s operations by end-markets served, which currently include energy and industrial markets. The Company expects that its business operations will consist of three operating segments: one of which (“Industrial Recycling Solutions”) will focus primarily on industrial end-markets, and the other two of which (“Oil Shale Solutions” and “Gas Shale Solutions,” and collectively “Shale Segments”) will focus on the shale energy end-markets. In each of these proposed operating segments, our focus will be dedicated to achieving our strategic objective of providing comprehensive environmental solutions to our customers centering on the delivery, collection, treatment, recycling, and disposal of restricted products.

In the operating segments focused on energy end-markets, we provide environmental solutions for exploration and production (“E&P”) companies focused on the extraction of oil and natural gas resources from shale or “unconventional” basins. Pro forma for the operations of Power Fuels, which we merged with in the fourth quarter of 2012, approximately 70% of our shale-related revenues are derived from areas where oil or liquids drive activity, with the remaining 30% from natural-gas focused areas. We currently operate in the following shale basins: Bakken, Eagle Ford, Marcellus, Utica, Haynesville, Barnett, Tuscaloosa Marine, and Mississippian Lime Shale areas and the Permian Basin shale area.

We also provide environmental solutions for industrial end-markets, including the collection, treatment, and recycling of waste products including used motor oil, or “UMO,” wastewater, spent antifreeze, used oil filters, and parts washers. We collected approximately 53 million gallons of used oil in 2012, making us the largest used oil collection and recycling company in the Western U.S. We also are a leading seller of reprocessed fuel oil (“RFO”), and provide other complementary collection, treatment, recycling, and disposal services to industrial customers.

During 2013, we expect our operating segments to consist of:

•

Oil Shale Solutions: includes our operations in the Bakken Shale area of North Dakota, which includes the operations of Power Fuels, which we merged with in the fourth quarter of 2012, the Utica, the Eagle Ford, the Tuscaloosa Marine, the Mississippian Lime, and the Permian Basin shale areas;

•

Gas Shale Solutions: includes our operations in the North & South Marcellus Shale area, our operations in the Haynesville Shale area, including our pipeline delivery and collection assets, and our operations in the Barnett Shale area; and

•	Industrial Recycling Solutions: includes the operations we acquired in the second quarter of 2012 from TFI, and currently includes operations in 19 states.

Competitive Strengths

We believe our business possesses the following competitive strengths which position us to serve our customers and grow our revenue and cash flow:

•

Leading Transportation & Logistics Network to Control Delivery and Collection. We have a transportation and logistics network consisting of over 1,200 trucks, 200 rail cars, 50 miles of freshwater delivery pipeline and 50 miles of produced water collection pipeline. The products we move with our network include fresh water, drilling fluids, liquid/solid waste, used oil filters, spent anti-freeze, used motor oil, and oily waste water, and allow us to ensure our customers that their restricted environmental products are being controlled in a safe and responsible manner as they make their way to either treatment, recycling, or disposal options.

•

Customer Base That Is Highly Focused on Environmental Responsibility and Compliance. Our customers are extremely concerned with conducting their operations with high levels of environmental responsibility and compliance, and place a premium on a national environmental solutions provider who is focused exclusively on the safe and responsible delivery, collection, treatment, recycling, and disposal of their restricted environmental products. In our energy end-markets there is a significant amount of scrutiny on the environmental impact of shale oil and gas production. We believe major integrated and international energy companies are likely to play an increasing role in the development of unconventional shale areas, and have shale operations in multiple basins. As a result, we believe there is significant demand for a focused environmental solutions company, such as Heckmann, that is not distracted by other service offerings, including downhole services. In our Industrial Recycling Solutions division, the collection of UMO is subject to stringent regulatory requirements and facility permitting processes that, depending on the type of facility, can take several years to complete. We provide customers in both segments the ability to effectively outsource many of the regulatory issues surrounding their business and allow them the ability to focus on their core competencies.

•

National Operating Footprint to Serve Customers that Operate in Multiple Shale Basins. We are one of the few companies solely focused on environmental solutions that has a national operating capability with a strong presence in the majority of the unconventional shale basins. An increasing number of customers operating in shale basins have a presence in multiple basins, including a growing number of super majors, majors, and large independent companies. As a result, we believe we have a competitive advantage relative to many smaller competitors because we are able to have a national-level dialogue with these customers on environmental solutions and provide a consistent and comprehensive solutions-based approach to their environmental needs across their operations in various basins.

•

Rapidly Growing Market Segment with No Pure Environmental Solutions Competitor. We believe that our energy end-markets present our Company with a highly unique growth opportunity. Many outside analysts are predicting significant growth in U.S. domestic oil and natural gas production, largely as a result of advances in drilling and completion techniques in the unconventional shale basins that we operate in. These new techniques require significant environmental solutions to deal with restricted waste products, and our customers are extremely focused on the responsible and safe handling of these products. As such, we believe that our strategy of providing a comprehensive environmental solution, from collection through disposal, provides us a strong competitive advantage. Many of our competitors offer only a component of this value chain, and offer environmental services as a small component of their overall business services. We believe our singular focus on surface-related environmental solutions allows us to provide our customers with a national, consistent, professional and highly focused value proposition that is highly differentiated from many of our competitors.

•

Cash Flow Visibility with a Strong Customer Base. We have a diversified business model that provides us with cash flow visibility. A portion of our revenue is derived from environmental product flows that comes from wells that have already been drilled, and we believe their ongoing production is a function of marginal costs of production. Our Industrial Recycling Solutions division further diversifies our cash flow profile and end-market concentration. We have a strong customer base that includes a majority of the largest global super major and major energy companies, as well as a number of large industrial customers.

•

Operational, Environmental and Regulatory Expertise. We believe our management team and employees have developed significant expertise regarding the issues surrounding environmental waste products, and can efficiently and safely provide services to our customers to manage this aspect of their business. We can use this ability to provide excellent service and identify new solutions for our customers. We expect demand for our services to increase as regulations increase the financial and operational burdens on our customers.

Strategy

Our strategy is to continue to expand our solutions-based relationships with our customers and provide a comprehensive, full-cycle environmental solution including delivery, collection, treatment, recycling, and disposal of environmental waste products. The principal elements of our business strategy are to:

Leverage Our Transportation Network to Expand Treatment, Recycling, and Disposal Solutions. We intend to leverage our advanced transportation and logistics system to continue to expand our treatment, recycling, and disposal environmental solutions. We believe we have a leading network providing for delivery and collection solutions, and as the market in the unconventional shales evolves, customers will put an increasing focus on treatment and recycling solutions, particularly around solid waste products. Our current transportation and logistics footprint gives us an opportunity to continue to expand our customer touch-points and provide end-to-end solutions, from delivery through disposal.

Pursue Growth and Consolidation Opportunities in Our Industrial Recycling Solutions Division. We believe there are a number of avenues to grow our Industrial Recycling Solutions division, including through regional acquisition opportunities to grow our share in existing markets and expand our operations in geographic adjacencies. The UMO market is highly fragmented, and we believe we are one of only three multi-regional players and the largest UMO collector in the western U.S. The majority of competition in our current market areas comes from smaller local or regional players, and as such we believe we can pursue acquisition opportunities to continue to grow this division.

Focus on Consistent and Analytical Operational Improvement. We intend to aggressively integrate and implement best practices across our business. Our customers require high levels of regulatory and environmental compliance, which we emphasize through employee training, maintenance of our asset base and ongoing analysis of our operating performance. In addition, we believe that there are best-practices in certain of our current shale geographies that can be expanded to other areas of operations to drive revenues and cash flow. We also intend to aggressively pursue the implementation of new accounting, invoicing, and fleet management systems to reduce costs and paperwork, improve data collection and increase operating efficiency.

•

Maintain a Stable and Balanced Capital Structure with Significant Financial Flexibility to Pursue Growth Opportunities. We intend to maintain a capital structure that provides us with the flexibility to continue to grow our business. We currently have a $325 million revolving line of credit with $147 million drawn, providing us with over $177 million of liquidity on our bank line, plus an additional $16.2 million of cash as of December 31, 2012.

Industry Overview

Energy End-Markets

Over the past several years, E&P companies have focused on utilizing the vast resource potential available across many of North America’s unconventional resource areas through the application of horizontal drilling and completion technologies, including multi-stage hydraulic fracturing technologies. We believe long-term capital for the continued development in new and existing basins will be provided in part by the large, well-capitalized domestic and international oil and natural gas companies that have made and continue to make significant capital commitments through joint ventures and direct investments in North America’s unconventional basins. We believe these companies are highly focused on environmental responsibility, compliance, and regulatory issues and prefer to work with large, highly qualified national solutions providers.

Advances in drilling technology and the development of unconventional North American hydrocarbon plays allow previously inaccessible or non-economical formations in the earth’s crust to be exploited by utilizing high pressure methods from millions of gallons of freshwater (or the process known as hydraulic fracturing, or fracking) combined with proppant fluids (containing sand grains or microscopic ceramic beads) to crack open new perforation depths and fissures to extract large quantities of natural gas, oil, and other hydrocarbon condensates. Significant amounts of water are required to be delivered to the well for hydraulic fracturing operations, and subsequently, complex water flows, in the forms of flowback and produced water, represent a waste stream from these methods of hydrocarbon exploration and production. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. In addition to the liquid product stream involved in the hydraulic fracturing process, there are also significant environmental solid waste streams that are generated during the drilling and completion of a well. During the drilling process, a combination of the cut rock, or “cuttings,” mixed with the liquid used to drill the well, is returned to the surface and must be handled in accordance with environmental and other regulations. Historically, much of this solid waste byproduct was buried at the wellsite. We believe that customers will increasingly be focused on the treatment and offsite disposal of the solid waste byproduct as regulations increase the financial and operational burdens.

We primarily operate in the Bakken, Eagle Ford, Marcellus, Utica, Haynesville, Mississippian Lime, Tuscaloosa Marine and Barnett Shale areas.

•

The Bakken and underlying Three Forks formations are the two primary reservoirs currently being exploited in the Williston Basin, which covers most of western North Dakota, eastern Montana, northwest South Dakota and southern Saskatchewan. The Bakken formation occupies about 200,000 square miles of the subsurface of the Williston Basin in Montana, North Dakota and Saskatchewan, and the Three Forks formation lies directly below North Dakota’s portion of the Bakken formation, where oil-producing rock is located between layers of shale about two miles underground. According to the U.S. Energy Information Administration, or the “EIA,” June 2012 Annual Energy Outlook, as of January 1, 2010, the Bakken Shale area had more than 5.37 billion barrels of technically recoverable oil reserves. The Bakken Shale area is now one of the most actively drilled unconventional resource plays in North America, with North Dakota daily crude oil production reaching over 730,000 barrels per day, currently ranking second among U.S. states in daily average crude oil production.

•

The Haynesville Shale area is located across northwest Louisiana and east Texas, and extends into Arkansas. The Haynesville Shale area is the second largest natural gas-producing basin in North America, with an estimated 65.9 Tcf of technically recoverable gas and production of nearly 6.2 Bcf/d as of November 2012, or more than 5% of U.S. total natural gas production. The decline in natural gas prices has led to a decrease in new well drilling and the number of rigs located in the Haynesville Shale area, and we have responded by transferring a portion of our mobile assets to more oil- and liquids-rich shale plays.

•

The Eagle Ford Shale area is a gas and oil play located across southern Texas. The play contains a high liquid component, which has led to the definition of three areas: oil, condensate and dry gas. The Eagle Ford Shale is estimated to have approximately 50.2 Tcf of technically recoverable gas and 2.5 Bbbl of technically recoverable oil, according to the EIA.

•

The Marcellus Shale area is located in the Appalachian Basin in the Northeastern United States (primarily in Pennsylvania, West Virginia, New York and Ohio). The Marcellus Shale is the largest natural gas field in North America with approximately 140.6 Tcf of technically recoverable gas, according to the EIA.

•

Adjacent to the Marcellus Shale is the emerging Utica Shale, located primarily in southwestern Pennsylvania and eastern Ohio. Still in the early stages of development, the Utica Shale play has three identified areas: oil, condensate and dry gas. According to the EIA, the Utica Shale has an estimated technically recoverable reserve potential of between 1.3 and 5.5 Bbbl of oil and 3.8 to 15.7 Tcf of natural gas.

•

The Barnett Shale is located within the Fort Worth and Permian Basins in Texas and is estimated to have approximately 43.4 Tcf of technically recoverable gas, according to the EIA. The Barnett Shale is the third largest natural gas-producing basin in the United States, producing approximately 4.6 Bcf/d as of November 2012, or approximately 4% of total U.S. natural gas production.

•

The Mississippian Lime play is an old producing field with over 17,000 vertical wells drilled since the 1930s, but has recently become an emerging horizontal shale play in Northern Oklahoma and Southern Kansas that is marked by significant amounts of produced water. According to the Kansas Department of Commerce, the Mississippian Lime was producing approximately 155 mbbl/d of oil and 1.1bcf/d as of October 2012. We are transferring to and adding additional operating assets in the Mississippian Lime.

•	The Tuscaloosa Marine Shale area, located in southern Louisiana, is an emerging oil- and liquids-rich shale play.

Industrial End-Markets

The Company’s industrial end-market is comprised of companies that provide routine collection of used oil (and other related wastes) from a broad range of commercial and industrial businesses. As a result of environmental regulations that prohibit the disposal of UMO into sewers or landfills, generators of UMO must arrange to have their waste picked up periodically in order to avoid their storage tanks getting full. Following collection, the UMO is reprocessed into RFO, a commercial-grade fuel product, and sold as (i) an alternative to traditional energy (i.e., natural gas, virgin oil and diesel fuel) or (ii) feedstock for re-refining into base lube oil.

An estimated 1.4 billion gallons of UMO are generated annually in the U.S., of which 1.0 billion gallons are collected. Approximately two-thirds of the overall market volume is generated by automotive service providers as a result of performing oil changes on passenger cars and trucks with the remaining one-third coming from industrial plants.

Once collected, the UMO is reprocessed into RFO and sold into the following markets:

•

Energy-Intensive Industries – approximately 70% of RFO produced in the U.S. is sold to asphalt plants, pulp and paper mills, and other energy-intensive industries in which it can be burned as a fuel source. As an alternative to diesel fuel and natural gas, RFO has historically sold at a substantial discount to virgin oil prices. On a per-gallon basis, the discount of RFO to diesel has typically ranged between 30% and 50% of the cost of diesel fuel. In addition, during periods of increasing energy prices, this discount has widened as diesel price increases typically outpace RFO. Conversely, declining energy price environments have generally seen diesel prices decline faster than RFO.

•

Re-refining – approximately 30% of RFO produced in the U.S. is sold to the re-refining industry, where it is processed and converted into a base lubricating oil that can typically be sold for higher prices than used oil fuels. As a result of attractive return dynamics and increased awareness of “green” energy recycling trends, some experts forecast industry capacity to increase from 290 million gallons per year currently to 540 million gallons per year over the next several years as announced re-refining projects come online.

Operations

In 2012, we completed two major expansions of our business. On November 30, 2012, we consummated the merger of Power Fuels, an environmental services company with extensive operations in the Bakken Shale area. On April 10, 2012, we established our Recycling Division with the acquisition of TFI which provides route-based environmental services and waste recycling solutions, including the collection and reprocessing of UMO.

Energy End-Market Operations

We address the pervasive demand for diverse environmental solutions required for unconventional oil and gas production. We focus on providing one-stop total environmental solutions centering around the delivery, collection, treatment, recycling, and disposal of liquid and solid environmental products used in oil and gas drilling and production activities.

Our assets focused on serving energy end-markets include a 50-mile underground pipeline network in the Haynesville Shale area for the efficient delivery of fresh water and removal of produced water. We also have approximately 200 miles of portable poly and aluminum pipe and associated pumps and other equipment that are used above ground for pumping and transporting water, which can generally be moved to meet customer demand and market conditions. With the addition of the Power Fuels assets acquired in the merger, we now own and operate a fleet of more than 1,200 trucks for delivery and collection, including 104 low-emission LNG trucks, and approximately 4,200 frac tanks, 1,900 upright and other tanks, and we own or lease 46 operating salt water disposal or underground injection wells in the Bakken, Marcellus/Utica, Haynesville, Eagle Ford, and Tuscaloosa Shale areas. We continually assess our equipment mix and, as needs and demand require, will invest in additional equipment or improvements to our existing equipment.

Industrial End-Market Operations

Our Recycling Division (formerly referred to as Heckmann Environmental Services or HES) was initiated with our acquisition of TFI’s operations and assets in April 2012. The Recycling Division provides route-based environmental services and waste recycling solutions, offering customers a reliable, high-quality and environmentally responsible solution through our “one-stop” shop of collection and recycling services for waste products including UMO, oily water, spent antifreeze, used oil filters and parts washers. Our Recycling Division collects UMO and reprocesses it to be sold in the form of RFO to (i) re-refiners as a critical feedstock for the production of base lubricants and (ii) industrial customers as a lower cost, higher British Thermal Units (“BTU”) alternative to diesel fuel. We collected more than approximately 53 million gallons of used oil in 2012, making us the largest used oil collection and recycling company in the western U.S.

Our assets focused on serving industrial end-markets include 34 processing facilities, 385 tanker trucks, vacuum trucks and trailers, and over 200 railcars as of December 31, 2012. With a presence in 19 states stretching from Washington to Texas, we provide a suite of essential services to more than 20,000 commercial and industrial customers that collectively generate high volumes of regulated non-hazardous waste on a daily basis.

Our UMO volume is sourced from participants within the automotive service industry (e.g., quick lube shops, auto dealerships, retail automotive service providers, etc.) and a diverse array of commercial and industrial operations across the trucking, railroad, manufacturing and mining industries. We have established relationships with more than 250 RFO customers located throughout the United States, typically consisting of re-refiners and energy-intensive industries that require the use of a boiler or furnace, such as the asphalt, pulp, paper and bunker fuel markets.

Customers

In our energy end-markets, our customers include major United States and international oil and gas companies, foreign national oil and gas companies and independent oil and natural gas production companies that are active in our core areas of operations. In Recycling, we have established relationships with more than 20,000 mostly small-to medium-sized UMO-generating facilities and more than 250 RFO customers located throughout the western United States. In the year ended December 31, 2012, Chesapeake Energy Corp., Royal Dutch Shell plc (“Shell”) and Omega Holdings Company, LLC represented 15%, 15% and 9%, respectively, of our total consolidated revenues. In Recycling, Omega Holdings Company, LLC accounted for approximately 34% of our sales of RFO for the year ended December 31, 2012, while no single generator accounted for more than 5% of UMO volume in 2012. In our energy end-markets segments, in addition to Chesapeake Energy Corp. and Shell, we expect Hess Corporation and Whiting Oil & Gas Corporation, which accounted for approximately 33% and 25%, respectively, of the 2012 revenues of Power Fuels, which we merged with in the fourth quarter of 2012, to become increasingly important to our business.

Competitors

In our energy end-markets segments, there are a limited number of competitors who approach the market similarly to Heckmann. Some competitors are focused primarily on treatment, recycling, and disposal operations, preferring to avoid the logistical components of delivery and collection, and include Tervita Corporation, R360 Environmental Solutions (now part of Waste Connections, Inc.), and Clean Harbors, Inc.. We believe that offering a comprehensive environmental solution to our customers, which includes certainty of control of environmental products from generation through disposal, is an important value proposition and will only increase in importance over time. We believe the logistical network we have built to provide delivery and collection is a significant competitive advantage relative to these competitors.

Other competitors offer certain environmental services as ancillary offerings to their core businesses, which are focused largely on the downhole aspects of oil and natural gas operations. Unlike us, many of these competitors also conduct hydraulic fracturing operations, examples of which would include Schlumberger Limited, Baker-Hughes, Inc., Key Energy Services, Inc. and Basic Energy Services, Inc. However, none of these companies focus entirely on the surface environmental aspects of unconventional oil and natural gas operations, a key aspect of our strategy. Other competitors focus primarily or exclusively on the fluids handling aspects of hydraulic fracturing and include numerous small, regional enterprises.

The UMO collection and recycling industry is highly fragmented, with a significant number of companies competing for the environmental services needs of commercial and industrial customers nationwide. These competitors include national companies such as Safety-Kleen (now part of Clean Harbors) and FCC Environmental, LLC, regional players such as Midstate Environmental Services, LP and Emerald Oil, Inc., and various local collectors. Companies operating in the industry typically utilize one of the following business models:

•	Collect UMO only: these tend to be smaller and lack the access to capital required to build out full treatment facilities.

•

Collect UMO and produce RFO: most small- to mid-sized companies in the industry collect UMO and treat it to produce RFO and tend to operate on a regional basis. Currently, we operate according to this model.

•

Collect UMO & re-refine: Select larger companies in the industry collect UMO themselves or purchase UMO from third parties for re-refining. These companies utilize sophisticated, capital intensive processes for re-refining used oil into the equivalent of other virgin oil products. The largest player in the UMO market, Clean Harbors (which acquired Safety-Kleen), operates under this model.

As a result, the markets in which we operate are highly competitive and certain of our competitors in both our energy end-markets segments and our Industrial Recycling Solutions segment have longer industry tenure and greater resources than us. Competition is influenced by such factors as price, capacity, availability of work crews and equipment, HS&E programs, legal compliance, technology, reputation and experience. We believe we can compete effectively in the environmental solutions sector as a result of our extensive industry experience, depth and breadth of transport, treatment and disposal assets, focus on HS&E and commitment to customer service.

Health, Safety & Environment

We are committed to excellence in “HS&E” in our operations, which we believe is a critical characteristic for our business. Our customers in the unconventional shale basins, including many of the large integrated and international oil and gas companies, require us, as a service provider, to meet high standards on HS&E matters. As a result, we believe that being a large environmental solutions company with a national presence and a dedicated focus on environmental solutions with a track record on HS&E in our operations and in the services we provide our customers is a competitive advantage relative to smaller regional companies as well as companies that provide certain environmental services as an ancillary offering.

Seasonality

Our business segments are impacted by seasonal factors. Generally, our business is negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, we may not be able to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenues. In addition, these conditions may impact our customers’ operations, and, as our customers’ drilling activities are curtailed, our services may also be reduced. During the fourth quarter, we historically have experienced slowdown during the Thanksgiving and Christmas holiday seasons and demand sometimes slows during this period as our customers exhaust their annual capital spending budgets.

Historically, Recycling has supplied a large percentage of its RFO for use in the production of asphalt, and consequently experiences some seasonality in its business. Demand for asphalt and asphalt products is generally higher during the summer months due to increases in highway traffic and road construction work.

Intellectual Property

We operate under numerous trade names and own several trademarks, the most important of which are “Heckmann,” “HWR,” and “Heckmann Water Resources.” We also have access, through certain exclusive and business relationships, to various water treatment technologies which, based on our experience, we utilize to create unique, cost-effective and proprietary total water treatment solutions for our customers.

Operating Risks

Our operations are subject to hazards inherent in our industry, including accidents and fires that could cause personal injury or loss of life, damage to or destruction of property, equipment and the environment, and suspension of operations. Because our business involves the transportation of materials, we may also experience traffic accidents or pipeline breaks which may result in spills, property damage and personal injury. We have implemented a comprehensive HS&E program designed to minimize accidents in the workplace, enhance our safety programs, maintain environmental compliance and improve the efficiency of our operations.

Governmental Regulation, including Environmental Regulation and Climate Change

Our operations are subject to stringent United States federal, state and local laws and regulations regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Additional laws and regulations, or changes in the interpretations of existing laws and regulations, that affect our business and operations may be adopted, which may in turn impact our financial condition. The following is a summary of the more significant existing health, safety and environmental laws and regulations to which our operations are subject.

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

In the course of our operations, we occasionally generate materials that are considered “hazardous substances” and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants. We also generate solid wastes that are subject to the requirements of the United States Resource Conservation and Recovery Act, as amended, or “RCRA,” and comparable state statutes. In particular, RCRA standards require our Recycling Division to track all shipments of UMO and RFO destined for market and verification that the materials marketed by us meet the definition of “on-specification” used oil, which results in less stringent pollution controls, if any. If our products are deemed to be “off-specification,” potentially new emission standards could be imposed on our customers’ facilities that burn “on-specification” used oil (e.g. asphalt plants).

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

Oil Pollution Act. The United States Oil Pollution Act, as amended, or “OPA,” governs any facility that has the capacity to store more than 1,320 gallons of oil and/or petroleum products and has the potential to discharge to a “navigable water” of the United States. All our Recycling facilities are subject to this regulation, which requires that each facility develop and maintain a Spill Prevention Control and Countermeasures Plan, or “SPCC.” The SPCC requires certain planning and training to minimize the potential for oil and/or other petroleum products to be released into a navigable waterway.

National Pollutant Discharge Elimination System. Our Recycling Division’s storm water discharges and waste water discharges are regulated by the National Pollutant Discharge Elimination System, or “NPDES,” permit program. Many of Recycling’s facilities are required to manage their storm water runoff according to a “Multi Sector General Permit” issued by the EPA or by a particular state, if the state has been delegated authority to administer the program. Under NPDES, our regulated facilities must maintain a Storm Water Pollution Prevention Plan that identifies certain best management practices to minimize the off-site impact of any pollutants that may be carried off-site by precipitation. Very few of Recycling’s locations require specific waste water discharge permits from industrial processes.

State Environmental Regulations. Our operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. In Texas, we are subject to rules and regulations promulgated by the Texas Railroad Commission and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality. In Louisiana, we are subject to rules and regulations promulgated by the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources as to environmental and water quality issues, and the Louisiana Public Service Commission as to allocation of intrastate routes and territories for waste water transportation. In Pennsylvania, we are subject to the rules and regulations of the Pennsylvania Department of Environmental Protection and the Pennsylvania Public Service Commission. In Ohio, we are subject to the rules and regulations of the Ohio Department of Natural Resources and the Ohio Environmental Protection Agency. In North Dakota, are subject to the rules and regulations of the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, and the North Dakota State Water Commission. In Montana, we are subject to the rules and regulations of the Montana Department of Environmental Quality and the Montana Board of Oil and Gas.

In addition, Recycling’s operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various state environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. For example, in California, Recycling is subject to the Department of Toxic Substances Control, or “DTSC,” controls on the shipment and management of used oil. Recycling has worked with the California DTSC to develop a testing and reporting agreement with the to assist transporters of used motor oil to meet the state’s standard.

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

Saltwater Disposal Wells. We operate salt water disposal wells that are subject to the CWA, the Safe Drinking Water Act, or “SWDA,” and state and local laws and regulations, including those established by the Underground Injection Control Program of the United States Environmental Protection Agency, or “EPA,” which establishes the minimum program requirements including for permitting, testing, monitoring, record keeping and reporting of injection well activities. All of our salt water disposal wells are located in Ohio, Mississippi, Texas, North Dakota and Montana. Regulations in Texas, Louisiana and Ohio, North Dakota and Montana require us to obtain a permit to operate each of our salt water disposal wells in those states. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.

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

The HOS regulations establish the maximum number of hours that a commercial truck driver may work. A new FMCSA rule reducing the number of hours a commercial truck driver may work each day became effective in February 2012 and the compliance date of selected provisions is July 1, 2013. The new rule, which is intended to reduce the risk of fatigue and fatigue-related crashes and harm to driver health in several ways, among other things prohibits a driver from driving if more than eight hours have passed since the driver’s last off-duty or sleeper berth break of at least 30 minutes and limits the use of the restart to once a week, which, on average, will cut the maximum work week from 82 to 70 hours. The effect of reduced driver hours may raise operating costs for many if not most truck fleets.

In addition, the USDOT’s Pipeline and Hazardous Materials Safety Administration regulates the transportation of materials deemed by to be hazardous while in transport. A small portion of the materials that Recycling transports are subject to these regulations, which require certain training and communication rules to ensure the safe transport of hazardous materials.

Hydraulic Fracturing. Although we do not directly engage in hydraulic fracturing activities, certain of our customers, particularly our Fluids Management customers, perform hydraulic fracturing operations. While we believe that the adoption of new federal and/or state laws or regulations imposing increased regulatory burdens on hydraulic fracturing could increase demand for our services, it is possible that it could harm our business by making it more difficult to complete, or potentially suspending or prohibiting, crude oil and natural gas wells in shale formations, increasing our and our customers’ costs of compliance and adversely affecting the hydraulic fracturing services that we provide for our customers.

Due at least in part to public concerns that have been raised regarding the potential impact of hydraulic fracturing on drinking water, the EPA has commenced a comprehensive study, at the order of the United States Congress, of the potential environmental and health impacts of hydraulic fracturing activities. A final draft report is expected to be issued by the EPA for public comment in 2014. On October 15, 2012, a new rule promulgated by the EPA that established new air emission controls for crude oil and natural gas production and natural gas processing operations became effective. The rule includes New Source Performance Standards, or “NSPS,” to address emissions of sulfur dioxide and volatile organic compounds, or “VOCs,” and a separate set of emission standards to address hazardous air pollutants associated with oil and natural gas production and processing activities. EPA’s final rule requires the reduction of VOC emissions from crude oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.

Legislation, including bills known collectively as the Fracturing Responsibility and Awareness of Chemicals Act, or FRAC Act, has been introduced before both houses of Congress in the last few sessions to remove the exemption of hydraulic fracturing under the SDWA and to require disclosure to a regulatory agency of chemicals used in the fracturing process and otherwise restrict hydraulic fracturing. To date, this legislation has not been passed by either house.

Various state, regional and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as certain watersheds. The North Dakota Industrial Commission, Oil and Gas Division recently proposed regulations requiring owners, operators, and service companies to post the composition of the hydraulic fracturing fluid used during certain hydraulic fracturing stimulations on the FracFocus Chemical Disclosure Registry. The availability of information regarding the constituents of hydraulic fracturing fluids could potentially make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, North Dakota recently proposed regulations prohibiting the discharge of fluids, wastes, and debris other than drill cuttings into open pits.

Employees

As of December 31, 2012, we had 2,698 full time employees, of whom 342 were executive, managerial, sales, general, administrative, and accounting staff, and 2,356 were truck drivers, service providers and field workers. In addition, as of December 31, 2012, we contracted with approximately 65 independent contractor truck drivers to supplement our trucking capacity in the Bakken Shale area on an as-needed basis. None of our employees are under collective bargaining agreements. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes.

Additional Information

Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to or exhibits included in these reports, are available free of charge on our website at www.heckmanncorp.com soon after such reports are filed with or furnished to the SEC. From time to time, we also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent press releases. Our reports, including any exhibits included in such reports, that are filed with or furnished to the SEC are also available on the SEC’s website at www.sec.gov. You may also read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may request copies of these documents from the SEC, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, and Washington, D.C. 20549.

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

Our business strategy includes growth through the acquisitions of other businesses in both our Fluids Management and Recycling Divisions. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities identified. In order to complete acquisitions, we would expect to require additional debt and/or equity financing, which could increase our interest expense, leverage and shares outstanding. In addition, we may not be successful in integrating current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention.

Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies or earnings gains`, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Also, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions.

Additional risks related to our acquisition strategy include, but are not limited to:

•	the potential disruption of our existing businesses;

•	entering new markets or industries in which we have limited prior experience;

•

difficulties integrating and retaining key management, sales, research and development, production and other personnel or diversion of management attention from ongoing business concerns to integration matters;

•	difficulties integrating or expanding information technology systems and other business processes or administrative infrastructures to accommodate the acquired businesses;

•	complexities associated with managing the combined businesses and consolidating multiple physical locations;

•	risks associated with integrating financial reporting and internal control systems; and

•	whether any necessary additional debt or equity financing will be available on terms acceptable to us, or at all, and the impact of such financing on our operating performance and earnings per share.

We may not be able to successfully integrate or realize the anticipated benefits of our merger with Power Fuels or acquisition of TFI and may not be able to maintain or achieve profitability of the acquired businesses or overall.

Although we have completed a number of smaller acquisitions since mid-2010, Power Fuels and TFI represent, by far, the largest additions to our business. The integration and consolidation of Power Fuels and TFI has and will continue to require substantial management, financial and logistical and other resources. While we believe that we have sufficient resources to integrate these businesses successfully, such integration involves a number of significant risks, including diversion of management’s attention and resources. Moreover, there can be no assurance as to the extent to which the anticipated benefits of these transactions will be realized, if at all, or that significant time and cost beyond that anticipated will not be required in connection with the integration of TFI and the continuing operation of the Power Fuels and TFI businesses. If we are unable to integrate and manage TFI successfully, or to achieve a substantial portion of the anticipated benefits of these acquisitions within the time frames anticipated by management and within budget, it could have a material adverse effect on our business, financial condition or results of operations.

The merger with Power Fuels and our acquisition of TFI makes evaluating our operating results difficult given the significance of these transactions, and historical and unaudited pro forma financial information may not give you an accurate indication of how we will perform in the future.

Our acquisition activities, in particular the Power Fuels merger and the acquisition of TFI, may make it more difficult for us to evaluate and predict our future operating performance. Neither our historical results of operations, nor the separate pre-acquisition financial information of Power Fuels or TFI, give effect to those transactions; accordingly, such historical financial information does not necessarily reflect what our, Power Fuels’ or TFI’s financial position, operating results and cash flows will be in the future on a consolidated basis following consummation of those transactions. Unaudited pro forma financial information giving effect to the Power Fuels merger and the TFI acquisition does not represent, and should not be relied upon as reflecting, what our financial position, results of operations or cash flows actually would have been if the transactions referred to therein had been consummated on the dates or for the periods indicated, or what such results will be for any future date or any future period.

We are vulnerable to the potential difficulties associated with rapid growth.

We believe that our future success depends on our ability to manage the rapid growth that we have experienced, and the continued growth that we expect to experience organically and through acquisitions. Our growth places additional demands and responsibilities our management to, among other things, maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. The following factors could present difficulties to us: lack of sufficient executive-level personnel, increased administrative burden, long lead times associated with acquiring additional equipment; availability of suitable acquisition candidates and of additional capacity of trucks, saltwater disposal and underground injection wells, frac tanks, rail cars, processing facilities and pipeline right-of-way; and the ability to provide focused service attention to our customers in the areas of fracking, oil collection, tank storage, antifreeze collection, antifreeze re-manufacturing, industrial waste management and oil and water filtration, among others. In addition, the planned expansion of our LNG truck fleet, and the anticipated cost savings, are dependent on available infrastructure for LNG refueling, which is currently limited to Haynesville, and the lack of available infrastructure may significantly restrict this planned expansion and the expected benefits of this growth.

Future charges due to possible impairments of assets may have a material adverse effect on our financial condition and results of operations, and stock price.

A portion of our assets is comprised of goodwill and other intangible assets, which may be subject to future impairment that would result in financial statement write-offs. Goodwill and other intangible assets represent approximately 51.1% of our total assets as of December 31, 2012, the majority of which relates to the Power Fuels merger and TFI acquisition. If there is a material change in our business operations or prospects, the value of our intangible assets, or those we may acquire in the future, could decrease significantly.

Accounting Standards Codification 350 (ASC 350 “Intangibles – Goodwill and Other) provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

On an ongoing basis and at least annually, we evaluate whether the carrying value of our intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary. We cannot accurately predict the amount or timing of any impairment of assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition, results of operations and stock price.

We depend on our senior management.

Our success is largely dependent on the skills, experience and efforts of our people. In particular, the continued services of Mr. Heckmann, our Executive Chairman, and Mr. Johnsrud, our Chief Executive Officer and Vice Chairman. The loss of the services of Mr. Heckmann or Mr. Johnsrud, or of other members of our senior management could have a negative effect on our business, financial condition and results of operations and future growth if we were unable to replace them.

Mr. Johnsrud has not previously been the chief executive officer of a publicly traded company and has no prior experience managing a publicly traded company and complying with federal securities laws, including compliance with disclosure requirements on a timely basis. Our management may be required for a period of time to divert its attention from operational matters to compliance and reporting requirements, which could harm our business.

We have had, and may have in the future, material weaknesses in our internal control over financial reporting that could cause investors to lose confidence in our reported financial information and thereby cause a decline in our stock price.

As of December 31, 2012, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. However, we have had in the past and may have in the future material weaknesses in our internal control over financial reporting.

If we are unable to address any material weaknesses in our internal control over financial reporting, we may have errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting deadlines, and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We are engaged in litigation and subject to an SEC inquiry relating to China Water and Drinks Inc., our former China water bottling business which was disposed of in 2011, and a negative outcome in any of these proceedings could materially adversely affect us.

As described in greater detail in Note 11, Commitments and Contingencies, of the Notes to our 2012 Consolidated Financial Statements herein, we and certain of our directors and officers are involved in litigation arising from or relating to our acquisition of China Water and Drinks, Inc., or “China Water,” in October 2008, including a purported class action and a derivative action. In addition, on June 10, 2011, we received a subpoena from the Denver Regional Office of the SEC seeking information and documents concerning China Water. We are cooperating and intend to continue to cooperate fully with the SEC with respect to its requests. A negative outcome of the SEC inquiry could result in the SEC imposing fines or penalties on us, or requiring us to satisfy other remedies including modifications to business practices and implementing compliance programs.

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

Changes to the fair market or carrying value of our investments in UGSI could result in a write down.

As of December 31, 2012, we own approximately 7% of Underground Solutions, Inc., or “UGSI,” a supplier of water infrastructure pipeline products, which we acquired in 2009 for a total investment of $7.2 million. There is no or limited liquidity in the stock of UGSI. Changes to the fair market or carrying value of our investments in UGSI could result in a write down of this investment.

Significant capital expenditures are required to conduct our business.

The development of our business and services, excluding acquisition activities, requires substantial capital expenditures, particularly in our Fluids Management Division. During the year ended December 31, 2012, we made capital expenditures of approximately $45.6 million, including an expansion of our fleet of trucks and trailers, additional salt water disposal wells and completion of the construction of a pipeline in the Haynesville Shale area. We fund our capital expenditures through a combination of cash flows from operations and borrowings under our bank credit facilities and, to the extent those sources are not sufficient, we may fund capital expenditures from the proceeds of debt and equity issuances. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, ability to source UMO, demand for RFO, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to reduce our capital spending, or pursue other funding alternatives, which in turn could adversely affect our business and results of operations.

Increases in costs relating to our large fleet of trucks, including driver compensation or difficulty in attracting and retaining qualified drivers as well as increases in fuel costs, could adversely affect our profitability.

During 2012, we increased the number of truck drivers we employ to approximately 1,630 as of December 31, 2012, compared to approximately 670 as of December 31, 2011, including approximately 125 additional drivers added through the TFI acquisition and over 600 drivers added through the Power Fuels merger. Maintaining a staff of qualified truck drivers is critical to the success of our operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers in some of the markets in which we operate, which difficulty is due in part to our high standards for retention of drivers. A shortage of qualified drivers and intense competition for drivers from other companies may create difficulties in some regions.

The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation and/or modify the benefits provided to our employees in future periods.

In Fluids Management, we and other companies in the oil and gas industry suffer from a high turnover rate of drivers. The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing equipment. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our trucks without drivers, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability. Additionally, in anticipation of or in response to geographical and market-related fluctuations in the demand for our services, we strategically relocate our equipment and personnel from one area to another, which results in operating inefficiencies, increased labor, fuel and other operating costs and could adversely affect our growth and profitability. As a result, our driver and employee training and orientation costs could be negatively impacted.

Increases in oil, natural gas and diesel prices have a significant impact on our operating expenses. The price and supply of oil and fuel is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil, natural gas and LNG, actions by the Organization of Petroleum Exporting Countries, or “OPEC,” and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Continued increases in/high prices of diesel costs throughout 2012 reduced profit margins in Fluids Management. Fuel prices may continue to increase significantly in 2013 and beyond, which could adversely affect our operating results, particularly in Fluids Management.

In addition, the supply of critical infrastructure assets, in particular employee housing, in the Bakken Shale area has not kept pace with the rapid growth in the region caused by the boom in the energy and environmental services industry. As a result, there is a shortage of fixed housing in the region, making it difficult for energy services operators and other businesses to attract quality, long-term personnel. Through an entity he controls, but which was not included in the Merger, Mr. Johnsrud owns fixed-housing units in the Bakken Shale area. Prior to the merger, Power Fuels’ employees had priority access to rent the housing owned by this entity, however there is no formal arrangement with Mr. Johnsrud to ensure that our employees have continued access to rent this housing following the merger. There can be no assurance that there will be sufficient housing available for all of our employees in the Bakken Shale area, which could adversely affect our ability to provide services and our operating results.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.

We rely on a limited number of customers for a significant portion of our revenues. Chesapeake Energy Corp., Shell Swepi, LLC, and Omega Holdings Company, LLC represented 15%, 14% and 9% of our total consolidated revenues for the year ended December 31, 2012, respectively. Additionally, Omega Holdings Company, LLC accounted for approximately 34% of our sales of RFO for the year ended December 31, 2012, and in Fluids Management, Chesapeake Energy Corp., Shell Swepi, LLC, and Chevron Corp. accounted for approximately 21%, 20% and 11%, respectively, of Fluids Management revenues. The loss of all, or even a portion of, the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. For example, our 2012 results of operations were adversely affected by Chesapeake Energy’s reduced natural gas drilling activity.

The loss of key contracts could adversely impact our financial condition and results of operations.

Contracts with customers of our environmental solutions business generally have initial terms of one to three years, with renewal options and early termination clauses. Although we have experienced growth in the number of companies using our services during 2012, the loss or material reduction of business could adversely affect our financial condition and results of operations. We cannot assure you that our existing contracts will continue or be extended or renewed, that existing customers will continue to use our services at current levels or that we will be successful in obtaining new contracts.

Our ability to utilize net operating loss carryforwards in the future may be subject to substantial limitations.

The company believes that its ability to use its U.S. federal net operating loss carryforwards and other tax attributes may be limited. Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change may have occurred during 2012, for purposes of the rules described above. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382. In the event of an ownership change, utilization of the company’s Tax Attributes will be subject to an overall annual limitation determined in part by multiplying the total adjusted aggregate market value of the company’s common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate, possibly subject to increase based on the built-in gain, if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation.

We operate in competitive markets, and there can be no certainty that we will maintain our current customers or attract new customers or that our operating margins will not be impacted by competition.

The industries in which our Fluids Management and Recycling businesses operate are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources. We expect competition to intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing similar services to those that we provide that will compete with our services. We cannot assure you that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our Fluids Management business depends on spending by the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

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

Industry conditions are influenced by numerous factors over which we have no control, including:

•	the domestic and worldwide price and supply of natural gas, natural gas liquids and oil, including the natural gas inventories and oil reserves of the United States;

•	changes in the level of consumer demand;

•	the price and availability of alternative fuels;

•	weather conditions;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	the ability of the members of OPEC to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil and natural gas producing regions

•	currency exchange rates; and

•	overall domestic and global economic and market conditions.

The volatility of the oil and natural gas industry and the impact on exploration and production activity could adversely impact the level of drilling activity by some of our customers or in some of the regions in which we operate. For example, natural gas spot prices have fallen significantly since late 2011 and the number of active drilling rigs operating in the Haynesville, Barnett and Marcellus Shale areas has declined with many of these rigs moving to other oil- and liquids-rich shale areas such as the Utica, Eagle Ford, Bakken and Permian Basin. This transition in exploration and production activity has caused and may continue to cause a decline in the demand for our services in affected regions where we operate and has adversely affected and may continue to affect the price of our services and the financial results of our operations. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, due to reduced fracking activity and reduced produced water from existing producing wells to the extent existing production is not replaced and the number of producing wells for us to service declines.

Recent declines in natural gas prices have caused many oil and natural gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and natural gas producers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending have curtailed drilling programs as well as discretionary spending on well services, which have also adversely affected and may continue to affect the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their vendors and service providers, including us, and we increased our bad debt reserve in 2011 and 2012 to reflect this development. Any of these conditions or events could adversely affect our operating results and cash flows.

Any interruption in our Fluids Management services due to pipeline ruptures or spills or necessary maintenance could impair our financial performance and negatively affect our brand.

Our fixed water transport pipelines are susceptible to ruptures and spills, particularly during start up and initial operation, and require ongoing inspection and maintenance. For example, in 2010 and 2011, we had breaks in our 50-mile underground pipeline network in the Haynesville Shale area that resulted in delays in transporting our customers’ water and resulted in significant repair and remediation costs. We may experience further difficulties in maintaining the operation of our pipelines, which may cause downtime and delays. Any interruption in our services due to pipeline breakdowns or necessary maintenance could reduce sales revenues and earnings and result in remediation costs. Transportation interruptions at our pipelines, even if only temporary, could severely harm our business and reputation.

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

The Company’s maintains insurance coverage that we believe to be customary in the industry against these hazards. We may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

Improvements in or new discoveries of alternative energy technologies or fracking methodologies could have a material adverse effect on our financial condition and results of operations.

Because our Fluids Management segment depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse impact on our business, financial condition and results of operations. In addition, technological changes could decrease the quantities of water required for fracking operations or otherwise affect demand for our services.

Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.

We operate in the southern, mid-western, western and eastern United States. These areas are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, our customers may curtail their operations or we may be unable to move our trucks between locations or provide other services, thereby reducing demand for, or our ability to provide services and generate revenues. For example, many municipalities impose weight restrictions on the paved roads that lead to our customers’ jobsites in the spring due to the muddy conditions caused by spring thaws, limiting our access and our ability to provide service in these areas. In February 2011, portions of Texas had record snowfalls. In September 2011 and October 2012, portions of Pennsylvania and other areas in the eastern United States had record rainfall and flooding. During those periods, we and our customers had to significantly reduce or halt operations, resulting in a loss of revenue. In addition, the regions in which we operate have in the past been, and may in the future be, affected by natural disasters such as hurricanes, windstorms, floods and tornadoes; in 2005 and 2008, for example, tropical hurricanes and related storm activity caused extensive damage in portions of Texas and Louisiana, causing disruptions in our, and our customers’, operations. Future natural disasters or inclement weather conditions could severely disrupt the normal operation of our, or our customers’, business and have a material adverse effect on our financial condition and results of operations.

Our operating margins and profitability may be negatively impacted by changes in fuel and energy costs, in part due to the fixed cost structure of our business.

Our Recycling business is dependent on the widespread availability of certain crude oil products such as UMO and both our Recycling and Fluids Management business are depending on the availability of fuel for operating our fleet of trucks. Changes and volatility in the price of crude can adversely impact the prices for these products and therefore affect our operating results. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, and environmental concerns.

In addition, the price at which we sell our RFO can be affected by changes in certain oil indices. If the relevant oil index rises, we can typically increase prices for our RFO. If the relevant oil index declines, we must typically reduce prices for our RFO. However, the cost to collect UMO, including the amounts we must pay to obtain UMO and the fuel costs of our oil collection fleet, generally also increases or decreases when the relevant index increases or decreases. Even though the prices we can charge for our RFO and the costs to collect and process UMO generally increase and decrease together, we cannot assure you that when our costs to collect and process UMO increase we can increase the prices we charge for our RFO to cover such increased costs or that the costs to collect and process UMO will decline when the prices we can charge for processed oil declines, which could adversely affect our profit margins. If the prices we charge for our RFO and the costs to collect and process UMO do not move together or in similar magnitudes, it could adversely affect our profit margins, financial condition and results of operations. In addition, falling oil and diesel prices could make diesel more cost competitive with RFO, which could adversely affect our Recycling Division segment operating results.

Furthermore, our facilities, fleet and personnel subject us to fixed costs, which make our margins and earnings sensitive to changes in revenues. In periods of declining demand, our fixed cost structure may limit our ability to cut costs, which may put us at a competitive disadvantage to firms with lower cost structures, or may result in reduced operating margins and/or operating losses.

Consolidation and/or declines in the United States automotive repair and manufacturing industries could cause us to experience lower sales volumes, which could materially affect our growth and financial performance.

Our Recycling Division relies on continued demand for oil collection, environmental and waste management services in the United States automotive repair and manufacturing industries, which may suffer from declining market size and number of locations, due in part to the uncertainty of economic conditions, international competition, and consolidation. Industry trends affecting our customers have caused our customers’ businesses to contract. Additional decline could reduce the demand for our parts cleaning and other services and products and have a material adverse impact on our business. As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult.

The price we receive for our RFO depends on numerous factors beyond our control, such as the supply and demand of asphalt, paper and pulp.

The price of RFO and other refined products depends on numerous factors beyond our control, including the supply and demand of asphalt, paper and pulp and other industrial products, in general. Our Recycling Division supplies a large percentage of its RFO for use in the production of asphalt and paper and pulp. Changes in the supply and demands for these products may, in turn, drive the price of RFO down, which could have an adverse effect on the results of our Recycling Division. The supply and demand of asphalt, for example, is affected by, among other things, local economic conditions, federal, state and local spending on infrastructure development, housing starts, federal highway trust funds, and seasonality, with demand for asphalt and asphalt products generally being higher during the summer months, due to increases in highway traffic and road construction work. Likewise, the supply and demand of paper and pulp is affected by, among other things, costs of wood, logging and transportation of timber, price of market pulp, cyclical changes in the global economy, industry capacity, foreign exchange rates, levels of economic growth and climate change, as well as social and government responses to climate change.

The inability of our Recycling Division to source adequate volumes of UMO to generate profits or contributions from the sale of RFO could have a material adverse effect on our financial condition and results of operations.

Our Recycling Division is dependent on the availability of UMO. If our Recycling Division is not able to source adequate volumes of UMO from generators or other third parties at acceptable prices to generate profits or contributions from the subsequent sale of RFO, we could experience a material adverse effect on our financial condition and results of operations.

Nonconforming or contaminated materials that we may receive from our Recycling customers may expose us to earnings impairments.

Our Recycling Division relies, in part, on materials, particularly UMO, provided by our customers. From time to time, customers tender nonconforming materials that could be contaminated with toxins (e.g. polychlorinated biphenyls and other non-value added waste streams). It is possible that the costs associated with remediation and business interruption due to this contamination and any associated regulatory fines could be in excess of our insurance coverage limits, thus exposing us to earnings impairments.

Litigation related to personal injury from the operation of our Recycling business may result in significant liabilities and limit our profitability.

The hazards and risks associated with the use, transport, storage, and handling and disposal of our customers’ waste (such as fires, natural disasters, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our business.

Our Recycling Division is dependent on third parties to supply us with the necessary components and materials to service our customers as well as on third party transport, recycling and disposal contractors.

If we are unable to obtain adequate supplies and components in a timely and cost-effective manner, we may be unable to adequately provide sufficient quantities of our services and products to our customers, which could have a material adverse effect on our financial condition and results of operations. We, and our third party transporters, ship used oil and containerized waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors, and if we are forced to seek alternative vendors to handle our third party recycling and disposal activities, we may not be able to find alternatives without significant additional expenses, or at all, which could result in a material adverse effect on our financial performance. In addition, we could be subject to significant environmental liabilities from claims relating to the transport, storage, processing, recycling and disposal of our customers’ waste by our third party contractors and their subcontractors.

We are subject to potential indemnification and warranty and product liability claims relating to our services and products.

Generally, our contracts with our customers provide that in certain circumstances we will be responsible for expenses resulting from, among other things, a spill that occurs while we are transporting, processing or disposing of customers’ oil, used solvent and other waste, or any other damage to property, death or harm to any person, contamination of or adverse effects to the environment, or violation of governmental laws or rules. Accordingly, in that situation we may be required to indemnify our customers for liability under CERCLA or other environmental, employment, health and safety laws and regulations, as a result of our own willful misconduct or negligence. We may also be exposed to warranty or product liability claims by our customers, users of our parts cleaning antifreeze sales, oily water collection, oil filter collection and processing and products or third parties claiming damages stemming from the mechanical failure of parts cleaned with solvents and/or equipment provided by us. Although we maintain product liability insurance coverage, if our insurance coverage proves inadequate or adequate insurance becomes unreasonably costly or otherwise unavailable, future claims may not be fully insured. An uninsured or partially insured successful claim against us could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2012, we had approximately $566.1 million of indebtedness, net of premiums and discounts, outstanding on a consolidated basis, of which approximately $167.0 million was secured, including $147.0 million outstanding under our $325.0 million senior secured revolving credit facility, which we refer to as the “Amended Revolving Credit Facility” and $20.0 million of capital leases for new trucks acquired in 2012 and other vehicle financings. Borrowings under our Amended Revolving Credit Facility effectively rank senior to our unsecured indebtedness, including our $400.0 million aggregate principal amount of 9.875% Senior Notes due 2018, or the “2018 Notes,” to the extent of the value of the assets securing such debt. We have approximately $177.0 million of additional availability (less approximately $1.0 million used for letters of credit) under our Amended Revolving Credit Facility. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial level of indebtedness could have other important consequences. For example, our level of indebtedness and the terms of our debt agreements may:

•

make it more difficult for us to satisfy our financial obligations under our other indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•	prevent us from raising the funds necessary to repurchase the 2018 Notes tendered to us if there is a change of control, which would constitute a default under the indenture governing the 2018 Notes;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	limit management’s discretion in operating our business;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to the 2018 Notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our Company and industry, many of which are beyond our control. In addition, the indenture governing the 2018 Notes and the Amended Revolving Credit Facility contain financial and other restrictive covenants that will affect our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.

Borrowings under our Amended Credit Facility bear interest at variable rates. If we were to borrow funds and these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection for this risk.

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, some or all of which may be secured. As of December 31, 2012 we had approximately $177.0 million of borrowing availability (less approximately $1.0 million used for letters of credit) under our Amended Credit Facility. In addition, the indenture governing the 2018 Notes and the Amended Credit Facility allow us to issue additional debt, including additional notes, under certain circumstances, which may be guaranteed by our subsidiaries. Although the terms of the Amended Credit Facility and the indenture governing the 2018 Notes limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances, some or all of which may be secured. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

We may not be able to generate sufficient cash flow to meet our debt service, lease payments and other obligations due to events beyond our control.

We expect our interest expense related to the 2018 Notes, the borrowings under our Amended Credit Facility as of December 31, 2012, and our other indebtedness, including indebtedness assumed in connection with the Merger, to increase to approximately $47.7 million per year, and we will have higher lease expenses and other obligations after consummation of the Merger. Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally or other risks described in our reports filed with the SEC. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the 2018 Notes or our other indebtedness. In addition, the lenders under our Amended Credit Facility or other secured indebtedness could seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

The Amended Credit Facility and the indenture governing the 2018 Notes impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The Amended Credit Facility and the indenture governing the 2018 Notes contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	transferring or selling assets;

•	paying dividends or distributions, buying subordinated indebtedness or securities, making certain investments or making other restricted payments;

•	incurring or guaranteeing additional indebtedness or issuing preferred stock;

•	creating or incurring liens;

•	incurring dividend or other payment restrictions affecting restricted subsidiaries;

•	consummating a merger, consolidation or sale of all or substantially all our assets;

•	entering into transactions with affiliates;

•	engaging in business other than a business that is the same or similar, reasonably related, complementary or incidental to our business;

•	designating subsidiaries as unrestricted subsidiaries;

•	making acquisitions;

•	making capital expenditures;

•	entering into sale and leaseback transactions; and

•	prepaying, redeeming or repurchasing debt prior to stated maturities.

In addition, our Amended Credit Facility requires, and any future credit facilities will likely require, us to maintain minimum cash balances and operating performance levels and comply with specified financial ratios, including regarding net leverage, debt to capitalization, fixed charge coverage or similar ratios. A breach of any of the foregoing covenants under the indenture governing the Notes or the Amended Credit Facility, as applicable, could result in a default. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.

We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by such restrictive covenants. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the 2018 Notes, the Amended Credit Facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms or at all should we seek to do so.

The covenants described above are subject to important exceptions and qualifications. Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under such indenture, Amended Credit Facility or other debt obligation, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our borrowings under our Amended Credit Facility expose us to interest rate risk.

Our earnings are exposed to interest rate risk associated with borrowings under our Amended Credit Facility. Our Amended Credit Facility carries a floating interest rate; therefore, as interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition. We have not yet decided whether or not we will engage in hedging activity with respect to our Amended Credit Facility.

Risks Related to Our Common Stock

We may issue a substantial number of shares of our common stock in the future and stockholders may be adversely affected by the issuance of those shares.

We may raise additional capital by issuing shares of common stock, which will increase the number of common shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have filed a registration statement on Form S-4 with the SEC which allows us, in connection with acquisitions, to issue up to 15.0 million shares of common stock that are freely tradable upon issuance. As of December 31, 2012, we had issued approximately 7.0 million shares of our common stock under this registration statement and had approximately 8.0 million shares remaining available for future issuance. We have also filed a shelf registration statement on Form S-3 with the SEC which allows us to issue up to $400.0 million in debt, equity and hybrid securities. As of December 31, 2012, we had issued 18,200,000 shares of common stock at total price of $80.08 million, under this registration statement and could issue up to an additional $319.92 million of debt, equity or hybrid securities. In addition, we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements, including 95.0 million shares issued in connection with the Power Fuels merger, and may do so in the future. The issuance, and the resale or potential resale, of shares of our common stock in connection with acquisitions or otherwise could adversely affect the market price of our common stock, and could be dilutive to our stockholders depending on the performance of the acquired business and other factors.

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

The trading price of our common stock on the New York Stock Exchange, or “NYSE,” since our initial public offering has ranged from a high of $10.74 on September 3, 2008 to a low of $2.60 on August 7, 2012. The last reported price of our common stock on the NYSE on March 14, 2013 was $4.32 per share.

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

The existence of the foregoing provisions and anti-takeover measures, as well as the significant common stock beneficially owned by our Chief Executive Officer and Vice Chairman, Mr. Johnsrud, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Risks Related to Environmental and Other Governmental Regulation

We are subject to United States federal, state and local laws and regulations relating to health, safety, transportation, and protection of natural resources and the environment. Under these laws and regulations, we may become liable for significant penalties, damages or costs of remediation. Any changes in laws and regulations could increase our costs of doing business.

Our operations, and those of our customers, are subject to United States federal, state and local laws and regulations relating to health, safety, transportation and protection of natural resources and the environment and worker safety, including those relating to waste management and transportation and disposal of produced water and other materials. For example, we are subject to environmental regulation relating to disposal into injection wells, which can pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries.

Our businesses, in particular our Recycling business, involve the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials, such as motor oil, waste motor oil and filters, solvents, transmission fluid, antifreeze, lubricants, degreasing agents, gasoline, and diesel fuels. Accordingly, we are subject to regulation by federal, state, and local authorities establishing investigation and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, CERCLA imposes joint, strict, and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; parties that generated hazardous substances that were released at such facilities; and parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted statutes comparable to and, in some cases, more stringent than CERCLA. If we were to be found to be a responsible party under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination. In addition, claims alleging personal injury or property damage may be brought against us as a result of alleged exposure to hazardous substances resulting from our operations.

Failure to comply with these laws and regulations could result in the assessment of significant administrative, civil or criminal penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, and orders to limit or cease certain operations. In addition, certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions. For example, if a landfill or disposal operator mismanages our wastes in a way that creates an environmental hazard, we and all others who sent materials could become liable for cleanup costs, fines and other expenses many years after the disposal or recycling was completed. Future events, such as the discovery of currently unknown matters, spills caused by future pipeline ruptures, changes in existing environmental laws and regulations or their interpretation, and more vigorous enforcement policies by regulatory agencies, may give rise to additional expenditures or liabilities, which could impair our operations and adversely affect our business and results of operations.

Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future capital expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations.

Increased regulation of hydraulic fracturing, including regulation of the quantities, sources and methods of water use and disposal, could result in reduction in drilling and completing new oil and natural gas wells or minimize water use or disposal, which could adversely impact the demand for our Fluids Management services.

Demand for our Fluids Management services depends, in large part, on the level of exploration and production of oil and gas and the oil and gas industry’s willingness to purchase our services. Most of our customer base uses hydraulic fracturing to drill new oil and gas wells. Hydraulic fracturing is a process that is used to release hydrocarbons, particularly natural gas, from certain geological formations. The process involves the injection of water (typically mixed with significant quantities of sand and small quantities of chemical additives) under pressure into the formation to fracture the surrounding rock and stimulate movement of hydrocarbons through the formation. The process is typically regulated by state oil and gas commissions and has been exempt (except when the fracturing fluids or propping agents contain diesel fuels) since 2005 from United States federal regulation pursuant to the SWDA.

The EPA is conducting a comprehensive study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices. The results of the EPA study and House investigation could lead to restrictions on hydraulic fracturing. The EPA is currently working on new guidance for application of SWDA permits for drilling or completing processes that use fracturing fluids or propping agents containing diesel fuels. In addition, the EPA finalized regulations under the CAA in October 2012 regarding certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells and, in October 2011, announced its intention to propose regulations by 2014 under the CWA to regulate wastewater discharges from hydraulic fracturing and other gas production. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing, including, for example, requiring disclosure of chemicals used in the fracturing process or seeking to repeal the exemption from the SWDA. If adopted, such legislation would add an additional level of regulation and necessary permitting at the federal level and could make it more difficult to complete wells using hydraulic fracturing. Similar laws and regulations with respect to chemical disclosure also exist or are being considered by the United States Department of Interior and in several states, including certain states in which we operate, that could restrict hydraulic fracturing. The Delaware River Basin Commission is also considering regulations which may impact “hydrofracturing” water practices in certain areas of Pennsylvania, New York, New Jersey and Delaware. Some local governments have also sought to restrict drilling in certain areas.

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

In most states, our customers are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities and we may be required to procure permits for construction and operation of our disposal wells and pipelines. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the location where our, or our customers’, activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Delays or restrictions in obtaining salt water disposal well permits could adversely impact our growth, which is dependent in part on new disposal capacity.

Our customers have been affected by moratoriums on the issuance of permits that have been imposed upon drilling and completion activities in certain jurisdictions. For example, in December 2010, the State of New York imposed a moratorium on certain drilling and completion activities. In 2011, the state announced plans to lift the moratorium, however, there is a proposal in the New York legislature to extend the moratorium for another year and, as of March 1, 201, the moratorium had not been lifted. A similar moratorium has been in place within the Delaware River Basin pending issuance of regulations by the Delaware River Basin Commission. Other states, including Texas, Arkansas, Pennsylvania, Wyoming and Colorado, have enacted laws and regulations applicable to our business activities, including disclosure of information regarding the substances used in hydraulic fracturing. California is presently considering similar requirements. Some of the drilling and completion activities of our customers may take place on federal land, requiring leases from the federal government to conduct such drilling and completion activities. In some cases, federal agencies have cancelled oil and natural gas leases on federal lands. Consequently, our operations in certain areas of the country may be interrupted or suspended for varying lengths of time, causing a loss of revenue and potentially having a materially adverse effect on our operations. Any such changes could have a material adverse effect on our financial condition and results of operations.

We are subject to the trucking safety regulations, which are likely to be amended, and made stricter, as part of the initiative known as Compliance, Safety, Accountability, or “CSA.” If our current USDOT safety rating of “Satisfactory” is downgraded in connection with this initiative, our business and results of our operations may be adversely affected.

As part of the CSA initiative, the FMCSA is expected to open a rulemaking docket in 2012 (originally expected in 2011) for purposes of changing its safety rating methodology. Any new methodology adopted in the rulemaking is likely to link safety ratings more closely to roadside inspection and driver violation data gathered and analyzed from month to month under the FMCSA’s new Safety Measurement System, or “SMS.” This linkage could result in greater variability in safety ratings than the current system, in which a safety rating is based on relatively infrequent on-site compliance audits at a carrier’s places of business. Preliminary studies by transportation consulting firms indicate that “Satisfactory” ratings (or any equivalent under a new SMS-based system) may become more difficult to achieve and maintain under such a system. If our operations lose their current “Satisfactory” rating, which is the highest and best rating under this initiative, we may lose some of our customer contracts that require such a rating, adversely affecting our business prospects and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters offices in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance facilities, warehouses and well disposal sites in 35 states. We also own or lease 46 salt water disposal wells or underground injection wells in Texas, Ohio, Mississippi, North Dakota and Montana as of December 31, 2012. For the year ended December 31, 2012, the total rent expense associated with our leased properties, other than salt water disposal wells, was approximately $2.6 million. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under the Amended Credit Facility) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses.

We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.

Item 3.	Legal Proceedings

We are party to legal proceedings and potential claims arising in the ordinary course of our business, including claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. See “Litigation” in Note 13, “Commitments and Contingencies,” of the Notes to our Consolidated Financial Statements herein for a description of our legal proceedings.

Item 4.	Mine Safety Disclosures

N/A

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “HEK.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share of our common stock as reported on the NYSE:

For the Year Ending December 31, 2012
	High	Low
First Quarter	$6.87	$4.31
Second Quarter	4.41	2.84
Third Quarter	5.14	2.60
Fourth Quarter	4.45	3.11

For the Year Ending December 31, 2011
	High	Low
First Quarter	$6.58	$4.83
Second Quarter	6.48	5.59
Third Quarter	6.28	5.22
Fourth Quarter	6.95	5.09

Prior to November 9, 2011, we also had outstanding units, each consisting of one share of common stock and a warrant entitling the holder to purchase from us one share of common stock at an exercise price of $6.00. Both the units and these warrants had been listed on the NYSE and traded under the symbols “HEK.U” and “HEK.WS,” respectively. On November 9, 2011, all remaining unexercised warrants expired and were cancelled. As a result, the units were also cancelled. Both the warrants and the units have been delisted from the NYSE. We also had outstanding privately-placed warrants exercisable for 941,176 shares of our common stock at an exercise price of $6.38 per share that expired unexercised on January 24, 2013, and 626,866 privately-placed warrants exercisable for 501,493 shares of our common stock at an exercise price of $2.02 per share. In June 2012, 606,866 warrants were exercised as part of a cashless transaction that resulted in the issuance of 270,671 shares of our common stock and in July 2012, 20,000 warrants were exercised resulting in the issuance of 16,000 shares of our common stock in exchange for cash proceeds of $32,000.

Holders

As of December 31, 2012, there were 52 holders of record of our common stock. We believe that the number of beneficial holders is substantially greater than the number of record holders because a portion of our common stock is held of record in broker “street names.”

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors and will be subject to other limitations as may be contained in our Amended Credit Facility, the indenture governing the 2018 Notes or other applicable agreements governing our indebtedness. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Sales of Unregistered Equity Securities

We did not make any sales of unregistered equity securities during year ended December 31, 2012, except as previously reported in our current reports on Form 8-K filed with the SEC.

Repurchase of Equity Securities

During the fourth quarter of 2012, we did not repurchase any options or warrants for shares of our common stock nor did we repurchase any shares of our common stock.

Recent Performance

The following performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Securities Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Performance Graph

The following graph compares the cumulative total shareholder return for our common stock from January 1, 2008, through December 31, 2012, with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index (DJIA).

The chart assumes $100 invested on November 20, 2007, in our common stock and $100 invested at that same time in each of the two indices.

Company / Index	January 1, 2008	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
HEK	$100.0	$76.87	$67.89	$68.44	$90.48	$54.83
S&P 500 Index	100.0	61.51	75.94	85.65	85.65	97.13
DJIA Index	100.0	66.16	78.61	87.28	92.10	98.79

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued under the Heckmann Corporation 2009 Equity Incentive Plan, which is our only existing equity compensation plan under which grants can be made.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding awards or upon the vesting of restricted stock (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)(2)	4,856,833	$4.18	4,261,645
Equity compensation plans not approved by security holders	—	—	—

Total	4,856,833	$4.18	4,261,645

(1)	The number of securities to be issued upon exercise of outstanding awards is the sum of options to acquire 3,989,000 shares of common stock and 1,749,355 shares of restricted stock awarded under the Heckmann Corporation 2009 Equity Incentive Plan less 881,522 shares issued thereunder.
(2)	The weighted-average exercise price does not include shares of restricted stock.

Item 6.	Selected Financial Data

The following table presents selected consolidated financial information and other operational data for our business. You should read the following information in conjunction with Item 7 of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012 (2)	2011 (3)		2010 (6)	2009 (7)	2008
	($ in thousands, except per share data)
Revenue	$351,983		$156,837	$15,208	$3,820	$—
Loss from operations(1)(5)	(24,317)		(5,412)	(19,513)	(7,474)	(1,974)
Income (loss) from continuing operations(1)(4)	2,527		(108)	(10,300)	(3,317)	5,256
Loss from discontinued operations(8)(9)	—		(22,898)	(4,393)	(392,078)	(20,173)
Income (loss) attributable to common stockholders	2,527		(23,006)	(14,693)	(395,395)	(14,917)
Weighted average shares outstanding:
Basic	149,940		114,575	108,819	109,575	74,854
Diluted	158,445		114,575	108,819	109,575	89,907
Net (loss) income per common share from continuing operations:
Basic	$0.02	$	*	$(0.09)	$(0.03)	$0.07
Diluted	$0.02	$	*	$(0.09)	$(0.03)	$0.06
Net (loss) income per common share from discontinued operations:
Basic	$—		$(0.20)	$(0.05)	$(3.58)	$(0.27)
Diluted	$—		$(0.20)	$(0.05)	$(3.58)	$(0.22)
Net (loss) income per common share:
Basic	$0.02		$(0.20)	$(0.14)	$(3.61)	$(0.20)
Diluted	$0.02		$(0.20)	$(0.14)	$(3.61)	$(0.17)

*	Amount is less than $0.01 per share.
(1)	Loss from operations and income from continuing operations for the year ended December 31, 2012 includes merger and acquisition costs of $7.7 million, impairment charges of $3.7 million and $2.4 million related to the write-down of the carrying value of a customer intangible asset and the write-down of the carrying value of salt water disposal wells, respectively, and a $1.4 million charge to accrue for the estimated costs necessary to comply with a Louisiana Department of Environmental Quality requirement that the Company test drill the soil at certain locations to corroborate that a prior saltwater spill was successfully remediated.
(2)	2012 results include amounts from the acquisitions of Keystone Vacuum, Inc. and related entities, Thermo Fluids Inc., Homer Enterprises, Inc., JB Transportation Services, Inc. (“All Phase”), Appalachian Water Services, LLC and Power Fuels from their transaction dates of February 3, 2012, April 10, 2012, May 31, 2012, June 15, 2012, September 1, 2012 and November 30, 2012, respectively.
(3)	2011 results include amounts from the acquisitions of Bear Creek, LLC, Devonian Industries, Inc., Sand Hill Foundation, LLC, Excalibur Energy Services, Inc., and Blackhawk, LLC and Consolidated Petroleum, Inc. from their acquisition dates of April 1, 2011, April 4, 2011, April 12, 2011, May 5, 2011 and June 14, 2011, respectively.
(4)	In addition to the transactions described under item (1), income from continuing operations for the year ended December 31, 2012 includes a $2.6 million charge for the write-off of unamortized deferred financing costs due to the repayment and replacement of our Old Credit Facility and the release of a $38.5 million valuation allowance associated with NOL’s because of a determination that the realization of the associated deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that we acquired in the TFI acquisition and the Power Fuels merger.
(5)	Loss from operations for the years ended December 31, 2011 and 2010 includes charges of $2.1 million and $11.8 million, respectively, for start-up and commissioning costs associated with a pipeline in the Haynesville shale area.
(6)	2010 results include amounts from the acquisition of Complete Vacuum and Rental, Inc (“CVR”) since November 30, 2010, the date of its acquisition,
(7)	2009 results include amounts from Heckmann Water Resources (“HWR”) since July 1, 2009, the date HWR acquired all of the limited liability company interests of Charis Partners, LLC and all of the assets of Greer Exploration Corporation and Silversword Partnerships.

(8)	On September 30, 2011, we completed the disposition, through a sale and abandonment, of the China Water bottled water business. The bottled water business has, for all periods presented herein, been reported as discontinued operations for financial reporting purposes.
(9)	2009 results include a $357.5 million goodwill impairment charge associated with our China Water bottled water business, which is presented as discontinued operations for all periods presented herein.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Consolidated balance sheet data:
Cash and cash equivalents(1)	$16,211	$80,194	$80,752	$123,407	$270,194
Total current assets	165,891	139,671	186,021	155,418	281,359
Property, plant and equipment, net(2)	604,870	270,054	85,696	32,857	—
Goodwill(2)	555,091	90,008	41,008	7,257	—
Total assets(2)	1,644,339	539,681	355,671	308,448	428,571
Current maturities of long-term debt	4,699	11,914	11,221	—	—
Current Liabilities	86,470	49,329	30,779	13,611	755
Long-term debt, less current maturities(3)	561,427	132,156	20,474	—	—
Total liabilities	796,578	197,871	72,680	20,265	755
Total equity of Heckmann Corporation	847,761	341,810	301,621	310,981	743,759

(1)	The decrease to cash and cash equivalents in 2012 was due primarily to the use of cash to fund 2012 merger and acquisition activity.
(2)	The increases to property, plant and equipment, goodwill and total assets were due to the 2012 acquisition and merger transactions. On a combined basis, the Power Fuels merger and the TFI acquisition resulted in additional goodwill of $454.9 million and additional other identifiable intangibles of $258.0 million as of the respective transaction dates.
(3)	In April 2012 and November 2012, we issued $250.0 million and $150.0 million, respectively, aggregate principal amount of 9.875% senior unsecured notes due 2018 to partially finance the acquisition of TFI and the merger with Power Fuels.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements, and the Notes and Schedules related thereto, which are included in this Annual Report.

Company Overview

We are a services-based company that has operated through two business segments since our April 10, 2012 acquisition of TFI: our Fluids Management Division (which we formerly referred to as Heckman Water Resources or HWR) and our Recycling Division (which we formerly referred to as Heckmann Environmental Services or HES).

Fluids Management provides total water solutions for “unconventional” oil and gas exploration and production. Fluids Management includes our water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline transport facilities and water infrastructure services for oil and gas exploration and production companies. Our strategy is to provide an integrated and efficient complete environmental solution to our customers through a full suite of services which we have built and will continue to build through organic growth and acquisitions.

We currently operate multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States including the Bakken, Marcellus/Utica, Eagle Ford, Haynesville, Barnett, Permian Basin, Mississippian Lime and Tuscaloosa Marine Shale areas. We are currently strategically expanding our business and operations within these and into other hydrocarbon-rich shale areas. We serve customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling or “hydrofracturing” operations. We also transport fresh water for production and provide services for site preparation, water pit excavations and remediation. We provide these services utilizing our scaled infrastructure and asset base, which currently includes 46 owned or leased operating salt water disposal or underground injection wells, approximately 1,200 trucks, 1,200 frac tanks, 50 miles of freshwater delivery pipeline and 50 miles of produced water collection pipeline operating in key unconventional resource basins. Complex water flows, in the forms of flowback and produced water, represent the largest waste stream from these unconventional methods of hydrocarbon exploration and production. Flowback water volumes represent approximately 15%–20% of the millions of gallons of water used during fracking that is returned to the surface generally within the first two to three weeks after hydraulic fracturing has commenced and the well starts producing. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. We provide, and continue to develop, total water service solutions for the effective and efficient delivery, treatment and disposal of fresh water, flowback and produced water flows resulting from increased exploration and production in these unconventional oil and gas fields.

Recycling provides environmental and waste recycling solutions to our customers through collection and recycling services for waste products, including UMO, which we process and sell as RFO, oily water, spent antifreeze, used oil filters and parts washers, and provision of complementary environmental services for a diverse commercial and industrial customer base. Recycling operates a highly scalable network infrastructure of 34 processing facilities, approximately 385 tanker trucks, vacuum trucks and trailers and over 200 railcars. With a geographic presence in 19 states in the Western U.S. stretching from Washington to Texas, Recycling provides its services to a diverse range of more than 20,000 commercial and industrial customer locations.

The following table summarizes our total revenues, loss from continuing operations before income taxes, net income (loss) attributable to common stockholders and EBITDA (defined below) for the years ended December 31, 2012, 2011 and 2010 (in 000s):

	Years Ended December 31,
	2012	2011	2010
Total revenues	$351,983	$156,837	$15,208
Loss from continuing operations before income taxes	(56,078)	(3,885)	(13,704)
Net income (loss) attributable to common stockholders	2,527	(23,006)	(14,693)
EBITDA (a)	29,074	25,639	(11,186)

(a)	Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (“U.S. GAAP”). See the reconciliation between net loss and EBITDA and the reconciliation between net income (loss) from continuing operations and EBITDA under “Liquidity and Capital Resources — EBITDA”.

During the year ended December 31, 2012, our EBITDA increased $3.5 million from $25.6 million in 2011 to $29.1 million in 2012. The increase is due primarily to a $33.9 million increase in gross profit before depreciation expense less transaction costs of $7.7 million, impairment charges of $6.0 million and loss on extinguishment of debt of $2.6 million.

For trends affecting our business and the markets in which we operate see “Recent Developments” and “Trends Affecting our Results of Operations” each presented below and the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

Recent Developments

Significant Acquisition Activities

Power Fuels Merger. On November 30, 2012, we and our subsidiary, Rough Rider Acquisition, LLC, completed our merger with Badlands Power Fuels, LLC (“Power Fuels”) of which Mark D. Johnsrud was the sole member. Prior to the merger, Power Fuels was a privately held North Dakota-based environmental solutions company providing delivery and disposal of environmental products, fluids transportation and handling, water sales, and equipment rental services for unconventional oil and gas exploration and production businesses.

The aggregate preliminary purchase price of approximately $500.9 million was comprised of 95.0 million unregistered shares of our common stock of which 10.0 million shares were placed into escrow for up to three years to pay certain potential indemnity claims and $129.4 million in cash including adjustment for target versus actual debt.

In connection with the Power Fuels merger, we incurred transaction costs of approximately $5.1 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2012. As a result of the Power Fuels Merger on November 30, 2012, Power Fuels and its subsidiaries became wholly-owned subsidiaries.

Appalachian Water Services. On September 4, 2012, we completed the acquisition of a majority interest in Appalachian Water Services, LLC (“AWS”). AWS owns and operates a wastewater treatment recycling facility specifically designed to treat and recycle water involved in the hydraulic fracturing process in the Marcellus Shale area. The aggregate preliminary purchase price of $13.6 million was comprised of 3,258,508 shares of our common stock registered on our Form S-4 shelf registration statement and $1.5 million of contingent consideration payable in shares of our common stock based upon the achievement of an EBITDA target, as defined in the membership interest purchase agreement.

Thermo Fluids Inc. On April 10, 2012, we completed the acquisition of TFI, a route-based environmental services and waste recycling solutions provider that focuses on the collection and recycling of UMO and the sale of RFO from recovered UMO.

The aggregate purchase price of approximately $245.4 million was comprised of approximately $229.6 million in cash, and 4,050,926 shares of our common stock with an estimated fair value of approximately $15.8 million, which shares were issued in a private placement and are held in escrow in respect of indemnification obligations of the sellers of TFI through the earlier of (i) 30 days after the provision of audited financial statements of TFI for the year ended December 31, 2012 and (ii) April 15, 2013. In connection with the TFI acquisition, we incurred transaction costs of approximately $1.6 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2012.

Financing Activities

As more fully described in Note 8 of the Notes to Consolidated Financial Statements herein, in connection with the TFI Acquisition, on April 10, 2012, we (i) issued $250.0 million in aggregate principal amount of 9.875% Senior Notes (the “Notes”); and (ii) entered into a new $150.0 million senior revolving credit facility (the “New Revolving Credit Facility”) following repayment and termination of our previous credit facility. On August 17, 2012, we completed a registered exchange offer of the 9.875% Senior Notes. On November 5, 2012, we closed on the issuance by our wholly-owned subsidiary, Rough Rider Escrow, LLC (“Rough Rider”), of $150.0 million in aggregate principal amount of 9.875% Senior Notes Due 2018 (the “Additional Notes” and with Notes, are collectively referred to as the “2018 Notes”). The net proceeds were used to partially finance the merger with Power Fuels. In addition, in conjunction with the consummation of the Power Fuels Merger, we assumed the 2018 Notes issued by Rough Rider and amended our New Revolving Credit Facility (the “Amended Revolving Credit Facility”) to, among other things, increase the revolving credit facility thereunder from $150.0 million to $325.0 million.

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

Recent declines in natural gas prices have caused many natural gas producers to announce reductions in capital budgets for future periods. These cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas and accordingly reduced demand for our services in these areas. Beginning in late 2011, we have actively transferred certain operating assets to oil- and liquids-rich wet shale areas where drilling activity is more robust. This redeployment activity occurred primarily in the first six months of 2012. However we continue to seek to strategically relocate our assets to those areas where we believe demand is highest and other market conditions for our services are favorable.

In our Recycling Division, demand for our services is primarily driven by used oil market dynamics. While increased oil prices increase the cost to us of UMO, increases in those prices generally also cause increases in the price of, and demand for, RFO, as a lower cost, higher British Thermal Units (“BTU”) alternative to diesel fuel and, to re-refiners, as a critical feedstock for the production of base lubricants.

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

Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, which can limit comparability of our results from period to period. We completed two major transactions in 2012 that will substantially change our future operating results from our historical operating results: the TFI Acquisition, completed in April 2012, and our merger with Power Fuels (discussed further below), which was completed on November 30, 2012 and is our largest transaction to date.

Results of Operations

Revenues:

Our consolidated revenues are generated from three primary sources: (1) environmental solutions provided to oil and gas companies operating in unconventional resource areas, (2) equipment rental activities and (3) the sale of reprocessed fluids. Additional information about these revenue sources are as follows:

•

Environmental solutions revenue consists of fees charged to customers for the transportation of fresh water and salt water by trucks or through temporary or permanent water transport pipelines owned by us to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of backflow and produced water originating from oil and gas wells;

•

Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for item such as delivery and pickup and is attributable to our Fluids Management Division; and

•	Revenue from reprocessed fluids includes the sale of used motor oil and antifreeze after it is refined by one of our processing facilities and is attributable to our Recycling Division.

Cost of sales:

Cost of sales consists primarily of the following:

•	Wages and benefits for employees performing operational activities;

•	Fuel expense incurred in connection with the transportation of fresh and salt water;

•	Costs to repair and maintain vehicles, trailers and rental equipment;

•	Depreciation of property, plant and equipment; and

•	Costs to acquire UMO.

General and Administrative Expense:

General and administrative expense consists primarily of the following:

•	Wages and benefits for employees performing administrative overhead roles;

•	Professional fees;

•	Provision for doubtful accounts; and

•	Transactions costs associated with business acquisitions.

Amortization of intangible assets represents the allocation of costs for other identifiable intangible originating from business acquisitions to future periods based on the assets’ useful lives and/or their projected future cash flows. Intangible assets include customer relationships, customer contracts, disposal permits, vendor relationships and other.

Interest expense includes interest incurred on the outstanding balance of our Amended Revolving Credit Facility including fees on the unutilized portion thereof and interest incurred on our 2018 Notes offset by interest earned on short-term investments.

Other (expense) gains, include gains and losses from changes to contingent consideration estimates incurred in connection with business acquisitions, gains (losses) from the disposition of equipment and realized gains (losses) from the sale or maturity of marketable securities classified as available for sale.

For trends affecting our business and the markets in which we operate see “Factors Affecting Our Results of Operations” above and also “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease) 2012 versus 2011
	2012	2011	2012	2011
Non-Rental Revenue	$336,542	$144,291	95.6%	92.0%	$192,251	133.2%
Rental Revenue	15,441	12,546	4.4	8.0	2,895	23.1

Total Revenue	351,983	156,837	100.0	100.0	195,146	124.4
Cost of sales	(305,656)	(123,509)	86.8	78.7	182,147	147.5

Gross profit	46,327	33,328	13.2	21.3	12,999	39.0

Operating expenses:
General and administrative expenses	48,031	32,783	13.6	20.9	15,248	46.5
Amortization of intangible assets	16,583	3,868	4.7	2.5	12,715	328.7
Impairment of long-lived assets	3,658	—	1.0	—	3,658	n/a
Impairment of intangible assets	2,372	—	0.7	—	2,372	n/a
Pipeline start-up and commissioning	—	2,089	—	1.3	(2,089)	(100.0)

Total operating expenses	70,644	38,740	20.0	24.7	31,904	82.4

Loss from operations	(24,317)	(5,412)	(6.8)	(3.5)	18,905	349.3
Interest expense, net	(26,617)	(4,243)	(7.6)	(2.7)	22,374	527.3
Loss on extinguishment of debt	(2,638)	—	(0.7)	—	2,638	n/a
Income (loss) from equity investment	12	(462)	0.0	(0.3)	474	n/a
Other (expense) income, net	(2,518)	6,232	(0.7)	4.0	(8,750)	n/a

Loss from continuing operations before income taxes	(56,078)	(3,885)	(15.8)	(2.5)	52,193	n/a
Income tax benefit	58,605	3,777	16.6	2.4	54,828	n/a

Income (loss) from continuing operations	2,527	(108)	0.8	(0.1)	2,635	n/a
Loss from discontinued operations, net of income taxes	—	(22,898)	—	(14.6)	22,898	100.0

Net income (loss) attributable to common stockholders	$2,527	$(23,006)	0.8%	(14.7)%	$25,533	n/a

Non-Rental Revenue

Non-rental revenue for the year ended December 31, 2012 was $336.5 million, up $192.2 million from $144.3 million for the year ended December 31, 2011. The increase was driven primarily by the TFI and Power Fuels acquisitions in 2012 and secondarily by the full year impact of the five acquisitions that closed during the three months ended June 30, 2011. The TFI acquisition (including the results of All Phase) and the Power Fuels merger accounted for approximately $90.3 million and $20.5 million, respectively of the year-over-year increase in non-rental revenues.

Rental Revenue

Rental Revenue for the year ended December 31, 2012 was $15.4 million, up $2.9 million from $12.5 million for the year ended December 31, 2011. The increase was attributable entirely to the Power Fuels acquisition.

Segment Revenue

Fluids Management revenue for the year ended December 31, 2012 was $256.7 million, up $99.9 million from $156.8 million. As previously noted, $25.3 million of the increase was due to Power Fuels, with the remainder attributable to a combination of other acquisitions completed during 2012 and 2011 and organic growth, which accounted for approximately $41.6 million and $33.0 million of the remaining increase, respectively. The organic growth was driven primarily by investments and asset redeployments primarily in the Eagle Ford and Marcellus shale areas, due in part from a contract with a major customer that commenced in late 2011. In addition, 2012 also includes increased revenue from our produced water pipeline in the Haynesville shale area (up approximately 80% in 2012 versus 2011), portions of which were under construction and out of service during the period from February 2011 through September 2011. Revenue growth in 2012 was negatively affected by somewhat weaker pricing in certain shale areas due to business mix issues and resulting competitive pressures. Recycling revenue for the year ended December 31, 2012 was $95.3 million and resulted from the TFI Acquisition, which we completed on April 10, 2012.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2012 was $305.7 million, up $182.2 million from $123.5 million for the year ended December 31, 2011. Consistent with the increase in revenue, the increase in cost of sales was attributable primarily to the TFI acquisition and the Power Fuels merger in 2012 and secondarily to the full year impact of the five acquisitions that closed during the three months ended June 30, 2011. The TFI and Power Fuels transactions accounted for approximately $67.7 million and $18.9 million, respectively of the year-over-year increase in cost of sales. Excluding the impact of the TFI and Power Fuels transactions, depreciation expense increased $14.9 million in 2012, which was attributable to 2011 capital purchases of $150.9 million and equipment acquired in connection with 2011 acquisitions, which totaled approximately $48.5 million. Gross profit increased $13.0 million or 26% from $33.3 million for the year ended December 31, 2011; however, the gross profit margin decreased 810 basis points from 21.3% in 2011 to 13.2% in 2012. Excluding the impact on cost of sales from the acquisition and merger related transactions, the increase in cost of sales and the accompanying decline in gross margin were due to in part to costs incurred to redeploy assets to the oil-rich Eagle Ford Shale area from the Haynesville Shale area in response to a decrease in natural gas drilling activity. These costs were accompanied by additional training costs to onboard new drivers in the Eagle Ford Shale area. In addition, the Company also incurred costs for increased staffing in order to support the Company’s growth and integration of the recently acquired businesses including the five acquisitions that closed during the year ended December 31, 2011.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 totaled $48.0 million, compared to $32.8 million for the year ended December 31, 2011. Operating expenses for 2012 includes transaction costs associated with 2012 acquisition activity and the Power Fuels merger of $7.7 million, stock-based compensation expense of $3.6 million and provision for doubtful accounts of $6.3 million. The corresponding 2011 expenses for transaction costs, stock-based compensation and the provision for doubtful accounts were $0.9 million, $2.4 million, and $2.2 million, respectively.

Amortization of Intangible Assets

Amortization of intangible assets was $16.6 million and $3.9 million for the year ended December 31, 2012 and 2011, respectively. The increase is due to the large increase in intangible assets acquired in connection with the ten acquisitions, including the Power Fuels merger, that were completed during 2012 and 2011.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $3.7 million for the year ended December 31, 2012 and represents primarily the write-off of the carrying values of several saltwater disposal wells in the Haynesville shale area. We reviewed the recoverability of the disposal wells’ carrying values because of various technical problems that arose, which ultimately make the wells unusable. The impairment charge considered the recent decline in drilling activity in the Haynesville market due to a drop in natural gas prices as well as the estimated costs to both identify the source of the problems and to take corrective action to restore the wells’ functionality or convert them from salt water to fresh water wells.

Impairment of Intangible Assets

Impairment of intangible assets was $2.4 million for the year ended December 31, 2012 and represents the write-down of a customer relationship intangible associated with a construction business that was part of a prior business acquisition. During 2012, we received information from the Company’s primary customer in that market that future construction contracts would be directed to competitors whose core competency is construction.

Pipeline start-up and Commissioning

Pipeline start-up and commissioning expenses for the year ended December 31, 2011 relate to start-up costs for our underground pipeline in the Haynesville Shale area.

Loss from Operations

Loss from operations was $24.3 million and $5.4 million for the years ended December 31, 2012 and 2011, respectively. The year-over-year increase in loss includes the impact of the $6.8 million increase to transaction costs, the impairment charges totaling $6.1 million and the $14.9 million and $14.1 million increases in depreciation and amortization of intangible assets, respectively, mentioned above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $2.6 million for the year ended December 31, 2012 and represents the write-off of the unamortized balance of debt issuance costs on the Old Credit Facility in connection the entry into the New Revolving Credit Facility and the repayment of the outstanding balance on the Old Credit Facility.

Interest (Expense) Income, net

Interest expense, net was $26.6 million for the year ended December 31, 2012 as compared to $4.2 million for the year ended December 31, 2011. The increase was due to an increase in average debt outstanding during 2012 and higher average interest rates, driven primarily by the 2018 Notes. In addition, interest income was lower in the 2012 versus 2011 year to date period due lower investment balances during 2012 compared to the same period of 2010, and increased borrowings under our Amended Revolving Credit Facility throughout 2012.

Loss from Equity Investment

During the year ended December 31, 2012, we recorded a small gain from our equity investment in Dodge Water Depot, which is owned 50% by us and 50% by MBI Energy Services. During the year ended December 31, 2011 we recorded a loss of approximately $0.5 million related to our joint venture with Energy Transfer Partners, L.P. which was terminated on July 8, 2011.

Other (Expense) Income, net

Other expense, net for the year ended December 31, 2012 totaled approximately $2.5 million and consists primarily of a $1.7 million loss on the disposition of assets used in the Fluids Management segment. Other expense, net for the year ended December 31, 2011 totaled approximately $6.2 million, consisting primarily of net reductions to liabilities for contingent consideration which were adjusted through earnings. Such changes result from reassessment of the performance-based earnouts related to (a) our acquisition of the Excalibur Energy Services, Inc. in 2011, and (b) the acquisition of Complete Vacuum and Rental, Inc. (“CVR”) in 2010, and (c) the acquisition of Charis Partners LLC, in July 2009.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2012 was approximately $58.6 million resulting in an effective income tax rate of 104.5%, compared to an income tax benefit for the year ended December 31, 2011 of approximately $3.8 million resulting in an effective income tax rate of 97.2%. The primary factor affecting the effective income tax rate in 2012 is the release of $38.5 million of valuation allowance, which constituted 68.7% of the effective tax rate for the year ended December 31, 2012. The Company determined that the realization of certain deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that we acquired in the TFI acquisition and the Power Fuels merger. The primary factors affecting the effective tax rate in 2011 were the loss on the abandonment of China Water, which was offset in part by a valuation allowance. These items resulted in a net increase to the effective tax rate of 67.4% for the year ended December 31, 2011.

Income (Loss) from Continuing Operations

Income from continuing operations was $2.5 million for the year ended December 31, 2012 compared to a loss from continuing operations of $0.1 million for the year ended December 31, 2011, primarily as a result of the items referred to above.

Loss from Discontinued Operations

Our net loss from discontinued operations for the year ended December 31, 2011 was approximately $22.9 million. The loss was attributable to our September 30, 2011 sale and abandonment of our China Water business. Refer to Note 18 in the accompanying notes to the Consolidated Financial Statements herein for additional information.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease) 2011 versus 2010
	2011	2010	2011	2010
Revenue	$156,837	$15,208	100.0%	100.0%	$141,629	931.3%
Cost of sales	123,509	11,337	78.8	74.5	112,172	989.4

Gross profit	33,328	3,871	21.2	25.5	29,457	761.0

Operating expenses:
General and administrative expenses	32,783	10,314	20.9	67.8	22,469	217.8
Amortization of intangible assets	3,868	1,240	2.5	8.2	2,628	211.9
Pipeline start-up and commissioning	2,089	11,830	1.3	77.8	(9,741)	(82.3)

Total operating expenses	38,740	23,384	24.7	153.8	15,356	65.7

Loss from operations	(5,412)	(19,513)	(3.5)	(153.8)	(14,101)	(72.3)
Impairment of long-lived assets	—	—	—	—	—	—
Impairment of intangible assets	—	—	—	—	—	—
Interest (expense) income, net	(4,243)	2,087	(2.7)	13.7	(6,330)	n/a
Loss from equity investment	(462)	(689)	(0.3)	(4.5)	227	n/a
Other income, net	6,232	4,411	4.0	29.0	1,821	41.3

Loss from continuing operations before income taxes	(3,885)	(13,704)	(2.5)	(90.1)	(9,819)	71.7
Income tax benefit	3,777	3,404	(2.4)	(22.4)	373	11.0

Loss from continuing operations	(108)	(10,300)	(0.1)	(67.7)	(10,192)	99.0
Loss from discontinued operations, net of income taxes	(22,898)	(4,393)	(14.6)	(28.9)	18,505	421.2

Net loss attributable to common stockholders	$(23,006)	$(14,693)	(14.7)%	(96.6)%	$8,313	56.6

Revenue

Revenue for 2011 grew to $156.8 million from $15.2 million in 2010. The significant year-over-year growth in revenue resulted from (a) the full year effect of the Complete Vacuum and Rental, Inc. acquisition which we consummated on November 30, 2010, (b) the five acquisitions that we closed in the second quarter of 2011, and (c) revenues resulting from a significant capital investment program during 2011, including an expansion of the Company’s fleet and disposal well assets. Revenues from our pipeline operations were negatively impacted during 2011 as a result of start-up and commissioning activities discussed below.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2011 was $123.5 million, resulting in total gross profit of approximately $33.3 million, or 21.2% of revenue. Cost of sales for the year ended December 31, 2010 was $11.3 million, resulting in total gross profit of $3.9 million, or 25.5% of sales. Included in cost of sales for the years ended December 31, 2011 and 2010 is depreciation expense of approximately $21.4 million and $3.4 million, respectively. The significantly higher depreciation expense in 2011 is attributable to the acquisitions in 2011 and 2010 and capital expenditures during those periods.

Operating Expenses

Operating expenses for the year ended December 31, 2011 totaled $38.7 million, compared to $23.4 million for the year ended December 31, 2010. Operating expenses in 2011 included approximately $2.4 million of stock-based compensation, amortization expense of approximately $3.9 million, a $2.2 million increase to the bad debt reserve, and approximately $2.1 million of start-up and commissioning costs related to our underground pipeline in the Haynesville Shale area. Also included in operating expenses for the year ended December 31, 2011 was approximately $0.9 million of transaction costs associated with the acquisitions completed in the second quarter of 2011. Operating expenses for the year ended December 31, 2010 included pipeline start-up and commissioning costs of approximately $11.8 million resulting from repairs and remediation of certain segments of the Haynesville pipeline, amortization expense of $1.2 million, stock-based compensation expense of $1.0 million and $0.5 million in transaction costs related to the acquisition of Complete Vacuum and Rental, Inc. Excluding these items, general and administrative expense increased largely due to the impact of the 2010 and 2011 acquisitions as well as increased staffing and other costs required to support the Company’s growth and the integration of the acquired businesses.

Loss from Operations

Loss from operations was $5.4 million and $19.5 million for December 31, 2011 and 2010, respectively, primarily as a result of the items mentioned above.

Interest (Expense) Income, net

During the year ended December 31, 2011, we recorded net interest expense of approximately $4.2 million as opposed to $2.1 million of interest income for the year ended December 31, 2010. The decrease was primarily due to lower interest rates for invested funds and lower investment balances in the year ended December 31, 2011 compared to the same period of 2010, and increased borrowings under our credit facility throughout 2011.

Loss from Equity Investment

During the year ended December 31, 2011, we recorded a loss of approximately $0.5 million related to our joint venture with Energy Transfer Partners, L.P. that was terminated on July 8, 2011. For the year ended December 31, 2010, we recorded an equity loss of approximately $0.7 related to the joint venture.

Other Income (Expense), net

Other income (expense), net for the year ended December 31, 2011 totaled approximately $6.2 million, consisting primarily of net reductions to liabilities for contingent consideration which were adjusted through earnings. Such changes result from re-assessment of the performance-based earn-outs related to (a), our acquisition of Excalibur Energy Services, Inc. on May 6, 2011, (b) the acquisition of Complete Vacuum and Rental, Inc. in 2010, and (c) the acquisition of Charis Partners LLC, on July 1, 2009.

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

Loss from Discontinued Operations

Our net loss from discontinued operations for the year ended December 31, 2011 was approximately $22.9 million compared to a net loss from discontinued operations of $4.4 million for the year ended December 31, 2010. The increased loss was attributable to our September 30, 2011 sale and abandonment of our China Water business. Refer to Note 18 in the accompanying Notes to the Consolidated Financial Statements herein for additional information.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our primary source of capital is from cash generated by our operations with additional sources of capital from borrowings available under our Amended Revolving Credit Facility as well as debt and equity accessed through capital markets. Our level of historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale markets, access new shale markets and to expand the breadth and scope of services we provide. The following table summarizes our sources and uses of cash for the years ended December 31, 2012, 2011 and 2010 (in 000s):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$30,671	$(13,962)	$(4,102)
Net cash used in investing activities	(392,698)	(148,103)	(38,203)
Net cash provided by (used in) financing activities	298,044	151,047	(2,629)

Net decrease in cash and cash equivalents	$(63,983)	$(11,018)	$(44,934)

As of December 31, 2012, we had cash and cash equivalents of $16.2 million, a decrease of $64.0 million from December 31, 2011. As of December 31, 2011, we had cash and cash equivalents of $80.2 million, a decrease of $0.6 million from December 31, 2010 excluding cash associated with discontinued operations. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our revolving credit facility.

Operating Activities — Net cash provided by operating activities was $30.7 million for the year ended December 31, 2012 and consisted of the add-back of non-cash items and other adjustments of $20.4 million combined with net income of $2.5 million and a $7.7 million increase in net operating liabilities. The non-cash items included $58.5 million of depreciation and amortization as well as a $60.3 million change in deferred income taxes due primarily to a $38.5 million release of valuation allowance.

Net cash used in operating activities was $14.0 million for the year ended December 31, 2011 and included $9.3 million of net cash used in operating activities from continuing operations and $4.7 million of net cash used in operating activities from discontinued operations. Net cash used in operating activities from continuing operations consisted of the add-back of non-cash items and other adjustments of $42.8 million offset by an increase in operating assets (net of liabilities) of $29.1 million and a net loss of $23.0 million. The non-cash and other adjustments included the add-back of a $22.9 million loss associated with the discontinuance of our wholly-owned subsidiary, China Water. The increase in operating activities included a $31.2 million increase in accounts receivable, which was exacerbated by slower customer payments in the fourth quarter.

Net cash used in operating activities was $4.1 million for the year ended December 31, 2010 and included $3.4 million of net cash used in operating activities from continuing operations and $0.7 million of net cash used in operating activities from discontinued operations. Net cash used in operating activities from continuing operations consisted of the add-back of non-cash items and other adjustments of $7.8 million and changes in operating assets (net of operating liabilities) of $3.5 million offset by a net loss of $14.7 million.

Investing Activities — Net cash used in investing activities was $392.7 million for the year ended December 31, 2012 and included cash paid in connection with the Power Fuels merger and the TFI acquisition, which totaled $127.3 million and $229.6 million, respectively, and capital purchases of $45.6 million.

Net cash used in investing activities was $148.1 million for the year ended December 31, 2011 and included $142.3 million of net cash used in investing activities from continuing operations and $5.8 million of net cash used in investing activities from discontinued operations. Net cash used in investing activities from continuing operations was $142.3 million for the year ended December 31, 2011, up $104.6 million from $37.7 million for the year ended December 31, 2010. The increase was primarily attributable to $59.7 million of additional cash paid for acquisitions in 2011 as compared to the prior year period, and an additional $133.5 million of capital expenditures to support business growth in 2011 as compared to 2010. These higher cash requirements for capital investments were partially funded by approximately $87.4 million of additional net cash proceeds realized from the liquidation of available–for–sale securities and redemption of certificates of deposit. Net cash used in investing activities by discontinued operations was $5.8 million for the year ended December 31, 2011 compared to $0.5 million in the year ago period.

Financing Activities — Net cash provided by financing activities was $298.0 million for the year ended December 31, 2012 compared to $151.0 million for the year ended December 31, 2011. The year-over-year net increase in net cash provided by operating activities was attributable to the larger funding needs necessary to consummate the TFI and Power Fuels acquisitions in 2012 as compared to the funding needs of the relatively smaller acquisitions that were consummated in 2011. The $147.0 million increase in cash provided by financing activities consisted of $399.0 million of proceeds, net of original issue discounts, received in connection with the issuance of the 2018 Notes, $147.0 million of net proceeds drawn from our Amended Revolving Credit Facility and $74.4 million of cash proceeds received in connection with an equity offering of our common shares. Cash provided by financing activities was offset by a $140.2 million repayment of our old credit facility, a $150.4 million repayment of debt acquired in connection with the Power Fuels acquisition and $26.2 million of deferred financing fees associated with the 2018 Notes and the Amended Revolving Credit Facility.

Net cash provided by financing activities from continuing operations was $151.0 million for the year ended December 31, 2011 compared to $1.6 million of cash used in financing activities from continuing operations for the year ended December 31, 2010. The increase was primarily attributable to $47.9 million of cash proceeds received in the fourth quarter of 2011 from the exercise of warrants for approximately 7.9 million shares of our common stock at an exercise price of $6.00 per warrant and net borrowings under our Old Credit Facility totaling $109.9 million. Financing activities from discontinued operations were not significant during 2011 and 2010.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations, and capital expenditures including acquisitions. As of December 31, 2012, we had $566.1 million of indebtedness outstanding, consisting of $147.0 million under the Amended Revolving Credit Facility, $400.0 million of 2018 Notes and $20.0 million under capital lease and other notes payable obligations. The 2018 Notes, which were issued in separate tranches, are presented net of unamortized original issue discounts and original issue premiums of $1.2 million and $0.3 million, respectively, in our consolidated balance sheet at December 31, 2012.

Availability under the Amended Revolving Credit Facility is equal to $325.0 million of aggregate commitments less the sum of outstanding revolving advances and outstanding letters of credit including both drawn and undrawn amounts. Availability for future borrowings as of December 31, 2012 was $177.0 million, which is net of $147.0 million of the outstanding borrowings on our Amended Revolving Credit Facility and $1.0 million of outstanding letters of credit. Substantially all of our assets are subject to liens under our Amended Revolving Credit Facility.

The Amended Revolving Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to incur additional indebtedness; incur liens (other than liens securing capital leases and purchase money debt); make further negative pledges; make loans, advances and other investments, including acquisitions (provided that acquisitions shall be permitted to the extent that the target is in the water or environmental services industry, that the representations and warranties are true and correct in all material respects as of the acquisition date and certain pro forma ratios are met); declare dividends, distributions and issuances of equity interest or repayment of the same; make fundamental changes; make prepayments, redemptions and purchases of subordinated and certain other debt; engage in transactions with affiliates; pay dividends and make other payments affecting subsidiaries; make changes in lines of business, fiscal year and accounting practices; make material amendments to our organization documents; engage in sales-leaseback transactions; engage in hedging transactions; make capital expenditures and incur operating lease obligations. The indentures governing the 2018 Notes also contain restrictive covenants that, among other things, limit our ability to transfer or sell assets; pay dividends or make certain distributions, buy subordinated indebtedness or securities, make certain investments or make other restricted payments; incur or guarantee additional indebtedness or issue preferred stock; create or incur liens securing indebtedness; incur dividend or other payment restrictions affecting restricted subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; engage in business other than a business that is the same or similar, reasonably related, complementary or incidental to our current business and/or that of our restricted subsidiaries; and make certain acquisitions or investments.

Capital Expenditures

Capital expenditures for the year ended December 31, 2012, excluding acquisition and merger related activity totaled $45.6 million, reflecting capital outlays primarily related to pipeline construction, expansion projects and disposal wells. Substantially all transportation fleet additions in 2012 were financed through capital leases. We expect that our capital expenditures will decrease during 2013 as we focus on improving the utilization of our existing assets. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures will likely be financed through a combination of cash on hand, cash flow from operations, borrowings under our Amended Credit Facility and capital leases, and in the case of acquisitions, issuances of equity. We may also issue additional debt securities.

Outlook

We believe that cash generated from operations, together with cash on hand and amounts available under the Amended Revolving Credit Facility will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months and the foreseeable future. Should operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, we expect to adjust our capital spending plans accordingly. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Cautionary Note for Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of this Annual Report.

From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our capacity to repurchase common stock is limited to $3.0 million per year by the Amended Revolving Credit Facility at December 31, 2012 unless certain payment conditions are satisfied.

Contractual Obligations

The following table details the contractual cash obligations for debt, operating leases and purchase obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Contractual Obligations
Debt (1)	$547.0	$—	$—	$147.0	$400.0
Capital leases (1)	20.0	4.7	8.6	6.7	—
Interest on debt and capital leases (2)	248.5	47.7	95.0	94.4	11.4
Operating leases	13.1	3.6	4.7	2.7	2.1
Contingent consideration obligations(3)	11.3	2.0	8.8	0.5	—
Purchase Obligations(4)	5.5	5.5	—	—	—
Capital projects(5)	11.0	11.0	—	—	—
Purchase of remaining interest in AWS(6)	11.0	—	11.0	—	—
Uncertain tax positions(7)	—	—	—	—	—

Total	$867.4	$74.5	$128.1	$251.3	$413.5

(1)	Principal payments are reflected when contractually required. Payments do not include estimates for future changes to the balance outstanding under our Amended Revolving Credit Facility.
(2)	Estimated interest for debt for all periods presented is calculated using interest rates available as of December 31, 2012 and includes fees for the unused portion of our Amended Revolving Credit Facility. See Note 8 to our consolidated financial statements for additional information.
(3)	Represents the estimated future payments of earnout obligations incurred in connection with business acquisitions. This differs from the carrying value of the obligations, which are based on the estimated present values of the obligations at the reporting date and totaled $10.8 million at December 31, 2012. Refer to Notes 3, 9 and 13 in the accompanying consolidated financial statements for additional information.
(4)	Represents a noncancellable obligation to purchase liquefied natural gas (“LNG”) powered trucks from a vendor.
(5)	Represents capital expenditures necessary to complete planned upgrades to the Company’s produced water pipeline in the Haynesville Shale area.
(6)	Represents the future payment of the cost to purchase the remaining 49% interest in AWS. This differs from the carrying value of the obligation, which is based on the present value of the obligation at the reporting date and was $9.0 million at December 31, 2012. As described in Note 3 to the accompanying consolidated financial statements the Company was required to record this obligation due to the Company’s call option to purchase, and the noncontrolling interest holder’s put option to sell, the remaining interest in AWS.
(7)	As described in Note 12 to the accompanying consolidated financial statements the Company had no unrecognized tax benefits recorded at December 31, 2012.

EBITDA

As a supplement to the financial statements in this Annual Report on Form 10-K, which are prepared in accordance with U.S. GAAP, we also present EBITDA. EBITDA is consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe this information is useful to financial statement users in evaluating our financial performance. We also use EBITDA to evaluate our financial performance, make business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. EBITDA is not a measure of performance calculated in accordance with U.S. GAAP and there are material limitations to its usefulness on a stand-alone basis. EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Financial statement users should use EBITDA in addition to, and not as an alternative to, net income (loss) from continuing operations as defined under U.S. GAAP.

The table below provides a reconciliation between net loss, as determined in accordance with U.S. GAAP, and EBITDA:

	Years Ended December 31,
	2012	2011	2010
	(in 000s)
Net income (loss) from continuing operations	$2,527	$(108)	$(10,300)
Depreciation of property, plant and equipment	41,952	21,413	3,365
Amortization of intangible assets	16,583	3,868	1,240
Interest expense, net	26,617	4,243	(2,087)
Benefit for income taxes	(58,605)	(3,777)	(3,404)

EBITDA	$29,074	$25,639	$(11,186)

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 1 to our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K.

Allowance for Doubtful Accounts

Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. If the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $6.0 million and $2.6 million at December 31, 2012 and 2011, respectively.

Accounting for Business Combinations

We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of certain of our assets and liabilities is determined by (1) using estimates of replacement costs for tangible fixed assets and (2) using discounted cash flow valuation methods for estimating identifiable intangibles such as customer contracts and customer relationship intangibles (Income Approach). The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense recognized. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. The income approach used to value identifiable intangible assets utilizes forward-looking assumptions and projections, but considers factors unique to our businesses and related long-range plans that may not be comparable to other companies and that are not yet publicly available. The determination of fair value under the income approach requires significant judgment on our part. Our judgment is required in developing assumptions about future revenue growth, projected capital expenditures, changes in working capital, general and administrative expenses, attrition rates, and the weighted average cost of capital. The estimated future cash flows and projected capital expenditures used under the income approach are based on our business plans and forecasts, which consider historical results adjusted for future expectations. Future expectations include assumptions related to including economic trends, market conditions and other factors which are beyond management’s control.

Contingent Consideration

Contingent consideration primarily consists of earn-out obligations assumed in connection with business combinations that are payable by us to the former owners of an acquiree as part of the exchange for control of the acquiree if specified future events occur or conditions are met. Contingent consideration is recorded at the acquisition date fair value, which is measured at the present value of the consideration expected to be transferred. The fair value of contingent consideration is remeasured at the end of each reporting period with the change in fair value recognized as other income (expense) in the consolidated statement of operations. Estimates of the fair value of contingent consideration are impacted by changes to cash flow projections, growth rates, discount rates and probabilities of achieving future milestones. Contingent consideration obligations were $10.8 million at December 31, 2012 of which $2.0 million and $8.8 million were classified as current and long-term, respectively, in our consolidated balance sheet.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process; however, if after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess all relevant events and circumstances indicating whether it is more likely than not the fair value of a reporting unit is less than its carrying value, which include but are not limited to one or more of the following: (1) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital or other developments in equity and capital markets, (2) industry and market conditions such as a deterioration in the environment in which an entity operates, an increased competitive environment, a change in the market for an entity, (3) cost factors such as increases in raw materials or labor, (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results or relevant prior periods, (5) entity specific events such as changes in management, key personnel, strategy, or customers, (6) events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than not expectation of selling or disposing all, or a portion, or a reporting unit and (5) a sustained decrease in share price.

In the event a determination is made that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the first step of the two-step process must be performed. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. At September 30, 2012 we elected to bypass the qualitative assessment and performed step one of the goodwill impairment test for each of our three reporting units: the pipeline reporting unit, the Recycling Division reporting unit (which is also an operating segment) and the Fluids Management Division reporting unit excluding the pipeline operations. Refer to Note 16 in the accompanying consolidated financial statements for additional information on our operating segments. To measure the fair value of each reporting unit, several valuation techniques were used. The Fluids Management Division reporting unit and the Recycling Division reporting unit used the discounted cash flow method (Income Approach) and the guideline public company method (Market Approach). The pipeline reporting unit relied solely on the income approach. The Income Approach is based on management’s operating budget and internal five-year forecast. This approach utilizes forward-looking assumptions and projections, and considers factors impacting long-range plans that may not be comparable to other companies and that are not yet publicly available. The Market Approach considers potentially comparable companies and transactions within the industries where our reporting units participate, and applies their trading multiples to our reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying companies that are specifically comparable to us, considering the diversity of the our businesses, their relative sizes and levels of complexity. The fair values of the reporting units are evaluated in aggregate using the market capitalization method whereby the sum of the reporting units’ fair values reconciled to our total market capitalization. Management uses this comparison as additional evidence of the fair value of the Company, as its market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder. Management evaluates and weights the results based on a combination of the Income and Market Approaches, and, in situations where the Income Approach results differ significantly from the Market Approach, management re-evaluates and adjusts, if necessary, its assumptions. The discount rates used in the income approach model during the third quarter 2012 impairment test were 11.0% for the Recycling and Fluids Management Divisions and 10.0% for the Pipeline operations.

Based on the results of our 2012 third quarter goodwill impairment test, the fair values of our reporting units were determined to exceed their respective carrying amounts and accordingly, the second step of the impairment test was not necessary. The Company’s step 1 test for reporting units indicated the fair value of the Recycling Division, Fluids Management Division and Pipeline operations exceeded their respective carrying values by 2%, 16% and 27%, respectively. Therefore a hypothetical decrease of 2%, 16% and 27% in the Recycling Division, Fluids Management Division and Pipeline operations fair values, respectively, would be an indication of impairment and trigger the need to perform a second step to measure the amount of impairment.

At December 31, 2012, we evaluated whether any changes or goodwill triggering events existed and concluded there were none. If adverse changes to our business were to occur in the future, such as a sustained drop in the price of oil and natural gas, the loss of a loss of one or more key customers, increased competition from other environmental services companies, an increase in governmental regulation, etc. our goodwill could be impaired.

Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives

We review long-lived assets including intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset (or asset group) may not be recoverable. If an impairment indicator is present, we evaluate recoverability by comparing the estimated future cash flows of the category classes, on an undiscounted basis, to their carrying values. The category class represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, the asset group is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the long-lived asset (or asset group). Our determination that an event or change in circumstance has occurred potentially indicating the carrying amount of an asset (or asset group) may not be recoverable generally includes but is not limited to one or more of the following: (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results, (3) changes affecting the utility and estimated future demands for the asset, (4) a significant decrease in the market price of an asset, (4) a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life and a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition.

During the year ended December 31, 2012, we recognized a $3.7 million impairment loss on three salt water disposal wells primarily in the Haynesville shale area. We tested the disposal wells for recoverability after the wells developed technical problems which required us to suspend their use unusable. The estimated future cash flows used to test the recoverability and measure the fair values of the disposal wells included an estimate of future expenditures necessary to identify the source of the problems and to take corrective action to restore the wells’ functionality or convert them to an alternate use. During the year ended December 31, 2012, we also recognized a $2.4 million impairment loss related to the write-down of a customer relationship intangible associated with a portion of a prior business acquisition. The impairment review and associated write-down was triggered by management’s updated assessment of the reduced growth prospects of the business and the related impact on its expected financial performance. During the years ended December 31, 2011 and 2010, we concluded impairment indicators were not present and it was therefore not necessary to test the assets for recoverability during those years. We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable.

Valuation of Deferred Tax Assets

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

We are subject to federal income taxes and state income taxes in those jurisdictions in which we operate. We exercise judgment with regard to income taxes in the following areas: (1) interpreting whether expenses are deductible in accordance with federal income tax and state income tax codes, (2) estimating annual effective federal and state income tax rates and (3) assessing whether deferred tax assets are, more likely than not, expected to be realized. The accuracy of these judgments impacts the amount of income tax expense we recognize each period.

As a matter of law, we are subject to examination by federal and state taxing authorities. We have estimated and provided for income taxes in accordance with settlements reached with the Internal Revenue Service in prior audits. Although we believe that the amounts reflected in our tax returns substantially comply with the applicable federal and state tax regulations, both the IRS and the various state taxing authorities can take positions contrary to our position based on their interpretation of the law. A tax position that is challenged by a taxing authority could result in an adjustment to our income tax liabilities and related tax provision.

We measure and record tax contingency accruals in accordance with accounting principles generally accepted in the United States (“GAAP”) which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized. A tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

Revenue Recognition

We recognize revenues in accordance with Accounting Standards Codification 605 (ASC 605 “Revenue Recognition”) and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our revenue results from contracts with direct customers and revenues are generated upon performance of contracted services.

Services provided to our customers primarily include the transportation of fresh water and saltwater by Company-owned trucks or through a temporary or permanent water transport pipeline. Revenues are also generated through fees from our disposal wells and rental of tanks and other equipment. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly rates for transportation. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.

Our Fluids Management Division derives the majority of its revenue from the transportation of fresh and salt water by Company-owned trucks or through a temporary or permanent water transport pipeline to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of backflow and produced water originating from oil and gas wells. Revenues are also generated through fees charged for use of our disposal wells and from the rental of tanks and other equipment. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly rates for transportation. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.

Our Recycling Division derives the majority of its revenue from the sale of used motor oil and antifreeze after it is refined by one of its processing facilities. Revenue is recognized upon shipment or delivery, dependent on contracted terms, of salable fuel oil or upon recovery service provided in the receipt of waste oil and antifreeze per specific customer contract terms. Transportation costs charged to customers are included in revenue.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for us is the reporting period starting January 1, 2013. We do not anticipate the adoption of ASU 2013-02 will have a material impact on our consolidated financial statements. As permitted under ASU 2013-02, we have elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in the first quarter of 2013, if applicable.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification subtopic 350-30, General Intangibles other than Goodwill. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for us are the annual and interim periods starting January 1, 2013. As of December 31, 2012, we did not have any intangible assets with indefinite lives. At this time, we do not anticipate the adoption of ASU 2012-02 will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us were the annual and interim periods starting January 1, 2012. As permitted under ASU 2011-08 we elected to bypass the qualitative assessment at September 30, 2012 and instead proceeded directly to performing the first step of the two-step goodwill impairment test. Refer to the goodwill discussion in the significant accounting policies section of Note 1 to the accompanying consolidated financial statements for additional information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Risk

We are subject to market risk exposures arising from declines in oil and natural gas drilling activity in unconventional areas, which is primarily a function of the market price for oil and natural gas. Various factors beyond our control affect the market prices for oil and natural gas, including but not limited to the level of consumer demand, governmental regulation, the price and availability of alternative fuels, political instability in foreign markets, weather-related factors and the overall economic environment. During 2012, in response to a drop in natural gas prices we redeployed resources to oil-rich shale areas where drilling activity was more robust. Market prices for oil and natural gas have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Prolonged declines in the market price of oil and/or natural gas could contribute to declines in drilling activity and accordingly would reduce demand for our services. We attempt to manage this risk by strategically aligning our assets with those areas where we believe demand is highest and market conditions for our services are most favorable.

Interest Rates

As of December 31, 2012 the outstanding principal balance on our amended revolving credit facility was $147.0 million with variable rates of interest based generally on London inter-bank offered rate (“LIBOR”) plus a margin of between 2.50% and 3.75% based on a ratio of the Company’s total debt to EBITDA, or an alternate interest rate equal to the higher of the Federal Funds Rate as published by the Federal Reserve Bank of New York plus  1/2 of 1.00%, the prime commercial lending rate of the administrative agent under the Credit Agreement, and monthly LIBOR plus 1.00%, plus a margin of between 1.50% and 2.75% based on the Company’s total debt to EBITDA. We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during 2012 our net interest expense for the year ended December 31, 2012 would have increased by an estimated $0.8 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Item 15. “Exhibits, Financial Statements Schedules” contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The Company acquired 100% of the outstanding shares of Thermo Fluids, Inc. on April 10, 2012 and Badlands Power Fuels, LLC on November 30, 2012 and management excluded Thermo Fluids, Inc. and Badlands Power Fuels, LLC’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31 2012. The Company’s consolidated financial statements include 4% and 12% in total assets (excluding goodwill and intangible assets subject to the acquirer’s internal controls over financial reporting from the assets excluded) and 27% and 7% in total revenues associated with Thermo Fluids, Inc. and Badlands Power Fuels, LLC, respectively as of and for the year December 31 2012.

In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report has been included on page 50 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Following the acquisition of Thermo Fluids, Inc. in April 2012 and Badlands Power Fuels, LLC. in November 2012, the Company commenced the process of aligning the processes and controls of these acquisitions into our existing control environment. This process was ongoing during the last fiscal quarter of 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Heckmann Corporation:

We have audited Heckmann Corporation’s (The Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heckmann Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Heckmann Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Heckmann Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

Heckmann Corporation acquired 100% of the outstanding shares of Thermo Fluids, Inc. on April 10, 2012 and Badlands Power Fuels, LLC on November 30, 2012 and management excluded Thermo Fluids, Inc. and Badlands Power Fuels, LLC’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31 2012. The Company’s consolidated financial statements included 4% and 12% in total assets (excluding goodwill and intangible assets subject to the acquirer’s internal control over financial reporting from the assets excluded) and 27% and 7% in total revenues associated with Thermo Fluids, Inc. and Badlands Power Fuels, LLC, respectively as of and for the year December 31 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Thermo Fluids, Inc. and Badlands Power Fuels, LLC.

/s/ KPMG, LLP

Pittsburgh, Pennsylvania

March 18, 2013

Item 9B.	Other Information

On January 7, 2013, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s corporate governance listing standards as required by Section 303A(12)(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2012, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, regarding the quality of our public disclosures.

HECKMANN CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2012 in connection with our 2013 Annual Meeting of Stockholders, or “Proxy Statement”.

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

(b) The exhibits listed on the “Exhibit Index” following the audited consolidated financial statements are filed with this Annual Report on Form 10-K or incorporated by reference as set forth below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 18, 2013.

Heckmann Corporation

By:	/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark D. Johnsrud, Jay C. Parkinson and Damian C. Georgino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark D. Johnsrud Mark D. Johnsrud	Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2013

/s/ Jay C. Parkinson Jay C. Parkinson	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 18, 2013

/s/ Richard J. Heckmann Richard J. Heckmann	Chairman of the Board, Director	March 18, 2013

/s/ Lou L. Holtz Lou L. Holtz	Director	March 18, 2013

/s/ Dr. Alfred Osborne, Jr. Dr. Alfred E. Osborne, Jr.	Director	March 18, 2013

/s/ J. Danforth Quayle J. Danforth Quayle	Director	March 18, 2013

/s/ Andrew D. Seidel Andrew D. Seidel	Director	March 18, 2013

/s/ Edward A. Barkett Edward A. Barkett	Director	March 18, 2013

/s/ Kevin L. Spence Kevin L. Spence	Director	March 18, 2013

/s/ Robert B. Simonds, Jr. Robert B. Simonds, Jr.	Director	March 18, 2013

INDEX TO FINANCIAL STATEMENTS

HECKMANN CORPORATION AND SUBSIDIARIES

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Supplementary Financial Data:

The supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Heckmann Corporation:

We have audited the accompanying consolidated balance sheets of Heckmann Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heckmann Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Heckmann Corporation

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in equity and cash flows of Heckmann Corporation and subsidiaries (the “Company”) for the year ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Heckmann Corporation and subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 14, 2011 (December 7, 2011 as to the effects of the discontinued operations presentation for 2010 as described in Note 18).

HECKMANN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$16,211	$80,194
Restricted cash	3,536	—
Marketable securities	—	5,169
Accounts receivable, net of the allowance for doubtful accounts of $5,967 and $2,636 at December 31, 2012 and December 31, 2011, respectively	117,528	47,985
Inventories	5,710	760
Prepaid expenses and other receivables	8,587	4,519
Deferred income taxes	12,495	—
Other current assets	1,824	1,044

Total Current Assets	165,891	139,671

Property, plant and equipment, net	604,870	270,054
Equity investments	8,279	7,682
Intangibles, net	284,698	29,489
Goodwill	555,091	90,008
Other long-term assets	25,510	2,777

Total Assets	$1,644,339	$539,681

Liabilities and Equity
Accounts payable	$29,538	$19,992
Accrued expenses	33,409	6,784
Accrued payroll and benefits	7,865	4,318
Accrued interest	8,991	591
Current portion of contingent consideration	1,968	5,730
Current portion of long-term debt	4,699	11,914

Total Current Liabilities	86,470	49,329

Deferred income taxes	128,992	6,880
Long-term debt	561,427	132,156
Long-term contingent consideration	8,863	7,867
Other long-term obligation (note 3)	9,021	—
Other long-term liabilities	1,805	1,639

Total Liabilities	796,578	197,871

Commitments and contingencies (note 13)

Preferred stock, $0.001 par value, (1,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and December 31, 2011)	—	—
Common stock, $0.001 par value, (500,000,000 shares authorized, 266,118,447 shares issued and 251,809,884, outstanding at December 31, 2012 and 139,163,067 shares issued and 124,854,504 outstanding at December 31, 2011)	265	139
Additional paid-in capital	1,318,181	814,875
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,503)	(19,503)
Accumulated deficit	(444,338)	(446,865)
Accumulated other comprehensive income	—	8

Total Equity of Heckmann Corporation	847,761	341,810

Total Liabilities and Equity	$1,644,339	$539,681

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2012	2011		2010
Non-Rental Revenue	$336,542		$144,291	$15,208
Rental Revenue	15,441		12,546	—
Cost of sales	(305,656)		(123,509)	(11,337)

Gross profit	46,327		33,328	3,871

Operating expenses:
General and administrative expenses	48,031		32,783	10,314
Amortization of intangible assets	16,583		3,868	1,240
Impairment of long-lived assets	3,658		—	—
Impairment of intangible assets	2,372		—	—
Pipeline start-up and commissioning	—		2,089	11,830

Total operating expenses	70,644		38,740	23,384

Loss from operations	(24,317)		(5,412)	(19,513)
Interest (expense) income, net	(26,617)		(4,243)	2,087
Loss on extinguishment of debt	(2,638)		—	—
Income (loss) from equity investment	12		(462)	(689)
Other (expense) income, net	(2,518)		6,232	4,411

Loss from continuing operations before income taxes	(56,078)		(3,885)	(13,704)
Income tax benefit	58,605		3,777	3,404

Income (loss) from continuing operations	2,527		(108)	(10,300)
Loss from discontinued operations, net of income taxes	—		(22,898)	(4,393)

Net income (loss) attributable to common stockholders	$2,527		$(23,006)	$(14,693)

Weighted average shares outstanding used in computing net income (loss) per common share:
Basic	149,940,096		114,574,730	108,819,384
Diluted	158,444,042		114,574,730	108,819,384

Net income (loss) per common share attributable to common stockholders:
Basic:
Income (loss) from continuing operations	$0.02	$	*	$(0.09)
Loss from discontinued operations	—		(0.20)	(0.05)

Net income (loss) per basic share	$0.02		$(0.20)	$(0.14)

Diluted:
Income (loss) from continuing operations	$0.02	$	*	$(0.09)
Loss from discontinued operations	—		(0.20)	(0.05)

Net income (loss) per diluted share	$0.02		$(0.20)	$(0.14)

*	Less than $0.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss) attributable to common stockholders	$2,527	$(23,006)	$(14,693)
Add back: income attributable to noncontrolling interest	—	(1,456)	—

Net income (loss)	2,527	(24,462)	(14,693)

Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	—	21	(114)
Reclassification of net gains from sales of available for sale securities included in earnings	—	—	(311)
Unrealized loss on available-for-sale securities	(8)	(112)	(119)

Total other comprehensive loss, net of tax	(8)	(91)	(544)

Comprehensive income (loss), net of tax	$2,519	$(24,553)	$(15,237)

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except share data)

	Total	Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest
		Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2009	313,143	125,282,740	$124	$738,190	6,572,096	$(4,810)	13,032,098	$(14,000)	$(409,166)	$643	$2,162
Purchase of treasury stock for cash	(1,089)	—	—	—	—	—	276,465	(1,089)	—	—	—
Purchase of warrants for cash	(2,034)	—	—	—	4,759,101	(2,034)	—	—	—	—	—
Issuance of common stock in connection with acquisition	7,773	2,008,562	2	7,771	—	—	—		—	—	—
Stock based compensation	967	—	1	966	—	—	—		—	—	—
Exercise of warrants for cash	66	11,000	—	66	—	—	—	—	—	—	—
Issuance of 138,335 common shares in connection with May 9, 2009 equity grant		138,335	—		—	—	—	—	—	—	—
Exercise of stock options for cash	194	48,750		194
Divestiture of Harbin	(706)	—	—	—	—	—	—	—	—	—	(706)
Comprehensive loss:
Net loss	(14,693)	—	—	—	—	—	—	—	(14,693)	—	—
Unrealized losses from available for sale securities	(119)	—	—	—	—	—	—	—	—	(119)	—
Reclassification of net gains included in net income	(311)	—	—	—	—	—	—	—	—	(311)	—
Foreign currency translation loss	(114)	—	—	—	—	—	—	—	—	(114)	—

Comprehensive loss	(15,237)

Balance at December 31, 2010	$303,077	127,489,387	$127	$747,187	11,331,197	$(6,844)	13,308,563	$(15,089)	$(423,859)	$99	$1,456

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except share data)

	Total	Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest
		Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2010	$303,077	127,489,387	$127	$747,187	11,331,197	$(6,844)	13,308,563	$(15,089)	$(423,859)	$99	$1,456
Purchase of common stock	(4,414)	—	—	—	—	—	1,000,000	(4,414)	—	—	—
Issuance of common stock in connection with acquisitions	16,925	2,700,844	3	16,922	—	—	—	—	—	—	—
Issuance of stock to employees	—	189,762	—	—	—	—	—	—	—	—	—
Exercise of warrants for cash	47,912	8,783,074	9	47,903	—	—	—	—	—	—	—
Stock-based compensation	2,863	—	—	2,863	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	(24,462)	—	—	—	—	—	—	—	(23,006)	—	(1,456)
Foreign currency translation gain	21									21
Unrealized losses from available for sale securities	(112)	—	—	—	—	—	—	—	—	(112)	—

Comprehensive loss	(24,553)	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2011	$341,810	139,163,067	$139	$814,875	11,331,197	$(6,844)	14,308,563	$(19,503)	$(446,865)	$8	$—

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except share data)

		Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income
	Total	Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2011	$341,810	139,163,067	$139	$814,875	11,331,197	$(6,844)	14,308,563	$(19,503)	$(446,865)	$8
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with acquisitions (Note 3)	417,733	106,640,090	106	417,627	—	—	—	—	—	—
Stock-based compensation (Note 11)	3,610	102,000	—	3,610	—	—	—	—	—	—
Issuance of common stock in connection with equity offering	74,448	18,200,000	18	74,430	—	—	—	—	—	—
Earn-out settlement	7,770	1,726,619	2	7,768	—	—	—	—	—	—
Exercise of warrants	32	286,671	—	32	—	—	—	—	—	—
Shares returned from escrow	(161)	—	—	(161)	—	—	—	—	—	—
Comprehensive income:
Net income	2,527	—	—	—	—	—	—	—	2,527	—
Unrealized losses from available for sale securities	(8)	—	—	—	—	—	—	—	—	(8)

Comprehensive income	2,519	—	—	—	—	—	—	—	—	—

Balance at December 31, 2012	$847,761	266,118,447	$265	$1,318,181	11,331,197	$(6,844)	14,308,563	$(19,503)	$(444,338)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,527	$(23,006)	$(14,693)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Loss from discontinued operations	—	22,898	4,393
Depreciation	41,952	21,413	3,365
Amortization	16,583	3,868	1,240
Stock-based compensation	3,610	2,401	966
Loss on disposal of property, plant and equipment	1,667	—	—
Impairment of property, plant and equipment and intangible assets	6,030	—	621
Bad debt expense	6,296	2,206	94
(Income) loss from equity investment	(12)	462	689
Change in fair value of contingent consideration	(1,279)	(5,777)	(4,232)
Write-off of deferred financing fees	2,638	—	—
Deferred income taxes	(60,278)	(4,277)	(719)
Other, net	3,220	(362)	1,347
Changes in operating assets and liabilities, net of business acquisitions and purchase price adjustments (Note 3):
Accounts receivable, net	(1,973)	(31,205)	(241)
Inventory	1,950	243	337
Prepaid expenses and other receivables	(1,638)	(4,306)	2,285
Accounts payable and accrued expenses	11,279	5,340	2,628
Deferred revenues	—	(345)	(573)
Income tax payable	—	244	262
Other assets	(1,901)	924	(1,122)

Net cash provided by (used in) operating activities from continuing operations	30,671	(9,279)	(3,353)
Net cash used in operating activities from discontinued operations	—	(4,683)	(749)

Net cash provided by (used in) operating activities	30,671	(13,962)	(4,102)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(359,471)	(88,334)	(28,635)
Purchases of property, plant and equipment	(45,554)	(150,921)	(17,443)
Proceeds from the sale of available-for-sale securities	5,169	120,062	168,392
Purchases of available-for-sale securities	—	(34,947)	(157,478)
Proceeds from the sale of property and equipment	7,240	—	—
Other investing activities	(82)	—	—
Cash paid for equity investment and joint venture	—	(16)	(1,135)
Proceeds from (purchases of) certificates of deposit	—	11,830	(1,367)

Net cash used in investing activities from continuing operations	(392,698)	(142,326)	(37,666)
Net cash used in investing activities from discontinued operations	—	(5,777)	(537)

Net cash used in investing activities	(392,698)	(148,103)	(38,203)
Cash flows from financing activities:
Proceeds from issuance of 2018 Notes	398,980	—	—
Proceeds from revolving credit facility	193,490	72,799	—
Payments on revolving credit facility	(46,500)	—	—
Payments on acquired debt	(150,367)	—	—
Proceeds from equity offering	74,448	—	—
Repayment of old credit facility	(140,174)	—	—
Payments on long-term debt	—	(73,914)	(193)
Payments for deferred financing costs	(26,170)	(2,764)	—
Payments on notes payable and capital leases	(4,605)	—	—
Proceeds from notes payable	—	2,568	1,418
Borrowings under term loans	—	109,885	—
Cash paid to repurchase warrants	—	—	(2,034)
Cash paid to purchase treasury stock	—	(4,414)	(1,088)
Cash proceeds from exercise of warrants	—	47,912	66
Proceeds from stock option exercises	—	—	194
Deferred payments and other	(1,058)	(1,025)	—

Net cash provided by (used in) financing activities of continuing operations	298,044	151,047	(1,637)
Net cash (used in) financing activities of discontinued operations	—	—	(992)

Net cash provided by (used in) financing activities	298,044	151,047	(2,629)
Net decrease in cash and cash equivalents	(63,983)	(11,018)	(44,934)
Cash and cash equivalents at beginning of year	80,194	91,212	136,050
Effect of foreign exchange rates on cash and cash equivalents	—	—	96

Cash and cash equivalents at end of year	16,211	80,194	91,212
Less: Cash and cash equivalents of discontinued operations at year-end	—	—	10,460

Cash and cash equivalents of continuing operations at end of year	$16,211	$80,194	$80,752

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$(13,605)	$(2,784)	$(106)
Cash paid for taxes, net	(1,759)	(162)	(389)
Supplemental schedule of non-cash investing and financing activities:
Common stock issuances for business acquisitions	$417,733	$16,925	$7,773
Purchase of assets under capital lease obligations	20,771	—	—
Property, plant and equipment purchased in exchange for accounts payable	4,238	7,890	2,030
Common stock issued for earnout obligations	7,770	—	—
Restricted cash payable to former sole owner of Power Fuels	3,536	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business Operations

Description of Business

Heckmann Corporation, a Delaware Corporation, together with its subsidiaries (collectively, the “Company”, “we”, “us” or “our”), which prior to the Company’s acquisition of TFI Holdings Inc. and Thermo Fluids Inc. (collectively, “TFI”) on April 10, 2012 (the “TFI Acquisition”) was solely focused on total water solutions for shale or “unconventional” oil and gas exploration.

Since the closing of the TFI Acquisition on April 10, 2012, the Company has operated through two business segments: its Fluids Management Division (formerly Heckmann Water Resources or HWR): and its Recycling Division (formerly Heckmann Environmental Services or HES), which includes TFI. Fluids Management addresses the pervasive demand for diverse water solutions required for the production of oil and gas in an integrated and efficient manner through various service and product offerings. Fluid Management’s services include water delivery and disposal, trucking, fluids handling, treatment and temporary and permanent pipeline facilities, and water infrastructure services for oil and gas exploration and production companies. Fluids Management also transports fresh water for production and provides services for site preparation, water pit excavations and remediation.

Fluids Management currently operates multi-modal water disposal, treatment, trucking and pipeline transportation operations in select shale areas in the United States in the Haynesville, Eagle Ford, Marcellus/Utica, Tuscaloosa Marine, Barnett, Mississipian Lime and Permian Basin Shale areas and since the closing of the merger with Power Fuels on November 30, 2012 with and into the Company’s wholly-owned Rough Rider Acquisition, LLC, subsidiary, the Bakken Share area. Fluids Management serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling, or “hydrofracturing,” operations.

Recycling provides route-based environmental services and waste recycling solutions that focus on the collection and recycling of used motor oil (“UMO”) and is the largest seller of reprocessed fuel oil (“RFO”) from recovered UMO in the Western United States. Historically, Recycling has supplied a large percentage of its RFO for use in the production of asphalt, and consequently experiences some seasonality in its business. Demand for asphalt and asphalt products are generally higher during the summer months, due to increases in highway traffic and road construction work.

During 2013, the Company intends to commence an internal reorganization with the intention of managing the Company’s operations by end-markets served. If the proposed reorganization were to take place, the Company would likely replace its existing segments, Fluids Management and Recycling, with the following three segments: (i) Oil Shale Solutions; (ii) Gas Shale Solutions; and (iii) Industrial Recycling Solutions. Further analysis is necessary and a final decision has not yet been made. As described in Note 16, a prospective change to the Company’s operating segments, if adopted, would likely cause the composition of the Company’s reportable segments to change.

Basis of Presentation

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

The Company’s consolidated financial statements for the year ended December 31, 2012 include the results of operations of Keystone Vacuum, Inc., Thermo Fluids Inc., Harmony, All Phase, Appalachian Water Services, LLC and Power Fuels from their acquisition dates of February 3, 2012, May 31, 2012, June 15, 2012, September 1, 2012 and November 30, 2012, respectively. The Company’s consolidated financial statements for the years ended December 31, 2012 and 2011 include the results of operations of Bear Creek, LLC, Devonian Industries, Inc., Sand Hill Foundation, LLC, Excalibur Energy Services, Inc., Blackhawk, LLC and Consolidated Petroleum, Inc. from their acquisition dates of April 1, 2011, April 4, 2011, April 12, 2011, May 5 2011 and June 14, 2011, respectively. The business comprising the Company’s former bottled water segment is presented as discontinued operations in the Company’s consolidated financial statements. See Note 18—“Discontinued Operations” for additional information. Unless stated otherwise, any reference to income statement items in these accompanying audited consolidated financial statements refers to results from continuing operations.

Use of Estimates

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, however actual results could differ from those estimates.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts, transactions and profits are eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the United States. A majority of funds considered cash equivalents are invested in institutional money market funds. The Company has not experienced any historical losses in such accounts and believes that the risk of any loss is minimal.

Restricted Cash

In connection with the Power Fuels merger (see Note 3) assets received in exchange for the merger consideration excluded accounts receivable greater than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable by the Company are required to be remitted to the former sole owner of Power Fuels. As of December 31, 2012, the Company collected $3.5 million of accounts receivable, which were greater than ninety days at November 30, 2012. Cash collected on these accounts receivable is classified as restricted cash and the corresponding liability due to the former owner is classified as a component of other accrued expenses at December 31, 2012.

Marketable Securities

The Company’s investments in marketable debt and equity securities are classified and accounted for as available-for-sale. The Company may or may not hold securities until maturity. As these debt and equity securities are viewed by the Company as available to support current operations they are classified as current assets in the consolidated balance sheet including those with maturities greater than twelve months. These marketable securities are carried at fair value with any unrealized gains or losses recorded in accumulated other comprehensive income (loss), a component of equity, until realized. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in other (expense) income in the consolidated statements of operations. The carrying value of marketable securities was $5.2 million at December 31, 2011. There were no marketable securities at December 31, 2012. Refer to Note 5 for additional information.

Other-than-temporary declines in market value from original cost are recognized as a loss in the current year’s operations. In determining whether an other-than-temporary decline in market value has occurred, the Company considers the duration and extent to which the fair value of the investment is below its cost.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when it determines that they have become uncollectible. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations.

The following table summarizes activity for allowance for doubtful accounts (in 000s):

	2012	2011	2010
Beginning balance at January 1,	$2,636	$1,232	$—
Bad debt expense	6,296	2,206	94
Acquisition of CVR	—	—	1,138
Charge offs, net	(2,965)	(802)	—

Ending balance at December 31,	$5,967	$2,636	$1,232

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying values of the Company’s marketable securities are adjusted to fair value at the end of each reporting period based on quoted market prices. The carrying value of the Company’s contingent consideration is adjusted to fair value at the end of each reporting period using a probability-weighted discounted cash flow model. Refer to Note 9 for disclosures on the fair value of the Company’s marketable securities and contingent consideration at December 31, 2012 and 2011.

The Company’s 2018 Notes are carried at cost. Their estimated fair values are based on quoted market prices. The fair value of the Company’s Amended Revolving Credit Facility and other debt obligations including capital leases, secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. Refer to Note 8 for disclosures on the fair value disclosure of the Company’s debt instruments at December 31, 2012.

Inventories

Inventories consist primarily of salable fuel oil and antifreeze and are stated at the lower of cost or market.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets ranging from three to thirty nine years. Leasehold improvements are depreciated over the life of the lease including renewal options that are reasonably assured or the life of the asset, whichever is shorter. The range of useful lives for the components of property, plant and equipment are as follows:

Land improvements	5-20 years
Buildings	15-39 years
Leasehold improvements	5-20 years
Pipelines	10-30 years
Disposal wells	3-15 years
Machinery and equipment	3-15 years
Equipment under capital leases	4-6 years
Motor vehicles and trailers	3-10 years
Rental equipment	5-15 years
Office equipment	3-7 years

Expenditures for betterments that increase productivity and/or extend the useful life of an asset are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in other (expense) income, net in the consolidated statements of operations. Depreciation expense was $41.9 million, $21.4 million, and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is characterized as a component of cost of sales in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company has made acquisitions over the years that have resulted in the recognition and accumulation of significant goodwill. The carrying values of goodwill at December 31, 2012 and 2011 were $555.1 million and $90.0 million, respectively. The TFI acquisition and the merger with Power Fuels accounted for approximately $138.4 million and $312.7 million, respectively, of the increase to goodwill during 2012. Refer to Note 3 for additional information on the TFI acquisition, the merger with Power Fuels and other 2012 acquisition activity. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process; however, if after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

In the event a determination is made that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the first step of the two-step process must be performed. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. At September 30, 2012, the Company elected to bypass the qualitative assessment and performed step one of the goodwill impairment test for each of its three reporting units: the pipeline reporting unit, the Recycling Division reporting unit (which is also an operating segment) and the Fluids Management reporting unit (which is also an operating segment) excluding the pipeline operations. Refer to Note 16 for additional information on the Company’s operating segments. The fair values of the reporting units were estimated utilizing a combination of two valuation techniques: the discounted cash flow method (Income Approach) and the market comparable method (Market Approach). Based on the results of the Company’s 2012 third quarter goodwill impairment test, the fair values of the Company’s reporting units were determined to exceed their respective carrying amounts and accordingly, the second step of the impairment test was not necessary. In addition, the Company made a qualitative assessment as of December 31, 2012 and concluded it was not more likely than not any of the reporting unit’s fair values were less than their carrying values at that time.

Debt Issuance Costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. The unamortized balance of deferred financing costs was $24.4 million and $2.6 million at December 31, 2012 and 2011, respectively and is included in other long-term assets in the consolidated balance sheets. Upon the prepayment of related debt, the Company accelerates the recognition of the unamortized cost, which is characterized as loss on extinguishment of debt in the consolidated statements of operations. During the year ended December 31, 2012 the Company wrote-off the unamortized balance of issuance costs related to its Old Credit Facility in connection with the repayment of the Old Credit Facility and the issuance of the New Credit Facility. Refer to Note 8 for additional information.

Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives

Long-lived assets including intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset (or asset group) may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the estimated future cash flows of the category classes, on an undiscounted basis, to their carrying values. The category class represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, the asset group is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the long-lived asset (or asset group). During the year ended December 31, 2012, the Company recognized a $3.7 million impairment loss on three salt water disposal wells primarily in the Haynesville shale area. The Company tested the disposal wells for recoverability after the wells developed technical problems which required the Company to suspend their use. The estimated future cash flows used to test the recoverability and measure the fair values of the disposal wells included an estimate of future expenditures necessary to identify the source of the problems and to take corrective action to restore the wells’ functionality or convert them to an alternate use. During the year ended December 31, 2012, the Company also recognized a $2.4 million impairment loss related to the write-down of a customer relationship intangible associated with a portion of a prior business acquisition. The impairment loss was recognized in the Company’s Fluids Management segment and was triggered by the Company’s updated assessment of the reduced growth prospects of the business and the related impact on its expected financial performance. During the years ended December 31, 2011 and 2010, the Company concluded impairment indicators were not present and thus no impairments were noted to test the assets for recoverability during those years.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification 605 (ASC 605 “Revenue Recognition”) and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of the Company’s revenue results from contracts with direct customers and revenues are generated upon performance of contracted services.

The Company’s Fluids Management Division derives the majority of its revenue from the transportation of fresh and salt water by Company-owned trucks or through a temporary or permanent water transport pipeline to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of backflow and produced water originating from oil and gas wells. Revenues are also generated through fees charged for use of the Company’s disposal wells and from the rental of tanks and other equipment. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly rates for transportation. Rates for other services are based on negotiated rates with the Company’s customers and revenue is recognized when the services have been performed.

The Company’s Recycling Division derives the majority of its revenue from the sale of used motor oil and antifreeze after it is refined by one of its processing facilities. Revenue is recognized upon shipment or delivery, dependent on contracted terms, of salable fuel oil or upon recovery service provided in the receipt of waste oil and antifreeze per specific customer contract terms. Transportation costs charged to customers are included in revenue.

Sales tax amounts collected from customers are recorded on a net basis.

Concentration of Customer Risk

Three of the Company’s customers comprised 39% of the Company’s consolidated revenues for the year ended December 31, 2012 and 34% of the Company’s consolidated accounts receivable at December 31, 2012 consisted of accounts receivable due from three customers. One of the Company’s customers comprised 25% of the Company’s consolidated revenues and 29% of the Company’s consolidated accounts receivable for the year ended December 31, 2011. Two of the Company’s customers comprised 16% and 12%, respectively, of total consolidated revenues for the year ended December 31, 2010.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including temporary differences related to assets acquired in business combinations (Note 3). Deferred tax assets are also recognized for net operating loss, capital loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which realization of the related benefits is not more likely than not.

The Company measures and records tax contingency accruals in accordance with accounting principles generally accepted in the United States (“GAAP”) which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold may be recognized or continue to be recognized. A tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Share-Based Compensation

Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock vest over a two or three year service period from the date of grant . The grant date fair value of the award is recognized to expense on a straight-line basis over the service period for the entire award, that is, over the requisite service period of the last separately vesting portion of the award. As of December 31, 2012 there was $4.3 million of unrecognized compensation cost related to unvested stock options, which are expected to vest over a weighted average period of approximately of 1.1 years. As of December 31, 2012 there was $2.9 million of unrecognized compensation cost related to unvested shares of restricted stock, which are expected to vest over a weighted average period of approximately 1.5 years. Refer to Note 11 for further discussion.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements.

However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for the Company is the reporting period starting January 1, 2013. The Company does not anticipate the adoption of ASU 2013-02 will have a material impact on the Company’s consolidated financial statements. As permitted under ASU 2013-02, the Company has elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in the first quarter of 2013, if applicable.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification subtopic 350-30, General Intangibles other than Goodwill. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for the Company are the annual and interim periods starting January 1, 2013. As of December 31, 2012, the Company did not have any intangible assets with indefinite lives. At this time, the Company does not anticipate the adoption of ASU 2012-02 will have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the Company were the annual and interim periods starting January 1, 2012. As permitted under ASU 2011-08 the Company elected to bypass the qualitative assessment at September 30, 2012, which was the date the Company performed its annual test, and instead proceeded directly to performing the first step of the two-step goodwill impairment test. Refer to the goodwill discussion in the significant accounting policies section of Note 2 for additional information.

(3)	Business Acquisitions

Power Fuels Merger

On November 30, 2012, the Company and its wholly-owned subsidiary, Rough Rider Acquisition, LLC completed a merger with Power Fuels of which the Company’s Chief Executive Officer and Vice Chairman, Mark D. Johnsrud, was the sole member. Prior to the merger, Power Fuels was a privately held North Dakota-based environmental solutions company providing delivery and disposal of environmental products, fluids transportation and handling, water sales, and equipment rental services for unconventional oil and gas exploration and production businesses. As a result of the Power Fuels Merger on November 30, 2012, Power Fuels and its subsidiaries became wholly-owned subsidiaries of the Company.

The Merger consideration consisted of the following:

•

95.0 million unregistered shares of the Company’s common stock, with a fair value of approximately $371.5 million, of which 10.0 million shares were placed into escrow for up to three years to pay certain potential indemnity claims; and

•	$129.4 million in cash including adjustment for targeted versus actual debt.

In connection with the Power Fuels merger, the Company incurred transaction costs of approximately $5.1 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2012.

The Power Fuels merger has been accounted for as a business combination under the acquisition method of accounting. The amounts recognized for property, plant and equipment and customer relationships are provisional and adjustments may occur based upon the final valuation of these items. The Company expects to finalize these amounts no later than one year from the acquisition date.

The preliminary allocation of the aggregate purchase price at November 30, 2012 is summarized as follows (in 000s):

November 30, 2012
Cash	$2,111
Accounts receivable	57,405
Inventory	3,443
Other assets	2,552
Customer relationships	145,000
Property, plant and equipment	278,527
Goodwill	312,715
Accounts payable and accrued expenses	(24,027)
Debt	(150,367)
Deferred income tax liabilities, net	(126,503)

Total	$500,856

The purchase price allocation requires subjective estimates that, if incorrect, could be material to the Company’s consolidated financial statements including the amount of depreciation and amortization expense. The most important estimates for measurement of tangible fixed assets are (a) the cost to replace the asset with a new asset and (b) the economic useful life of the asset after giving effect to its age, quality and condition. The most important estimates for measurement of intangible assets are (a) discount rates and (b) timing and amount of cash flows including estimates regarding customer renewals and cancelations.

The goodwill recognized is attributable to the premium associated with the immediate entry into the oil-rich Bakken Shale area by leveraging Power Fuels’ assembled workforce and established operations.

TFI Acquisition

On April 10, 2012, the Company completed the acquisition (the “TFI Acquisition”) of all the issued and outstanding shares of TFI Holdings, Inc. and its wholly-owned subsidiary, Thermo Fluids Inc. (collectively, “TFI”), a route-based environmental services and waste recycling solutions provider that focuses on the collection and recycling of UMO and the sale of RFO from recovered UMO.

The aggregate purchase price of $245.4 million was comprised of approximately $229.6 million in cash, and 4,050,926 shares of the Company’s common stock with a fair value of approximately $15.8 million, which shares were issued in a private placement and are held in escrow in respect of indemnification obligations of the sellers of TFI through the earlier of (i) 30 days after the provision of audited financial statements of TFI for the year ended December 31, 2012 and (ii) April 15, 2013. In conjunction with the TFI Acquisition, the Company incurred transaction costs of approximately $1.6 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2012.

The acquisition of TFI has been accounted for as a business combination under the acquisition method of accounting. The amounts recognized for customer and vendor relationships are provisional and further adjustments may occur as the valuation data and underlying assumptions are subject to further review by the management and the Company’s third party appraisers. The Company expects to finalize these amounts no later than one year from the acquisition date.

The allocation of the aggregate purchase price at April 10, 2012 is summarized as follows (in 000’s):

April 10, 2012
Accounts receivable	$13,808
Inventory	3,456
Other assets	1,431
Customer relationships	101,300
Vendor relationships	16,300
Other intangibles	1,400
Property, plant and equipment	25,194
Goodwill	138,446
Accounts payable and accrued expenses	(13,045)
Deferred income tax liabilities, net	(42,886)

Total	$245,404

The goodwill recognized is attributable to TFI’s assembled workforce and the premium associated with the opportunity to further diversify the Company’s operations and service offerings.

Other Acquisitions

During the year ended December 31, 2012, the Company completed four other acquisitions, including three in Fluids Management (one in each of the first, second and third quarters of 2012) and one in Recycling in the second quarter of 2012. The aggregate purchase price of the acquired businesses was approximately $38.9 million consisting of 7,589,164 shares of the Company’s common stock with an estimated fair value of approximately $30.5 million, cash consideration of approximately $2.6 million and approximately $5.8 million of contingent consideration. In conjunction with these acquisitions we incurred transaction costs of approximately $1.0 million, which are reported in general and administrative expenses in the accompanying consolidated statements of operations. The results of operations of the four acquisitions were not material to our consolidated results of operations.

In conjunction with the acquisition completed by Fluids Management in the third quarter of 2012, the Company acquired a 51% interest in a business and has a call option to buy the remaining 49% at a fixed price at a stated future date, and the noncontrolling interest holder has a put option to sell the remaining 49% percent to the Company under those same terms. As such, the fixed price of the call option is equal to the fixed price of the put option. In accordance with Accounting Standards Codification 480 (ASC 480 “Distinguishing Liabilities from Equity”), the option contracts are viewed on a combined basis with the noncontrolling interest and accounted for as the Company’s financing of the purchase of the noncontrolling interest. Accordingly the present value of the option was $9.0 million and was classified as other long-term obligations in the Company’s consolidated balance sheet at December 31, 2012 with the financing accreted, as interest expense, to the strike price of the option over the period until settlement.

The allocations of the combined aggregate purchase prices at the respective acquisition dates are summarized as follows (in 000’s):

Various Dates, 2012
Accounts receivable	$2,653
Equipment	21,546
Customer relationships	10,164
Goodwill	13,922
Other long-term obligations	(8,769)
Other liabilities	(613)

Total	$38,903

Pro forma Financial Information Reflecting the Power Fuels, TFI and Other Acquisitions

The following unaudited pro forma results of operations for the years ended December 31, 2012 and 2011, respectively, assumes that all of the acquisitions were completed at the beginning of the periods presented. The pro forma results include adjustments to reflect additional amortization of intangibles and depreciation of assets associated with the acquired and merged businesses and additional interest expense for debt issued to consummate these transactions.

	December 31,
	2012	2011
Pro forma revenues	$750,817	$568,916
Pro forma net income from continuing operations	34,142	18,587
Pro forma net income per share from continuing operations:
Basic	$0.14	$0.08
Diluted	0.13	0.08

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years, or of future operations of the Company.

(4)	Earnings per share

Basic and diluted loss per common share from continuing operations, per common share from discontinued operations and net loss per common share have been computed using the weighted average number of shares of common stock outstanding during the period. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding warrants, restricted stock and stock options, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise prices of the stock warrants.

The following table presents the calculation of basic and diluted net loss per common share (in 000s except per share data):

	Years Ended December 31,
	2012	2011		2010
Numerator:
Income loss from continuing operations	$2,527		$(108)	$(10,300)
Loss from discontinued operations	—		(22,898)	(4,393)

Net income (loss) attributable to common stockholders	$2,527		$(23,006)	$(14,693)
Plus: income impact of assumed conversion of AWS call option	336		—	—

Net income (loss) attributable to common stockholders plus assumed conversions	2,863		(23,006)	(14,693)

Denominator:
Weighted average shares — basic	149,940,096		114,574,730	108,819,384
Dilutive effect of contingently issuable shares	7,401,795		—	—
Dilutive effect of stock warrants	117,757		—	—
Dilutive effect of stock-based awards	98,235		—	—
Dilutive effect of AWS call option	886,159		—	—

Total weighted average shares — diluted	158,444,042		114,574,730	108,819,384

Income (loss) per common share from continuing operations — basic (a)	$0.02	$	*	$(0.09)
Income (loss) per common share from continuing operations — diluted (a)	0.02		*	(0.09)
Loss per common share from discontinued operations — basic and diluted	—		(0.20)	(0.05)

Net income (loss) per common share	$0.02		$(0.20)	$(0.14)

Antidilutive stock-based awards and warrants excluded (b)	3,156,191		35,960,40	66,687,857

(a)	Net income (loss) per common share from continuing operations was less than $0.01 for the year ended December 31, 2011.
(b)	Antidilutive stock-based awards and warrants consist of those instruments with an exercise price in excess of the average market price of the Company’s common stock for the applicable reporting period. The decrease in antidilutive shares is due primarily to the expiration of the Public Warrants and the Sponsors Warrants in November 2011, as described in Note 10.

(5)	Investments

There were no available-for-sale securities as of December 31, 2012. The amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale securities as of December 31, 2011 was as follows (in 000s):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Holding		Fair Value
			Gains	Losses
December 31, 2011
Available-for-sale:
Corporate Notes	1	$5,161	$8	$—	$5,169

(6)	Property, Plant and Equipment, net

Property, plant and equipment consists of the following (in 000s):

	December 31,
	2012	2011
Land	$10,489	$2,254
Land improvements	1,060	—
Buildings and leasehold improvements	36,104	5,592
Pipelines	76,667	67,068
Disposal wells	79,344	48,121
Machinery and equipment	107,151	12,793
Equipment under capital leases	20,771	—
Motor vehicles and trailers	154,529	88,598
Rental equipment	137,084	36,669
Office equipment	4,540	1,191

	627,739	262,286
Less accumulated depreciation	(63,064)	(25,128)
Construction in process	40,195	32,896

Property, plant and equipment, net	$604,870	$270,054

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $42.0 million, $21.4 million and $3.4 million, respectively.

(7)	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill is as follows (in 000s):

Balance at December 31, 2010	$41,008
Additions	50,289
Other adjustments	(1,289)

Balance at December 31, 2011	90,008
Additions - TFI Acquisition	138,446
Additions – Power Fuels merger	312,715
Additions – Other acquisitions	13,922

Balance at December 31, 2012	$555,091

Intangible Assets

Intangible assets consist of the following (in 000s):

	December 31, 2012				December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)
Customer relationships (b)	$268,859	$(15,370)	$253,489	12.3	$14,767	$(2,994)	$11,773	6.1
Disposal permits	2,788	(472)	2,316	8.3	2,585	(180)	2,405	8.3
Customer contracts	17,352	(3,073)	14,279	14.0	17,352	(2,041)	15,311	15.0
Vendor relationships	16,300	(2,444)	13,856	5.0	—	—	—	—
Other	1,195	(437)	758	2.1	—	—	—	—

	$306,494	$(21,796)	$284,698	12.1	$34,704	$(5,215)	$29,489	11.0

(a)	Remaining useful life is weighted average, calculated based on the net book value and the remaining amortization period of each respective intangible asset.
(b)	During 2012, the Company recognized an impairment charge of $2.4 million for a customer relationship intangible associated with a construction business that was a part of a prior business acquisition. During 2012, the Company received information from its primary customer in that market that future construction contracts would be directed to competitors whose core competency is construction.

Amortization expense was $16.6 million, $3.9 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, future amortization expense for the other intangible assets is estimated to be (in 000s):

2013	$36,384
2014	32,500
2015	29,937
2016	26,189
2017	22,309
Thereafter	137,379

Total	$284,698

(8)	Debt

Debt consists of the following (in 000s) at:

	Interest Rate	Maturity Date	December 31, 2012		December 31, 2011
			Unamortized Deferred Financing Costs	Debt	Debt
Amended Revolving Credit Facility(a)	4.11%	Nov. 2017	$7,606	$146,990	$—
Original Revolving Credit Facility	n/a	(b)	—	—	72,799
2018 Notes(c)	9.875%	Apr. 2018	16,802	400,000	—
Term Loan Facility	n/a	(b)	—	—	67,375
Vehicle Financings payable(d)	3.30%	Various	—	20,047	3,896

Total debt			$24,408	567,037	144,070

Original issue discount(e)				(1,277)	—
Original issue premium(e)				366	—

Total debt, net				566,126	144,070
Less: current portion				(4,699)	(11,914)

Total long-term debt				$561,427	$132,156

(a)	The interest rate presented represents the interest rate on the Amended Revolving Credit Facility at December 31, 2012 excluding the interest rate applicable to swingline advances outstanding at December 31, 2012.

(b)	In April 2012, the Company repaid the outstanding balance of the Original Revolving Credit Facility and the Term Loan Facility with proceeds received in connection with the issuance of $250.0 million aggregate principal amount of 9.875% senior unsecured notes due 2018.
(c)	The interest rate presented represents the coupon rate on the 2018 Notes excluding the effect of deferred financing costs, original issue discounts and original issue premiums. Including the effect of deferred financing costs, original issue discounts and original issue premiums, the effective interest rate on the 2018 Notes is approximately 11.0%.
(d)	Vehicle financings consist of installment notes payable and capital lease arrangements with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2013 and 2017. Installment notes payable and capital lease obligations were $2.1 million and $17.9 million, respectively at December 31, 2012.
(e)	The original issue discount represents the unamortized difference between the $250.0 million aggregate principal amount of the 2018 Notes issued in April 2012 and the proceeds received upon issuance (excluding interest and fees). The original issue premium represents the unamortized difference between the proceeds received in connection with the November 2012 issuance of the 2018 Notes (excluding interest and fees) and the $150.0 million aggregate principal amount thereunder.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows (in 000s):

2013	$4,699
2014	4,589
2015	4,047
2016	3,363
2017	150,339
Thereafter	400,000

Total	$567,037

As of December 31, 2012 the estimated fair value of the Company’s debt was as follows (in 000s):

Fair Value
Amended Revolving Credit Facility	$146,990
2018 Notes	413,000
Capitalized lease obligations	20,047

Total	$580,037

On September 7, 2011, the Company entered into a $160.0 million senior secured credit agreement (the “Old Credit Facility”), comprised of a $70.0 million term loan facility (the “Term Loan”) and a $90.0 million revolving credit facility (the “Original Revolving Credit Facility”), with Regions Bank, as collateral agent, RBS Citizens Bank, N.A. and First National Bank of Pennsylvania, as co-syndication agents, and the lenders party thereto. The Term Loan and the Original Revolving Credit Facility were scheduled to mature on September 7, 2015. The outstanding principal balances on the Term Loan and the Original Revolving Credit Facility were $67.4 million and $72.8 million, respectively at December 31, 2011.

On April 10, 2012, the Company completed a private placement offering of $250.0 million aggregate principal amount of 9.875% senior unsecured notes due April 2018 (the “Notes”). Net proceeds from the issuance of the Notes, after deducting underwriters’ fees and offering expenses, totaled $240.8 million and were used to repay the outstanding principal balances of the Old Credit Facility and to partially finance the acquisition of TFI. In connection with the repayment of the Old Credit Facility, the Company wrote-off approximately $2.6 million of unamortized deferred financing costs associated with the Old Credit Facility, which is characterized as loss on extinguishment of debt in the Company’s consolidated statement of operations for the year ended December 31, 2012.

Concurrent with the April 10, 2012 repayment and termination of the Old Credit Facility, the Company entered into a new $150.0 million senior revolving credit agreement (the “New Revolving Credit Facility”) with Wells Fargo Bank as Administrative Agent and the lenders party thereto. The New Revolving Credit Facility contained an uncommitted “accordion” feature, which allowed the Company to increase borrowings by up to an additional $100.0 million. On November 30, 2012, the Company amended the senior revolving credit agreement (the “Amended Revolving Credit Facility”) to increase the commitment from $150.0 million to $325.0 million and extend the maturity from April 10, 2017 to November 30, 2017. Together with the $100.0 million uncommitted “accordion” feature under the agreement (which was not affected by the amendment), the Amended Revolving Credit Facility provides for total maximum potential borrowings of $425.0 million. Interest on the Amended Revolving Credit Facility accrues based generally on London inter-bank offered rate (“LIBOR”) plus a margin of between 2.50% and 3.75% based on a ratio of the Company’s total debt to EBITDA, or an alternate interest rate equal to the higher of the Federal Funds Rate as published by the Federal Reserve Bank of New York plus  1/2 of 1.00%, the prime commercial lending rate of the administrative agent under the Credit Agreement, and monthly LIBOR plus 1.00%, plus a margin of between 1.50% and 2.75% based on the Company’s total debt to EBITDA. As of December 31, 2012, the Company had $177.0 million available for borrowing under the Amended Revolving Credit Facility. A portion of the Amended Revolving Credit Facility is available for the issuance of letters of credit up to $20.0 million in the aggregate and swingline loans, which are three day loans that can be drawn on the same day as requested for an amount not to exceed $30.0 million. The Company is required to pay fees on the unused commitments of the lenders under the Amended Revolving Credit Facility, a letter of credit fee on the outstanding stated amount of letters of credit plus facing fees for the letter of credit issuing banks and any other customary fees.

The Company’s obligations under the New Revolving Credit Facility are secured by all of the Company’s present and future material property and assets, real and personal (with the exception of certain specified equipment), as well as a pledge of all of the capital stock or ownership interests in the Company’s current and future domestic subsidiaries and up to 65% of the equity interests in our non-U.S. subsidiaries. The terms of the amended senior revolving credit agreement require the Company to comply, on a quarterly basis, with certain financial covenants, including a maximum total debt leverage ratio, a maximum senior secured debt leverage ratio and a minimum interest coverage ratio. The Company’s maximum permitted total debt leverage ratio as of December 31, 2012 is 4.00 to 1.00 through and including March 31, 2014 declining to 3.75 to 1.00 for each fiscal quarter ending thereafter and is calculated as the ratio of consolidated total debt to consolidated EBITDA for the four consecutive fiscal quarters ending on such date as defined by the amended senior revolving credit agreement. The Company’s maximum permitted senior secured debt leverage ratio as of December 31, 2012 and for each fiscal quarter ending thereafter is 2.50 to 1.00 and is calculated as the ratio of consolidated debt (minus unsecured debt) to consolidated EBITDA for the four consecutive fiscal quarters ending on such date, as defined by the amended senior revolving credit agreement. The Company’s minimum permitted interest coverage ratio as of December 31, 2012 and for each fiscal quarter ending thereafter is 2.75 to 1.00 and is calculated as the ratio of consolidated EBITDA for the four fiscal quarter period then ended, as defined by the amended senior revolving credit agreement, to cash interest expense for the four consecutive fiscal quarters ending on such date. The Company was in compliance with all applicable debt covenants as of December 31, 2012.

On November 5, 2012, the Company completed a private placement offering of $150.0 million aggregate principal amount of 9.875% senior unsecured notes due April 2018 (the “Additional Notes” and with the Notes, are collectively referred to as the “2018 Notes” ). Net proceeds from the issuance of the Additional Notes, after deducting underwriters’ fees and offering expenses, totaled approximately $147.0 million and were used to partially finance the merger with Power Fuels.

The 2018 Notes are redeemable, at the Company’s option, in whole or in part, at any time and from time to time on and after April 15, 2015 at the applicable redemption price set forth below, if redeemed during the 12-month period commencing on April 15 of the years set forth below:

Redemption Period	Price
2015	104.938%
2016	102.469%
2017 and thereafter	100.000%

In addition, at any time on or prior to April 15, 2015, the Company may on any one or more occasions redeem up to 35% of the original aggregate principal amount of the 2018 Notes, with funds in an equal aggregate amount up to the aggregate proceeds of certain equity offerings of the Company, at a redemption price of 109.875%.

The indenture governing the 2018 Notes contains covenants that restrict the Company’s ability to take various actions including, but not limited to, transferring or selling assets, paying dividends, incurring additional indebtedness, issuing preferred stock, and engaging in certain business activities.

(9)	Fair Value

Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value are as follows (in 000s):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Liabilities:
Contingent consideration	$10,831	$—	$—	$10,831
Obligation for AWS call/put option	9,021	—	—	9,021

December 31, 2011
Assets:
Corporate Notes	$5,169	$5,169	$—	$—

Liabilities:
Contingent consideration	$13,597	$—	$—	$13,597

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration reported as current portion of contingent consideration and other long-term obligations in the Company’s consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as other income (expense), net in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. The changes to contingent consideration during the years ended December 31, 2012 and 2011 are as follows (in 000s):

	December 31,
	2012	2011
Balance at beginning of period	$13,597	$13,701
Additions (acquisition-related)	5,845	5,000

	December 31,
	2012	2011
Accretion	1,365	1,173
Cash Payments	(1,000)	(500)
Stock Payment (Notes 10 and 13 )	(6,000)	—
Change in fair value of contingent consideration	(2,976)	(5,777)

Balance at end of period	$10,831	$13,597

The fair value of the obligation for the AWS call/put option represents the present value of the Company’s right to acquire the remaining 49% interest in AWS from the noncontrolling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The noncontrolling interest holder has a put option to sell the remaining 49% to the Company under the same terms. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the instrument is accounted for as a financing of the Company’s purchase of the minority interest. Accretion expense related to the increase in the net present value of the AWS call/put option is included in interest expense for the period.

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by generally accepted accounting principles in the United States, to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets are measured at fair value on a nonrecurring basis as a result of impairment charges. During the year ended December 31, 2012, the Company recognized an impairment charge of $2.4 million related to the write-down of a customer relationship intangible associated with a portion of a prior business acquisition. The impairment review and associated write-down was triggered by management’s updated assessment of the reduced growth prospects of the business and the related impact on its expected financial performance. The impairment charge was equal to the amount which the asset group’s carrying value exceeded its fair value. The fair value was based on the discounted future cash flows of the asset group. During the year ended December 31, 2012, the Company also recognized an impairment charge of $3.7 million on three salt water disposal wells, which developed technical problems which required the Company to suspend their use. The estimated future cash flows used to test the recoverability and measure the fair values of the disposal wells included an estimate of future expenditures necessary to identify the source of the problem and to take corrective action to restore the wells functionality. During the year ended December 31, 2010, the Company recorded an impairment charge of approximately $3.4 million related to its 48% equity interest in China Bottles, as the decrease in fair value of the investment was deemed to be other than temporary. This expense is included in discontinued operations in the consolidated statements of operations for the year ended December 31, 2010. Equity method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

(10)	Equity

2012 Offerings

On February 3, 2012, the Company issued 1,872,260 shares of common stock pursuant to the Company’s Registration Statement on Form S-4 in connection with an acquisition by Fluids Management (Note 3).

On March 30, 2012, the Company sold 18,200,000 shares of common stock at a price of $4.40 per share in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3. The $74.4 million in net proceeds from the share issuance was used to finance a portion of the cash purchase price of the TFI Acquisition (Note 3).

On April 10, 2012, the Company issued 4,050,926 shares of common stock in connection with the TFI Acquisition in a private placement pursuant to Section 4(a)(2) under the Securities Act (Note 3).

On May 3, 2012, the Company issued 2,458,396 shares of common stock pursuant to the Company’s Form S-4 in connection with an acquisition by Fluids Management (Note 3).

On September 4, 2012, the Company issued 3,258,508 shares of common stock pursuant to the Company’s Registration Statement on Form S-4 in connection with an acquisition of 51% of the seller’s equity by Fluids Management (Note 3).

On September 12, 2012, the Company issued 1,726,619 shares of common stock in connection with a partial payment under an earn-out obligation (Note 13).

On November 30, 2012, the Company issued 95,000,000 unregistered shares of common stock in connection with the Power Fuels acquisition in a private placement pursuant to Section 4(a)(2) under the Securities Act (Note 3).

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

Initial Public Offering

On November 16, 2007, the Company sold 54,116,800 units (“Units”) in its initial public offering at a price of $8.00 per Unit and received proceeds of $428,071,040, net of underwriting discounts and commissions of $10,823,360 (including $19,482,048 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). Each Unit consisted of one share of the Company’s common stock, $.001 par value, and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $6.00 per share commencing on November 9, 2008. The warrants expired on November 9, 2011. In connection with the expiration of the warrants, the Units were terminated. The shares of the Company’s common stock that were issued as part of the Units remain outstanding.

Sponsors’ Warrants

Immediately prior to the Company’s initial public offering, the initial stockholders of the Company purchased an aggregate of 7,000,000 warrants at $1.00 per warrant from the Company in a private placement offering. The warrants sold in the private placement were identical to the warrants sold in the Company’s initial public offering except that the initial stockholders’ warrants are not redeemable by the Company as long as they are held by the initial stockholders. The initial stockholders’ warrants were entitled to registration rights and the Company satisfied its obligations with respect thereto. These warrants expired on November 9, 2011.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2012, 2011 or 2010, no shares of preferred stock were outstanding.

Expiration and Cancellation of Listed Units and Warrants

Prior to their expiration on November 9, 2011 described below, the Company had outstanding publicly-issued Units, each consisting of one share of the Company’s common stock and a warrant entitling the holder to purchase from us one share of the Company’s common stock at an exercise price of $6.00. The Company also had outstanding publicly-issued warrants entitling the holder to purchase from us one share of the Company’s common stock at an exercise price of $6.00. The Units and the warrants were listed on the New York Stock Exchange, or NYSE. On November 9, 2011, all of the then-outstanding unexercised listed warrants, including the warrants issued with the Units, expired at 5 p.m. Eastern time and were cancelled. Prior to their expiration, 7,985,209 of the listed warrants were exercised for $47.9 million in cash. During the fourth quarter of 2011 and upon expiration, the remaining publicly listed warrants and units were delisted from the NYSE. The shares of the Company’s common stock that were issued as part of the Units remain outstanding and are listed and trade with the Company’s shares of common stock on the NYSE under the symbol “HEK.” The Company also had outstanding privately-placed warrants exercisable for 941,176 shares of the Company’s common stock at an exercise price of $6.38 per share that expired unexercised on January 24, 2013, and 626,866 privately-placed warrants exercisable for 501,493 shares of our common stock at an exercise price of $2.02 per share. In June 2012, 606,866 warrants were exercised as part of a cashless transaction that resulted in the issuance of 270,671 shares of the Company’s common stock and in July 2012, 20,000 warrants were exercised resulting in the issuance of 16,000 shares of the Company’s common stock in exchange for cash proceeds of $32,000.

(11)	Share-based Compensation

Stock Options

The Company measures the cost of employee services received in exchange for awards of stock options, based on the fair value of those awards at the date of grant. Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. The fair value of stock options on the date of grant is amortized to compensation expense on a straight-line basis over the requisite service period for the entire award, that is, over the requisite service period of the last separately vesting portion of the award. The exercise price for stock options is equal to the market price of the Company’s common stock on the date of grant. The maximum contractual term of stock options is 10 years. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock awards granted in the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
Volatility	40.10%	34.6%	34.8%
Expected term (years)	10	10	10
Risk free interest rate	2.1%	2.7%	3.6%
Expected dividend yield	0%	0%	0%

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

Compensation cost for stock options recognized in operating results is included in general and administrative expense in the consolidated statements of operations and was $2.0 million, $1.4 million and $0.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. In addition, approximately $0.5 million of stock-based compensation cost for stock options was included in the results from discontinued operations for the year ended December 31, 2011. This cost includes expense associated with the vesting of 333,500 stock options previously granted to employees of China Water, which were accelerated upon closing of the Share Purchase Agreement (Note 18). The income tax benefit associated with stock option activity recognized in the consolidated statement of operations was $0.9 million for the year ended December 31, 2012. There was no income tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2011 and 2010 as all deferred tax assets were fully reserved by a valuation allowance.

A summary of stock option activity during 2012 is presented below (shares in 000s):

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000s)
Outstanding December 31, 2011	2,661	4.67
Granted	1,660	3.53
Exercised	—	—
Forfeited or expired	(332)	4.81

Outstanding December 31, 2012	3,989	4.18	9.0	$1,031

Exercisable at December 31, 2012	1,540	4.30	7.6	$114

As of December 31, 2012, there was approximately $4.3 million of unrecognized compensation expense for employee stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Restricted Stock

The Company measures the cost of employee services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. Shares of restricted common stock generally vest over a two or three year service period from the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the requisite service period for the entire award, that is, over the requisite service period of the last separately vesting portion of the award.

Compensation cost for shares of restricted common stock recognized in operating results is included in general and administrative expense in the consolidated statement of operations and was $1.6 million, $1.0 million and $0.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The income tax benefit associated with restricted stock activity recognized in the consolidated statement of operations was $0.7 million for the year ended December 31, 2012. There was no income tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2011 and 2010 as all deferred tax assets were fully reserved by a valuation allowance.

A summary of non-vested restricted common stock activity is presented below (shares in 000s):

Non-Vested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	549	5.76
Granted	423	4.16
Vested	(104)	4.50
Forefited	—	—

Non-vested at December 31, 2012(a)	868	5.13

As of December 31, 2012, there was approximately $2.9 million of unrecognized compensation expense for restricted common stock, which is expected to be recognized over a weighted-average period of approximately 1.5 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was approximately $0.4 million, $1.3 million and $1.1 million, respectively.

Approximately 142,900 shares of restricted common stock were issued in connection with the acquisition of CVR in 2010 for a total cost of $0.6 million. Approximately $0.3 million of this cost was capitalized as part of the purchase price and $0.3 million of this cost was expensed as compensation cost over a one-year vesting period.

(12)	Income Taxes

The components of the benefit for income taxes are as follows (in 000s):

	Years Ended December 31,
	2012	2011	2010
Current income tax expense:
Federal	$—	$—	$(2,746)
State	1,673	500	61

Total Current	1,673	500	(2,685)

Deferred income tax benefit:
Federal	(53,812)	(4,277)	(719)
State	(6,466)	—	—

Total Deferred	(60,278)	(4,277)	(719)

Total income tax benefit attributable to continuing operations	$(58,605)	$(3,777)	$(3,404)

A reconciliation of the benefit for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before benefit for income taxes is as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. federal income tax benefit at statutory rate	35.0%	35.0%	35.0%
U.S. personal holding company tax	0.0%	0.0%	2.2%
State and local income taxes, net of federal benefit	6.2%	(8.4%)	3.9%
Compensation	(0.5%)	(3.7%)	(1.1%)
Transaction costs	(3.0%)	(10.2%)	(1.1%)
Change in fair value of contingent consideration	(1.5%)	6.7%	8.6%
Loss on disposal of China Water	0.0%	976.9%	0.0%
Change in valuation allowance	68.6%	(909.5%)	(26.0%)
Other	(0.3%)	10.4%	3.4%

Benefit for income taxes	104.5%	97.2%	24.9%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in 000s):

	December 31,
	2012	2011
Deferred tax assets:
Reserves	$3,965	$1,593
Net operating losses	85,123	97,733
Equity based compensation	1,434	521
Other	4,521	2,007

Total	95,043	101,854
Less: Valuation allowance	(1,657)	(40,188)

Total deferred tax assets	93,386	61,666

Deferred tax liabilities:
Fixed assets and intangibles	(207,815)	(68,467)
Deferred financing costs	(2,023)	—
Other	(45)	(79)

Total deferred tax liabilities	(209,883)	(68,546)

Net deferred tax liability	$(116,497)	$(6,880)

	December 31,
	2012	2011
Current deferred tax assets, net:
Deferred tax assets	$12,760	$2,628
Deferred tax liabilities	(45)	(6)
Valuation allowance	(220)	(2,622)

Total current deferred tax assets, net	12,495	—

Long-term deferred tax liabilities, net:
Deferred tax assets	82,283	99,226
Deferred tax liabilities	(209,838)	(68,540)
Valuation allowance	(1,437)	(37,566)

Total long-term deferred tax liabilities, net	(128,992)	(6,880)

Net deferred tax liability	$(116,497)	$(6,880)

As of December 31, 2012, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $229.4 million, which expire in 2030-2032, and state NOL carryforwards of approximately $94.1 million, which expire in 2017-2032.

As required by U.S. GAAP, management assesses the recoverability of the Company’s deferred tax assets on a regular basis and records a valuation allowance for any such assets where recoverability is determined to be not more likely than not. The Company’s evaluation of its valuation allowance resulted in a release of $38.5 of valuation allowance in 2012. The Company determined that realization of these deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that we acquired in connection with the TFI acquisition and the Power Fuels merger described in Note 3. The Company maintained a valuation allowance of $1.7 million as of December 31, 2012 for certain state net operating loss carryforwards that management does not believe are more likely than not to be realized.

A reconciliation of the Company’s valuation allowance on deferred tax assets for the years ended December 31, 2012, 2011 and 2010 is as follows (in 000s):

	2012	2011	2010
Beginning balance at January 1,	$40,188	$4,854	$1,256
Additions to valuation allowance	—	35,334	3,598
Valuation allowance release, net	(38,531)	—	—

Ending balance at December 31,	$1,657	$40,188	$4,854

Pursuant to United States Internal Revenue Code Section 382, if the Company underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by the Company’s NOL generated prior to the ownership change. The Company has determined that an ownership change occurred on November 30, 2012 as a result of the stock consideration transferred in the Power Fuels merger. The Company does not expect any limitation under Section 382 to result in federal NOL’s expiring unused. If a subsequent ownership change were to occur, the Company may be unable to use a significant portion of its NOL to offset taxable income.

As of December 31, 2012, 2011, and 2010, the Company had no unrecognized tax benefits recorded. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. No interest and penalties were accrued as of December 31, 2012 and 2011and no interest or penalties were recorded for both fiscal 2012 and 2011.

The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Pennsylvania, Louisiana, North Dakota, Texas, West Virginia, Arizona, and Oregon. The Company has had NOLs in various years for federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust NOL carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where the Company operates.

The Internal Revenue Service is examining the Company’s federal income tax returns for the years ended December 31, 2008 through 2010. The Company does not expect the result of this audit to significantly change the Company’s total unrecognized tax benefits in the next twelve months, but the outcome of tax examinations is uncertain, and unforeseen results can occur. The Company is currently not under income tax examination in any other tax jurisdictions.

(13)	Commitments and Contingencies

At December 31, 2012, the Company had total available irrevocable letters of credit facilities outstanding of $1.0 million. Such irrevocable commercial and standby letters of credit facilities support various agreements, leases, and insurance policies.

Leases

Included in property and equipment in the consolidated balance sheets are the following assets held under capital leases at December 31, 2012 (in 000s):

2012
Leased equipment	$20,771
Less accumulated depreciation	(2,578)

Leased equipment	$18,193

Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2017 at variable interest rates and fixed interest rates, which were approximately 3.1% at December 31, 2012. Capital lease obligations amounted to $17.9 million at December 31, 2012. There were no capital lease obligations at December 31, 2011.

Future minimum lease payments, by year and in the aggregate, for capital leases are as follows at (in 000s):

December 31,
2013	$4,277
2014	4,160
2015	4,041
2016	3,566
2017	3,380
Thereafter	—

Total minimum lease payments	$19,424
Less amount representing executor costs	(211)

Net minimum lease payments	$19,213
Less amount representing interest (3.1% at December 31, 2012)	(1,336)

Present value of net minimum lease payments	$17,877

The Company also rents equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases and rental contracts amounted to $10.5 million, $0.6 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more are as follows at (in 000s):

December 31,
2013	$3,610
2014	2,777
2015	1,961
2016	1,594
2017	1,112
Thereafter	2,053

Total minimum lease payments	$13,107

Environmental Liabilities

We are subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. The Company’s Fluids Management business is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources and the Pennsylvania Department of Environmental Protection, the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, and the North Dakota State Water Commission and, in Montana, the rules and regulations of the Montana Department of Environmental Quality and the Montana Board of Oil and Gas, among others. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. We have installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.

The Company’s Recycling business involves the use, handling, storage and contracting for recycling or disposal of environmentally sensitive materials, such as waste motor oil and filters, solvents, transmission fluid, antifreeze, lubricants and degreasing agents. Accordingly, the Company’s Recycling business is subject to regulation by various federal, state, and local authorities with respect to health, safety and environmental quality and standards. The Recycling business is also subject to laws, ordinances, and regulations governing the investigation and remediation of contamination at facilities we operate or to which we send hazardous substances for treatment, recycling or disposal. In particular, the United States Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” imposes joint, strict, and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, parties that generated hazardous substances that were released at such facilities and parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted statutes comparable to, and in some cases more stringent than, CERCLA.

Management believes that we are in material compliance with all applicable environmental protection laws and regulations in the United States and the individual states in which we operate. During the fourth quarter of 2012, the Company recorded a $1.4 million environmental accrual for the estimated cost to comply with a Louisiana Department of Environmental Quality requirement that the Company test and monitor the soil at certain locations to confirm that prior saltwater spills were successfully remediated. Management believes that there are no unrecorded liabilities in connection with our compliance with environmental laws and regulations.

Legal and Insurance Matters

The Company is party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. We review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we have accrued for potential litigation losses. In addition to the matters described below, we are involved in various other claims and legal actions, including regulatory and administrative proceedings arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

Class Action. On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT) (the “Class Action”). The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On October 6, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to transfer. On October 8, 2010, the court-appointed lead plaintiff, Matthew Haberkorn, filed an Amended Class Action Complaint that adds China Water as a defendant. On October 25, 2010, the Company filed objections to the Magistrate Judge’s report and recommendation on the motion to transfer. The court adopted the report and recommendation on the motion to transfer on March 31, 2011. The Company filed a motion to dismiss the Amended Class Action Complaint and a reply to lead plaintiff’s opposition to the motion to dismiss. On June 16, 2011, the Magistrate Judge issued a report and recommendation to the District Court Judge to deny the motion to dismiss. The Company filed objections to the Magistrate Judge’s report and recommendation on the motion to dismiss and Plaintiffs filed a response. On October 25, 2011, the court heard oral argument on the Company’s objections to the report and recommendation on the motion to dismiss. The court has not yet ruled on the objections. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to plaintiff that have been produced in the Derivative Action described below. On February 2, 2012, Plaintiff filed motion to modify the automatic discovery stay in place pursuant to the Private Securities Litigation Reform Act. The Company filed an opposition on February 13, 2012. On February 15, 2012, the Magistrate Judge entered an order modifying the discovery stay and requiring the Company to produce documents to Plaintiff that have been produced in the derivative action pending in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al. On May 25, 2012, the court entered a memorandum order overruling the Company’s objections, adopting the Magistrate Judge’s report and recommendation, and denying the Company’s motion to dismiss. On June 25, 2012, the court entered a scheduling order setting forth a schedule for, among other things, discovery and dispositive motions, and document discovery has commenced. On July 9, 2012, the Company filed its Answer to the Amended Class Action Complaint. On September 19, 2012, the Company filed a Motion for Partial Summary Judgment and a Motion for Proposed Briefing Schedule. The Magistrate Judge denied the Motion for Proposed Briefing Schedule on October 4, 2012 and the Company filed objections to the Magistrate Judge’s ruling. On January 16, 2013, the Court adopted the Magistrate Judge’s ruling and denied the Company’s request for a briefing schedule on its Motion for Partial Summary Judgment. On October 19, 2012, plaintiff filed a motion to certify a class and appoint class representatives and class counsel. On January 18, 2013, the Company filed its opposition and a motion to exclude the declaration of plaintiff’s class certification expert. On February 19, 2013, Plaintiff filed a reply brief. A hearing on Plaintiff’s motion to certify a class and appoint class representatives and class counsel has not been scheduled. The Company intends to vigorously defend this case.

Derivative Action — On November 18, 2010, Melissa Hess filed a stockholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al. (Case No. INC10010407) (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to Plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action. On August 24, 2011, the Company’s board of directors formed a special litigation committee and delegated to the special litigation committee the Board’s full power and authority to investigate the Derivative Action to determine whether it is in the best interests of the Company to allow the Derivative Action to proceed on behalf of the Company. On September 2, 2011, the Company filed a motion to stay the Derivative Action pending completion of the special litigation committee’s investigation and determination. On September 26, 2011, the Court held a hearing on the Company’s motion to stay. On October 3, 2011, the court issued an order denying the Company’s motion to stay without prejudice and a separate order requiring Defendants to respond to plaintiff’s request for production of documents within thirty days. On October 28, 2011, the special litigation committee filed a motion to stay the Derivative Action pending completion of its investigation and determination. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, plaintiff and defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, Plaintiff and Defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. On September 14, 2012, the Company filed a Motion to Dismiss or, in the alternative, a Motion for Summary Judgment based on the determination of the special litigation committee’s determination that it is not in the best interests of the Company and its current shareholders to pursue the claims pled in the complaint and the special litigation committee’s decision to move to terminate the Derivative Action. A hearing date for the Company’s motion is not currently scheduled.

The Company has not recorded any liabilities for the Class Action and Derivative Action matters on the basis that such liabilities are currently neither probable or estimable.

In addition, on June 10, 2011, the Company received a subpoena from the Denver Regional Office of the SEC seeking information and documents concerning our acquisition of China Water in 2008. We are cooperating fully with the SEC with respect to its requests.

Contingent Consideration for Acquisitions

Appalachian Water Services, LLC Acquisition — The seller of the membership interests in Appalachian Water Services, LLC (“AWS”) is entitled to receive additional consideration equal to $1.5 million, payable entirely in shares of the Company’s common stock, in the event that EBITDA, as defined in the membership interest purchase agreement for any consecutive twelve months from September 1, 2012 to and ending on August 31, 2014, is $4.0 million. The additional consideration is capped at $1.5 million.

All Phase Acquisition — In addition to the initial purchase price, the Company was required to make additional payments to the former shareholders of All Phase, which the Company acquired on June 15, 2012, based upon the achievement of certain volume targets over the remainder of 2012. The Company settled this obligation in 2013 in exchange for a $0.4 million payment to the former shareholders.

Keystone Vacuum, Inc. Acquisition — In addition to the initial purchase price, the Company may make additional payments to the sellers of Keystone, which the Company acquired on February 3, 2012, for each of fiscal years ended December 31, 2012 through 2015, in which Keystone’s adjusted EBITDA (as defined in and calculated in accordance with the asset purchase agreement related to the Keystone Vacuum, Inc. acquisition) related to the construction portion of the acquired businesses is greater than applicable adjusted EBITDA targets. Any additional amount payable would be payable in shares of the Company’s common stock. Any such additional payments are capped at an aggregate value of $7.5 million.

Complete Vacuum and Rentals, Inc. Acquisition — In addition to the initial purchase price, the Company may make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVR”), which the Company acquired on November 30, 2010. For each of the years ended December 31, 2011 through 2013, in which CVR achieves targeted adjusted EBITDA (as defined in and calculated in accordance with the stock purchase agreement related to the CVR acquisition) of $20.0 million, we could be required to pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which adjusted EBITDA exceeds $20.0 million for the relevant year up to an aggregate maximum payment of $12.0 million (the “Earn-Out Payments”). The Earn-Out Payments are payable in a combination of 70% cash and 30% in shares of the Company’s common stock (based on the trading price of the Company’s common stock at the time any such payment is made). On September 12, 2012, the Company entered into a settlement agreement with the former owners of CVR whereby, among other settled items relating to pre- and post-closing indemnification obligations of the parties and including dismissal of a lawsuit, the Company delivered to the former owners 1,726,619 shares of the Company’s common stock representing $6.0 million in value at the time of the issuance as an Earn-Out Payment for the fiscal year ended December 31, 2011. Accordingly, the balance of the remaining Earn-Out Payments for the fiscal years ending December 31, 2012 and 2013, respectively, and in the aggregate cannot exceed $6.0 million which, pursuant to the terms of the settlement agreement, will be paid, if at all, in shares of the Company’s common stock.

The carrying values of the Company’s contingent consideration obligations were $10.8 million and $13.6 million at December 31, 2012 and 2011, respectively.

(14)	Employee Benefit Plans

Two of the Company’s subsidiaries sponsor a defined contribution 401(k) plan that are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Under these plans, the Company’s subsidiaries match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $0.3 million for the year the year ended December 31, 2012.

(15)	Affiliated Company Transactions

The Executive Chairman of the Company’s board of directors, Richard J. Heckman, is the sole member of an LLC that owns an aircraft used periodically by members of management for business related travel. Reimbursement paid to the affiliate in exchange for use of the aircraft was $1.2 million, $0.9 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no accounts payable due to the affiliate at December 31, 2012.

The Company’s Chief Executive Officer, Mark D. Johnsrud, is the sole member of an entity that owns apartment buildings in North Dakota. The apartments are rented to certain of the Company’s employees at rates that are equal to or below market. Rent payments are made through employee payroll deductions.

The Company periodically purchases fresh water from a proprietorship owned by the Company’s Chief Executive Officer and Vice Chairman, Mark D. Johnsrud. The fresh water is resold to oil and gas exploration companies for use in hydraulic fracturing activities. There were no fresh water purchases made by the Company during the one-month ended December 2012 and no accounts payable due to the affiliate at December 31, 2012. Purchases made by Power Fuels prior to its merger with the Company totaled approximately $2.4 million during the eleven months ended November 30, 2012.

The Company’s Chief Executive Officer and Vice Chairman, Mark D. Johnsrud, is the sole member of an entity that owns land in North Dakota on which five of the Company’s saltwater disposal wells are situated. The Company has agreed to pay Mr. Johnsrud a per barrel royalty fee in exchange for using the disposal wells, which the Company concluded is consistent with rates charged by non-affiliated third parties in the area. Royalties paid by the Company were $10,000 for the one month ended December 31, 2012. Royalties paid by Power Fuels prior to its merger with the Company totaled approximately $32,000 during the eleven months ended November 30, 2012. Royalties payable to the affiliate were $10,400 at December 31, 2012.

(16)	Segments

Following the TFI Acquisition on April 10, 2012, management determined the Company would be operated and managed through two divisions, which are also the Company’s reportable segments: (a) the Fluids Management Division (which now includes PowerFuels and which the Company previously referred to as Heckmann Water Resources or HWR); and (b) the Recycling Division (which consists of TFI and which the Company previously referred to as Heckmann Environmental Services or HES). The composition of the Company’s reportable segments is consistent with that used by the Company’s chief operating decision maker to evaluate performance and allocate resources. Refer to Note 1 for information on the types of services from which each segment derives its revenues. The consolidated financial information and the Recycling segment financial information include the results of operations for TFI from April 10, 2012. Accordingly, no historical comparative information is provided for the Recycling segment for the years ended December 31, 2011 and December 31, 2010. The Company evaluates business segment performance based on results from continuing operations before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments.

The financial information for the Company’s reportable segments is as follows:

	Recycling	Fluids Management	Corporate	Total
	(in millions)
Year ended December 31, 2012
Revenue	$95.3	$256.7	$—	$352.0
Depreciation and amortization	10.9	47.6	—	58.5
Income (loss) from continuing operations before income taxes	13.3	(23.3)	(46.1)	(56.1)
Additions to fixed assets	2.0	60.9	—	62.9
Goodwill	139.9	415.2	—	555.1
Total assets (a)	295.8	1,300.8	47.7	1,644.3

Year ended December 31, 2011
Revenue	$—	$156.8	$—	$156.8
Depreciation and amortization	—	25.3	—	25.3
Income (loss) from continuing operations before income taxes	—	10.4	(14.3)	(3.9)
Additions to fixed assets	—	156.8	—	156.8
Goodwill	—	90.0	—	90.0
Total assets (a)	—	447.4	92.3	539.7

	Bottled Water Products	Fluids Management	Corporate	Total
Year ended December 31, 2010
Revenue	$—	$15.2	$—	$15.2
Depreciation and amortization	—	4.6	—	4.6
Income (loss) from continuing operations before income taxes	—	(5.7)	(8.0)	(13.7)
Additions to fixed assets	—	20.4	—	20.4
Goodwill	—	41.0	—	41.0
Total assets excluding those applicable to discontinued operations (a)	—	174.3	181.4	355.7
Total assets held for sale (b)	45.6	—	—	45.6

(a)	Total assets exclude intercompany receivables eliminated in consolidation.
(b)	Represents the carrying value of the assets of discontinued operations.

Revenues from one customer of the Recycling Division represented approximately 34% of the division’s total revenue for the year ended December 31, 2012. Revenues from three customers of the Fluids Management Division represented approximately 52% of the division’s total revenue for the year ended December 31, 2012.

As described in Note 1, the Company intends to commence an internal reorganization during 2013, which could impact the composition of the Company’s reportable segments.

(17)	Subsidiary Guarantors

The obligations of Heckmann Corporation under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of the Company’s subsidiaries. The following tables present condensed consolidating financial information for Heckmann Corporation (the “Parent Issuer”), certain 100% wholly-owned subsidiaries (the “Wholly-Owned Subsidiary Guarantors”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non Wholly-Owned Subsidiary Guarantor”), as of and for the year ended December 31, 2012 and condensed consolidating financial information for the Parent Issuer, the wholly-owned Subsidiary Guarantors and China Water (the “Non-Guarantor”) as of and for the years ended December 31, 2011 and 2010 (in 000s):

Heckmann Corporation and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2012

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5,819	$9,536	$856	$—	$16,211
Restricted cash	—	3,536	—	—	3,536
Accounts receivable—net	—	116,768	760	—	117,528
Other current assets	439,842	42,785	2	(454,013)	28,616

Total current assets	445,661	172,625	1,618	(454,013)	165,891

Property, plant and equipment, net	44	595,293	9,533	—	604,870
Equity investments	957,976	8,279	—	(957,976)	8,279
Intangible assets, net	—	283,248	1,450	—	284,698
Goodwill	—	544,647	10,444	—	555,091
Other	24,408	1,102	—	—	25,510

TOTAL ASSETS	$1,428,089	$1,605,194	$23,045	$(1,411,989)	$1,644,339

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$757	$28,566	$215	$—	$29,538
Accrued expenses	33,492	470,724	62	(454,013)	50,265
Current portion of contigent consideration	—	1,968	—	—	1,968
Current portion of long-term debt	—	4,699	—	—	4,699

Total current liabilities	34,249	505,957	277	(454,013)	86,470

Deferred income taxes		128,992	—	—	128,992
Long-term debt, less current portion	546,079	15,348	—	—	561,427
Long-term contingent consideration	—	7,363	1,500	—	8,863
Other long-term liabilities	—	1,805	9,021	—	10,826
Total shareholders equity	847,761	945,729	12,247	(957,976)	847,761

TOTAL LIABILITIES AND EQUITY	$1,428,089	$1,605,194	$23,045	$(1,411,989)	$1,644,339

Heckmann Corporation and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2011

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$79,528	$666	$—	$—	$80,194
Marketable securities	5,169	—	—	—	5,169
Accounts receivable—net	—	47,985	—	—	47,985
Other current assets	214,866	9,325	—	(217,868)	6,323

Total current assets	299,563	57,976	—	(217,868)	139,671

Property, plant and equipment, net	265	269,789	—	—	270,054
Investments in subsidiaries	185,305	7,682	—	(185,305)	7,682
Intangible assets, net	—	29,489	—	—	29,489
Goodwill	—	90,008	—	—	90,008
Other	2,663	114	—	—	2,777

TOTAL ASSETS	$487,796	$455,058	$—	$(403,173)	$539,681

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$19,992	$—	$—	19,992
Accrued expenses	5,812	223,749	—	(217,868)	11,693
Current portion of contigent consideration	—	5,730	—	—	5,730
Current portion of long-term debt	10,500	1,414	—	—	11,914

Total current liabilities	16,312	250,885	—	(217,868)	49,329

Deferred income taxes	—	6,880	—	—	6,880
Long-term debt, less current portion	129,674	2,482	—	—	132,156
Long-term contingent consideration	—	7,867	—	—	7,867
Other long-term liabilities	—	1,639	—	—	1,639
Total shareholders equity	341,810	185,305	—	(185,305)	341,810

TOTAL LIABILITIES AND EQUITY	$487,796	$455,058	$—	$(403,173)	$539,681

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Revenue	$—	$350,575	$1,408	$—	$351,983
Cost of goods sold	—	(304,742)	(914)	—	(305,656)

Gross profit	—	45,833	494	—	46,327
Operating expenses
Selling, general and administrative expenses	17,362	47,168	84		64,614
Impairment of long-lived assets	—	3,658			3,658
Impairment of intangible asset	—	2,372	—	—	2,372

Loss from operations	(17,362)	(7,365)	410	—	(24,317)
Interest expense, net	(25,200)	(1,165)	(252)	—	(26,617)
Loss on extinguishment of debt	(2,638)	—	—	—	(2,638)
Income from equity investment	(9,958)	12	—	9,958	12
Other, net	(920)	(1,598)	—	—	(2,518)

(Loss) Income from continuing operations before income taxes before income taxes	(56,078)	(10,116)	158	9,958	(56,078)
Income tax benefit (expense)	58,605	—	—	—	58,605

Net (loss) income attributable to common stockholders	$2,527	$(10,116)	$158	$9,958	$2,527

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$156,837	$—	$—	$156,837
Cost of sales	—	(123,509)	—	—	(123,509)

Gross profit	—	33,328	—	—	33,328
Operating expenses:	—	—	—	—	—
General and administrative expenses	11,061	25,590	—	—	36,651
Pipeline start-up and commissioning	—	2,089	—	—	2,089

Total operating expenses	11,061	27,679	—	—	38,740

Income (loss) from operations	(11,061)	5,649	—	—	(5,412)
Interest expense, net	(2,437)	(1,806)	—	—	(4,243)
Loss from equity investment	9,482	(462)	—	(9,482)	(462)
Other, net	131	6,101	—	—	6,232

Loss (Income) from continuing operations before income taxes	(3,885)	9,482	—	(9,482)	(3,885)
Income tax benefit	3,777	—	—	—	3,777

Loss from continuing operations	(108)	9,482	—	(9,482)	(108)
Loss from discontinued operations, net of income taxes	(22,898)	—	(22,898)	22,898	(22,898)

Net loss attributable to common stockholders	$(23,006)	$9,482	$(22,898)	$13,416	$(23,006)

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$15,208	$—	$—	$15,208
Cost of sales	—	(11,337)	—	—	(11,337)

Gross profit	—	3,871	—	—	3,871
Operating expenses:
General and administrative expenses	8,477	3,077	—	—	11,554
Pipeline start-up and commissioning	—	11,830	—	—	11,830

Total operating expenses	8,477	14,907	—	—	23,384

Income (Loss) from operations	(8,477)	(11,036)	—	—	(19,513)
Interest income (expense), net	2,580	(493)	—	—	2,087
Loss from equity investment	(8,012)	(689)	—	8,012	(689)
Other, net	205	4,206	—	—	4,411

Loss from continuing operations before income taxes	(13,704)	(8,012)	—	8,012	(13,704)
Income tax benefit	3,404	—	—	—	3,404

Loss from continuing operations	(10,300)	(8,012)	—	8,012	(10,300)
Loss from discontinued operations, net of income taxes	(4,393)	—	(4,393)	4,393	(4,393)

Net loss attributable to common stockholders	$(14,693)	$(8,012)	$(4,393)	$12,405	$(14,693)

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Operating activities
Net (loss) income	$2,527	$(10,116)	$158	$9,958	$2,527
Depreciation and amortization	4	58,005	526	—	58,535
Other adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	8,964	(47,324)	252	—	(38,108)
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	(34,614)	52,329	(40)	(9,958)	7,717

Net cash (used in) provided by operating activities from continuing operations	(23,119)	52,894	896	—	30,671
Investing activities
Cash paid for acquisitions, net of cash acquired	(359,456)	(15)	—	—	(359,471)
Purchase of property, plant and equipment	(41)	(45,504)	(9)	—	(45,554)
Proceeds from available for sale securities	5,169	—	—	—	5,169
Proceeds from the sale of property and equipment	—	7,240	—	—	7,240
Other	—	(51)	(31)	—	(82)

Net cash used in investing activities from continuing operations	(354,328)	(38,330)	(40)	—	(392,698)
Financing activities
Proceeds from issuance of the 2018 Notes	398,980	—	—	—	398,980
Proceeds from equity offering	76,048	(1,600)	—	—	74,448
Repayment of old credit facility	(140,174)	—	—	—	(140,174)
Payment of deferred financing costs	(26,170)	—	—	—	(26,170)
Proceeds from revolving credit facility	146,990	—	—	—	146,990
Payments on acquired debt	(150,367)	—	—	—	(150,367)
Payments on other debt	—	(4,605)	—	—	(4,605)
Other	(1,569)	511	—	—	(1,058)

Net cash provided by (used in) financing activities from continuing operations	303,738	(5,694)	—	—	298,044
Net (decrease) increase in cash	(73,709)	8,870	856	—	(63,983)
Cash and cash equivalents - beginning of period	79,528	666	—	—	80,194

Cash and cash equivalents - end of period	$5,819	$9,536	$856	$—	$16,211

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Year ended December 31, 2011
(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Operating activities
Net income (loss)	$(23,006)	$9,482	$(22,898)	$13,416	$(23,006)
Loss from discontinued operations	22,898	—	22,898	(22,898)	22,898
Depreciation and amortization	34	25,247	—	—	25,281
Other adjustments to reconcile net loss to net cash used in operating activities	2,253	(7,600)	—	—	(5,347)
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	(160,863)	122,276	—	9,482	(29,105)

Net cash used in operating activities from continuing operations	(158,684)	149,405	—	—	(9,279)
Net cash used in operating activities from discontinued operations	—	—	(4,683)	—	(4,683)

Net cash used in operating activities	(158,684)	149,405	(4,683)	—	(13,962)
Investing activities
Cash paid for acquisitions, net of cash acquired	(88,544)	210	—	—	(88,334)
Purchase or property, plant and equipment	(299)	(150,622)	—	—	(150,921)
Purchases of available for sale securities	(34,947)	—	—	—	(34,947)
Proceeds from the sale of available for sale securities	120,062	—	—	—	120,062
Proceeds from the sale of certificates of deposit	11,830	—	—	—	11,830
Investment in joint venture	(16)	—	—	—	(16)

Net cash used in investing activities from continuing operations	8,086	(150,412)	—	—	(142,326)
Net cash used in investing activities from discontinued operations	—	—	(5,777)	—	(5,777)

Net cash used in investing activities	8,086	(150,412)	(5,777)	—	(148,103)
Financing activities
Payments on long term debt agreements	(73,914)	—	—	—	(73,914)
Borrowings under revolving credit facility	72,799	—	—	—	72,799
Borrowings under term loan	109,885				109,885
Payment of deferred financing costs	(2,764)	—	—	—	(2,764)
Cash proceeds from the exercise of warrants	47,912	—	—	—	47,912
Cash paid to purchase treasury stock	(4,414)	—	—	—	(4,414)
Proceeds from notes payable and other	1,488	55			1,543

Net cash provided by financing activities from continuing operations	150,992	55	—	—	151,047
Net cash provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by financing activities	150,992	55	—	—	151,047
Net decrease in cash	394	(952)	(10,460)	—	(11,018)
Cash and cash equivalents—beginning of period	79,134	1,618	10,460	—	91,212

Cash and cash equivalents—end of period	79,528	666	—	—	80,194
Less: cash and cash equivalents of discontinued operations at year end	—	—	—	—	—

Cash and cash equivalents of continuing operations at year-end	$79,528	$666	$—	$—	$80,194

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Year ended December 31, 2010
(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Operating activities
Net income (loss)	$(14,693)	$(8,012)	$(4,393)	$12,405	$(14,693)
Loss from discontinued operations	4,393	—	4,393	(4,393)	4,393
Depreciation and amortization	—	4,605	—	—	4,605
Other adjustments to reconcile net loss to net cash used in operating activities	966	(2,200)	—	—	(1,234)
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	6,172	5,416	—	(8,012)	3,576

Net cash used in operating activities from continuing operations	(3,162)	(191)	—	—	(3,353)
Net cash used in operating activities from discontinued operations	—	—	(749)	—	(749)

Net cash used in operating activities	(3,162)	(191)	(749)	—	(4,102)
Investing activities
Cash paid for acquisitions, net of cash acquired	(28,635)	—	—	—	(28,635)
Purchase or property, plant and equipment	—	(17,443)	—	—	(17,443)
Proceeds from available for sale securities	168,392	—	—	—	168,392
Purchase of available for sale securities	(157,478)	—	—	—	(157,478)
Purchase of certificates of deposit	(1,367)	—	—	—	(1,367)
Other	(1,135)	—	—	—	(1,135)

Net cash used in investing activities from continuing operations	(20,223)	(17,443)	—	—	(37,666)
Net cash used in investing activities from discontinued operations	—	—	(537)	—	(537)

Net cash used in investing activities	(20,223)	(17,443)	(537)	—	(38,203)
Financing activities
Payments on long term debt agreements	(193)	—	—	—	(193)
Cash paid to repurchase warrants	(2,034)	—	—	—	(2,034)
Cash proceeds from the exercise of warrants	66	—	—	—	66
Cash proceeds from the exercise of stock options	194	—	—	—	194
Cash paid to purchase treasury stock	(1,088)	—	—	—	(1,088)
Proceeds from notes payable	1,418	—			1,418

Net cash provided by financing activities from continuing operations	(1,637)	—	—	—	(1,637)
Net cash provided by financing activities from discontinued operations	—	—	(992)	—	(992)

Net cash provided by financing activities	(1,637)	—	(992)	—	(2,629)
Net decrease in cash	(25,022)	(17,634)	(2,278)	—	(44,934)
Cash and cash equivalents - beginning of period	104,060	19,252	12,738	—	136,050
Effect of change in foreign exchange rate on cash and cash equivalents	96	—	—	—	96

Cash and cash equivalents - end of period	79,134	1,618	10,460	—	91,212
Less: cash and cash equivalents of discontinued operations at year end	—	—	(10,460)	—	(10,460)

Cash and cash equivalents of continuing operations at year-end	$79,134	$1,618	$—	$—	$80,752

(18) Discontinued Operations

On September 30, 2011, the Company, through its wholly-owned subsidiary, China Water, entered into a Share Purchase Agreement (the “SPA”) by and among Pacific Water & Drinks (HK) Group Limited (f/k/a Sino Bloom Investments Limited), a Hong Kong company (“Buyer”), China Water, as Seller, and China Water Drinks (H.K.) Holdings Limited, a Hong Kong company (“Target”), pursuant to which China Water agreed to sell 100% of the equity interests in Target to Buyer in exchange for shares in Buyer equal to ten percent of the Buyer’s outstanding equity. Upon completion of the sale, the Company abandoned the remaining non-U.S. legal entities that were part of its original acquisition of China Water. The following table details selected financial information of discontinued operations (in 000s):

	Years Ended December 31,
	2012	2011	2010
Revenue	$—	$20,560	$30,483

Pretax loss from operations	—	(4,881)	(4,048)
Income tax expense	—	(100)	(345)

Loss from operations	—	(4,981)	(4,393)
Loss from disposal, net of tax $0	—	(17,917)	—

Loss from discontinued operations	$—	$(22,898)	$(4,393)

(19)	Selected Unaudited Quarterly Financial Data (in 000s, except per share amounts)

	Three months ended
	March 31	June 30	September 30	December 31
2012
Revenues	$54,959	$90,769	$93,050	$113,205
Gross profit	6,986	15,059	16,417	7,865
Income (loss) from continuing operations (2) (3)	(3,863)	10,743	(9,345)	4,992
Net Income (loss) attributable to common stockholders (2) (3)	(3,863)	10,743	(9,345)	4,992
Income (loss) per common share from continuing operations:
Basic	(0.03)	0.07	(0.06)	0.03
Diluted	(0.03)	0.07	(0.06)	0.03
Income (loss) per common share from discontinued operations:
Basic	—	—	—	—
Diluted	—	—	—	—
Total:
Basic	(0.03)	0.07	(0.06)	0.03
Diluted	(0.03)	0.07	(0.06)	0.03

(1)	Totals may not equal corresponding amounts on the Consolidated Statements of Operations due to rounding.

(2)	During the fourth quarter of 2012, the following recorded the following unusual or non-recurring items:
(a)	The Company released $17.8 million of valuation allowance associated with NOL’s because of a determination that the realization of the associated deferred tax assets is more likely that not based on future taxable income arising from the reversal of deferred tax liabilities that the Company acquired in connection with the Power Fuels merger.
(b)	The Company recognized an impairment of long-lived assets of $3.7 million for the write-down of the carrying values of three saltwater disposal wells.
(c)	The Company recognized an impairment of intangible assets of $2.4 million for the write-down of a customer relationship intangible associated with a portion of a prior business acquisition.
(d)	The Company recorded a $1.4 million environmental accrual for the estimated costs necessary to comply with a Louisiana Department of Environmental Quality requirement that the Company test and monitor the soil at certain locations to confirm that prior saltwater spills were successfully remediated.
(3)	During the second quarter of 2012, the Company released $20.7 million of valuation allowance associated with NOL’s because of a determination that the realization of the associated deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that the Company acquired in connection with the TFI acquisition.

	Three months ended
	March 31	June 30	September 30	December 31
2011
Revenues	$18,231	$39,167	$47,768	$51,671
Gross profit	4,410	10,112	11,978	6,828
Income (loss) from continuing operations	(539)	317	2,594	(2,480)
Income (loss) from discontinued operations	904	(134)	(23,668)	—
Net Income (loss) attributable to common stockholders	365	183	(21,074)	(2,480)
Income (loss) per common share from continuing operations:
Basic	*	*	0.02	(0.02)
Diluted	*	*	0.02	(0.02)
Income (loss) per common share from discontinued operations:
Basic	0.01	*	(0.21)	*
Diluted	0.01	*	(0.21)	*
Total:
Basic	*	*	(0.19)	(0.02)
Diluted	*	*	(0.19)	(0.02)

*	Amount is less than $0.01.
(1)	Totals may not equal corresponding amounts on the Consolidated Statements of Operations due to rounding.

Diluted net income (loss) per common share for each of the quarters presented above is based on the respective weighted average number of common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year diluted net loss per common share amounts.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of November 8, 2010, among Heckmann Corporation, Complete Vacuum and Rental, Inc., Steven W. Kent, II, and Jana S. Kent (incorporated herein by reference to Exhibit 2.10 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2010).

2.2	Share Purchase Agreement, dated as of September 30, 2011, among Pacific Water & Drinks (HK) Group Limited (f/k/a Sino Bloom Investments Limited), China Water & Drinks (BVI) Inc., and China Water Drinks (H.K.) Holdings Limited (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

2.3	Stock Purchase Agreement, dated as of March 7, 2012, among TFI Holdings, Inc., Green Fuel Services, LLC, Heckmann Hydrocarbons Holdings Corporation and Heckmann Corporation (incorporated herein by reference to Exhibit 2.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on March 13, 2012).

2.4	Agreement and Plan of Merger, dated as of September 3, 2012, among Rough Rider Acquisition, LLC, Heckmann Corporation, Badlands Energy, LLC and Mark D. Johnsrud (incorporated herein by reference to Exhibit 2.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 4, 2012).

2.4A	Voting Agreement among Heckmann Corporation, Rough Rider Acquisition, LLC and the principal stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 4, 2012).

2.4B	Side Letter, dated November 29, 2012, among Heckmann Corporation, Rough Rider Acquisition, LLC, Badlands Power Fuels, LLC and Mark D. Johnsrud (incorporated herein by reference to Exhibit 2.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on September 4, 2007).

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 5, 2008).

3.1B	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1B to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on October 26, 2007).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on June 26, 2007).

4.2	Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.2A	First Supplemental Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.2B	Second Supplemental Indenture, dated as of September 19, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1B to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 9, 2012).

4.2C	Third Supplemental Indenture, dated as of November 30, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2C to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

4.3	Registration Rights Agreement, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors named therein, Jefferies & Company, Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as Representatives of the various Initial Purchasers named therein, including Joinder Agreement, dated as of April 10, 2012 (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

1

Exhibit Number	Description

4.4	Registration Rights Agreement, dated as of November 5, 2012, among Heckmann Corporation, the Guarantors named therein, and Jefferies & Company, Inc., Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as Representatives of the various Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.3 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 7, 2012).

4.4A	Joinder Agreement to the Registration Rights Agreement, dated November 30, 2012, among Badlands Power Fuels, LLC (Delaware), Badlands Power Fuels, LLC (North Dakota), Landtech Enterprises, L.L.C. and Badlands Leasing, LLC (incorporated herein by reference to Exhibit 4.3A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.1	Credit Agreement, dated September 7, 2011, among Heckmann Corporation, Heckmann Water Resources Corporation, Heckmann Water Resources (CVR), Inc., HEK Water Solutions, LLC, 1960 Well Services, LLC, Heckmann Water Resources (Excalibur), Inc., as borrowers, Regions Bank, as administrative and collateral agent, RBS Citizens Bank, N.A., and First National Bank of Pennsylvania, as co-syndication agents, Wells Fargo Bank, National Association, as documentation agent, Regions Capital Markets and RBS Citizens Bank, N.A. as joint lead arrangers and joint book managers and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 8, 2011).

10.2	Credit Agreement, dated April 10, 2012, among Heckmann Corporation, as borrower, the Guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing lender, and Wells Fargo Securities, LLC and Regions Capital Markets, as joint lead arrangers and joint bookrunners (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

10.2A	Master Assignment, Agreement, Amendment No. 1 and Waiver to Credit Agreement, dated as of November 30, 2012, among Heckmann Corporation, as borrower, the Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Citizens, N.A., Fifth Third Bank and U.S. Bank National Association, as joint lead arrangers, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Citizens, N.A., as joint bookrunners, Bank of America, N.A. and Citizens Bank Of Pennsylvania, as co-syndication agents, Fifth Third Bank and U.S. Bank National Association, as co-documentation agents, and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.3	Novation Agreement, dated as of September 30, 2011, between China Water and Drinks, Inc. and China Water & Drinks (BVI), Inc. (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.4†	Heckmann Corporation 2009 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2012).

10.4A†	First Amendment of the Heckmann Corporation 2009 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2012).

10.5†	Executive Employment Agreement, dated November 30, 2012, between Heckmann Corporation and Richard J. Heckmann (incorporated herein by reference to Exhibit 10.3 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.6†	Executive Employment Agreement, dated November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.4 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.7	Stockholder’s Agreement, dated as of November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.8†	Executive Employment Agreement, dated November 9, 2011, between Heckmann Corporation and W. Christopher Chisholm (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2011).

10.9†	Amended and Restated Executive Employment Agreement, dated December 30, 2010, between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.27 to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011).

2

Exhibit Number	Description

10.9A†	Second Amended and Restated Executive Employment Agreement, dated November 9, 2011, between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2011).

10.10†	Amended and Restated Executive Employment Agreement, dated December 30, 2010, between Heckmann Corporation and Charles R. Gordon (incorporated herein by reference to Exhibit 10.28 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 14, 2011).

10.11†	Executive Employment Agreement, dated December 6, 2010, between Heckmann Corporation and Damian C. Georgino (incorporated herein by reference to Exhibit 10.29 to Heckmann Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 14, 2011).

10.12†	Executive Employment Agreement, dated as of April 2, 2012, and effective as of April 10, 2012, between Heckmann Corporation and James Devlin (incorporated herein by reference to Exhibit 10.2. to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 21, 2011).

21.1*	Subsidiaries of Heckmann Corporation.

23.1*	Consent of KPMG LLP

23.2*	Consent of GHP Horwath, P.C.

23.3*	Consent of McGladrey LLP

23.4*	Consent of Hein & Associates LLP

24.1*	Power of Attorney of Officers and Directors of Heckmann Corporation (set forth on the signature pages of this Form 10-K).

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited consolidated balance sheets of TFI Holdings, Inc. for each of the three years in the period ending December 31, 2011 and the audited consolidated statements of income, stockholders equity and cash flows of TFI Holdings, Inc. for each of the three years in the period ending December 31, 2011, and the notes related thereto (incorporated herein by reference to Exhibit 99.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

99.2	Unaudited consolidated balance sheets of TFI Holdings, Inc. as of March 31, 2012 and December 31, 2011, and unaudited consolidated statements of income, stockholders’ equity and cash flows of TFI Holdings, Inc. for the three months ended March 31, 2012 and 2011, and the related notes thereto (incorporated herein by reference to Exhibit 99.2 to Heckmann Corporation’s Current Report on Form 8-K/A filed with the SEC on June 20, 2012).

99.3	Audited consolidated balance sheets of Badlands Power Fuels, LLC for each of the three years for the period ending December 31, 2011, and the audited consolidated statements of income, member’s equity and cash flows of Badlands Power Fuels, LLC for each of the three years for the period ending December 31, 2011, and the notes related thereto, and unaudited consolidated balance sheets of Badlands Power Fuels, LLC for the nine months ending September 30, 2012, and the unaudited consolidated statements of income, member’s equity and cash flows of Badlands Power Fuels, LLC for the nine month period ending September 30, 2012, and the notes related thereto (incorporated herein by reference to Exhibit 99.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the United States Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.
†	Compensatory plan, contract or arrangement in which directors or executive officers may participate

3