Form 10-K/A
period 2012-12-31
Heckmann Corp
filed 2013-03-28
CIK 1403853

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

The number of shares outstanding of the registrant’s common stock as of March 12, 2013 was 251,860,911.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 8, 2013, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

The Registrant is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Form 10-K”) solely to amend the number of outstanding shares of our common stock as of March 12, 2013, listed on the cover page of our Form 10-K, which we previously reported as 266,169,474 on the cover of our 10-K filed March 18, 2013, and which should have been reported as 251,860,911. The difference was the result of including treasury shares in the number of outstanding shares of our common stock.

Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HECKMANN CORPORATION

Date: March 28, 2013	By:	/s/ Damian C. Georgino
Damian C. Georgino
Executive Vice President, Corporate Development and Chief Legal Officer