Form 10-Q
period 2013-03-31
Heckmann Corp
filed 2013-05-08
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-33816

Delaware	26-0287117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14646 N. Kierland Blvd, Suite 260, Scottsdale, Arizona 85254

(602) 903-7828

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2013 was 252,189,746.

Forward-Looking Statements

This Quarterly Report on Form-10-Q contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•	the benefits of our completed and future merger, acquisition and disposition transactions; and

•

plans to increase operational capacity, including additional trucks, saltwater disposal and underground injection wells, frac tanks, rail cars, processing facilities and pipeline construction or expansion.

You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” and similar expressions, and variations or negatives of these words.

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

•

natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism that may impact our corporate headquarters, assets (including our wells or pipelines), or distribution channels, or which otherwise disrupt the markets we serve;

•	the threat or occurrence of international armed conflict;

•	the unknown future impact on our business from the Affordable Care Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated thereunder ;

•

risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction and re-refining businesses, particularly relating to water usage, disposal, transportation and treatment, uses of refined fuel oil, collection of used motor oil, and transportation of oil; and

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

Where You Can Find Other Information

Our website is www.heckmanncorp.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

HECKMANN CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Heckmann Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$18,176	$16,211
Restricted cash	4,699	3,536
Accounts receivable, net of allowance for doubtful accounts of $4,431 and $5,967 at March 31, 2013 and December 31, 2012, respectively	124,584	117,528
Inventories	6,136	5,710
Prepaid expenses and other receivables	8,692	8,587
Deferred income taxes	12,050	12,495
Other current assets	1,439	1,824

Total Current Assets	175,776	165,891

Property, plant and equipment, net	597,528	604,870
Equity investments	8,237	8,279
Intangibles, net	267,873	284,698
Goodwill	563,432	555,091
Other long-term assets	24,459	25,510

Total Assets	$1,637,305	$1,644,339

Liabilities and Equity
Accounts payable	$30,298	$29,538
Accrued expenses	32,463	33,409
Accrued payroll and benefits	9,671	7,865
Accrued interest	18,787	8,991
Current portion of contingent consideration	1,597	1,968
Current portion of long-term debt	5,050	4,699

Total Current Liabilities	97,866	86,470

Deferred income taxes	121,483	128,992
Long-term debt	561,973	561,427
Long-term contingent consideration	8,899	8,863
Other long-term obligation	9,273	9,021
Other long-term liabilities	1,920	1,805

Total Liabilities	801,414	796,578

Commitments and contingencies (note 9)

Preferred stock, $0.001 par value, (1,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012)	—	—
Common stock, $0.001 par value, (500,000,000 shares authorized, 266,170,113 shares issued and 251,861,550 outstanding at March 31, 2013 and 266,118,447 shares issued and 251,809,884 outstanding at December 31, 2012)	265	265
Additional paid-in capital	1,318,943	1,318,181
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,503)	(19,503)
Accumulated deficit	(456,970)	(444,338)

Total Equity of Heckmann Corporation	835,891	847,761

Total Liabilities and Equity	$1,637,305	$1,644,339

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Non-rental revenue	$138,132	$53,013
Rental revenue	21,323	1,946

Total revenue	159,455	54,959
Cost of sales	(137,902)	(47,973)

Gross profit	21,553	6,986

Operating expenses:
General and administrative expenses	16,675	6,992
Amortization of intangible assets	8,725	1,262

Total operating expenses	25,400	8,254

Loss from operations	(3,847)	(1,268)
Interest expense, net	(13,415)	(2,146)
Loss from equity investment	(42)	—
Other expense, net	(993)	(29)

Loss before income taxes	(18,297)	(3,443)
Income tax benefit (expense)	5,665	(420)

Net loss attributable to common stockholders	$(12,632)	$(3,863)

Weighted average shares outstanding used in computing net loss per common share:
Basic and Diluted	238,407,925	125,159,136

Net loss per common share attributable to common stockholders:
Basic and Diluted	$(0.05)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss attributable to common stockholders	$(12,632)	$(3,863)
Total other comprehensive loss, net of tax	—	—

Comprehensive loss, net of tax	$(12,632)	$(3,863)

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(12,632)	$(3,863)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,722	7,985
Amortization of intangible assets	8,725	1,262
Amortization of deferred financing costs	1,236	179
Amortization of original issue discounts and premiums	37	—
Stock-based compensation	790	716
Bad debt expense	217	268
Deferred income taxes	(4,960)	243
Loss from equity investment	42	—
Other	633	131
Changes in operating assets and liabilities:
Accounts receivable, net	(7,273)	(11,774)
Prepaid expenses, inventory and other assets	(1,018)	(956)
Accounts payable and accrued expenses	244	(24)
Accrued interest	9,796	(151)

Net cash provided by (used in) operating activities	18,559	(5,984)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(38)	(406)
Purchases of property, plant and equipment	(14,814)	(17,472)
Proceeds from the sale of property and equipment	79	1,823

Net cash used in investing activities	(14,773)	(16,055)
Cash flows from financing activities:
Proceeds from revolving credit facility	4,000	—
Payments on revolving credit facility	(4,000)	—
Payments on capital leases	(989)	(979)
Payments on notes payable	(240)	(219)
Proceeds from equity offering	—	76,048
Payments on long-term debt	—	(3,124)
Payments of contingent consideration	(400)	—
Other	(192)	—

Net cash (used in) provided by financing activities	(1,821)	71,726

Net increase in cash and cash equivalents	1,965	49,687
Cash and cash equivalents at beginning of year	16,211	80,194

Cash and cash equivalents at end of year	$18,176	$129,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,025	$1,774
Cash paid for taxes, net of refunds	80	49
Supplemental schedule of non-cash investing and financing activities:
Purchases of property, plant and equipment under capital leases	$2,326	$11,613
Property, plant and equipment purchased in exchange for accounts payable	3,803	3,580
Restricted cash payable to former sole owner of Power Fuels	4,699	—
Common stock issuances for business acquisitions	—	9,586
Equity offering costs in accrued liabilities	—	1,600

The accompanying notes are an integral part of these consolidated financial statements.

Heckmann Corporation and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

Three months ended March 31, 2013

(Unaudited)

(In thousands, except share data)

		Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)
	Total	Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2012	$847,761	266,118,447	$265	$1,318,181	11,331,197	$(6,844)	14,308,563	$(19,503)	$(444,338)	$—
Stock-based compensation	790	—	—	790	—	—	—	—	—	—
Issuance of common stock to employees	—	51,666	—	—	—	—	—	—	—	—
Shares returned from escrow (Excalibur)	(28)	—	—	(28)	—	—	—	—	—	—
Comprehensive loss:
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	—
Net loss	(12,632)	—	—	—	—	—	—	—	(12,632)	—

Comprehensive loss	(12,632)	—	—	—	—	—	—	—	—	—

Balance at March 31, 2013	$835,891	266,170,113	$265	$1,318,943	11,331,197	$(6,844)	14,308,563	$(19,503)	$(456,970)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HECKMANN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Organization and Basis of Presentation

Description of Business

Heckmann Corporation, a Delaware corporation, together with its subsidiaries (collectively, the “Company,” “we,” “us” or “our”), is an environmental solutions company providing full-cycle environmental solutions to our customers in energy and industrial end-markets. The Company focuses on the delivery, collection, treatment, recycling, and disposal of restricted solids, water, waste water, used motor oil, spent antifreeze, waste fluids and hydrocarbons.

Since the closing of the Thermo Fluids Inc. (“TFI”) acquisition on April 10, 2012, the Company has operated through two business segments: Shale Solutions (previously referred to as Fluids Management) and Industrial Solutions (previously referred to as Recycling).

Shale Solutions provides comprehensive environmental solutions for “unconventional” oil and gas exploration and production including the delivery, collection, treatment, recycling, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. Shale Solutions currently operates in select shale areas in the United States including the predominately oil-rich shale areas consisting of the Utica, Eagle Ford, Tuscaloosa Marine, Mississippian Lime and Permian Shale basins and, since the completion of the merger with with Badlands Power Fuels, LLC on November 30, 2012, the Bakken Shale basin, and the predominately gas-rich shale areas consisting of the Haynesville, Marcellus and Barnett Shale areas. Shale Solutions serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment, recycling or disposal of complex water flows, such as flowback and produced brine water, and management of other environmental products in connection with shale oil and gas hydraulic fracturing drilling, or “hydrofracturing,” operations. In addition, Shale Solutions rents certain of its equipment to customers, including providing for delivery and pickup.

Industrial Solutions provides route-based environmental services and waste recycling solutions that focus on the collection and recycling of used motor oil (“UMO”) and is the largest seller of reprocessed fuel oil (“RFO”) from recovered UMO in the Western United States.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Our condensed consolidated balance sheet as of December 31, 2012, included herein, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013 (our “2012 Annual Report on Form 10-K”). Unless stated otherwise, any reference to income statement items in these accompanying unaudited interim consolidated financial statements refers to results from continuing operations. In addition, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these financial statements and related notes pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2012 Annual Report on Form 10-K as well as other information we have filed with the SEC.

Use of Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts in the condensed consolidated statements of operations in order to conform to the current year’s presentation.

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

However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for the Company is the reporting period starting January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements. As permitted under ASU 2013-02, the Company will elect to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in 2013 if and when reclassification adjustments are made. There were no reclassification adjustments from any components of accumulated other comprehensive income during the quarters ended March 31, 2013 and 2012.

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

(2)	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common stock equivalent shares during the period. Common stock equivalent shares result from shares issuable under call options as well as the assumed exercises of outstanding stock options and warrants, the proceeds of such exercises which are then assumed to have been used to repurchase outstanding shares of common stock. Stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise prices of the stock options and warrants.

For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of March 31, 2013 and 2012, respectively, excluded from the computation of basic EPS are approximately 12.8 million and 1.1 million of shares issuable under call options and contingently returnable shares that are subject to sellers’ indemnification obligations and were being held in escrow as of such respective dates.

The following table presents the calculation of basic and diluted net loss per common share (in 000s except share and per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss attributable to common stockholders	$(12,632)	$(3,863)

Denominator:
Total weighted average shares – basic	238,407,925	125,159,136
Common stock equivalents (a)	—	—

Total weighted average shares – diluted	238,407,925	125,159,136

Loss per common share – basic and diluted	$(0.05)	$(0.03)

Antidilutive stock-based awards and warrants excluded (b)	1,878,667	1,427,941

(a)	For the three months ended March 31, 2013 and 2012, no shares of common stock underlying stock options, restricted stock or other common stock equivalents were included in the computation of diluted EPS because the inclusion of such shares would be antidilutive based on the net losses reported.
(b)	Warrants and stock options to purchase 1,878,667 shares and 1,427,941 shares of our common stock had exercise prices that exceeded the average market price of our common stock for the three months ended March 31, 2013 and 2012, respectively, and are therefore excluded from the computation of diluted EPS.

(3)	Acquisitions

Power Fuels Merger

On November 30, 2012, the Company and its wholly-owned subsidiary, Rough Rider Acquisition, LLC completed a merger (the “Power Fuels Merger”) with Badlands Power Fuels, LLC (collectively with its subsidiaries, “Power Fuels”) of which the Company’s Chief Executive Officer and Vice Chairman, Mark D. Johnsrud, was the sole member. Prior to the merger, Power Fuels was a privately-held North Dakota-based environmental solutions company providing delivery and disposal of environmental products, fluids transportation and handling, water sales, and equipment rental services for unconventional oil and gas exploration and production businesses. As a result of the Power Fuels Merger on November 30, 2012, Power Fuels and its subsidiaries became wholly-owned subsidiaries of the Company.

The Power Fuels Merger consideration consisted of the following:

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

The aggregate purchase price at November 30, 2012 was approximately $500.9 million and the preliminary allocation of such amount, as updated through March 31, 2013, is summarized as follows (in 000s):

Cash	$2,111
Accounts receivable	57,405
Inventory	3,443
Other assets	2,355
Customer relationships	145,000
Property, plant and equipment	278,527
Goodwill	312,837
Accounts payable and accrued expenses	(24,027)
Debt	(150,367)
Deferred income tax liabilities, net	(126,429)

Total	$500,855

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

The goodwill recognized is attributable to the premium associated with the immediate entry into the oil-rich Bakken Shale area where Power Fuels has an established workforce and operations.

TFI Acquisition

On April 10, 2012, the Company completed the acquisition of all the issued and outstanding shares of TFI Holdings, Inc. and its wholly-owned subsidiary, Thermo Fluids Inc. (collectively, “TFI”), a route-based environmental services and waste recycling solutions provider that focuses on the collection and recycling of UMO and the sale of RFO from recovered UMO.

The aggregate purchase price of $246.0 million was comprised of approximately $230.2 million in cash, and 4,050,926 shares of the Company’s common stock with a fair value of approximately $15.8 million, which shares were issued in a private placement and were held in escrow in respect of potential indemnification obligations of the sellers of TFI. In connection with the settlement of these indemnification obligations, the aggregate purchase price increased $0.6 million during the three months ended March 31, 2013. The shares remaining in escrow were sold at the direction of the sellers of TFI and the proceeds were distributed in April 2013.

The acquisition of TFI has been accounted for as a business combination under the acquisition method of accounting. The allocation of the aggregate purchase price, which was revised in the three months ended March 31, 2013 to reflect the final valuations, is summarized as follows (in 000s):

Accounts receivable	$13,808
Inventory	3,456
Other assets	1,431
Customer relationships	93,200
Vendor relationships	16,300
Other intangibles	1,400
Property, plant and equipment	23,685
Goodwill	145,031
Accounts payable and accrued expenses	(13,045)
Deferred income tax liabilities, net	(39,261)

Total	$246,005

The goodwill recognized is attributable to TFI’s assembled workforce and premium associated with the opportunity to further diversify the Company’s operations and service offerings.

Other Acquisitions

During the year ended December 31, 2012, the Company completed four other acquisitions, including three in Shale Solutions (one in each of the first, second and third quarters of 2012) and one in Industrial Solutions in the second quarter of 2012. The aggregate purchase price of the acquired businesses was approximately $38.9 million consisting of 7,589,164 shares of the Company’s common stock with an estimated fair value of approximately $30.5 million, cash consideration of approximately $2.6 million and approximately $5.8 million of contingent consideration. The results of operations of the four acquisitions were not material to our consolidated results of operations.

In conjunction with an acquisition completed in Shale Solutions in the third quarter of 2012, the Company acquired a 51% interest in Appalachian Water Services, LLC (“AWS”) and has a call option to buy the remaining 49% at a fixed price at a stated future date, and the noncontrolling interest holder has a put option to sell the remaining 49% percent to the Company under those same terms. As such, the fixed price of the call option is equal to the fixed price of the put option. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the option contracts are viewed on a combined basis with the noncontrolling interest and accounted for as the Company’s financing of the purchase of the noncontrolling interest. Accordingly, $9.3 and $9.0 million, representing the present value of the option, was classified as other long-term obligations in the accompanying condensed consolidated balance sheet at March 31, 2013 and December 31, 2012, respectively, with the financing accreted, as interest expense, to the strike price of the option over the period until settlement.

The allocations of the combined aggregate purchase prices at the respective 2012 acquisition dates are summarized as follows (in 000s):

Accounts receivable	$2,653
Equipment	21,546
Customer relationships	10,164
Goodwill	13,960
Other long-term obligations	(8,769)
Other liabilities	(613)

Total	$38,941

Pro forma Financial Information Reflecting the Power Fuels Merger, TFI Acquisition and Other Acquisitions

The following compares the actual results of operations for the three months ended March 31, 2013 to the unaudited pro forma results of operations for the three months ended March 31, 2012, assuming for purposes of the unaudited pro forma results of operations for the three months ended March 31, 2012, that all of the acquisitions or mergers that occurred during the year ended December 31, 2012, were completed on January 1, 2012 (in 000s):

	Three Months Ended March 31,
	(Actual) 2013	(Pro forma) 2012
Revenues	$159,455	$183,962
Net income (loss)	(12,632)	5,957
Net income (loss) per share:
Basic	$(0.05)	$0.03
Diluted	$(0.05)	$0.02

The pro forma results for the three months ended March 31, 2012, include adjustments to reflect additional amortization of intangibles and depreciation of assets associated with the acquired and merged businesses and additional interest expense for debt issued to consummate these transactions. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2012 or of future operations of the Company.

(4)	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the three months ended March 31, 2013 is as follows (in 000s):

Balance at December 31, 2012	$555,091
Additions – acquisition adjustments	8,341

Balance at March 31, 2013	$563,432

During the quarter ended March 31, 2013, the Company recorded adjustments to goodwill primarily related to the finalization of the TFI asset valuations and to a lesser extent, other adjustments including working capital adjustments, the settlement of tax indemnification arrangements and the write-off of certain acquisition-related deferred tax balances.

Intangible Assets

Intangible assets consist of the following (in 000s):

	March 31, 2013				December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)
Customer relationships	$260,759	$(22,789)	$237,970	12.0	$268,859	$(15,370)	$253,489	12.3
Disposal permits	2,788	(557)	2,231	8.1	2,788	(472)	2,316	8.3
Customer contracts	17,352	(3,331)	14,021	13.8	17,352	(3,073)	14,279	14.0
Vendor relationships	16,300	(3,260)	13,040	4.8	16,300	(2,444)	13,856	5.0
Other	1,195	(584)	611	1.9	1,195	(437)	758	2.1

	$298,394	$(30,521)	$267,873	12.0	$306,494	$(21,796)	$284,698	12.1

(a)	Remaining useful life is weighted average, calculated based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $8.7 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

(5)	Fair Value Measurements

Fair value represents an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value are as follows (in 000s):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Liabilities:
Contingent consideration	$10,496	$—	$—	$10,496
Obligation for AWS call/put option	9,273	—	—	9,273

December 31, 2012
Liabilities:
Contingent consideration	$10,831	$—	$—	$10,831
Obligation for AWS call/put option	9,021	—	—	9,021

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as current portion of contingent consideration and long-term contingent consideration in the Company’s condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as other income (expense), net in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. The changes to contingent consideration during the three months ended March 31, 2013 are as follows (in 000s):

Balance at December 31, 2012	$10,831
Additions	—
Accretion	65
Cash payments	(400)

Balance at March 31, 2013	$10,496

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

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by U.S. GAAP, to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets are measured at fair value on a nonrecurring basis as a result of impairment charges. Equity method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

(6)	Debt

Debt consists of the following (in 000s) at March 31, 2013 and December 31, 2012:

	Interest Rate	Maturity Date	March 31, 2013		December 31, 2012
			Unamortized Deferred Financing Costs	Debt	Debt
Revolving Credit Facility(a)	3.46%	Nov. 2017	$7,249	$146,990	$146,990
2018 Notes(b)	9.875%	Apr. 2018	16,113	400,000	400,000
Vehicle financings(c)	3.30%	Various	—	20,907	20,047

Total debt			$23,362	567,897	567,037

Issuance discount(d)				(1,231)	(1,277)
Issuance premium(d)				357	366

Total debt, net				567,023	566,126
Less: current portion				(5,050)	(4,699)

Total long-term debt				$561,973	$561,427

(a)	The interest rate presented represents the interest rate on the $325.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) at March 31, 2013.
(b)	The interest rate presented represents the coupon rate on the Company’s outstanding $400 million aggregate principal amounts of 9.875% Senior Notes due 2012 (the “2018 Notes”), excluding the effect of deferred financing costs and issue discounts and premiums. Including the effect of such items, the effective interest rate on the 2018 Notes is approximately 11.0%.
(c)	Vehicle financings consist of installment notes payable and capital lease arrangements with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2013 and 2017. Installment notes payable and capital lease obligations were $1.9 million and $19.0 million respectively, at March 31, 2013 and were $2.1 million and $17.9 million, respectively, at December 31, 2012.
(d)	The issuance discount represents the unamortized difference between the $250.0 million aggregate principal amount of the 2018 Notes issued in April 2012 and the proceeds received upon issuance (excluding interest and fees). The issuance premium represents the unamortized difference between the proceeds received in connection with the November 2012 issuance of the 2018 Notes (excluding interest and fees) and the $150.0 million aggregate principal amount thereunder.

As of March 31, 2013 the estimated fair value of the Company’s debt was as follows (in 000s):

Revolving Credit Facility	$146,990
2018 Notes	426,400
Capitalized lease obligations	20,907

Total	$594,297

The estimated fair value of the Company’s 2018 Notes is based on quoted market prices. The Company’s Revolving Credit Facility and vehicle financing obligations bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(7)	Income Taxes

The following table shows the components of the income tax expense (benefit) (in 000s):

	Three Months Ended March 31,
	2013	2012
Current income tax expense (benefit)	$(705)	$177
Deferred income tax expense (benefit)	(4,960)	243

Total income tax expense (benefit)	$(5,665)	$420

The effective income tax rate for the three months ended March 31, 2013 was 31.0%, which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes and nondeductible items such as stock based compensation and transaction costs offset by $1.6 million of out-of-period adjustments to deferred taxes associated with certain acquired intangible assets. The effective income tax rate for the three months ended March 31, 2012 was negative 12.2%, which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes and changes in valuation allowance.

(8)	Share-based Compensation

We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Heckmann Corporation 2009 Equity Incentive Plan (the “2009 Plan”). On May 8, 2012, our stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock issuable under the 2009 Plan by 5,000,000 shares to an aggregate total of 10,000,000 shares. The additional shares were registered pursuant to a Registration Statement on Form S-8 (File No. 333-182068) filed with the SEC on June 12, 2012.

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. During the three months ended March 31, 2013 and 2012 the Company granted 137,000 and 20,000 stock options, respectively, pursuant to the 2009 Plan. Stock-based compensation cost is included in general and administrative expense in the accompanying condensed consolidated statements of operations and totaled approximately $384,000 and $394,000 for the three months ended March 31, 2013 and 2012, respectively.

Restricted Stock

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the three months ended March 31, 2013, the Company granted 10,000 shares of restricted stock. No grants of restricted stock were made during the three months ended March 31, 2012. During the three months ended March 31, 2013 the Company released 51,666 shares of stock to certain employees upon the lapse of restrictions. Stock-based compensation expense for grants of restricted stock was $406,000 and $322,000 for the three months ended March 31, 2013 and 2012, respectively, which amounts are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

(9)	Commitments and Contingencies

Environmental Liabilities

The Company is subject to the environmental protection laws and regulatory framework of the United States and the individual states where it operates water gathering pipelines and salt water disposal wells. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and has established reporting and responsibility protocols for environmental protection and reporting to relevant local environmental protection departments. Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The unaudited condensed consolidated balance sheet at March 31, 2013 included accruals totaling $1.7 million for various environmental matters, including the estimated cost to comply with a Louisiana Department of Environmental Quality requirement that the Company test and monitor the soil at certain locations to confirm that prior spills were successfully remediated. The Company believes that there are no unrecorded liabilities in connection with the Company’s compliance with environment laws and regulations.

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

Class Action. On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT) (the “Class Action”). On October 8, 2010, the court-appointed lead plaintiff filed an Amended Class Action Complaint which adds China Water as a defendant. The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On March 31, 2011, the District Court adopted the Magistrate Judge’s report and recommendation to deny the motion to transfer. On May 25, 2012, the court entered a memorandum order adopting the Magistrate Judge’s report and recommendation denying the Company’s motion to dismiss. On June 25, 2012, the court entered a scheduling order setting forth a schedule for, among other things, discovery and dispositive motions, and document discovery commenced. On July 9, 2012, the Company filed its Answer to the Amended Class Action Complaint. On September 19, 2012, the Company filed a Motion for Partial Summary Judgment and a Motion for Proposed Briefing Schedule. The Magistrate Judge denied the Motion for Proposed Briefing Schedule on October 4, 2012 and the Company filed objections to the Magistrate Judge’s ruling. On January 16, 2013, the Court adopted the Magistrate Judge’s ruling and denied the Company’s request for a briefing schedule on its Motion for Partial Summary Judgment. On October 19, 2012, plaintiff filed a motion to certify a class and appoint class representatives and class counsel. On January 18, 2013, the Company filed its opposition and a motion to exclude the declaration of plaintiff’s class certification expert. On February 19, 2013, plaintiff filed a reply brief. A hearing on plaintiff’s motion to certify a class and appoint class representatives and class counsel has not been scheduled. The Company intends to vigorously defend this case. The Company has not recorded any liabilities for the Class Action matter other than with respect to certain costs of counsel on the basis that any such liabilities are currently neither probable nor estimable.

Derivative Action. On November 18, 2010, Melissa Hess filed a stockholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside captioned Hess v. Heckmann,et al. (Case No. INC10010407) (the “Derivative Action”). The Derivative Action alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action. On August 24, 2011, the Company’s board of directors formed a special litigation committee and delegated to the special litigation committee the Board’s full power and authority to investigate the Derivative Action to determine whether it is in the best interests of the Company to allow the Derivative Action to proceed on behalf of the Company. On September 2, 2011, the Company filed a motion to stay the Derivative Action pending completion of the special litigation committee’s investigation and determination. On September 26, 2011, the Court held a hearing on the Company’s motion to stay. On October 3, 2011, the court issued an order denying the Company’s motion to stay without prejudice and a separate order requiring Defendants to respond to plaintiff’s request for production of documents within thirty days. On October 28, 2011, the special litigation committee filed a motion to stay the Derivative Action pending completion of its investigation and determination. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, plaintiff and defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. On September 14, 2012, the company filed a Motion to Dismiss or, in the alternative, a Motion for Summary Judgment (“Motion to Terminate”) based on the special litigation committee’s determination that it was not in the best interests of the Company and its current shareholders to pursue the claims pled in the derivative complaint and the special litigation committee’s decision to move to terminate the Derivative Action. During the pendency of the Motion to Terminate, the parties began settlement discussions and a stipulation of settlement was signed on April 1, 2013. The stipulation of settlement requires preliminary and final approval by the Superior Court of California. On April 24, 2013, the Superior Court granted preliminary approval of the settlement and a hearing on final approval is set for June 24, 2013. Under the stipulation of settlement the Company agreed to make certain corporate governance changes, pay the plaintiff’s attorneys $300,000, which will be paid by the Company’s insurance carriers and issue 558,660 shares of the Company’s common stock to the plaintiff’s attorneys. Subject to Court approval and confirmation, the proposed corporate governance changes include formally appointing a lead independent director, adopting a clawback policy to evaluate the recoupment of bonuses or incentive compensation in certain instances, implementing stock ownership guidelines for executives and directors and amending its insider trading policies. In connection with the preliminary settlement, the Company recognized a charge of $2.4 million at March 31, 2013, which represents the product of the Company’s closing share price on March 29, 2013 of $4.29 per share and the 558,660 shares offered. The charge is classified as a component of general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2013 and the offsetting liability is classified as a component of accrued expenses in the Company’s condensed consolidated balance sheet at March 31, 2013. The liability associated with the derivative lawsuit will be adjusted each reporting period going forward for changes in the market price of the Company’s common stock until final approval of the preliminary settlement is granted by the Superior Court of California. The Company’s position is that all or a portion of the $2.4 million settlement accrual is reimbursable by the Company’s insurers; however, the Company has not recorded a receivable as of March 31, 2013 due to the existence of certain contingencies surrounding the collectibility of the amount that have not yet been resolved.

Contingent Consideration for Acquisitions

Appalachian Water Services, LLC Acquisition — The seller of the membership interests in AWS is entitled to receive additional consideration equal to $1.5 million, payable entirely in shares of the Company’s common stock, in the event that EBITDA, as defined in the membership interest purchase agreement for any consecutive twelve months from September 1, 2012 to and ending on August 31, 2014, is equal to or greater $4.0 million.

All Phase Acquisition — The Company was required to make additional payments to the former shareholders of JB Transportation Services, Inc. (“All Phase”), which the Company acquired on June 15, 2012, based upon the achievement of certain volume targets over the remainder of 2012. The Company settled this obligation during the first quarter 2013 in exchange for a $0.4 million payment to the former shareholders.

Keystone Vacuum, Inc. Acquisition — In addition to the initial purchase price, the Company may make additional payments to the sellers of Keystone Vacuum, Inc. and related entities (Collectively, “Keystone”), which the Company acquired on February 3, 2012, for each of fiscal years ended December 31, 2012 through 2015, in which Keystone’s adjusted EBITDA (as defined in and calculated in accordance with the asset purchase agreement related to the Keystone acquisition) related to the construction portion of the acquired businesses is greater than applicable adjusted EBITDA targets. Any additional amount payable would be payable in shares of the Company’s common stock. Any such additional payments are capped at an aggregate value of $7.5 million.

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

The carrying values of the Company’s above described contingent consideration obligations were $10.5 million and $10.8 million at March 31, 2013 and December 31, 2012, respectively.

(10)	Segments

Since the TFI acquisition on April 10, 2012, the Company has had two reportable segments: (a) Shale Solutions (which includes Power Fuels and which was previously referred to as Fluids Management); and (b) Industrial Solutions (which includes TFI and which was previously referred to as Recycling). The Company’s reportable segments at March 31, 2013 represent those used by the Company’s chief operating decision maker to evaluate performance and allocate resources and are consistent with its reportable segments at December 31, 2012. Refer to Note 1 for information on the types of services from which each segment derives its revenues. The condensed consolidated financial information and the Industrial Solutions segment financial information include the results of operations for TFI from April 10, 2012. As, prior to the TFI acquisition, the Company had only one reportable segment (what is now referred to as Shale Solutions), no historical comparative information is provided for Industrial Solutions as of and for the three months March 31, 2012. The Company evaluates business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments.

The financial information for the Company’s reportable segments is as follows:

	Industrial Solutions	Shale Solutions	Corporate	Total
	(in millions)
Three months ended March 31, 2013
Revenue	$28.8	$130.6	$—	$159.4
Depreciation and amortization of intangible assets	3.4	27.8	0.2	31.4
Income (loss) before income taxes	(0.4)	2.4	(20.3)	(18.3)
Additions to fixed assets	0.9	16.6	0.0	17.5
Goodwill	146.5	416.9	—	563.4
Total assets (a)	294.1	1,294.0	49.2	1,637.3

Three months ended March 31, 2012
Revenue	$—	$54.9	$—	$54.9
Depreciation and amortization of intangible assets	—	9.2	—	9.2
Income (loss) before income taxes	—	0.5	(3.9)	(3.4)
Additions to fixed assets	—	24.8	—	24.8
Goodwill	—	90.7	—	90.7
Total assets (a)	—	485.8	143.5	629.3

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

Revenues from one customer of the Industrial Solutions segment represented approximately 51% of the segment’s total revenue for the three months ended March 31, 2013.

Revenues from four customers of the Shale Solutions segment each exceeded 10% of the segment’s total revenue and collectively represented approximately 48% of the segment’s total revenue for the three months ended March 31, 2013.

(11)	Subsidiary Guarantors

The obligations of Heckmann Corporation under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of the Company’s subsidiaries. The following tables present condensed consolidating financial information for Heckmann Corporation (the “Parent Issuer”), certain 100% wholly-owned subsidiaries (the “Wholly-Owned Subsidiary Guarantors”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non Wholly-Owned Subsidiary Guarantor), as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and condensed consolidating financial information for the Parent Issuer and the Wholly-Owned Subsidiary Guarantors for the three months ended March 31, 2012.

Heckmann Corporation and Subsidiaries

Condensed Consolidating Balance Sheet

As of March 31, 2013

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$2,118	$14,801	$1,257	$—	$18,176
Restricted Cash	—	4,699	—	—	4,699
Accounts Receivable – net	—	124,180	404	—	124,584
Other current assets	472,176	44,278	28	(488,165)	28,317

Total current assets	474,294	187,958	1,689	(488,165)	175,776

Property, plant and equipment, net	55	588,297	9,176	—	597,528
Equity Investments	931,153	8,237	—	(931,153)	8,237
Intangible assets, net	—	266,461	1,412	—	267,873
Goodwill	—	552,988	10,444	—	563,432
Other	23,362	1,097	—	—	24,459

TOTAL ASSETS	$1,428,864	$1,605,038	$22,721	$(1,419,318)	$1,637,305

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$876	$29,312	$110	$—	$30,298
Accrued Expenses	45,981	503,011	94	(488,165)	60,921
Current portion of contigent consideration	—	97	1,500	—	1,597
Current portion of long-term debt	—	5,050	—	—	5,050

Total current liabilities	46,857	537,470	1,704	(488,165)	97,866

Deferred income taxes	—	121,483	—	—	121,483
Long-term debt, less current portion	546,116	15,857	—	—	561,973
Long-term contingent consideration	—	8,899	—	—	8,899
Other long-term liabilities	—	1,920	9,273	—	11,193
Total shareholders equity	835,891	919,409	11,744	(931,153)	835,891

TOTAL LIABILITIES AND EQUITY	$1,428,864	$1,605,038	$22,721	$(1,419,318)	$1,637,305

Heckmann Corporation and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2012

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$5,819	$9,536	$856	$—	$16,211
Restricted Cash	—	3,536	—	—	3,536
Accounts Receivable – net	—	116,768	760	—	117,528
Other current assets	439,842	42,785	2	(454,013)	28,616

Total current assets	445,661	172,625	1,618	(454,013)	165,891

Property, plant and equipment, net	44	595,293	9,533	—	604,870
Equity Investments	957,976	8,279	—	(957,976)	8,279
Intangible assets, net	—	283,248	1,450	—	284,698
Goodwill	—	544,647	10,444	—	555,091
Other	24,408	1,102	—	—	25,510

TOTAL ASSETS	$1,428,089	$1,605,194	$23,045	$(1,411,989)	$1,644,339

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$757	$28,566	$215	$—	$29,538
Accrued Expenses	33,492	470,724	62	(454,013)	50,265
Current portion of contigent consideration	—	1,968	—	—	1,968
Current portion of long-term debt	—	4,699	—	—	4,699

Total current liabilities	34,249	505,957	277	(454,013)	86,470

Deferred income taxes	—	128,992	—	—	128,992
Long-term debt, less current portion	546,079	15,348	—	—	561,427
Long-term contingent consideration	—	7,363	1,500	—	8,863
Other long-term liabilities	—	1,805	9,021	—	10,826
Total shareholders equity	847,761	945,729	12,247	(957,976)	847,761

TOTAL LIABILITIES AND EQUITY	$1,428,089	$1,605,194	$23,045	$(1,411,989)	$1,644,339

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2013

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated

Revenue	$—	$158,937	$518	$—	$159,455
Cost of goods sold	—	(137,177)	(725)	—	(137,902)

Gross profit	—	21,760	(207)	—	21,553
Selling, general and administrative expenses	6,455	18,902	43	—	25,400

Income (loss) from operations	(6,455)	2,858	(250)	—	(3,847)
Interest expense, net	(12,900)	(263)	(252)	—	(13,415)
Loss from equity investment	2,045	(42)	—	(2,045)	(42)
Other expense, net	(983)	(10)	—	—	(993)

Loss from continuing operations before income taxes before income taxes	(18,293)	2,543	(502)	(2,045)	(18,297)
Income tax benefit	5,661	4	—	—	5,665

Net loss (income) attributable to common stockholders	$(12,632)	$2,547	$(502)	$(2,045)	$(12,632)

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	Eliminations	Consolidated

Revenue	$—	$54,959	$—	$54,959
Cost of goods sold	—	(47,973)	—	(47,973)

Gross profit	—	6,986	—	6,986
Selling, general and administrative expenses	1,936	6,318	—	8,254

Loss from operations	(1,936)	668	—	(1,268)
Interest expense, net	(1,992)	(154)	—	(2,146)
Income from equity investment	466		(466)	—
Other Income (loss)	(30)	1	—	(29)

Loss from continuing operations before income taxes before income taxes	(3,492)	515	(466)	(3,443)
Income tax benefit (expense)	(371)	(49)	—	(420)

Net loss (income) attributable to common stockholders	$(3,863)	$466	$(466)	$(3,863)

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated

Operating activities
Net (loss) income	$(12,632)	$2,547	$(502)	$(2,045)	$(12,632)
Depreciation and amortization	195	30,858	394	—	31,447
Other adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(2,897)	640	252	—	(2,005)
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	11,833	(12,386)	257	2,045	1,749

Net cash (used in) provided by operating activities	(3,501)	21,659	401	—	18,559
Investing activities
Cash paid for acquisitions, net of cash acquired	—	(38)	—	—	(38)
Purchase of property, plant and equipment	(16)	(14,798)	—	—	(14,814)
Proceeds from the sale of property and equipment	—	79	—	—	79

Net cash used in investing activities	(16)	(14,757)	—	—	(14,773)
Financing activities
Proceeds from revolving credit facility	—	—	—	—	—
Payments on notes payable and capital leases	—	(1,229)	—	—	(1,229)
Other	(184)	(408)	—	—	(592)

Net cash provided by (used in) financing activities from	(184)	(1,637)	—	—	(1,821)
Net (decrease) increase in cash	(3,701)	5,265	401	—	1,965
Cash and cash equivalents – beginning of period	5,819	9,536	856	—	16,211

Cash and cash equivalents – end of period	$2,118	$14,801	$1,257	$—	$18,176

Heckmann Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(dollars in thousands)	Heckmann Corp. (Parent)	Subsidiary Guarantors	Eliminations	Consolidated

Operating activities
Net (loss) income	$(3,863)	$466	$(466)	$(3,863)
Depreciation and amortization	1	9,246	—	9,247
Other adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	1,167	371	—	1,538
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	(21,744)	8,372	466	(12,906)

Net cash (used in) provided by operating activities from continuing operations	(24,439)	18,455	—	(5,984)
Investing activities
Cash paid for acquisitions, net of cash acquired	(406)	—	—	(406)
Purchase of property, plant and equipment	—	(17,472)	—	(17,472)
Proceeds from available for sale securities	—	—	—	—
Proceeds from the sale of property and equipment	—	1,823	—	1,823
Other	—	—	—	—

Net cash used in investing activities from continuing operations	(406)	(15,649)	—	(16,055)
Financing activities
Proceeds from equity offering	76,048	—	—	76,048
Payments on long-term debt	(3,124)	—	—	(3,124)
Payments on notes payable and capital leases	—	(1,198)	—	(1,198)

Net cash provided by (used in) financing activities from continuing operations	72,924	(1,198)	—	71,726
Net (decrease) increase in cash	48,079	1,608	—	49,687
Cash and cash equivalents – beginning of period	79,528	666	—	80,194

Cash and cash equivalents – end of period	$127,607	$2,274	$—	$129,881

(12)	Subsequent Event

On April 15, 2013, the Company acquired the assets and assembled workforce of a business that provides transportation services in the South Marcellus Shale area. The acquisition includes a fleet of trucks and the assembled workforce consists of customer-qualified and experienced commercial drivers. Total consideration was $1.7 million including 328,196 shares of common stock valued at $1.3 million and cash of $0.4 million. The shares of common stock issued as consideration were taken from an acquisition shelf that was registered with the SEC on Form S-4.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes. See “Forward Looking Statements” on page 3 of this Quarterly Report on Form 10-Q and “Risk Factors” included in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.

Company Overview and Recent Developments

We are one of the largest companies in the United States dedicated to providing comprehensive and full-cycle environmental solutions to our customers in energy and industrial end-markets. We focus on the delivery, collection, treatment, recycling, and disposal of restricted solids, water, waste water, used motor oil, spent antifreeze, waste fluids and hydrocarbons. We aim strategically to expand our business geographically and to enhance our suite of environmentally compliant and sustainable solutions in order to continue to serve our customers, who demand strict environmental compliance and accountability from their solutions providers.

We operate through two business segments: Shale Solutions (which we formerly referred to as Fluids Management) and Industrial Solutions (which we formerly referred to as Recycling).

Shale Solutions provides comprehensive environmental solutions for “unconventional” oil and gas exploration and production, including the delivery, collection, treatment, recycle, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. Our strategy is to provide an integrated and efficient complete environmental solution to our customers through a full suite of services which we have built and will continue to build through organic growth and acquisitions.

We currently operate in select shale areas in the United States including the Marcellus/Utica, Eagle Ford, Bakken, Haynesville, Barnett, Permian, Mississippian Lime and Tuscaloosa Marine Shale areas. We serve customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling or “hydrofracturing” operations. We also transport fresh water for production and provide services for site preparation, water pit excavations and remediation. We provide these services utilizing our scaled infrastructure and asset base, which currently includes 46 owned or leased operating salt water disposal or underground injection wells, approximately 1,100 trucks, 4,000 frac tanks, 1,900 upright and other tanks, 50 miles of freshwater delivery pipeline and 50 miles of produced water collection pipeline operating in key unconventional resource basins. Complex water flows, in the forms of flowback and produced water, represent the largest waste stream from these unconventional methods of hydrocarbon exploration and production. Flowback water volumes represent approximately 15%–20% of the millions of gallons of water used during fracking that is returned to the surface generally within the first two to three weeks after hydrofracturing has commenced and the well starts producing. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. We provide, and continue to develop, total water service solutions for the effective and efficient delivery, treatment and disposal of fresh water, flowback and produced water flows resulting from increased exploration in these unconventional oil and gas fields.

Industrial Solutions provides environmental and waste recycling solutions to our customers through collection and recycling services for waste products, including UMO, which we process and sell as RFO, oily water, spent antifreeze, used oil filters and parts washers, and provision of complementary environmental services for a diverse commercial and industrial customer base. Industrial Solutions operates a highly scalable network infrastructure of 34 processing facilities, approximately 385 tanker trucks, vacuum trucks and trailers and over 200 railcars. With a geographic presence in 19 states in the Western U.S. stretching from Washington to Texas, Industrial Solutions provides its services to a diverse range of more than 20,000 commercial and industrial customer locations.

Trends Affecting Our Operating Results

Our results are driven by demand for our services, which are in turn affected in Shale Solutions by production trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental product being managed) and active wells (which impacts the amount of produced water being managed). Activity in the oil and gas drilling industry is also affected by market prices for those commodities, with persistent low natural gas prices and generally high oil prices driving reduced drilling and production in “dry” shale areas such as the Barnett, Haynesville and Marcellus where natural gas is the predominant natural resource, and the relocation of assets and increased activity in the liquids-rich or “wet” shale areas, such as the Utica, Eagle Ford, Mississippian Lime and Bakken, where oil is the predominant natural resource. In addition, the low natural gas prices have caused many natural gas producers to announce reductions in capital budgets for future periods. These cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas and accordingly reduced demand for our services in these areas. In Industrial Solutions, demand for our services is primarily driven by oil and gas prices. While increases in oil and gas prices increase the cost to us of UMO, they generally also cause increases in the price of, and demand for, RFO, as a lower cost, higher British Thermal Units (“BTU”) alternative to diesel fuel and, to re-refiners, as a critical feedstock for the production of base lubricants. Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have been building through acquisitions and capital expenditures over the last several years, (ii) transportation costs, which are affected by fuel costs , (iii) utilization rates for our equipment, which are also affected by the level of drilling and production activities, and our ability to relocate our equipment to areas in which oil and gas production activities are growing, (iv) labor costs, which have been generally increasing through the periods discussed due to tight labor market conditions and increased government regulation, including the Affordable Care Act, (v) depreciation and amortization, which have been increasing as we have expanded our asset base, (vi) business mix between our Shale Solutions services and our Industrial Solutions services, (vii) developments in governmental regulations, (viii) seasonality and weather events and (ix) our health, safety and environmental performance record.

Our operating results are also affected by our merger and acquisition activities, and the expenses we incur in connection with those activities, which can limit comparability of our results from period to period. We completed six acquisitions during 2012 and one acquisition in April 2013. We may complete other acquisitions during 2013 and beyond that will substantially change our future operating results from our historical operating results. The TFI acquisition, completed on April 10, 2012, and the Power Fuels Merger, completed November 30, 2012, are our largest transactions to date.

The following table sets forth our revenues from predominately oil and gas shale areas, total revenue for Shale Solutions, revenue for Industrial Solutions, total revenue, loss before income taxes, net loss attributable to common stockholders and EBITDA (defined below) for the three months ended March 31, 2013 and 2012 (in 000s):

	Three Months Ended March 31,
	2013	2012
Revenues – from predominately oil shale areas(a)	$92,811	$12,685
Revenues – from predominately gas shale areas(b)	37,836	42,274

Total revenues – Shale Solutions	130,647	54,959
Revenues – Industrial Solutions	28,808	—

Total revenue	159,455	54,959
Loss before income taxes	(18,297)	(3,443)
Net loss attributable to common stockholders	(12,632)	(3,863)
EBITDA (c)	26,565	7,950

(a)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominately oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Tuscaloosa Marine, Mississippian Lime and Permian Shale basins.
(b)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominately gas-rich areas consisting of the Marcellus, Haynesville and Barnett Shale basins.
(c)	Defined as consolidated net income or loss before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under U.S. GAAP. See the reconciliation between net loss and EBITDA under EBITDA below.

The accompanying Consolidated Financial Statements have been prepared by management in accordance with the instructions to Form 10-Q and the rules and regulations of the SEC. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2012 Annual Report on Form 10-K.

For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” above and also “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of our 2012 Annual Report on Form 10-K.

Results of Operations

Revenues:

Our consolidated revenues are generated from three primary sources: (1) environmental solutions provided to oil and gas companies operating in unconventional resource areas, (2) equipment rental activities and (3) the sale of reprocessed fluids. Additional information about these revenue sources is as follows:

•

Environmental solutions revenue consists of fees charged to customers for the sale and transportation of fresh water and salt water by trucks or through temporary or permanent water transport pipelines owned by us to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells and is attributable to Shale Solutions;

•

Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup and is attributable to Shale Solutions; and

•	Revenue from reprocessed fluids includes the sale of used motor oil and antifreeze after it is refined by one of our processing facilities and is attributable to Industrial Solutions.

Cost of sales:

Cost of sales consists primarily of the following:

•	Wages and benefits for employees performing operational activities;

•	Fuel expense associated with transportation and logistics activities;

•	Costs to repair and maintain transportation and rental equipment and saltwater disposal wells;

•	Depreciation of operating assets included in property, plant and equipment; and

•	Costs to acquire UMO.

General and Administrative Expenses:

General and administrative expenses consist primarily of the following:

•	Wages and benefits for employees performing administrative overhead roles;

•	Professional fees;

•	Provision for doubtful accounts;

•	Transaction and integration costs associated with business acquisitions; and

•	Certain insurance costs;

•	Other costs, including provision for settlement of litigation.

Amortization of intangible assets represents the allocation of costs for other identifiable intangible assets originating from business acquisitions to future periods based on the assets’ useful lives and/or their projected future cash flows. Intangible assets include customer relationships, customer contracts, disposal permits, vendor relationships and other.

Interest expense includes interest incurred on the outstanding balance of our Revolving Credit Facility including fees on the unutilized portion thereof, interest incurred on our 2018 Notes as well as other indebtedness, offset by interest earned on short-term investments.

Other income (expense), includes gains and losses from changes to contingent consideration estimates incurred in connection with business combinations and losses attributable to declines in the value of escrowed assets associated with the indemnification arrangements pursuant to business.

Loss from equity investment represents the Company’s portion of losses from its 50% interest in a nonconsolidated venture to deliver fresh water to oil exploration and production companies in the Bakken Shale area.

For trends affecting our business and the markets in which we operate see “Factors Affecting Our Results of Operations” above and also “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of our 2012 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Three Months Ended March 31,		Percent of Revenue Three Months Ended March 31,		Increase (Decrease) 2013 versus 2012
	2013	2012	2013	2012
Non-rental revenue	$138,132	$53,013	86.6%	96.5%	$85,119	160.6%
Rental revenue	21,323	1,946	13.4	3.5	19,377	995.7

Total revenue	159,455	54,959	100.0	100.0	104,496	190.1
Cost of sales	(137,902)	(47,973)	(86.5)	(87.3)	89,929	187.4

Gross profit	21,553	6,986	13.5	12.7	14,567	208.5

Operating expenses:
General and administrative expenses	16,675	6,992	10.5	12.7	9,683	138.5
Amortization of intangible assets	8,725	1,262	5.5	2.3	7,463	591.4

Total operating expenses	25,400	8,254	15.9	15.0	17,146	207.7

Loss from operations	(3,847)	(1,268)	(2.4)	(2.3)	2,579	203.4
Interest expense, net	(13,415)	(2,146)	(8.4)	(3.9)	11,269	525.1
Loss from equity investment	(42)	—	(0.0)	—	42	n/a
Other expense, net	(993)	(29)	(0.6)	(0.0)	964	n/a

Loss before income taxes	(18,297)	(3,443)	(11.4)	(6.2)	14,854	431.4
Income tax benefit (expense)	5,665	(420)	3.5	(0.8)	6,085	n/a

Loss attributable to common stockholders	$(12,632)	$(3,863)	(7.9)%	(7.0)%	$8,769	227.0

Non-Rental Revenue

Non-rental revenue for the three months ended March 31, 2013 was $138.1 million, up $85.1 million from $53.0 million for the same period in 2012. The increase was driven primarily by the TFI acquisition and the Power Fuels Merger, which were consummated on April 10, 2012 and November 30, 2012, respectively. The TFI acquisition (including the results of All Phase, which was acquired on May 31, 2012) and the Power Fuels Merger accounted for approximately $28.8 million and $55.0 million of the quarter-over-quarter increase in non-rental revenues, respectively.

Rental Revenue

Rental revenue for the three months ended March 31, 2013 was $21.3 million, up $19.4 million from the prior year period. The increase was attributable primarily to the Power Fuels Merger, which contributed $18.2 million of the total quarter over quarter increase.

Segment Revenue

In the Shale Solutions segment, revenue for the three-month period ended March 31, 2013, increased by $75.7 million, or 137.9%, to $130.6 million. Shale Solutions revenues were adversely impacted by inclement weather in the 2013 three-month period. The increase was attributable to revenue from Power Fuels following the November 30, 2012, consummation of the Power Fuels Merger, as well as organic growth in other predominately oil-related shale basins, notably the Eagle Ford and Mississippian Lime. Revenue from predominately gas shale basins declined year-over-year, with the reduction in revenue from the Haynesville basin exceeding gains in the Marcellus shale basin. Revenue in the Industrial Solutions segment, created upon the April 2012 acquisition of TFI, was $28.8 million for the quarter ended March 31, 2013.

Cost of Sales and Gross Profit

Cost of sales was $137.9 million in the three months ended March 31, 2013, up $89.9 million from $48.0 million in the three months ended March 31, 2012. Consistent with the increase in revenue, the increase in cost of sales was primarily attributable to the TFI acquisition and the Power Fuels Merger in 2012, which accounted for approximately $24.3 million and $58.5 million of the quarter over quarter increase, respectively. The increased cost of sales included higher depreciation expense of $18.8, which included the effects of operating assets acquired in the TFI acquisition and Power Fuels Merger as well as 2012 capital expenditures and assets acquired in other business combinations.

Gross profit for the 2013 three-month period increased to $21.5 million from $7.0 million in the year-ago period, reflecting the aforementioned impact of the Power Fuels Merger and TFI acquisition. The gross profit margin in the 2013 period improved by 80 basis points over the comparable 2012 period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $16.7 million, up $9.7 million from $7.0 million for the comparable 2012 period.

The increase was attributable in part to acquisition activities. The TFI Acquisition (together with the results of All Phase, which was acquired on May 31, 2012) and the Power Fuels Merger accounted for approximately $2.2 million and $3.1 million of the quarter-over-quarter increase in general and administrative expense, respectively.

Additionally, general and administrative expenses include a $2.4 million charge for the preliminary settlement of the shareholder derivative action and lawsuit (Note 9). Under the terms of a stipulation of settlement, the Company agreed to (i) cause the Company’s insurance carrier to pay the plaintiffs’ attorneys $300,000 in cash, (ii) issue 558,660 shares of its common stock to plaintiff’s attorneys as further reimbursement of their fees and expenses, and (iii) make certain corporate governance changes. The $2.4 million charge was based on the closing price of the Company’s common stock as of March 29, 2013 and the corresponding liability (included as a component of accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2013) will be adjusted each reporting period going forward for changes in the market price of the Company’s common stock until final approval of the preliminary settlement is granted by the Superior Court of California (currently scheduled to occur on June 24, 2013). As discussed in Note 9, the Company has not recorded a receivable for any reimbursement of the settlement by its insurance carrier.

The remainder of the increase in general and administrative expenses for the quarter-over-quarter period is largely the result of increased salaries and benefit costs associated with headcount increases.

Amortization of Intangible Assets

Amortization of intangible assets was $8.7 million and $1.3 million for the quarters ended March 31, 2013 and 2012, respectively. The increase is due to the large increase in intangible assets acquired in connection with the six acquisitions, including the Power Fuels Merger and TFI acquisition, that were completed during 2012. The largest components of newly acquired intangible assets were customer relationship intangible assets valued at approximately $248.4 million of which $6.8 million was amortized to expense during the first quarter of 2013.

Loss from Operations

Loss from operations was $3.8 million for the three months ended March 31, 2013, compared to $1.3 million for the same period in 2012 primarily due to increased operating expenses partially offset by an increase in gross profit.

Interest Expense, net

Interest expense during the three months ended March 31, 2013 was $13.4 million as compared to $2.1 million for the three months ended March 31, 2012. The increase in interest expense during the 2013 period was primarily due to $9.8 million of interest on the $250.0 million and $150.0 million tranches of the 2018 Notes issued in April 2012 and November 2012, respectively, the proceeds of which were used to partially finance, respectively, the TFI acquisition and Power Fuels Merger. In addition, we amortized $1.2 million of deferred financing costs to interest expense in the first quarter of 2013 as compared with $0.2 million of deferred financing cost amortization in the first quarter of 2012. The increase was due to approximately $25.0 million of costs incurred and capitalized in connection with the issuance of the 2018 Notes and the amendment to the Revolving Credit Facility that we entered into concurrently with the Power Fuels Merger.

Other Expense, net

Other expense, net was $1.0 million in the first quarter of 2013 and primarily reflects an approximate $1.0 million loss incurred in connection with a decline in the value of certain shares placed in escrow upon the closing of the TFI acquisition. Pursuant to the terms and conditions of the stock purchase agreement related to the TFI acquisition, the Company was required to indemnify the sellers for a decline in the value of escrowed shares after the one-year anniversary of the TFI acquisition and upon liquidation of the escrowed shares.

Loss before Income Taxes

Loss before income taxes amounted to $18.3 million for the three months ended March 31, 2013, compared to $3.4 million for the corresponding period of 2012, due to the items previously described. On a segment basis, the pre-tax loss in Shale Solutions improved to $2.4 million in the 2013 period from $0.5 million in the year-ago period, reflecting the addition of the Power Fuels business. Loss before income taxes in the Industrial Solutions segment was $0.4 million in the 2013 first quarter (the Company operated in only reportable segment in the first quarter of 2012) and includes $3.4 million of depreciation and amortization charges. Gross profit in Industrial Solutions for the three months ended March 31, 2013 was $4.5 million on revenues of $28.8 million. During the 2013 three month-period, the loss sustained in the Corporate segment was $20.3 million, up from $3.9 million in 2012. The primary factors impacting the Corporate segment pre-tax loss are $9.9 million of additional interest expense associated with the 2018 Notes, a $2.5 million charge associated with the derivative settlement discussed above, $0.6 million of integration related costs and higher salaries and benefit costs attributable to headcount increases.

Income Taxes

Our income tax benefit for the three months ended March 31, 2013 was $5.7 million, resulting in an effective tax rate of 31.0%. This rate differs from the federal statutory rate of 35.0%, primarily due to the tax impact of state taxes and nondeductible items such as stock based compensation and transaction costs offset by $1.5 million of out-of-period adjustments to deferred taxes associated with certain intangible assets.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our primary source of capital is from cash generated by our operations with additional sources of capital from borrowings available under our Revolving Credit Facility as well as the debt and equity capital markets. Our historical acquisition activity has been, and any future acquisition activity is expected to be, highly capital intensive, with significant investments required in order to expand our presence in the major United States shale basins, access new shale basins and expand the breadth and scope of the services we provide. The following table summarizes our sources and uses of cash for the three months ended March 31, 2013 and 2012 (in 000s):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$18,559	$(5,984)
Net cash used in investing activities	(14,773)	(16,055)
Net cash (used in) provided by financing activities	(1,821)	71,726

Net increase in cash and cash equivalents	$1,965	$49,687

As of March 31, 2013, we had cash and cash equivalents (excluding restricted cash) of $18.2 million, an increase of $2.0 million from December 31, 2012. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our revolving credit facility.

Operating Activities — Net cash provided by operating activities was $18.6 million for the three months ended March 31, 2013 and consisted of the add-back of non-cash items and other adjustments totaling $29.4 million and a $1.8 million increase in net operating liabilities offset by a net loss of $12.6 million. The non-cash items included $31.4 million of depreciation and amortization. The increase in net operating liabilities was due to a $9.8 million increase in accrued interest due primarily to the timing of the interest on the 2018 Notes, which is payable semi-annually on April 15 and November 15.

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2012 and consisted of an $11.8 million increase in accounts receivable due largely to revenue growth and slower collections combined with a net loss of $3.9 million. These were offset by $9.2 million of depreciation and amortization of intangible assets, plus other non-cash items totaling $1.5 million.

Investing Activities — Net cash used in investing activities was $14.8 million for the three months ended March 31, 2013 and consisted primarily of $14.8 million of capital expenditures including $9.8 million of upgrades to our produced water pipeline in the Haynesville Shale area.

Net cash used in investing activities was $16.1 million for the three months ended March 31, 2012 and included $17.5 million of capital expenditures and $0.4 million in acquisition payments, partially offset by $1.8 million of proceeds from the sale of property and equipment.

Financing Activities — Net cash used in financing activities was $1.8 million for the three months ended March 31, 2013 and consisted primarily of $1.2 million of payments under capital leases and term loans and a $0.4 million contingent consideration.

Net cash provided by financing activities was $71.7 million for the three months ended March 31, 2012 and consisted of $76.0 million of net proceeds received from the sale of 18.2 million shares of our common stock in a public offering at $4.40 per share offset by $3.1 million in payments on a term loan, which was repaid during the second quarter of 2012 using a portion of the proceeds received from the sale of common stock described above.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2013, excluding acquisitions, totaled $14.8 million, and included $9.8 million of capital outlays for upgrades to the Company’s produced water pipeline in the Haynesville Shale area. A significant portion of our transportation fleet additions are financed through capital leases, which are not included in the capital expenditures noted above. Transportation assets purchased under capital lease obligations totaled approximately $2.3 million and $11.6 million in the three months ended March 31, 2013 and 2012, respectively. Excluding costs associated with the produced water pipeline, capital expenditures decreased approximately $12.5 million in the first quarter of 2013 compared to the first quarter of 2012. This decrease was due in part to our focus on improving the utilization of existing assets and optimizing resource allocations in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for the remainder of 2013, as well as any acquisitions we choose to pursue, will likely be financed through a combination of cash on hand, cash flow from operations, borrowings under our revolving credit facility and capital leases, and, in the case of acquisitions, issuances of equity. We may also issue additional debt securities.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations, and capital expenditures including acquisitions. As of March 31, 2013, we had $567.9 million of indebtedness outstanding, consisting of $147.0 million under the Revolving Credit Facility, $400.0 million of 2018 Notes and $20.9 million of vehicle financings, including capital leases. The 2018 Notes, which were issued in separate tranches, are presented net of unamortized issuance discounts and premiums of $1.2 million and $0.3 million, respectively, in our condensed consolidated balance sheet at March 31, 2013.

Availability under the Revolving Credit Facility is equal to $325.0 million of aggregate commitments less the sum of outstanding revolving advances and outstanding letters of credit including both drawn and undrawn amounts. Availability for future borrowings as of March 31, 2013 was $174.5 million, which is net of $147.0 million of outstanding borrowings under our Revolving Credit Facility and $3.5 million of outstanding letters of credit. Substantially all of our assets are subject to liens under our Revolving Credit Facility. As of May 3, 2013 the outstanding balance on the Revolving Credit Facility was $160.0 million.

The Revolving Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to incur additional indebtedness; incur liens (other than liens securing capital leases and purchase money debt); make further negative pledges; make loans, advances and other investments, including acquisitions (provided that acquisitions shall be permitted to the extent that the target is in the water or environmental services industry, that the representations and warranties are true and correct in all material respects as of the acquisition date and certain pro forma ratios are met); declare dividends, distributions and issuances of equity interest or repayment of the same; make fundamental changes; make prepayments, redemptions and purchases of subordinated and certain other debt; engage in transactions with affiliates; pay dividends and make other payments affecting subsidiaries; make changes in lines of business, fiscal year and accounting practices; make material amendments to our organization documents; engage in sales-leaseback transactions; engage in hedging transactions; make capital expenditures and incur operating lease obligations. The indentures governing the 2018 Notes also contain restrictive covenants that, among other things, limit our ability to transfer or sell assets; pay dividends or make certain distributions, buy subordinated indebtedness or securities, make certain investments or make other restricted payments; incur or guarantee additional indebtedness or issue preferred stock; create or incur liens securing indebtedness; incur dividend or other payment restrictions affecting restricted subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; engage in business other than a business that is the same or similar, reasonably related, complementary or incidental to our current business and/or that of our restricted subsidiaries; and make certain acquisitions or investments.

Outlook

We believe that cash generated from operations, together with cash on hand and amounts available under our Revolving Credit Facility will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months and the foreseeable future. Should operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, we expect to adjust our capital spending plans accordingly. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part I, Item 1A of our 2012 Annual Report on Form 10-K.

From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our capacity to repurchase common stock is limited to $3.0 million per year by the Revolving Credit Facility at March 31, 2013 unless certain payment conditions are satisfied.

EBITDA

As a supplement to the financial statements in this Quarterly Report on Form 10-Q, which are prepared in accordance with U.S. GAAP, we also present EBITDA. EBITDA is consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe this information is useful to financial statement users in evaluating our financial performance. We also use EBITDA to evaluate our financial performance, make business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. EBITDA is not a measure of performance calculated in accordance with U.S. GAAP and there are material limitations to its usefulness on a stand-alone basis. EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Financial statement users should use EBITDA in addition to, and not as an alternative to, net income (loss) as defined under and calculated in accordance with U.S. GAAP.

The table below provides a reconciliation between net loss, as determined in accordance with U.S. GAAP, and EBITDA (in 000s):

	Three Months Ended March 31,
	2013	2012
Net loss	$(12,632)	$(3,863)
Depreciation of property, plant and equipment	22,722	7,985
Amortization of intangible assets	8,725	1,262
Interest expense, net	13,415	2,146
Income tax (benefit) expense	(5,665)	420

EBITDA	$26,565	$7,950

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for us is the reporting period starting January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements. As permitted under ASU 2013-02, we will elect to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in 2013 if and when reclassification adjustments are made. There were no reclassification adjustments from any components of accumulated other comprehensive income during the quarters ended March 31, 2013 and 2012.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us were the annual and interim periods starting January 1, 2012. As permitted under ASU 2011-08 we elected to bypass the qualitative assessment at September 30, 2012, and instead proceeded directly to performing the first step of the two-step goodwill impairment test.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies in the three months ended March 31, 2013 from those contained in our 2012 Annual Report on Form 10-K.

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

Interest Rates

As of March 31, 2013 the outstanding principal balance on our revolving credit facility was $147.0 million with variable rates of interest based generally on London inter-bank offered rate (“LIBOR”) plus a margin of between 2.50% and 3.75% based on a ratio of the Company’s total debt to EBITDA (as defined in the Revolving Credit Facility), or an alternate interest rate equal to the higher of the Federal Funds Rate as published by the Federal Reserve Bank of New York plus  1/2 of 1.00%, the prime commercial lending rate of the administrative agent under the Credit Agreement, and monthly LIBOR plus 1.00%, plus a margin of between 1.50% and 2.75% based on the Company’s total debt to EBITDA (as defined in the Revolving Credit Facility). We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the first quarter of 2013 our net interest expense for the three months ended March 31, 2013 would have increased by an estimated $0.4 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we performed an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Litigation” in Note 9 of the Notes to our Consolidated Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our 2012 Annual Report on Form 10-K filed with the SEC on March 18, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on September 4, 2007).

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 5, 2008).

3.1B	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1B to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on October 26, 2007).

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the United States Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013

/s/ Mark D. Johnsrud

Name:	Mark D. Johnsrud
Title:	Chief Executive Officer and President

/s/ Jay C. Parkinson

Name:	Jay C. Parkinson
Title:	Executive Vice President and Chief Financial Officer