Form 10-Q
period 2013-06-30
Nuverra Environmental Solutions, Inc.
filed 2013-08-08
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2013 was 259,941,868.

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

•

risks associated with our indebtedness, including our ability to manage our liquidity needs and to comply with covenants under our credit facilities, the indenture governing our outstanding 9.875% Senior Notes due 2018 (the “2018 Notes”) and other existing financing obligations;

•	difficulties in identifying and completing acquisitions, and differences in the type and availability to us of consideration or financing for such acquisitions;

•	difficulties encountered in integrating acquired or merged assets, businesses, employees and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	availability of supplies of used motor oil and demand for reprocessed fuel oil, and prices thereof;

•	fluctuations in prices and demand for commodities such as oil and natural gas;

•	changes in customer drilling activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

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

•	control of costs and expenses;

•	present and possible future claims, litigation or enforcement actions or investigations;

•	the disruption to business from inclement weather conditions;

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

•

risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction and re-refining businesses, particularly relating to water usage, disposal, transportation and treatment, uses of reprocessed fuel oil, collection of used motor oil, and transportation of oil; and

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

Where You Can Find Other Information

Our website is www.nuverra.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$10,239	$16,211
Restricted cash	—	3,536
Accounts receivable, net of allowance for doubtful accounts of $5,062 and $5,967 at June 30, 2013 and December 31, 2012, respectively	114,080	117,528
Inventories	6,198	5,710
Prepaid expenses and other receivables	10,112	8,587
Deferred income taxes	12,078	12,495
Other current assets	1,217	1,824

Total Current Assets	153,924	165,891
Property, plant and equipment, net of accumulated depreciation of $108,694 and $63,064 at June 30, 2013 and December 31, 2012, respectively	603,481	604,870
Equity investments	8,137	8,279
Intangibles, net	259,339	284,698
Goodwill	561,857	555,091
Other long-term assets	23,318	25,510

Total Assets	$1,610,056	$1,644,339

Liabilities and Equity
Accounts payable	$38,649	$29,538
Accrued expenses	29,153	33,409
Accrued payroll and benefits	4,814	7,865
Accrued interest	8,721	8,991
Current portion of contingent consideration	7,566	1,968
Current portion of long-term debt	5,590	4,699

Total Current Liabilities	94,493	86,470
Deferred income taxes	112,406	128,992
Long-term debt	545,993	561,427
Long-term contingent consideration	2,466	8,863
Financing obligation to acquire non-controlling interest (note 3)	9,525	9,021
Other long-term liabilities	3,213	1,805

Total Liabilities	768,096	796,578

Commitments and contingencies (note 10)
Preferred stock, $0.001 par value, (1,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Common stock, $0.001 par value, (500,000,000 shares authorized, 271,595,404 shares issued and 257,286,841 outstanding at June 30, 2013 and 266,118,447 shares issued and 251,809,884 outstanding at December 31, 2012)	271	265
Additional paid-in capital	1,337,855	1,318,181
Purchased warrants	(6,844)	(6,844)
Treasury stock	(19,503)	(19,503)
Accumulated deficit	(469,819)	(444,338)

Total Equity of Nuverra Environmental Solutions, Inc.	841,960	847,761

Total Liabilities and Equity	$1,610,056	$1,644,339

The accompanying notes are an integral part of these consolidated financial statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Non-rental revenue	$145,052	$87,088	$283,184	$140,101
Rental revenue	20,482	3,681	41,805	5,627

Total revenue	165,534	90,769	324,989	145,728
Cost of sales	(141,827)	(75,710)	(279,729)	(123,683)

Gross profit	23,707	15,059	45,260	22,045

Operating expenses:
General and administrative expenses	17,515	10,047	34,190	17,039
Amortization of intangible assets	8,932	4,869	17,657	6,131
Restructuring, impairment and exit costs	4,952	—	4,952	—

Total operating expenses	31,399	14,916	56,799	23,170

(Loss) income from operations	(7,692)	143	(11,539)	(1,125)
Interest expense, net	(13,256)	(6,816)	(26,671)	(8,962)
Loss from equity investment	(100)	—	(142)	—
Loss on extinguishment of debt	—	(2,638)	—	(2,638)
Other expense, net	(139)	(249)	(1,132)	(278)

Loss before income taxes	(21,187)	(9,560)	(39,484)	(13,003)
Income tax benefit	8,338	20,303	14,003	19,883

Net (loss) income attributable to common stockholders	$(12,849)	$10,743	$(25,481)	$6,880

Earnings per share:
Basic	$(0.05)	$0.07	$(0.11)	$0.05

Diluted	$(0.05)	$0.07	$(0.11)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income attributable to common stockholders	$(12,849)	$10,743	$(25,481)	$6,880

Other comprehensive loss, net of tax:
Available-for-sale securities	—	(8)	—	(8)

Comprehensive (loss) income, net of tax	$(12,849)	$10,735	$(25,481)	$6,872

The accompanying notes are an integral part of these consolidated financial statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(25,481)	$6,880
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	45,061	17,973
Amortization of intangible assets	17,657	6,131
Amortization of deferred financing costs	2,411	176
Loss on extinguishment of debt	—	2,638
Amortization of original issue discounts and premiums	72	—
Stock-based compensation	2,123	1,493
Bad debt expense	918	322
Deferred income tax benefit	(14,057)	(21,103)
Loss from equity investment	142	—
Loss on disposal of assets and impairment	3,850	27
Other, net	674	1,121
Changes in operating assets and liabilities:
Accounts receivable, net	3,283	(14,506)
Prepaid expenses, inventories and other assets	(2,182)	(2,503)
Accounts payable and accrued expenses	2,275	4,710
Accrued interest	(270)	4,923

Net cash provided by operating activities	36,476	8,282
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(738)	(232,175)
Purchases of property, plant and equipment	(23,000)	(26,833)
Proceeds from acquisition-related working capital adjustment	2,067	—
Proceeds from sale and maturity of available-for-sale securities	—	5,169
Proceeds from sale of property and equipment	477	1,823

Net cash used in investing activities	(21,194)	(252,016)
Cash flows from financing activities:
Proceeds from revolving credit facility	17,000	—
Payments on revolving credit facility	(34,500)	—
Payments on capital leases	(2,116)	(1,783)
Payments on notes payable	(480)	(468)
Proceeds from issuance of 2018 Notes	—	248,605
Payment of deferred financing costs	—	(11,455)
Proceeds from equity offering	—	74,448
Payments on long-term debt	—	(140,174)
Payments of contingent consideration	(900)	(500)
Other	(258)	—

Net cash (used in) provided by financing activities	(21,254)	168,673

Net decrease in cash and cash equivalents	(5,972)	(75,061)
Cash and cash equivalents at beginning of year	16,211	80,194

Cash and cash equivalents at end of period	$10,239	$5,133

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,835	$2,575
Cash paid for taxes, net of refunds	391	1,217
Supplemental schedule of non-cash investing and financing activities:
Purchases of property, plant and equipment under capital leases	$5,774	$19,980
Property, plant and equipment purchased in exchange for accounts payable	6,340	3,595
Common stock issuances for business acquisitions	17,585	34,033

The accompanying notes are an integral part of these consolidated financial statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

Six months ended June 30, 2013

(Unaudited)

(In thousands, except share data)

		Common Stock Issued		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Accumulated Deficit
	Total	Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2012	$847,761	266,118,447	$265	$1,318,181	11,331,197	$(6,844)	14,308,563	$(19,503)	$(444,338)
Stock-based compensation	2,123	—	—	2,123	—	—	—	—	—
Issuance of common stock to employees	—	51,666	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	17,585	5,425,291	6	17,579	—	—	—	—	—
Shares returned from escrow	(28)	—	—	(28)	—	—	—	—	—
Comprehensive loss:
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—
Net loss	(25,481)	—	—	—	—	—	—	—	(25,481)

Comprehensive loss	(25,481)	—	—	—	—	—	—	—	—

Balance at June 30, 2013	$841,960	271,595,404	$271	$1,337,855	11,331,197	$(6,844)	14,308,563	$(19,503)	$(469,819)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Basis of Presentation

Description of Business

Nuverra Environmental Solutions, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company,” “we,” “us” or “our”), is an environmental solutions company providing full-cycle environmental solutions to our customers in energy and industrial end-markets. The Company focuses on the delivery, collection, treatment, recycling, and disposal of restricted solids, water, waste water, used motor oil, spent antifreeze, waste fluids and hydrocarbons.

Since the closing of the Thermo Fluids Inc. (“TFI”) acquisition on April 10, 2012, the Company has operated through two business segments: Shale Solutions (previously referred to as Fluids Management) and Industrial Solutions (previously referred to as Recycling).

Shale Solutions provides comprehensive environmental solutions for “unconventional” oil and gas exploration and production including the delivery, collection, treatment, recycling, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. Shale Solutions currently operates in select shale areas in the United States including the predominantly oil-rich shale areas consisting of the Bakken, Utica, Eagle Ford, Mississippian Lime and Permian Shale basins, and the predominantly gas-rich shale areas consisting of the Haynesville, Marcellus and Barnett Shale areas. Shale Solutions serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment, recycling or disposal of complex water flows, such as flowback and produced brine water, solids such as drill cuttings, and management of other environmental products in connection with shale oil and gas hydraulic fracturing drilling, or “hydrofracturing,” operations. In addition, Shale Solutions rents certain of its equipment to customers for use in drilling, completion and production activities, including tanks for the storage of fluids.

Industrial Solutions provides route-based environmental services and waste recycling solutions that focus on the collection and recycling of used motor oil (“UMO”) and is the largest seller of reprocessed fuel oil (“RFO”) from recovered UMO in the Western United States. The Company also provides environmental services including the recycling of spent anti-freeze and oil filters.

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

Potential Impairment of Long-Lived Assets and Goodwill

The Company tests its goodwill and long-lived assets including other identifiable intangible assets with finite useful lives for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the second quarter of 2013, the Company considered a number of potential impairment indicators, including the fact that the market value of the equity of the Company traded for a period of time at a value that was less than book value of the equity of the Company. As a result, the Company is required to perform an impairment analysis and as such, is currently conducting an analysis of both its long-lived assets and goodwill to determine whether the carrying values are recoverable. To the extent either goodwill and/or any long-lived assets are not recoverable the Company is required to determine the fair value of its reporting unit goodwill and its long-lived assets and recognize an impairment charge for the difference between the assets’ (or asset groups’) carrying values and the assets’ respective fair values. This analysis is expected to be completed in the 2013 third quarter and the results will be reported at that time.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts in the condensed consolidated statement of operations in order to conform to the current year’s presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for the Company is the reporting period starting January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements. As permitted under ASU 2013-02, the Company will elect to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in 2013 if and when reclassification adjustments are made. There were no reclassification adjustments from any components of accumulated other comprehensive income during the six months ended June 30, 2013 and 2012.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the Company were the annual and interim periods starting January 1, 2012. As permitted under ASU 2011-08 the Company elected to bypass the qualitative assessment at September 30, 2012, which was the date the Company performed its annual test, and instead proceeded directly to performing the first step of the two-step goodwill impairment test. As described previously, during the second quarter of 2013, the Company considered a number of potential impairment indicators, including the fact that the market value of the equity of the Company traded for a period of time at a value that was less than book value of the equity of the Company. As a result, the Company is required to perform an impairment analysis and as such, is currently conducting an analysis of both long-lived assets and goodwill to determine whether the carrying values are recoverable and the extent of any goodwill impairment. The impairment analysis is expected to be completed in the 2013 third quarter and the results will be reported at that time.

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

For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued and outstanding but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of June 30, 2013 and 2012, respectively, excluded from the computation of basic EPS are approximately 10.4 million and 5.3 million of shares issuable under call options and contingently returnable shares that are subject to sellers’ indemnification obligations and were being held in escrow as of such respective dates.

The following table presents the calculation of basic and diluted net loss per common share (in 000s except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income attributable to common stockholders	$(12,849)	$10,743	$(25,481)	$6,880

Denominator:
Weighted average shares—basic	242,407,447	145,359,846	240,418,734	135,266,282

Dilutive effect of stock warrants	—	10,860	—	10,860
Dilutive effect of stock-based awards	—	550,169	—	744,660
Dilutive effect of contingent issuances	—	5,302,162	—	5,302,162

Common stock equivalents (a)	—	5,863,191	—	6,057,682

Total weighted average shares—diluted	242,407,447	151,223,037	240,418,734	141,323,964

Income per common share—basic	$(0.05)	$0.07	$(0.11)	$0.05

Income per common share—diluted	$(0.05)	$0.07	$(0.11)	$0.05

Antidilutive stock-based awards and warrants excluded (b)	3,178,000	550,169	3,118,000	744,660

(a)	For the three and six months ended June 30, 2013, no shares of common stock underlying stock options, restricted stock or other common stock equivalents were included in the computation of diluted EPS because the inclusion of such shares would be antidilutive based on the net losses reported.
(b)	Represents warrants and stock options with exercise prices that exceeded the average market prices of our common stock for the three and six months ended June 30, 2013 and 2012.

(3) Acquisitions

2013 Acquisitions

During the three and six months ended June 30, 2013, the Company completed two acquisitions in Shale Solutions to expand its presence in the Utica and Marcellus Shale basins. The aggregate purchase price of the acquired businesses was approximately $18.3 million consisting of 5,425,291 shares of the Company’s common stock with an estimated fair value of approximately $17.6 million and cash consideration of approximately $0.7 million. The results of operations of the two acquisitions were not material to our consolidated results of operations for the three and six months ended June 30, 2013.

The preliminary allocations of the combined aggregate purchase prices at the respective 2013 acquisition dates are summarized as follows (in 000s):

Accounts receivable	$753
Other current assets	13
Property, plant and equipment	16,966
Customer relationships	400
Goodwill	341
Accounts payable and accrued liabilities	(189)

Total	$18,284

The goodwill relates to the pool of customer-qualified drivers acquired in connection with the Marcellus acquisition.

Power Fuels Merger

On November 30, 2012, the Company’s wholly-owned subsidiary, Rough Rider Acquisition, LLC completed a merger (the “Power Fuels Merger”) with Badlands Power Fuels, LLC (collectively with its subsidiaries, “Power Fuels”) of which the Company’s Chief Executive Officer and Vice Chairman, Mark D. Johnsrud, was the sole member. Prior to the merger, Power Fuels was a privately-held North Dakota-based environmental solutions company providing delivery and disposal of environmental products, fluids transportation and handling, water sales, and equipment rental services for unconventional oil and gas exploration and production businesses in the Bakken shale basin. As a result of the Power Fuels Merger, Power Fuels and its subsidiaries became wholly-owned subsidiaries of the Company.

The Power Fuels Merger consideration consisted of the following:

•

95.0 million unregistered shares of the Company’s common stock, with a fair value of approximately $371.5 million, of which 10.0 million shares were placed into escrow for up to three years to pay certain potential indemnity claims; and

•	$129.4 million in cash including adjustment for targeted versus actual debt.

The Power Fuels Merger has been accounted for as a business combination under the acquisition method of accounting. The aggregate purchase price at November 30, 2012 was approximately $498.8 million and the preliminary allocation of such amount, as updated through June 30, 2013, is summarized as follows (in 000s):

Cash	$2,111
Accounts receivable	57,484
Inventory	3,443
Other assets	2,355
Customer relationships	145,000
Property, plant and equipment	278,527
Goodwill	310,692
Accounts payable and accrued expenses	(24,027)
Debt	(150,367)
Deferred income tax liabilities, net	(126,429)

Total	$498,789

The purchase price allocation requires subjective estimates that, if incorrect, could be material to the Company’s consolidated financial statements including the amount of depreciation and amortization expense. The most important estimates for measurement of tangible fixed assets are (a) the cost to replace the asset with a new asset and (b) the economic useful life of the asset after giving effect to its age, quality and condition. The most important estimates for measurement of intangible assets are (a) discount rates and (b) timing and amount of cash flows including estimates regarding customer renewals and cancellations.

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

The aggregate purchase price of $246.0 million was comprised of approximately $230.2 million in cash, and 4,050,926 shares of the Company’s common stock with a fair value of approximately $15.8 million, which shares were issued in a private placement and were held in escrow in respect of potential indemnification obligations of the sellers of TFI. In connection with the settlement of these indemnification obligations, the aggregate purchase price increased $0.6 million during the three months ended March 31, 2013. The escrow was settled and the shares remaining in escrow were released to the sellers of TFI in April 2013.

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

Other 2012 Acquisitions

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

In conjunction with the acquisition completed by Shale Solutions in the third quarter of 2012, the Company acquired a 51% interest in Appalachian Water Services, LLC (“AWS”) and has a call option to buy the remaining 49% at a fixed price at a stated future date, and the noncontrolling interest holder has a put option to sell the remaining 49% to the Company under those same terms. As such, the fixed price of the call option is equal to the fixed price of the put option. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the option contracts are viewed on a combined basis with the noncontrolling interest and accounted for as the Company’s financing of the purchase of the noncontrolling interest. Accordingly, $9.5 and $9.0 million, representing the present value of the option, was classified as financing obligation to acquire non-controlling interest in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively, with the financing accreted, as interest expense, to the strike price of the option over the period until settlement.

The final allocations of the combined aggregate purchase prices at the respective 2012 acquisition dates are summarized as follows (in 000s):

Accounts receivable	$2,653
Equipment	21,317
Customer relationships	10,164
Goodwill	14,186
Other long-term obligations	(8,768)
Other liabilities	(613)

Total	$38,939

Pro forma Financial Information Reflecting the Power Fuels Merger, TFI Acquisition and Other Acquisitions

The following unaudited pro forma results of operations was prepared assuming that all of the acquisitions or mergers that occurred during the year ended December 31, 2012 and during the six months ended June 30, 2013, were completed on January 1, 2012 (in 000s):

	(Proforma) Six Months Ended June 30, 2013	(Pro forma) Six Months Ended June 30, 2012

Revenues	$328,571	$387,865
Depreciation and amortization	63,544	58,962
Income (loss) from operations	(11,135)	52,216
Net income (loss)	(25,239)	31,325
Net income (loss) per share:
Basic	$(0.10)	$0.13
Diluted	$(0.10)	$0.12

The pro forma results for the six months ended June 30, 2013 and 2012, include adjustments to reflect additional amortization of intangibles and depreciation of assets associated with the acquired and merged businesses and additional interest expense for debt issued to consummate these transactions. The pro forma financial information presented above has not been adjusted to exclude the impact of actual non-recurring or unusual items recognized in the six months ended June 30, 2013 and 2012 and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2012 or of future operations of the Company.

(4) Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the six months ended June 30, 2013 is as follows (in 000s):

Balance at December 31, 2012	$555,091
Additions—2013 acquisitions	341
Additions—acquisition adjustments, net	6,425

Balance at June 30, 2013	$561,857

During the six months ended June 30, 2013, the Company recorded goodwill of $0.3 million in connection with an acquisition in the Marcellus Shale basin. In addition, the Company recorded $6.4 million of net adjustments to goodwill for working capital adjustments, the finalization of asset valuations, the settlement of tax indemnification arrangements, the write-off of certain acquisition-related deferred tax balances, and other adjustments.

Intangible Assets

Intangible assets consist of the following (in 000s):

	June 30, 2013				December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)
Customer relationships (b)	$261,159	$(30,502)	$230,657	11.9	$268,859	$(15,370)	$253,489	12.3
Disposal permits	2,788	(627)	2,161	7.9	2,788	(472)	2,316	8.3
Customer contracts	17,352	(3,589)	13,763	13.5	17,352	(3,073)	14,279	14.0
Vendor relationships	16,300	(4,075)	12,225	4.5	16,300	(2,444)	13,856	5.0
Other	1,195	(662)	533	1.8	1,195	(437)	758	2.1

Total	$298,794	$(39,455)	$259,339	11.7	$306,494	$(21,796)	$284,698	12.1

(a)	Remaining useful life is weighted average, calculated based on the net book value and the remaining amortization period of each respective intangible asset.
(b)	During the three months ended March 31, 2013, the Company finalized its valuation of the net assets acquired in connection with the TFI acquisition, resulting in an $8.1 million reduction to the customer relationship intangible with an offsetting increase to goodwill of $5.0 million and deferred taxes of $3.1 million. During the three months ended June 30, 2013, the Company recorded a $0.4 million customer relationship intangible in connection with an acquisition in the Utica Shale basin.

Amortization expense was $17.7 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively. Amortization expense for the remainder of 2013 is expected to be approximately $18.1 million.

As described previously, the Company is currently conducting a review of its long-lived assets and goodwill. This analysis is expected to be completed in the 2013 third quarter and the results will be reported at that time. See Note 1 under “Potential Impairment of Long-Lived Assets and Goodwill” for additional information.

(5) Fair Value Measurements

Fair value represents an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs such as quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s cash and cash equivalents and accounts receivable, net approximate fair value due to the short-term nature of these instruments. Liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value are as follows (in 000s):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Liabilities:
Contingent consideration	$10,032	$—	$—	$10,032
Financing obligation to acquire non-controlling interest	9,525	—	—	9,525
December 31, 2012
Liabilities:
Contingent consideration	$10,831	$—	$—	$10,831
Financing obligation to acquire non-controlling interest	9,021	—	—	9,021

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as current portion of contingent consideration and long-term contingent consideration in the Company’s condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as other income (expense), net in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. The changes to contingent consideration during the three months ended June 30, 2013 are as follows (in 000s):

Balance at December 31, 2012	$10,831
Accretion	101
Cash payments	(900)

Balance at June 30, 2013	$10,032

The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in AWS from the noncontrolling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The noncontrolling interest holder has a put option to sell the remaining 49% to the Company under the same terms. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the instrument is accounted for as a financing of the Company’s purchase of the minority interest. Accretion expense related to the increase in the net present value of the financing obligation is included in interest expense for the period.

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

(6) Restructuring, Impairment and Exit Costs

In June 2013, the Company initiated a plan to restructure its business in certain shale basins and reduce costs, including an exit from the Tuscaloosa Marine Shale basin. In doing so, the Company recorded a charge of approximately $5.0 million in the three months ended June 30, 2013. The charges are characterized as restructuring, impairment and exit costs in the accompanying condensed consolidated statements of operations. Such costs consisted of the following (in 000s):

Severance and termination benefits	$944
Contract termination and exit costs	509
Asset impairment charge	3,499

Total restructuring, impairment and exit costs	$4,952

Approximately $4.0 million of the total charge was recorded in the Shale Solutions operating segment while the remainder was recognized at the corporate level. The liability for one-time termination benefits and contract termination costs totaled approximately $1.5 million and is recorded as accrued expenses in the condensed consolidated balance sheet as of June 30, 2013. The asset impairment charge relates primarily to the write-down of real estate, leasehold improvements and a saltwater disposal well in the Tuscaloosa Marine Shale basin.

(7) Debt

Debt consists of the following at June 30, 2013 and December 31, 2012 (in 000s):

			June 30, 2013		December 31, 2012
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Debt	Debt
Revolving Credit Facility(a)	4.36%	Nov. 2017	$6,236	$129,490	$146,990
2018 Notes(b)	9.875%	Apr. 2018	15,990	400,000	400,000
Vehicle financings(c)	3.30%	Various	—	22,932	20,047

Total debt			$22,226	552,422	567,037

Issuance discount(d)				(1,181)	(1,277)
Issuance premium(d)				342	366

Total debt, net				551,583	566,126
Less: current portion				(5,590)	(4,699)

Total long-term debt				$545,993	$561,427

(a)	The interest rate presented represents the interest rate on the $325.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) at June 30, 2013.
(b)	The interest rate presented represents the coupon rate on the Company’s outstanding $400 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”), excluding the effect of deferred financing costs and issue discounts and premiums. Including the effects of such items, the effective interest rate on the 2018 Notes is approximately 11.0%.
(c)	Vehicle financings consist of installment notes payable and capital lease arrangements with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2013 and 2017. Installment notes payable and capital lease obligations were $1.6 million and $21.3 million, respectively, at June 30, 2013 and were $2.1 million and $17.9 million, respectively, at December 31, 2012.
(d)	The issuance discount represents the unamortized difference between the $250.0 million aggregate principal amount of the 2018 Notes issued in April 2012 and the proceeds received upon issuance (excluding interest and fees). The issuance premium represents the unamortized difference between the proceeds received in connection with the November 2012 issuance of the 2018 Notes (excluding interest and fees) and the $150.0 million aggregate principal amount thereunder.

As of June 30, 2013 the estimated fair value of the Company’s debt was as follows (in 000s):

Revolving Credit Facility	$129,490
2018 Notes	422,240
Vehicle financings	22,932

Total	$574,662

The estimated fair value of the Company’s 2018 Notes is based on quoted market prices. The Company’s Revolving Credit Facility and vehicle financing obligations bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(8) Income Taxes

The following table shows the components of income tax (expense) benefit (in 000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current income tax expense	$(759)	$(1,043)	$(54)	$(1,220)
Deferred income tax benefit	9,097	21,346	14,057	21,103

Total income tax benefit	8,338	20,303	14,003	19,883

The effective income tax rate for the three and six months ended June 30, 2013 was 39.4% and 35.5%, which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes offset by nondeductible items such as stock based compensation and transaction costs and by $1.5 million of out-of-period adjustments to deferred taxes recorded in the three months ended March 31, 2013 associated with certain acquired intangible assets. The effective income tax rate for the three and six months ended June 30, 2012 was 212.4% and 152.9%, respectively, which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes and reductions in valuation allowance, due to acquired sources of taxable income in the form of deferred tax liabilities resulting from the TFI acquisition.

(9) Share-based Compensation

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

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. During the six months ended June 30, 2013 and 2012 the Company granted 440,500 and 422,500 stock options, respectively, pursuant to the 2009 Plan. Stock-based compensation cost is included in general and administrative expense in the accompanying condensed consolidated statements of operations and totaled approximately $974,000 and $847,000 for the six months ended June 30, 2013 and 2012, respectively.

Restricted Stock

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the six months ended June 30, 2013, the Company granted 10,000 shares of restricted stock. No grants of restricted stock were made during the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company released 51,666 shares of stock to certain employees upon the lapse of restrictions. Stock-based compensation expense for grants of restricted stock was $1,024,000 and $646,000 for the six months ended June 30, 2013 and 2012, respectively, which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Restricted Stock Units

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock units, based on the market value of the Company’s common shares at the date of grant. During the six months June 30, 2013, the Company granted 465,000 restricted stock units. No grants of restricted stock units were made during the six months ended June 30, 2012. Stock-based compensation expense for grants of restricted stock units was $125,000 for the six months ended June 30, 2013, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

(10) Commitments and Contingencies

Environmental Liabilities

The Company is subject to the environmental protection laws and regulatory framework of the United States and the individual states where it operates water gathering pipelines and salt water disposal wells. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and has established reporting and responsibility protocols for environmental protection and reporting to relevant local environmental protection departments. Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities in connection with the Company’s compliance with environment laws and regulations. The unaudited condensed consolidated balance sheet at June 30, 2013 included accruals totaling $1.6 million for various environmental matters including the estimated cost to comply with a Louisiana Department of Environmental Quality requirement that the Company test and monitor the soil at certain locations to confirm that prior saltwater spills were successfully remediated.

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

Class Action. On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT) (the “Class Action”). On October 8, 2010, the court-appointed lead plaintiff filed an Amended Class Action Complaint which adds China Water as a defendant. The Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the Class Action to California and a motion to dismiss the case. On March 31, 2011, the District Court adopted the Magistrate Judge’s report and recommendation to deny the motion to transfer. On May 25, 2012, the court entered a memorandum order adopting the Magistrate Judge’s report and recommendation denying the Company’s motion to dismiss. On June 25, 2012, the court entered a scheduling order setting forth a schedule for, among other things, discovery and dispositive motions, and document discovery commenced. On July 9, 2012, the Company filed its Answer to the Amended Class Action Complaint. On September 19, 2012, the Company filed a Motion for Partial Summary Judgment and a Motion for Proposed Briefing Schedule. The Magistrate Judge denied the Motion for Proposed Briefing Schedule on October 4, 2012 and the Company filed objections to the Magistrate Judge’s ruling. On January 16, 2013, the Court adopted the Magistrate Judge’s ruling and denied the Company’s request for a briefing schedule on its Motion for Partial Summary Judgment. On October 19, 2012, plaintiff filed a motion to certify a class and appoint class representatives and class counsel. On January 18, 2013, the Company filed its opposition and a motion to exclude the declaration of plaintiff’s class certification expert. On February 19, 2013, plaintiff filed a reply brief. A hearing on plaintiff’s motion to certify a class and appoint class representatives and class counsel has not been scheduled. The Company intends to vigorously defend this case. The Company has not recorded any liabilities for the Class Action matter other than with respect to certain costs of counsel on the basis that such liabilities are currently neither probable nor estimable. The Company has Directors and Officers insurance coverage (“D&O coverage”) applicable to the class action lawsuit, which is currently being used to fund the Company’s legal defense fees. Depending upon the magnitude of future legal fees and the outcome of the litigation, it is possible that the Company will exhaust the remaining limits of its D&O coverage, at which time the Company would be responsible for any shortfall.

Derivative Action. On November 18, 2010, Melissa Hess filed a stockholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside captioned Hess v. Heckmann,et al. (Case No. INC10010407) (the “Derivative Action”). The Derivative Action alleged claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. The Company responded to the Derivative Action on February 1, 2011 by filing a motion to stay the case until the Class Action is resolved and a demurrer seeking to dismiss the case. The Company filed a reply to plaintiff’s opposition to the motion to stay and demurrer on May 25, 2011. The court held a hearing on the demurrer and motion to stay on June 21, 2011. On July 20, 2011, the court issued orders overruling the Company’s demurrer and denying its motion to stay the Derivative Action. On August 24, 2011, the Company’s board of directors formed a special litigation committee and delegated to the special litigation committee the Board’s full power and authority to investigate the Derivative Action to determine whether it is in the best interests of the Company to allow the Derivative Action to proceed on behalf of the Company. On September 2, 2011, the Company filed a motion to stay the Derivative Action pending completion of the special litigation committee’s investigation and determination. On September 26, 2011, the Court held a hearing on the Company’s motion to stay. On October 3, 2011, the court issued an order denying the Company’s motion to stay without prejudice and a separate order requiring Defendants to respond to plaintiff’s request for production of documents within thirty days. On October 28, 2011, the special litigation committee filed a motion to stay the Derivative Action pending completion of its investigation and determination. After meeting and conferring on discovery matters, on December 2, 2011, the special litigation committee, plaintiff and defendants entered into a stipulation and proposed order to vacate the motion to stay filed by the special litigation committee, and, on December 5, 2011, the Court entered the order. On September 14, 2012, the company filed a Motion to Dismiss or, in the alternative, a Motion for Summary Judgment (“Motion to Terminate”) based on the special litigation committee’s determination that it was not in the best interests of the Company and its current shareholders to pursue the claims pled in the derivative complaint and the special litigation committee’s decision to move to terminate the Derivative Action. During the pendency of the Motion to Terminate, the parties began settlement discussions and a stipulation of settlement was signed on April 1, 2013. The Superior Court of California granted preliminary approval of the stipulation of settlement on April 24, 2013 and final approval on June 24, 2013. Under the stipulation of settlement the Company agreed to make certain corporate governance changes, pay the plaintiff’s attorneys $300,000 in cash (which was paid by the Company’s insurance carriers) and issue 558,660 shares of the Company’s common stock to the plaintiff’s attorneys. In July 2013, the shares were issued to the plaintiff’s attorneys in full satisfaction of the order. In connection with the preliminary settlement, the Company recognized a charge of $2.4 million in the period ended March 31, 2013, which represents the product of the Company’s closing share price on March 29, 2013 of $4.29 per share and the 558,660 shares issued pursuant to the settlement. For the three months ended June 30, 2013, the Company recorded a $0.8 million adjustment to the previously recorded charge due to a decline in the Company’s closing share price at June 28, 2013 as compared to the Company’s closing share price at March 29, 2013. The resulting net charge of $1.6 million is classified as a component of general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013 and the offsetting liability is classified as a component of accrued expenses in the accompanying condensed consolidated balance sheet at June 30, 2013. The Company’s position is that all or a portion of the $1.6 million settlement accrual is reimbursable pursuant to the Company’s insurance coverage; however, the Company has not recorded a receivable for such anticipated reimbursement as of June 30, 2013 due to the existence of certain contingencies surrounding the collectability of the amount and due to uncertainty regarding the extent to which our remaining available D&O coverage will be sufficient to fund our Class Action litigation defense costs as described in the preceding paragraph.

Contingent Consideration for Acquisitions

Appalachian Water Services, LLC Acquisition—The seller of the membership interests in Appalachian Water Services, LLC (“AWS”) is entitled to receive additional consideration equal to $1.5 million, payable entirely in shares of the Company’s common stock, in the event that EBITDA, as defined in the membership interest purchase agreement for any consecutive twelve months from September 1, 2012 to and ending on August 31, 2014, is equal to or greater $4.0 million. The Company has accrued approximately $1.5 million at June 30, 2013 for its estimated payment for contingent consideration.

All Phase Acquisition—The Company was required to make additional payments to the former shareholders of All Phase, which the Company acquired on June 15, 2012, based upon the achievement of certain volume targets over the remainder of 2012. The Company settled this obligation during the first quarter of 2013 in exchange for a $0.4 million payment to the former shareholders.

Keystone Vacuum, Inc. (“Keystone”) Acquisition—In addition to the initial purchase price, the Company may make additional payments to the sellers of Keystone, and its affiliates, which the Company acquired on February 3, 2012, for each of fiscal years ending January 31, 2013 through 2016, in which the adjusted EBITDA (as defined and calculated in accordance with the asset purchase agreement related to the acquisition, as amended) for the construction portion of the acquired businesses is greater than applicable adjusted EBITDA targets. Any additional payments would be payable in registered shares of the Company’s common stock, or cash, if such registered shares are unavailable at the time that a payment is due and any such additional payments are capped at an aggregate value of $7.5 million. Included in accrued liabilities at June 30, 2013 is $2.4 million for estimated payments for contingent consideration, of which $0.9 million was paid in July 2013, by issuance of 11,942 shares of our common stock remaining on our effective acquisition shelf registration statement on Form S-4, effective as of January 3, 2012, and a cash payment of approximately $880,000.

        Complete Vacuum and Rentals, Inc. Acquisition—In addition to the initial purchase price, the Company may make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVR”), which the Company acquired on November 30, 2010. For each of the years ended December 31, 2011 through 2013, in which CVR achieves targeted adjusted EBITDA (as defined in and calculated in accordance with the stock purchase agreement related to the CVR acquisition) of $20.0 million, we could be required to pay CVR’s former shareholders an additional $2.0 million plus one-half of the amount by which adjusted EBITDA exceeds $20.0 million for the relevant year up to an aggregate maximum payment of $12.0 million (the “Earn-Out Payments”). The Earn-Out Payments are payable in a combination of 70% cash and 30% in shares of the Company’s common stock (based on the trading price of the Company’s common stock at the time any such payment is made). On September 12, 2012, the Company entered into a settlement agreement with the former owners of CVR whereby, among other settled items relating to pre- and post-closing indemnification obligations of the parties and including dismissal of a lawsuit, the Company delivered to the former owners 1,726,619 shares of the Company’s common stock representing $6.0 million in value at the time of the issuance as an Earn-Out Payment for the fiscal year ended December 31, 2011. Accordingly, the balance of the remaining Earn-Out Payments for the fiscal years ending December 31, 2012 and 2013, respectively, and in the aggregate cannot exceed $6.0 million which, pursuant to the terms of the settlement agreement, will be paid, if at all, in shares of the Company’s common stock. The Company has accrued approximately $5.1 million at June 30, 2013 as an estimate of its remaining liability for Earn-Out Payments.

The carrying values of the Company’s above described contingent consideration obligations were $10.0 million and $10.8 million at June 30, 2013 and December 31, 2012, respectively.

(11) Segments

Since the TFI Acquisition on April 10, 2012, the Company has had two reportable segments: (a) Shale Solutions (which includes Power Fuels and which the Company previously referred to as Fluids Management); and (b) Industrial Solutions (which includes TFI and which was previously referred to as Recycling). The Company’s reportable segments at June 30, 2013 represent those used by the Company’s chief operating decision maker to evaluate performance and allocate resources and are consistent with its reportable segments at December 31, 2012. Refer to Note 1 for information on the types of services from which each segment derives its revenues. The condensed consolidated financial information and the Industrial Solutions segment financial information include the results of operations for TFI from April 10, 2012. The Company evaluates business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments.

The financial information for the Company’s reportable segments is as follows:

	Industrial Solutions	Shale Solutions	Corporate	Total
	(in millions)
As of or for the three months ended June 30, 2013
Revenue	$30.5	$135.0	$—	$165.5
Depreciation and amortization of intangible assets	3.3	27.8	0.2	31.3
Income (loss) before income taxes	1.3	(1.0)	(21.5)	(21.2)
Additions to fixed assets	0.9	30.7	0.9	32.5
Goodwill	146.5	415.4	—	561.9
Total assets (a)	292.9	1,269.4	47.8	1,610.1
For the six months ended June 30, 2013
Revenue	$59.4	$265.6	$—	$325.0
Depreciation and amortization of intangible assets	6.7	55.6	0.4	62.7
Income (loss) before income taxes	0.9	1.4	(41.8)	(39.5)
Additions to fixed assets	1.8	47.3	0.9	50.0
As of or for the three months ended June 30, 2012
Revenue	$32.0	$58.8	$—	$90.8
Depreciation and amortization of intangible assets	4.1	10.8	—	14.9
Income (loss) before income taxes	5.5	(2.6)	(12.5)	(9.6)
Additions to fixed assets	0.9	16.6	—	17.5
Goodwill	192.8	92.4	—	285.2
Total assets (a)	284.2	495.4	30.4	810.0
For the six months ended June 30, 2012
Revenue	$32.0	$113.7	$—	$145.7
Depreciation and amortization of intangible assets	4.1	20.0	—	24.1
Income (loss) before income taxes	5.5	(2.0)	(16.5)	(13.0)
Additions to fixed assets	0.9	42.2	—	43.1

(a)	Total assets exclude intercompany receivables and equity investments in subsidiaries eliminated in consolidation.

Revenue from one customer of the Industrial Solutions segment represented approximately 46% of the segment’s total revenue for the six months ended June 30, 2013.

Revenue from three customers of the Shale Solutions segment collectively comprise approximately 41% of the segment’s total revenue and individually comprise approximately 15%, 14% and 12% of the segment’s total revenue for the six months ended June 30, 2013.

(12) Related Party Transactions

The Executive Chairman of the Company’s board of directors, Richard J. Heckmann, is the sole member of an LLC that owns an aircraft used periodically by members of management for business-related travel under a lease agreement with the Company. Amounts paid to the affiliate under the terms of the lease were $211,000 and $512,400 for the six months ended June 30, 2013 and 2012, respectively. Amounts payable to the affiliate were $37,000 at June 30, 2013.

The Company’s Vice Chairman and Chief Executive Officer, Mark D. Johnsrud, is the sole member of an entity that owns apartment buildings and other employee housing facilities in North Dakota, which are rented to certain of the Company’s employees at rates that are equal to or below market. Rent payments are collected by the Company through employee payroll deductions and remitted to Mr. Johnsrud.

In connection with the Power Fuels Merger (Note 3) assets received in exchange for the merger consideration excluded accounts receivable outstanding for more than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable, which are recorded by the Company as restricted cash with an offsetting liability, are required to be remitted to Mr. Johnsrud. Pursuant to the terms of the Power Fuels Merger agreement, during the three months ended June 30, 2013, the Company paid Mr. Johnsrud all cash collected on these receivables through June 30, 2013 totaling approximately $5.4 million, net of the settlement of a working capital adjustment in favor of the Company of approximately $2.1 million.

The Company periodically purchases fresh water from a proprietorship owned by Mr. Johnsrud for resale to customers for use in hydraulic fracturing activities. Such fresh water purchases amounted to $459,000 during the six months ended June 30, 2013. Purchases made by Power Fuels prior to its merger with the Company totaled approximately $1,237,000 during the six months ended June 30, 2012. No unpaid amounts were due to the affiliate at June 30, 2013.

Mr. Johnsrud is the sole member of an entity that owns land in North Dakota on which five of the Company’s saltwater disposal wells are situated. The Company has agreed to pay Mr. Johnsrud a per-barrel royalty fee as rent for the use of the land, which the Company believes is consistent with rates charged by non-affiliated third parties in the area. Royalties paid by the Company were $58,000 for the six months ended June 30, 2013. There were no royalties paid by Power Fuels prior to its merger with the Company during the six months ended June 30, 2012. Royalties payable to the affiliate were $9,000 at June 30, 2013.

(13) Subsidiary Guarantors

The obligations of Nuverra Environmental Solutions, Inc. under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of the Company’s subsidiaries. The following tables present condensed consolidating financial information for Nuverra Environmental Solutions, Inc. (the “Parent Issuer”), certain 100% wholly-owned subsidiaries (the “Wholly-Owned Subsidiary Guarantors”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non Wholly-Owned Subsidiary Guarantor), as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and condensed consolidating financial information for the Parent Issuer and the Wholly-Owned Subsidiary Guarantors for the three and six months ended June 30, 2012.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2013

(unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$83	$8,844	$1,312	$—	$10,239
Accounts receivable – net	—	112,895	1,185	—	114,080
Other current assets	4,768	24,760	77	—	29,605

Total current assets	4,851	146,499	2,574	—	153,924

Property, plant and equipment, net	957	593,253	9,271	—	603,481
Equity investments	988,039	455	—	(980,357)	8,137
Intangible assets, net	—	257,964	1,375	—	259,339
Goodwill	—	551,185	10,672	—	561,857
Other (a)	415,197	17,360	—	(409,239)	23,318

TOTAL ASSETS	$1,409,044	$1,566,716	$23,892	$(1,389,596)	$1,610,056

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,417	$36,061	$171	$—	$38,649
Accrued expenses	19,748	22,915	25	—	42,688
Current portion of contingent consideration	—	7,566	—	—	7,566
Current portion of long-term debt	—	5,590	—	—	5,590

Total current liabilities	22,165	72,132	196	—	94,493

Deferred income taxes	—	112,406	—	—	112,406
Long-term debt, less current portion	528,651	17,342	—	—	545,993
Long-term contingent consideration	—	966	1,500	—	2,466
Other long-term liabilities	16,268	396,184	9,525	(409,239)	12,738
Total shareholders’ equity	841,960	967,686	12,671	(980,357)	841,960

TOTAL LIABILITIES AND EQUITY	$1,409,044	$1,566,716	$23,892	$(1,389,596)	$1,610,056

(a)	Other assets of Parent consist primarily of intercompany receivables due from the subsidiary guarantors for the funding of capital expenditures, payments of debt at the time of acquisition and net transfers of cash to fund working capital requirements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2012

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5,819	$9,536	$856	$—	$16,211
Restricted cash	—	3,536	—	—	3,536
Accounts receivable – net	—	116,768	760	—	117,528
Other current assets	1,488	27,126	2	—	28,616

Total current assets	7,307	156,966	1,618	—	165,891

Property, plant and equipment, net	44	595,293	9,533	—	604,870
Equity investments	957,976	597	—	(950,294)	8,279
Intangible assets, net	—	283,248	1,450	—	284,698
Goodwill	—	544,647	10,444	—	555,091
Other (a)	462,762	16,761	—	(454,013)	25,510

TOTAL ASSETS	$1,428,089	$1,597,512	$23,045	$(1,404,307)	$1,644,339

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$757	$28,566	$215	$—	$29,538
Accrued expenses	17,833	32,370	62	—	50,265
Current portion of contingent consideration	—	1,968	—	—	1,968
Current portion of long-term debt	—	4,699	—	—	4,699

Total current liabilities	18,590	67,603	277	—	86,470

Deferred income taxes	—	128,992	—	—	128,992
Long-term debt, less current portion	546,079	15,348	—	—	561,427
Long-term contingent consideration	—	7,363	1,500	—	8,863
Other long-term liabilities	15,659	440,159	9,021	(454,013)	10,826
Total shareholders’ equity	847,761	938,047	12,247	(950,294)	847,761

TOTAL LIABILITIES AND EQUITY	$1,428,089	$1,597,512	$23,045	$(1,404,307)	$1,644,339

(a)	Other assets of Parent consist primarily of intercompany receivables due from the subsidiary guarantors for the funding of capital expenditures, payments of debt at the time of acquisition and net transfers of cash to fund working capital requirements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2013

(unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Revenue	$—	$164,183	$1,351	$—	$165,534
Cost of goods sold	—	(141,713)	(114)	—	(141,827)

Gross profit	—	22,470	1,237	—	23,707
Total operating expenses	8,728	22,613	58	—	31,399

Income (loss) from operations	(8,728)	(143)	1,179	—	(7,692)
Interest expense, net	(12,743)	(261)	(252)	—	(13,256)
Loss from equity investment	448	(100)	—	(448)	(100)
Other expense, net	(10)	(129)	—	—	(139)

Income (loss) before income taxes	(21,033)	(633)	927	(448)	(21,187)
Income tax benefit	8,184	154	—	—	8,338

Net (loss) income attributable to common stockholders	$(12,849)	$(479)	$927	$(448)	$(12,849)

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	Eliminations	Consolidated
Revenue	$—	$90,769	$—	$90,769
Cost of goods sold	—	(75,710)	—	(75,710)

Gross profit	—	15,059	—	15,059
Total operating expenses	3,295	11,621	—	14,916

Income (loss) from operations	(3,295)	3,438	—	143
Interest expense, net	(6,448)	(368)	—	(6,816)
Income from equity investment	1,810	—	(1,810)	—
Other expense, net	(2,795)	(92)	—	(2,887)

Income (loss) before income taxes	(10,728)	2,978	(1,810)	(9,560)
Income tax benefit (expense)	21,471	(1,168)	—	20,303

Net income attributable to common stockholders	$10,743	$1,810	$(1,810)	$10,743

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2013

(unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Revenue	$—	$323,119	$1,870	$—	$324,989
Cost of goods sold	—	(278,889)	(840)	—	(279,729)

Gross profit	—	44,230	1,030	—	45,260
Total operating expenses	15,183	41,515	101	—	56,799

Income (loss) from operations	(15,183)	2,715	929	—	(11,539)
Interest expense, net	(25,643)	(524)	(504)	—	(26,671)
Income (loss) from equity investment	2,493	(142)	—	(2,493)	(142)
Other expense, net	(993)	(139)	—	—	(1,132)

Income (loss) before income taxes	(39,326)	1,910	425	(2,493)	(39,484)
Income tax benefit	13,845	158	—	—	14,003

Net (loss) income attributable to common stockholders	$(25,481)	$2,068	$425	$(2,493)	$(25,481)

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	Eliminations	Consolidated
Revenue	$—	$145,728	$—	$145,728
Cost of goods sold	—	(123,683)	—	(123,683)

Gross profit	—	22,045	—	22,045
Total operating expenses	5,231	17,939	—	23,170

Income (loss) from operations	(5,231)	4,106	—	(1,125)
Interest expense, net	(8,440)	(522)	—	(8,962)
Income from equity investment	2,276		(2,276)	—
Other expense, net	(2,825)	(91)	—	(2,916)

Income (loss) before income taxes	(14,220)	3,493	(2,276)	(13,003)
Income tax benefit (expense)	21,100	(1,217)	—	19,883

Net income attributable to common stockholders	$6,880	$2,276	$(2,276)	$6,880

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Operating activities
Net (loss) income	$(25,481)	$2,068	$425	$(2,493)	$(25,481)
Depreciation and amortization	398	62,190	130	—	62,718
Other adjustments to reconcile net income (loss) to net cash provided by operating activities	(9,456)	5,085	504	—	(3,867)
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	48,093	(46,898)	(582)	2,493	3,106

Net cash provided by operating activities	13,554	22,445	477	—	36,476
Investing activities
Cash paid for acquisitions, net of cash acquired	(700)	(38)	—	—	(738)
Proceeds from acquisition—related working capital adjustment	—	2,067	—	—	2,067
Purchase of property, plant and equipment	(861)	(22,118)	(21)	—	(23,000)
Proceeds from the sale of property and equipment	—	477	—	—	477

Net cash used in investing activities	(1,561)	(19,612)	(21)	—	(21,194)
Financing activities
Net payments on revolving credit facility	(17,500)	—	—	—	(17,500)
Payments on notes payable and capital leases	—	(2,596)	—	—	(2,596)
Other	(229)	(929)	—	—	(1,158)

Net cash used in financing activities from	(17,729)	(3,525)	—	—	(21,254)
Net (decrease) increase in cash	(5,736)	(692)	456	—	(5,972)
Cash and cash equivalents—beginning of period	5,819	9,536	856	—	16,211

Cash and cash equivalents—end of period	$83	$8,844	$1,312	$—	$10,239

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	Eliminations	Consolidated
Operating activities
Net income	$6,880	$2,276	$(2,276)	$6,880
Depreciation and amortization	1	24,103	—	24,104
Other adjustments to reconcile net income to net cash provided by (used in) operating activities	(16,971)	1,645	—	(15,326)
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	(13,612)	3,960	2,276	(7,376)

Net cash (used in) provided by operating activities	(23,702)	31,984	—	8,282
Investing activities
Cash paid for acquisitions, net of cash acquired	(230,050)	(2,125)	—	(232,175)
Purchase of property, plant and equipment		(26,833)	—	(26,833)
Proceeds from available for sale securities	5,169	—	—	5,169
Proceeds from the sale of property and equipment	—	1,823	—	1,823

Net cash used in investing activities	(224,881)	(27,135)	—	(252,016)
Financing activities
Proceeds from equity offering	74,448	—	—	74,448
Proceeds from issuance of 2018 Notes, net	248,605	—	—	248,605
Payments on long-term debt	(140,174)	—	—	(140,174)
Payments on notes payable and capital leases	—	(2,251)	—	(2,251)
Other	(11,455)	(500)	—	(11,955)

Net cash provided by (used in) financing activities	171,424	(2,751)	—	168,673
Net (decrease) increase in cash	(77,159)	2,098	—	(75,061)
Cash and cash equivalents—beginning of period	79,528	666	—	80,194

Cash and cash equivalents—end of period	$2,369	$2,764	$—	$5,133

(14) Subsequent Event

On July 9, 2013, the Company acquired Ideal Oilfield Disposal, LLC (“Ideal”), a greenfield oilfield disposal landfill site located in North Dakota. The acquisition includes land, certain land improvements and a disposal permit. Total consideration was $24.1 million including stock valued at $5.8 million, cash of $9.8 million, and contingent consideration of approximately $8.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes. See “Forward Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.

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

We operate through two business segments: Shale Solutions and Industrial Solutions.

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

We currently operate in select shale areas in the United States including the Marcellus/Utica, Eagle Ford, Bakken, Haynesville, Barnett, Permian and Mississippian Lime shale areas. We serve customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling or “hydrofracturing” operations. We also transport fresh water for production and provide services for site preparation, water pit excavations and remediation. We provide these services utilizing our scaled infrastructure and asset base, which currently includes 56 owned salt water disposal wells, approximately 1,100 trucks, 5,600 tanks (including frac tanks, upright tanks and other tanks), 50 miles of freshwater delivery pipeline and 50 miles of produced water collection pipeline operating in key unconventional resource basins. Complex water flows, in the forms of flowback and produced water, represent the largest waste stream from these unconventional methods of hydrocarbon exploration and production. Flowback water volumes represent approximately 15%–20% of the millions of gallons of water used during fracking that is returned to the surface generally within the first two to three weeks after hydrofracturing has commenced and the well starts producing. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. We provide, and continue to develop, total environmental solutions for the effective and efficient delivery, treatment and disposal of fresh water, flowback and produced water flows and solids resulting from drilling and completion activity in these unconventional oil and gas fields.

Additionally, through an acquisition completed in July, 2013, we are also developing a landfill in the Bakken Shale basin for the disposal of oilfield wastes, particularly drill cuttings.

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

Trends Affecting Our Operating Results

Our results are driven by demand for our services, which are in turn affected in Shale Solutions by production trends in the shale areas in which we operate, in particular the level of drilling and completion activity (which impacts the amount of environmental product being managed) and active wells (which impacts the amount of produced water being managed), as well as our ability to shift our operations and relocate or acquire assets to meet shifts in demand. Activity in the oil and gas drilling industry is also affected by market prices for those commodities, with persistent low natural gas prices and generally high oil prices driving reduced drilling and production in “dry” shale areas where natural gas is the predominant natural resource, particularly in the Haynesville and Barnett shale basins, and the relocation of assets and increased activity in the liquids-rich or “wet” shale areas, such as the Utica, Eagle Ford, Mississippian Lime and Bakken Shale areas, where oil is the predominant natural resource. In addition, low natural gas prices have caused many natural gas producers to announce reductions in capital budgets for future periods. These cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas and accordingly reduced demand for our services in these areas. In Industrial Solutions, demand for our service is driven by (i) the amount of motor oil used in the United States and (ii) general economic activity. As general economic activity increases, the demand for RFO, which acts as an alternative to diesel fuel and a critical feedstock for re-refiners, also increases. While increases in oil and gas prices increase the cost to us of UMO, they generally also cause increases in the price of, and demand for, RFO, as a lower cost, higher British Thermal Units (“BTU”) alternative to diesel fuel and, to re-refiners, as a critical feedstock for the production of base lubricants.

Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have been building through acquisitions and capital expenditures over the last several years, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of drilling, completion and production activities, and our ability to relocate our equipment to areas in which oil and gas exploration and production activities are growing, (iv) labor costs, which have been generally increasing through the periods discussed due to tight labor market conditions and increased government regulation, including the Affordable Care Act, (v) depreciation and amortization, which have been increasing as we have expanded our asset base, (vi) business mix between our Shale Solutions services and our Industrial Solutions services, (vii) developments in governmental regulations, (viii) seasonality and weather events and (ix) our health, safety and environmental performance record.

Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, which can limit comparability of our results from period to period. We completed six acquisitions during 2012 and two acquisitions during the three months ended June 30, 2013, followed by an additional acquisition in July 2013. We may complete other acquisitions in the future that will substantially change our future operating results from our historical operating results. The TFI acquisition, completed on April 10, 2012, and the Power Fuels Merger, completed November 30, 2012, are our largest transactions to date.

Given the two large acquisitions completed in 2012, the year-over-year financial information in the three- and six-month periods lack comparability. See Note 3 of Notes to Condensed Consolidated Financial Statements for information regarding these acquisitions and certain pro forma financial information for the six-month periods ended June 30, 2013 and 2012. Such pro forma financial results were impacted by the following factors:

•

Lower operating results in the Bakken Shale reflect reduced pricing levels between the first half of 2013 compared to the same period in 2012, disruption caused by inclement weather in 2013 and shifts in customer practices, resulting in lower utilization of rental assets;

•	Revenues and margins in the Haynesville and Barnett Shale basins fell in 2013 from 2012 due to lower drilling and completion activity in these basins;

•	Higher revenue in the Marcellus/Utica Shale in the 2013 period due to continued organic growth; and

•	Lower margins in the Industrial Solutions segment in 2013, resulting primarily from higher feedstock and logistics costs.

The following table sets forth our revenues from predominantly oil and gas shale areas, total revenue for Shale Solutions, revenue for Industrial Solutions, total revenue, loss before income taxes, net (loss) income attributable to common stockholders and EBITDA (defined below) for the three and six months ended June 30, 2013 and 2012 (in 000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue—from predominantly oil shale areas (a)	$92,145	$15,902	$184,957	$28,587
Revenue—from predominantly gas shale areas (b)	42,832	42,847	80,667	85,121

Total revenue—Shale Solutions	134,977	58,749	265,624	113,708
Revenue—Industrial Solutions	30,557	32,020	59,365	32,020

Total revenue	165,534	90,769	324,989	145,728
Loss before income taxes	(21,187)	(9,560)	(39,484)	(13,003)
Net (loss) income attributable to common stockholders	(12,849)	10,743	(25,481)	6,880
EBITDA (c)	$23,340	$12,113	$49,905	$20,063

(a)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominantly oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Tuscaloosa Marine, Mississippian Lime and Permian Shale basins.
(b)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominantly gas-rich areas consisting of the Marcellus, Haynesville and Barnett Shale basins.
(c)	Defined as consolidated net income or loss before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under U.S. GAAP. See the reconciliation of net (loss) income attributable to common stockholders and EBITDA under the EBITDA section below. EBITDA has not been adjusted to exclude the impact of non-recurring or unusual items recognized in the three and six months ended June 30, 2013 and 2012.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by management in accordance with the instructions to Form 10-Q and the rules and regulations of the SEC. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2012 Annual Report on Form 10-K.

For additional information regarding trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” above and also “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of our 2012 Annual Report on Form 10-K.

One of the risk factors described in the aforementioned 2012 Annual Report on Form 10-K relates to the risk of potential impairment of assets. We test goodwill and long-lived assets including other identifiable intangible assets with finite useful lives for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the second quarter of 2013, the Company considered a number of potential impairment indicators, including the fact that the market value of the equity of the Company traded for a period of time at a value that was less than book value of the equity of the Company. As a result, the Company is required to perform an impairment analysis and as such, is currently conducting an analysis of both long-lived assets and goodwill to determine whether the carrying values are recoverable. To the extent either goodwill or any long-lived assets are not recoverable, we are required to determine the fair value of reporting unit goodwill and long-lived assets and recognize an impairment charge for the difference between the assets’ (or asset groups’) carrying values and their respective fair values. This analysis is expected to be completed in the 2013 third quarter and the results will be reported at that time.

Results of Operations

Revenue:

Our consolidated revenue is generated from three primary sources: (1) environmental solutions provided to oil and gas companies operating in unconventional resource areas, (2) equipment rental activities and (3) the sale of reprocessed fuel oil and other fluids. Additional information about these revenue sources is as follows:

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

•	Revenue from reprocessed fuel oil and other fluids includes the sale of used motor oil and spent antifreeze after it is processed at one of our facilities and is attributable to Industrial Solutions.

Cost of sales:

Cost of sales consists primarily of the following:

•	Wages and benefits for employees performing operational activities;

•	Fuel expense associated with transportation and logistics activities;

•	Costs to repair and maintain transportation and rental equipment and saltwater disposal wells;

•	Depreciation of operating assets included in property, plant and equipment; and

•	Costs to acquire UMO.

General and Administrative Expenses:

General and administrative expenses consist primarily of the following:

•	Wages and benefits for employees performing administrative overhead roles;

•	Professional fees;

•	Provision for doubtful accounts;

•	Transaction and integration costs associated with business acquisitions;

•	Certain insurance costs; and

•	Other costs, including provision for settlement of litigation.

Amortization of intangible assets is a component of operating expenses and represents the allocation of costs for other identifiable intangible assets originating from business acquisitions to future periods based on the assets’ useful lives and/or their projected future cash flows. Intangible assets include customer relationships, customer contracts, disposal permits, vendor relationships and other.

As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, the Company incurred costs totaling approximately $5.0 million in the three months ended June 30, 2013 in connection with a restructuring of its business in several shale basins, including an exit from the Tuscaloosa Marine Shale which resulted in an impairment of certain assets in the basin.

Interest expense includes interest incurred on the outstanding balance of our Revolving Credit Facility including fees on the unutilized portion thereof, interest incurred on our 2018 Notes as well as other indebtedness and amortization of deferred financing costs offset by interest earned on short-term investments.

Loss from equity investment represents the Company’s portion of losses from its 50% interest in a nonconsolidated venture to deliver fresh water to oil exploration and production companies in the Bakken Shale area.

Other expense, net includes primarily gains and losses from changes to contingent consideration estimates incurred in connection with business combinations and the loss attributable to the decline in the value of escrowed assets associated with the indemnification arrangements described previously.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Three Months Ended June 30,		Percent of Revenue Three Months Ended June 30,		Increase (Decrease) 2013 versus 2012
	2013	2012	2013	2012
Non-rental revenue	$145,052	$87,088	87.6%	95.9%	$57,964	66.6%
Rental revenue	20,482	3,681	12.4	4.1	16,801	456.4

Total revenue	165,534	90,769	100.0	100.0	74,765	82.4
Cost of sales	(141,827)	(75,710)	(85.7)	(83.4)	(66,117)	87.3

Gross profit	23,707	15,059	14.3	16.6	8,648	57.4

Operating expenses:
General and administrative expenses	17,515	10,047	10.6	11.1	7,468	74.3
Amortization of intangible assets	8,932	4,869	5.4	5.4	4,063	83.5
Restructuring, impairment and exit costs	4,952	—	3.0	—	4,952	n/a

Total operating expenses	31,399	14,916	19.0	16.5	16,483	110.5

(Loss) income from operations	(7,692)	143	(4.7)	0.2	7,835	(5,479)
Interest expense, net	(13,256)	(6,816)	(8.0)	(7.5)	6,440	94.5
Loss from equity investment	(100)	—	(0.1)	—	100	100%
Loss on extinguishment of debt	—	(2,638)	—	(2.9)	(2,638)	n/a
Other expense, net	(139)	(249)	(0.1)	(0.3)	(110)	(44.2)

Loss before income taxes	(21,187)	(9,560)	(12.9)	(10.5)	11,627	121.6
Income tax benefit	8,338	20,303	5.0	22.4	(11,965)	(58.9)

(Loss) income attributable to common stockholders	$(12,849)	$10,743	(7.8)%	11.8%	$23,592	(219.6)

Non-Rental Revenue

Non-rental revenue for the three months ended June 30, 2013 was $145.1 million, up $58.0 million from $87.1 million for the three months ended June 30, 2012. The increase was driven primarily by Power Fuels, which accounted for approximately $58.3 million of the quarter-over-quarter increase. Non-rental revenue, excluding the Bakken Shale, was relatively flat in the 2013 second quarter.

Rental Revenue

Rental revenue for the three months ended June 30, 2013 was $20.5 million, up $16.8 million from the prior year period. The increase consisted of $17.8 million of rental revenue in the Bakken shale directly attributable to the Power Fuels Merger, offset by a $1.0 million decline in rental revenue in the Company’s other shale basins, primarily due to lower utilization of frac tanks during the period.

Segment Revenue

In the Shale Solutions segment, revenue for the three-month period ended June 30, 2013, increased by $76.2 million, or 130.0%, to $135.0 million. The increase was almost entirely attributable to revenue from Power Fuels as revenue in the other shale basins was essentially flat in the quarter-over-quarter period. Revenue gains in the Marcellus/Utica Shale were largely offset by declines in the Haynesville and Barnett shale basins. Sequentially, activity levels in the Shale Solutions segment increased at a slower-than-expected pace during the 2013 second quarter and were adversely impacted by inclement weather in North Dakota during the period. Revenue in the Industrial Solutions segment, created with the April 2012 acquisition of TFI, was $30.6 million for the quarter ended June 30, 2013, down from $32.0 million in the year-ago period.

Cost of Sales and Gross Profit

Cost of sales was $141.8 million in the three months ended June 30, 2013, up $66.1 million from $75.7 million in the three months ended June 30, 2012. Consistent with the increase in revenue, the increase in cost of sales was primarily attributable to the Power Fuels Merger in 2012, which accounted for approximately $59.5 million of the quarter over quarter increase. The increase in cost of sales included higher depreciation expense of $11.9 million, which included the effects of assets acquired in the TFI acquisition and Power Fuels Merger as well as 2012 capital expenditures and equipment acquired in other business combinations. In the Shale Solutions segment, excluding the effects of Power Fuels, reduced labor and fuel costs were largely offset by higher costs of third-party transportation and disposal due to increased demand from a significant customer in the Marcellus Shale basin. In Industrial Solutions, higher collection and logistics costs coupled with business mix issues driven by stagnant demand in asphalt markets compressed margins.

The resulting gross profit amounted to $23.7 million (14.3% of revenue) in the quarter ended June 30, 2013 compared to $15.1 million (16.6% of revenue) in the corresponding period of 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $17.5 million, up $7.5 million from $10.0 million for the comparable 2012 period. The increase was attributable in part due to acquisition activities, as the Power Fuels Merger accounted for approximately $3.2 million of the quarter-over-quarter increase in general and administrative expenses. In addition, the Company recognized approximately $2.3 million of integration and corporate rebranding expenses in the 2013 quarter. The remainder of the increase in general and administrative expenses for the quarter-over-quarter period is largely the result of increased salaries and benefit costs associated with headcount increases to support business growth.

Amortization of Intangible Assets

Amortization of intangible assets was $8.9 million and $4.9 million for the three-month periods ended June 30, 2013 and 2012, respectively. The increase is due to the large increase in intangible assets acquired in connection with the six acquisitions, including the Power Fuels Merger and TFI acquisition, which were completed during 2012. The largest components of newly acquired intangible assets were customer relationship intangible assets valued at approximately $248.4 million of which $6.9 million was amortized to expense during the second quarter of 2013.

Restructuring, Impairment and Exit Costs

As previously discussed, the Company recorded a charge totaling approximately $5.0 million in the 2013 quarter to restructure its business in certain shale basins and improve overall operating efficiency. In addition to the costs of severance and termination benefits, the charge to earnings included the costs to substantially exit operations in the Tuscaloosa Marine Shale, including $3.5 million associated with the impairment of certain assets in the basin.

(Loss) Income from Operations

As a result of the items discussed in the preceding paragraphs, loss from operations was $7.7 million for the three months ended June 30, 2013, compared to income from operations of $0.1 million in the same period last year.

Interest Expense, net

Interest expense during the three months ended June 30, 2013 was $13.3 million as compared to $6.8 million for the three months ended June 30, 2012. The increase in interest expense during the 2013 period was primarily due to a $4.0 million increase in interest on the $250.0 million and $150.0 million tranches of the 2018 Notes issued in April 2012 and November 2012, respectively, the proceeds of which were used to partially finance, respectively, the TFI acquisition and Power Fuels Merger. In addition, we incurred approximately $1.9 million of interest expense on our revolving credit facility in the second quarter of 2013 as compared to $0.3 million in the second quarter of 2012. Additionally, amortization of deferred financing costs, which is reported as a component of interest expense, increased by approximately $0.8 million in the 2013 three-month period.

Other Expense, net

Other expense, net was $0.1 million in the second quarter of 2013 versus $0.2 million in the same quarter a year ago.

Loss before Income Taxes

Loss before income taxes amounted to $21.2 million for the three months ended June 30, 2013, compared to $9.6 million for the corresponding period of 2012, as a result of the items previously described. On a segment basis, the pre-tax loss in Shale Solutions improved to $1.0 million in the 2013 second quarter from $2.6 million in the year-ago period, reflecting the addition of the Power Fuels business. Income before income taxes in the Industrial Solutions segment was $1.3 million in the 2013 second quarter compared to $5.5 million in the corresponding period of 2012. During the 2013 three-month period, the loss sustained in the Corporate segment was $21.5 million versus $12.5 million in 2012. The primary factors impacting the Corporate segment pre-tax loss are $4.6 million of additional interest expense associated with the 2018 Notes, $2.3 million of integration and corporate rebranding costs, and higher salaries and benefit costs attributable to headcount increases.

Income Taxes

Our income tax benefit for the three months ended June 30, 2013 was $8.3 million, resulting in an effective tax rate of 39.4%. This rate differs from the federal statutory rate of 35.0%, primarily due to the tax impact of state taxes and nondeductible items such as stock based compensation and transaction costs. The Company recorded an income tax benefit of $20.3 million for the three months ended June 30, 2012, largely attributable to a reduction in the valuation allowance, due to acquired sources of taxable income in the form of deferred tax liabilities resulting from the TFI acquisition.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Six Months Ended June 30,		Percent of Revenue Three Months Ended June 30,		Increase (Decrease) 2013 versus 2012
	2013	2012	2013	2012
Non-rental revenue	$283,184	$140,101	87.1%	96.1%	$143,083	102.1%
Rental revenue	41,805	5,627	12.9	3.9	36,178	642.9

Total revenue	324,989	145,728	100.0	100.0	179,261	123.0
Cost of sales	(279,729)	(123,683)	(86.1)	(84.9)	156,046	126.2

Gross profit	45,260	22,045	13.9	15.1	23,215	105.3

Operating expenses:
General and administrative expenses	34,190	17,039	10.5	11.7	17,151	100.7
Amortization of intangible assets	17,657	6,131	5.4	4.2	11,526	188.0
Restructuring, impairment and exit costs	4,952	—	1.5	0.0	4,952	n/a

Total operating expenses	56,799	23,170	17.4	15.9	33,629	145.1

Loss from operations	(11,539)	(1,125)	(3.6)	(0.8)	10,414	925.7
Interest expense, net	(26,671)	(8,962)	(8.2)	(6.2)	17,709	197.6
Loss from equity investment	(142)	—	(0.03)	(0.0)	142	n/a
Loss on extinguishment of debt	—	(2,638)	—	(1.8)	(2,638)	100
Other expense, net	(1,132)	(278)	(0.4)	(0.2)	(854)	307.2

Loss from continuing operations before income taxes	(39,484)	(13,003)	(12.2)	(8.9)	(26,481)	203.7
Income tax benefit	14,003	19,883	4.3	13.6	(5,880)	(29.6)

Net (loss) income attributable to common stockholders	$(25,481)	$6,880	(7.9)%	4.7%	$(32,361)	(470.4)

Non-Rental Revenue

Non-rental revenue for the six months ended June 30, 2013 was $283.2 million, up $143.1 million from $140.1 million for the six months ended June 30, 2012. The increase was driven primarily by the Power Fuels Merger, which was consummated on November 30, 2012. The Power Fuels Merger accounted for approximately $112.3 million of the year-over-year increase in non-rental revenues.

Rental Revenue

Rental revenue for the six months ended June 30, 2013 was $41.8 million, up $36.2 million from the prior year period. Substantially all of the increase in the six-month period was attributable to Power Fuels. Prior to the Power Fuels Merger, rental revenue consisted primarily of rentals of fluid storage tanks.

Segment Revenue

In the Shale Solutions segment, revenue for the six-month period ended June 30, 2013, increased by $151.9 million, or 133.6%, to $265.6 million. The increase was substantially attributable to revenue in the Bakken Shale following the November 30, 2012 Power Fuels Merger. Additionally, the Marcellus Shale experienced significant year-over-year growth but such growth was offset by revenue declines in the Haynesville and Barnett Shale basins. Revenue in the Industrial Solutions segment, created with the April 2012 acquisition of TFI, was $59.4 million for the six months ended June 30, 2013, compared to $32.0 million for the post-acquisition period through June 30, 2012.

Cost of Sales and Gross Profit

Cost of sales was $279.7 million in the six months ended June 30, 2013, up $156.0 million from $123.7 million in the same period a year ago. Consistent with the increase in revenue, the 2013 increase in cost of sales was primarily attributable to Power Fuels, which accounted for approximately $117.9 million of the year-over-year increase. In Shale Solutions, excluding the effects of Power Fuels, labor and fuel costs in the 2013 six-month period were lower than in the same period of 2012, while third-party transportation and disposal costs were significantly higher in the 2013 period owing to heightened demand from a significant customer in the Marcellus Shale basin. As noted in the quarterly discussion, higher collection and logistics costs coupled with business mix issues driven by stagnant demand in asphalt markets compressed margins in the Company’s Industrial Solutions segment. The increase in cost of sales also reflected higher depreciation expense of $26.2 million, including the effects of assets acquired in the TFI acquisition and Power Fuels Merger as well as 2012 capital expenditures and equipment acquired in other business combinations. Gross profit was $45.3 million in the first two quarters of 2013 compared to $22.0 million in the same period of 2012, as the gross profit contribution by Power Fuels was partially negated by diminished profitability in the other shale basins as well as from TFI. The gross margin declined slightly despite the addition of the relatively higher margin Power Fuels business due to the overall impact of higher depreciation.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 were $34.2 million, up $17.2 million from $17.0 million for the comparable 2012 period. The addition of the Power Fuels business accounted for approximately $6.3 million of the year-over-year increase in general and administrative expenses. Other contributing factors for the higher expense levels in 2013 were $3.0 million of integration and rebranding costs and a $1.6 million charge for the preliminary settlement of the shareholder derivative action and lawsuit (Note 10). The remainder of the increase in general and administrative expenses in the six-month year-over-year period is largely the result of increased salaries and benefit costs associated with higher staffing levels to support the business growth.

Amortization of Intangible Assets

Amortization of intangible assets was $17.7 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase is due to the large increase in intangible assets acquired in connection with the six acquisitions, including the Power Fuels Merger and TFI acquisition, that were completed during 2012. (Note 3). The largest components of newly-acquired intangible assets were customer relationship intangible assets valued at approximately $248.4 million of which $13.6 million was amortized to expense during the first six months of 2013.

Loss from Operations

Loss from operations was $11.5 million for the six months ended June 30, 2013, compared to $1.1 million for the same period in 2012 primarily due to the factors described in the preceding paragraphs.

Interest Expense, net

Interest expense, net during the six months ended June 30, 2013 was $26.7 million as compared to $9.0 million for the six months ended June 30, 2012. The increase in interest expense during the 2013 period was primarily attributable to (a) $13.9 million of additional interest on the $400.0 million of the 2018 Notes issued in April 2012 ($250.0 million) and November 2012 ($150.0 million), the proceeds of which were used to partially finance the TFI acquisition and Power Fuels Merger, (b) higher interest expense on amounts outstanding under the Revolving Credit Facility and (c) increased amortization of deferred financing costs to interest expense in the six months ended June 30, 2013.

Other Expense, net

Other expense, net was $1.1 million in the six months ended June 30, 2013 and consisted primarily of an approximate $1.0 million loss incurred in the first quarter of 2013 in connection with a decline in the value of certain shares placed in escrow upon the closing of the TFI acquisition. Pursuant to the terms and conditions of the stock purchase agreement related to the TFI acquisition, the Company was required to indemnify the sellers for a decline in the value of escrowed shares after the one-year anniversary of the TFI acquisition and upon liquidation of the escrowed shares. The charge recognized was partially offset by a reduction to a tax indemnification receivable that was established in 2012 upon the Company making payment to the seller for certain estimated tax benefits associated with transaction-related costs. Other expense, net amounted to approximately $0.3 million in the six months ended June 30, 2012.

Loss before Income Taxes

Loss before income taxes amounted to $39.5 million for the six months ended June 30, 2013, compared to $13.0 million for the corresponding period of 2012, due to the items described in the preceding paragraphs. On a segment basis, pre-tax income in Shale Solutions improved to $1.4 million in the 2013 six-month period from a pre-tax loss of $2.0 million in the year-ago period, owing in part to the addition of the Power Fuels business. Income before income taxes in the Industrial Solutions segment was $0.9 million in the 2013 six-month period compared to $5.5 million in the period from the date of the acquisition of TFI through June 30, 2012 (the Company operated in only one reportable segment in the first quarter of 2012). During the six months ended June 30, 2013, the loss in the Corporate segment was $41.8 million, compared to a loss of $16.5 million in the 2012 period. The primary factors impacting the Corporate segment pre-tax loss are $13.9 million of additional interest expense associated with the 2018 Notes, a $1.6 million charge associated with the derivative litigation settlement, $3.0 million of integration and corporate rebranding costs and higher salaries and benefit costs attributable to headcount growth.

Income Taxes

Our income tax benefit for the six months ended June 30, 2013 was $14.0 million, resulting in an effective tax rate of 35.5%. This rate differs from the federal statutory rate of 35.0%, primarily due to the tax impact of state taxes offset by nondeductible items and by $1.5 million of out-of-period adjustments to deferred taxes associated with intangible assets. Our income tax benefit for the six months ended June 30, 2012 was $19.9 million. As noted in the quarter-over-quarter discussion, our effective income tax rate for the six months ended June 30, 2012 differs from the federal statutory rate of 35.0% primarily due to reductions in valuation allowance, due to acquired sources of taxable income in the form of deferred tax liabilities resulting from the TFI acquisition.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our primary source of capital is from cash generated by our operations with additional sources of capital from borrowings available under our Revolving Credit Facility as well as the debt and equity capital markets. Our historical acquisition activity has been, and any future acquisition activity is expected to be, highly capital intensive, with significant investments required in order to expand our presence in the major United States shale basins, access new shale basins and expand the breadth and scope of the services we provide. The following table summarizes our sources and uses of cash for the six months ended June 30, 2013 and 2012 (in 000s):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$36,476	$8,282
Net cash used in investing activities	(21,194)	(252,016)
Net cash (used in) provided by financing activities	(21,254)	168,673

Net decrease in cash and cash equivalents	$(5,972)	$(75,061)

As of June 30, 2013, we had cash and cash equivalents of $10.2 million, a decrease of $6.0 million from December 31, 2012, as improved cash flow from operations was offset by capital expenditures and reductions in outstanding indebtedness. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our revolving credit facility.

Operating Activities — Net cash provided by operating activities was $36.5 million for the six months ended June 30, 2013 and consisted of the add-back of non-cash items and other adjustments of $58.9 million combined (of which $62.7 million was depreciation and amortization of intangible assets) and a $3.1 million change in net operating assets and liabilities offset by a net loss of $25.5 million. The increase in net operating liabilities resulted from improvements in the Company’s trade cycle, including collections of accounts receivable.

Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2012 and consisted of non-cash items and other adjustments of $8.8 million combined with net income of $6.9 million offset by a $7.4 million increase in net operating assets. The increase in net operating assets included a $14.5 million increase in accounts receivable due largely to revenue growth coupled with slower collections. Non-cash items and adjustments included $24.1 million of depreciation and amortization of intangible assets.

Investing Activities — Net cash used in investing activities was $21.2 million for the six months ended June 30, 2013 and consisted primarily of $23.0 million of capital expenditures including $12.5 million of upgrades to the produced water pipeline in the Haynesville Shale.

Net cash used in investing activities was $252.0 million for the six months ended June 30, 2012 and consisted of $232.2 million of cash payments associated with business acquisitions, principally TFI, and $26.8 million of capital expenditures offset by proceeds from the sale of available-for-sale securities ($5.2 million) and from the sale of property and equipment ($1.8 million).

Financing Activities — Net cash used in financing activities was $21.3 million for the six months ended June 30, 2013 and consisted of a net reduction of $17.5 million in borrowings outstanding under our Revolving Credit Facility, $2.6 million of payments under capital leases and notes payable and $0.9 million of contingent consideration payments.

For the corresponding period of 2012, net cash provided by financing activities was $168.7 million and consisted of $74.4 million of net proceeds received from the sale of 18.2 million shares of our common stock in a public offering at $4.40 per share, and net proceeds of $248.6 million from the issuance of the first tranche of our 2018 Notes in April 2012, offset by $140.2 million payment on a term loan, which was repaid during the second quarter of 2012 using a portion of the proceeds received from the sale of common stock described above. The issuance of the 2018 Notes in April 2012 was used primarily to fund our acquisition of TFI.

Capital Expenditures

Capital expenditures for three months ended June 30, 2013, excluding acquisitions, totaled $23.0 million, and included $12.5 million of capital outlays for upgrades to the Company’s produced water pipeline in the Haynesville Shale area. A significant portion of our transportation fleet requirements are financed through capital leases, which are not included in the capital expenditures noted above. Transportation assets purchased under capital lease obligations totaled approximately $5.8 million and $20.0 million in the six months ended June 30, 2013 and 2012, respectively. Excluding costs associated with the produced water pipeline, capital expenditures decreased approximately $7.4 million in the first six months of 2013 compared to the same period of 2012. This decrease was due in part to our focus on improving the utilization of existing assets and optimizing resource allocations in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for the remainder of 2013, as well as any acquisitions we choose to pursue, will likely be financed through a combination of cash on hand, cash flow from operations, borrowings under our revolving credit facility and capital or operating leases, and, in the case of acquisitions, issuances of equity. We may also issue additional debt securities.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations, and capital expenditures including acquisitions. As of June 30, 2013, we had $551.6 million of indebtedness outstanding, consisting of $129.5 million under the Revolving Credit Facility, $400.0 million of 2018 Notes and $22.9 million under capital lease and other notes payable obligations related to transportation fleet purchases. The 2018 Notes, which were issued in separate tranches, are presented net of unamortized issuance discounts and premiums of $1.2 million and $0.3 million, respectively, in our consolidated balance sheet at June 30, 2013.

Under the terms of the Revolving Credit Facility, the Company is required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a maximum senior leverage ratio based on “Consolidated EBITDA,” as defined in the revolving credit agreement, for each trailing four-quarter period. The required and actual ratios at June 30, 2013, all of which the Company was in compliance with, are as follows:

	Required	Actual
Minimum interest coverage ratio	2.75x	4.18x
Maximum total leverage ratio	4.00x	3.54x
Maximum senior leverage ratio	2.50x	1.00x

Availability under the Revolving Credit Facility for future borrowings as of June 30, 2013, based on the most restrictive financial covenant, was $73.1 million, which is net of our total outstanding borrowings and $2.7 million of outstanding letters of credit. As of August 7, 2013 the outstanding balance on the Revolving Credit Facility was approximately $129.5 million and as a result, availability remained unchanged from June 30, 2013.

The Revolving Credit Facility contains a number of other covenants that, among other things, limit or restrict our ability to incur liens (other than liens securing capital leases and purchase money debt); make further negative pledges; make loans, advances and other investments, including acquisitions (provided that acquisitions shall be permitted to the extent that the target is in the water or environmental services industry, that the representations and warranties are true and correct in all material respects as of the acquisition date and certain pro forma ratios are met); declare dividends, distributions and issuances of equity interest or repayment of the same; make fundamental changes; make prepayments, redemptions and purchases of subordinated and certain other debt; engage in transactions with affiliates; pay dividends and make other payments affecting subsidiaries; make changes in lines of business, fiscal year and accounting practices; make material amendments to our organization documents; engage in sales-leaseback transactions; engage in hedging transactions; make capital expenditures and incur operating lease obligations. If an event of default were to occur under the Revolving Credit Facility, the Company would seek a waiver of the covenants and could incur upfront fees and increased interest costs; however, there can be no assurances that such a waiver could be obtained. Failure to obtain a waiver would trigger a requirement that the outstanding balance under the Revolving Credit Facility be repaid immediately.

The indentures governing the 2018 Notes also contain restrictive covenants that, among other things, limit our ability to transfer or sell assets; pay dividends or make certain distributions, buy subordinated indebtedness or securities, make certain investments or make other restricted payments; incur or guarantee additional indebtedness or issue preferred stock; create or incur liens securing indebtedness; incur dividend or other payment restrictions affecting restricted subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; engage in business other than a business that is the same or similar, reasonably related, complementary or incidental to our current business and/or that of our restricted subsidiaries; and make certain acquisitions or investments. The Company was compliant with these covenants at June 30, 2013.

Outlook

We believe that cash generated from operations, together with cash on hand and amounts available under our Revolving Credit Facility will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months and the foreseeable future. Should operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, we expect to further adjust our capital spending plans accordingly. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Quarterly Report.

From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our capacity to repurchase common stock is limited to $3.0 million per year by the Revolving Credit Facility unless certain payment conditions are satisfied.

EBITDA

As a supplement to the financial statements in this Quarterly Report on Form 10-Q, which are prepared in accordance with U.S. GAAP, we also present EBITDA because we believe this information is useful to financial statement users in evaluating our financial performance. We define EBITDA as consolidated net income (loss) from operations before net interest expense, income taxes and depreciation and amortization. We also use EBITDA to evaluate our financial performance, make business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. EBITDA is not a measure of performance calculated in accordance with U.S. GAAP and there are material limitations to its usefulness on a stand-alone basis. EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital requirements and pay our income taxes. In addition, certain items excluded from EBITDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Financial statement users should use EBITDA in addition to, and not as an alternative to, net (loss) income as defined under and calculated in accordance with U.S. GAAP.

The table below provides a reconciliation between net (loss) income attributable to common stockholders, as determined in accordance with U.S. GAAP, and EBITDA (in 000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income attributable to common stockholders	$(12,849)	$10,743	$(25,481)	$6,880
Depreciation of property, plant and equipment	22,339	9,988	45,061	17,973
Amortization of intangible assets	8,932	4,869	17,657	6,131
Interest expense, net	13,256	6,816	26,671	8,962
Income tax benefit	(8,338)	(20,303)	(14,003)	(19,883)

EBITDA	$23,340	$12,113	$49,905	$20,063

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for us is the reporting period starting January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements. As permitted under ASU 2013-02, we will elect to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in 2013 if and when reclassification adjustments are made. There were no reclassification adjustments from any components of accumulated other comprehensive income during the three and six months ended June 30, 2013 and 2012.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us were the annual and interim periods starting January 1, 2012. As permitted under ASU 2011-08 we elected to bypass the qualitative assessment at September 30, 2012, and instead proceeded directly to performing the first step of the two-step goodwill impairment test. As previously described, during the second quarter of 2013, the Company considered a number of potential impairment indicators, including the fact that the market value of the equity of the Company traded for a period of time at a value that was less than book value of the equity of the Company. As a result, the Company is required to perform an impairment analysis and as such, is currently conducting an analysis of both long-lived assets and goodwill to determine whether the carrying values are recoverable and the extent of any goodwill impairment. The impairment analysis is expected to be completed in the 2013 third quarter and the results will be reported at that time.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies in the six months ended June 30, 2013 from those contained in our 2012 Annual Report on Form 10-K.

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

Commodity Risk

We are subject to market risk exposures arising from declines in oil and natural gas drilling activity in unconventional areas, which is primarily a function of the market price for oil and natural gas. Various factors beyond our control affect the market prices for oil and natural gas, including but not limited to the level of consumer demand, governmental regulation, the price and availability of alternative fuels, political instability in foreign markets, weather-related factors and the overall economic environment. During 2012, in response to a drop in natural gas prices we redeployed resources to oil-rich shale areas where drilling activity was more robust. Market prices for oil and natural gas have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Prolonged declines in the market price of oil and/or natural gas can have a significant impact on drilling activity and accordingly reduce demand for our services. We attempt to manage this risk by strategically aligning our assets with those areas where we believe demand is highest and market conditions for our services are most favorable. To the extent assets cannot be transferred to markets with higher demand for our services, underutilized long-lived assets and goodwill are required to be evaluated for recoverability. As described in Note 1 to the accompanying condensed consolidated financial statements, we are currently conducting an analysis of both our long-lived assets and goodwill to determine if their carrying values are recoverable and if not, the extent of any impairment. This analysis is expected to be completed in the 2013 third quarter and the results will be reported at that time.

Interest Rates

As of June 30, 2013 the outstanding principal balance on our revolving credit facility was $129.5 million with variable rates of interest based generally on London inter-bank offered rate (“LIBOR”) plus a margin of between 2.50% and 3.75% based on a ratio of the Company’s total debt to EBITDA (as defined in the Revolving Credit Facility), or an alternate interest rate equal to the higher of the Federal Funds Rate as published by the Federal Reserve Bank of New York plus  1/2 of 1.00%, the prime commercial lending rate of the administrative agent under the Credit Agreement, and monthly LIBOR plus 1.00%, plus a margin of between 1.50% and 2.75% based on the Company’s total debt to EBITDA (as defined in the Revolving Credit Facility). We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the six months ended June 30, 2013 our net interest expense for the three and six months ended June 30, 2013 would have increased by an estimated $0.4 million and $0.7 million, respectively.

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

Changes in Internal Control over Financial Reporting

As a result of two material acquisitions completed in 2012, the Company is in the process of harmonizing internal controls over financial reporting on a company-wide basis. Except for this harmonization effort, there were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Litigation” in Note 10 of the Notes to our Consolidated Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors.

One of the risk factors noted in the 2012 10-K relates to the risk of potential impairment of assets. We test goodwill and long-lived assets including other identifiable intangible assets with finite useful lives for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the second quarter of 2013, the Company considered a number of potential impairment indicators, including the fact that the market value of the equity of the Company traded for a period of time at a value that was less than book value of the equity of the Company. As a result, the Company is required to perform an impairment analysis and as such, is currently conducting an analysis of its long-lived assets and goodwill to determine whether the carrying values are recoverable. To the extent either goodwill or any long-lived assets are not recoverable, we are required to determine the fair value of reporting unit goodwill and long-lived assets and recognize an impairment charge for the difference between the assets’ (or asset groups’) carrying values and their respective fair values. This analysis is expected to be completed in the 2013 third quarter and the results are expected to be reported at that time.

Other than the asset impairment risk described in the preceding paragraph, there have been no material changes from the risk factors as previously disclosed in our 2012 Annual Report on Form 10-K filed with the SEC on March 18, 2013.

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

Date: August 8, 2013

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	Chief Executive Officer and President

/s/ Jay C. Parkinson
Name:	Jay C. Parkinson
Title:	Executive Vice President and Chief Financial Officer