Form 10-Q
period 2013-09-30
Nuverra Environmental Solutions, Inc.
filed 2013-11-12
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-33816

Delaware	26-0287117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254

(602) 903-7802

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2013 was 259,944,134.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	financial results that may be volatile and may not reflect historical trends due to, among other things, acquisition and disposition activities, fluctuations in consumer trends, pricing pressures, changes in raw material or labor prices or rates related to our business and changing regulations or political developments in the markets in which we operate;

•	risks associated with our indebtedness, including our ability to manage our liquidity needs and to comply with covenants under our credit facilities, the indenture governing our outstanding 9.875% Senior Notes due 2018 (the “2018 Notes”) and other existing financing obligations;

•	difficulties in identifying and completing acquisitions, and differences in the type and availability to us of consideration or financing for such acquisitions;

•	difficulties encountered in integrating acquired or merged assets, businesses, employees and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	availability of supplies of used motor oil and demand for recycled fuel oil, and prices thereof;

•	fluctuations in prices and demand for commodities such as oil and natural gas;

•	changes in customer drilling activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

•	risks associated with the operation, construction and development of salt water disposal wells and pipelines, including access to additional disposal well locations and pipeline rights-of-way, and unscheduled delays or inefficiencies;

•	the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets;

•	changes in economic conditions in the markets in which we operate or in the world generally, including as a result of political uncertainty;

•	reduced demand for our services, including due to regulatory or other influences related to extraction methods such as fracturing, shifts in production into shale areas in which we do not currently have operations or the loss of key customers;

•	control of costs and expenses;

•	present and possible future claims, litigation or enforcement actions or investigations;

•	natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism that may impact our corporate headquarters, assets (including our wells or pipelines), or distribution channels, or which otherwise disrupt the markets we serve;

•	the threat or occurrence of international armed conflict;

•	the unknown future impact on our business from the Affordable Care Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated thereunder;

•	risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction and re-refining businesses, particularly relating to water usage, disposal, transportation and treatment, uses of refined fuel oil, collection of used motor oil, and transportation of oil;

•	uncertainties in evaluating goodwill and long-lived assets for potential impairment; and

•	other risks referenced from time to time in our past and future filings with the United States Securities and Exchange Commission (“SEC”) including in this Quarterly Report on Form 10-Q.

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

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$9,935	$16,211
Restricted cash	83	3,536
Accounts receivable, net of allowance for doubtful accounts of $6,011 and $5,967 at September 30, 2013 and December 31, 2012, respectively	101,314	117,528
Inventories	5,596	5,710
Prepaid expenses and other receivables	11,237	8,587
Deferred income taxes	11,963	12,495
Other current assets	656	1,824

Total Current Assets	140,784	165,891
Property, plant and equipment, net of accumulated depreciation of $131,048 and $63,064 at September 30, 2013 and December 31, 2012, respectively	522,657	604,870
Equity investments	4,020	8,279
Intangibles, net	248,978	284,698
Goodwill	456,696	555,091
Other long-term assets	22,905	25,510

Total Assets	$1,396,040	$1,644,339

Liabilities and Equity
Accounts payable	$35,973	$29,538
Accrued liabilities	57,894	41,274
Accrued interest	18,559	8,991
Current portion of contingent consideration	8,155	1,968
Current portion of long-term debt	5,475	4,699

Total Current Liabilities	126,056	86,470
Deferred income taxes	60,041	128,992
Long-term debt	529,686	561,427
Long-term contingent consideration	9,140	8,863
Financing obligation to acquire non-controlling interest	9,821	9,021
Other long-term liabilities	4,268	1,805

Total Liabilities	739,012	796,578

Commitments and contingencies (note 12)
Preferred stock, $0.001 par value, (1,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Common stock, $0.001 par value, (500,000,000 shares authorized, 274,251,331 shares issued and 259,942,768 outstanding at September 30, 2013 and 266,118,447 shares issued and 251,809,884 outstanding at December 31, 2012)	273	265
Additional paid-in capital	1,340,550	1,318,181
Purchased warrants	—	(6,844)
Treasury stock	(19,503)	(19,503)
Accumulated deficit	(664,292)	(444,338)

Total Equity of Nuverra Environmental Solutions, Inc.	657,028	847,761

Total Liabilities and Equity	$1,396,040	$1,644,339

The accompanying notes are an integral part of these consolidated financial statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Non-rental revenue	$143,286	$90,465	$426,470	$230,566
Rental revenue	19,320	2,585	61,125	8,212

Total revenue	162,606	93,050	487,595	238,778
Cost of sales	(143,342)	(76,633)	(423,071)	(200,316)

Gross profit	19,264	16,417	64,524	38,462

Operating expenses:
General and administrative expenses	37,497	10,592	71,687	27,630
Amortization of intangible assets	5,874	5,281	23,531	11,413
Goodwill impairment	98,500	—	98,500	—
Long-lived asset impairment	108,401	—	111,900	—
Restructuring and exit costs	—	—	1,453	—

Total operating expenses	250,272	15,873	307,071	39,043

(Loss) income from operations	(231,008)	544	(242,547)	(581)
Interest expense, net	(13,473)	(6,968)	(40,144)	(15,930)
Income from equity investment	183	—	41	—
Loss on extinguishment of debt	—	—	—	(2,638)
Other expense, net	(4,355)	(2,287)	(5,487)	(2,565)

Loss before income taxes	(248,653)	(8,711)	(288,137)	(21,714)
Income tax benefit (expense)	54,915	(634)	68,918	19,249

Net loss attributable to common stockholders	$(193,738)	$(9,345)	$(219,219)	$(2,465)

Loss per share:
Basic	$(0.78)	$(0.06)	$(0.90)	$(0.02)

Diluted	$(0.78)	$(0.06)	$(0.90)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(193,738)	$(9,345)	$(219,219)	$(2,465)

Other comprehensive loss, net of tax:
Available-for-sale securities	—	(8)	—	(8)

Comprehensive loss, net of tax	$(193,738)	$(9,353)	$(219,219)	$(2,473)

The accompanying notes are an integral part of these consolidated financial statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(219,219)	$(2,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	66,325	27,639
Amortization of intangible assets	23,531	11,413
Amortization of deferred financing costs	3,446	352
Loss on extinguishment of debt	—	2,638
Amortization of issuance discounts and premiums	106	—
Stock-based compensation	3,295	2,377
Bad debt expense	1,871	955
Deferred income taxes	(69,593)	(20,921)
Gain from equity investment	(41)	—
Goodwill impairment	98,500	—
Impairment of long-lived assets	111,900	—
Loss on disposal of assets	637	1,771
Write-down of cost method investments	4,300	—
Other	532	1,781
Changes in operating assets and liabilities:
Accounts receivable, net	15,096	(19,774)
Prepaid expenses, inventory and other assets	(667)	511
Accounts payable and accrued expenses	26,788	518
Accrued interest	9,568	11,145

Net cash provided by operating activities	76,375	17,940
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(10,570)	(232,175)
Purchases of property, plant and equipment	(35,617)	(33,844)
Proceeds from acquisition-related working capital adjustment	2,067	—
Proceeds from sale and maturity of available-for-sale securities	—	5,169
Proceeds from the sale of property and equipment	1,397	6,877

Net cash used in investing activities	(42,723)	(253,973)
Cash flows from financing activities:
Proceeds from revolving credit facility	52,001	—
Payments on revolving credit facility	(84,501)	—
Payments on capital leases	(3,283)	(3,413)
Payments on notes payable	(724)	(715)
Proceeds from issuance of 2018 Notes	—	248,605
Proceeds from equity offering	—	74,448
Payments on long-term debt	—	(140,174)
Payments of contingent consideration	(1,784)	(500)
Payment of deferred financing costs	(828)	(11,481)
Other	(809)	746

Net cash (used in) provided by financing activities	(39,928)	167,516

Net decrease in cash and cash equivalents	(6,276)	(68,517)
Cash and cash equivalents at beginning of year	16,211	80,194

Cash and cash equivalents at end of year	$9,935	$11,677

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,965	$2,576
Cash paid for taxes, net of refunds	602	1,494
Supplemental schedule of non-cash investing and financing activities:
Purchases of property, plant and equipment under capital leases	$5,774	$20,367
Property, plant and equipment purchases in accounts payable	4,094	1,925
Common stock issuances for business acquisitions	24,286	46,122

The accompanying notes are an integral part of these consolidated financial statements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

Nine months ended September 30, 2013

(Unaudited)

(In thousands, except share data)

		Common Stock		Additional Paid-In Capital	Purchased Warrants		Treasury Stock		Accumulated Deficit
	Total	Number	Amount		Number	Amount	Number	Amount
Balance at December 31, 2012	$847,761	266,118,447	$265	$1,318,181	11,331,197	$(6,844)	14,308,563	$(19,503)	$(444,338)
Stock-based compensation	3,295	—	—	3,295	—	—	—	—	—
Issuance of common stock to employees	—	153,333	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	24,286	7,408,049	7	24,279	—	—	—	—	—
Issuance of common stock for payment of contingent consideration	47	11,942	—	47	—	—	—	—	—
Shares returned from escrow	(28)	—	—	(28)	—	—	—	—	—
Issuance of common stock for legal settlement	1,621	558,660	1	1,620	—	—	—	—	—
Retirement of purchased warrants	—	—	—	(6,844)	(11,331,197)	6,844	—	—	—
Distribution to AWS noncontrolling shareholder	(735)	—	—	—	—	—	—	—	(735)
Other	—	900	—	—	—	—	—	—	—
Comprehensive loss:
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—
Net loss	(219,219)	—	—	—	—	—	—	—	(219,219)

Comprehensive loss	(219,219)	—	—	—	—	—	—	—	—

Balance at September 30, 2013	$657,028	274,251,331	$273	$1,340,550	—	$—	14,308,563	$(19,503)	$(664,292)

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

Since the acquisition of Thermo Fluids Inc. (“TFI”) on April 10, 2012, the Company has operated through two business segments: Shale Solutions (previously referred to as Fluids Management) and Industrial Solutions (previously referred to as Recycling).

Shale Solutions provides comprehensive environmental solutions for “unconventional” oil and gas exploration and production including the delivery, collection, treatment, recycling, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. Shale Solutions currently operates in select shale areas in the United States including the predominately oil-rich shale areas consisting of the Utica, Eagle Ford, Tuscaloosa Marine, Mississippian Lime and Permian Shale areas and, since the completion of the merger with Badlands Power Fuels, LLC on November 30, 2012, the Bakken Shale basin, and the predominately gas-rich shale areas consisting of the Haynesville, Marcellus and Barnett Shale areas. Shale Solutions serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment, recycling or disposal of complex water flows, such as flowback and produced brine water, and solids such as drill cuttings, and management of other environmental products in connection with shale oil and gas hydraulic fracturing drilling, or “hydrofracturing,” operations. In addition, Shale Solutions rents certain of its equipment to customers, including providing for delivery and pickup.

In the fourth quarter of 2013, the Company announced a strategic organizational realignment of Shale Solutions into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Barnett, Eagle Ford, Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this change is ongoing and is not expected to be finalized until early 2014. Refer to Note 13 for additional information.

Industrial Solutions provides route-based environmental services and waste recycling solutions that focus on the collection and recycling of used motor oil (“UMO”) and is the largest seller of reprocessed fuel oil (“RFO”) from recovered UMO in the Western United States. The Company also provides environmental services including the recycling of spent anti-freeze and oil filters. In October 2013, the Company’s board of directors authorized commencement of a process to divest TFI, also known as Industrial Solutions. Refer to Note 16 for additional information.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Our condensed consolidated balance sheet as of December 31, 2012, included herein, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013 (our “2012 Annual Report on Form 10-K”). Unless stated otherwise, any reference to income statement items in these accompanying unaudited interim condensed consolidated financial statements refers to results from continuing operations. In addition, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these financial statements and related notes pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2012 Annual Report on Form 10-K as well as other information we have filed with the SEC.

Impairment of Long-Lived Assets and Goodwill

The Company tests its goodwill and long-lived assets including other identifiable intangible assets, with finite useful lives, for impairment if and when events or changes in circumstances indicate the carrying value of goodwill and/or long-lived assets may not be recoverable. Due to the existence of impairment indicators, which were present at June 30, 2013, and previously disclosed, the Company performed a company-wide impairment review of its long-lived assets, and goodwill, which it completed during the quarter ended September 30, 2013. Indicators of impairment include adverse changes in the business climate of certain Shale basins including persistently low natural gas prices and shifts in customer end markets and resulting higher logistics costs in the Company’s Industrial Solutions operating segment combined with lower-than-expected financial results, and the fact that the market value of the equity of the Company traded for a period of time at a value that was less than book value of the equity of the Company. In connection with the impairment review, the Company recognized charges for impairment of long-lived assets and goodwill of $108.4 million and $98.5 million, respectively, in the three months ended September 30, 2013. Refer to Note 5 to the condensed consolidated financial statements for additional information.

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

Reclassifications

Certain reclassifications have been made to prior period amounts in the condensed consolidated statements of operations and cash flows in order to conform to the current year’s presentation. As a result of the Power Fuels merger (see Note 3) rental revenue and non-rental revenue are now presented separately in the condensed consolidated statement of operations. Additionally, other non-cash items affecting net cash provided by operating activities are presented in greater detail.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for the Company is the reporting period starting January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements. As permitted under ASU 2013-02, the Company will elect to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in 2013 if and when reclassification adjustments are made. There were no reclassification adjustments from any components of accumulated other comprehensive income during the nine months ended September 30, 2013 and 2012.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the Company were the annual and interim periods starting January 1, 2012. As previously discussed, the Company performed an assessment of qualitative factors at June 30, 2013 and concluded that impairment indicators were present. These impairment indicators include adverse changes in the business climate of certain Shale basins including persistently low natural gas prices and shifts in customer end markets and resulting higher logistics costs in the Company’s Industrial Solutions operating segment combined with lower-than-expected financial results, and the fact that the market value of the equity of the Company traded for a period of time at a value that was less than book value of the equity of the Company. The Company completed its impairment review of long-lived assets and goodwill during the quarter ended September 30, 2013. See Notes 4 and 5 to the Condensed Consolidated Financial Statements for additional information.

(2) Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common stock equivalent shares during the period. Common stock equivalent shares result from the assumed exercises of outstanding warrants, restricted stock, and stock options, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock.

For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of September 30, 2013 and 2012, respectively, excluded from the computation of basic EPS are approximately 10.4 million and 7.9 million of contingently returnable shares that are subject to sellers’ indemnification obligations and were being held in escrow as of such dates.

The following table presents the calculation of basic and diluted net loss per common share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss attributable to common stockholders	$(193,738)	$(9,345)	$(219,219)	$(2,465)

Denominator:
Weighted average shares - basic	248,538,766	147,655,773	243,155,155	139,312,830

Common stock equivalents (a)	—	—	—	—

Total weighted average shares - diluted	248,538,766	147,655,773	243,155,155	139,312,830

Loss per common share - basic	$(0.78)	$(0.06)	$(0.90)	$(0.02)

Loss per common share - diluted	$(0.78)	$(0.06)	$(0.90)	$(0.02)

Antidilutive stock-based awards excluded (b)	3,395,833	2,801,833	3,445,833	2,851,833

(a)	For the three and nine months ended September 30, 2013 and 2012, no shares of common stock underlying stock options, restricted stock or other common stock equivalents were included in the computation of diluted EPS because the inclusion of such shares would be antidilutive based on the net losses reported.
(b)	Represents stock options with exercise prices that exceeded the average market prices of our common stock for the three and nine months ended September 30, 2013 and 2012.

(3) Acquisitions

2013 Acquisitions

During the nine months ended September 30, 2013, the Company completed three acquisitions in Shale Solutions, including two in the Marcellus/Utica Shale (trucking and disposal assets) and one in the Bakken Shale (an oilfield waste disposal landfill). On July 9, 2013, the Company acquired Ideal Oilfield Disposal, LLC (“Ideal”), a greenfield oilfield disposal landfill site located in North Dakota. The acquisition includes land, certain land improvements and a disposal permit. Total consideration was $24.6 million including stock valued at $6.7 million, cash of $9.8 million, and contingent consideration of approximately $8.1 million. Refer to Note 12 for additional information regarding the contingent consideration related to Ideal. Further, the Company will pay the former owners of Ideal certain additional amounts based on future revenues of the landfill, which will be expensed as incurred.

The aggregate purchase price of the acquired businesses was approximately $42.9 million consisting of 7,408,050 shares of the Company’s common stock with an estimated fair value of approximately $24.3 million, cash consideration of approximately $10.5 million and contingent consideration of approximately $8.1 million. The results of operations of the three acquisitions were not material to our consolidated results of operations during the nine-month period.

The preliminary allocations of the combined aggregate purchase prices at the respective 2013 acquisition dates are summarized as follows (in thousands):

Accounts receivable	$753
Other current assets	13
Property, plant and equipment	41,942
Customer relationships	400
Goodwill	341
Accounts payable and accrued liabilities	(189)
Other long-term liabilities	(302)

Total	$42,958

The goodwill relates to the pool of customer-qualified drivers acquired in connection with one of the Marcellus/Utica acquisitions.

Power Fuels Merger

On November 30, 2012, the Company and its wholly-owned subsidiary, Rough Rider Acquisition, LLC completed a merger (the “Power Fuels Merger”) with Badlands Power Fuels, LLC (collectively with its subsidiaries, “Power Fuels”) of which the Company’s Chief Executive Officer and Vice Chairman, Mark D. Johnsrud, was the sole member. Prior to the merger, Power Fuels was a privately-held North Dakota-based environmental solutions company providing delivery and disposal of environmental products, fluids transportation and handling, water sales, and equipment rental services for unconventional oil and gas exploration and production customers. As a result of the Power Fuels Merger on November 30, 2012, Power Fuels and its subsidiaries became wholly-owned subsidiaries of the Company.

The aggregate purchase price was approximately $498.8 million (net of settlement of the working capital adjustment of $2.1 million) and was comprised of the following:

•	95.0 million unregistered shares of the Company’s common stock, with a fair value of approximately $371.5 million, of which 10.0 million shares were placed into escrow for up to three years to pay certain potential indemnity claims; and

•	$127.3 million in cash including adjustments for targeted versus actual debt and working capital.

The Power Fuels Merger has been accounted for as a business combination under the acquisition method of accounting. During the nine months ended September 30, 2013, the Company amended its original purchase price allocation to reflect settlement of the working capital adjustment and refined appraisals of the tangible and intangible assets acquired and liabilities assumed, including related tax effects. Such adjustments resulted in a decrease in recorded goodwill of $8.7 million. The final allocation of the purchase price is summarized as follows (in thousands):

Cash	$2,111
Accounts receivable	57,484
Inventory	3,443
Other assets	3,271
Customer relationships	145,000
Property, plant and equipment	287,818
Goodwill	304,031
Accounts payable and accrued expenses	(24,291)
Debt	(150,367)
Deferred income tax liabilities, net	(129,711)

Total	$498,789

The purchase price allocation requires subjective estimates that, if incorrect, could be material to the Company’s consolidated financial statements including the amount of depreciation and amortization expense. The most important estimates for measurement of tangible fixed assets are (a) the cost to replace the asset with a new asset and (b) the economic useful life of the asset after giving effect to its age, quality and condition. The most important estimates for measurement of intangible assets are (a) discount rates and (b) timing and amount of cash flows including estimates regarding customer renewals and cancellations. The adjustments to the purchase price allocation referred to above resulted in a net decrease to depreciation and amortization totaling $1.6 million in the quarter ended September 30, 2013.

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

The acquisition of TFI has been accounted for as a business combination under the acquisition method of accounting. The allocation of the aggregate purchase price, which was revised in the three months ended March 31, 2013 to reflect the final valuations, is summarized as follows (in thousands):

Accounts receivable	$13,808
Inventory	3,456
Other assets	1,431
Customer relationships	93,200
Vendor relationships	16,300
Other intangibles	1,400
Property, plant and equipment	23,685
Goodwill	145,031
Accounts payable and accrued expenses	(13,045)
Deferred income tax liabilities, net	(39,261)

Total	$246,005

The goodwill recognized was attributable to TFI’s assembled workforce and premium associated with the opportunity to further diversify the Company’s operations and service offerings.

As discussed in Note 16 to the condensed consolidated financial statements in October 2013, the Company’s board of directors authorized a process to divest TFI.

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

In conjunction with the acquisition completed in Shale Solutions in the third quarter of 2012, the Company acquired a 51% interest in Appalachian Water Services, LLC (“AWS”) which owns and operates a water treatment and recycling facility in Southwestern Pennsylvania, and has a call option to buy the remaining 49% at a fixed price at a stated future date, and the noncontrolling interest holder has a put option to sell the remaining 49% percent to the Company under those same terms. As such, the fixed price of the call option is equal to the fixed price of the put option. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the option contracts are viewed on a combined basis with the noncontrolling interest and accounted for as the Company’s financing of the purchase of the noncontrolling interest. Accordingly, $9.8 and $9.0 million, representing the present value of the option, was classified as other long-term obligations in the accompanying condensed consolidated balance sheet at September 30, 2013 and December 31, 2012, respectively, with the financing accreted, as interest expense, to the strike price of the option over the period until settlement.

The allocations of the combined aggregate purchase prices at the respective 2012 acquisition dates are summarized as follows (in thousands):

Accounts receivable	$2,653
Equipment	21,317
Customer relationships	10,164
Goodwill	14,186
Other long-term obligations	(8,768)
Other liabilities	(613)

Total	$38,939

Pro forma Financial Information Reflecting the Power Fuels Merger, TFI Acquisition and Other Acquisitions

The following unaudited pro forma results of operations was prepared assuming that all of the acquisitions or mergers that occurred during the year ended December 31, 2012 and during the nine months ended September 30, 2013, were completed on January 1, 2012 (in thousands):

	(Pro forma) Nine Months Ended September 30, 2013	(Pro forma) Nine Months Ended September 30, 2012
Revenue	$491,177	$580,006
Depreciation and amortization	90,682	80,847
Income (loss) from operations	(242,143)	70,564
Net income (loss)	(218,977)	30,405
Net income (loss) per share:
Basic	$(0.89)	$0.13
Diluted	$(0.89)	$0.12

The pro forma results for the nine months ended September 30, 2013 and 2012, include adjustments to reflect additional amortization of intangibles and depreciation of assets associated with the acquired and merged businesses and additional interest expense for debt issued to consummate these transactions. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2012 or of future operations of the Company.

(4) Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$555,091
2013 acquisition addition (Note 3)	341
Acquisition adjustments, net	(236)
Goodwill impairment	(98,500)

Balance at September 30, 2013	$456,696

During the nine months ended September 30, 2013, the Company recorded net adjustments to goodwill for the settlement of working capital adjustments, the refinement of asset valuations for Power Fuels, the settlement of tax indemnification arrangements, the write-off of certain acquisition-related deferred tax balances, and other adjustments.

During the three and nine months ended September 30, 2013, the Company recorded an impairment charge of $98.5 million for the write-down of the carrying value of Industrial Solutions’ goodwill as disclosed in Note 5 below. Goodwill by reporting unit at September 30, 2013 before and after the aforementioned impairment charge is as follows (in thousands):

	Pre-Impairment September 30, 2013	Post-Impairment September 30, 2013
Shale Solutions (excludes Pipeline and AWS)	$390,767	$390,767
Industrial Solutions	146,500	48,000
Pipeline	7,257	7,257
AWS	10,672	10,672

Total	$555,196	$456,696

Intangible Assets

Intangible assets consist of the following: (in thousands)

	September 30, 2013				December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)
Customer relationships	$257,442	$(35,146)	$222,296	11.7	$268,859	$(15,370)	$253,489	12.3
Disposal permits	2,018	(709)	1,309	7.7	2,788	(472)	2,316	8.3
Customer contracts	17,352	(3,847)	13,505	13.3	17,352	(3,073)	14,279	14.0
Vendor relationships	16,300	(4,890)	11,410	4.3	16,300	(2,444)	13,856	5.0
Other	1,195	(737)	458	1.5	1,195	(437)	758	2.1

	$294,307	$(45,329)	$248,978	11.6	$306,494	$(21,796)	$284,698	12.1

(a)	Remaining useful life is weighted average, calculated based on the net book value and the remaining amortization period of each respective intangible asset.
(b)	During the three and nine months ended September 30, 2013, the Company recorded an impairment charge of $4.5 million for the write-down of certain intangibles in the Haynesville, Eagle Ford and Barnett Shale basins. Refer to Note 5 for additional information. Amortization expense was $23.5 million and $11.4 million for the nine months ended September 30, 2013 and 2012, respectively.

(5) Impairment of Long-Lived Assets and Goodwill

Due to the existence of impairment indicators at June 30, 2013, the Company performed a company-wide impairment review of its long-lived assets, which it completed during the quarter ended September 30, 2013. Indicators of impairment, which triggered the need for such review, include adverse changes in the business climate of certain Shale basins including persistently low natural gas prices and shifts in customer end markets and resulting higher logistics costs in the Company’s Industrial Solutions operating segment combined with lower-than-expected financial results. Additionally, the market value of the equity of the Company traded for a period of time at a value that was less than the book value of the equity of the Company. In its Shale Solutions operating segment long-lived assets were grouped at the shale basin level for purposes of assessing their recoverability. Except for AWS and the Company’s pipelines, the Company concluded the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For those asset groups with carrying values that exceed their undiscounted future cash flows, the Company recognized an impairment charge for the amount by which the carrying values of the asset group exceeded their respective fair values. Long-lived asset impairment was $108.4 million and $111.9 million for the three and nine months ended September 30, 2013, respectively. The impairment charge recognized during the quarter ended September 30, 2013 consists of write-downs to the carrying values of the Company’s freshwater pipeline in the Haynesville Shale basin and certain other long-lived assets, including customer relationship and disposal permit intangibles, associated with the Haynesville, Eagle Ford and Barnett Shale basins. In addition, the Company recognized a $3.5 million impairment charge during the quarter ended June 30, 2013, for the write-down of the carrying value of certain tangible assets in the Tuscaloosa Marine Shale, from which the Company has substantially exited.

At June 30, 2013, due to the presence of the impairment indicators described in the preceding paragraph, the Company concluded it was necessary to perform the first step of the two-step goodwill impairment test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the quarter ended September 30, 2013, the Company performed step one of the goodwill impairment test for each of its four reporting units: the Shale Solutions reporting unit, the Industrial Solutions reporting unit, the Pipeline reporting unit and the AWS reporting unit. To measure the fair value of each reporting unit, the Company used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review the Company concluded the fair values of the Shale Solutions, Pipeline and the AWS reporting units exceeded their respective carrying amounts and accordingly, the second step of the impairment test was not necessary for these reporting units. Conversely, the Company concluded the fair value of the Industrial Solutions reporting unit was less than its carrying value thereby requiring the Company to proceed to the second step of the two-step goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. After allocating the fair value of Industrial Solutions to the assets and liabilities of the reporting unit, the Company concluded the carrying value of reporting unit goodwill exceeded its implied fair value. Accordingly, the Company recognized a charge of $98.5 million during the three months ended September 30, 2013, which is characterized as goodwill impairment in the Company’s condensed consolidated statement of operations.

Impairment charges recorded in the nine months ended September 30, 2013, by reportable segment, consist of the following (in thousands):

	Shale Solutions	Industrial Solutions
Impairment of property, plant and equipment	$107,413	$—
Impairment of intangible assets	4,487	—
Impairment of goodwill	—	98,500

Total 2013 impairment	$111,900	$98,500

The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the 2013 impairment were measured using Level 2 and Level 3 inputs as described in Note 6.

The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. The Company further believes the most significant assumption used in its analysis is the expected improvement in the margins and overall profitability of its reporting units. However, the Company may not meet its revenue growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit or equity markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 5% decrease to the estimated fair value of each reporting unit. With respect to the AWS and Pipeline reporting units, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount. However, this hypothetical 5% decrease in fair value would have triggered the need to perform a step two analysis for Shale Solutions. The amount of goodwill associated with Shale Solutions was $390.8 million at September 30, 2013.

(6) Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value are as follows (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Assets-cost method investments	$3,382	$—	$—	$3,382
Liabilities:
Contingent consideration	17,295	—	—	17,295
Obligation for AWS call/put option	9,821	—	—	9,821
December 31, 2012
Assets-cost method investments	$7,682	$—	$—	$7,682
Liabilities:
Contingent consideration	10,831	—	—	10,831
Obligation for AWS call/put option	9,021	—	—	9,021

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as current portion of contingent consideration and long-term contingent consideration in the Company’s condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as other income (expense), net in the Company’s condensed consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes to contingent consideration obligations during the nine months ended September 30, 2013 were as follows (in thousands):

Balance at December 31, 2012	$10,831
Accretion	155
Additions from current year acquisition (Note 3)	8,140
Issuance of common stock for payment of contingent consideration	(47)
Cash payments	(1,784)

Balance at September 30, 2013	$17,295

The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in AWS from the noncontrolling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The noncontrolling interest holder has a put option to sell the remaining 49% to the Company under the same terms. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the instrument is accounted for as a financing of the Company’s purchase of the minority interest. Accretion expense related to the increase in the net present value of the AWS call/put option is included in interest expense for the period. Changes to the financing obligation to acquire non-controlling interest during the nine months ended September 30, 2013 are as follows (in thousands):

Balance at December 31, 2012	$9,021
Accretion	800

Balance at September 30, 2013	$9,821

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by U.S. GAAP, to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charges (See Note 5). In connection with its 2013 impairment review of long-lived assets described in Note 5, the Company measured the fair value of its asset groups for those asset groups deemed not recoverable, based on level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. In connection with its 2013 goodwill impairment review described in Note 5, the Company measured the fair value of its reporting units using a combination of the discounted cash flow method and the guideline public company method. The discounted cash flow method is based on level 3 inputs consisting primarily of the Company’s five-year forecast and utilizes forward-looking assumptions and projections as well as factors impacting long-range plans such as pricing, discount rates, commodity prices, etc. The guideline public company method is based on level 2 inputs and considers potentially comparable companies and transactions within the industries where the Company’s reporting units participate, and applies their trading multiples to the Company’s reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficultly in identifying entities that are specifically comparable to the Company’s reporting units, considering their diversity, relative sizes and levels of complexity. Cost method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and benefits	$10,939	$7,685
Accrued insurance	9,333	3,564
Accrued legal and environmental	18,003	6,457
Accrued taxes	4,303	1,525
Amounts payable to Mark Johnsrud (Note 14)	83	3,536
Accrued operating costs and other	15,233	18,507

Total accrued liabilities	$57,894	$41,274

Accrued legal and environmental at September 30, 2013 includes a $16.0 million accrual in connection with the Company’s 2010 class action lawsuit. See Note 12 for additional information.

(8) Restructuring and Exit Costs

In June 2013, the Company initiated the first phase of a plan to restructure its business in certain shale basins and reduce costs, including an exit from the Tuscaloosa Marine Shale. In doing so, the Company recorded a charge of approximately $1.5 million in the quarter ended June 30, 2013. The charges are characterized as restructuring and exit costs in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013. Such costs consisted of the following (in thousands):

Severance and termination benefits	$944
Contract termination costs and exit costs	509

Total restructuring and exit costs	$1,453

Approximately $0.5 million of the total charge was recorded in the Shale Solutions operating segment while the remainder was recognized at the corporate level. The liability totaled approximately $1.5 million and is included as accrued liabilities in the condensed consolidated balance sheet as of September 30, 2013. A rollforward of the restructuring and exit cost accruals through September 30, 2013 is as follows (in thousands):

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Restructuring and exit costs accrued at December 31, 2012	$—	$—	$—	$—
Restructuring and exit-related costs	944	211	298	1,453
Cash payments	(329)	(27)	(86)	(442)

Restructuring and exit costs accrued at September 30, 2013	$615	$184	$212	$1,011

(a)	Employee termination costs consist primarily of severance and related costs.
(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.
(c)	Other exit costs include costs related to the movement of vehicles and rental fleet in connection with the substantial exit from the Tuscaloosa Marine Shale.

(9) Debt

Debt consists of the following (in thousands) at September 30, 2013 and December 31, 2012:

	Interest Rate	Maturity Date	September 30, 2013		December 31, 2012
			Unamortized Deferred Financing Costs	Debt	Debt
Revolving Credit Facility(a)	4.61%	Nov. 2017	$6,463	$114,490	$146,990
2018 Notes(b)	9.875%	Apr. 2018	15,350	400,000	400,000
Vehicle financings(c)	3.30%	Various	—	21,475	20,047

Total debt			$21,813	535,965	567,037

Issuance discount(d)				(1,133)	(1,277)
Issuance premium(d)				329	366

Total debt, net				535,161	566,126
Less: current portion				(5,475)	(4,699)

Total long-term debt				$529,686	$561,427

(a)	The interest rate presented represents the interest rate on the $325.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) at September 30, 2013.
(b)	The interest rate presented represents the coupon rate on the Company’s outstanding $400 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”), excluding the effect of deferred financing costs, original issue discounts and original issue premiums. Including the effect of these items, the effective interest rate on the 2018 Notes is approximately 11.0%.
(c)	Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2013 and 2017. Installment notes payable and capital lease obligations were $1.4 million and $20.1 million respectively, at September 30, 2013 and were $2.1 million and $17.9 million, respectively, at December 31, 2012.
(d)	The issuance discount represents the unamortized difference between the $250.0 million aggregate principal amount of the 2018 Notes issued in April 2012 and the proceeds received upon issuance (excluding interest and fees). The issuance premium represents the unamortized difference between the proceeds received in connection with the November 2012 issuance of the 2018 Notes (excluding interest and fees) and the $150.0 million aggregate principal amount thereunder.

In September 2013, the Company amended its Revolving Credit Facility (the “Amendment”) to increase the permissible maximum total debt leverage ratio for the periods ending September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. The pricing of the Revolving Credit Facility was unchanged by the Amendment. In connection with the Amendment, the Company incurred lender and third party fees of approximately $0.6 million.

The Revolving Credit Facility contains a number of covenants that, among other things, limit or restrict the Company’s ability to incur additional indebtedness; incur liens (other than liens securing capital leases and purchase money debt); make further negative pledges; make loans, advances and other investments, including acquisitions (provided that acquisitions shall be permitted to the extent that the target is in the water or environmental services industry, that the representations and warranties are true and correct in all material respects as of the acquisition date and certain pro forma ratios are met); declare dividends, distributions and issuances of equity interest or repayment of the same; make fundamental changes; make prepayments, redemptions and purchases of subordinated and certain other debt; engage in transactions with affiliates; pay dividends and make other payments affecting subsidiaries; make changes in lines of business, fiscal year and accounting practices; make material amendments to our organization documents; engage in sales-leaseback transactions; engage in hedging transactions; make capital expenditures and incur operating lease obligations. The Company is currently in compliance with all of the covenants in its Revolving Credit Facility. Depending on the Company’s operating results in the fourth quarter of 2013 and other factors, the Company may have difficulty meeting the minimum interest coverage ratio and/or the maximum total leverage ratio at December 31, 2013. Failure to meet the specified ratios constitutes an event of default under the Revolving Credit Facility. If any event of default were to occur, the Company would seek a waiver of the covenants or refinance the Revolving Credit Facility with an alternate structure with no ongoing maintenance covenant requirements. A decision to seek a waiver or refinancing could result in upfront fees and increased interest costs; however, there can be no assurances that such a waiver or refinancing could be obtained. Failure to obtain a waiver or refinancing, in any case, would trigger a requirement that the outstanding balance under the Revolving Credit Facility be repaid immediately, which would also likely trigger acceleration of our 2018 notes.

        The indentures governing the 2018 Notes also contain restrictive covenants that, among other things, limit the Company’s ability to transfer or sell assets; pay dividends or make certain distributions, buy subordinated indebtedness or securities, make certain investments or make other restricted payments; incur or guarantee additional indebtedness or issue preferred stock; create or incur liens securing indebtedness; incur dividend or other payment restrictions affecting restricted subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; engage in business other than a business that is the same or similar, reasonably related, complementary or incidental to our current business and/or that of our restricted subsidiaries; and make certain acquisitions or investments. The Company was compliant with these covenants at September 30, 2013.

As previously described, in October 2013 the Company’s board of directors authorized the commencement of a process to divest TFI. As noted above, the Company’s Revolving Credit Facility and the indentures to the 2018 Notes contain certain limitations and covenants concerning changes in lines of business and the substantial sale of Company assets. Any divestiture of TFI may be subject to various third party consents. There can be no assurances that the Company will obtain any necessary consents of lenders, governmental authorities or other third parties that might be required in order for the Company to sell TFI or effectuate any other divesture.

As of September 30, 2013, the estimated fair value of the Company’s debt was as follows (in thousands):

Revolving Credit Facility	$114,490
2018 Notes	407,857
Vehicle financings	21,475

Total	$543,822

The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of September 30, 2013. The fair value of the Company’s Revolving Credit Facility and other debt obligations including capital leases bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(10) Income Taxes

The following table shows the components of the income tax benefit for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current income tax expense	$(621)	$(452)	$(675)	$(1,672)
Deferred income tax benefit (expense)	55,536	(182)	69,593	20,921

Total income tax benefit (expense)	$54,915	$(634)	$68,918	$19,249

The effective income tax rate for the three and nine months ended September 30, 2013 was 22.1% and 23.9%, which differs from the federal statutory rate of 35.0% primarily due to the tax impact of the impairment of goodwill, state taxes, and $1.2 million and $2.8 million of adjustments from prior periods to deferred tax assets and liabilities associated with fixed assets, certain acquired intangible assets and net operating loss carryforwards. The effective income tax rate for the three and nine months ended September 30, 2012 was (7.3%) and 88.6%, respectively, which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes and reductions in valuation allowance, due to acquired sources of taxable income in the form of deferred tax liabilities resulting from the TFI acquisition.

(11) Share-based Compensation

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

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. During the nine months ended September 30, 2013 and 2012 the Company granted 613,000 and 1,305,000 stock options, respectively, pursuant to the 2009 Plan. Stock-based compensation cost is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and totaled approximately $1,559,000 and $1,393,000 for the nine months ended September 30, 2013 and 2012, respectively.

Restricted Stock

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the nine months ended September 30, 2013 and 2012, the Company awarded 10,000 and 200,000 shares of restricted stock, respectively. During the nine months ended September 30, 2013 the Company released 51,666 shares of stock to certain employees upon the lapse of restrictions. Stock-based compensation expense for grants of restricted stock was $1,387,000 and $984,000 for the nine months ended September 30, 2013 and 2012, respectively, which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Restricted Stock Units

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the nine months September 30, 2013, the Company granted 635,500 shares of restricted stock units. No grants of restricted stock units were made during the nine months ended September 30, 2012. Stock-based compensation expense for grants of restricted stock units was $349,000 for the nine months ended September 30, 2013, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Employee Stock Purchase Plan

Effective September 1, 2013, the Company established a noncompensatory employee stock purchase plan (“ESPP”) which permits all regular full time employees and employees who work part time over 20 hours per week to purchase shares of the Company’s common stock at a five percent discount. Annual employee contributions are limited to $25,000, are voluntary and made through a bi-weekly payroll deduction.

Defined Contribution Plan

Effective September 1, 2013, the Company established a defined contribution plan (the “401k Plan”) covering substantially all employees who have met certain eligibility requirements except those employees working less than 25 hours per week. Employees may participate in the 401k Plan on the first day of the first month following 60 days of employment. The Company provides a quarterly match in shares of Company common stock equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of participant’s annual contribution up to an additional 2% of each participant’s annual compensation.

(12) Commitments and Contingencies

Environmental Liabilities

The Company is subject to the environmental protection laws and regulatory framework of the United States and the individual states where it operates water gathering pipelines and salt water disposal wells. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and has established reporting and responsibility protocols for environmental protection and reporting to relevant local environmental protection departments. Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities in connection with the Company’s compliance with environment laws and regulations. The condensed consolidated balance sheet at September 30, 2013 included accruals totaling $1.8 million for various environmental matters including the estimated cost to comply with a Louisiana Department of Environmental Quality requirement that the Company perform testing and monitoring at certain locations to confirm that prior spills were remediated in accordance with applicable requirements.

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

2010 Derivative Action. On November 18, 2010, Melissa Hess filed a stockholder derivative complaint, purportedly on behalf of the Company, against various officers and directors in the Superior Court of California, County of Riverside captioned Hess v. Heckmann, et al. (Case No. INC10010407) (the “2010 Derivative Action”). The 2010 Derivative Action alleged claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. While the proceedings in the 2010 Derivative Action were pending, the parties entered into settlement discussions and, on April 1, 2013, entered into a stipulation of Settlement which was granted final approval by the Superior Court of California on June 24, 2013. Under the stipulation of settlement the Company agreed to make certain corporate governance changes, pay the plaintiff’s attorneys $300,000 in cash (which was paid by the Company’s insurance carriers) and issue 558,660 shares of the Company’s common stock to the plaintiff’s attorneys. In July 2013, the shares were issued to the plaintiff’s attorneys in full satisfaction of the order. In connection with the preliminary settlement, the Company recognized a charge of $2.4 million in the period ended March 31, 2013, which represented the product of the Company’s closing share price on March 29, 2013 of $4.29 per share and the 558,660 shares issued pursuant to the settlement. For the three months ended June 30, 2013, the Company recorded a $0.8 million adjustment to the previously recorded charge due to a decline in the Company’s closing share price at June 28, 2013 as compared to the Company’s closing share price at March 29, 2013.

2010 Class Action. On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT) (the “2010 Class Action”). On October 8, 2010, the court-appointed lead plaintiff filed an Amended Class Action Complaint which adds China Water as a defendant. The 2010 Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the 2010 Class Action to California and a motion to dismiss the case. On October 19, 2012, plaintiff filed a motion to certify a class and appoint class representatives and class counsel. On January 18, 2013, the Company filed its opposition and a motion to exclude the declaration of plaintiff’s class certification expert. On February 19, 2013, plaintiff filed a reply brief. A hearing on plaintiff’s motion to certify a class and appoint class representatives and class counsel has not been scheduled. Depositions were taken by the parties during the three months ended September 30, 2013. During this time a mediator was also appointed for the case and settlement discussions occurred. Management was subsequently apprised of the status of the case by counsel and based on these developments and an assessment of its remaining insurance coverage, the Company recorded a charge of $16.0 million in the quarter ended September 30, 2013 to establish an accrual in connection with this matter, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet (see Note 7). Although the Company attempted to settle the 2010 Class Action prior to trial and may continue settlement discussions, the Company intends to continue to vigorously defend this case, up to, and including, defending this case through trial.

2013 Shareholder Class Actions. On September 3, 2013, a putative class action lawsuit was commenced in the United States District Court for the District of Arizona against the Company and four of its current and former officers and directors. The lawsuit is captioned Jewyl A. Stevens, Individually and On Behalf of All Others Similarly Situated v. Nuverra Environmental Solutions, Inc., Richard J. Heckmann, Mark D. Johnsrud, Jay Parkinson and W. Christopher Chisholm, No. 13-cv-01800-JWS (the “Stevens Action”). Plaintiff in the Stevens Action alleges violations of (i) Section 10(b) of the Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. Plaintiff in the Stevens Action purportedly asserts her claims on behalf of all purchasers of Nuverra common stock between August 6, 2012 and August 23, 2013. Plaintiff in the Stevens Action alleges that the Company and the individual defendants made certain material misstatements and/or omissions relating to the Company’s operations and financial condition which caused the price of the Company’s shares to fall.

On September 26, 2013, a second and substantially similar putative class action lawsuit was commenced in the United States District Court for the District of Arizona against the Company and the same four current and former officers and directors. The lawsuit is captioned Chad Monroe, Individually and On Behalf of All Others Similarly Situated v. Nuverra Environmental Solutions, Inc., Richard J. Heckmann, Mark D. Johnsrud, Jay Parkinson and W. Christopher Chisholm, No. 13-cv-01968-DGC (the “Monroe Action”). Plaintiff in the Monroe Action purportedly asserts his claims on behalf of all purchasers of Nuverra common stock between November 11, 2011 and August 23, 2013. The legal and factual allegations asserted in the Monroe Action are substantially similar to those asserted in the Stevens Action.

Neither the Company nor any of the individual defendants have yet to file a response in either the Stevens or Monroe Actions. The Company and the individual defendants intend to vigorously defend themselves against the claims asserted in these actions. While the Company continues to assess these claims, the Company believes they are without merit.

2013 Shareholder Derivative Actions. On September 20, 2013, a shareholder derivative lawsuit purportedly asserted on behalf of the Company was commenced in the United States District Court for the District of Arizona against nine of the Company’s current officers and/or directors, and against the Company as a nominal defendant. The lawsuit is captioned Matthew D. Kennedy, derivatively on behalf of Nominal Defendant Nuverra Environmental Solutions, Inc. v. Mark D. Johnsrud, Richard J. Heckmann, Robert B. Simonds, Jr., Andrew D. Seidel, Kevin L. Spence, Alfred E. Osborne, Jr., J. Danforth Quayle, Lou L. Holtz and Edward Barkett, Defendants, and Nuverra Environmental Solutions, Inc. Nominal Defendant, No. 13-cv-01933-NVW (the “Kennedy Action”). Plaintiff in the Kennedy Action principally alleges that the defendants damaged the Company by failing to prevent the issuance of certain misstatements and omissions over the course of 2012 and 2013 and asserts claims for (i) breach of fiduciary duty and (ii) abuse of control.

On October 4, 2013, a second shareholder derivative lawsuit purportedly asserted on behalf of the Company was commenced in the United States District Court for the District of Arizona against nine of the Company’s current officers and/or directors, and against the Company as nominal defendant. The lawsuit is captioned Mark Mutton, derivatively on behalf of Nominal Defendant Nuverra Environmental Solutions, Inc. v. Mark D. Johnsrud, Richard J. Heckmann, Robert B. Simonds, Jr., Andrew D. Seidel, Kevin L. Spence, Alfred E. Osborne, Jr., J. Danforth Quayle, Lou L. Holtz and Edward Barkett, Defendants, and Nuverra Environmental Solutions, Inc. Nominal Defendant, No. 13-cv-02020-JWS (the “Mutton Action”). The factual and legal allegations in the Mutton Action are identical to those asserted in the Kennedy Action.

On October 7, 2013, a third shareholder derivative lawsuit purportedly asserted on behalf of the Company was commenced in the United States District Court for the District of Arizona against ten of the Company’s current officers and/or directors, and against the Company as nominal defendant. The lawsuit is captioned George Partilla, Derivatively on Behalf of Nuverra Environmental Solutions, Inc. v. Richard J. Heckmann, Mark D. Johnsrud, Jay C. Parkinson, Robert B. Simonds, Alfred E. Osborne, Edward A. Barkett, Kevin L. Spence, Lou L. Holtz, J. Danforth Quayle and Andrew D. Seidel, Defendants and Nuverra Environmental Solutions, Inc., a Delaware corporation, Nominal Defendant, No. 13-cv-02034-GMS (the “Partilla Action”). The factual and legal allegations in the Partilla Action are substantially similar to those asserted in both the Kennedy and Mutton Actions.

On October 7, 2013, two identical shareholder derivative lawsuits purportedly asserted on behalf of the Company were commenced in the Superior Court for the State of Arizona in and for the County of Maricopa County against ten of the Company’s current officers and/or directors, and against the Company as nominal defendant. The lawsuits are captioned: (i) Edward K. Brill, derivatively on behalf of Nuverra Environmental Solutions, Inc. v. Richard J. Heckmann, Mark D. Johnsrud, Robert B. Simonds, Jr., Andrew D. Seidel, Kevin L. Spence, Alfred E. Osborne, Jr., J. Danforth Quayle, Lou L. Holtz, Edward A. Barkett and Jay C. Parkinson, Defendants and Nuverra Environmental Solutions, Inc., Nominal Defendant, No. CV2013-013424 (the “Brill Action”) and (ii) Merlin Stratton, derivatively on behalf of Nuverra Environmental Solutions, Inc. v. Richard J. Heckmann, Mark D. Johnsrud, Robert B. Simonds, Jr., Andrew D. Seidel, Kevin L. Spence, Alfred E. Osborne, Jr., J. Danforth Quayle, Lou L. Holtz, Edward A. Barkett and Jay C. Parkinson, Defendants and Nuverra Environmental Solutions, Inc., Nominal Defendant, No. CV2013-013425 (the “Stratton Action”). Plaintiffs in the Brill and Stratton Actions assert claims for (i) breach of fiduciary duty, (ii) waste of corporate assets and (iii) unjust enrichment. The factual allegations asserted in the Brill and Stratton Actions are substantially similar to those asserted in the Kennedy, Mutton and Partilla Actions.

Neither the Company nor any of the individual defendants have yet to file a response in any of the five pending shareholder derivative actions. The Company and the individual defendants intend to vigorously defend themselves against the claims asserted in each of the pending shareholder derivative actions. While the Company continues to assess these claims, the Company believes they are without merit.

Contingent Consideration in Connection with Acquisitions

Appalachian Water Services, LLC Acquisition — The seller of the membership interests in Appalachian Water Services, LLC (“AWS”) is entitled to receive additional consideration equal to $1.5 million, payable entirely in shares of the Company’s common stock, in the event that EBITDA, as defined in the membership interest purchase agreement for any consecutive twelve months from September 1, 2012 to and ending on August 31, 2014, is equal to or greater than $4.0 million.

All Phase Acquisition — The Company was required to make additional payments to the former shareholders of All Phase, which the Company acquired on June 15, 2012, based upon the achievement of certain volume targets over the remainder of 2012. The Company settled this obligation during the first quarter of 2013 in exchange for a $0.4 million payment to the former shareholders.

Keystone Vacuum, Inc. Acquisition — In addition to the initial purchase price, the Company may make additional payments to the sellers of Keystone, which the Company acquired on February 3, 2012, for each of fiscal years ended December 31, 2012 through 2015, in which Keystone’s adjusted EBITDA (as defined in and calculated in accordance with the asset purchase agreement related to the Keystone Vacuum, Inc. acquisition) related to the construction portion of the acquired businesses is greater than applicable adjusted EBITDA targets. Any additional amount payable would be payable in shares of the Company’s common stock. Any such additional payments are capped at an aggregate value of $7.5 million. During July 2013, the Company issued 11,942 shares of our common stock and made a cash payment of approximately $880,000 in satisfaction of our contingent consideration obligation for the contract period ended December 31, 2012.

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

Ideal Oilfield Acquisition — In addition to the initial purchase price, the Company is obligated to pay the former owners of Ideal up to a maximum amount of $8.5 million based on the total permitted capacity of a second special waste disposal permit issued to the Company to expand its current landfill. The additional amount is payable in cash or in shares of the Company’s common stock at the Company’s discretion and is due at such time the former owners deliver to the Company all permits, certificates and other documents necessary to operate the portion of the landfill associated with the additional capacity. Amounts payable in shares of common stock are based on the average closing price per share of the Company’s common stock as reported for the thirty trading days ending on the trading day preceding the day the former owners’ performance is complete and the shares are issuable. The amount is considered contingent consideration and has been allocated to the net assets acquired.

The carrying values of the Company’s above described contingent consideration obligations were $17.3 million and $10.8 million at September 30, 2013 and December 31, 2012, respectively.

(13) Segments

Since the acquisition of TFI on April 10, 2012, the Company has had two reportable segments: (a) Shale Solutions (which includes Power Fuels and which the Company previously referred to as Fluids Management); and (b) Industrial Solutions (which includes TFI and which was previously referred to as Recycling). The Company’s reportable segments at September 30, 2013 represent those used by the Company’s chief operating decision maker to evaluate performance and allocate resources and are consistent with its reportable segments at December 31, 2012. Refer to Note 1 for information on the types of services from which each segment derives its revenues.

The condensed consolidated financial information and the Industrial Solutions segment financial information include the results of operations for TFI from April 10, 2012. The Company evaluates business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments.

The financial information for the Company’s reportable segments is as follows:

	Industrial Solutions	Shale Solutions	Corporate/ Other	Total
	(in millions)
As of or for the three months ended September 30, 2013
Revenue	$30.8	$131.8	$—	$162.6
Depreciation and amortization	3.4	23.5	0.2	27.1
Loss before income taxes (b) (c)	(99.3)	(110.1)	(39.3)	(248.7)
Additions to property, plant and equipment	0.9	33.9	0.6	35.4
Goodwill (b)	48.0	408.7	—	456.7
Total assets (a)	187.4	1,160.3	48.3	1,396.0
For the nine months ended September 30, 2013
Revenue	$90.2	$397.4	$—	$487.6
Depreciation and amortization	10.1	79.2	0.6	89.9
Loss before income taxes (b) (c)	(98.4)	(108.6)	(81.1)	(288.1)
Additions to property, plant and equipment	2.7	81.2	1.5	85.4
As of or for the three months ended September 30, 2012
Revenue	$33.8	$59.2	$—	$93.0
Depreciation and amortization	4.4	10.6	—	15.0
Income (loss) before income taxes	4.9	(3.3)	(10.3)	(8.7)
Additions to property, plant and equipment	0.6	8.5	—	9.1
Goodwill	192.8	102.8	—	295.6
Total assets (a)	281.6	462.0	83.2	826.8
For the nine months ended September 30, 2012
Revenue	$65.9	$172.9	$—	$238.8
Depreciation and amortization	8.5	30.5	—	39.0
Income (loss) before income taxes	10.4	(5.3)	(26.8)	(21.7)
Additions to property, plant and equipment	1.5	50.8	—	52.3

(a)	Total assets exclude intercompany receivables eliminated in consolidation.
(b)	The Company recorded a charge for goodwill impairment related to its Industrial Solutions operating segment of $98.5 million during the three and nine months ended September 30, 2013. Refer to Note 5 for additional information.
(c)	The Company recorded a charge for impairment of long-lived assets related to its Shale Solutions operating segment of $108.4 million and $111.9 million during the three and nine months ended September 30, 2013 respectively. Refer to Note 5 for additional information.

Revenues from one customer of the Industrial Solutions segment represented approximately 45% of the segment’s total revenue for the nine months ended September 30, 2013. Accounts receivable from this customer represented approximately 46% of the segment’s accounts receivable as of September 30, 2013.

Revenues from three customers of the Shale Solutions segment each exceeded 13% of the segment’s total revenue and collectively represented approximately 41% of the segment’s total revenue for the nine months ended September 2013. Accounts receivables from two customers of the Shale Solutions segment each exceeded 11% of the segment’s total accounts receivable and collectively represented approximately 31% of the segment’s total accounts receivable as of September 30, 2013.

In the fourth quarter of 2013, the Company announced a strategic organizational realignment of Shale Solutions into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Barnett, Eagle Ford, Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this new organization is ongoing and is not expected to be finalized until early 2014. The Company is evaluating whether these operating divisions constitute separate operating segments and if so, whether two or more of them can be aggregated into one or more reportable segments. During the fourth quarter of 2013, the Company will evaluate the impact of this organizational realignment on its reporting units, which is a level of reporting at which goodwill is tested for impairment. A reporting unit is defined as an operating segment or one level below an operating segment. To the extent the Company concludes the composition of its reporting units have changed, the Company will be required to allocate goodwill on a relative fair value basis to the new reporting units and test the newly allocated goodwill for impairment if and when triggering events occur.

(14) Related Party and Affiliated Company Transactions

The Executive Chairman of the Company’s board of directors, Richard J. Heckmann, is the sole member of an LLC that owns an aircraft used periodically by members of management for business related travel. Reimbursement paid to the affiliate in exchange for use of the aircraft was $329,300 and $715,200 for the nine months ended September 30, 2013 and 2012, respectively. Amounts payable to the affiliate were $15,800 at September 30, 2013.

The Company’s Vice Chairman and Chief Executive Officer, Mark D. Johnsrud, is the sole member of an entity that owns apartment buildings in North Dakota. The apartments are rented to certain employees of the Company’s at rates that are equal to or below market. Rent payments are collected by the Company through employee payroll deductions and remitted to Mr. Johnsrud.

In connection with the Power Fuels Merger (Note 3), assets received in exchange for the merger consideration excluded accounts receivable outstanding for more than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable, which are recorded by the Company as restricted cash with an offsetting liability, are required to be periodically remitted to Mr. Johnsrud. Pursuant to the terms of the Power Fuels Merger agreement, during the nine months ended September 30, 2013, the Company paid Mr. Johnsrud $3.6 million for such collections, net of a working capital adjustment of approximately $2.1 million. Amounts payable to Mr. Johnsrud at September 30, 2013 for additional accounts receivable collections totaled approximately $83,000.

The Company periodically purchases fresh water from a proprietorship owned by Mr. Johnsrud. The fresh water is resold to customers for use in hydraulic fracturing activities. Fresh water purchases made by the Company during the nine months ended September 30, 2013 were $589,000. Purchases made by Power Fuels prior to its merger with the Company totaled approximately $2,132,500 during the nine months ended September 30, 2012. No amounts were due to the affiliate at September 30, 2013.

Mr. Johnsrud, is the sole member of an entity that owns land in North Dakota on which five of the Company’s saltwater disposal wells are situated. The Company has agreed to pay Mr. Johnsrud a per barrel royalty fee for the use of land, which the Company concluded is consistent with rates charged by non-affiliated third parties in the area. Royalties paid by the Company were $58,000 for the nine months ended September 30, 2013. There were no royalties paid by Power Fuels prior to its merger with the Company during the nine months ended September 30, 2012. Royalties payable to the affiliate were $5,100 at September 30, 2013.

During 2009, the Company acquired an approximate 7% investment in Underground Solutions, Inc. (“UGSI”) a supplier of water infrastructure pipeline products, whose chief executive officer, Andrew D. Seidel, is a member of the Company’s board of directors. The Company’s total investment in UGSI was $7.2 million. During the third quarter of 2013, management performed an evaluation of various alternatives including a decision to explore the liquidation of this non-strategic investment. As a result, the Company recorded a $3.8 million charge for the write-down of this investment to its estimated net realizable value. The Company’s interest in UGSI is accounted for as a cost method investment in the Company’s condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012, and is included in the Corporate/Other group for purposes of reportable segments (see Note 13). The $3.8 million write-down was classified as a component of other expense, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

(15) Subsidiary Guarantors

The obligations of Nuverra Environmental Solutions, Inc. under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of the Company’s subsidiaries. The following tables present condensed consolidating financial information for Nuverra Environmental Solutions, Inc. (the “Parent Issuer”), certain 100% wholly-owned subsidiaries (the “Wholly-Owned Subsidiary Guarantors”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non Wholly-Owned Subsidiary Guarantor”), as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2013

(Unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2,949	$5,987	$999	$—	$9,935
Restricted Cash	—	83	—	—	83
Accounts Receivable – net	—	99,739	1,575	—	101,314
Other current assets	18,080	11,272	100	—	29,452

Total current assets	21,029	117,081	2,674	—	140,784

Property, plant and equipment, net	2,397	511,149	9,111	—	522,657
Equity Investments	758,325	638	—	(754,943)	4,020
Intangible assets, net	—	247,641	1,337	—	248,978
Goodwill	—	446,024	10,672	—	456,696
Other	438,774	35,020	—	(450,889)	22,905

TOTAL ASSETS	$1,220,525	$1,357,553	$23,794	$(1,205,832)	$1,396,040

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,193	$33,586	$194	$—	$35,973
Accrued liabilities	46,497	29,935	21	—	76,453
Current portion of contingent consideration	—	6,655	1,500	—	8,155
Current portion of long-term debt	—	5,475	—	—	5,475
Current portion of deferred income taxes	—	—	—	—	—

Total current liabilities	48,690	75,651	1,715	—	126,056

Deferred income taxes	(22,770)	82,811	—	—	60,041
Long-term debt, less current portion	513,686	16,000	—	—	529,686
Long-term contingent consideration	—	9,140	—	—	9,140
Other long-term liabilities	23,891	431,240	9,847	(450,889)	14,089
Total shareholders’ equity	657,028	742,711	12,232	(754,943)	657,028

TOTAL LIABILITIES AND EQUITY	$1,220,525	$1,357,553	$23,794	$(1,205,832)	$1,396,040

(a)	Other assets of Parent consist primarily of intercompany receivables due from the subsidiary guarantors for the funding of capital expenditures, payments of debt at the time of acquisition and net transfers of cash to fund working capital requirements.

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2012

(Unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5,819	$9,536	$856	$—	$16,211
Restricted Cash	—	3,536	—	—	3,536
Accounts Receivable – net	—	116,768	760	—	117,528
Other current assets	1,488	27,126	2	—	28,616

Total current assets	7,307	156,966	1,618	—	165,891

Property, plant and equipment, net	44	595,293	9,533	—	604,870
Equity Investments	957,976	597	—	(950,294)	8,279
Intangible assets, net	—	283,248	1,450	—	284,698
Goodwill	—	544,647	10,444	—	555,091
Other	462,762	16,761	—	(454,013)	25,510

TOTAL ASSETS	$1,428,089	$1,597,512	$23,045	$(1,404,307)	$1,644,339

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$757	$28,566	$215	$—	$29,538
Accrued liabilities	17,833	32,370	62	—	50,265
Current portion of contingent consideration	—	1,968	—	—	1,968
Current portion of long-term debt	—	4,699	—	—	4,699

Total current liabilities	18,590	67,603	277	—	86,470

Deferred income taxes	—	128,992	—	—	128,992
Long-term debt, less current portion	546,079	15,348	—	—	561,427
Long-term contingent consideration	—	7,363	1,500	—	8,863
Other long-term liabilities	15,659	440,159	9,021	(454,013)	10,826
Total shareholders’ equity	847,761	938,047	12,247	(950,294)	847,761

TOTAL LIABILITIES AND EQUITY	$1,428,089	$1,597,512	$23,045	$(1,404,307)	$1,644,339

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2013

(Unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Revenue	$—	$160,349	$2,257	$—	$162,606
Cost of sales	—	(142,506)	(836)	—	(143,342)

Gross profit	—	17,843	1,421	—	19,264
General and administrative expenses	22,215	21,092	64	—	43,371
Goodwill impairment	—	98,500	—	—	98,500
Long-lived asset impairment	—	108,401	—	—	108,401

Income (loss) from operations	(22,215)	(210,150)	1,357	—	(231,008)
Interest expense, net	(12,823)	(354)	(296)	—	(13,473)
Income from equity investment	(213,116)	183	—	213,116	183
Other expense, net	(499)	(3,856)	—	—	(4,355)

Loss before income taxes	(248,653)	(214,177)	1,061	213,116	(248,653)
Income tax benefit	54,915	50,075	—	(50,075)	54,915

Net (loss) income attributable to common stockholders	$(193,738)	$(164,102)	$1,061	$163,041	$(193,738)

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2012

(Unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Revenue	$—	$92,570	$480	$—	$93,050
Cost of sales	—	(76,413)	(220)	—	(76,633)

Gross profit	—	16,157	260	—	16,417
General and administrative expenses	3,061	12,812	—	—	15,873

Income (loss) from operations	(3,061)	3,345	260	—	544
Interest expense, net	(6,699)	(269)	—	—	(6,968)
Income from equity investment	1,325	—	—	(1,325)	—
Other expense, net	(538)	(1,749)	—	—	(2,287)

Loss before income taxes	(8,973)	1,327	260	(1,325)	(8,711)
Income tax benefit	(372)	(262)	—	—	(634)

Net (loss) income attributable to common stockholders	$(9,345)	$1,065	$260	$(1,325)	$(9,345)

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2013

(Unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Revenue	$—	$483,469	$4,126	$—	$487,595
Cost of sales	—	(421,396)	(1,675)	—	(423,071)

Gross profit	—	62,073	2,451	—	64,524
General and administrative expenses	37,398	59,108	165	—	96,671
Goodwill impairment	—	98,500	—	—	98,500
Long-lived asset impairment	—	111,900	—	—	111,900

Income (loss) from operations	(37,398)	(207,435)	2,286	—	(242,547)
Interest expense, net	(38,466)	(878)	(800)	—	(40,144)
Income from equity investment	(210,781)	41	—	210,781	41
Other expense, net	(1,492)	(3,995)	—	—	(5,487)

Loss before income taxes	(288,137)	(212,267)	1,486	210,781	(288,137)
Income tax benefit	68,918	47,354	—	(47,354)	68,918

Net (loss) income attributable to common stockholders	$(219,219)	$(164,913)	$1,486	$163,427	$(219,219)

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2012

(Unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Revenue	$—	$238,298	$480	$—	$238,778
Cost of sales	—	(200,096)	(220)	—	(200,316)

Gross profit	—	38,202	260	—	38,462
General and administrative expenses	8,292	30,751	—	—	39,043

Income (loss) from operations	(8,292)	7,451	260	—	(581)
Interest expense, net	(15,139)	(791)	—	—	(15,930)
Income from equity investment	3,601	—	—	(3,601)	—
Other expense, net	(3,363)	(1,840)	—	—	(5,203)

Loss before income taxes	(23,193)	4,820	260	(3,601)	(21,714)
Income tax benefit	20,728	(1,479)	—	—	19,249

Net (loss) income attributable to common stockholders	$(2,465)	$3,341	$260	$(3,601)	$(2,465)

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(Unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Operating activities
Net (loss) income	$(219,219)	$(164,913)	$1,486	$163,427	$(219,219)
Depreciation and amortization	612	88,917	327	—	89,856
Other adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(11,123)	165,276	800	—	154,953
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	271,857	(56,695)	(950)	(163,427)	50,785

Net cash provided by operating activities	42,127	32,585	1,663	—	76,375
Investing activities
Cash paid for acquisitions, net of cash acquired	(10,532)	(38)	—	—	(10,570)
Proceeds from acquisition – related working capital adjustment	—	2,067	—	—	2,067
Purchase of property, plant and equipment	(1,137)	(34,460)	(20)	—	(35,617)
Proceeds from the sale of property and equipment	—	1,397	—	—	1,397

Net cash used in investing activities	(11,669)	(31,034)	(20)	—	(42,723)
Financing activities
Payments on revolving credit facility, net	(32,500)	—	—	—	(32,500)
Payments on notes payable and capital leases	—	(4,007)	—	—	(4,007)
Other	(828)	(1,093)	(1,500)	—	(3,421)

Net cash used in financing activities	(33,328)	(5,100)	(1,500)	—	(39,928)
Net (decrease) increase in cash	(2,870)	(3,549)	143	—	(6,276)
Cash and cash equivalents – beginning of period	5,819	9,536	856	—	16,211

Cash and cash equivalents – end of period	$2,949	$5,987	$999	$—	$9,935

Nuverra Environmental Solutions, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(Unaudited)

(dollars in thousands)	Nuverra Environmental Solutions, Inc. (Parent)	Subsidiary Guarantors	AWS	Eliminations	Consolidated
Operating activities
Net (loss) income	$(2,465)	$3,341	$260	$(3,601)	$(2,465)
Depreciation and amortization	2	38,918	132	—	39,052
Other adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(15,554)	4,506	—	—	(11,048)
Changes in operating assets and liabilities, net of acquisitions and purchase price adjustments	742	(11,582)	(360)	3,601	(7,599)

Net cash (used in) provided by operating activities	(17,275)	35,183	32	—	17,940
Investing activities
Cash paid for acquisitions, net of cash acquired	(230,050)	(2,125)	—	—	(232,175)
Proceeds from available for sale securities	5,169	—	—	—	5,169
Purchase of property, plant and equipment	—	(33,844)	—	—	(33,844)
Proceeds from the sale of property and equipment	—	6,877	—	—	6,877

Net cash used in investing activities	(224,881)	(29,092)	—	—	(253,973)
Financing activities
Proceeds from Equity Offering	74,448	—	—	—	74,448
Proceeds from issuance of 2018 notes, net	248,605	—	—	—	248,605
Payments on long-term debt	(140,174)	—	—	—	(140,174)
Payments on notes payable and capital leases	—	(4,128)	—	—	(4,128)
Other	(10,735)	(500)	—	—	(11,235)

Net cash provided by (used in) financing activities	172,144	(4,628)	—	—	(167,516)
Net (decrease) increase in cash	(70,012)	1,463	32	—	(68,517)
Cash and cash equivalents – beginning of period	79,528	666	—	—	80,194

Cash and cash equivalents – end of period	$9,516	$2,129	$32	$—	$11,677

(16) Subsequent Events

In October 2013, the Company’s board of directors authorized commencement of a process to divest the Company’s Thermo Fluids Inc. subsidiary, which comprises its Industrial Solutions business segment. The Company expects the conditions necessary to classify TFI as held for sale and treatment as a discontinued operation will likely be met during the fourth quarter of 2013 or the first quarter of 2014.

In November 2013, the Company’s board of directors authorized a reverse stock split of the Company’s common stock at a reverse split ratio of 1-for-10. Shareholder approval for the reverse stock split was obtained at a special meeting of the Company stockholders on November 9, 2012. The reverse stock split is expected be effective by year-end 2013 at which time every 10 shares of the Company’s common stock that are issued and outstanding will automatically be combined into one issued and outstanding share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and related notes thereto. See “Forward Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.

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

We operate through two business segments: Shale Solutions, which includes Power Fuels, and Industrial Solutions, which includes TFI.

Shale Solutions provides comprehensive environmental solutions for “unconventional” oil and gas exploration and production, including the delivery, collection, treatment, recycling, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. Our strategy is to provide an integrated and efficient complete environmental solution to our customers through a full suite of services which we have built and will continue to build through organic growth and acquisitions.

We currently operate in select shale areas in the United States including the Marcellus/Utica, Eagle Ford, Bakken, Haynesville, Barnett, Permian and Mississippian Lime shale areas. We serve customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment or disposal of fresh water and complex water flows, such as flowback and produced brine water, in connection with shale oil and gas hydraulic fracturing drilling or “hydrofracturing” operations. We also transport fresh water for production and provide services for site preparation, water pit excavations and remediation. Additionally, beginning in the third quarter of 2013, we expanded our environmental solutions for the responsible management of oilfield solid waste in the Bakken shale area through our acquisition of Ideal Oilfield Disposal, LLC. We provide these services utilizing our scaled infrastructure and asset base, which currently includes 56 owned salt water disposal or underground injection wells, approximately 1,100 trucks, 5,600 tanks (including frac tanks, upright tanks and other tanks), 50 miles of freshwater delivery pipeline and 50 miles of produced water collection pipeline, a waste water treatment recycling facility and an oilfield disposal landfill operating in key unconventional resource basins. Complex water flows, in the forms of flowback and produced water, represent the largest waste stream from these unconventional methods of hydrocarbon exploration and production. Flowback water volumes represent approximately 15%–20% of the millions of gallons of water used during fracking that is returned to the surface generally within the first two to three weeks after hydrofracturing has commenced and the well starts producing. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. We provide, and continue to develop, comprehensive environmental solutions for the effective and efficient delivery, treatment and disposal of fresh water, flowback, produced water flows and solids resulting from increased exploration in these unconventional oil and gas fields.

Industrial Solutions provides environmental and waste solutions to our customers through collection and recycling services for waste products, including UMO, which we process and sell as RFO, oily water, spent antifreeze, used oil filters and parts washers, and provision of complementary environmental services for a diverse commercial and industrial customer base.

Trends Affecting Our Operating Results

Our results are driven by demand for our services, which are in turn affected in Shale Solutions by production trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental product being managed) and active wells (which impacts the amount of produced water being managed). Activity in the oil and gas drilling industry is also affected by market prices for those commodities, with persistent low natural gas prices and generally high oil prices driving reduced drilling and production in “dry” gas shale areas such as the Barnett, Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource, and the relocation of assets and increased activity in the liquids-rich or “wet” gas shale areas, such as the Utica, Eagle Ford, Mississippian Lime and Bakken Shale areas, where oil and natural gas liquids are the predominant natural resource. In addition, the low natural gas prices have caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. As circumstances warrant, we can transfer certain operating assets to oil- and liquids-rich wet shale areas where drilling activity is more robust. We continue to seek to strategically relocate our assets to those areas where we believe demand is highest and other market conditions for our services are favorable. The industry-wide redeployment of assets from natural gas basins to oil- and liquids-rich basins has resulted in downward pressure on pricing and utilization, particularly in Texas. Capital expenditures by our exploration and production customers have been stagnant and have adversely impacted demand for our products and services; we believe these customers have been highly focused on efficiency and cost control, which negatively affects our overall pricing and utilization.

In Industrial Solutions, demand for our services is primarily driven by oil prices. While increases in oil prices increase the cost to us of UMO, they generally also cause increases in the price of, and demand for, RFO, as a lower cost, higher British Thermal Units (“BTU”) alternative to diesel fuel and, to re-refiners, as a critical feedstock for the production of base lubricants.

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

Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, which can limit comparability of our results from period to period. We completed six acquisitions during 2012 and three acquisitions in the nine months ended September 30, 2013. We may complete other acquisitions during 2013 and beyond that will substantially change our future operating results from our historical operating results. The TFI acquisition, completed on April 10, 2012, and the Power Fuels Merger, completed November 30, 2012, are among our largest transactions to date. During the third quarter of 2013, we conducted an evaluation of strategic alternatives and, in doing so, affirmed our priority of growing our Shale Solutions business. In October 2013, our Board of Directors approved a plan to initiate a process for the sale of TFI.

Given the two large acquisitions completed in 2012, the year-over-year financial information in the three- and nine-month periods lacks comparability. See Note 3 of the notes to condensed consolidated financial statements for information regarding these acquisitions and certain pro forma financial information for the nine-month periods ended September 30, 2013 and 2012. Such pro forma financial results were impacted by the following factors:

•	Lower operating results in the Bakken Shale reflect reduced pricing and activity levels in the 2013 period compared to the same period in 2012, disruption caused by inclement weather in 2013 and increases in customer efficiencies, resulting in lower utilization of rental assets;

•	Revenues and margins in the Haynesville and Barnett Shale basins fell in 2013 and 2012 due to lower drilling and completion activity in these basins;

•	Revenues and margins in the Eagle Ford Shale basin have contracted in 2013 due in part to competitive pressures arising from our competitors’ redeployment of assets from other basins, predominately gas shale areas;

•	Higher revenue in the Marcellus/Utica Shale basins in 2013 due to continued organic growth augmented by tuck-in acquisitions; and

•	Lower margins in the Industrial Solutions segment in 2013, resulting primarily from higher feedstock and logistics costs.

The following table sets forth our revenues from predominately oil and gas shale areas, total revenue for Shale Solutions, revenue for Industrial Solutions, total revenue, loss before income taxes, net loss attributable to common stockholders and EBITDA (defined below) for the three and nine month periods, ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues – from predominately oil shale areas (a)	$90,852	$15,802	$278,494	$44,389
Revenues – from predominately gas shale areas (b)	40,952	43,418	118,934	128,539

Total revenue – Shale Solutions	131,804	59,220	397,428	172,928
Revenues – Industrial Solutions	30,802	33,830	90,167	65,850

Total revenue	162,606	93,050	487,595	238,778
Loss before income taxes	(248,653)	(8,711)	(288,137)	(21,714)
Net loss attributable to common stockholders	(193,738)	(9,345)	(219,219)	(2,465)
EBITDA (c)	$(208,042)	$13,204	$(158,137)	$33,268

(a)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominately oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Tuscaloosa Marine, Mississippian and Permian Shale basins.
(b)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominately gas-rich areas consisting of Marcellus, Haynesville and Barnett Shale basins.
(c)	Defined as consolidated net income or loss before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under U.S. GAAP. See the reconciliation between net loss and EBITDA under EBITDA below.

Impairment of Long-Lived Assets and Goodwill

Due to the existence of impairment indicators at June 30, 2013, we performed a company-wide impairment review of our long-lived assets, which we completed during the quarter ended September 30, 2013. Indicators of impairment, which triggered the need for such review, include adverse changes in the business climate of certain Shale basins including persistently low natural gas prices and shifts in customer end markets and resulting higher logistics costs in our Industrial Solutions operating segment combined with lower-than-expected financial results. Additionally, the market value of the equity of the Company traded for a period of time at a value that was less than the book value of the equity of the Company. In its Shale Solutions operating segment, long-lived assets were grouped at the shale basin level for purposes of assessing their recoverability. Except for AWS and the Company’s pipelines, we concluded the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For those asset groups with carrying values that exceed their undiscounted future cash flows, we recognized an impairment charge for the amount by which the carrying values of the asset group exceeded their respective fair values. Long-lived asset impairment was $108.4 million and $111.9 million for the three and nine months ended September 30, 2013, respectively. The impairment charge recognized during the 2013 third quarter consists of write-downs to the carrying values of our freshwater pipeline and certain long-lived assets, including customer relationship and disposal permit intangibles, associated with the Haynesville, Eagle Ford and Barnett Shale basins. In addition, we recognized a $3.5 million impairment charge during the quarter ended June 30, 2013, for the write-down of the carrying value of certain tangible assets in the Tuscaloosa Marine Shale, from which we have substantially exited.

At June 30, 2013, due to the presence of the impairment indicators described in the preceding paragraph, we concluded it was necessary to perform the first step of the two-step goodwill impairment test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the quarter ended September 30, 2013 we performed step one of the goodwill impairment test for each of our four reporting units: the Shale Solutions reporting unit, the Industrial Solutions reporting unit, the Pipeline reporting unit and the AWS reporting unit. To measure the fair value of each reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review, we concluded the fair values of the Shale Solutions, Pipeline and AWS reporting units exceeded their respective carrying amounts and accordingly, the second step of the impairment test was not necessary for these reporting units. Conversely, we concluded the fair value of the Industrial Solutions reporting unit was less than its carrying value thereby requiring us to proceed to the second step of the two-step goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. After allocating the fair value of Industrial Solutions to the assets and liabilities of the reporting unit, we concluded the carrying value of reporting unit goodwill exceeded its implied fair value. Accordingly, we recognized a charge of $98.5 million during the three months ended September 30, 2013, which is characterized as goodwill impairment in our condensed consolidated statement of operations.

Impairment charges recorded in the nine months ended September 30, 2013, by reportable segment, consist of the following (in thousands):

	Shale Solutions	Industrial Solutions
Impairment of property, plant and equipment	$107,413	$—
Impairment of intangible assets	4,487	—
Impairment of goodwill	—	98,500

Total impairment	$111,900	$98,500

        We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. We further believe the most significant assumption used in our analysis is the expected improvement in the margins and overall profitability of our reporting units. However, we may not meet our revenue growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to our discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the estimated fair value of each reporting unit. With respect to the AWS and Pipeline reporting units, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount. However, this hypothetical 5% decrease in fair value would have triggered the need to perform a step two analysis for Shale Solutions. The amount of goodwill associated with Shale Solutions was $390.8 million at September 30, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions to Form 10-Q and the rules and regulations of the SEC. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2012 Annual Report on Form 10-K.

For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs and also “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of our 2012 Annual Report on Form 10-K and “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Results of Operations

Revenues:

Our consolidated revenues are generated from three primary sources: (1) environmental solutions provided to exploration and production companies operating in unconventional oil and natural gas resource areas, (2) equipment rental activities and (3) the sale of reprocessed fluids. Additional information about these revenue sources is as follows:

•	Environmental solutions revenue consists of fees charged to customers for the sale and transportation of fresh water and salt water by trucks or through temporary or permanent water transport pipelines owned by us to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells and is attributable to Shale Solutions. Additionally, beginning in the 2013 third quarter, revenue includes fees for the transportation and disposal of oilfield solid wastes following the Company’s acquisition of a landfill in the Bakken Shale basin;

•	Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup and is attributable to Shale Solutions; and

•	Revenue from reprocessed fluids includes the sale of used motor oil and antifreeze after it is refined by one of our processing facilities and is attributable to Industrial Solutions.

Cost of sales:

Cost of sales consists primarily of the following:

•	Wages and benefits for employees performing operational activities;

•	Fuel expense associated with transportation and logistics activities;

•	Costs to repair and maintain transportation and rental equipment and saltwater disposal wells;

•	Depreciation of operating assets included in property, plant and equipment; and

•	Costs to acquire UMO.

General and Administrative Expenses:

General and administrative expenses consist primarily of the following:

•	Wages and benefits for employees performing administrative overhead roles;

•	Legal, audit and other professional fees;

•	Provision for doubtful accounts;

•	Transaction and integration costs associated with business acquisitions;

•	Certain insurance costs; and

•	Other costs, including provision for settlement of litigation.

Amortization of intangible assets represents the allocation of costs for other identifiable intangible assets originating from business acquisitions to future periods based on the assets’ useful lives and/or their projected future cash flows. Intangible assets include customer relationships, customer contracts, disposal permits, vendor relationships and other.

As discussed in Note 5 of the Notes to the condensed consolidated financial statements, we recognized a $98.5 million charge in the three months ended September 30, 2013 for goodwill impairment related to our Industrial Solutions reportable segment. Additionally, we recognized charges of $108.4 million and $111.9 million in the three months and nine months ended September 30, 2013, respectively, for the write-down of the carrying values of our freshwater pipeline and certain other long-lived assets in our Shale Solutions reportable segment, including $3.5 million during the second quarter of 2013 in connection with our decision to substantially exit operations in the Tuscaloosa Marine Shale.

As discussed in Note 8 of the notes to the condensed consolidated financial statements, we also incurred costs totaling $1.5 million in the quarter ended June 30, 2013 in connection with a restructuring of our business in several shale basins, including the aforementioned exit from the Tuscaloosa Marine Shale.

Interest expense includes interest incurred on the outstanding balance of our Revolving Credit Facility including fees on the unutilized portion thereof, interest incurred on our 2018 Notes as well as other indebtedness offset by interest earned on short-term investments.

Other income (expense) includes gains and losses from changes to contingent consideration estimates incurred in connection with business combinations, losses attributable to declines in the value of escrowed assets associated with the indemnification arrangements pursuant to business combinations and the impairment of cost-method investments.

Income from equity investment represents the Company’s share of earnings from its 50% interest in a nonconsolidated venture to provide fresh water to customers in the Bakken Shale area.

For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs and also “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of our 2012 Annual Report on Form 10-K and “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in thousands):

	Three Months Ended September 30,		Percent of Revenue Three Months Ended September 30,		Increase (Decrease) 2013 versus 2012
	2013	2012	2013	2012
Non-rental revenue	$143,286	$90,465	88.1%	97.2%	$52,821	58.4%
Rental revenue	19,320	2,585	11.9	2.8	16,735	647.4

Total revenue	162,606	93,050	100.0	100.0	69,556	74.8
Cost of sales	(143,342)	(76,633)	(88.2)	(82.4)	66,709	87.0

Gross profit	19,264	16,417	11.8	17.6	2,847	17.3

Operating expenses:
General and administrative expenses	37,497	10,592	23.1	11.4	26,905	254.0
Amortization of intangible assets	5,874	5,281	3.6	5.7	593	11.2
Goodwill impairment	98,500	—	60.6	0.0	98,500	n/a
Long-lived asset impairment	108,401	—	66.7	0.0	108,401	n/a

Total operating expenses	250,272	15,873	153.9	17.1	234,399	1,476.7

(Loss) income from operations	(231,008)	544	(142.1)	0.6	231,552	n/a
Interest expense, net	(13,473)	(6,968)	(8.3)	(7.5)	6,505	93.4
Income from equity investment	183	—	0.1	—	183	n/a
Loss on extinguishment of debt	—	—	—	—	—	n/a
Other expense, net	(4,355)	(2,287)	(2.7)	(2.5)	2,068	90.4

Loss before income taxes	(248,653)	(8,711)	(152.9)	(9.4)	239,942	2,754.5
Income tax benefit	54,915	(634)	33.8	(0.7)	55,549	n/a

(Loss) income attributable to common stockholders	$(193,738)	$(9,345)	(119.1)%	(10.0)%	$184,393	1,973.2

Non-Rental Revenue

Non-rental revenue for the three months ended September 30, 2013 was $143.3 million, up $52.8 million from $90.5 million for the same period in 2012. The increase was primarily attributable to the Power Fuels Merger on November 30, 2012, which accounted for approximately $58.1 million of the quarter-over-quarter increase in non-rental revenue.

Rental Revenue

Rental revenue for the three months ended September 30, 2013 was $19.3 million, up $16.7 million from the prior year period. The increase primarily consisted of $16.8 million of rental revenue in the Bakken shale directly attributable to Power Fuels. Excluding the impact of Power Fuels, rental revenue was flat, with reduced activity levels offset by somewhat stronger pricing.

Segment Revenue

In the Shale Solutions segment, revenue for the three-month period ended September 30, 2013, increased by $72.6 million, or 122.6%, to $131.8 million. The increase was primarily attributable to revenue from Power Fuels following the November 30, 2012 Power Fuels Merger, coupled with strong growth in the Marcellus/Utica shale basins. Overall, revenue from predominately gas shale basins was down year-over-year. Revenue in the Industrial Solutions segment was $30.8 million for the three months ended September 30, 2013 down 8.9% from the same quarter of 2012.

Cost of Sales and Gross Profit

Cost of sales was $143.3 million in the three months ended September 30, 2013, up $66.7 million from $76.6 million in the three months ended September 30, 2012. Consistent with the increase in revenue, the increase in cost of sales was primarily attributable to the Power Fuels Merger in 2012, which accounted for approximately $63.3 million of the quarter over quarter increase. The increase in cost of sales included higher depreciation expense of $20.8, which included the effects of assets acquired in the TFI Acquisition and Power Fuels Merger as well as 2012 capital expenditures and equipment acquired in other business combinations.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $37.5 million, up $26.9 million from $10.6 million for the comparable 2012 period. The increase included a $16.0 million charge to establish an accrual related to the 2010 class action litigation as described in Note 12 to the condensed consolidated financial statements. The increase was also attributable in part to acquisition, rebranding and integration activities, totaling $2.7 million during the quarter ended September 30, 2013. The addition of Power Fuels accounted for approximately $4.9 million of the quarter-over-quarter increase in general and administrative expenses. The remainder of the 2013 increase is primarily the result of increased salaries and benefit costs associated with higher staffing levels.

Amortization of Intangible Assets

Amortization of intangible assets was $5.9 million and $5.3 million for the three months ended September 30, 2013 and 2012, respectively. The increase is due primarily to the large increase in intangible assets acquired in connection with the six acquisitions, including Power Fuels and TFI, which were completed during 2012. The largest components of newly acquired intangible assets were customer relationships valued at approximately $248.4 million of which $4.7 million was amortized to expense during the third quarter of 2013. The increase attributable to 2012 acquisitions was partially offset by a $4.5 million write-down in the carrying value of certain intangible assets in the Haynesville, Eagle Ford and Barnett Shale basins as described below.

Goodwill Impairment

Goodwill impairment was $98.5 million for the three months ended September 30, 2013 and represents a write-down of the carrying value of goodwill associated with our Industrial Solutions reportable segment, consisting of TFI. Due to impairment indicators identified at June 30, 2013, including a structural shift in TFI’s customer end-markets, we commenced a goodwill impairment review of our Industrial Solutions reporting unit culminating in a conclusion that the carrying value of the Industrial Solutions reporting unit exceeded its fair value. The impairment charge represents the difference between the carrying value of goodwill and the implied fair value of Industrial Solutions reporting unit goodwill. As described in Note 16 to our condensed consolidated financial statements, in October 2013, the Company’s board of directors authorized commencement of a process to divest TFI, which comprises the Company’s Industrial Solutions business segment.

Long-Lived Asset Impairment

Long-lived asset impairment amounted to $108.4 million for the three months ended September 30, 2013, and represents a write-down of the carrying values of our freshwater pipeline and certain other assets in the Haynesville, Eagle Ford and Barnett Shale basins. Due to impairment indicators present at June 30, 2013, and previously disclosed, we commenced a company-wide impairment review of our long-lived assets during the third quarter of 2013. Long-lived assets were grouped into reporting units at the shale basin level for purposes of assessing their recoverability, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For those reporting units in which the carrying value of the long-lived group exceeded the undiscounted future cash flows associated with the continued use and disposition of the asset group, we recognized an impairment charge for the amount by which the carrying values of the asset groups exceeded their respective fair values.

Loss from Operations

Loss from operations was $231.0 million for the three months ended September 30, 2013, compared to income from operations of $0.5 million in the same prior year period. The current period loss from operations was significantly impacted by the goodwill and long-lived asset impairment charges totaling $206.9 million as described previously, as well as the $16.0 million charge to establish an accrual related to the 2010 Class Action litigation described in Note 12 of the notes to the condensed consolidated financial statements.

Interest Expense, net

Interest expense, net during the three months ended September 30, 2013 was $13.5 million compared to $7.0 million for the corresponding quarter in 2012. The increase in interest expense during the 2013 period was primarily due to a $3.7 million increase in interest expense on the $150.0 million tranche of the 2018 Notes issued in November 2012, the proceeds of which were used to partially finance the Power Fuels Merger. In addition, we incurred approximately $1.9 million of interest expense on our revolving credit facility in the third quarter of 2013 versus $0.3 million in the same quarter of 2012. Amortization of deferred financing costs was approximately $0.5 million higher in the 2013 three month period versus the 2012 three month period due primarily to creditor and third party fees associated with the issuance of the additional 2018 Notes in November 2012 and the revolving credit agreement.

Other Expense, net

Other expense, net was $4.4 million for the three months ended September 30, 2013, compared to $2.3 million in the same period of 2012. Other expense for the three months ended September 30, 2013, consisted primarily of a $3.8 million write-down to our cost-method investment in UGSI. Refer to Note 14 to condensed consolidated financial statements for additional information.

Loss before Income Taxes

Loss before income taxes amounted to $248.7 million for the three months ended September 30, 2013, compared to $8.7 million for the corresponding period of 2012, due to factors described in the preceding paragraphs. On a segment basis, the pre-tax loss in Shale Solutions increased to $110.1 million in the 2013 third quarter from $3.3 million in the year-ago period, and was significantly impacted by the aforementioned $108.4 million long-lived asset impairment charge. Loss before income taxes in the Industrial Solutions segment was $99.3 million in the 2013 third quarter, reflecting the $98.5 million goodwill impairment charge referred to previously. During the 2013 three month-period, the loss incurred by the Corporate group was $39.3 million, up from $10.3 million in 2012. The primary factors impacting the increased loss are $3.7 million of additional interest expense associated with the 2018 Notes and our revolving credit facility, a $16.0 million charge to establish an accrual in connection with the 2010 class action litigation and $2.7 million of integration-related costs and higher personnel costs attributable to increased staffing.

Income Taxes

Our income tax benefit for the three months ended September 30, 2013 was $54.9 million, resulting in an effective tax rate of 22.1%. This rate differs from the federal statutory rate of 35.0%, primarily due to the tax impact of the impairment of goodwill, state taxes, and $1.2 million of adjustments from prior periods to deferred tax assets and liabilities associated with fixed assets, certain acquired intangible assets and net operating loss carryforwards. Our income tax expense for the three months ended September 30, 2012 was $0.6 million, with an effective income tax rate of 7.3%, which differs from the federal statutory rate of 35.0% primarily due to a valuation allowance on certain deferred tax assets and state taxes.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in thousands):

	Nine Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,		Increase (Decrease) 2013 versus 2012
	2013	2012	2013	2012
Non-rental revenue	$426,470	$230,566	87.5%	96.6%	$195,904	85.0%
Rental revenue	61,125	8,212	12.5	3.4	52,913	644.3

Total revenue	487,595	238,778	100.0	100.0	248,817	104.2
Cost of sales	(423,071)	(200,316)	(86.8)	(83.9)	222,755	111.2

Gross profit	64,524	38,462	13.2	16.1	26,062	67.8

Operating expenses:
General and administrative expenses	71,687	27,630	14.7	11.6	44,057	159.5
Amortization of intangible assets	23,531	11,413	4.8	4.8	12,118	106.2
Goodwill impairment	98,500	—	20.2	0.0	98,500	n/a
Long-lived asset impairment	111,900	—	22.9	0.0	111,900	n/a
Restructuring and exit costs	1,453	—	0.3	0.0	1,453	n/a

Total operating expenses	307,071	39,043	62.9	16.4	268,028	686.5

Loss from operations	(242,547)	(581)	(49.7)	(0.2)	241,966	n/a
Interest expense, net	(40,144)	(15,930)	(8.2)	(6.7)	24,214	152.0
Income from equity investment	41	—	(0.0)	—	41	n/a
Other expense, net	(5,487)	(5,203)	(1.1)	(2.2)	284	5.5

Loss before income taxes	(288,137)	(21,714)	(59.1)	(9.1)	266,423	1,227.0
Income tax benefit	68,918	19,249	14.1	8.1	49,669	258.0

Net loss attributable to common stockholders	$(219,219)	$(2,465)	(45.0)%	(1.0)%	$216,754	8,793.3

Non-Rental Revenue

Non-rental revenue for the nine months ended September 30, 2013 was $426.5 million, up $195.9 million from $230.6 million for the same period in 2012. The increase is primarily attributable to Power Fuels, which accounted for approximately $170.7 million of the year-over-year increase in non-rental revenues.

Rental Revenue

Rental revenue for the nine months ended September 30, 2013 was $61.1 million, up $52.9 million from the prior year period. The increase was substantially the result of Power Fuels, which contributed $52.8 million of the total increase.

Segment Revenue

In the Shale Solutions segment, revenue for the nine-month period ended September 30, 2013, increased by $224.5 million, or 129.8%, to $397.4 million. The increase included the revenue contribution from Power Fuels of $223.4 million as well as significant growth in other shale basins, notably the Marcellus/Utica and Mississippian Lime. Revenue from predominately gas shale basins declined markedly year-over-year, including contraction in the Haynesville and Barnett shale basins. Revenue in the Industrial Solutions segment, created upon the April 2012 acquisition of TFI, was $90.2 million for the nine months ended September 30, 2013, compared to $65.9 million in the period from April 10, 2012 thru September 30, 2012.

Cost of Sales and Gross Profit

Cost of sales was $423.1 million in the nine months ended September 30, 2013, up $222.8 million from $200.3 million in the nine months ended September 30, 2012. Consistent with the increase in revenue, the increase in cost of sales was primarily attributable to the Power Fuels Merger in 2012, which accounted for approximately $181.2 million of the year over year increase. The increase in cost of sales included higher depreciation expense of $65.0, which included the effects of assets acquired in the TFI Acquisition and Power Fuels Merger as well as 2012 capital expenditures and equipment acquired in other business combinations.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $71.7 million, up $44.1 million from $27.6 million for the comparable 2012 period. The addition of Power Fuels accounted for approximately $11.2 million of the year-to-date increase in such expenses. The remainder of the increase was due to a $16.0 million charge to establish an accrual in connection with the class action litigation described in Note 12 to the condensed consolidated financial statements, $6.0 million of integration and rebranding costs and increased personnel costs associated with expanded staffing.

Amortization of Intangible Assets

Amortization of intangible assets was $23.5 million and $11.4 million for the nine months ended September 30, 2013 and 2012, respectively. The increase is due to the large increase in intangible assets acquired in connection with the six acquisitions completed in 2012, including Power Fuels and TFI. The largest components of newly acquired intangible assets were customer relationships valued at approximately $248.4 million of which $18.3 million was amortized to expense during the first nine months of 2013.

Goodwill Impairment

Goodwill impairment was $98.5 million for the nine-month period ended September 30, 2013 and represents a write-down of the carrying value of goodwill associated with our Industrial Solutions reportable segment, consisting of TFI. Due to impairment indicators identified at June 30, 2013, including a structural shift in our customer end-markets, we commenced a goodwill impairment review of our Industrial Solutions reporting unit culminating in a conclusion that the carrying value of the Industrial Solutions reporting unit exceeded its fair value. The impairment charge represents the difference between the carrying value of goodwill and the implied fair value of Industrial Solutions reporting unit goodwill. As described in Note 16 to the condensed consolidated financial statements, the Company’s board of directors authorized commencement of a process to divest TFI in October 2013.

Long-Lived Asset Impairment

Long-lived asset impairment was $111.9 million for the nine months ended September 30, 2013 and represents a write-down of the carrying values of our freshwater pipeline and certain other assets in the Haynesville, Eagle Ford and Barnett Shale basins. Due to impairment indicators present at June 30, 2013, we commenced a company-wide impairment review of our long-lived assets during the third quarter of 2013. Long-lived assets were grouped at the shale basin level for purposes of assessing their recoverability, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For reporting units in which the carrying value of the long-lived group exceeded the undiscounted future cash flows associated with the continued use and disposition of the asset group, we recognized recorded an impairment charge for the amount by which the carrying values of the asset groups exceeded their respective fair values. We also recognized a $3.5 million charge during the second quarter of 2013 to write down certain operating assets in connection with our decision to substantially exit operations in the Tuscaloosa Marine Shale.

Restructuring and Exit Costs

During the second quarter of 2013, the Company recorded a charge of approximately $1.5 million to restructure its operations in certain shale basins and improve overall operating efficiency. The charge includes severance and termination benefits and costs incurred to substantially cease operations in the Tuscaloosa Marine Shale.

Loss from Operations

Loss from operations was $242.6 million for the nine months ended September 30, 2013, compared to $0.6 million for the same period in 2012 and was significantly impacted by the goodwill and long-lived asset impairment charges of $98.5 million and $111.9 million, respectively, and the $16.0 million accrual in connection with the 2010 class action litigation, all of which are described in the preceding paragraphs.

Interest Expense, net

Interest expense during the nine months ended September 30, 2013 was $40.1 million as compared to $15.9 million for the year-ago period. The increase in interest expense during the 2013 period included $17.6 million of additional interest on the $250.0 million and $150.0 million tranches of the 2018 Notes issued in April 2012 and November 2012, respectively, the proceeds of which were used to partially finance the TFI Acquisition and Power Fuels Merger. In addition, we amortized $3.4 million of deferred financing costs to interest expense in the nine months ended September 30, 2013, as compared to $0.4 million for the corresponding prior year.

Other Expense, net

Other expense, net was $5.5 million in the nine months ended September 30, 2013 and consisted primarily of a $3.8 million write-down to our cost-method investment in UGSI. Refer to Note 14 to condensed consolidated financial statements for additional information. In addition, the Company incurred an approximate $1.0 million loss in the first quarter of 2013 in connection with a decline in the value of certain shares placed in escrow upon the closing of the TFI acquisition. Pursuant to the terms and conditions of the stock purchase agreement related to the TFI acquisition, the Company was required to indemnify the sellers for a decline in the value of escrowed shares after the one-year anniversary of the TFI acquisition and upon liquidation of the escrowed shares.

Loss before Income Taxes

Loss before income taxes amounted to $288.1 million for the nine months ended September 30, 2013, compared to $21.7 million for the corresponding period of 2012, due to the items previously described. On a segment basis, the pre-tax loss in Shale Solutions was $108.6 million in the nine-month period ended September 30, 2013 compared to $5.3 million in the corresponding period in 2012, reflecting the $111.9 million impairment charge in 2013. Loss before income taxes in the Industrial Solutions segment was $98.4 million in the nine months ended September 30, 2013 reflecting the $98.5 million goodwill impairment charge and includes $10.1 million of depreciation and amortization expenses. During the nine month period ended September 30, 2013, the loss incurred by the Corporate group was $81.1 million, up from $26.8 million in 2012. The primary factors impacting Corporate pre-tax loss are $17.6 million of additional interest expense associated with the 2018 Notes, a $16.0 million charge associated with the 2010 class action litigation described previously, $5.7 million of integration related costs and higher salaries and benefit costs attributable to headcount increases.

Income Taxes

Our income tax benefit for the nine months ended September 30, 2013 was $68.9 million, resulting in an effective tax rate of 23.9%. This rate differs from the federal statutory rate of 35.0%, primarily due to the tax impact of the impairment of goodwill, state taxes, and $2.8 million of adjustments from prior periods to deferred tax assets and liabilities associated with fixed assets, certain acquired intangible assets and net operating loss carryforwards. Our income tax benefit for the nine months ended September 30, 2012 of 88.5% was $19.2 million. As noted in the quarter over-quarter discussion, our effective income tax rate for the nine months ended September 30, 2012 differs from the federal statutory rate of 35.0% primarily due to reductions in valuation allowance due to acquired sources of taxable income in the form of deferred tax liabilities resulting from the TFI acquisition.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our primary source of capital is from cash generated by our operations with additional sources of capital from borrowings available under our Revolving Credit Facility as well as the debt and equity capital markets. Our historical acquisition activity has been, and any future acquisition activity is expected to be, highly capital intensive, with significant investments required in order to expand our presence in the major United States shale basins, access new shale basins and expand the breadth and scope of the services we provide. The following table summarizes our sources and uses of cash for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months Ended September 30,
	2013	2012
Net cash provided by operating activities	$76,375	$17,940
Net cash used in investing activities	(42,723)	(253,973)
Net cash (used in) provided by financing activities	(39,928)	167,516

Net decrease in cash and cash equivalents	$(6,276)	$(68,517)

As of September 30, 2013, we had cash and cash equivalents of $9.9 million, a decrease of $6.3 million from December 31, 2012. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our revolving credit facility. Our excess cash combined with $33.7 million of free cash flow (defined as net cash provided by operating activities less net cash used in investing activities) for the nine months ended September 30, 2013 was used to repay $15.0 million and $32.5 million of the outstanding balance on our Revolving Credit Facility during the three and nine months ended, respectively. Free cash flow for the 2013 nine-month period was due primarily to net cash provided by operating activities stemming from improvements in working capital, most notably, a $16.1 million reduction in accounts receivable and $6.5 million increase in accounts payable.

Operating Activities — Net cash provided by operating activities was $76.4 million for the nine months ended September 30, 2013 and consisted of the add-back of non-cash items and other adjustments totaling $244.8 million and a $50.8 million increase in net operating liabilities offset by a net loss of $219.2 million. The non-cash items included $90.0 million of depreciation and amortization. The increase in net operating liabilities was due primarily to a $36.4 million net increase in accounts payable including accrued interest and accrued expenses combined with a $14.4 million net decrease in accounts receivable and other current assets.

Net cash provided by operating activities was $17.9 million for the nine months ended September 30, 2012 and consisted of non-cash items and other adjustments of $28.0 million offset by a net loss of $2.5 million and a $7.6 million increase in net operating assets. The increase in net operating assets included a $19.7 million increase in accounts receivable due largely to revenue growth and slower collections. Non-cash items and adjustments included $27.6 million of depreciation expense and $11.4 million of amortization of intangible assets.

Investing Activities — Net cash used in investing activities was $42.7 million for the nine months ended September 30, 2013 and consisted primarily of $35.6 million of capital expenditures including $12.5 million of upgrades to a produced water pipeline in the Haynesville Shale area, and $10.6 million for acquisitions (net of cash acquired). These capital outlays were partially offset by $3.5 million in proceeds from the settlement of the Power Fuels working capital adjustment and from sales of property and equipment.

Net cash used in investing activities was $253.9 million for the nine months ended September 30, 2012 and consisted of $232.2 million of cash payments associated with business acquisitions and $33.8 million of capital expenditures offset by $5.2 million of proceeds received from the sale of available-for-sale securities and $6.9 million of proceeds from the sale of property and equipment.

Financing Activities — Net cash used in financing activities was $39.9 million for the nine months ended September 30, 2013 and consisted of $32.5 million of net payments under our Revolving Credit Facility, $4.0 million of payments under capital leases and notes payable, $1.8 million of contingent consideration payments and $1.6 million in other disbursements.

Net cash provided by financing activities was $167.5 million for the nine months ended September 30, 2012 and consisted of $74.4 million of net proceeds received from the sale of 18.2 million shares of our common stock in a public offering at $4.40 per share, and net proceeds of $248.6 million from the issuance of the first tranche of our 2018 Notes in April 2012, offset by $140.2 million payment on a term loan, which was repaid during the third quarter of 2012 using a portion of the proceeds received from the sale of common stock described above. The issuance of the 2018 Notes in April 2012 was used primarily to fund our acquisition of TFI.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2013, excluding acquisitions, totaled $35.6 million, and included $12.5 million for upgrades to the Company’s produced water pipeline in the Haynesville Shale area. A significant portion of our transportation-related capital requirements are financed through capital leases, which are not included in the capital expenditures noted in the previous sentence. Transportation assets purchased under capital lease obligations totaled approximately $5.8 million and $20.4 million in the nine months ended September 30, 2013 and 2012, respectively. Excluding costs associated with the produced water pipeline, capital expenditures decreased approximately $1.7 million in the first nine months of 2013 compared to the same period of 2012. This decrease was due in part to our focus on improving the utilization of existing assets and optimizing resource allocations in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for the remainder of 2013, as well as any acquisitions we choose to pursue, will likely be financed through a combination of cash on hand, cash flow from operations, borrowings under our revolving credit facility and capital leases, and, in the case of acquisitions, issuances of equity. We may also issue additional debt securities.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations, and capital expenditures including acquisitions. As of September 30, 2013, we had $535.2 million of indebtedness outstanding, consisting of $114.5 million under the Revolving Credit Facility, $400.0 million of 2018 Notes and $21.5 million under capital lease and other notes payable obligations. The 2018 Notes, which were issued in separate tranches, are presented net of unamortized issuance discounts and issuance premiums of $1.1 million and $0.3 million, respectively, in our consolidated balance sheet at September 30, 2013.

Under the terms of the revolving credit facility, as amended in September 2013, the Company is required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a maximum senior leverage ratio based on “Consolidated EBITDA,” as defined in the revolving credit agreement, for each trailing four-quarter period. The required and actual ratios at September 30, 2013, all of which the Company was in compliance with, are as follows:

	Required	Actual
Minimum interest coverage ratio	2.75x	3.43x
Maximum total leverage ratio	4.75x	4.21x
Maximum senior leverage ratio	2.50x	1.08x

Availability under the Revolving Credit Facility for future borrowings as of September 30, 2013, based on the most restrictive financial covenant, was $69.7 million, which is net of our total outstanding borrowings and $2.7 million of letters of credit. As of November 7, 2013 the outstanding balance on the Revolving Credit Facility was approximately $132.5 million. The increase in the outstanding balance from September 30, 2013 was due primarily to cash requirements for the payment of the semi-annual interest on our 2018 Notes on October 15, 2013.

The Revolving Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to incur additional indebtedness; incur liens (other than liens securing capital leases and purchase money debt); make further negative pledges; make loans, advances and other investments, including acquisitions (provided that acquisitions shall be permitted to the extent that the target is in the water or environmental services industry, that the representations and warranties are true and correct in all material respects as of the acquisition date and certain pro forma ratios are met); declare dividends, distributions and issuances of equity interest or repayment of the same; make fundamental changes; make prepayments, redemptions and purchases of subordinated and certain other debt; engage in transactions with affiliates; pay dividends and make other payments affecting subsidiaries; make changes in lines of business, fiscal year and accounting practices; make material amendments to our organization documents; engage in sales-leaseback transactions; engage in hedging transactions; make capital expenditures and incur operating lease obligations. We are currently in compliance with all of our covenants in our Revolving Credit Facility. Depending on our operating results in the fourth quarter of 2013 and other factors, we may have difficulty meeting our minimum interest coverage ratio and/or our maximum total leverage ratio at December 31, 2013. Failure to meet the specified ratios constitutes an event of default under our Revolving Credit Facility. If any event of default were to occur, we would seek a waiver of the covenants or refinance the Revolving Credit Facility with an alternate structure with no ongoing maintenance covenant requirements. A decision to seek a waiver or refinancing could result in upfront fees and increased interest costs; however, there can be no assurances that such a waiver or refinancing could be obtained. Failure to obtain a waiver or refinancing, in any case, would trigger a requirement that the outstanding balance under the Revolving Credit Facility be repaid immediately, which would also likely trigger acceleration of our 2018 notes.

The indentures governing the 2018 Notes also contain restrictive covenants that, among other things, limit our ability to transfer or sell assets; pay dividends or make certain distributions, buy subordinated indebtedness or securities, make certain investments or make other restricted payments; incur or guarantee additional indebtedness or issue preferred stock; create or incur liens securing indebtedness; incur dividend or other payment restrictions affecting restricted subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; engage in business other than a business that is the same or similar, reasonably related, complementary or incidental to our current business and/or that of our restricted subsidiaries; and make certain acquisitions or investments. The Company was compliant with these covenants at September 30, 2013.

As previously described, in October 2013, the Company’s board of directors authorized commencement of a process to divest TFI. As noted above, our Revolving Credit Facility and the indentures to the 2018 Notes contain certain limitations and covenants concerning changes in lines of business and the substantial sale of our assets. Any divesture of TFI may be subject to various third party consents. There can be no assurances that we will obtain any necessary consents of lenders, governmental authorities or other third parties that might be required in order for us to sell TFI or effectuate any other divesture.

Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our 2012 Annual Report on Form 10-K.

From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our capacity to repurchase common stock is limited to $3.0 million per year by the Revolving Credit Facility unless certain payment conditions are satisfied.

Off Balance Sheet Arrangements

None.

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

The table below provides a reconciliation between net loss, as determined in accordance with U.S. GAAP, and EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(193,738)	$(9,345)	$(219,219)	$(2,465)
Depreciation of property, plant and equipment	21,264	9,666	66,325	27,639
Amortization of intangible assets	5,874	5,281	23,531	11,413
Interest expense, net	13,473	6,968	40,144	15,930
Income tax (benefit) expense	(54,915)	634	(68,918)	(19,249)

EBITDA	$(208,042)	$13,204	$(158,137)	$33,268

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for us is the reporting period starting January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements. As permitted under ASU 2013-02, we will elect to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in 2013 if and when reclassification adjustments are made. There were no reclassification adjustments from any components of accumulated other comprehensive income during the three and nine months ended September 30, 2013 and 2012.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us were the annual and interim periods starting January 1, 2012. As previously described, we performed an assessment of qualitative factors at June 30, 2013 and concluded that impairment indicators were present. These impairment indicators include adverse changes in the business climate of certain Shale basins including persistently low natural gas prices and shifts in customer end markets and resulting higher logistics costs in the Company’s Industrial Solutions operating segment combined with lower-than-expected financial results, and the fact that the market value of the equity of the Company traded for a period of time at a value that was less than book value of the equity of the Company. We completed our impairment review of long-lived assets and goodwill during the quarter ended September 30, 2013. See Note 5 of notes to the condensed consolidated financial statements for additional information.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies in the nine months ended September 30, 2013 from those contained in our 2012 Annual Report on Form 10-K.

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

Interest Rates

As of September 30, 2013 the outstanding principal balance on our revolving credit facility was $114.5 million with variable rates of interest based generally on London inter-bank offered rate (“LIBOR”) plus a margin of between 2.50% and 3.75% based on a ratio of the Company’s total debt to EBITDA (as defined in the Revolving Credit Facility), or an alternate interest rate equal to the higher of the Federal Funds Rate as published by the Federal Reserve Bank of New York plus 0.50%, the prime commercial lending rate of the administrative agent under the Credit Agreement, and monthly LIBOR plus 1.00%, plus a margin of between 1.50% and 2.75% based on the Company’s total debt to EBITDA (as defined in the Revolving Credit Facility). We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the nine months ended September 30, 2013 our net interest expense for the three and nine months ended September 30, 2013 would have increased by an estimated $0.3 million and $1.1 million, respectively.

As of September 30, 2013 the carrying value and the fair value of our 2018 Notes was $400.0 million and $407.9 million, respectively. The fair value of our 2018 Notes is affected, among other things, by changes to market interest rates. Should we decide to retire our 2018 Notes early, a change in interest rates could affect our future repurchase price. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to the fair value of our 2018 Notes assuming various changes in market interest rates. Assuming a hypothetical increase to market interest rates of 1%, we estimate the fair value of our 2018 Notes would decrease by approximately $14 million. Assuming a hypothetical decrease to market interest rates of 1%, we estimate the fair value of our 2018 Notes would increase by approximately $14 million.

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

Changes in Internal Control over Financial Reporting

As a result of two material acquisitions completed in 2012, the Company is in the process of harmonizing internal controls over financial reporting on a company-wide basis. Except for this ongoing harmonization effort, there were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Commitments and Contingencies-Litigation” in Note 12 of the Notes to our Condensed Consolidated Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our 2012 Annual Report on Form 10-K filed with the SEC on March 18, 2013, except as set forth below:

An event of default under our Revolving Credit Facility may adversely affect our business, results of operations and financial condition.

Our Revolving Credit Facility requires us to comply with specified financial ratios and tests, including a minimum interest coverage ratio and a maximum total leverage ratio. Specifically, our interest coverage ratio may not be less than 2.75 to 1.00 and our total leverage ratio may not be more than 4.75 to 1.00 as of the last day of any fiscal quarter. At September 30, 2013, we had interest coverage and total leverage ratios of 3.43 to 1.00 and 4.21 to 1.00, respectively, and were in compliance with all covenants under the Revolving Credit Facility and the covenants under the 2018 Notes. However, depending on our operating results for the remainder of 2013, we anticipate that we may have difficulty meeting the minimum interest coverage ratio and/or maximum total leverage ratio under our Revolving Credit Facility in the future, potentially in the fourth quarter of 2013.

A failure to comply with the covenants contained in our Revolving Credit Facility, the indenture governing the 2018 Notes or our other existing indebtedness could result in an event of default under the existing agreements which, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

In particular, a breach of the minimum interest coverage ratio or maximum total leverage ratio could result in an event of default under our Revolving Credit Facility. Pursuant to the Revolving Credit Facility, any such breach that remains unremedied for a period of thirty days, following the earlier of the date on which administrative agent gives notice of such breach to us and the date we are deemed to acquire knowledge of such breach, constitutes an event of default. If such an event of default occurs, the lenders under the Revolving Credit Facility, among other things,

•	would not be required to lend any additional amounts to us; and

•	could elect to declare all borrowings outstanding under the revolving credit facility, together with accrued and unpaid interest and fees, to be due and payable and could demand cash collateral for all letters of credit issued thereunder;

all of which could also result in an event of default under the 2018 Notes.

If the indebtedness under our Revolving Credit Facility or the 2018 Notes were to be accelerated after an event of a default, our assets may not be sufficient to repay such indebtedness in full and our lenders could foreclose on our secured assets. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms.

Future charges due to possible impairments of assets may have a material adverse effect on our results of operations and stock price.

As discussed more fully in Note 5 to the condensed consolidated financial statements, during the nine months ended September 30, 2013 we recorded charges totaling $210.4 million for the impairment of goodwill and long-lived assets. At September 30, 2013, 50.5% of our assets are comprised of goodwill and other intangible assets, the majority of which relates to the Power Fuels merger. If there is further deterioration in our business operations or prospects, the value of our intangible assets, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.

Accounting Standards Codification 350 (ASC 350 “Intangibles – Goodwill and Other) provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the composition of our reporting units; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in further impairment charges. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

On an ongoing basis and at least annually, we evaluate whether the carrying value of our intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary. We cannot accurately predict the amount or timing of any impairment of assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our results of operations and stock price.

We may not recognize the anticipated benefits of our proposed disposition of the Industrial Solutions business or any other divestitures we may pursue in the future.

As described in Note 16 of notes to the condensed consolidated financial statements, in October 2013, our Board of Directors authorized commencement of a process for the divestiture of TFI, comprising our Industrial Solutions business segment. There can be no assurance that we will be able to sell TFI. Additionally, we may evaluate other potential divestiture opportunities with respect to portions of our business from time to time, and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy and we would be able to realize value for our stockholders in so doing. Any divestiture or disposition, including the planned disposition of TFI, could expose us to significant risks, including, without limitation, fees for legal and transaction-related services, diversion of management resources, loss of key personnel and reduction in revenue. Further, we may be required to retain or indemnify a buyer against certain liabilities and obligations in connection with any such divestiture, and we may also become subject to third-party claims arising out of such divestiture. As previously described, our Revolving Credit Facility and the indentures to the 2018 Notes contain certain limitations and covenants concerning changes in lines of business and the substantial sale of our assets. A divesture of TFI may be subject to various third party consents. There can be no assurances that we will obtain any necessary consents of lenders, governmental authorities or other third parties that might be required in order for us to sell TFI or effectuate any other divesture. In addition, we may not achieve the expected price in a divestiture transaction, including the proposed sale of TFI, which could result in additional losses being recorded. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction, it could adversely affect our financial condition and results of operations.

Our results of operations and financial condition may be negatively affected if we fail to adequately accrue for costs relating to pending litigation.

As described in Note 12 of the notes to the condensed consolidated financial statements, during the quarter ended September 30, 2013, we recorded a charge of $16.0 million to establish an accrual related to the 2010 class action litigation. We have not entered into any definitive settlement agreement with the plaintiffs in this matter, and there can be no assurance that our actual costs relating to this matter will not ultimately exceed the amounts we have accrued plus any remaining available insurance coverage. If our actual defense and settlement costs exceed the amounts accrued and any remaining available insurance coverage, it could result in additional charges to earnings, which could be significant, and which would negatively impact our business, results of operations and/or liquidity.

Our reverse stock split could be viewed negatively and could lead to a decrease in our overall market capitalization.

On November 9, 2012, our stockholders approved a proposed amendment to our amended and restated certificate of incorporation, as amended, and authorized our Board of Directors to effect a reverse stock split of our common stock at a ratio in the range of 1-for-2 to 1-for-10, as and when determined by our Board of Directors in its sole discretion any time prior to December 31, 2013. We anticipate implementing this reverse stock split by the end of 2013 with a ratio of 1:10. However, while we expect that the resulting reduction in our outstanding shares of common stock will increase the market price of our common stock, there can be no assurance that the reverse stock split will increase the market price of our common stock by a multiple equal to the number of pre-split shares in the reverse split ratio, or result in any permanent increase in the market price. In some cases, the stock price of companies that have effected reverse stock splits has subsequently declined. A reverse stock split is sometimes viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2013, the Company entered into a stipulation of settlement with plaintiff and all defendants in a shareholder derivative lawsuit related to the Company’s acquisition of China Water & Drinks, Inc. that was filed in 2010 in the Superior Court of California, County of Riverside (Hess v. Richard Heckmann et al., Case No. INC 10010407). The court entered a final order preliminarily approving the proposed of settlement, on June 24, 2013. Pursuant to that final order, and as part of the consideration paid to settle such lawsuit, in July 2013 the Company issued 558,660 shares of Company common stock to the plaintiff’s attorneys, which shares are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company did not receive cash proceeds from the issuance of such shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on September 4, 2007).

3.1A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 5, 2008).

3.1B	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1B to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on October 26, 2007).

4.1	Nuverra 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2013).

10.1	Amendment No. 3 to the Credit Agreement, dated September 27, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013).

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	Chief Executive Officer and President

/s/ Jay C. Parkinson
Name:	Jay C. Parkinson
Title:	Executive Vice President and Chief Financial Officer