Form 10-K
period 2013-12-31
Nuverra Environmental Solutions, Inc.
filed 2014-03-10
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-33816

(A Delaware Corporation)

I.R.S. Employer Identification No. 26-0287117

14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254

Telephone: (602) 903-7802

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $429.9 million based on the closing sale price on such date as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

The number of shares outstanding of the registrant’s common stock as of March 3, 2014 was 26,063,935.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 6, 2014, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•	the potential sale of Thermo Fluids Inc.; and

•	plans to increase operational capacity, including additional trucks, saltwater disposal wells, frac tanks, rail cars, processing facilities and pipeline construction or expansion.

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

•	risks associated with our indebtedness, including our ability to manage our liquidity needs and to comply with covenants under our credit facilities;

•	difficulties in identifying and completing acquisitions and divestitures, and differences in the type and availability of consideration or financing for such acquisitions and divestitures;

•	difficulties encountered in integrating acquired or merged assets, businesses, employees and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	fluctuations in prices and demand for commodities such as oil and natural gas;

•	changes in customer drilling activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

•

risks associated with the operation, construction and development of saltwater disposal wells and pipelines, including access to additional disposal well locations and pipeline rights-of-way, and unscheduled delays or inefficiencies;

•

the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets;

ii

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

•

the unknown future impact on our business from the legislation and governmental rulemaking, including the Affordable Care Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated thereunder;

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

When used in this Annual Report, the terms “Nuverra,” the “Company,” “we,” “our,” and “us” refer to Nuverra Environmental Solutions, Inc. and its consolidated subsidiaries, unless otherwise specified.

Overview

Nuverra Environmental Solutions, Inc. is among the largest companies in the United States dedicated to providing comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations. Nuverra provides one-stop, total environmental solutions, including delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of shale oil and natural gas.

To meet its customers’ environmental needs, Nuverra utilizes a broad array of assets to provide a comprehensive environmental solution. The Company’s logistics assets include trucks and trailers, pipelines, temporary pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. The Company continues to expand its suite of environmentally compliant and sustainable solutions to customers who demand environmental compliance and accountability from their service providers.

The following chart describes our focus on providing comprehensive environmental solutions and the assets we currently utilize or are in the process of implementing to execute on our strategy:

	Delivery	Collection	Treatment	Recycling	Disposal
Solutions	• Fresh water to drilling sites • Drilling mud • Water procurement	• Liquid waste from fracking • Liquid waste from ongoing well production • Solid waste	• Oily waste water • Liquid waste from fracking • Liquid waste from ongoing well production	• Liquid waste from fracking • Liquid waste from ongoing well production	• Liquid and solid waste

Assets	• More than 1,100 trucks • Approximately 5,700 tanks • 50 miles of freshwater delivery pipeline • 50 miles of produced water collection pipeline

•  Appalachian Water Services, LLC (“AWS”) plant—a wastewater treatment recycling facility specifically designed to treat and recycle water involved in the hydraulic fracturing process in the Marcellus Shale area

•  Halliburton H2O ForwardSM partnership treatment facilities

• 56 liquid waste disposal wells • Solid waste landfill • Thermal treatment assets for solid waste

Our Shale Solutions segment consists of our operations in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•

Oil shale areas: includes our operations in the Bakken, the Utica, the Eagle Ford, the Mississippian, and the Permian Basin shale areas. During 2013, approximately 71% of our revenues from continuing operations were derived from these shale areas.

•

Gas shale areas: includes our operations in the Marcellus, the Haynesville, and the Barnett shale areas. During 2013, approximately 29% of our revenues from continuing operations were derived from these shale areas.

Nuverra supports its customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas from shale formations. Current services include (i) fluid logistics via water procurement, delivery, collection, storage, treatment, recycling and disposal, (ii) solid waste collection and disposal, (iii) permanent and portable pipeline facilities and water infrastructure services, (iv) equipment rental services, and (v) other ancillary services for exploration and production (“E&P”) companies focused on the extraction of oil and natural gas resources from shale basins.

As part of its environmental solution for water and water-related services, Nuverra serves E&P customers seeking fresh water acquisition, temporary or permanent water transmission and storage, transportation, treatment or disposal of fresh flowback and produced water in connection with shale oil and natural gas hydraulic fracturing operations. The Company also provides services for water pit excavations, well site preparation and well site remediation. The Company owns a 50-mile underground pipeline network in the Haynesville Shale area for the efficient delivery of fresh water and removal of produced water, a fleet of more than 1,100 trucks for delivery and collection, and approximately 5,700 storage tanks. The Company also owns or leases 56 operating saltwater disposal wells in the Bakken, Marcellus/Utica, Haynesville, Eagle Ford, and Tuscaloosa Marine shale areas.

As part of its environmental solution for water treatment, Nuverra has a majority interest investment in Appalachian Water Services, LLC (“AWS”), which owns and operates a wastewater treatment facility specifically designed to treat and recycle water resulting from the hydraulic fracturing process in the Marcellus Shale area. Additionally, in July 2013, Nuverra entered into an agreement with Halliburton to advance the treatment and recycling of produced water to be re-used in the hydraulic fracturing process. As part of the agreement, Nuverra and Halliburton work together in the Bakken Shale area to offer the H2O ForwardSM service to E&P companies. H2O ForwardSM service allows customers to recycle waste streams of flowback and produced water for use in well completions, reducing the need for fresh water. For hydraulic fracturing operations conducted by Halliburton using the H2O ForwardSM system in the Bakken, Nuverra provides logistics, transportation, storage, and overall fluid management services.

As part of its environmental solution for solid waste, the Company owns an oilfield solids disposal landfill in the Bakken Shale area. The landfill is located on a 60-acre site with permitted capacity of more than 1.7 million cubic yards of airspace. The Company believes that permitted capacity at this site could be expanded up to 5.8 million cubic yards of permitted airspace capacity in the future, subject to receipt of requisite regulatory approvals. In addition, the Company has begun construction of a thermal treatment facility at the landfill site in North Dakota.

As part of its ongoing operations, Nuverra continually assesses its asset mix and, as needs and demand require, will invest in additional equipment or make improvements to our existing assets.

During the fourth quarter of 2013, Nuverra announced a strategic rationalization of its Shale Solutions business designed to maximize operating efficiencies, leverage future growth opportunities, and optimize sales and business development activities to align with its customers. The Company expects to complete the initiative during 2014, which we expect to consist of the following divisions:

•	Northeast Division: comprising the Marcellus and Utica Shale areas;

•	Southern Division: comprising the Haynesville, Barnett, Eagle Ford, Mississippian Shale areas and the Permian Basin; and

•	Rocky Mountain Division: comprising the Bakken Shale area.

Competitive Strengths

We believe our business possesses the following competitive strengths, which position us to better serve our customers and grow revenue and cash flow:

Leading Transportation and Logistics Network to Control Delivery, Collection, Treatment and Disposal. We operate a transportation and logistics network consisting of more than 1,100 trucks, 5,700 storage tanks, 50 miles of fresh water delivery pipeline and 50 miles of produced water collection pipeline. The products we move within our logistics network include fresh water, drilling fluids, liquid and solid waste, and oily wastewater. Our business practices and standards promote the safe and responsible collection, treatment, recycling and/or disposal of restricted environmental waste on behalf of our customers. As we expand our treatment, recycling, and disposal solutions, we believe controlling the environmental product that is processed by these assets through our transportation and logistics network is a competitive strength when compared to competitors that rely on third-party providers for transportation and logistics expertise.

Our Customers are Highly Focused on Environmental Responsibility and Compliance. Our customers are committed to conducting their operations with high levels of environmental responsibility and compliance. They place a premium on a national environmental solutions provider that is focused exclusively on the safe and responsible delivery, collection, treatment, recycling, and disposal of their restricted environmental products. There is a high level of scrutiny on the environmental impact of shale oil and natural gas drilling and production. As a result, we believe there is significant demand for Nuverra’s exclusive focus on surface environmental matters. We provide customers the ability to effectively outsource many of the regulatory issues surrounding their business, making it possible for them to focus on their core competencies.

National Operating Footprint Appeals to Customers Operating in Multiple Shale Basins. We are one of the few companies solely focused on surface environmental solutions that has a national operating capability with a strong presence in the majority of the North American unconventional shale basins. An increasing number of E&P operators have a presence in multiple basins, including a growing number of super majors, majors, and large independent companies. As a result, we believe we have a competitive advantage relative to many smaller competitors due to our national customer relationships and the growing demand for consistent and comprehensive solutions to their environmental needs across multiple basins.

Rapidly Growing Market Segment with Differentiated Value Proposition. We believe that the growth of domestic production of oil and natural gas in unconventional shale basins presents a unique growth opportunity. Many industry and financial analysts are forecasting significant growth in U.S. oil and natural gas production, largely as a result of advances in drilling and completion techniques in the unconventional shale basins in which we operate. These new techniques require significant environmental solutions to manage restricted waste products, and our customers are committed to the responsible and safe handling of these products. As such, we believe our strategy to provide comprehensive environmental solutions—from collection through recycling or disposal—provides us with a strong competitive advantage. Many of our competitors offer only a single component of this value chain, with environmental solutions comprising a component of their overall business services. We believe our focus on the spectrum of surface-related environmental solutions makes it possible for us to provide our customers with a consistent, compliant, professional, and highly differentiated value proposition.

Operational, Environmental and Regulatory Expertise. We believe our management team and employees have significant expertise regarding the issues surrounding environmental waste products and can efficiently and safely provide services to our customers to manage this aspect of their business. We apply this experience to providing excellent service and identifying innovative, new solutions for our customers. We expect demand for our services to increase as regulatory mandates may increase the financial and operational burdens on our customers.

Strategy

Our strategy is to leverage our unique, full-cycle business model to expand relationships with current and new customers and to provide the most comprehensive environmental solutions, including delivery, collection, treatment, recycling, and disposal of the environmental waste generated from unconventional shale oil and natural gas production. The principal elements of our business strategy are to:

Utilize Our Leading Transportation and Logistics Network to Expand Pipeline, Rental, Treatment, Recycling, and Disposal Solutions. We intend to leverage our advanced transportation and logistics system to continue to expand our pipeline, rental, treatment, recycling, and disposal services. We believe as the market in the unconventional shales evolves, customers will increasingly value a one-stop provider for all of their environmental solutions, including pipeline, rental, treatment/recycling and disposal solutions for liquid and solid waste products. Our current transportation and logistics footprint provides the platform from which we can continue to expand our customer network and provide end-to-end environmental solutions.

Establish and Maintain Leading Market Positions in Core Operating Areas. We strive to establish and maintain leading market positions within our core operating areas to realize benefits from scale and customer penetration, as well as maximize our returns on invested capital. As a result, we seek to maintain close customer relationships and to provide a comprehensive, end-to-end environmental solution, rather than one-off individual services.

Providing Solutions in a Reliable and Responsible Manner. Nuverra is a company focused on efficiency and environmental sustainability through responsible practices. We are committed to protecting the health and safety of our employees, partners and other stakeholders, reducing the impact of our operations on the environment, supporting our communities, and enhancing the operations of our partners. These are key tenets that govern our daily activities and strategic vision. Our customers require high levels of regulatory, environmental and safety compliance, which we support through employee training, the maintenance of our asset base and our approach to developing environmentally sustainable solutions for customers. Combined with the increasing number of customers operating in multiple basins, we seek a national-level dialogue with these customers in order to provide a consistent and comprehensive solutions-based approach to their environmental needs.

Development and Implementation of Best Practices to Drive Efficiency and Economy. We believe that there are best-practices in certain of our current shale geographies that can be expanded to other areas of operations to drive efficiency. We also intend to pursue the implementation of new invoicing, and fleet management systems to reduce costs, improve data collection and increase operating efficiency.

Maintain a Flexible Capital Structure to Pursue Growth Opportunities. We intend to maintain a capital structure that provides us with the flexibility to continue to expand our business, support ongoing operational advancements, minimize our overall cost of capital and support our long-term growth strategies.

Industry Overview

Over the past several years, E&P companies have focused on utilizing the vast resource potential available across many of North America’s unconventional shale areas through the application of horizontal drilling and completion technologies, including multi-stage hydraulic fracturing. We believe capital for the continued development of shale oil and natural gas resources will be provided in part by the large, well-capitalized domestic and international oil and natural gas companies that have made and continue to make significant capital commitments in North America’s unconventional basins. We believe these companies are highly focused on environmental responsibility, compliance, and regulatory issues and prefer to work with large, highly qualified national companies.

Advances in drilling technology and the development of unconventional North American hydrocarbon plays allow previously inaccessible or non-economical formations in the earth’s crust to be accessed by utilizing high pressure methods from millions of gallons of water (or the process known as hydraulic fracturing, or fracking) combined with proppant fluids (containing sand grains or ceramic beads) to create new perforation depths and fissures to extract natural gas, oil, and other hydrocarbon resources. Significant amounts of water are required to be delivered to the well for hydraulic fracturing operations, and subsequently, complex water flows, in the forms of flowback and produced water, represent a waste stream generated by these methods of hydrocarbon exploration and production. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled. In addition to the liquid product stream involved in the hydraulic fracturing process, there are also significant environmental solid waste streams that are generated during the drilling and completion of a well. During the drilling process, a combination of the cut rock, or “cuttings,” mixed with the liquid used to drill the well, is returned to the surface and must be handled in accordance with environmental and other regulations. Historically, much of this solid waste byproduct was buried at the well site. We believe that customers will increasingly be focused on the treatment and offsite disposal of the solid waste byproduct.

We primarily operate in the Bakken, Marcellus/Utica, Haynesville, Eagle Ford, Mississippian Lime, Barnett, and Permian Basin shale areas.

•

The Bakken and underlying Three Forks formations are the two primary reservoirs currently being exploited in the Williston Basin, which covers most of western North Dakota, eastern Montana, northwest South Dakota and southern Saskatchewan. The Bakken formation occupies about 200,000 square miles of the subsurface of the Williston Basin in Montana, North Dakota and Saskatchewan, and the Three Forks formation lies directly below North Dakota’s portion of the Bakken formation, where oil-producing rock is located between layers of shale about two miles underground. According to the U.S. Energy Information Administration, or the “EIA,” April 2013 Annual Energy Outlook, as of January 1, 2011, the Bakken Shale area had more than 8.04 billion barrels of technically recoverable oil reserves. The Bakken Shale area is now one of the most actively drilled unconventional resources in North America, with North Dakota daily crude oil production reaching over 970,000 barrels per day as of November 2013, currently ranking second among U.S. states in daily average crude oil production.

•

The Haynesville Shale area is located across northwest Louisiana and east Texas, and extends into Arkansas. The Haynesville Shale area is the third largest natural gas-producing basin in North America, with an estimated 74.6 Tcf of technically recoverable gas and production of nearly 4.1 Bcf/d as of October 2013, or more than 3% of U.S. total natural gas production.

•

The Eagle Ford Shale area is a gas and oil play located across southern Texas. The play contains a high liquid component, which has led to the definition of three areas: oil, condensate and dry gas. The Eagle Ford Shale is estimated to have approximately 60.9 Tcf of technically recoverable gas and 10.7 billion barrels of technically recoverable oil, according to the EIA.

•

The Marcellus Shale area is located in the Appalachian Basin in the Northeastern United States (primarily in Pennsylvania, West Virginia, New York and Ohio). The Marcellus Shale is the largest natural gas field in North America with approximately 148.4 Tcf of technically recoverable gas, according to the EIA.

•

Adjacent to the Marcellus Shale is the emerging Utica Shale, located primarily in southwestern Pennsylvania and eastern Ohio. Still in the early stages of development, the Utica Shale play has three identified areas: oil, condensate and dry gas. According to the EIA, the Utica Shale is estimated to have approximately 38.2 Tcf of technically recoverable gas.

•

The Barnett Shale is located in Texas and is estimated to have approximately 57.7 Tcf of technically recoverable gas, according to the EIA. The Barnett Shale is the second largest natural gas-producing basin in the United States, producing approximately 4.5 Bcf/d as of October 2013, or approximately 4% of total U.S. natural gas production.

•

The Mississippian play is an old producing conventional field with more than 17,000 vertical wells drilled since the 1930s, but it has recently become an emerging horizontal shale play in Northern Oklahoma and Southern Kansas that is marked by significant amounts of produced water.

Customers

Our customers include major domestic and international oil and gas companies, foreign national oil and gas companies and independent oil and natural gas production companies that are active in our core areas of operations. In the year ended December 31, 2013, our three largest customers represented 14%, 14% and 11%, respectively, of our total consolidated revenues.

Competitors

We believe there are a limited number of competitors who approach the market similarly to Nuverra. Some competitors are focused primarily on treatment, recycling, and disposal operations, preferring to avoid the logistical components of delivery and collection, and include Tervita Corporation, R360 Environmental Solutions (now part of Waste Connections, Inc.), and Clean Harbors, Inc. We believe that offering a comprehensive environmental solution to our customers, which includes certainty of control of environmental products from generation through disposal, is an important value proposition and will only increase in importance over time. We believe the logistics network we have built to provide delivery and collection is a significant competitive advantage relative to these competitors.

Other competitors offer certain environmental services as ancillary offerings to their core businesses, which are focused largely on the downhole aspects of oil and natural gas operations. Unlike us, many of these competitors also conduct hydraulic fracturing and/or workover operations, examples of which would include Schlumberger Limited, Baker-Hughes, Inc., Key Energy Services, Inc. and Basic Energy Services, Inc. However, none of these companies focus exclusively on the surface environmental aspects of unconventional oil and natural gas operations, a key aspect of our strategy. Other competitors focus primarily or exclusively on the fluids handling aspects of hydraulic fracturing and include numerous small, regional enterprises.

The markets in which we operate are highly competitive and certain of our competitors have longer industry tenure and greater resources than us. Competition is influenced by such factors as price, capacity, availability of work crews and equipment, health, safety and environment (“HS&E”) programs, legal compliance, technology, reputation and experience. We believe we can compete effectively in the environmental solutions sector as a result of our extensive industry experience, depth and breadth of transport, treatment and disposal assets, focus on HS&E and commitment to customer service.

Health, Safety & Environment

We are committed to excellence in HS&E in our operations, which we believe is a critical characteristic for our business. Our customers in the unconventional shale basins, including many of the large integrated and international oil and gas companies, require us, as a service provider, to meet high standards on HS&E matters. As a result, we believe that being a leading environmental solutions company with a national presence and a dedicated focus on environmental solutions is a competitive advantage relative to smaller, regional companies, as well as companies that provide certain environmental services as ancillary offerings.

Seasonality

Our business segments are impacted by seasonal factors. Generally, our business is negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, we may be unable to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenue. In addition, these conditions may impact our customers’ operations, and, as our customers’ drilling and/or hydraulic fracturing activities are curtailed, our services may also be reduced. During the fourth quarter, we historically have experienced slowdowns during the Thanksgiving and Christmas holiday seasons. In addition, demand sometimes slows during this period as our customers exhaust their annual capital spending budgets.

Intellectual Property

We operate under numerous trade names and own several trademarks, the most important of which are “Nuverra,” “HWR,” “Power Fuels,” and “Heckmann Water Resources.” We also have access, through certain exclusive and business relationships, to various water treatment technologies which, based on our experience, we utilize to create unique, cost-effective and proprietary total water treatment solutions for our customers.

Operating Risks

Our operations are subject to hazards inherent in our industry, including accidents and fires that could cause personal injury or loss of life, damage to or destruction of property, equipment and the environment, suspension of operations and litigation, as described in Note 16 of the Notes to Consolidated Financial Statements herein, associated with these hazards. Because our business involves the transportation of environmentally regulated materials, we may also experience traffic accidents or pipeline breaks that may result in spills, property damage and personal injury. We have implemented a comprehensive HS&E program designed to minimize accidents in the workplace, enhance our safety programs, maintain environmental compliance and improve the efficiency of our operations.

Discontinued Operations

Following an assessment of various alternatives regarding our Industrial Solutions business in the third quarter of 2013 and a decision to focus exclusively on our Shale Solutions business, our board of directors approved and committed to a plan to divest Thermo Fluids Inc. (“TFI”), which comprises our Industrial Solutions segment, in the fourth quarter of 2013. The results of operations and cash flows of TFI are presented as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2013 and 2012 (since its acquisition on April 10, 2012). The assets and liabilities related to TFI are presented separately as assets held for sale and liabilities of discontinued operations in our consolidated balance sheets at December 31, 2013 and 2012.

Our Industrial Solutions segment provides route-based environmental services and waste recycling solutions, offering customers a reliable, high-quality and environmentally responsible solution through our “one-stop shop” of collection and recycling services for waste products including used motor oil (“UMO”), oily water, spent antifreeze, used oil filters and parts washers. The Industrial Solutions segment collects UMO and reprocesses it to be sold in the form of reprocessed fuel oil (“RFO”) to (i) refiners as a critical feedstock for the production of base lubricants and (ii) industrial customers as a lower cost, higher “BTU” alternative to diesel fuel. Our assets focused on servicing industrial end-markets include processing facilities, tanker trucks, vacuum trucks and trailers, and railcars. UMO volume is sourced from participants within the automotive service industry (e.g. quick lube shops, auto dealerships, retail automotive service providers, etc.) and a diverse array of commercial and industrial operations across the trucking, railroad, manufacturing and mining industries. We have established relationships with RFO customers located throughout the United States, typically consisting of re-refiners and energy-intensive industries that require the use of a boiler or furnace, such as the asphalt, pulp, paper and bunker fuel markets.

Based on currently available information we expect the sale of TFI to be completed in the second quarter of 2014 and believe the carrying value of TFI at December 31, 2013 does not exceed its net realizable value. We plan to apply all net proceeds from the sale toward the reduction of debt and general corporate purposes.

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

Oil Pollution Act. The United States Oil Pollution Act, as amended, or “OPA,” governs any facility that has the capacity to store more than 1,320 gallons of oil and/or petroleum products and has the potential to discharge to a “navigable water” of the United States. All our Industrial Solutions facilities are subject to this regulation, which requires that each facility develop and maintain a Spill Prevention Control and Countermeasures Plan, or “SPCC.” The SPCC requires certain planning and training to minimize the potential for oil and/or other petroleum products to be released into a navigable waterway.

National Pollutant Discharge Elimination System. Our Industrial Solutions Division’s storm water discharges and waste water discharges are regulated by the National Pollutant Discharge Elimination System, or “NPDES,” permit program. Many of Industrial Solutions’ facilities are required to manage their storm water runoff according to a “Multi Sector General Permit” issued by the EPA or by a particular state, if the state has been delegated authority to administer the program. Under NPDES, our regulated facilities must maintain a Storm Water Pollution Prevention Plan that identifies certain best management practices to minimize the off-site impact of any pollutants that may be carried off-site by precipitation. Very few of Industrial Solutions’ locations require specific waste water discharge permits from industrial processes.

State Environmental Regulations. Our operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. In Texas, we are subject to rules and regulations promulgated by the Texas Railroad Commission and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality. In Louisiana, we are subject to rules and regulations promulgated by the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources as to environmental and water quality issues, and the Louisiana Public Service Commission as to allocation of intrastate routes and territories for waste water transportation. In Pennsylvania, we are subject to the rules and regulations of the Pennsylvania Department of Environmental Protection and the Pennsylvania Public Service Commission. In Ohio, we are subject to the rules and regulations of the Ohio Department of Natural Resources and the Ohio Environmental Protection Agency. In North Dakota, we are subject to the rules and regulations of the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, and the North Dakota State Water Commission. In Montana, we are subject to the rules and regulations of the Montana Department of Environmental Quality and the Montana Board of Oil and Gas.

In addition, Industrial Solutions’ operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various state environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. For example, in California, Industrial Solutions is subject to the Department of Toxic Substances Control, or “DTSC,” controls on the shipment and management of used oil. Industrial Solutions has worked with the California DTSC to develop a testing and reporting agreement to assist transporters of used motor oil with meeting the state’s standard.

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

Saltwater Disposal Wells. We operate saltwater disposal wells that are subject to the CWA, the Safe Drinking Water Act, or “SDWA,” and state and local laws and regulations, including those established by the Underground Injection Control Program of the United States Environmental Protection Agency, or “EPA,” which establishes the minimum program requirements including for permitting, testing, monitoring, record keeping and reporting of injection well activities. All of our saltwater disposal wells are located in Ohio, Mississippi, Texas, North Dakota and Montana. Regulations in Texas, Louisiana and Ohio, North Dakota and Montana require us to obtain a permit to operate each of our saltwater disposal wells in those states. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our saltwater wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Any leakage from the subsurface portions of the saltwater wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.

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

Our intrastate trucking operations are also subject to the state environmental and waste water transportation regulations discussed under “Environmental Regulations” above. Federal law also allows states to impose insurance and safety requirements on motor carriers conducting intrastate business within their borders, and to collect a variety of taxes and fees on an apportioned basis reflecting miles actually operated within that state.

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

In addition, the USDOT’s Pipeline and Hazardous Materials Safety Administration regulates the transportation of materials deemed by to be hazardous while in transport. A small portion of the materials that Industrial Solutions transports are subject to these regulations, which require certain training and communication rules to ensure the safe transport of hazardous materials.

Hydraulic Fracturing. Although we do not directly engage in hydraulic fracturing activities, certain of our Shale Solutions customers perform hydraulic fracturing operations. While we believe that the adoption of new federal and/or state laws or regulations imposing increased regulatory burdens on hydraulic fracturing could increase demand for our services, it is possible that it could harm our business by making it more difficult to complete, or potentially suspending or prohibiting, crude oil and natural gas wells in shale formations, increasing our and our customers’ costs of compliance and adversely affecting the hydraulic fracturing services that we provide for our customers.

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

Employees

As of December 31, 2013, we had approximately 2,200 full time employees, of whom approximately 300 were executive, managerial, sales, general, administrative, and accounting staff, and 1,900 were truck drivers, service providers and field workers. None of our employees are under collective bargaining agreements. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes.

Additional Information

Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to or exhibits included in these reports, are available free of charge on our website at www.nuverra.com soon after such reports are filed with or furnished to the SEC. From time to time, we also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent press releases. Our reports, including any exhibits included in such reports, that are filed with or furnished to the SEC are also available on the SEC’s website at www.sec.gov. You may also read and copy any materials we file with or furnish to the SEC at the SEC’s Public

Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may request copies of these documents from the SEC, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, and Washington, D.C. 20549.

Neither the contents of our website nor that maintained by the SEC are incorporated into or otherwise a part of this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	Risk Factors

This section describes material risks to our businesses that currently are known to us. You should carefully consider the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected. The risks and factors listed below, however, are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact our business, financial condition and results of operations. Moreover, we operate in a rapidly changing environment. Other known risks that we currently believe to be immaterial could become material in the future. We also are subject to legal and regulatory changes. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operations.

Risks Related to Our Company

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

We have historically grown through strategic acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities identified. In order to complete acquisitions, we would expect to require additional debt and/or equity financing, which could increase our interest expense, leverage and shares outstanding. Businesses that we acquire may not perform as expected. Future revenues, profits and cash flows of an acquired business may not materialize due to the failure or inability to capture expected synergies, increased competition, regulatory issues, changes in market conditions, or other factors beyond our control. In addition, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention.

Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies or earnings gains, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Also, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions.

Additional risks related to acquisitions include, but are not limited to:

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

•

whether any necessary additional debt or equity financing will be available on terms acceptable to us, or at all, and the impact of such financing on our operating performance and results of operations.

Our historical mergers and acquisitions make evaluating our operating results difficult given the significance of these transactions to our business, and historical and unaudited pro forma financial information may not give you an accurate indication of how we will perform in the future.

Our historical acquisition activities, in particular the Power Fuels merger, may make it more difficult for us to evaluate and predict our future operating performance. Our results of operations for the year ended December 31, 2012 include the results of operations of Power Fuels from the date of acquisition, November 30, 2012, through December 31, 2012. Our results of operations for the year ended December 31, 2013 include the results of operations of Power Fuels for the full fiscal year. Unaudited pro forma financial information giving effect to the Power Fuels merger does not represent, and should not be relied upon as reflecting, what our financial position, results of operations or cash flows actually would have been if the transactions referred to therein had been consummated on the dates or for the periods indicated, or what such results will be for any future date or any future period.

We are vulnerable to the potential difficulties associated with rapid growth.

We believe that our future success depends on our ability to manage the rapid growth that we have experienced, and the continued growth that we expect to experience organically and through acquisitions. Our growth places additional demands and responsibilities on our management to, among other things, maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. The following factors could present difficulties to us: lack of sufficient executive-level personnel, increased administrative burden, long lead times associated with acquiring additional equipment; availability of suitable acquisition candidates, trucks, saltwater disposal wells, frac tanks, rail cars, processing facilities and pipeline right-of-way; and the ability to provide focused service attention to our customers, among others.

Future charges due to possible impairments of assets may have a material adverse effect on our results of operations and stock price.

As discussed more fully in Note 7 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Impairment of Long-Lived Assets and Goodwill” included in Item 7 herein, during the year ended December 31, 2013 we recorded asset impairments totaling $210.4 million, including $98.5 million of goodwill related to TFI and $111.9 million of long-lived assets related to our Shale Solutions business. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, the value of our long-lived assets and goodwill, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.

The testing of long-lived assets and goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the composition of our reporting units; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or differences in our actual performance compared with estimates of our future performance, could affect the fair value of long-lived assets and goodwill, which may result in further impairment charges.

The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the three months ended September 30, 2013, we performed step one of the goodwill impairment test for each of our four reporting units: the Shale Solutions reporting unit, the Industrial Solutions reporting unit, the Pipeline reporting unit and the AWS reporting unit. To measure the fair value of each reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review we concluded the fair values of the Shale Solutions, Pipeline and AWS reporting units exceeded their respective carrying amounts and accordingly, the second step of the impairment test was not necessary for these reporting units. Conversely, we concluded the fair value of the Industrial Solutions reporting unit was less than its carrying value thereby requiring us to proceed to the second step of the two-step goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. After allocating the fair value of Industrial Solutions to the assets and liabilities of the reporting unit, we concluded the carrying value of reporting unit goodwill exceeded its implied fair value. Accordingly, we recognized a goodwill impairment charge of $98.5 million in 2013 which is recorded within loss from discontinued operations in the accompanying Consolidated Statements of Operations.

We have $408.7 million in goodwill as of December 31, 2013 related to our Shale Solutions reportable segment, which has been allocated to our Shale Solutions, Pipeline and AWS reporting units. As described in the preceding paragraphs, the results of our impairment test during the third quarter of 2013, which we updated through September 30, 2013 (our annual testing date), indicated that the goodwill relating to each of these reporting units was not impaired at June 30, 2013 and September 30, 2013, since the estimated fair values of all reporting units exceeded their carrying values. With respect to the Pipeline and AWS reporting units, the estimated fair values of the reporting units exceeded their carrying values by a substantial amount. However, while no impairment was indicated as a result of our analysis and testing at June 30, 2013, September 30, 2013, or from our subsequent review at December 31, 2013, we determined that our Shale Solutions reporting unit, with goodwill of $390.7 million, had an estimated fair value that exceeded its carrying value by less than 3.5 percent.

The fair values of each of the reporting units as well as the related assets and liabilities utilized to assess the 2013 impairment were measured using Level 2 and Level 3 inputs as described in Note 11 of the Notes to Consolidated Financial Statements. We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, these assumptions are subject to uncertainty and relatively small declines in the future performance or cash flows of the Shale Solutions reporting unit or small changes in other key assumptions may result in the recognition of impairment charges, which could be significant. We believe the most significant assumption used in our analysis is the expected improvement in the margins and overall profitability of our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, a hypothetical decline of greater than 65 basis points in the operating margin in our Shale Solutions reporting unit would result in an estimated carrying value in excess of its fair value, requiring us to proceed to the second step of the goodwill impairment test. Additionally, we may not meet our revenue growth targets, our working capital needs and capital expenditures may be higher than forecast, changes in credit or equity markets may result in changes to our cost of capital and discount rate and general business conditions may result in changes to the terminal value assumptions for our reporting units. One or more of these factors, among others, could result in additional impairment charges.

In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At December 31, 2013, the closing market price of our common stock was $16.79 per share compared to our book value per share of $24.79 as of such date. Our assessment assumes this relationship is temporary; however, if our book value per share continues to exceed our market price per share for an extended period of time, this would likely indicate the occurrence of events or changes that could cause us to revise our fair value estimates and perform a step-two goodwill impairment analysis. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship in 2014.

In the fourth quarter of 2013, we announced a plan to realign our Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Barnett, Eagle Ford, Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in 2014. In connection with these planned organizational changes, we are evaluating whether the new operating divisions constitute separate operating segments and if so, whether two or more of them can be aggregated into one or more reportable segments. As the organizational realignment progresses, we will continue to evaluate its potential impact on our reporting units, which is a level of reporting at which goodwill is tested for impairment. To the extent we conclude the composition of our reporting units has changed, we will be required to allocate goodwill on a relative fair value basis to the new reporting units and test the newly-allocated goodwill for impairment should triggering events occur. We may experience impairment of our long-lived assets and goodwill as a result of this reallocation.

Should the value of our long-lived assets and goodwill become impaired, we would incur additional charges which could have a material adverse effect on our consolidated results of operations and could result in our incurring additional net operating losses in future periods. We cannot accurately predict the amount or timing of any impairment of assets. Any future determination requiring the write-off of a significant portion of long-lived assets or goodwill, although not requiring any additional cash outlay, could have a material adverse effect on our results of operations and stock price.

We may not recognize the anticipated benefits of our proposed disposition of the Industrial Solutions business or any other divestitures we may pursue in the future.

As described in Note 20 of the Notes to Consolidated Financial Statements herein, in October 2013, our Board of Directors authorized commencement of a process for the divestiture of TFI, comprising our Industrial Solutions operating segment. There can be no assurance that we will be able to sell TFI. Additionally, we may evaluate other potential divestiture opportunities with respect to portions of our business from time to time, and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy and we would be able to realize value for our stockholders in so doing. Any divestiture or disposition, including the planned disposition of TFI, could expose us to significant risks, including, without limitation, fees for legal and transaction-related services, diversion of management resources, transaction execution risks (including risks resulting from buyer financing and due diligence contingencies and other closing conditions), loss of key personnel and reduction in revenue. Further, we may be required to retain or indemnify a buyer against certain liabilities and obligations in connection with any such divestiture, and we may also become subject to third-party claims arising out of such divestiture. In addition, we may not achieve the expected price in a divestiture transaction, including the proposed sale of TFI, which could result in additional losses being recorded. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction, it could adversely affect our financial condition and results of operations. A divesture of TFI may be subject to various third party consents. There can be no assurances that we will obtain any necessary consents of governmental authorities or other third parties, including consent of the lenders under our credit facility, that might be required in order for us to sell TFI or effectuate any other divesture. We anticipate that the expected sale of TFI in 2014 will take the form of a stock sale of TFI rather than a sale of TFI’s assets which will likely result in a significant capital loss for tax purposes, due to our substantially higher tax basis in TFI stock than TFI’s tax basis in its assets. A significant portion of the goodwill impairment charge recorded in the three months ended September 30, 2013 did not result in a reduction of our tax basis in the stock of TFI. We will not be able to carry any recognized capital loss resulting from a sale of TFI stock back to prior years as we did not generate capital gains nor pay any federal tax during such prior carryback years. We also do not currently expect to have significant capital gains in the five succeeding carryforward tax years to offset the capital loss carryforward. Consequently, we expect that any deferred tax asset resulting from a capital loss generated from the sale of TFI stock will require a valuation allowance.

If we are unable to consummate the divestiture of TFI for any reason, our business could be adversely impacted and, in addition, we would be subject to the risks associated with the continued operation of TFI’s business, including (without limitation) operational, financial, legal, environmental and regulatory and compliance risks, any or all of which could be material to our business.

We depend on our senior management.

Our success is largely dependent on the skills, experience and efforts of our people and, in particular, the continued services of Mr. Johnsrud, our Chief Executive Officer and Vice Chairman. The loss of the services of Mr. Johnsrud, or of other members of our senior management, could have a negative effect on our business, financial condition and results of operations and future growth.

We are engaged in litigation relating to China Water and Drinks Inc., our former China water bottling business which was disposed of in 2011, and a negative outcome in any of these proceedings could materially adversely affect us.

As more fully described Note 16 of the Notes to Consolidated Financial Statements herein, we and certain of our directors and officers are involved in class action litigation arising from or relating to our acquisition of China Water and Drinks, Inc., or “China Water,” in October 2008. This litigation is causing us to incur substantial legal fees and expenses as well as requiring significant management attention. During the quarter ended September 30, 2013, we recorded a charge of $16.0 million to establish an accrual related to the China Water class action litigation. Settlement discussions with the plaintiffs, through the mediator, continued during the period December 2013 through February 2014. On March 4, 2014, we reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs. Under the terms of the agreement, which must be approved by the court, we have agreed to a cash payment of $13.5 million, a portion of which will come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of our common stock. We have agreed to provide a floor value of $13.5 million on the equity portion of the settlement. Consequently, if the value of the shares is below $13.5 million at the time of the final court approval of the Stipulation of Settlement, we will be required to contribute additional shares (or cash, at our option) to make the total value of the settlement equal to $27.0 million. The cash payment is expected to be deposited into escrow prior to June 30, 2014 and the shares will be issued when the settlement proceeds are distributed to the claimants. The Stipulation of Settlement remains subject to court approval and will resolve all claims asserted against us and individual defendants in the case. As a result of the pending settlement of this matter, we recorded an additional charge of $7.0 million in the quarter ended December 31, 2013 to effectively accrue for the proposed settlement. We could incur additional charges in future periods if the market value of the 0.8 million shares exceeds $13.5 million upon issuance.

The litigation environment in which we operate poses a significant risk to our businesses.

We are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, and environmental issues, and other claims for injuries and damages, among other matters. We may experience negative outcomes in such lawsuits in the future. Any such negative outcomes could have a material adverse effect on our business, liquidity, financial condition and results of operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from such assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on our results of operations. In addition, judges and juries in certain jurisdictions in which we conduct business (including certain areas in the State of Texas) have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and other tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in these areas poses a significant business risk to us.

A large verdict was rendered against our subsidiary Heckmann Water Resources (CVR), Inc. in late 2013, and an adverse outcome in this case could adversely impact our business.

In December 2013, an adverse jury verdict was rendered against our subsidiary Heckmann Water Resources (CVR), Inc. in Dimmitt County, Texas in a wrongful death case involving a vehicle accident. The jury awarded $281.6 million in damages, which award was subsequently reduced to $163.8 million when the judgment was signed in January 2014. Our insurers have provided a surety bond of $25.0 million to stay enforcement of the judgment until the Texas appeals process is final. There will be no final resolution of the trial court judgment until the appellate process is concluded or the case is otherwise resolved. We have agreed to indemnify our insurance carriers, subject to a complete reservation of rights, up to $9.0 million, for losses sustained in excess of the insurance coverage of $16.0 million in connection with the surety bond. Heckmann Water Resources (CVR), Inc. has filed motions in the trial court seeking, among other things, a new trial. If the motions are denied, it will continue the legal process in the appellate courts. The post-trial defense phase of this case could be expensive, complex and lengthy and its outcome is difficult to predict. It also may significantly divert the attention of our management and other key personnel. We may also be subject to negative publicity due to this case. In the event that we are ultimately unsuccessful in our post-trial defense, we could be required to pay significant damages in excess of the amount covered by insurance of $16.0 million. In the event this outcome occurred, our business, liquidity, financial condition and results of operations would be materially adversely affected. Although our subsidiary Heckmann Water Resources (CVR), Inc. is the defendant in this case, one set of Plaintiffs filed a post-trial declaratory judgment action alleging that Nuverra Environmental Solutions, Inc. and Heckmann Water Resources Corp. are the alter egos of Heckmann Water Resources (CVR), Inc. and, therefore these entities are jointly and severally liable for the judgment against Heckmann Water Resources (CVR), Inc. in the wrongful death action. Although we intend to vigorously defend against this declaratory judgment action, a negative outcome in this declaratory judgment action or in any other aspect of this case could have a material adverse impact on other entities in our corporate structure and on our business as a whole. We currently estimate the potential loss for these cases to range between zero and the maximum judgment amount and accrued interest. The trial court judgment or any revised result that may be achieved through an appeals process (which could take several years to complete) could result in multiple potential outcomes within this range. Considering the status of the judicial process and based on currently available information, we have determined that this claim is not yet probable and have not established a reserve for this matter at this time. However, there can be no assurance that we will not be required to establish significant reserves in connection with this matter in the future, and to the extent any such accrued liability is not fully offset by insurance recoveries it could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Litigation related to personal injury from the operation of our business may result in significant liabilities and limit our profitability.

The hazards and risks associated with the transport, storage, and handling and disposal of our customers’ waste (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. As more fully described in Note 16 of the Notes to Consolidated Financial Statements herein, due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our business.

Significant capital expenditures are required to conduct our business.

The development of our business and services, excluding acquisition activities, requires substantial capital expenditures. During the year ended December 31, 2013, we made capital expenditures of approximately $46.6 million primarily including (a) completion of our saltwater pipeline in the Haynesville shale area, (b) new disposal wells or upgrades to existing wells, including an expansion of our presence in the Utica shale area, (c) completion of construction of the initial cells of our oilfield waste landfill in the Bakken shale area and (d) progress payments for a thermal desorption system to expand our solids treatment capabilities, also in the Bakken shale area. A significant portion of our transportation-related capital requirements are financed through capital leases, which are not included in the capital expenditures figures cited previously. Such equipment additions under capital leases totaled approximately $5.8 million during 2013 and $20.8 million in 2012, as the Company significantly expanded its fleet during 2012. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for 2014, as well as any acquisitions we choose to pursue, will likely be financed through a combination of cash on hand, cash flow from operations, borrowings under our revolving credit facility and capital leases, and, in the case of acquisitions, issuances of equity. We may also issue additional debt securities to support growth initiatives. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to reduce our capital spending, or pursue other funding alternatives, which in turn could adversely affect our business and results of operations.

Increases in costs relating to our large fleet of trucks, including driver compensation or difficulty in attracting and retaining qualified drivers as well as increases in fuel costs, could adversely affect our profitability.

We employed approximately 1,900 truck drivers as of December 31, 2013. Maintaining a staff of qualified truck drivers is critical to the success of our operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers in some of the markets in which we operate, which difficulty is due in part to our high standards for retention of drivers. In addition, due in part to current economic conditions, including the cost of fuel, insurance, and tractors and the U.S. Department of Transportation’s regulatory requirements, the available pool of qualified truck drivers has been declining. A shortage of qualified drivers and intense competition for drivers from other companies may create difficulties in some regions and may require us to pay more to attract and retain qualified drivers. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could have difficulty meeting customer demands, any of which could materially and adversely affect our growth and profitability.

The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation and/or modify the benefits provided to our employees in future periods.

We and other companies in the oil and gas industry suffer from a high turnover rate of drivers. The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing equipment. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our trucks without drivers, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability. Additionally, in anticipation of or in response to geographical and market-related fluctuations in the demand for our services, we strategically relocate our equipment and personnel from one area to another, which results in operating inefficiencies, increased labor, fuel and other operating costs and could adversely affect our growth and profitability. As a result, our driver and employee training and orientation costs could be negatively impacted. We also utilize the services of independent contractor truck drivers to supplement our trucking capacity in the Bakken and Marcellus Shale areas on an as-needed basis. There can be no assurance that we will be able to enter into these types of arrangements on favorable terms, or that there will be sufficient qualified independent contractors available to meet our needs, which could have a material adverse impact on our business, financial condition and results of operations.

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

In addition, the supply of critical infrastructure assets, in particular employee housing, in the Bakken Shale area has not kept pace with the rapid growth in the region caused by the boom in the energy and environmental services industry. As a result, there is a shortage of fixed housing in the region, making it difficult for energy services operators and other businesses to attract quality, long-term personnel. Through an entity he controls, but which is separate from the Company, Mr. Johnsrud owns fixed-housing rental units in the Bakken Shale area. However there is no formal arrangement with Mr. Johnsrud to ensure that our employees will be able to rent this housing. There can be no assurance that there will be sufficient housing available for all of our employees in the Bakken Shale area, which could adversely affect our ability to provide services and our operating results.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.

We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers represented 14%, 14% and 11%, respectively, of our total consolidated revenues for the year ended December 31, 2013 and in total equaled 31% of the Company’s consolidated accounts receivable at December 31, 2013. The loss of all, or even a portion of, the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. For example, our 2013 results of operations were adversely affected by conditions which reduced drilling activities by key customers.

The fees charged to customers under our agreements with them may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

Under our agreements with our customers, we may be unable to increase the fees that we charge our customers at a rate sufficient to offset any increases in our costs. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events. Force majeure events may include (but are not limited to) events such as revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, our profitability could be materially and adversely affected.

We operate in competitive markets, and there can be no certainty that we will maintain our current customers or attract new customers or that our operating margins will not be impacted by competition.

The industries in which our business operates are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources. Competition could intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing similar services to those that we provide that will compete with our services. We cannot assure you that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our business depends on spending by the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Declines in these expenditures could result in project modification, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts owed to us. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may also cause our customers to curtail spending, thereby reducing demand for our services.

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

The volatility of the oil and natural gas industry and the impact on exploration and production activity could adversely impact the level of drilling activity by some of our customers or in some of the regions in which we operate. For example, natural gas spot prices fell significantly beginning in 2011 and the number of active drilling rigs operating in the Haynesville, Barnett and Marcellus Shale areas has declined with many of these rigs moving to other oil- and liquids-rich shale areas such as the Utica, Eagle Ford, Bakken and Permian Basin. This transition in exploration and production activity has caused and may continue to cause a decline in the demand for our services in affected regions where we operate and has adversely affected and may continue to affect the price of our services and the financial results of our operations. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, due to reduced fracking activity and reduced produced water from existing producing wells to the extent existing production is not replaced and the number of producing wells for us to service declines.

Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause E&P companies and other oil and natural gas producers to reduce their capital budgets. Any such cuts in spending could curtail drilling programs as well as discretionary spending on well services, which could adversely affect the demand for our services, the rates we can charge and our utilization. Any of these conditions or events could adversely affect our operating results and cash flows.

Any interruption in our services due to pipeline ruptures or spills or necessary maintenance could impair our financial performance and negatively affect our brand.

Our fixed water transport pipelines are susceptible to ruptures and spills, particularly during start up and initial operation, and require ongoing inspection and maintenance. For example, in 2010 and 2011, we had breaks in our 50-mile underground pipeline network in the Haynesville Shale area that resulted in delays in transporting our customers’ water and resulted in significant repair and remediation costs. We may experience further difficulties in maintaining the operation of our pipelines, which may cause downtime and delays. We also may be required to periodically shut down all or part of our pipeline for regulatory compliance and inspection purposes. Any interruption in our services due to pipeline breakdowns or necessary maintenance, inspection or regulatory compliance could reduce sales revenues and earnings and result in remediation costs. Transportation interruptions at our pipelines, even if only temporary, could severely harm our business and reputation.

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

We maintain insurance coverage that we believe to be customary in the industry against these hazards. We may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, the coverage provided by such insurance may be inadequate, or insurance premiums or other costs could make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

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

Areas in which we operate are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, our customers may curtail their operations or we may be unable to move our trucks between locations or provide other services, thereby reducing demand for, or our ability to provide services and generate revenues. For example, many municipalities impose weight restrictions on the paved roads that lead to our customers’ jobsites in the spring due to the muddy conditions caused by spring thaws, limiting our access and our ability to provide service in these areas. In 2013 and the first quarter of 2014, inclement weather negatively impacted our operations in Pennsylvania and North Dakota . In September 2011 and October 2012, portions of Pennsylvania and other areas in the eastern United States had record rainfall and flooding. In February 2011, portions of Texas had record snowfalls. During those periods, we and our customers had to significantly reduce or halt operations, resulting in a loss of revenue. In addition, the regions in which we operate have in the past been, and may in the future be, affected by natural disasters such as hurricanes, windstorms, floods and tornadoes. In certain areas, our business may be dependent on our customers’ ability to access sufficient water supplies to support their hydraulic fracturing operations. To the extent severe drought conditions or other factors prevent our customers from accessing adequate water supplies, our business could be negatively impacted. Future natural disasters or inclement weather conditions could severely disrupt the normal operation of our business, or our customers’ business, and have a material adverse effect on our financial condition and results of operations.

Our operating margins and profitability may be negatively impacted by changes in fuel and energy costs, in part due to the fixed cost structure of our business.

Our business is dependent on availability of fuel for operating our fleet of trucks. Changes and volatility in the price of crude can adversely impact the prices for these products and therefore affect our operating results. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, and environmental concerns.

Furthermore, our facilities, fleet and personnel subject us to fixed costs, which make our margins and earnings sensitive to changes in revenues. In periods of declining demand, our fixed cost structure may limit our ability to cut costs, which may put us at a competitive disadvantage to firms with lower cost structures, or may result in reduced operating margins and/or operating losses.

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own one landfill and our ability to meet our financial and operating objectives may depend, in part, on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Any of these circumstances could adversely affect our operating results.

Our ability to utilize net operating loss carryforwards in the future may be subject to substantial limitations.

We believe that our ability to use our U.S. federal net operating loss carryforwards and other tax attributes in future years may be limited. Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (“Tax Attributes”), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company determined that an ownership change occurred during 2012, for purposes of the rules described above. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382. As a result of the ownership change, utilization of our Tax Attributes will be subject to an overall annual limitation determined in part by multiplying the total adjusted aggregate market value of our common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate, possibly subject to increase based on the built-in gain, if any, in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. While we do not expect the existing Section 382 limitation to result in federal Tax Attributes expiring unused, future U.S. taxable income may not be fully offset by existing Tax Attributes in a given year if such income exceeds our annual limitation.

We are self-insured against many potential liabilities, and our reserves may not be sufficient to cover future claims.

We maintain high deductible or self-insured retention insurance policies for certain exposures including automobile, workers’ compensation and employee group health insurance. We carry policies for certain types of claims to provide excess coverage beyond the underlying policies and per incident deductibles or self-insured retentions. Because many claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for a substantial portion of our claims. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. The estimates inherent in these accruals are determined using actuarial methods that are widely used and accepted in the insurance industry. If our insurance claims increase or if costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity, which would adversely affect our business, financial condition or results of operations. In addition, should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our business, financial condition, results of operations and liquidity may be adversely affected.

We evaluate our insurance accruals, and the underlying assumptions, regularly throughout the year and make adjustments as needed. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. Changes in our assumptions and estimates could have an adverse impact on our financial condition, results of operations and liquidity.

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

A failure in our operational systems, or those of third parties, may adversely affect our business.

Our business is dependent upon our operational systems to process a large amount of data. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems could result in losses that are difficult to detect. We are heavily reliant on technology for communications, financial reporting, treasury management and many other important aspects of our business. Any failure in our operational systems could have a material adverse impact on our business. Third-party systems on which we rely could also suffer operational failures. Any of these occurrences could disrupt our business or otherwise have an adverse effect on our financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2013, we had approximately $555.2 million of indebtedness, net of premiums and discounts, outstanding on a consolidated basis, of which approximately $155.9 million was secured, including $136.0 million outstanding under our senior secured revolving credit facility and $19.9 million of capital leases for new trucks acquired in 2012 and 2013 and other vehicle financings. In February 2014, our existing senior secured revolving credit facility was replaced with an asset-backed revolving credit facility, which provides a maximum credit amount of $200.0 million, which can be increased to $225.0 million through an accordion feature. Borrowings under our credit facility effectively rank senior to our unsecured indebtedness, including our $400.0 million aggregate principal amount of 9.875% Senior Notes due 2018 (the “2018 Notes”), to the extent of the value of the assets securing such debt. We had approximately $38.8 million of availability (net of approximately $4.4 million in outstanding letters of credit) under our credit facility as of March 3, 2014. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial level of indebtedness could have other important consequences. For example, our level of indebtedness and the terms of our debt agreements may:

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

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds;

•	constrain our ability to fund increased working capital needs in a rapid growth environment; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to the 2018 Notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control. In addition, the indenture governing the 2018 Notes and the credit facility documentation contain restrictive covenants that will affect our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.

Borrowings under our credit facility bear interest at variable rates. If we were to borrow funds and these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection for this risk.

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, some or all of which may be secured. As of March 3, 2014 we had approximately $38.8 million of borrowing availability (net of approximately $4.4 million in outstanding letters of credit) under our credit facility. In addition, the indenture governing the 2018 Notes and the credit facility documentation allow us to issue additional debt, including additional notes, under certain circumstances, which may be guaranteed by our subsidiaries. Although the terms of the credit facility and the indenture governing the 2018 Notes limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances, some or all of which may be secured. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

We may not be able to generate sufficient cash flow to meet our debt service, lease payments and other obligations due to events beyond our control.

Our interest expense related to the 2018 Notes, the borrowings under our credit facility, and our other indebtedness was approximately $53.7 million in the year ended December 31, 2013. Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally or other risks described in our reports filed with the SEC. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the 2018 Notes or our other indebtedness. In addition, the lenders under our credit facility or other secured indebtedness could seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our credit facility and the indenture governing the 2018 Notes impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The credit facility and the indenture governing the 2018 Notes contain covenants that restrict our and our subsidiaries’ ability to take various actions, such as:

•	transferring or selling assets;

•	paying dividends or distributions, buying subordinated indebtedness or securities, making certain investments or making other restricted payments;

•	incurring or guaranteeing additional indebtedness or issuing preferred stock;

•	creating or incurring liens;

•	incurring dividend or other payment restrictions affecting subsidiary guarantors;

•	consummating a merger, consolidation or sale of all or substantially all our assets;

•	entering into transactions with affiliates;

•	engaging in business other than a business that is the same or similar, reasonably related, complementary or incidental to our business;

•	making acquisitions;

•	making capital expenditures;

•	entering into sale and leaseback transactions; and

•	prepaying, redeeming or repurchasing debt prior to stated maturities.

In addition, our credit facility requires, and any future credit facilities will likely require, us to comply with specified financial ratios. A breach of any of the foregoing covenants under the indenture governing the Notes or the credit facility, as applicable, could result in a default. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.

The maximum amount we can borrow under our credit facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our credit facility documentation, the amount we can borrow under the credit facility would be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our credit facility has the periodic right to perform an appraisal of the assets comprising our borrowing base. If an appraisal results in a reduction of the borrowing base, then a portion of the outstanding indebtedness under the credit facility could become immediately due and payable. Any such repayment obligation could have a material adverse impact on our liquidity and financial condition.

We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by such restrictive covenants. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the 2018 Notes, the credit facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so.

The covenants described above are subject to important exceptions and qualifications. Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under such indenture, credit facility or other debt obligation, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our borrowings under our credit facility expose us to interest rate risk.

Our earnings are exposed to interest rate risk associated with borrowings under our credit facility. Our credit facility carries a floating interest rate; therefore, as interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

Our ability to make acquisitions may be adversely impacted by our outstanding indebtedness and by the price of our stock.

Our ability to make future business acquisitions, particularly those that would be financed solely or in part through cash from operations, will be curtailed due to our obligations to make payments of principal and interest on our outstanding indebtedness. We may not have sufficient capital resources, now or in the future, and may be unable to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions. In addition, the terms of our indebtedness include covenants that directly restrict, or have the effect of restricting, our ability to make certain acquisitions while this indebtedness remains outstanding. To the extent that the amount of our outstanding indebtedness has a negative impact on our stock price, using our common stock as consideration will be less attractive for potential acquisition candidates. The future trading price of our common stock could limit our willingness to use our equity as consideration and the willingness of sellers to accept our shares and as a result could limit the size and scope of our acquisition program. If we are unable to pursue strategic acquisitions that would enhance our business or operations, the potential growth of our business and revenues may be adversely affected.

Risks Related to Our Common Stock

We may issue a substantial number of shares of our common stock in the future and stockholders may be adversely affected by the issuance of those shares.

We may raise additional capital by issuing shares of common stock, which will increase the number of common shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have filed a shelf registration statement on Form S-3 with the SEC which allows us to issue up to $400.0 million in debt, equity and hybrid securities. As of December 31, 2013, we had issued 1.8 million shares of common stock at total price of $80.1 million, under this registration statement and could issue up to an additional $319.9 million of debt, equity or hybrid securities. In addition, we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements, including 9.5 million shares issued in connection with the Power Fuels merger, and may do so in connection with acquisitions, the settlement of litigation and other strategic transactions in the future. The issuance, and the resale or potential resale, of shares of our common stock in connection with acquisitions or otherwise could adversely affect the market price of our common stock, and could be dilutive to our stockholders depending on the performance of the acquired business and other factors.

Our stock price may be volatile, which could result in substantial losses for investors in our securities.

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

The market price of our common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	inaccurate or negative comments about us on social networking websites or other media channels;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	changes in the price of oil and natural gas;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

The trading price of our common stock on the New York Stock Exchange, or “NYSE,” since our initial public offering has ranged from a high of $107.40 on September 3, 2008 to a low of $13.10 on November 11, 2013. The last reported price of our common stock on the NYSE on March 3, 2014 was $16.34 per share.

We currently do not intend to pay any dividends on our common stock.

We currently do not intend to pay any dividends on our common stock, and restrictions and covenants in our debt agreements may prohibit us from paying dividends now or in the future. While we may declare dividends at some point in the future, subject to compliance with such restrictions and covenants, we cannot assure you that you will ever receive cash dividends as a result of ownership of our common stock and any gains from investment in our common stock may only come from increases in our stock prices, if any.

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

The existence of the foregoing provisions and anti-takeover measures, as well as the significant amount of common stock beneficially owned by our Chief Executive Officer and Vice Chairman, Mr. Johnsrud, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

Our business involves the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials. Accordingly, we are subject to regulation by federal, state, and local authorities establishing investigation and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, CERCLA imposes joint, strict, and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; parties that generated hazardous substances that were released at such facilities; and parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted statutes comparable to and, in some cases, more stringent than CERCLA. If we were to be found to be a responsible party under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination. In addition, claims alleging personal injury or property damage may be brought against us as a result of alleged exposure to hazardous substances resulting from our operations.

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

Demand for our services depends, in large part, on the level of exploration and production of oil and gas and the oil and gas industry’s willingness to purchase our services. Most of our customer base uses hydraulic fracturing to drill new oil and gas wells. Hydraulic fracturing is a process that is used to release hydrocarbons, particularly natural gas, from certain geological formations. The process involves the injection of water (typically mixed with significant quantities of sand and small quantities of chemical additives) under pressure into the formation to fracture the surrounding rock and stimulate movement of hydrocarbons through the formation. The process is typically regulated by state oil and gas commissions and has been exempt (except when the fracturing fluids or propping agents contain diesel fuels) since 2005 from United States federal regulation pursuant to the SDWA.

The EPA is conducting a comprehensive study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices. The results of the EPA study and House investigation could lead to restrictions on hydraulic fracturing. On February 11, 2014, the EPA released revised underground injection control (UIC) program permitting guidance for wells that use diesel fuels during hydraulic fracturing activities. EPA developed the guidance to clarify how companies can comply with a law passed by Congress in 2005, which exempted hydraulic fracturing operations from the requirement to obtain a UIC permit, except in cases where diesel fuel is used as a fracturing fluid. In a February 5, 2014 memorandum, EPA’s Inspector General (IG) announced plans to evaluate how EPA and the states have used their regulatory authority to address potential impacts of hydraulic fracturing on water resources. The IG reportedly will “evaluate what regulatory authority is available to the EPA and states, identify potential threats to water resources from hydraulic fracturing, and evaluate the EPA’s and states’ responses to them.” In addition, the EPA finalized regulations under the CAA in October 2012 regarding certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells and, in October 2011, announced its intention to propose regulations by 2014 under the CWA to regulate wastewater discharges from hydraulic fracturing and other gas production. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing, including, for example, requiring disclosure of chemicals used in the fracturing process or seeking to repeal the exemption from the SWDA. If adopted, such legislation would add an additional level of regulation and necessary permitting at the federal level and could make it more difficult to complete wells using hydraulic fracturing. Similar laws and regulations with respect to chemical disclosure also exist or are being considered by the United States Department of Interior and in several states, including certain states in which we operate, that could restrict hydraulic fracturing. The Delaware River Basin Commission is also considering regulations which may impact “hydrofracturing” water practices in certain areas of Pennsylvania, New York, New Jersey and Delaware. Some local governments have also sought to restrict drilling in certain areas.

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

In most states, our customers are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities and we may be required to procure permits for construction and operation of our disposal wells and pipelines. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the location where our, or our customers’, activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Delays or restrictions in obtaining saltwater disposal well permits could adversely impact our growth, which is dependent in part on new disposal capacity.

Our customers have been affected by moratoriums on the issuance of permits that have been imposed upon drilling and completion activities in certain jurisdictions. For example, in December 2010, the State of New York imposed a moratorium on certain drilling and completion activities. In 2011, the state announced plans to lift the moratorium, however, as of March 2014 the New York moratorium had not been lifted. A similar moratorium has been in place within the Delaware River Basin pending issuance of regulations by the Delaware River Basin Commission. Other states, including Texas, Arkansas, Pennsylvania, Wyoming and Colorado, have enacted laws and regulations applicable to our business activities, including disclosure of information regarding the substances used in hydraulic fracturing. California is presently considering similar requirements. The EPA published a rule on January 9, 2014 requiring oil and gas companies using hydraulic fracturing off the coast of California to disclose the chemicals they discharge into the ocean. Some of the drilling and completion activities of our customers may take place on federal land, requiring leases from the federal government to conduct such drilling and completion activities. In some cases, federal agencies have cancelled oil and natural gas leases on federal lands. Consequently, our operations in certain areas of the country may be interrupted or suspended for varying lengths of time, causing a loss of revenue and potentially having a materially adverse effect on our operations. Any such changes could have a material adverse effect on our financial condition and results of operations.

We are subject to the trucking safety regulations, which are likely to be amended, and made stricter, as part of the initiative known as Compliance, Safety, Accountability, or “CSA.” If our current USDOT safety rating of “Satisfactory” is downgraded in connection with this initiative, our business and results of our operations may be adversely affected.

As part of the CSA initiative, the FMCSA is continuously revising its safety rating methodology and implementation of the same. These revisions will likely link safety ratings more closely to roadside inspection and driver violation data gathered and analyzed from month to month under the FMCSA’s new Safety Measurement System, or “SMS” and may place increased scrutiny on carriers transporting significant quantities of hazardous material. This linkage could result in greater variability in safety ratings than the current system. Preliminary studies by transportation consulting firms indicate that “Satisfactory” ratings (or any equivalent under a new SMS-based system) may become more difficult to achieve and maintain under such a system. If our operations lose their current “Satisfactory” rating, which is the highest and best rating under this initiative, we may lose some of our customer contracts that require such a rating, adversely affecting our business prospects and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance and warehouse facilities, a landfill facility, a water treatment facility and well disposal sites in 14 states. We also own or lease 56 saltwater disposal wells in Texas, Ohio, Mississippi, North Dakota and Montana as of December 31, 2013. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under our credit facility) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses.

We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.

Item 3.	Legal Proceedings

We are party to legal proceedings and potential claims arising in the ordinary course of our business, including claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. See “Litigation” in Note 16 of the Notes to Consolidated Financial Statements herein for a description of our legal proceedings.

Item 4.	Mine Safety Disclosures

N/A

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company is a Delaware corporation and was formerly named Heckmann Corporation. At the 2013 annual meeting of shareholders, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name from “Heckmann Corporation” to “Nuverra Environmental Solutions, Inc.” The Company’s shares began trading on the New York Stock Exchange under its new name and stock ticker symbol “NES,” effective as of the market open on May 20, 2013.

On December 3, 2013, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect a one-for-ten reverse split of its common stock and our common stock began trading on the New York Stock Exchange (“NYSE”) on a split-adjusted basis on the same date. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of authorized, issued and outstanding shares of our common stock was reduced to approximately 50.0 million, 27.4 million and 26.0 million, respectively, at December 31, 2013. Furthermore, proportional adjustments were made to stock options, warrants, and restricted stock units. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in this Annual Report on Form 10-K.

The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2013 and 2012, respectively:

For the Year Ending December 31, 2013	High	Low
First Quarter	$44.20	$33.10
Second Quarter	$42.70	$28.50
Third Quarter	$37.50	$20.60
Fourth Quarter	$25.10	$13.10

For the Year Ending December 31, 2012	High	Low
First Quarter	$68.70	$43.10
Second Quarter	$44.10	$28.40
Third Quarter	$51.40	$26.00
Fourth Quarter	$44.50	$31.10

Holders

As of December 31, 2013, there were 48 holders of record of our common stock. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors and will be subject to other limitations as may be contained in our ABL Facility, the indenture governing the 2018 Notes or other applicable agreements governing our indebtedness. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Sales of Unregistered Equity Securities

We did not make any sales of unregistered equity securities during year ended December 31, 2013, except as previously reported in our current reports on Form 8-K filed with the SEC.

Repurchase of Equity Securities

During the year ended December 31, 2013, we did not repurchase any options or warrants for shares of our common stock nor did we repurchase any shares of our common stock.

Recent Performance

The following performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Securities Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Performance Graph

The following graph compares the cumulative total shareholder return for our common stock from January 1, 2009, through December 31, 2013, with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index (DJIA).

The chart assumes $100 invested on January 1, 2009, in our common stock and $100 invested at that same time in each of the two indices.

Company / Index	January 1, 2009	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
NES	$100.00	$93.72	$84.40	$111.58	$67.62	$28.17
S&P 500 Index	100.00	122.57	141.03	144.01	167.06	221.16
DJIA Index	100.00	122.68	139.94	151.67	167.19	216.77

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013, with respect to shares of our common stock that may be issued under the Heckmann Corporation 2009 Equity Incentive Plan, which is our only existing equity compensation plan under which grants can be made.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding awards or upon the vesting of restricted stock (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by stockholders (1)(2)	463,679	$39.40	417,803
Equity compensation plans not approved by security holders	—	—	—

Total	463,679	$39.40	417,803

(1)	The number of securities to be issued upon exercise of outstanding awards is the sum of options to acquire 0.4 million shares of common stock and 0.2 million shares of restricted stock awarded under the Heckmann Corporation 2009 Equity Incentive Plan less 0.1 million shares issued thereunder.
(2)	The weighted-average exercise price does not include shares of restricted stock.

Item 6.	Selected Financial Data

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

Income Statement Data

	Years Ended December 31,
	2013	2012 (2)	2011 (3)	2010 (6)	2009 (7)
	($ in thousands, except per share data)
Revenue	$525,816	$256,671	$156,837	$15,208	$3,820
Loss from operations (1)(4)	(149,659)	(37,574)	(5,412)	(19,513)	(7,474)
Loss from continuing operations (1)(5)	(134,040)	(6,597)	(108)	(10,300)	(3,317)
(Loss) income from discontinued operations (1)(8)(9)	(98,251)	9,124	(22,898)	(4,393)	(392,078)
(Loss) income attributable to common stockholders	(232,291)	2,527	(23,006)	(14,693)	(395,395)
Weighted average shares outstanding used in computing net (loss) income per basic and diluted common share	24,492	14,994	11,457	10,882	10,958
Basic and diluted loss per share from continuing operations	$(5.47)	$(0.44)	$(0.01)	$(0.95)	$(0.30)
Basic and diluted (loss) income per share from discontinued operations	$(4.01)	$0.61	$(2.00)	$(0.40)	$(35.78)
Net (loss) income per basic and diluted share	$(9.48)	$0.17	$(2.01)	$(1.35)	$(36.08)

(1)	During the fourth quarter of 2013, the Company’s board of directors approved and committed to a plan to divest the Company’s Thermo Fluids Inc. subsidiary, which comprises its Industrial Solutions business segment. Subsequently, the sales process began and the Company considers TFI to be held for sale. As such, all prior periods have been restated to reflect TFI as discontinued operations. See “Assets Held for Sale and Discontinued Operations” in Note 20 of the Notes to Consolidated Financial Statements herein for further information. Loss from operations and loss from continuing operations for the year ended December 31, 2013 includes a long-lived asset impairment charge of $111.9 million, approximately $24.6 million in litigation settlement charges and the write-off of $4.3 million of investments.
(2)	Loss from operations and loss from continuing operations for the year ended December 31, 2012 includes merger and acquisition costs of $7.7 million, impairment charges of $2.4 million and $3.7 million related to write-downs of the carrying values of a customer intangible asset and saltwater disposal wells, respectively, and a $1.4 million charge to accrue for the estimated costs of remediation and testing to comply with Louisiana Department of Environmental Quality requirements. 2012 results include amounts from the acquisitions of Keystone Vacuum, Inc. and related entities, Thermo Fluids Inc., Homer Enterprises, Inc., JB Transportation Services, Inc. (“All Phase”), Appalachian Water Services, LLC and Badlands Power Fuels, LLC from their transaction dates of February 3, 2012, April 10, 2012, May 31, 2012, June 15, 2012, September 1, 2012 and November 30, 2012, respectively.
(3)	2011 results include amounts from the acquisitions of Bear Creek, LLC, Devonian Industries, Inc., Sand Hill Foundation, LLC, Excalibur Energy Services, Inc., and Blackhawk, LLC and Consolidated Petroleum, Inc. from their acquisition dates of April 1, 2011, April 4, 2011, April 12, 2011, May 5, 2011 and June 14, 2011, respectively.
(4)	Loss from operations for the years ended December 31, 2011 and 2010 includes charges of $2.1 million and $11.8 million, respectively, for start-up and commissioning costs associated with a pipeline in the Haynesville shale area.
(5)

In addition to the transactions described under item (1), loss from continuing operations for the year ended December 31, 2012 includes a $2.6 million charge for the write-off of unamortized deferred financing costs due to the repayment and replacement of our Old Credit Facility and an income tax benefit from the release of a $38.5 million valuation allowance associated with net operating losses because of a determination that the realization of the associated deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that we acquired in the TFI acquisition and the Power Fuels merger.
(6)	2010 results include amounts from the acquisition of Complete Vacuum and Rental, Inc. since November 30, 2010, the date of its acquisition.
(7)	2009 results include amounts from Heckmann Water Resources (“HWR”) since July 1, 2009, the date HWR acquired all of the limited liability company interests of Charis Partners, LLC and all of the assets of Greer Exploration Corporation and Silversword Partnerships.
(8)	On September 30, 2011, we completed the disposition, through a sale and abandonment, of the China Water bottled water business. The business has, for all periods presented herein, been reported as discontinued operations for financial reporting purposes.
(9)	2013 results include a $98.5 million goodwill impairment charge associated with our Industrial Solutions business segment. 2009 results include a goodwill impairment charge of $357.5 million related to our China Water bottled water business. Both businesses are presented as discontinued operations for all periods presented herein.

Balance Sheet Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Consolidated balance sheet data:
Cash and cash equivalents (1)	$8,783	$14,776	$80,194	$80,752	$123,407
Total current assets	161,691	165,981	139,761	186,021	155,418
Property, plant and equipment, net (2)	498,541	579,022	270,054	85,696	32,857
Goodwill (2)	408,696	415,176	90,008	41,008	7,257
Total assets (2)(3)	1,410,763	1,644,339	539,681	355,671	308,448
Current maturities of long-term debt	5,464	4,699	11,914	11,221	—
Current liabilities	124,538	86,470	49,329	30,779	13,611
Long-term debt, less current maturities (4)	549,713	561,427	132,156	20,474	—
Total liabilities	766,394	796,578	197,871	72,680	20,265
Total equity of Nuverra Environmental Solutions, Inc.	644,369	847,761	341,810	301,621	310,981

(1)	The decrease to cash and cash equivalents in 2012 was due primarily to the use of cash to fund 2012 merger and acquisition activity.
(2)	The 2012 increases to property, plant and equipment, goodwill and total assets were due to the 2012 acquisition and merger transactions. 2013 results include an impairment of long-lived assets of $111.9 million.
(3)	2013 also reflects a reduction in goodwill relating to an impairment of $98.5 at TFI which is included in assets held for sale.
(4)	In April 2012 and November 2012, we issued $250.0 million and $150.0 million, respectively, aggregate principal amount of 9.875% senior unsecured notes due 2018 to partially finance the acquisition of TFI and the merger with Power Fuels.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements, and the Notes and Schedules related thereto, which are included in this Annual Report.

Company Overview

Nuverra Environmental Solutions, Inc. is among the largest companies in the United States dedicated to providing comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations. Nuverra provides one-stop, total environmental solutions, including delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of shale oil and natural gas.

To meet its customers’ environmental needs, Nuverra utilizes a broad array of assets to provide a comprehensive environmental solution. Our logistics assets include trucks and trailers, pipelines, temporary pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. We continue to expand our suite of environmentally compliant and sustainable solutions to customers who demand environmental compliance and accountability from their service providers.

Since the acquisition of TFI in April 2012, we have operated through two business segments—Shale Solutions and Industrial Solutions. During the fourth quarter of 2013, our board of directors approved and committed to a plan to divest TFI, which comprises our Industrial Solutions business segment. As a result, we consider TFI to be held for sale and its assets and liabilities, results of operations and cash flows are presented as discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2013 and 2012. See further discussion in the following paragraphs and in Note 20 of the Notes to Consolidated Financial Statements herein for further information.

The Shale Solutions segment consists of our operations in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•

Oil shale areas: includes our operations in the Bakken, the Utica, the Eagle Ford, the Mississippian, and the Permian Basin shale areas. During 2013, approximately 71% of our revenues from continuing operations were derived from these shale areas, compared to 34% in 2012 and 10% in 2011.

•

Gas shale areas: includes our operations in the Marcellus, the Haynesville, and the Barnett shale areas. During 2013, approximately 29% of our revenues from continuing operations were derived from these shale areas, versus 66% in 2012 and 90% in 2011.

Nuverra supports its customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas from shale formations. Current services, as well as prospective services in which Nuverra has made investments, include (i) fluid logistics via water procurement, delivery, collection, storage, treatment, recycling and disposal, (ii) solid waste collection, treatment and disposal, (iii) permanent and portable pipeline facilities, water infrastructure services and equipment rental services, and (iv) other ancillary services for E&P companies focused on the extraction of oil and natural gas resources from shale basins.

As part of its environmental solution for water and water-related services, Nuverra serves E&P customers seeking fresh water acquisition, temporary or permanent water transmission and storage, transportation, treatment or disposal of fresh flowback and produced water in connection with shale oil and natural gas hydraulic fracturing operations. We also provide services for water pit excavations, well site preparation and well site remediation. We own a 50-mile underground pipeline network in the Haynesville Shale area for the efficient delivery of fresh water and removal of produced water, a fleet of more than 1,100 trucks for delivery and collection, and approximately 5,700 storage tanks. We also own or lease 56 operating saltwater disposal wells in the Bakken, Marcellus/Utica, Haynesville, Eagle Ford, and Tuscaloosa shale areas.

As part of its environmental solution for water treatment, Nuverra has a majority interest investment in Appalachian Water Services, LLC (“AWS”), which owns and operates a wastewater treatment facility in southwestern Pennsylvania specifically designed to treat and recycle water resulting from the hydraulic fracturing process in the Marcellus Shale area. Additionally, in July 2013, Nuverra entered into an agreement with Halliburton to advance the treatment and recycling of produced water to be re-used in the hydraulic fracturing process. As part of the agreement, Nuverra and Halliburton work together in the Bakken Shale area to offer the H2O ForwardSM service to E&P companies. H2O ForwardSM service allows customers to recycle waste streams of flowback and produced water for use in well completions, reducing the need for fresh water. For hydraulic fracturing operations conducted by Halliburton using the H2O ForwardSM system in the Bakken, Nuverra provides logistics, transportation, storage, and overall fluid management services.

As part of our environmental solution for solid waste, we own an oilfield solids disposal landfill in the Bakken Shale area. The oilfield solids disposal landfill is located on a 60-acre site with permitted capacity of more than 1.7 million cubic yards of airspace. The Company believes that permitted capacity at this site could be expanded up to 5.8 million cubic yards of permitted airspace capacity in the future, subject to receipt of requisite regulatory approvals. In addition, we have begun construction of a thermal treatment facility at the landfill site in North Dakota.

As part of its ongoing operations, Nuverra continually assesses its asset mix and, as needs and demand require, will invest in additional equipment or make improvements to our existing assets.

Recent Developments

Following are the more significant issues impacting us since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012:

Impairment of Long-Lived Assets and Goodwill

Due to the existence of a number of potential impairment indicators at June 30, 2013, we performed a company-wide impairment review of our long-lived assets and goodwill, which we completed during the three months ended September 30, 2013. Indicators of impairment, which triggered the need for such review, included adverse changes in the business climate in certain shale basins including persistently low natural gas prices and shifts in customer end markets and resulting higher logistics costs in our Industrial Solutions operating segment, combined with lower-than-expected financial results. Additionally, the market value of our equity traded for a period of time at a value that was less than the book value of our equity. In its Shale Solutions operating segment, long-lived assets were grouped at the shale basin level for purposes of assessing their recoverability. Except for AWS and the Company’s pipelines, we concluded the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For those asset groups with carrying values that exceed their undiscounted future cash flows, we recognized an impairment charge for the amount by which the carrying values of the asset group exceeded their respective fair values. Long-lived asset impairment was $111.9 million for the year ended December 31, 2013. The impairment charge recognized during 2013 consists of write-downs to the carrying values of our freshwater pipeline in the Haynesville Shale basin of $27.0 million and certain other long-lived assets including customer relationship and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett shale areas.

The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the three months ended September 30, 2013, we performed step one of the goodwill impairment test for each of our four reporting units: the Shale Solutions reporting unit, the Industrial Solutions reporting unit, the Pipeline reporting unit and the AWS reporting unit. To measure the fair value of each reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review we concluded the fair values of the Shale Solutions, Pipeline and AWS reporting units exceeded their respective carrying amounts and accordingly, the second step of the impairment test was not necessary for these reporting units. Conversely, we concluded the fair value of the Industrial Solutions reporting unit was less than its carrying value thereby requiring us to proceed to the second step of the two-step goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. After allocating the fair value of Industrial Solutions to the assets and liabilities of the reporting unit, we concluded the carrying value of reporting unit goodwill exceeded its implied fair value. Accordingly, we recognized a goodwill impairment charge of $98.5 million in 2013 which is recorded within loss from discontinued operations in the accompanying Consolidated Statements of Operations.

We have $408.7 million in goodwill as of December 31, 2013 related to our Shale Solutions reportable segment, which has been allocated to our Shale Solutions, Pipeline and AWS reporting units. As described in the preceding paragraphs, the results of our impairment test during the third quarter of 2013, which we updated through September 30, 2013 (our annual testing date), indicated that the goodwill relating to each of these reporting units was not impaired at June 30, 2013 and September 30, 2013, since the estimated fair values of all reporting units exceeded their carrying values. With respect to the Pipeline and AWS reporting units, the estimated fair values of the reporting units exceeded their carrying values by a substantial amount. However, while no impairment was indicated as a result of our analysis and testing at June 30, 2013, September 30, 2013, or from our subsequent review at December 31, 2013, we determined that our Shale Solutions reporting unit, with goodwill of $390.7 million, had an estimated fair value that exceeded its carrying value by less than 3.5 percent.

The fair values of each of the reporting units as well as the related assets and liabilities utilized to assess the 2013 impairment were measured using Level 2 and Level 3 inputs as described in Note 11 of the Notes to Consolidated Financial Statements. We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, these assumptions are subject to uncertainty and relatively small declines in the future performance or cash flows of the Shale Solutions reporting unit or small changes in other key assumptions may result in the recognition of impairment charges, which could be significant. We believe the most significant assumption used in our analysis is the expected improvement in the margins and overall profitability of our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, a hypothetical decline of greater than 65 basis points in the operating margin in our Shale Solutions reporting unit would result in an estimated carrying value in excess of its fair value, requiring us to proceed to the second step of the goodwill impairment test. Additionally, we may not meet our revenue growth targets, our working capital needs and capital expenditures may be higher than forecast, changes in credit or equity markets may result in changes to our cost of capital and discount rate and general business conditions may result in changes to the terminal value assumptions for our reporting units. One or more of these factors, among others, could result in additional impairment charges.

In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At December 31, 2013, the closing market price of our common stock was $16.79 per share compared to our book value per share of $24.79 as of such date. Our assessment assumes this relationship is temporary; however, if our book value per share continues to exceed our market price per share for an extended period of time, this would likely indicate the occurrence of events or changes that could cause us to revise our fair value estimates and perform a step-two goodwill impairment analysis. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship in 2014.

In the fourth quarter of 2013, we announced a plan to realign our Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas, (2) the Southern Division comprising the Haynesville, Barnett, Eagle Ford, Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in 2014. In connection with these planned organizational changes, we are evaluating whether the new operating divisions constitute separate operating segments and if so, whether two or more of them can be aggregated into one or more reportable segments. As the organizational realignment progresses, we will continue to evaluate its potential impact on our reporting units, which is a level of reporting at which goodwill is tested for impairment. To the extent we conclude the composition of our reporting units has changed, we will be required to allocate goodwill on a relative fair value basis to the new reporting units and test the newly-allocated goodwill for impairment should triggering events occur. We may be required to record impairment of our goodwill and other intangible assets as a result of this reallocation.

Impairment charges recorded for the year ended December 31, 2013, by reportable segment, are summarized as follows (in thousands):

	Shale Solutions	Industrial Solutions
Impairment of property, plant and equipment	$107,413	$—
Impairment of intangible assets	4,487	—
Impairment of goodwill (1)	—	98,500

Total impairment	$111,900	$98,500

(1)	Goodwill impairment applicable to the Industrial Solutions segment is included as a part of loss from discontinued operations in our Consolidated Statements of Operations.

Assets Held for Sale and Discontinued Operations

As discussed in the preceding paragraphs, our Board of Directors has approved and committed to a plan to divest TFI and, based on the status of the sales process currently underway, we expect the sale will be completed in the second quarter of 2014. The results of operations and cash flows of TFI are presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (since its acquisition on April 10, 2012). Additionally, the assets and liabilities of TFI are presented separately as assets held for sale, and liabilities of discontinued operations, in our Consolidated Balance Sheets as of December 31, 2013 and 2012. At December 31, 2013, the carrying value of the net assets of TFI was approximately $147.1 million, which we believe does not exceed the amount expected to be realized from the sale. See Note 20 of Notes to Consolidated Financial Statements for additional information.

Financing Activities

As more fully described in Note 10 of the Notes to Consolidated Financial Statements and in Item 7. Management’s Discussion and Analysis—“Liquidity and Capital Resources—Revolving Credit Agreement” in February 2014, we entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced our Amended Revolving Credit Facility. Initially, the ABL Facility provides a maximum credit amount of $200.0 million, which can be increased to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. The ABL Facility will be used to support ongoing working capital needs and other general corporate purposes, including growth initiatives and the potential repurchase of a portion of the Company’s currently outstanding 2018 Notes. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of our assets.

The terms of the ABL Facility limit the amount we can borrow to the lesser of (a) $200.0 million or (b) 85% of the amount of our eligible accounts receivable plus the lower of (i) 95% of the net book value of our eligible rental equipment, tractors and trailers, and (ii) 85% times the appraised net orderly liquidation value of our eligible rental equipment, tractors and trailers, less any customary reserves. The borrowing base is evaluated monthly. The full $200.00 million facility is available to us based on the borrowing base as of the closing date and subsequent levels of eligible receivables and equipment continue to support $200.0 million of availability under the facility. The ABL Facility includes a letter of credit sub-limit of $10.0 million and a swingline facility sub-limit equal to 10% of the total facility size for more immediate cash needs. As of March 3, 2014, borrowings under the ABL Facility totaled $156.8 million and outstanding letters of credit amounted to $4.4 million, leaving $38.8 million of unused borrowing capacity.

Interest will accrue on outstanding loans under the ABL Facility at a floating rate based on, at our election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo or (b) the Federal Funds rate plus  1/2% or (c) the one month LIBOR plus one percent plus an applicable margin percentage of 0.75% to 1.50% or (ii) the LIBOR rate plus the applicable margin of 1.75% to 2.50%. We are also required to pay fees on the unused commitments of the lenders under the ABL Facility, fees for outstanding letters of credit and other customary fees.

Covenants under the Amended Revolving Credit Facility, as described in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, were effectively extinguished as of December 31, 2013 by the ABL Facility, and as a result any failure of the Company to comply with the covenants under the Amended Revolving Credit Facility as of December 31, 2013 would have had no effect. The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (as defined) and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies at such time the total amount drawn under the credit facility exceeds 87.5 percent of the total facility amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0.

Costs associated with the ABL Facility totaling approximately $3.5 million will be capitalized as deferred financing costs in the three months ending March 31, 2014, and we expect to write-off unamortized deferred financing costs associated with our Amended Revolving Credit Facility of approximately $3.0 million in the same period.

Litigation

The following paragraphs should be read in conjunction with “Legal Proceedings” included in Item 3 of this Form 10-K and Note 16 of the Notes to Consolidated Financial Statements.

During the year ended December 31, 2013, we settled the 2010 Derivative Action with a cash payment of $0.3 million by our insurance carrier and the issuance of 0.1 million shares of our common stock, resulting in a charge of $1.6 million in the accompanying Consolidated Statements of Operations.

On March 4, 2014, we reached an agreement in principle with the plaintiffs to settle the 2010 Class Action. Under the terms of the agreement, which must be approved by the court, we have agreed to a cash payment of $13.5 million, a portion of which will come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of our common stock. We have agreed to provide a floor value of $13.5 million on the equity portion of the settlement such that the total value of the settlement is no less than $27.0 million, with any shortfall to be made up by the issuance of additional shares or cash, at our option. The cash payment is expected to be deposited into escrow prior to June 30, 2014 and the shares will be issued when the settlement proceeds are distributed to the claimants. If approved, the settlement will resolve all claims asserted against us and the individual defendants in the case. As a result of the pending settlement, we recorded a charge of $7.0 million in the quarter ended December 31, 2013, to effectively accrue for the proposed settlement. We could incur additional charges in future periods if the market value of the 0.8 million shares exceeds $13.5 million upon issuance.

On December 5, 2013, a jury verdict was rendered against our subsidiary Heckmann Water Resources (CVR), Inc. (“CVR”), in a wrongful death case resulting from a vehicle accident. The jury awarded $281.6 million in damages, which award was subsequently reduced to $163.8 million when the judgment was signed by the court on January 7, 2014. CVR filed post-trial motions in the District Court of Dimmit County on February 6, 2014, seeking (among other things) to have the judgment overturned or a new trial ordered, and intends to continue to vigorously defend this case through the Texas appellate court system. Our insurers have provided a surety bond of $25.0 million to stay enforcement of the judgment until the Texas appeals process is final. There will be no final resolution of the trial court judgment until the appellate process is concluded or the case is otherwise resolved. We have agreed to indemnify our insurance carriers, subject to a complete reservation of rights, up to $9.0 million, for losses sustained in excess of the insurance coverage of $16.0 million in connection with the surety bond. We currently estimate the potential loss for this matter to range between zero and the maximum judgment amount and accrued interest. The trial court judgment or any revised result that may be achieved through an appeals process (which could take several years to complete) could result in multiple potential outcomes within this range. Considering the status of the judicial process and based on currently available information, we have determined that this claim is not yet probable and have not established a reserve for this matter at this time. However, there can be no assurance that we will not be required to establish significant reserves in connection with this matter in the future, and to the extent any such accrued liability is not fully offset by insurance recoveries it could have a material adverse effect on our business, liquidity, financial condition and results of operations.

In September 2013, two separate but substantially-similar putative class action lawsuits were commenced against us and certain of our current and former officers and directors alleging that we and the individual defendants made certain material misstatements and/or omissions relating to our operations and financial condition which caused the price of our shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated. The lead plaintiffs have been ordered to file a consolidated complaint by March 17, 2014, and the defendants will thereafter have an opportunity to answer or move to dismiss the claims asserted by the lead plaintiffs. In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced against us and certain of our current and former officers and directors alleging that that members of our board failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in mid-February. Also in October 2013, two identical shareholder derivative lawsuits were commenced us and certain of our current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and the plaintiffs have yet to file a consolidated complaint. We and the individual defendants intend to vigorously defend ourselves against the claims asserted in each of these pending actions. While we continue to assess these claims, we believe they are without merit.

Trends Affecting Our Operating Results

Our results are driven by demand for our services, which are in turn affected by E&P trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental products being managed) and active wells (which impacts the amount of produced water being managed). Activity in the oil and gas drilling industry is also affected by market prices for those commodities, with persistent low natural gas prices and generally high oil prices driving reduced drilling and production in “dry” gas shale areas such as the Barnett, Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource, and the relocation of assets and increased activity in the liquids-rich or “wet” gas shale areas, such as the Utica, Eagle Ford, Mississippian and Bakken Shale areas, where oil and natural gas liquids are the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. The industry-wide redeployment of assets from natural gas basins to oil-and liquids-rich basins has resulted in downward pressure on pricing and utilization, particularly in Texas.

Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have built through acquisitions and capital expenditures over the last several years, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities, and our ability to relocate our equipment to areas in which oil and gas exploration and production activities are growing, (iv) availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica shale areas, (v) labor costs, which have been generally increasing through the periods discussed due to tight labor market conditions and increased government regulation, including the Affordable Care Act, (vi) depreciation and amortization, which have been increasing as we have expanded our asset base, (vii) developments in governmental regulations, (viii) seasonality and weather events and (ix) our health, safety and environmental performance record.

Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, which can limit comparability of our results from period to period. We completed three acquisitions in the year ended December 31, 2013, and six acquisitions during 2012, including Power Fuels and TFI, which were among our largest to date. We may complete other acquisitions in 2014 and beyond that will substantially change our future operating results from our historical operating results. See Note 3 of the Notes to Consolidated Financial Statements for information regarding our recent acquisitions and certain pro forma financial information for the twelve months ended December 31, 2013 and 2012. Such pro forma financial results were impacted by the following factors:

•

Lower operating results in the Bakken Shale reflect relatively lower pricing and activity levels in the 2013 period compared to 2012, disruption caused by inclement weather in 2013 and increases in customer operating efficiencies, resulting in lower utilization of certain rental assets;

•	Revenues and margins in the Haynesville and Barnett Shale areas fell in 2013 and 2012 due to lower drilling and completion activity in these basins;

•

Revenues and margins in the Eagle Ford Shale basin have contracted in 2013 due in part to competitive pressures arising from our competitors’ redeployment of assets from other basins, predominantly gas shale areas, and higher operating costs; and

•	Higher revenue in the Marcellus/Utica Shale areas in 2013 due to continued organic growth augmented by several tuck-in acquisitions in 2012 and 2013.

The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues—from predominantly oil shale areas (a)	$373,410	$87,300	$15,725
Revenues—from predominantly gas shale areas (b)	152,406	169,371	141,112

Total revenue—Shale Solutions	525,816	256,671	156,837
Loss from continuing operations before income taxes	(207,135)	(69,357)	(3,885)
Loss from continuing operations	(134,040)	(6,597)	(108)
EBITDA (c)	(54,196)	4,891	25,639

(a)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominantly oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Tuscaloosa Marine, Mississippian and Permian Basin shale areas.
(b)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominantly gas-rich areas consisting of the Marcellus, Haynesville and Barnett shale areas.
(c)	Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (“GAAP”). See the reconciliation between net loss and EBITDA and the reconciliation between net income (loss) from continuing operations and EBITDA under “Liquidity and Capital Resources—EBITDA”.

Results for the year ended December 31, 2013 were significantly impacted by the inclusion of the twelve-month results for Power Fuels in 2013 versus one month in 2012, impairment charges of $111.9 million, charges for the settlement of shareholder litigation totaling $24.6 million, and corporate rebranding and integration charges of $8.2 million.

For trends affecting our business and the markets in which we operate see “Recent Developments” and “Trends Affecting our Operating Results” presented above and also “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Results of Operations

Revenues:

Our revenues are generated from two primary sources: (1) environmental solutions provided to E&P companies operating in unconventional oil and natural gas resource areas and (2) equipment rental activities. Additional information about these revenue sources is as follows:

•

Environmental solutions revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by trucks or through temporary or permanent water transport pipelines owned by us to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Beginning in the third quarter of 2013, revenue also includes fees for the transportation and disposal of oilfield solid wastes following the Company’s acquisition of a landfill in the Bakken Shale area; and

•	Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup.

Cost of revenues:

Cost of revenues consists primarily of the following:

•	Wages and benefits for employees performing operational activities;

•	Fuel expense associated with transportation and logistics activities;

•	Costs to repair and maintain transportation and rental equipment and disposal wells; and

•	Depreciation of operating assets included in property, plant and equipment.

General and administrative expenses:

General and administrative expenses consist primarily of the following:

•	Wages and benefits for employees performing administrative overhead roles;

•	Stock-based compensation;

•	Legal, audit and other professional fees;

•	Bad debt expense;

•	Transaction and integration costs associated with business acquisitions and divestitures;

•	Certain insurance costs; and

•	Other costs, including provisions for the settlement of litigation.

Amortization of intangibles:

Amortization of intangible assets represents the allocation of costs for identifiable intangible assets originating from business acquisitions to future periods based on the assets’ useful lives and/or their projected future cash flows. Intangible assets include customer relationships, customer contracts, disposal permits, vendor relationships and other.

Impairment of long-lived assets:

As discussed in Note 7 of the Notes to the Consolidated Financial Statements, we recognized a charge of $111.9 million in the year ended December 31, 2013 for the write-down of the carrying values of certain intangible assets, disposal wells, vehicles and equipment and our freshwater pipeline.

Interest expense, net:

Interest expense includes interest incurred on the outstanding balance of our Amended Revolving Credit Facility including fees on the unutilized portion thereof, interest incurred on our 2018 Notes as well as other indebtedness. Additionally, interest expense includes accretion of contingent consideration obligations, the obligation to acquire non-controlling interest, asset retirement obligations, as well as amortization of deferred financing costs. Such amounts are offset by interest earned on short-term investments.

Other income (expense):

Other income (expense) includes gains and losses from changes to contingent consideration estimates incurred in connection with business combinations, losses attributable to declines in the value of escrowed assets associated with the indemnification arrangements pursuant to acquisitions, the impairment of cost-method investments and income from equity method investments.

Income tax benefit:

We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life. Although we have incurred losses in recent years, we have determined that the reversal of our deferred tax liabilities will generate sufficient taxable income in future years to utilize our deferred tax assets prior to the expiration of our NOLs. However, if we were to generate additional deferred tax assets in the near future, our deferred tax liabilities may not be sufficient to fully realize all of our deferred tax assets, and a valuation allowance will be required.

We anticipate that the expected sale of TFI in 2014 will take the form of a stock sale of TFI rather than a sale of TFI’s assets which will likely result in a significant capital loss for tax purposes, due to our substantially higher tax basis in TFI stock than its carrying value. A significant portion of the goodwill impairment charge recorded in the three months ended September 30, 2013 did not result in a reduction of our tax basis in the stock of TFI. We will not be able to carry any recognized capital loss resulting from a sale of TFI stock back to prior years as we did not generate capital gains nor pay any federal tax during such prior carryback years. We also do not currently expect to have significant capital gains in the five succeeding carryforward tax years to offset the capital loss carryforward. Consequently, we expect that any deferred tax asset resulting from a capital loss generated from the sale of TFI stock will require a valuation allowance.

For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs and also “Risk Factors—Risks Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease) 2013 versus 2012
	2013	2012	2013	2012
Non-rental revenue	$441,421	$241,230	83.9%	94.0%	$200,191	83.0%
Rental revenue	84,395	15,441	16.1%	6.0%	68,954	446.6%

Total revenue	525,816	256,671	100.0%	100.0%	269,145	104.9%
Cost of revenues	(456,167)	(237,962)	-86.8%	-92.7%	218,205	91.7%

Gross profit	69,649	18,709	13.2%	7.3%	50,940	272.3%

Operating expenses:
General and administrative expenses	86,085	42,742	16.4%	16.7%	43,343	101.4%
Amortization of intangible assets	20,424	7,511	3.9%	2.9%	12,913	171.9%
Impairment of long-lived assets	111,900	6,030	21.3%	2.3%	105,870	1755.7%
Other, net	899	—	0.2%	0.0%	899	100.0%

Total operating expenses	219,308	56,283	41.7%	21.9%	163,025	289.7%

Loss from operations	(149,659)	(37,574)	-28.5%	-14.6%	112,085	298.3%
Interest expense, net	(53,703)	(26,607)	-10.2%	-10.4%	27,096	101.8%
Other (expense) income, net	(3,773)	(2,538)	-0.7%	-1.0%	1,235	48.7%
Loss on extinguishment of debt	—	(2,638)	0.0%	-1.0%	(2,638)	-100.0%

Loss from continuing operations before income taxes	(207,135)	(69,357)	-39.4%	-27.0%	137,778	198.7%
Income tax benefit	73,095	62,760	13.9%	24.5%	10,335	16.5%

Loss from continuing operations	(134,040)	(6,597)	-25.5%	-2.6%	127,443	1931.8%
(Loss) income from discontinued operations, net of income taxes	(98,251)	9,124	-18.7%	3.6%	(107,375)	-1176.8%

Net (loss) income attributable to common stockholders	$(232,291)	$2,527	-44.2%	1.0%	$(234,818)	-9292.4%

Revenue

Total revenue in the Shale Solutions business for the year ended December 31, 2013 amounted to $525.8 million, an increase of $269.1 million from 2012. The increase included the twelve-month revenue contribution from Power Fuels in 2013 vs. only one month in 2012 following the November 30, 2012 Power Fuels merger, a difference of $278.8 million. Additionally, strong growth in the Marcellus and Utica shale areas was offset by year-over-year revenue declines in the Haynesville, Barnett and Eagle Ford Shale areas. We continued to experience pricing pressure during the year due to competitive conditions across many of the shale areas in which we operate. Beginning in 2012 in some regions of our business, shifts in customer procurement practices, which effectively transfer more service efficiency risk to us, resulted in pricing and margin erosion. In terms of revenue mix, revenue from shale areas predominantly driven by natural gas production declined on a year-over-year basis, while revenue derived from basins where the primary resource is oil increased markedly due to the addition of Power Fuels in the oil-rich Bakken Shale area.

Non-rental revenue consists of transportation, disposal, treatment, recycling and other ancillary revenues and, beginning in the third quarter of 2013 following the acquisition of Ideal Oilfield Disposal, LLC in North Dakota, included $2.3 million of fees for the transportation and landfill disposal of oilfield solid wastes.

Non-rental revenue for the year ended December 31, 2013 was $441.4 million, up $200.2 million from $241.2 million in the preceding year. The increase is primarily attributable to Power Fuels, which accounted for approximately $212.1 million of the year-over-year increase. Rental revenue for the year ended December 31, 2013 was $84.4 million, versus $15.4 million for 2012, with the increase being entirely attributable to Power Fuels. Prior to the Power Fuels merger, our rental revenue consisted primarily of tank rentals, whereas Power Fuels has a more comprehensive rental equipment service offering.

Cost of Revenues

Cost of revenues was $456.2 million for the year ended December 31, 2013, up $218.2 million from $238.0 million from the year ended December 31, 2012. Consistent with the increase in revenue, the increase in the overall cost of revenues was primarily attributable to the full-year impact in 2013 of Power Fuels, which accounted for approximately $221.4 million of the year-over-year increase. The increase in cost of revenues included higher depreciation expense of $36.9 million, substantially all of which was attributable to assets acquired in the Power Fuels transaction.

General and Administrative Expenses

General and administrative expenses increased to $86.1 million in the year ended December 31, 2013 from $42.7 million for the comparable 2012 period. The higher costs in 2013 reflect a number of factors, including: (a) incremental general & administrative expenses amounting to $13.9 million related to the addition of Power Fuels; (b) charges totaling $24.6 million for the settlement of the 2010 Derivative Action and 2010 Class Action litigation described in Note 16 of Notes to Consolidated Financial Statements; (c) approximately $8.2 million of integration and rebranding costs following the Power Fuels merger in late 2012 and the Company’s rebranding in early 2013; and (d) increased personnel costs associated with higher staffing levels.

Amortization of Intangible Assets

Amortization of intangible assets was $20.4 million and $7.5 million for the years ended December 31, 2013 and 2012, respectively. The increase is due to the full-year impact in 2013 of the large increase in intangible assets acquired in connection with the acquisitions completed in 2012, including Power Fuels. The largest components of newly acquired intangible assets were customer relationships valued at approximately $145.0 million of which $16.5 million was amortized to expense during 2013.

Impairment of Long-Lived Assets

Long-lived asset impairment was $111.9 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively. The 2013 impairment charge represents a write-down of the carrying values of certain intangible assets, disposal wells, motor vehicles, trailers, rental equipment and our freshwater pipeline in the Haynesville, Eagle Ford and Barnett Shale basins, primarily in the three-month period ended September 30, 2013. Due to impairment indicators present at June 30, 2013, we commenced a company-wide impairment review of our long-lived assets during the third quarter of 2013. Long-lived assets were grouped at the shale basin level for purposes of assessing their recoverability, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For reporting units in which the carrying value of the long-lived group exceeded the undiscounted future cash flows associated with the continued use and disposition of the asset group, we recorded an impairment charge for the amount by which the carrying values of the asset groups exceeded their respective fair values.

Other Operating Expenses

During 2013, we recorded a charge of approximately $1.4 million to restructure our operations in certain shale basins and improve overall operating efficiencies. The charge included severance and termination benefits and other costs in connection with the substantial curtailment of our activities in the Tuscaloosa Marine Shale.

Loss from Operations

Loss from operations was $149.7 million for the year ended December 31, 2013, compared to $37.6 million for the year ended December 31, 2012 and was significantly impacted by the aforementioned charges for impairment, legal settlements and rebranding and integration in 2013.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $2.6 million for the year ended December 31, 2012 and represents the write-off of unamortized debt issuance costs related to the replacement of our previous credit facility with a new revolving credit facility during 2012.

Interest Expense, net

Interest expense, net for the year ended December 31, 2013 was $53.7 million as compared to $26.6 million in the prior year. The increase of $27.1 million in interest expense during 2013 included $19.0 million of additional interest on the $250.0 million and $150.0 million tranches of the 2018 Notes issued in April 2012 and November 2012, respectively, the proceeds of which were used to partially finance the acquisitions of TFI and Power Fuels. In addition, we amortized $4.5 million of deferred financing costs to interest expense during the year ended December 31, 2013, as compared to $1.8 million in the previous year.

Other (Expense) Income, net

Other expense, net was $3.8 million for the year ended December 31, 2013 as compared to $2.5 million for the year ended December 31, 2013, and consisted primarily of a $3.8 million write-down to our investment in UGSI. See Note 18 of Notes to Consolidated Financial Statements for additional information. In addition, we incurred an approximate $1.0 million loss in 2013 in connection with a decline in the value of certain shares placed in escrow upon the closing of the TFI acquisition. Pursuant to the terms and conditions of the stock purchase agreement related to the TFI acquisition, the Company was required to indemnify the sellers for a decline in the value of escrowed shares after the one-year anniversary of the TFI acquisition and upon liquidation of the escrowed shares.

Income (Loss) from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes amounted to $207.1 million for the year ended December 31, 2013, compared to $69.4 million for the year ended December 31, 2012, due to the items previously described. On a segment basis, the pre-tax loss in Shale Solutions was $100.1 million for the year ended December 31, 2013 compared to $23.3 million for the year ended December 31, 2012, reflecting the $111.9 million impairment charge in 2013. During the year ended December 31, 2013, the pre-tax loss incurred by the Corporate group was $107.0 million, up from $46.1 million in 2012. The primary factors impacting Corporate pre-tax loss are $19.0 million of additional interest expense associated with the 2018 Notes, a $24.6 million charge associated with the 2010 Derivative and Class Action litigation described previously, $8.2 million of rebranding and integration-related costs and higher salaries and benefit costs attributable to headcount transfers and increases.

Income Tax Benefit

Our income tax benefit for the year ended December 31, 2013 was $73.1 million, resulting in an effective tax rate of 35.3%. Our income tax benefit for the year ended December 31, 2012 was $62.8 million, an effective rate of 90.4%. Our effective income tax benefit rate for the year ended December 31, 2012 differed from the federal statutory rate of 35.0% primarily due to reductions in previously-established valuation allowances due to acquired sources of taxable income in the form of deferred tax liabilities resulting from the acquisitions in 2012.

In 2013, we established a valuation allowance of $1.6 million to offset deferred tax assets associated with the book write-down of certain investments that would generate capital losses if sold at book value. Additionally, we maintain a valuation allowance of $4.5 million to offset deferred tax assets associated with certain state net operating losses that we do not believe will be realized prior to their expiration.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations in the years ended December 31, 2013 and 2012 represents the financial results of TFI, which comprises our Industrial Solutions business segment. Such income or loss, which is presented net of income taxes, was a loss of approximately $98.3 million for the year ended December 31, 2013 and income for the period ended December 31, 2012 of $9.2 million (since the acquisition of TFI on April 10, 2012). The 2013 loss includes a goodwill impairment charge of $98.5 million in the quarter ended September 30, 2013 and $12.3 million of depreciation and amortization expense. See Note 20 of the Notes to Consolidated Financial Statements herein for additional information.

Results of Operations for the Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease) 2012 versus 2011
	2012	2011	2012	2011
Non-rental revenue	$241,230	$144,291	94.0%	92.0%	$96,939	67.2%
Rental revenue	15,441	12,546	6.0%	8.0%	2,895	23.1%

Total revenue	256,671	156,837	100.0%	100.0%	99,834	63.7%
Cost of revenues	(237,962)	(123,509)	-92.7%	-78.7%	114,453	92.7%

Gross profit	18,709	33,328	7.3%	21.3%	(14,619)	-43.9%

Operating expenses:
General and administrative expenses	42,742	32,783	16.7%	20.9%	9,959	30.4%
Amortization of intangible assets	7,511	3,868	2.9%	2.5%	3,643	94.2%
Impairment of long-lived assets	6,030	—	2.3%	0.0%	6,030	100.0%
Other, net	—	2,089	0.0%	1.3%	(2,089)	-100.0%

Total operating expenses	56,283	38,740	21.9%	24.7%	17,543	45.3%

Loss from operations	(37,574)	(5,412)	-14.6%	-3.5%	32,162	594.3%
Interest expense, net	(26,607)	(4,243)	-10.4%	-2.7%	22,364	527.1%
Other (expense) income, net	(2,538)	5,770	-1.0%	3.7%	(8,308)	-144.0%
Loss on extinguishment of debt	(2,638)	—	-1.0%	0.0%	2,638	100.0%

Loss from continuing operations before income taxes	(69,357)	(3,885)	-27.0%	-2.5%	65,472	1685.3%
Income tax benefit	62,760	3,777	24.5%	2.4%	58,983	1561.6%

Loss from continuing operations	(6,597)	(108)	-2.6%	-0.1%	6,489	6008.3%
Income (loss) from discontinued operations, net of income taxes	9,124	(22,898)	3.6%	-14.6%	32,022	139.8%

Net (loss) income attributable to common stockholders	$2,527	$(23,006)	1.0%	-14.7%	$25,533	111.0%

Revenue

Shale Solutions revenue for the year ended December 31, 2012 was $256.7 million, up significantly from $156.8 million in 2011. The one-month contribution of Power Fuels in 2012 accounted for $25.3 million of the increase, with the remainder attributable to a combination of other acquisitions completed during 2012 and 2011 and organic growth, which accounted for approximately $41.6 million and $33.0 million of the remaining increase, respectively. The organic growth was driven primarily by new investments and asset redeployments primarily in the Eagle Ford and Marcellus shale areas, and included revenues from a contract with a major customer that commenced in late 2011. In addition, 2012 also includes increased revenue from our produced water pipeline in the Haynesville shale area (up approximately 80% in 2012 versus 2011), portions of which were under construction and out of service during the period from February 2011 through September 2011. Revenue growth in 2012 was negatively affected by somewhat weaker pricing in certain shale areas due to business mix issues and competitive pressures.

Non-rental revenue for the year ended December 31, 2012 was $241.2 million, up $96.9 million from $144.3 million for the year ended December 31, 2011. The increase was driven by acquisition activity during 2012, including the one month contribution from Power Fuels contribution of $20.5 million, as well as the full-year impact of the five acquisitions that closed during the three months ended June 30, 2011. Rental revenue for the year ended December 31, 2012 was $15.4 million, up $2.9 million from $12.5 million for the year ended December 31, 2011. The increase was attributable entirely to rental revenue from Power Fuels.

Cost of Revenues

Cost of revenues for the year ended December 31, 2012 was $238.0 million, up $114.5 million from $123.5 million for the year ended December 31, 2011. Consistent with the increase in revenue, the increase in cost of revenues was attributable primarily to the Power Fuels merger in 2012 and secondarily to the full year impact of the five acquisitions that closed during the three months ended June 30, 2011. Power Fuels transactions accounted for approximately $18.9 million of the year-over-year increase in cost of revenues. Excluding the impact of the Power Fuels transaction, depreciation expense increased $14.9 million in 2012, which was attributable to 2011 capital purchases of $150.9 million and equipment acquired in connection with 2011 acquisitions, which totaled approximately $48.5 million. Gross profit decreased $14.6 million or 44% from $33.3 million for the year ended December 31, 2011. Excluding the impact on cost of revenues from the acquisition and merger related transactions, the increase in cost of revenues and the accompanying decline in gross margin were due to in part to costs incurred to redeploy assets from the Haynesville Shale area in response to diminished natural gas drilling activity. These costs were accompanied by additional training costs to onboard new drivers in the Eagle Ford Shale area to support growth in that basin. In addition, the Company also incurred costs for increased staffing in order to support the Company’s growth and integration of the recently acquired businesses including the five acquisitions that closed during the year ended December 31, 2011.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 totaled $42.7 million, compared to $32.8 million for the year ended December 31, 2011. Operating expenses for 2012 includes transaction costs associated with 2012 acquisition activity and the Power Fuels merger of $7.7 million, stock-based compensation expense of $3.6 million and provision for doubtful accounts of $6.1 million. The corresponding 2011 expenses for transaction costs, stock-based compensation and the provision for doubtful accounts were $0.9 million, $2.4 million, and $2.2 million, respectively.

Amortization of Intangible Assets

Amortization of intangible assets was $7.5 million and $3.9 million for the year ended December 31, 2012 and 2011, respectively. The increase is due to the large increase in intangible assets resulting from the acquisitions that were completed during 2012 and 2011.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $6.0 million for the year ended December 31, 2012 and represents primarily the write-off of the carrying values of several disposal wells in the Haynesville shale area, and the write-down of a customer relationship intangible. We reviewed the recoverability of the disposal wells’ carrying values because of various technical problems encountered, which ultimately limit the usability of the wells. The impairment charge considered declines in drilling activity in the Haynesville market due to relatively lower natural gas prices.

Other Operating Expenses

Other operating expenses include pipeline start-up and commissioning expenses in the year ended December 31, 2011 relate to start-up costs for our underground pipeline in the Haynesville Shale area.

Loss from Operations

Loss from operations was $37.6 million and $5.4 million for the years ended December 31, 2012 and 2011, respectively. The increased loss includes the impact of the $6.8 million increase to transaction costs, the impairment charges totaling $6.0 million and the $18.7 million and $3.6 million increases in depreciation and amortization of intangible assets, respectively, mentioned above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $2.6 million for the year ended December 31, 2012 and represents the write-off of the unamortized balance of debt issuance costs related to our old credit facility which was replaced by a new revolving credit facility.

Interest (Expense) Income, net

Interest expense, net was $26.6 million for the year ended December 31, 2012 as compared to $4.2 million for the year ended December 31, 2011. The increase was due to an increase in average debt outstanding during 2012 and higher average interest rates, driven primarily by the 2018 Notes. In addition, interest income was lower in the 2012 versus 2011 year to date period due to lower investment balances during 2012 compared to the same period of 2011, and increased borrowings under our Amended Revolving Credit Facility throughout 2012.

Other (Expense) Income, net

Other expense, net for the year ended December 31, 2012 totaled approximately $2.5 million and consists primarily of a $1.7 million loss on the disposition of assets used in the Shale Solutions segment. Other expense, net for the year ended December 31, 2011 totaled approximately $5.8 million, consisting primarily of net reductions to liabilities for contingent consideration which were adjusted through earnings. Such changes result from reassessment of the performance-based earnouts related to (a) our acquisition of the Excalibur Energy Services, Inc. in 2011, and (b) the acquisition of Complete Vacuum and Rental, Inc. in 2010, and (c) the acquisition of Charis Partners LLC, in July 2009. During the year ended December 31, 2012, we recorded income from an equity method investment. During the year ended December 31, 2011 we recorded a loss of approximately $0.5 million related to our joint venture with Energy Transfer Partners, L.P. which was terminated on July 8, 2011.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2012 was approximately $62.8 million resulting in an effective income tax rate of 90.4%, compared to an income tax benefit for the year ended December 31, 2011 of approximately $3.8 million resulting in an effective income tax rate of 97.2%. The primary factor affecting the effective income tax rate in 2012 as compared the federal taxable rate of 35.0% is the release of a valuation allowance after we determined that the realization of certain deferred tax assets was more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that we acquired in 2012. The primary factors affecting the effective tax rate in 2011 were the loss on the sale and abandonment of China Water, which was offset in part by a valuation allowance. These items resulted in a net increase to the effective tax rate for the year ended December 31, 2011.

Loss from Continuing Operations

Loss from continuing operations was $6.6 million for the year ended December 31, 2012 compared to a loss from continuing operations of $0.1 million for the year ended December 31, 2011, primarily as a result of the items referred to above.

Loss from Discontinued Operations

As described previously, during the fourth quarter of 2013 we began a process to divest TFI, which comprises our Industrial Solutions business segment. As a result, the Company considers TFI to be held for sale and as such, the results of all prior periods have been restated to reflect TFI as discontinued operations since its acquisition in April 2012. Our income from discontinued operations for the year ended December 31, 2012 was approximately $9.1 million. For the year ended December 31, 2011, loss from discontinued operations was approximately $22.9 million and was entirely attributable to our September 30, 2011 sale and abandonment of the China Water business. See Note 20 of the Notes in the accompanying notes to Consolidated Financial Statements herein for additional information.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our primary source of capital is from cash generated by our operations with additional sources of capital from borrowings available under our revolving credit facility as well as debt and equity accessed through the capital markets. Our level of historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity in connection with much of our external growth.

The following table summarizes our sources and uses of cash from continuing operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
Net cash provided by (used in):	2013	2012	2011
Operating activities	$66,668	$25,078	$(9,279)
Investing activities	(52,788)	(388,540)	(142,326)
Financing activities	(19,873)	298,044	151,047

Net decrease in cash and cash equivalents	$(5,993)	$(65,418)	$(558)

As of December 31, 2013, we had unrestricted cash and cash equivalents of $8.8 million, a decrease of $6.0 million from December 31, 2012. Generally, we manage our liquidity by using any excess cash, after considering our working capital and capital expenditures needs, to reduce the outstanding balance of our revolving credit facility.

Operating Activities—Net cash provided by operating activities was $66.7 million for the year ended December 31, 2013. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $26.0 million in 2013. Changes in operating assets and liabilities provided an additional $40.7 million primarily related to the decrease in accounts receivable and the increase in accrued liabilities. The non-cash items and other adjustments included $99.2 million of depreciation and amortization, a charge totaling $111.9 million for the impairment of certain tangible and intangible assets as well as a $68.6 million deferred income tax benefit.

Net cash provided by operating activities was $25.1 million for the year ended December 31, 2012 and resulted from non-cash items and other adjustments of $13.2 million offset by an increase in net operating liabilities of $18.5 million and loss from continuing operations of $6.6 million. The non-cash items and other adjustments included $47.6 million of depreciation and amortization as well as a $56.7 million deferred income tax benefit that resulted in part from $38.5 million release of valuation allowance.

Net cash used in operating activities was $9.3 million for the year ended December 31, 2011. Net cash used in operating activities consisted of non-cash items and other adjustments of $19.9 million offset by an increase in net operating assets of $29.1 million and a loss from continuing operations of $0.1 million. The increase in operating activities included an overall increase in accounts receivable of $31.2 million, due in part to slower customer payments in the fourth quarter.

Investing Activities—Net cash used in investing activities was $52.8 million for the year ended December 31, 2013, as compared to $388.5 million for the year ended December 31, 2012. The higher investment activity in 2012 was primarily attributable to payments in connection with the Power Fuels merger and the TFI acquisition, which totaled $127.3 million and $229.6 million, respectively. Excluding acquisitions, cash required to support capital spending in 2013 was marginally higher than in 2012.

Net cash used in investing activities was $142.3 million for the year ended December 31, 2011, which included cash paid for acquisitions of $88.3 million and capital expenditures of $150.9 million to support the organic growth of the business. Such amounts were partially offset by net cash activity from investment sales and purchases of $96.9 million.

Financing Activities—Net cash used in financing activities was $19.9 million for the year ended December 31, 2013 compared to cash provided by financing activities of $298.0 million for the year ended December 31, 2012. Net cash provided by financing activities included proceeds from the 2018 Notes and common stock issuance in 2012 to support the TFI and Power Fuels acquisitions. Additionally, financing activities in 2012 included a reduction of term debt, notes payable and capital leases totaling $155.0 million. Net borrowings under our revolving credit facility in 2012 amounted to $6.8 million. Additionally, we made payments of $26.2 million for financing costs associated with the 2018 Notes and bank credit facilities. Net cash used in financing activities for the year end December 31, 2013, also included $5.4 million of payments under capital leases and notes payable, $1.9 million of contingent consideration payments and $1.6 million in other disbursements.

Net cash provided by financing activities was $298.0 million for the year ended December 31, 2012 compared to $151.0 million for the year ended December 31, 2011. As noted previously, the year-over-year net increase in net cash provided by financing activities was attributable to the larger funding needs to support the TFI and Power Fuels acquisitions in 2012. The $147.0 million increase in cash provided by financing activities consisted of $399.0 million of proceeds, net of original issue discounts, received in connection with the issuance of the 2018 Notes, $147.0 million of net proceeds drawn from our Amended Revolving Credit Facility and $74.4 million of cash proceeds received in connection with an equity offering of our common shares. Cash provided by financing activities was offset by a $140.2 million repayment of our old credit facility, a $150.4 million repayment of debt acquired in connection with the Power Fuels merger and $26.2 million of deferred financing fees associated with the 2018 Notes and the Amended Revolving Credit Facility.

Capital Expenditures

Cash required for capital expenditures (related to continuing operations) for the year ended December 31, 2013, excluding acquisitions, totaled $46.6 million compared to $43.6 million in 2012. Capital expenditures in 2013 primarily included (a) completion of the Company’s saltwater pipeline in the Haynesville shale area, (b) new disposal wells or upgrades to existing wells, including an expansion of our presence in the Utica shale area, (c) completion of construction of the initial phase of the Company’s oilfield waste landfill in the Bakken shale area and (d) cash outlays for a thermal desorption system to expand the Company’s solids treatment capabilities, also in the Bakken shale area. Historically, a significant portion of our transportation-related capital requirements are financed through capital leases, which are not included in the capital expenditures figures cited previously. Such equipment additions under capital leases totaled approximately $5.8 million during 2013 and $20.8 million in 2012, as the Company significantly expanded its transportation fleet during 2012. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for 2014, as well as any acquisitions we choose to pursue, will likely be financed through a combination of cash flow from operations, borrowings under our revolving credit facility and, in the case of acquisitions, issuances of equity. We may also issue additional debt securities to support growth initiatives.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of December 31, 2013, we had $555.9 million of indebtedness outstanding, consisting of $136.0 million under the Amended Revolving Credit Facility, $400.0 million of 2018 Notes and $19.9 million of capital leases and installment notes payable for vehicle financings.

Revolving Credit Agreement

In February 2014, we entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced our Amended Revolving Credit Facility. Initially, the ABL Facility provides a maximum credit amount of $200.0 million, which can be increased to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. The ABL Facility will be used to support ongoing working capital needs and other general corporate purposes, including growth initiatives and the potential repurchase of a portion of the Company’s currently outstanding 2018 Notes. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of our assets.

The terms of the ABL Facility limit the amount we can borrow to the lesser of (a) $200.0 million or (b) 85% of the amount of our eligible accounts receivable plus the lower of (i) 95% of the net book value of our eligible rental equipment, tractors and trailers, and (ii) 85% times the appraised net orderly liquidation value of our eligible rental equipment, tractors and trailers, less any customary reserves. The borrowing base is evaluated monthly. The full $200.00 million facility is available to us based on the borrowing base as of the closing date and current levels of eligible receivables and equipment continue to support $200.0 million of availability under the facility. The ABL Facility includes a letter of credit sub-limit of $10.0 million and a swingline facility sub-limit equal to 10% of the total facility size for more immediate cash needs. As of March 3, 2014, borrowings under the ABL Facility totaled $156.8 million and outstanding letters of credit amounted to $4.4 million, leaving $38.8 million of unused borrowing capacity.

Interest will accrue on outstanding loans under the ABL Facility at a floating rate based on, at our election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo or (b) the Federal Funds rate plus  1/2% or (c) the one month LIBOR plus one percent plus an applicable margin percentage of 0.75% to 1.50% or (ii) the LIBOR rate plus the applicable margin of 1.75% to 2.50%. We are also required to pay fees on the unused commitments of the lenders under the ABL Facility, fees for outstanding letters of credit and other customary fees.

Covenants under the Amended Revolving Credit Facility, as described in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, were effectively extinguished as of December 31, 2013 by the ABL Facility, and as a result any failure of the Company to comply with the covenants under the Amended Revolving Credit Facility as of December 31, 2013 would have had no effect. The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (as defined) and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies at such time the total amount drawn under the credit facility exceeds 87.5 percent of the total facility amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0.

Costs associated with the ABL Facility totaling approximately $3.5 million will be capitalized as deferred financing costs in the three months ending March 31, 2014, and we expect to write-off unamortized deferred financing costs associated with our Amended Revolving Credit Facility of approximately $3.0 million in the same period.

Planned Sale of TFI

As described previously, we are currently actively engaged in a process for the sale of TFI, and expect such sale to be completed during the second quarter of 2014. Based on currently available information, the carrying value of TFI at December 31, 2013 does not exceed the net proceeds expected to be received from its divestiture. Further, we anticipate using all of the net proceeds from the sale to reduce outstanding indebtedness under the ABL Facility and for other general corporate purposes. See Note 20 of the Notes to Consolidated Financial Statements for additional information.

Contractual Obligations

The following table details our contractual cash obligations as of December 31, 2013 (in thousands). Obligations for contingent consideration related to acquisitions that are payable in shares of our common stock are excluded from the table below. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations including capital leases (1)	$555,946	$5,437	$9,217	$541,292	$—
Interest on debt and capital leases (2)	195,425	46,391	92,283	56,751	—
Operating leases (3)	20,710	4,444	7,669	5,610	2,987
Capital expenditures (4)	7,115	7,115	—	—	—
Purchase of remaining interest in AWS (5)	11,000	—	11,000	—	—
Settlement of 2010 Class Action litigation (6)	13,500	13,500	—	—	—
Asset retirement obligation (7)	3,993	—	533	200	3,260

Total	$807,689	$76,887	$120,702	$603,853	$6,247

(1)

Principal payments are reflected when contractually required. As discussed previously, covenants under the Amended Revolving Credit Facility were effectively extinguished as of December 31, 2013 by the ABL

Facility, and as a result the Company’s technical non-compliance with certain of such covenants as of December 31, 2013 had no effect. Payments do not include estimates for future changes to the balance outstanding under our Amended Revolving Credit Facility as of December 31, 2013.
(2)	Estimated interest on debt for all periods presented is calculated using interest rates available as of December 31, 2013 and includes fees for the unused portion of our Amended Revolving Credit Facility. In February 2014, the Amended Revolving Credit Facility was replaced with a $200 million ABL Facility. See Note 10 of the Notes to Consolidated Financial Statements for additional information.
(3)	Represents operating leases primarily for facilities, vehicles and rental equipment.
(4)	Represents remaining amounts due for the purchase of thermal desorption equipment for the expansion of solids treatment capabilities at our North Dakota landfill site (Note 15).
(5)	Represents the future payment to purchase the remaining 49% interest in AWS. This differs from the carrying value of the obligation, which is based on the present value of the obligation at the reporting date and was $10.1 million at December 31, 2013. The Company was required to record this obligation due to the Company’s call option to purchase, and the noncontrolling interest holder’s put option to sell, the remaining interest in AWS (Note 11).
(6)	Represents cash portion of the pending settlement of 2010 Class Action litigation. Of the total settlement amount of $27.0 million, $13.5 million will be satisfied through the issuance of 0.8 million shares of the Company’s common stock. If the value of the shares falls below $13.5 million at the time of their issuance, we are required to make up the shortfall with additional shares or cash, at our option. (Note 16).
(7)	Represents estimated future costs related to the closure and/or remediation of the Company’s disposal wells and landfill.

EBITDA

As a supplement to the financial statements in this Annual Report on Form 10-K, which are prepared in accordance with GAAP, we also present EBITDA. EBITDA is consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe this information is useful to financial statement users in evaluating our financial performance. We also use EBITDA to evaluate our financial performance, make business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. EBITDA is not a measure of performance calculated in accordance with GAAP and there are material limitations to its usefulness on a stand-alone basis. EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Financial statement users should use EBITDA in addition to, and not as an alternative to, net (loss) income as defined under and calculated in accordance with GAAP.

The table below provides reconciliation between net loss, as determined in accordance with GAAP, and EBITDA (in thousands):

	Years Ended December 31,
	2013	2012	2011
Loss from continuing operations	$(134,040)	$(6,597)	$(108)
Depreciation of property, plant and equipment	78,812	40,130	21,413
Amortization of intangible assets	20,424	7,511	3,868
Interest expense, net	53,703	26,607	4,243
Income tax benefit	(73,095)	(62,760)	(3,777)

EBITDA	$(54,196)	$4,891	$25,639

EBITDA for the year ended December 31, 2013 was adversely impacted by charges for impairments of property, plant and equipment, intangible assets of $111.9 million and the write-down of investments of $4.3 million. Exclusive of these non-cash charges, EBITDA would have approximated $62.0 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Allowance for Doubtful Accounts

Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectability of trade receivables for both billed and unbilled receivables on our rental and non-rental revenues. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Additionally, if the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $5.5 million and $6.1 million at December 31, 2013 and 2012, respectively.

Accounting for Business Combinations

We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of certain of our assets and liabilities is determined by (1) using estimates of replacement costs for tangible fixed assets and (2) using discounted cash flow valuation methods for estimating identifiable intangibles such as customer contracts and customer relationship intangibles (Income Approach). We believe the assumptions used in our discounted cash flow analyses are appropriate and result in reasonable estimates of the fair value of each acquisition. We further believe the most significant assumptions used in our analyses are the anticipated margins and overall profitability. However, we may not meet our revenue and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit or equity markets may result in changes to our discount rate and general business conditions may result in changes to our terminal value assumptions used in the estimate of fair value. The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense recognized. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. The income approach used to value identifiable intangible assets utilizes forward-looking assumptions and projections, but considers factors unique to our businesses and related long-range plans that may not be comparable to other companies and that are not yet publicly available. The determination of fair value under the income approach requires significant judgment on our part. Our judgment is required in developing assumptions about future revenue growth, projected capital expenditures, changes in working capital, general and administrative expenses, attrition rates, and the weighted average cost of capital. The estimated future cash flows and projected capital expenditures used under the income approach are based on our business plans and forecasts, which consider historical results adjusted for future expectations. Future expectations include assumptions related to including economic trends, market conditions and other factors which are beyond management’s control.

Contingent Consideration

Contingent consideration primarily consists of earn-out obligations in connection with business combinations that are payable by us to the former owners of an acquiree as part of the exchange for control of the acquiree if specified future events occur or conditions are met. Contingent consideration is recorded at the acquisition date fair value, which is measured at the present value of the consideration expected to be transferred. The fair value of contingent consideration is remeasured at the end of each reporting period with the change in fair value recognized as other income (expense) in the Consolidated Statements of Operations. Estimates of the fair value of contingent consideration are impacted by changes to cash flow projections, growth rates, discount rates and probabilities of achieving future milestones. Contingent consideration obligations were $15.4 million at December 31, 2013, of which approximately $13.1 million and $2.3 million were classified as current and long-term, respectively, in our Consolidated Balance Sheets.

Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives

We review long-lived assets including intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset (or asset group) may not be recoverable. If an impairment indicator is present, we evaluate recoverability by comparing the estimated future cash flows of the category classes, on an undiscounted basis, to their carrying values. The category class represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, the asset group is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the long-lived asset (or asset group). Our determination that an event or change in circumstance has occurred potentially indicating the carrying amount of an asset (or asset group) may not be recoverable generally includes but is not limited to one or more of the following: (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results, (3) changes affecting the utility and estimated future demands for the asset, (4) a significant decrease in the market price of an asset, and (5) a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life and a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition.

During the year ended December 31, 2013, long-lived asset impairment expense was $111.9 million. The impairment charge recognized consisted of write-downs to the carrying values of certain of the Company’s disposal wells, motor vehicles, trailers, rental equipment and its freshwater pipeline; including customer relationship and disposal permit intangibles, associated with the Haynesville, Eagle Ford and Barnett Shale basins. During the year ended December 31, 2012, we recognized a $3.7 million impairment loss on three saltwater disposal wells primarily in the Haynesville shale area. We tested the disposal wells for recoverability after the wells developed technical problems which required us to suspend their use unusable. Additionally, we also recognized a $2.4 million impairment loss related to the write-down of a customer relationship intangible associated with a portion of a prior business acquisition. The impairment review and associated write-down was triggered by management’s updated assessment of the reduced growth prospects of the business and the related impact on its expected financial performance. We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process; however, if after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess all relevant events and circumstances indicating whether it is more likely than not the fair value of a reporting unit is less than its carrying value, which include but are not limited to one or more of the following: (1) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital or other developments in equity and capital markets, (2) industry and market conditions such as a deterioration in the environment in which an entity operates, an increased competitive environment, a change in the market for an entity, (3) cost factors such as increases in raw materials or labor, (4) overall financial performance such as negative or declining cash flows or a decline in actual revenue or earnings compared with projected results or relevant prior periods, (5) entity specific events such as changes in management, key personnel, strategy, or customers, (6) events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, or a more-likely-than not expectation of selling or disposing all, or a portion, or a reporting unit and (7) a sustained decrease in share price.

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

An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. We performed an assessment of qualitative factors at June 30, 2013 and concluded that certain impairment indicators were present. These impairment indicators included adverse changes in the business climate of certain Shale basins including persistently low natural gas prices and shifts in customer end markets and resulting higher logistics costs in our Industrial Solutions operating segment combined with lower-than-expected financial results, and the fact that the market value of our equity traded for a period of time at a value that was less than book value of our equity. We completed our impairment review of long-lived assets and goodwill during the quarter ended September 30, 2013, resulting in impairment charges of $111.9 million and $98.5 million in its Shale Solutions and Industrial Solutions segments, respectively for the year ended December 31, 2013. See Notes 6 and 7 of the Notes to Consolidated Financial Statements for additional information.

We have $408.7 million in goodwill as of December 31, 2013 related to our Shale Solutions reportable segment, which has been allocated to the Shale Solutions, Pipeline and AWS reporting units. As described in the preceding paragraphs, the results of our impairment test during the third quarter of 2013, which we updated through September 30, 2013 (our annual testing date), indicated that the goodwill relating to these reporting units was not impaired at June 30, 2013 and September 30, 2013, since the estimated fair values of all reporting units exceeded their carrying values. With respect to the Pipeline and AWS reporting units, the estimated fair values of the reporting units exceeded their carrying values by a substantial amount. However, while no impairment was indicated as a result of our analysis and testing at June 30, 2013, September 30, 2013, or from our subsequent review at December 31, 2013, we determined that our Shale Solutions reporting unit, with goodwill of $390.7 million, had an estimated fair value that exceeded its carrying value by less than 3.5 percent.

The fair values of each of the reporting units as well as the related assets and liabilities utilized to assess the 2013 impairment were measured using Level 2 and Level 3 inputs as described in Note 11 of the Notes to Consolidated Financial Statements. We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, these assumptions are subject to uncertainty and relatively small declines in the future performance or cash flows of the Shale Solutions reporting unit or small changes in other key assumptions may result in the recognition of impairment charges, which could be significant. We believe the most significant assumption used in our analysis is the expected improvement in the margins and overall profitability of our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, a hypothetical decline of greater than 65 basis points in the operating margin in our Shale Solutions reporting unit would result in an estimated carrying value in excess of its fair value, requiring us to proceed to the second step of the goodwill impairment test. Additionally, we may not meet our revenue growth targets, working capital needs and capital expenditures may be higher than forecast, changes in credit or equity markets may result in changes to our cost of capital and discount rate and general business conditions may result in changes to our terminal value assumptions for our reporting units. One or more of these factors, among others, could result in additional impairment charges.

In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At December 31, 2013, the closing market price of our common stock was $16.79 per share compared to our book value per share of $24.79 as of such date. Our assessment assumes this relationship is temporary; however, if our book value per share continues to exceed our market price per share for an extended period of time, this would likely indicate the occurrence of events or changes that could cause us to revise our fair value estimates and perform a step-two goodwill impairment analysis. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship in 2014.

In the fourth quarter of 2013, we announced a plan to realign our Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Barnett, Eagle Ford, Tuscaloosa Marine and Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in 2014. In connection with these planned organizational changes, we are evaluating whether the new operating divisions constitute separate operating segments and if so, whether two or more of them can be aggregated into one or more reportable segments. As the organizational realignment progresses, we will continue to evaluate its potential impact on our reporting units, which is a level of reporting at which goodwill is tested for impairment. To the extent we conclude the composition of our reporting units has changed, we will be required to allocate goodwill on a relative fair value basis to the new reporting units and test the newly-allocated goodwill for impairment should triggering events occur. We may be required to record impairment of our goodwill and other intangible assets as a result of this reallocation.

Income Taxes and Valuation of Deferred Tax Assets

We are subject to federal income taxes and state income taxes in those jurisdictions in which we operate. We exercise judgment with regard to income taxes in interpreting whether expenses are deductible in accordance with federal income tax and state income tax codes, estimating annual effective federal and state income tax rates and assessing whether deferred tax assets are, more likely than not, expected to be realized. The accuracy of these judgments impacts the amount of income tax expense we recognize each period.

With regard to the valuation of deferred tax assets, we record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. All available evidence is considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed.

Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example ordinary income or capital gain) within the carryback or carryforward periods available under the tax law.

Future reversals of existing taxable temporary differences are one source of taxable income that is used in this analysis. As a result, deferred tax liabilities in excess of deferred tax assets generally will provide support for recognition of deferred tax assets. However, most of our deferred tax assets are associated with net operating loss (NOL) carryforwards, which statutorily expire after a specified number of years; therefore, we compare the estimated timing of these taxable timing difference reversals with the scheduled expiration of our NOL carryforwards, considering any limitations on use of NOL carryforwards, and record a valuation allowance against deferred tax assets that would expire unused.

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

Services provided to our customers primarily include the transportation of fresh water and saltwater by Company-owned trucks or through a temporary or permanent water transport pipeline. Revenues are also generated through fees from our disposal wells and rental of tanks and other equipment. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances; transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly rates for transportation. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.

Our Shale Solutions segment derives the majority of its revenue from the transportation of fresh and saltwater by Company-owned trucks or through a temporary or permanent water transport pipeline to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of backflow and produced water originating from oil and gas wells. Revenues are also generated through fees charged for use of our disposal wells and from the rental of tanks and other equipment. Certain customers, limited to those under contract with us to utilize the pipeline, have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances; transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly rates for transportation. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.

Our discontinued Industrial Solutions segment derives the majority of its revenue from the sale of used motor oil and antifreeze after it is refined by one of its processing facilities. Revenue is recognized upon shipment or delivery, dependent on contracted terms, of salable fuel oil or upon recovery service provided in the receipt of waste oil and antifreeze per specific customer contract terms. Transportation costs charged to customers are included in revenue.

Insurance Liabilities

We maintain high deductible or self-insured retention insurance policies for certain exposures including automobile, workers’ compensation and employee group health insurance. We carry policies for certain types of claims to provide excess coverage beyond the underlying policies and per incident deductibles or self-insured retentions. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. The estimates inherent in these accruals are determined using actuarial methods that are widely used and accepted in the insurance industry.

We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be substantially greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. Changes in our assumptions and estimates could potentially have a negative impact on our earnings.

Environmental and Legal Contingencies

We have established liabilities for environmental and legal contingencies. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining the liability, we consider a number of factors including, but not limited to, the jurisdiction of the claim, related claims, insurance coverage when insurance covers the type of claim and our historic outcomes in similar matters, if applicable. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The determination of liabilities for these contingencies is reviewed periodically to ensure that we have accrued the proper level of expense. The liability balances are adjusted to account for changes in circumstances for ongoing issues, including the effect of any applicable insurance coverage for these matters. While we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations.

We record obligations to retire tangible, long-lived assets on our balance sheet as liabilities, which are recorded at a discount when we incur the liability. A certain amount of judgment is involved in estimating the future cash flows of such obligations, as well as the timing of these cash flows. If our assumptions and estimates on the amount or timing of the future cash flows change, it could potentially have a negative impact on our earnings.

Estimates of Depreciable Lives

We have significant tangible capital assets on our balance sheet which are used to generate revenues in our business operations, including heavy-duty trucks and trailers, pipelines, disposal wells, rental equipment and a landfill, as further described in Note 2 “Summary of Significant Accounting Policies”. We review the residual values and useful lives of revenue earning equipment periodically. These reviews consider a variety of factors including future market conditions, competition and the expected lives of such assets given our expected level of expenditures necessary to maintain these assets in good condition. As a result, future depreciation expense rates are subject to change based upon a change in these factors. While we believe that the carrying values and estimated revenues to be earned from these assets are appropriate, there can be no assurance that adverse changes in these assumptions and estimates will not occur, resulting in a negative impact on our earnings.

We recognize landfill depreciation expense using the units-of-consumption method based on estimated remaining airspace. Periodically, we engage independent engineers to survey the estimate of the remaining disposal capacity for the landfill. These estimates include the waste compaction, depth of the excavation and the density of waste deposited. These assumptions and estimates, as well as future events including regulatory action, may change the depreciable life of the landfill, resulting in a negative impact on our earnings.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for us is the reporting period starting January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements. As permitted under ASU 2013-02, the Company has presented reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements. There were no reclassification adjustments from any components of accumulated other comprehensive income during the year ended December 31, 2013. There was a less than $0.1 million reclassification adjustment out of the unrealized losses from available-for-sale securities component of accumulated other comprehensive income during the year ended December 31, 2012.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification subtopic 350-30, General Intangibles other than Goodwill. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for us are the annual and interim periods starting January 1, 2013. As of December 31, 2013 and 2012, we did not have any intangible assets with indefinite lives.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us were the annual and interim periods starting January 1, 2012. During the second quarter of 2013, we experienced a number of potential impairment indicators. As a result of these impairment indicators, we performed a company-wide impairment review of its long-lived assets and goodwill which it completed during the third quarter of 2013. In connection with the impairment review, we recorded a goodwill impairment charge of $98.5 million for our Industrial Solutions reporting unit in the three months ended September 30, 2013. Such amount is included in loss from discontinued operations in our consolidated statements of operations for the year ended December 31, 2013. See Note 20 of the Notes to Consolidated Financial Statements for additional information.

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

Interest Rates

As of December 31, 2013 the outstanding principal balance on our revolving credit facility was $136.0 million with variable rates of interest based generally on London inter-bank offered rate (“LIBOR”) plus a margin of between 2.50% and 3.75% based on a ratio of the Company’s total debt to EBITDA (as defined in the Revolving Credit Facility), or an alternate interest rate equal to the higher of the Federal Funds Rate as published by the Federal Reserve Bank of New York plus 0.50%, the prime commercial lending rate of the administrative agent under the Credit Agreement, and monthly LIBOR plus 1.00%, plus a margin of between 1.50% and 2.75% based on the Company’s total debt to EBITDA (as defined in the Revolving Credit Facility). We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the year ended December 31, 2013 our net interest expense for the twelve months ended December 31, 2013 would have increased by an estimated $1.4 million, respectively.

As of December 31, 2013 the carrying value and the fair value of our 2018 Notes was $400.0 million and $404.0 million, respectively. The fair value of our 2018 Notes is affected, among other things, by changes to market interest rates. Should we decide to retire our 2018 Notes early, a change in interest rates could affect our future repurchase price. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to the fair value of our 2018 Notes assuming various changes in market interest rates. Assuming a hypothetical increase to market interest rates of 1%, we estimate the fair value of our 2018 Notes would decrease by approximately $13.6 million. Assuming a hypothetical decrease to market interest rates of 1%, we estimate the fair value of our 2018 Notes would increase by approximately $14.2 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Item 15. “Exhibits, Financial Statement Schedules” contained in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report has been included on page 68 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter ended December 31, 2013, the Company completed its process of aligning the processes and controls following the acquisition of Thermo Fluids Inc. in April 2012 and Badlands Power Fuels, LLC. in November 2012, into its existing control environment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nuverra Environmental Solutions, Inc.:

We have audited Nuverra Environmental Solutions, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nuverra Environmental Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Nuverra Environmental Solutions, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Nuverra Environmental Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

March 10, 2014

Item 9B.	Other Information

On March 7, 2014, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s corporate governance listing standards as required by Section 303A(12)(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2013, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, regarding the quality of our public disclosures.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders, or “Proxy Statement.”

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 10, 2014.

Nuverra Environmental Solutions, Inc.

By:	/s/ MARK D. JOHNSRUD
Name:	Mark D. Johnsrud
Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark D. Johnsrud and Jay C. Parkinson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. JOHNSRUD Mark D. Johnsrud	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2014

/s/ JAY C. PARKINSON Jay C. Parkinson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2014

/s/ W. CHRISTOPHER CHISHOLM W. Christopher Chisholm	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2014

/s/ RICHARD J. HECKMANN Richard J. Heckmann	Chairman of the Board, Director	March 10, 2014

/s/ LOU L. HOLTZ Lou L. Holtz	Director	March 10, 2014

/s/ DR. ALFRED E. OSBORNE, JR. Dr. Alfred E. Osborne, Jr.	Director	March 10, 2014

Signature	Title	Date

/s/ J. DANFORTH QUAYLE J. Danforth Quayle	Director	March 10, 2014

/s/ ANDREW D. SEIDEL Andrew D. Seidel	Director	March 10, 2014

/s/ EDWARD A. BARKETT Edward A. Barkett	Director	March 10, 2014

/s/ KEVIN L. SPENCE Kevin L. Spence	Director	March 10, 2014

/s/ ROBERT B. SIMONDS, JR. Robert B. Simonds, Jr.	Director	March 10, 2014

INDEX TO FINANCIAL STATEMENTS

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nuverra Environmental Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuverra Environmental Solutions, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuverra Environmental Solutions, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

March 10, 2014

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$8,783	$14,776
Restricted cash	110	3,536
Accounts receivable, net	87,086	103,627
Inventories	3,328	3,772
Prepaid expenses and other receivables	10,457	6,616
Deferred income taxes	30,072	11,684
Other current assets	409	1,556
Current assets held for sale	21,446	20,324

Total current assets	161,691	165,891

Property, plant and equipment, net	498,541	579,022
Equity investments	4,032	8,279
Intangibles, net	149,363	173,876
Goodwill	408,696	415,176
Other assets	21,136	25,510
Long-term assets held for sale	167,304	276,585

Total assets	$1,410,763	$1,644,339

Liabilities and Equity
Accounts payable	$33,229	$23,401
Accrued liabilities	63,431	46,546
Current portion of contingent consideration	13,113	1,568
Current portion of long-term debt	5,464	4,699
Current liabilities of discontinued operations	9,301	10,256

Total current liabilities	124,538	86,470

Deferred income taxes	42,982	88,396
Long-term debt	549,713	561,427
Long-term contingent consideration	2,344	8,863
Financing obligation to acquire non-controlling interest	10,104	9,021
Other long-term liabilities	4,324	1,805
Long-term liabilities of discontinued operations	32,389	40,596

Total liabilities	766,394	796,578

Commitments and contingencies

Preferred stock $0.001 par value, (1,000 shares authorized, no shares issued and outstanding at December 31, 2013 and December 31, 2012)	—	—
Common stock, $0.001 par value (50,000 shares authorized, 27,425 shares issued and 25,994 outstanding at December 31, 2013 and 26,612 shares issued and 25,181 outstanding at December 31,2012)	27	27
Additional paid-in capital	1,341,209	1,318,419
Purchased warrants	—	(6,844)
Treasury stock	(19,503)	(19,503)
Accumulated deficit	(677,364)	(444,338)

Total equity of Nuverra Environmental Solutions, Inc.	644,369	847,761

Total liabilities and equity	$1,410,763	$1,644,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Non-rental revenue	$441,421	$241,230	$144,291
Rental revenue	84,395	15,441	12,546

Total revenue	525,816	256,671	156,837
Cost of revenues	(456,167)	(237,962)	(123,509)

Gross profit	69,649	18,709	33,328

Operating expenses:
General and administrative expenses	86,085	42,742	32,783
Amortization of intangible assets	20,424	7,511	3,868
Impairment of long-lived assets	111,900	6,030	—
Other, net	899	—	2,089

Total operating expenses	219,308	56,283	38,740

Loss from operations	(149,659)	(37,574)	(5,412)
Interest expense, net	(53,703)	(26,607)	(4,243)
Other (expense) income, net	(3,773)	(2,538)	5,770
Loss on extinguishment of debt	—	(2,638)	—

Loss from continuing operations before income taxes	(207,135)	(69,357)	(3,885)
Income tax benefit	73,095	62,760	3,777

Loss from continuing operations	(134,040)	(6,597)	(108)
(Loss) income from discontinued operations, net of income taxes	(98,251)	9,124	(22,898)

Net (loss) income attributable to common stockholders	$(232,291)	$2,527	$(23,006)

Net (loss) income per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(5.47)	$(0.44)	$(0.01)
Basic and diluted (loss) income from discontinued operations	(4.01)	0.61	(2.00)

Net (loss) income per basic and diluted share	$(9.48)	$0.17	$(2.01)

Weighted average shares outstanding used in computing net (loss) income per basic and diluted common share	24,492	14,994	11,457

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net (loss) income attributable to common stockholders	$(232,291)	$2,527	$(23,006)
Add back: income attributable to non-controlling interest	—	—	(1,456)

Net income (loss)	(232,291)	2,527	(24,462)

Other comprehensive loss, net of tax:
Foreign currency translation gain	—	—	21
Reclassification of net loss from sales of available-for sale-securities included in earnings	—	(8)	—
Unrealized loss on available-for-sale securities	—	—	(112)

Total other comprehensive loss, net of tax	—	(8)	(91)

Comprehensive (loss) income, net of tax	$(232,291)	$2,519	$(24,553)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
		Shares	Amount		Shares	Amount	Shares	Amount
Balance at December 31, 2010	$303,077	12,749	$13	$747,301	1,331	$(15,089)	1,133	$(6,844)	$(423,859)	$99	$1,456
Stock-based compensation	2,863	—	—	2,863	—	—	—	—	—	—	—
Issuance of common stock to employees	—	19	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	16,925	271	—	16,925	—	—	—	—	—	—	—
Purchase of common stock	(4,414)	—	—	—	100	(4,414)	—	—	—	—	—
Exercise of warrants	47,912	878	1	47,911	—	—	—	—	—	—	—
Net loss	(24,462)	—	—	—	—	—	—	—	(23,006)	—	(1,456)
Accumulated other comprehensive loss:
Unrealized loss from available for sale securities	(112)	—	—	—	—	—	—	—	—	(112)	—
Foreign currency translation gain	21	—	—	—	—	—	—	—	—	21	—

Balance at December 31, 2011	$341,810	13,917	$14	$815,000	1,431	$(19,503)	1,133	$(6,844)	$(446,865)	$8	$—

Stock-based compensation	3,610	10	—	3,610	—	—	—	—	—	—	—
Issuance of common stock for equity offering	74,448	1,820	2	74,446	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	417,733	10,664	11	417,722	—	—	—	—	—	—	—
Issuance of common stock for contingent consideration	7,770	173	—	7,770	—	—	—	—	—	—	—
Exercise of warrants	32	28		32	—	—	—	—	—	—	—
Shares returned from escrow	(161)	—	—	(161)	—	—	—	—	—	—	—
Net income	2,527	—	—	—	—	—	—	—	2,527	—	—
Accumulated other comprehensive loss:
Unrealized loss from available for sale securities	(8)	—	—	—	—	—	—	—	—	(8)	—

Balance at December 31, 2012	$847,761	26,612	$27	$1,318,419	1,431	$(19,503)	1,133	$(6,844)	$(444,338)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

(In thousands)

	Total	Common Stock			Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
		Shares	Amount			Shares	Amount	Shares	Amount
Stock-based compensation	$3,708	—	$		$3,708
Issuance of common stock to employees	—	15		—	—	—	$—	—	$—	$—	$—	$—
Issuance of common stock for acquisitions	24,286	741		—	24,286	—	—	—	—	—	—	—
Issuance of common stock for contingent consideration	47	1			47	—	—	—	—	—	—
Issuance of common stock for legal settlement	1,621	56		—	1,621	—	—	—	—	—	—	—
Shares returned from escrow	(28)	—		—	(28)	—	—	—	—	—	—
Retirement of purchased warrants	—	—		—	(6,844)	—	—	(1,133)	6,844	—	—	—
Distribution to noncontrolling shareholder	(735)			—	—			—	—	(735)	—	—
Net loss	(232,291)	—		—	—	—	—	—	—	(232,291)	—	—

Balance at December 31, 2013	$644,369	27,425		$27	$1,341,209	1,431	$(19,503)	—	$—	$(677,364)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(232,291)	$2,527	$(23,006)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of income taxes	98,251	(9,124)	22,898
Depreciation	78,812	40,130	21,413
Amortization of intangible assets	20,424	7,511	3,868
Amortization of deferred financing costs	4,492	1,762	—
Amortization of original issue discounts and premiums, net	142	108	—
Stock-based compensation	3,708	3,610	2,401
Loss on disposal of property, plant and equipment	708	1,672	—
Impairment of property, plant and equipment and intangible assets	111,900	6,030	—
Bad debt expense	3,275	6,517	2,206
Change in fair value of contingent consideration	23	(1,004)	(5,777)
Loss on extinguishment of debt	—	2,638
Deferred income taxes	(68,599)	(56,678)	(4,277)
Write-down of cost method investments	4,300	—	—
Other, net	871	839	100
Changes in operating assets and liabilities, net of business acquisitions and purchase price adjustments:
Accounts receivable	15,492	(2,101)	(31,205)
Inventories	444	432	243
Prepaid expenses and other receivables	(2,864)	(1,096)	(4,306)
Accounts payable and accrued liabilities	27,331	22,938	5,584
Other assets and liabilities, net	249	(1,633)	579

Net cash provided by (used in) operating activities from continuing operations	66,668	25,078	(9,279)
Net cash provided by (used in) operating activities from discontinued operations	3,589	5,593	(4,683)

Net cash provided by (used in) operating activities	70,257	30,671	(13,962)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(10,570)	(357,346)	(88,334)
Proceeds from the sale of property, plant and equipment	2,308	7,235	—
Purchases of property, plant and equipment	(46,593)	(43,516)	(150,921)
Proceeds from the sale of available for sale securities	—	5,169	120,062
Purchases of available-for-sale securities	—	—	(34,947)
Proceeds from acquisition-related working capital adjustment	2,067	—	—
Other investing activities	—	(82)	(16)
Proceeds from certificates of deposit	—	—	11,830

Net cash used in investing activities from continuing operations	(52,788)	(388,540)	(142,326)
Net cash used in investing activities from discontinued operations	(4,195)	(4,158)	(5,777)

Net cash used in investing activities	(56,983)	(392,698)	(148,103)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities
Proceeds from revolving credit facility	$98,501	$193,490	$72,799
Payments on revolving credit facility	(109,501)	(186,674)	—
Proceeds from other debt	—	398,980	109,885
Payments on other debt	—	(150,367)	(73,914)
Proceeds from equity offering	—	74,448	—
Payments for deferred financing costs	(855)	(26,170)	(2,764)
Payments on notes payable and capital leases	(5,416)	(4,605)	—
Payments of contingent consideration and other financing activities	(2,602)	(1,058)	1,543
Cash paid to purchase treasury stock	—	—	(4,414)
Cash proceeds from exercise of warrants	—	—	47,912

Net cash (used in) provided by financing activities of continuing operations	(19,873)	298,044	151,047
Net cash used in financing activities of discontinued operations	(400)	—	—

Net cash (used in) provided by financing activities	(20,273)	298,044	151,047

Net decrease in cash and cash equivalents	(6,999)	(63,983)	(11,018)
Cash and cash equivalents at beginning of year	16,211	80,194	91,212

Cash and cash equivalents at end of year	9,212	16,211	80,194
Less: cash and cash equivalents of discontinued operations at year-end	429	1,435	—

Cash and cash equivalents of continuing operations at end of year	$8,783	$14,776	$80,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$(48,175)	$(13,605)	$(2,784)
Cash paid for taxes, net	(554)	(1,759)	(162)
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for business acquisitions	$24,286	$417,733	$16,925
Common stock issued for contingent consideration	47	7,770	—
Common stock issued for legal settlements	1,621	—	—
Purchases of property, plant and equipment under capital leases	5,774	20,771	—
Property, plant and equipment purchases in accounts payable	7,863	4,238	7,890
Restricted cash payable to former sole owner of Power Fuels	110	3,536	—

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business Operations

Description of Business

Nuverra Environmental Solutions, Inc., a Delaware Corporation, together with its subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is an environmental solutions company providing full-cycle environmental solutions to our customers in energy and industrial end-markets. The Company focuses on the delivery, collection, treatment, recycling, and disposal of restricted solids, water, waste water, used motor oil, spent antifreeze, waste fluids and hydrocarbons.

Since the acquisition of Thermo Fluids Inc. (“TFI”) on April 10, 2012, the Company has operated through two business segments: Shale Solutions (formerly referred to as Fluids Management) and Industrial Solutions (formerly referred to as Recycling).

Shale Solutions provides comprehensive environmental solutions for “unconventional” oil and gas exploration and production including the delivery, collection, treatment, recycling, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. Shale Solutions currently operates in select shale areas in the United States including the predominantly oil-rich shale areas consisting of the Bakken, Utica, Eagle Ford, Mississippian Lime and Permian Shale areas and the predominantly gas-rich Haynesville, Marcellus and Barnett Shale areas. Shale Solutions serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment, recycling or disposal of complex water flows, such as flowback and produced brine water, and solids such as drill cuttings, and management of other environmental products in connection with shale oil and gas hydraulic fracturing operations. In addition, Shale Solutions rents equipment to customers, including providing for delivery and pickup.

Industrial Solutions provides route-based environmental services and waste recycling solutions that focus on the collection and recycling of used motor oil (“UMO”) and is the largest seller of reprocessed fuel oil (“RFO”) from recovered UMO in the Western United States. Industrial Solutions also provides environmental services including the recycling of spent anti-freeze and oil filters.

As more fully described in Note 20, during the fourth quarter of 2013, the Company and its board of directors approved and committed to a plan to divest TFI, which comprises its Industrial Solutions business segment. Additionally, in the fourth quarter of 2013, the Company announced a strategic organizational plan to realign its Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Barnett, Eagle Ford, Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational change is ongoing and is expected to be completed during 2014.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-K of the United States Securities and Exchange Commission (the “SEC”). These statements include all normal recurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows.

The business comprising the Company’s Industrial Solutions segment is presented as discontinued operations in the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012 (since its acquisition on April 10, 2012). The business comprising the Company’s former Bottled Water segment is presented as discontinued operations in the Company’s consolidated financial statements for the year ended December 31, 2011. See Note 20 for additional information. Unless stated otherwise, any reference to balance sheet, income statement and cash flow items in these consolidated financial statement notes refers to results from continuing operations.

All dollar amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts, transactions and profits are eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, however actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts in the consolidated statements of financial position, operations and cash flows in order to conform to the current year’s presentation, including recasting our Industrial Solutions business as held-for-sale and discontinued operations. Certain similar line items in the consolidated statements of operations and cash flows have been combined to present a more concise and easier to follow presentation.

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

Restricted Cash

In connection with the Power Fuels merger (Note 3) assets received in exchange for the merger consideration excluded accounts receivable greater than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable by the Company are required to be remitted to the former owner of Power Fuels (Note 18). At December 31, 2013 and 2012, such unremitted collections totaled $0.1 million and $3.5 million, respectively. Such amounts are classified as restricted cash and the corresponding liability due to the former owner is classified as a component of accrued liabilities in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are recognized and carried at original billed and unbilled amounts less allowances for estimated uncollectible amounts and estimates for potential credits. Unbilled accounts receivable result from revenue earned for services rendered where customer billing is still in progress at the balance sheet date. Such amounts totaled approximately $21.2 million at December 31, 2013. Inherent in the assessment of these allowances are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when it determines that they have become uncollectible. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations.

The following table summarizes activity in the allowance for doubtful accounts:

	2013	2012	2011
Beginning balance at January 1,	$6,128	$2,636	$1,232
Bad debt expense	3,275	6,517	2,206
Write-offs, net	(3,875)	(3,025)	(802)

Ending balance at December 31,	$5,528	$6,128	$2,636

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s contingent consideration is adjusted to fair value at the end of each reporting period using a probability-weighted discounted cash flow model. See Note 11 for disclosures on the fair value of the Company’s contingent consideration at December 31, 2013 and 2012.

The Company’s 2018 Notes are carried at cost. Their estimated fair values are based on quoted market prices. The fair value of the Company’s Amended Revolving Credit Facility and other debt obligations including capital leases, secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. See Note 10 for disclosures on the fair value of the Company’s debt instruments at December 31, 2013.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets ranging from three to thirty nine years. The Company’s landfill is depreciated using the units-of-consumption method based on estimated remaining airspace. Leasehold improvements are depreciated over the life of the lease or the life of the asset, whichever is shorter. The range of useful lives for the components of property, plant and equipment are as follows:

Buildings	15-39 years
Building improvements	5-20 years
Pipelines	10-30 years
Disposal wells	3-10 years
Machinery and equipment	3-15 years
Equipment under capital leases	4-6 years
Motor vehicles and trailers	3-11 years
Rental equipment	5-15 years
Office equipment	3-7 years

Expenditures for betterments that increase productivity and/or extend the useful life of an asset are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation of the assets are removed from their respective accounts, and any gains or losses are included in cost of revenues in the consolidated statements of operations. Depreciation expense was $78.8 million, $40.1 million, and $21.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is characterized primarily as a component of cost of revenues in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company has made acquisitions over the years that have resulted in the recognition and accumulation of significant goodwill. The carrying values of goodwill at December 31, 2013 and 2012 were $408.7 million and $415.2 million, respectively (Note 6).

Goodwill is tested for impairment annually at September 30th and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process; however, if, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

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

Due to the existence of a number of potential impairment indicators at June 30, 2013, the Company performed a company-wide impairment review of its long-lived assets and goodwill which it completed during the third quarter of 2013. In connection with the impairment review, the Company recorded a goodwill impairment charge of $98.5 million for its Industrial Solutions reporting unit in the three months ended September 30, 2013 (Note 7). Such amount is included in loss from discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2013 (Note 20).

Debt Issuance Costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. The unamortized balance of deferred financing costs was $20.8 million and $24.4 million at December 31, 2013 and 2012, respectively, and is included in other long-term assets in the consolidated balance sheets. Upon the prepayment of related debt, the Company accelerates the recognition of the unamortized cost, which is characterized as loss on extinguishment of debt in the consolidated statements of operations. During the year ended December 31, 2012 the Company wrote-off the unamortized balance of issuance costs related to its Old Credit Facility in connection with the repayment of the Old Credit Facility and the issuance of the New Credit Facility (Note 10).

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

Due to the existence of a number of potential impairment indicators at June 30, 2013, the Company performed a company-wide impairment review of its long-lived assets and goodwill which it completed during the third quarter of 2013. The Company recorded long-lived asset impairment charges of $111.9 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively (Note 7).

Asset Retirement Obligations

The Company records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to interest expense (Note 15). In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight line basis for disposal wells and using a units-of-consumption basis for landfill costs over the assets’ respective useful lives.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification 605 (ASC 605 “Revenue Recognition”) and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. Revenues are generated upon the performance of contracted services under formal and informal contracts with direct customers.

The Company’s Shale Solutions segment derives a significant portion of its revenue from the transportation of fresh and saltwater by Company-owned trucks or through temporary or permanent water transport pipelines to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Revenue also includes fees charged for disposal of oilfield wastes in the Company’s landfill, disposal of fluids in the Company’s disposal wells and from the rental of tanks and other equipment. Certain customers are under contract with the Company to utilize its saltwater pipeline and have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed of or at hourly rates for transportation services, depending on the customer contract. Rates for other services are based on negotiated rates with the Company’s customers and revenue is recognized when the services have been performed.

The Company’s discontinued Industrial Solutions segment derives the majority of its revenue from the sale of used motor oil and antifreeze after it is refined by one of its processing facilities. Revenue is recognized upon shipment or delivery, dependent on contracted terms, of salable fuel oil or upon recovery service provided in the receipt of waste oil and antifreeze per specific customer contract terms. Transportation costs charged to customers are included in revenue.

The Company presents its revenues net of any sales taxes collected by the Company from its customers that are required to be remitted to governmental taxing authorities.

Cost of Revenues

Cost of revenues consists primarily of wages and benefits for employees performing operational activities; fuel expense associated with transportation and logistics activities; costs to repair and maintain transportation and rental equipment and disposal wells and; depreciation of operating assets included in property, plant and equipment (including rental assets).

Concentration of Customer Risk

Three of the Company’s customers comprised 40% and 39% of the Company’s consolidated revenues for the years ended December 31, 2013 and 2012, respectively, and 31% and 34% of the Company’s consolidated accounts receivable at December 31, 2013 and 2012, respectively, consisted of amounts due from three customers. One of the Company’s customers comprised 25% of the Company’s consolidated revenues and 29% of the Company’s consolidated accounts receivable for the year ended December 31, 2011.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including temporary differences related to assets acquired in business combinations (see Note 3). Deferred tax assets are also recognized for net operating loss, capital loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which realization of the related benefits is not more likely than not.

The Company measures and records tax contingency accruals in accordance with GAAP which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold may be recognized or continue to be recognized. A tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Reverse Stock Split

On December 3, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a one-for-ten reverse split of its common stock and its common stock began trading on the New York Stock Exchange (“NYSE”) on a split-adjusted basis on the same date. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of authorized, issued and outstanding shares of its common stock was reduced to approximately 50.0 million, 27.4 million and 26.0 million, respectively, at December 31, 2013. Furthermore, proportional adjustments were made to stock options, warrants, and restricted stock units. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the consolidated financial statements and accompanying notes.

Share-Based Compensation

Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock vest over a two or three year service period from the date of grant. The grant date fair value of the award is recognized to expense on a straight-line basis over the service period for the entire award, that is, over the requisite service period of the last separately vesting portion of the award. As of December 31, 2013 there was approximately $2.5 million of unrecognized compensation cost related to unvested stock options, which are expected to vest over a weighted average period of approximately of 0.8 years. As of December 31, 2013 there was approximately $1.6 million of unrecognized compensation cost related to unvested shares of restricted stock, which are expected to vest over a weighted average period of approximately 1.3 years. As of December 31, 2013 there was approximately $1.4 million of unrecognized compensation cost related to unvested restricted stock units. See Note 13 for additional information.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012, which for the Company is the reporting period starting January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements. As permitted under ASU 2013-02, the Company has elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements. There were no reclassification adjustments from any components of accumulated other comprehensive income during the year ended December 31, 2013. There was a less than $0.1 million reclassification adjustment out of the unrealized losses from available-for-sale securities component of accumulated other comprehensive income during the year ended December 31, 2012.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification subtopic 350-30, General Intangibles other than Goodwill. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for the Company were the annual and interim periods starting January 1, 2013. As of December 31, 2013 and 2012, the Company did not have any intangible assets with indefinite lives.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the Company were the annual and interim periods starting January 1, 2012. During the second quarter of 2013, the Company experienced a number of potential impairment indicators. As a result of these impairment indicators, the Company performed a company-wide impairment review of its long-lived assets and goodwill which it completed during the third quarter of 2013. In connection with the impairment review, the Company recorded a goodwill impairment charge of $98.5 million for its Industrial Solutions reporting unit in the three months ended September 30, 2013 (Note 7). Such amount is included in loss from discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2013 (Note 20).

(3) Acquisitions

2013 Acquisitions

During the year ended December 31, 2013, the Company completed three acquisitions in its Shale Solutions business, including two in the Marcellus/Utica Shale and one in the Bakken Shale. In the Bakken Shale, in July 2013, the Company acquired Ideal Oilfield Disposal, LLC (“Ideal”), a greenfield oilfield waste disposal landfill site located in North Dakota. Total consideration was $24.6 million including stock valued at $6.7 million, cash of $9.8 million, and contingent consideration of approximately $8.1 million. The acquisition included land, certain land improvements and a disposal permit. See Note 11 for additional information regarding the contingent consideration related to Ideal. The Company has also agreed to pay the former owners of Ideal certain additional amounts based on future revenues of the landfill, which was determined to be appropriately expensed as revenue is incurred. Such amounts totaled $0.2 million in the year ended December 31, 2013.

The aggregate purchase price of the 2013 acquired businesses was approximately $42.9 million consisting of approximately 0.7 million shares of the Company’s common stock with an estimated fair value of approximately $24.3 million, cash consideration of approximately $10.5 million and contingent consideration of approximately $8.1 million. The results of operations of the three acquisitions were not material to our consolidated results of operations during the year ended December 31, 2013.

The final allocations of the combined aggregate purchase prices of the three acquisitions are summarized as follows:

Accounts receivable	$753
Other current assets	13
Property, plant and equipment, including landfill of $24.0 million	41,942
Customer relationships	400
Goodwill	341
Accounts payable and accrued liabilities	(189)
Other long-term liabilities	(302)

Total	$42,958

The goodwill relates to the pool of customer-qualified drivers acquired in connection with one of the Marcellus/Utica acquisitions.

2012 Acquisitions

The Company has included the information below regarding acquisitions completed in the year ended December 31, 2012. The Company’s acquisition of TFI and a subsequent small acquisition by TFI during 2012 is presented as discontinued operations (Note 20).

Power Fuels Merger

On November 30, 2012, the Company completed a merger (the “Power Fuels Merger”) with Badlands Power Fuels, LLC (collectively with its subsidiaries, “Power Fuels”) of which the Company’s Chief Executive Officer and Vice Chairman, Mark D. Johnsrud, was the sole member. Prior to the merger, Power Fuels was a privately-held North Dakota-based environmental solutions company providing delivery and disposal of environmental products, fluids transportation and handling, water sales, and equipment rental services for unconventional oil and gas exploration and production customers. As a result of the Power Fuels Merger on November 30, 2012, Power Fuels and its subsidiaries became wholly-owned subsidiaries of the Company.

The aggregate purchase price was approximately $498.8 million (net of settlement of the working capital adjustment of $2.1 million) and was comprised of the following:

•

9.5 million unregistered shares of the Company’s common stock, with a fair value of approximately $371.5 million, of which 1.0 million shares were placed into escrow for up to three years to pay certain potential indemnity claims; and

•	$127.3 million in cash including adjustments for targeted versus actual debt and working capital.

The Power Fuels Merger has been accounted for as a business combination under the acquisition method of accounting. During the year ended December 31, 2013, the Company amended its original purchase price allocation to reflect settlement of the working capital adjustment and finalized appraisals and assessments of the tangible and intangible assets acquired and liabilities assumed, including related tax effects. Such adjustments resulted in a decrease in recorded goodwill of $8.7 million, primarily due to an increase in the final values assigned to property, plant and equipment and the settlement of the working capital adjustment.

The final allocation of the purchase price is summarized as follows:

Cash	$2,111
Accounts receivable	57,484
Inventory	3,443
Other assets	3,271
Property, plant and equipment	287,818
Customer relationships	145,000
Goodwill	304,031
Accounts payable and accrued liabilities	(24,291)
Debt	(150,367)
Deferred income tax liabilities, net	(129,711)

Total	$498,789

The purchase price allocation requires subjective estimates that, if incorrect, could be material to the Company’s consolidated financial statements including the amount of depreciation and amortization expense. The most important estimates for measurement of tangible fixed assets are (a) the cost to replace the asset with a new asset and (b) the economic useful life of the asset after giving effect to its age, quality and condition. The most important estimates for measurement of intangible assets are (a) discount rates and (b) timing and amount of cash flows including estimates regarding customer renewals and cancellations. The goodwill recognized was attributable to the premium associated with the immediate entry into the Bakken Shale area where Power Fuels had an established workforce and operations.

Other 2012 Acquisitions

During the year ended December 31, 2012, the Company completed three other acquisitions in its Shale Solutions business (one in each of the first, second and third quarters of 2012). The aggregate purchase price of the acquired businesses was approximately $36.1 million consisting of 0.8 million shares of the Company’s common stock with an estimated fair value of approximately $30.5 million, cash consideration of approximately $0.4 million and approximately $5.2 million of contingent consideration.

In conjunction with the acquisition completed in Shale Solutions in the third quarter of 2012, the Company acquired a 51% interest in Appalachian Water Services, LLC (“AWS”) which owns and operates a water treatment and recycling facility in southwestern Pennsylvania, and has a call option to buy the remaining 49% at a fixed price at a stated future date, and the noncontrolling interest holder has a put option to sell the remaining 49% percent to the Company under those same terms. As such, the fixed price of the call option is equal to the fixed price of the put option. In accordance with ASC 480, “Distinguishing Liabilities from Equity” , the option contracts are viewed on a combined basis with the noncontrolling interest and accounted for as the Company’s financing of the purchase of the noncontrolling interest. Accordingly, $10.1 and $9.0 million, representing the present value of the option, was classified as other long-term obligations in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012, respectively, with the financing accreted, as interest expense, to the strike price of the option over the period until settlement.

The allocations of the combined aggregate purchase prices at the respective 2012 acquisition dates are summarized as follows (in thousands):

Accounts receivable	$2,653
Equipment	21,108
Customer relationships	9,270
Goodwill	12,452
Other long-term obligations	(8,768)
Other liabilities	(613)

Total	$36,102

Pro forma Financial Information Reflecting 2012-2013 Acquisitions

The following unaudited pro forma results of operations for the years ended December 31, 2013 and 2012, respectively, assume that all of the 2012 and 2013 acquisitions, excluding the acquisition of TFI which is presented as discontinued operations, were completed at the beginning of the periods presented. The pro forma results include adjustments to reflect additional amortization of intangibles and depreciation of assets associated with the acquired and merged businesses and additional interest expense for debt issued to consummate these transactions:

	Year Ended December 31,
	2013	2012	2011*
Revenue	$529,398	$622,853	$454,164
Net (loss) income	$(133,693)	$26,515	$22,529
Net (loss) income per share:
Basic	$(5.43)	$1.11	$1.09
Diluted	$(5.43)	$1.00	$1.02

*	The 2011 pro forma financial information above includes the 2012 and 2011 acquisitions as if they had occurred as of January 1, 2011.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4) Earnings Per Share

As further described in Note 2, the Company effected a one-for-ten split of its common stock on December 3, 2013. As a result of the reverse stock split, the change in the number of shares has been applied retroactively to all shares and per share amounts presented in our consolidated financial statements and accompanying notes for the years ended December 31, 2013, 2012 and 2011.

Basic and diluted loss per common share from continuing operations, income (loss) per common share from discontinued operations and net income (loss) per common share have been computed using the weighted average number of shares of common stock outstanding during the period. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercise of outstanding warrants, restricted stock and stock options, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise prices of the stock warrants.

Pursuant to Accounting Standards Codification 260-10-45-18, an entity that reports a discontinued operation in a period shall use income (loss) from continuing operations, adjusted for preferred dividends, as the control number in determining whether potential common equivalent shares are dilutive or antidilutive. That is, the same number of potential common equivalent shares used in computing the diluted per-share amount for income (loss) from continuing operations shall be used in computing all other reported diluted per-share amounts even if those amounts would be antidilutive to their respective basic per-share amounts. For the years ended December 31, 2013, 2012, and 2011, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted EPS from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the years ended December 31, 2013, 2012, and 2011, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from income (loss) from discontinued operations or diluted EPS from net income (loss) per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods based on the guidance referenced above.

For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of December 31, 2013, 2012, and 2011, respectively, excluded from the computation of basic EPS are approximately 1.0 million, 1.3 million, and 0.1 million, respectively of contingently returnable shares that are subject to sellers’ indemnification obligations and were being held in escrow as of such dates.

The following table presents the calculation of basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Loss from continuing operations	$(134,040)	$(6,597)	$(108)
Income (loss) from discontinued operations	(98,251)	9,124	(22,898)

Net income (loss) attributable to common stockholders	$(232,291)	$2,527	$(23,006)

Denominator:
Weighted average shares—basic	24,492	14,994	11,457
Common stock equivalents	—	—	—

Weighted average shares—diluted	24,492	14,994	11,457

Loss per common share from continuing operations—basic and diluted	$(5.47)	$(0.44)	$(0.01)

Income (loss) per common share from discontinued operations—basic and diluted	$(4.01)	$0.61	$(2.00)

Total income (loss) per common share—basic and diluted	$(9.48)	$0.17	$(2.01)

Antidilutive stock-based awards and warrants excluded	272	1,166	3,596

(a)	All per-share amounts and shares outstanding for all periods reflect the Company’s one-for-ten reverse stock split, which was effective December 3, 2013.
(b)	For the years ended December 31, 2013, 2012 and 2011 no common equivalent shares were included in the computation of diluted EPS because the inclusion of such shares would be antidilutive based on reported losses.
(c)	Antidilutive common stock equivalents include contingently issuable shares and a call option in connection with business acquisitions, litigation and stock-based awards. The decrease in antidilutive shares in 2012 is due primarily to the expiration of certain warrants in November 2011.

(5) Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	December 31,
	2013	2012
Land	$10,640	$8,469
Buildings and improvements	40,465	32,699
Pipelines	74,817	76,667
Disposal wells	71,860	79,344
Landfill	27,828	—
Machinery and equipment	39,011	94,982
Equipment under capital leases	18,475	20,771
Motor vehicles and trailers	159,992	148,555
Rental equipment	167,912	137,084
Office equipment	4,976	4,214

	615,976	602,785
Less accumulated depreciation	(137,318)	(61,242)
Construction in process	19,883	37,479

Property, plant and equipment, net	$498,541	$579,022

During the year ended December 31, 2013, the Company recorded impairment of property, plant and equipment of $107.4 million (Note 7). Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $78.8 million, $40.1 million and $21.4 million, respectively.

(6) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2011	$90,008
Additions—Power Fuels merger	312,715
Additions—Other acquisitions	12,453

Balance at December 31, 2012	415,176
Additions—2013 acquisitions	341
Acquisition adjustments, net	(6,821)

Balance at December 31, 2013	$408,696

During 2013, the Company recorded net adjustments to goodwill for the settlement of the working capital adjustment for Power Fuels and the finalization of tangible asset valuations for Power Fuels.

Intangible Assets

Intangible assets consist of the following:

	December 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life
Customer relationships	$163,106	$(28,127)	$134,979	13.6	$166,426	$(8,945)	$157,481	14.3
Disposal permits	1,819	(682)	1,137	7.2	2,588	(472)	2,116	8.2
Customer contracts	17,352	(4,105)	13,247	13.0	17,352	(3,073)	14,279	14.0

	$182,277	$(32,914)	$149,363	13.4	$186,366	$(12,490)	$173,876	14.2

The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. During the years ended December 31, 2013 and 2012, the Company recorded impairment charges of $4.5 million and $2.4 million, respectively, for the write-down of certain intangible assets (Note 7).

Amortization expense was $20.4 million, $7.5 million and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, future amortization expense of intangible assets is estimated to be:

2014	$16,681
2015	15,643
2016	13,930
2017	13,310
2018	12,889
Thereafter	76,910

Total	$149,363

(7) Impairment of Long-Lived Assets and Goodwill

Due to the existence of a number of potential impairment indicators at June 30, 2013, the Company performed a company-wide impairment review of its long-lived assets and goodwill, which it completed during the three months ended September 30, 2013. Indicators of impairment, which triggered the need for such review, included adverse changes in the business climate in certain shale basins including persistently low natural gas prices and shifts in customer end markets and resulting higher logistics costs in the Company’s Industrial Solutions operating segment, combined with lower-than-expected financial results. Additionally, the market value of the equity of the Company traded for a period of time at a value that was less than the book value of the equity of the Company. In its Shale Solutions operating segment, long-lived assets were grouped at the shale basin level for purposes of assessing their recoverability. Except for AWS and the Company’s pipelines, the Company concluded the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For those asset groups with carrying values that exceed their undiscounted future cash flows, the Company recognized an impairment charge for the amount by which the carrying values of the asset group exceeded their respective fair values. Long-lived asset impairment was $111.9 million for the year ended December 31, 2013. The impairment charge recognized during 2013 consists of write-downs to the carrying values of the Company’s freshwater pipeline in the Haynesville Share basin of $27.0 million and certain other long-lived assets including customer relationship and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett Shale basins.

Impairment charges recorded for the year ended December 31, 2013 and 2012 related to continuing operations consist of the following:

	2013	2012
Impairment of property, plant and equipment	$107,413	$3,658
Impairment of intangible assets	4,487	2,372

Total impairment	$111,900	$6,030

During the year ended December 31, 2012, the Company recognized a $3.7 million impairment charge on three saltwater disposal wells primarily in the Haynesville shale area after the wells developed technical problems which required the Company to suspend their use. During the year ended December 31, 2012, the Company also recognized a $2.4 million impairment charge related to the write-down of a customer relationship intangible associated with a portion of a prior business acquisition.

The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the quarter ended September 30, 2013, the Company performed step one of the goodwill impairment test for each of its four reporting units: the Shale Solutions reporting unit, the Industrial Solutions reporting unit, the Pipeline reporting unit and the AWS reporting unit. To measure the fair value of each reporting unit, the Company used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review the Company concluded the fair values of the Shale Solutions, Pipeline and AWS reporting units exceeded their respective carrying amounts and accordingly, the second step of the impairment test was not necessary for these reporting units. Conversely, the Company concluded the fair value of the Industrial Solutions reporting unit was less than its carrying value thereby requiring the Company to proceed to the second step of the two-step goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. After allocating the fair value of Industrial Solutions to the assets and liabilities of the reporting unit, the Company concluded the carrying value of reporting unit goodwill exceeded its implied fair value. Accordingly, the Company recognized a goodwill impairment charge of $98.5 million in 2013 which is recorded within loss from discontinued operations in the accompanying Consolidated Statement of Operations (Note 20).

The Company has $408.7 million in goodwill as of December 31, 2013 related to its Shale Solutions reportable segment, which has been allocated to its Shale Solutions, Pipeline and AWS reporting units. As described in the preceding paragraphs, the results of the Company’s impairment test during the third quarter of 2013, which we updated through September 30, 2013 (our annual testing date), indicated that the goodwill relating to these reporting units was not impaired at June 30, 2013 and September 30, 2013, since the estimated fair values of all reporting units exceeded their carrying values. With respect to the Pipeline and AWS reporting units, the estimated fair values of the reporting units exceeded their carrying values by a substantial amount. However, while no impairment was indicated as a result of our analysis and testing at June 30, 2013, September 30, 2013 or from our subsequent review at December 31, 2013, we determined that the Company’s Shale Solutions reporting unit, with goodwill of $390.7 million, had an estimated fair value that exceeded its carrying value by less than 3.5 percent.

The fair values of each of the reporting units as well as the related assets and liabilities utilized to assess the 2013 impairment were measured using Level 2 and Level 3 inputs as described in Note 11. The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, these assumptions are subject to uncertainty and relatively small declines in the future performance or cash flows of the Shale Solutions reporting unit or small changes in other key assumptions may result in the recognition of impairment charges, which could be significant. The Company believes the most significant assumption used in its analysis is the expected improvement in the margins and overall profitability of its reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, a hypothetical decline of greater than 65 basis points in the operating margin in its Shale Solutions reporting unit would result in an estimated carrying value in excess of its fair value, requiring the Company to proceed to the second step of the goodwill impairment test. Additionally, the Company may not meet its revenue growth targets, working capital needs and capital expenditures may be higher than forecast, changes in credit or equity markets may result in changes to the Company’s cost of capital and discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. One or more of these factors, among others, could result in additional impairment charges.

In evaluating the reasonableness of the Company’s fair value estimates, the Company considers (among other factors) the relationship between its book value, the market price of its common stock and the fair value of its reporting units. At December 31, 2013, the closing market price of the Company’s common stock was $16.79 per share compared to its book value per share of $24.79 as of such date. The Company’s assessment assumes this relationship is temporary; however, if the Company’s book value per share continues to exceed its market price per share for an extended period of time, this would likely indicate the occurrence of events or changes that could cause the Company to revise its fair value estimates and perform a step-two goodwill impairment analysis. While the Company believes that its estimates of fair value are reasonable, the Company will continue to monitor and evaluate this relationship in 2014.

In the fourth quarter of 2013, the Company announced a plan to realign its Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Barnett, Eagle Ford and Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in 2014. In connection with these planned organizational changes, the Company is evaluating whether the new operating divisions constitute separate operating segments and if so, whether two or more of them can be aggregated into one or more reportable segments. As the organizational realignment progresses, the Company will continue to evaluate its potential impact on its reporting units, which is a level of reporting at which goodwill is tested for impairment. To the extent the Company concludes the composition of its reporting units has changed, the Company will be required to allocate goodwill on a relative fair value basis to the new reporting units and test the newly-allocated goodwill for impairment should triggering events occur. The Company may be required to record impairment of its goodwill and other intangible assets as a result of this reallocation.

(8) Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2013	2012
Accrued payroll and benefits	$9,380	$6,434
Accrued insurance	2,881	3,548
Accrued legal and environmental	33,707	8,537
Accrued taxes	1,239	1,497
Accrued interest	8,294	8,991
Amounts payable to related party (Note 18)	110	3,536
Accrued operating costs and other	7,820	14,003

Total accrued liabilities	$63,431	$46,546

Accrued legal and environmental at December 31, 2013 includes $27.0 million in connection with the pending settlement of the 2010 Class Action litigation. Of such amount, $13.5 million is expected to be settled through the issuance of the Company’s common stock upon final approval of the settlement by the court (Note 16).

(9) Restructuring and Exit Costs

In June 2013, the Company initiated a plan to restructure its business in certain shale basins and reduce costs. In doing so, the Company recorded a charge of approximately $1.4 million for the year ended December 31, 2013 which is included in other operating expenses in the accompanying consolidated statements of operations. Approximately $0.5 million of the total charge was recorded in the Shale Solutions operating segment while the remainder was recognized at the corporate level. The total remaining liability expected to be incurred in connection with the shale basin restructuring activities is approximately $0.6 million and is included as accrued liabilities in the consolidated balance sheets as of December 31, 2013. A reconciliation of the beginning and ending liability balances associated with the restructuring and exit activities during the year ended December 31, 2013 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Restructuring and exit costs accrued at December 31, 2012	$—	$—	$—	$—
Restructuring and exit-related costs	944	211	298	1,453
Cash payments	(557)	(83)	(115)	(755)
Adjustments	(80)	—	—	(80)

Restructuring and exit costs accrued at December 31, 2013	$307	$128	$183	$618

(a)	Employee termination costs consist primarily of severance and related costs.
(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.
(c)	Other exit costs include costs related to the movement of vehicles and equipment in connection with the significant curtailment of activity in the Tuscaloosa Marine Shale area.

(10) Debt

Debt consists of the following at:

			December 31, 2013		December 31, 2012
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Debt	Debt
Amended Revolving Credit Facility (a)	4.61%	Nov. 2017	$6,115	$135,990	$146,990
2018 Notes (b)	9.875%	Apr. 2018	14,691	400,000	400,000
Vehicle Financings (c)	3.30%	Various	—	19,956	20,047

Total debt			$20,806	555,946	567,037

Original issue discount (d)				(1,084)	(1,277)
Original issue premium (d)				315	366

Total debt, net				555,177	566,126
Less: current portion				(5,464)	(4,699)

Total long-term debt				$549,713	$561,427

(a)	The interest rate presented represents the interest rate on the $325.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) at December 31, 2013.

(b)	The interest rate presented represents the coupon rate on the Company’s outstanding $400 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”), excluding the effect of deferred financing costs, original issue discounts and original issue premiums. Including the effect of these items, the effective interest rate on the 2018 Notes is approximately 11.0%.
(c)	Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.30%, which mature in varying installments between 2014 and 2017. Installment notes payable and capital lease obligations were $1.1 million and $18.8 million, respectively, at December 31, 2013 and $2.1 million and $17.9 million, respectively, at December 31, 2012.
(d)	The issuance discount represents the unamortized difference between the $250.0 million aggregate principal amount of the 2018 Notes issued in April 2012 and the proceeds received upon issuance (excluding interest and fees). The issuance premium represents the unamortized difference between the proceeds received in connection with the November 2012 issuance of the 2018 Notes (excluding interest and fees) and the $150.0 million aggregate principal amount thereunder.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2014	$5,437
2015	4,940
2016	4,277
2017	140,090
2018	401,202
Thereafter	—

Total	$555,946

As of December 31, 2013 the estimated fair value of the Company’s debt was as follows:

Fair Value
Revolving Credit Facility	$135,990
2018 Notes	404,000
Vehicle Financings	19,956

Total	$559,946

The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of December 31, 2013. The Company’s Revolving Credit Facility and other debt obligations, including capital leases, bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

On April 10, 2012, the Company completed a private placement offering of $250.0 million aggregate principal amount of 9.875% senior unsecured notes due April 2018 (the “Notes”). Net proceeds from the issuance of the Notes, after deducting underwriters’ fees and offering expenses, totaled $240.8 million and were used to repay the outstanding principal balances of the Company’s old credit facility and to partially finance the acquisition of TFI. In connection with the repayment of the old credit facility, the Company wrote-off approximately $2.6 million of unamortized deferred financing costs, which is characterized as loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2012.

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

In addition, at any time on or prior to April 15, 2015, the Company may on any one or more occasions redeem up to 35% of the original aggregate principal amount of the 2018 Notes, with funds in an equal aggregate amount up to the aggregate proceeds of certain equity offerings of the Company, at a redemption price of 109.875%. The indentures governing the 2018 Notes also contain restrictive covenants that, among other things, limit the Company’s ability to transfer or sell assets; pay dividends or make certain distributions, buy subordinated indebtedness or securities, make certain investments or make other restricted payments; incur or guarantee additional indebtedness or issue preferred stock; create or incur liens securing indebtedness; incur dividend or other payment restrictions affecting subsidiary guarantors; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; engage in business other than a business that is the same or similar, reasonably related, complementary or incidental to our current business and/or that of our subsidiaries; and make certain acquisitions or investments. The Company was compliant with these covenants at December 31, 2013.

Concurrent with the April 10, 2012 repayment and termination of its previous credit facility, the Company entered into a new $150.0 million senior revolving credit agreement (the “Revolving Credit Facility”) with Wells Fargo Bank as Administrative Agent and the lenders party thereto. The Revolving Credit Facility contained an uncommitted “accordion” feature, which allowed the Company to increase borrowings by up to an additional $100.0 million. On November 30, 2012, the Company amended this senior revolving credit agreement (the “Amended Revolving Credit Facility”) to increase the commitment from $150.0 million to $325.0 million and extend the maturity from April 10, 2017 to November 30, 2017. Together with the $100.0 million uncommitted “accordion” feature under the agreement (which was not affected by the amendment), the Amended Revolving Credit Facility provided for total maximum potential borrowings of $425.0 million. Interest on the Amended Revolving Credit Facility accrued based generally on London inter-bank offered rate (“LIBOR”) plus a margin of between 2.50% and 3.75% based on a ratio of the Company’s total debt to EBITDA, or an alternate interest rate equal to the higher of the Federal Funds Rate as published by the Federal Reserve Bank of New York plus 1/2 of 1.00%, the prime commercial lending rate of the administrative agent under the Credit Agreement, and monthly LIBOR plus 1.00%, plus a margin of between 1.50% and 2.75% based on the Company’s total debt to EBITDA. As of December 31, 2012, the Company had $177.0 million available for borrowing under the Amended Revolving Credit Facility. A portion of the Amended Revolving Credit Facility was available for the issuance of letters of credit up to $20.0 million in the aggregate and swingline loans, which are three day loans that can be drawn on the same day as requested for an amount not to exceed $30.0 million. The Company was required to pay fees on the unused commitments of the lenders under the Amended Revolving Credit Facility, a letter of credit fee on the outstanding stated amount of letters of credit plus facing fees for the letter of credit issuing banks and any other customary fees.

In September 2013, the Company executed an amendment to the an Amended Revolving Credit Facility (the “Amendment”) to increase the permissible maximum total debt leverage ratio for the periods ending September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. The pricing of the Amended Revolving Credit Facility was unchanged by the Amendment. In connection with the Amendment, the Company incurred lender and third party fees of approximately $0.6 million.

In February 2014, the Company entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced its Amended

Revolving Credit Facility. Initially, the ABL Facility provides a maximum credit amount of $200.0 million, which can be increased to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. The ABL Facility will be used to support ongoing working capital needs and other general corporate purposes, including growth initiatives and the potential repurchase of a portion of the Company’s currently outstanding 2018 Notes. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of the Company’s assets.

The terms of the ABL Facility limit the amount the Company can borrow to the lesser of (a) $200.0 million or (b) 85% of the amount of the Company’s eligible accounts receivable plus the lower of (i) 95% of the net book value of the Company’s eligible rental equipment, tractors and trailers, and (ii) 85% times the appraised net orderly liquidation value of the Company’s eligible rental equipment, tractors and trailers, less any customary reserves. The borrowing base is evaluated monthly. The full $200.00 million facility is available to the Company based on the borrowing base as of the closing date and subsequent levels of eligible receivables and equipment continue to support $200.0 million of availability under the facility. The ABL Facility includes a letter of credit sub-limit of $10.0 million and a swingline facility sub-limit equal to 10% of the total facility size for more immediate cash needs.

Interest will accrue on outstanding loans under the ABL Facility at a floating rate based on, at the Company’s election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo or (b) the Federal Funds rate plus  1/2% or (c) the one month LIBOR plus one percent plus an applicable margin percentage of 0.75% to 1.50% or (ii) the LIBOR rate plus the applicable margin of 1.75% to 2.50%. The Company is also required to pay fees on the unused commitments of the lenders under the ABL Facility, fees for outstanding letters of credit and other customary fees.

Covenants under the Amended Revolving Credit Facility, as described in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, were effectively extinguished as of December 31, 2013 by the ABL Facility, and as a result any failure of the Company to comply with the covenants under the Amended Revolving Credit Facility as of December 31, 2013 would have had no effect. The ABL Facility contains certain financial covenants that require the Company to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (as defined), and is limited to 3.0 to 1.0. The Company’s $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies at such time the total amount drawn under the credit facility exceeds 87.5 percent of the total facility amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0.

Costs associated with the ABL Facility totaling approximately $3.5 million will be capitalized as deferred financing costs in the three months ending March 31, 2014, and the Company expects to write-off unamortized deferred financing costs associated with its Amended Revolving Credit Facility of approximately $3.0 million in the same period.

(11) Fair Value

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value are as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets-cost method investments	$3,382			$3,382

Liabilities:
Contingent consideration	15,457			15,457
Obligation for AWS call/put option	10,104			10,104

December 31, 2012
Assets-cost method investments	$7,682			$7,682

Liabilities:
Contingent consideration	10,431			10,431
Obligation for AWS call/put option	9,021			9,021

Contingent Consideration

The Company and its subsidiaries are liable for certain contingent consideration payments in connection with various acquisitions, as described below. The fair value of the contingent consideration obligations was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as current portion of contingent consideration and long-term contingent consideration in the Company’s consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as other income (expense), net in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

Changes to contingent consideration obligations during the years ended December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Balance at beginning of period	$10,431	$13,597
Additions related to acquisitions	8,141	5,445
Accretion	293	1,365
Cash payments	(1,884)	(1,000)
Issuances of stock	(47)	(6,000)
Changes in fair value of contingent consideration, net	(1,477)	(2,976)

Balance at end of period	15,457	10,431
Less: current portion	(13,113)	(1,568)

Total long-term contingent consideration	$2,344	$8,863

Acquisitions with remaining contingent consideration obligations are as follows:

Appalachian Water Services, LLC—The seller of the membership interests in Appalachian Water Services, LLC (“AWS”) is entitled to receive additional consideration equal to $1.5 million, payable entirely in shares of the Company’s common stock, in the event that EBITDA, as defined in the membership interest purchase agreement, for any consecutive twelve months from September 1, 2012 to and ending on August 31, 2014, is equal to or greater than $4.0 million.

Keystone Vacuum, Inc.—In addition to the initial purchase price, the Company is obligated to make additional payments to the sellers of Keystone Vacuum, Inc. (“KVI”), which the Company acquired on February 3, 2012, for each of the fiscal years ended January 31, 2013 through 2016, in which KVI’s adjusted EBITDA (as defined) is greater than applicable adjusted EBITDA targets. Any additional amounts payable are payable in shares of the Company’s common stock or cash at the Company’s discretion and any such additional payments are capped at an aggregate value of $7.5 million. During July 2013, the Company issued less than 0.1 million shares of our common stock and made a cash payment of approximately $0.9 million in satisfaction of contingent consideration obligation for the contract period ended January 31, 2013.

Complete Vacuum and Rentals, Inc.—In addition to the initial purchase price, the Company is obligated to make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVRI”), which the Company acquired on November 30, 2010. Under the terms of a February 2014 settlement agreement and release, which resolved certain previous disputes regarding additional consideration due by the Company and indemnification obligations of the former shareholders of CVRI, the Company agreed to issue shares to the former shareholders of CVRI with a value totaling $4.0 million. Additionally, the Company may issue additional shares with a value of up to $2.0 million based on the Company’s financial performance in 2014 and 2015, as defined.

Ideal Oilfield Disposal, LLC—In addition to the initial purchase price, the Company is obligated to pay the former owners of Ideal up to a maximum amount of $8.5 million upon the issuance of a second special waste disposal permit issued to expand its current landfill, depending on permitted capacity. The additional amount is payable in cash or in shares of the Company’s common stock at the Company’s discretion and is due at such time the former owners deliver to the Company all permits, certificates and other documents necessary to operate the portion of the landfill associated with the additional capacity. The Company has also agreed to pay the former owners of Ideal certain additional amounts based on future revenues of the landfill, which was determined to be appropriately expensed as revenue is incurred.

Financing Obligation to Acquire Non-Controlling Interest:

The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in AWS from the noncontrolling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The noncontrolling interest holder has a put option to sell the remaining 49% to the Company under the same terms. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the instrument is accounted for as a financing of the Company’s purchase of the minority interest. Changes to the financing obligation to acquire the non-controlling interest during the year ended December 31, 2013 were as follows:

Balance at December 31, 2012	$9,021
Accretion	1,083

Balance at December 31, 2013	$10,104

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required, by GAAP, to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charges (Note 7). In connection with its 2013 impairment review of long-lived assets described in Note 7, the Company measured the fair value of its asset groups for those asset groups deemed not recoverable, based on level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. In connection with its 2013 goodwill impairment review described in Note 7, the Company measured the fair value of its reporting units using a combination of the discounted cash flow method and the guideline public company method. The discounted cash flow method is based on level 3 inputs consisting primarily of the Company’s five-year forecast and utilizes forward-looking assumptions and projections as well as factors impacting long-range plans such as pricing, discount rates, commodity prices, etc. The guideline public company method is based on level 2 inputs and considers potentially comparable companies and transactions within the industries where the Company’s reporting units participate, and applies their trading multiples to the Company’s reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficultly in identifying entities that are specifically comparable to the Company’s reporting units, considering their diversity, relative sizes and levels of complexity.

Cost method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk. In the third quarter of 2013, the Company recorded a $4.3 million charge related to the write-down of cost method investments.

(12) Equity

2013 Common Stock Issuances

•

On June 17, 2013, the Company issued approximately 0.5 million unregistered shares of common stock in a private placement pursuant to Section 4(a)(2) under the Securities Act in connection with an acquisition in the Utica Shale basin (Note 3).

•

On July 9, 2013, the Company issued approximately 0.2 million unregistered shares of common stock in a private placement pursuant to Section 4(a)(2) under the Securities Act in connection with the acquisition of Ideal Oilfield Disposal, LLC (Note 3).

•	On July 18, 2013, the Company issued approximately 0.1 million shares of common stock in connection with the settlement of the 2010 Derivative Action (Note 16).

2012 Common Stock Offerings and Issuances

•

On February 3, 2012, the Company issued approximately 0.2 million shares of common stock pursuant to the Company’s Registration Statement on Form S-4 in connection with an acquisition by Shale Solutions.

•

On March 30, 2012, the Company sold approximately 1.8 million shares of common stock at a reverse split-adjusted price of $44 per share in an underwritten public offering pursuant to the Company’s Registration Statement on Form S-3. The $74.4 million in net proceeds from the share issuance was used to finance a portion of the cash purchase price of TFI.

•

On April 10, 2012, the Company issued approximately 0.4 million shares of common stock in connection with the TFI acquisition in a private placement pursuant to Section 4(a)(2) under the Securities Act.

•	On May 3, 2012, the Company issued approximately 0.2 million shares of common stock pursuant to the Company’s Form S-4 in connection with an acquisition by Shale Solutions.

•

On September 4, 2012, the Company issued approximately 0.3 million shares of common stock pursuant to the Company’s Registration Statement on Form S-4 in connection with an acquisition of 51% of the seller’s equity by Shale Solutions.

•	On September 12, 2012, the Company issued approximately 0.2 million shares of common stock in connection with a partial payment under an earn-out obligation (Note 11).

•

On November 30, 2012, the Company issued 9.5 million unregistered shares of common stock in connection with the Power Fuels acquisition in a private placement pursuant to Section 4(a)(2) under the Securities Act (Note 3).

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2013, 2012 or 2011, no shares of preferred stock were outstanding.

Reverse Stock Split

As more fully described in Note 2, the Company affected a one-for-ten reverse split of its common stock on December 3, 2013.

(13) Share-based Compensation

Stock Options

The Company measures the cost of employee services received in exchange for awards of stock options based on the fair value of those awards at the date of grant. Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. The fair value of stock options on the date of grant is amortized to compensation expense on a straight-line basis over the requisite service period for the entire award, that is, over the requisite service period of the last separately vesting portion of the award. The exercise price for stock options is equal to the market price of the Company’s common stock on the date of grant. The maximum contractual term of stock options is 10 years. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.

The assumptions used to estimate the fair value of stock awards granted in the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Volatility	44.4%	40.1%	34.6%
Expected term (years)	8	10	10
Risk free interest rate	2.0%	2.1%	2.7%
Expected dividend yield	0%	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding taking into consideration the contractual term of the options and termination history and option exercise behaviors of the Company’s employees. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options.

Compensation cost for stock options recognized in operating results is included in general and administrative expense in the consolidated statements of operations and was $1.7 million, $2.0 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, compensation costs for stock options was reduced by $0.2 million for forfeitures resulting from terminations. In addition, approximately $0.5 million of stock-based compensation cost for stock options was included in the results from discontinued operations for the year ended December 31, 2011. This cost includes expense associated with the vesting of 0.3 million stock options previously granted to employees of China Water, which were accelerated upon closing of the Share Purchase Agreement (Note 20). The income tax expense associated with stock option activity recognized in the consolidated statements of operations was $0.1 million for the year ended December 31, 2013. The income tax benefit associated with stock option activity recognized in the consolidated statements of operations was $0.9 million for the year ended December 31, 2012. There was no income tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2011 as all deferred tax assets were fully reserved by a valuation allowance.

A summary of stock option activity during 2013 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding December 31, 2012	399	$41.80
Granted	74	32.10
Exercised	—	—
Forfeited, canceled, or expired	(157)	42.10

Outstanding December 31, 2013	316	$39.40	6.5

Exercisable at December 31, 2013	184	$42.30	2.6

As of December 31, 2013, there was approximately $2.5 million of unrecognized compensation expense for employee stock options, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

Restricted Stock

The Company measures the cost of employee services received in exchange for awards of restricted stock based on the market value of the Company’s common shares at the date of grant. Shares of restricted common stock generally vest over a two or three year service period from the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the requisite service period for the entire award, that is, over the requisite service period of the last separately vesting portion of the award.

Compensation cost for shares of restricted common stock recognized in operating results is included in general and administrative expense in the consolidated statements of operations and was $1.4 million, $1.6 million and $1.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, compensation costs for shares of restricted common stock was reduced by $0.2 million for forfeitures resulting from terminations. The income tax expense (benefit) associated with restricted stock activity recognized in the consolidated statements of operations was $0.2 million and ($0.7 million) for the years ended December 31, 2013 and 2012, respectively. There was no income tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2011 as all deferred tax assets were fully reserved by a valuation allowance.

A summary of non-vested restricted common stock activity is presented below:

Non-Vested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	87	$51.30
Granted	41	15.82
Vested	(25)	52.87
Forfeited	(10)	47.43

Non-vested at December 31, 2013	93	$35.64

As of December 31, 2013, there was approximately $1.6 million of unrecognized compensation expense for restricted common stock, which is expected to be recognized over a weighted-average period of approximately 1.3 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $0.4 million, $0.4 million and $1.3 million, respectively.

Restricted Stock Units

The Company measures the cost of employee services received in exchange for awards of restricted stock units based on the market value of the Company’s common shares at the date of grant. Restricted common stock units generally vest over a two or three year service period from the date of grant. The fair value of the restricted stock units is amortized on a straight-line basis over the requisite service period for the entire award, that is, over the requisite service period of the last separately vesting portion of the award.

Compensation cost for restricted common stock units recognized in operating results is included in general and administrative expense in the consolidated statements of operations and was approximately $0.6 million for the year ended December 31, 2013. There was no compensation cost recognized in the consolidated statements of operations for restricted common stock units for the years ended December 31, 2012 and 2011 as no restricted common stock units were granted in those years. The income tax benefit associated with restricted common stock unit activity recognized in the consolidated statements of operations was $0.2 million for the year ended December 31, 2103. There was no income tax benefit recognized in the consolidated statements of operations for the years ended December 31, 2012 and 2011 as restricted common stock units were not granted until fiscal 2013.

A summary of non-vested restricted common stock activity is presented below:

Non-Vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	62	34.40
Vested	—	—
Forfeited	(6)	36.30

Non-vested at December 31, 2013	56	$35.64

As of December 31, 2013, there was approximately $1.4 million of unrecognized compensation expense for restricted common stock units, which is expected to be recognized over a weighted-average period of approximately 1.3 years. No restricted stock units were vested at December 31, 2013 as restricted stock units were not granted prior to 2013, and the first units are not expected to vest until 2014.

Employee Stock Purchase Plan

Effective September 1, 2013, the Company established a noncompensatory employee stock purchase plan (“ESPP”) which permits all regular full-time employees and employees who work part time over 20 hours per week to purchase shares of the Company’s common stock at a five percent discount. Annual employee contributions are limited to twenty-five thousand dollars, are voluntary and made through a bi-weekly payroll deduction.

(14) Income Taxes

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2013	2012	2011
Current income tax expense:
Federal	$(3,443)	$(6,845)	$—
State	(1,053)	763	500

Total Current	(4,496)	(6,082)	500

Deferred income tax benefit:
Federal	(64,292)	(51,557)	(4,277)
State	(4,307)	(5,121)	—

Total Deferred	(68,599)	(56,678)	(4,277)

Total income tax benefit attributable to continuing operations	$(73,095)	$(62,760)	$(3,777)

A reconciliation of the income tax benefit and the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. federal income tax benefit at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.1%	4.3%	(8.4%)
Compensation	(0.3%)	(0.4%)	(3.7%)
Transaction costs	0.0%	(2.4%)	(10.2%)
Change in fair value of contingent consideration	0.1%	(1.2%)	6.7%
Loss on disposal of China Water	0.0%	0.0%	976.9%
Change in valuation allowance	(2.1%)	55.4%	(909.5%)
Other	(1.5%)	(0.3%)	10.4%

Benefit for income taxes	35.3%	90.4%	97.2%

On May 3, 2013, North Dakota enacted SB 2156, which lowered the top corporate income tax rate from 5.15% to 4.53%, effective for tax years beginning after December 31, 2012. This rate reduction resulted in a reduction to the Company’s overall deferred tax liability of $1.1 million, and was recorded as an income tax benefit in the quarter ended June 30, 2013. During 2013, the Company also recorded $3.0 million of adjustments from prior periods to deferred tax assets and liabilities associated with fixed assets, certain acquired intangible assets and net operating loss carryforwards.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Reserves	$11,783	$3,451
Net operating losses	106,763	85,123
Equity based compensation	1,806	1,434
Other	5,114	4,221

Total	125,466	94,229
Less: Valuation allowance	(6,076)	(1,657)

Total deferred tax assets	119,390	92,572

Deferred tax liabilities:
Fixed assets and intangibles	(130,032)	(167,210)
Deferred financing costs	(2,041)	(2,023)
Other	(227)	(51)

Total deferred tax liabilities	(132,300)	(169,284)

Net deferred tax liability	$(12,910)	$(76,712)

	December 31,
	2013	2012
Current deferred tax assets, net:
Deferred tax assets	$31,754	$11,949
Deferred tax liabilities	(219)	(45)
Valuation allowance	(1,463)	(220)

Total current deferred tax assets, net	30,072	11,684

Long-term deferred tax liabilities, net:
Deferred tax assets	93,712	82,281
Deferred tax liabilities	(132,081)	(169,240)
Valuation allowance	(4,613)	(1,437)

Total long-term deferred tax liabilities, net	(42,982)	(88,396)

Net deferred tax liability	$(12,910)	$(76,712)

As of December 31, 2013, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $282.9 million, which expire in 2030-2033, and state NOL carryforwards of approximately $158.4 million, which expire in 2017 through 2033.

As required by GAAP, management assesses the recoverability of the Company’s deferred tax assets on a regular basis and records a valuation allowance for any such assets where recoverability is determined to be not more likely than not. The Company’s evaluation of its valuation allowance resulted in a release of $38.5 million of valuation allowance in 2012. The Company determined that realization of these deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities acquired in connection with the Power Fuels Merger described in Note 3 and the TFI acquisition described in Note 20. The Company has recorded a valuation allowance of $6.1 million as of December 31, 2013 for certain state net operating loss carryforwards that management does not believe are more likely than not to be realized and for the write-down of the Company’s investment in UGSI, which would result in a capital loss that would more likely than not be unrealizable prior to its expiration.

A reconciliation of the Company’s valuation allowance on deferred tax assets for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Beginning balance at January 1,	$1,657	$40,188
Additions to valuation allowance	4,419	—
Valuation allowance release, net	—	(38,531)

Ending balance at December 31,	$6,076	$1,657

Pursuant to United States Internal Revenue Code Section 382, if the Company underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by the Company’s NOL generated prior to the ownership change. The Company has determined that an ownership change occurred on November 30, 2012 as a result of the stock consideration transferred in the Power Fuels Merger. The Company does not expect any limitation under Section 382 to result in federal NOL’s expiring unused. If a subsequent ownership change were to occur, the Company may be unable to use a significant portion of its NOL to offset future taxable income.

As of December 31, 2013, the Company had unrecognized tax benefits attributable to discontinued operations totaling approximately $0.3 million which would favorably impact the Company’s effective tax rate if subsequently recognized. As of December 31, 2012, and 2011, the Company had no unrecognized tax benefits recorded.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended December 31, 2013
Unrecognized tax benefits balance at beginning of year	$—
Additions for tax positions taken in prior periods	306
Reductions for lapses of statute of limitations	(23)

Unrecognized tax benefits balance at end of year	$283

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2013 was approximately $0.1 million and no interest and penalties were accrued as of December 31, 2012 and 2011. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company anticipates a reduction of $0.1 million in the total amount of unrecognized tax benefits during the next twelve months as a result of the lapsing of the statute of limitations related to a state tax position.

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

During 2013, the Internal Revenue Service completed its examination of the Company’s Federal income tax returns for the years ended December 31, 2008 through 2010 with no changes. The Company is currently not under income tax examination in any other tax jurisdictions.

(15) Commitments and Contingencies

Environmental Liabilities

We are subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. The Company’s Shale Solutions business is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources, the Pennsylvania Department of Environmental Protection, the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, and the North Dakota State Water Commission and, in Montana, the rules and regulations of the Montana Department of Environmental Quality and the Montana Board of Oil and Gas, among others. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. We have installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.

The Company’s Industrial Solutions business involves the use, handling, storage and contracting for recycling or disposal of environmentally sensitive materials, such as waste motor oil and filters, solvents, transmission fluid, antifreeze, lubricants and degreasing agents. Accordingly, the Company’s Industrial Solutions business is subject to regulation by various federal, state, and local authorities with respect to health, safety and environmental quality and standards. The Industrial Solutions business is also subject to laws, ordinances, and regulations governing the investigation and remediation of contamination at facilities we operate or to which we send hazardous substances for treatment, recycling or disposal. In particular, the United States Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” imposes joint, strict, and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, parties that generated hazardous substances that were released at such facilities and parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted statutes comparable to, and in some cases more stringent than, CERCLA.

Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities in connection with the Company’s compliance with environmental laws and regulations. The consolidated balance sheet at December 31, 2013 included accruals totaling $1.5 million for various environmental matters, including the estimated cost to comply with a Louisiana Department of Environmental Quality requirement that the Company perform testing and monitoring at certain locations to confirm that prior spills were remediated in accordance with applicable requirements.

Leases

Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 2013:

Leased equipment	$18,475
Less accumulated depreciation	(5,843)

Leased equipment	$12,632

Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2017 at variable interest rates and fixed interest rates, which were approximately 3.30% at December 31, 2013. Capital lease obligations amounted to $18.8 million and $17.9 million at December 31, 2013 and 2012, respectively.

Future minimum lease payments, by year and in the aggregate, for capital leases are as follows at:

December 31,
2014	$5,228
2015	5,082
2016	4,580
2017	4,201
2018	1,188
Thereafter	—

Total minimum lease payments	20,279
Less amount representing executor costs	(266)

Net minimum lease payments	20,013
Less amount representing interest (3.30% at December 31, 2013)	(1,195)

Present value of net minimum lease payments	$18,818

The Company also rents transportation equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases and rental contracts amounted to $7.5 million, $7.8 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more are as follows at:

December 31,
2014	$4,444
2015	4,000
2016	3,669
2017	3,373
2018	2,237
Thereafter	2,987

Total minimum lease payments	$20,710

Asset Retirement Obligations

At December 31, 2013, the Company had approximately $2.8 million of asset retirement obligations related to its disposal wells and landfill which are recorded in “Other long-term liabilities” in the accompanying consolidated balance sheet.

Surety Bonds and Letters of Credits

At December 31, 2013, the Company had surety bonds outstanding of approximately $5.2 million primarily to support financial assurance obligations related to its landfill and disposal wells. Additionally, the Company has agreed to indemnify its insurance carriers, subject to a complete reservation of rights, up to 9.0 million, for losses sustained in excess of the insurance coverage of $16.0 million in connection with the surety bond in connection with the Texas Jury Verdict (Note 16). At December 31, 2013, the Company had outstanding irrevocable letters of credit totaling $3.1 million to support various agreements, leases and insurance policies.

Capital Expenditures Commitment

The Company has entered into an agreement to purchase approximately $13.0 million of thermal desorption equipment for expansion of its solids treatment capabilities at its landfill site in North Dakota. As of December 31, 2013, approximately $7.1 million of purchases remained under this agreement.

(16) Legal and Insurance Matters

There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the Company, which arise in the ordinary course of business, including actions with respect to securities and shareholder class actions, personal injury, vehicular and industrial accidents, commercial contracts, legal and regulatory compliance, securities disclosure, labor and employment, employee benefits and environmental matters, the more significant of which are summarized below. The Company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.

The Company believes that it has valid defenses with respect to legal matters pending against it. Based on its experience, the Company also believes that the damage amounts claimed in the lawsuits disclosed below are not necessarily a meaningful indicator of the Company’s potential liability. Litigation is inherently unpredictable, however, and it is possible that the Company’s results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.

Texas Jury Verdict

On June 4, 2012, a lawsuit was commenced in the District Court of Dimmit County, Texas, alleging wrongful death in a case involving a vehicle accident. The accident occurred in May 2012 and involved our subsidiary Heckmann Water Resources (CVR), Inc.(“CVR”) truck and one other vehicle. The case is captioned Jose Luis Aguilar, Individually; Eudelia Aguilar, Individually; Vanessa Arce, Individually; Eudelia Aguilar and Vanessa Arce, as Personal Representatives of the Estate of Carlos Aguilar; Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar; and Elsa Quinones as Next Friend of Karime and Carla Aguilar, Plaintiffs vs. Heckmann Water Resources (CVR), Inc. and Ruben Osorio Gonzalez, Defendants. On December 5, 2013, a jury verdict was rendered against CVR in the amount of $281.6 million, which award was subsequently reduced to $163.8 million when the judgment was signed by the court on January 7, 2014. CVR filed post-trial motions on February 6, 2014, seeking (among other things) to have the judgment overturned or a new trial ordered, and intends to continue to vigorously defend this case through the Texas appellate court system. CVR’s insurers have provided a surety bond of $25.0 million to stay enforcement of the judgment until the Texas appeals process is final. There will be no final resolution of the trial court judgment until the appellate process is concluded or the case is otherwise resolved. We have agreed to indemnify our insurance carriers, subject to a complete reservation of rights, up to $9.0 million, for losses sustained in excess of the insurance coverage of $16.0 million in connection with the surety bond.

On January 29, 2014, a lawsuit was commenced in the District Court of Dimmit County, Texas captioned Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar v. Zurich American Insurance Company, Heckmann Water Resources (CVR), Inc., Heckmann Water Resources Corp., and Nuverra Environmental Solutions, Inc. f/k/a Heckmann Corp., Cause No. 14-01-12176-DCV. Plaintiff seeks a declaratory judgment that Nuverra Environmental Solutions, Inc. and Heckmann Water Resources Corp. are the alter egos of CVR, and therefore these entities are jointly and severally liable for the judgment against CVR in the wrongful death action. Plaintiff also seeks a declaratory judgment that Zurich American Insurance Company, as CVR’s insurer, breached certain obligations when they failed to settle the wrongful death action within insurance policy limits, and is therefore liable for the judgment entered against CVR. The Company, Heckmann Water Resources Corp., and CVR intend to vigorously defend themselves against the claims asserted in this action.

The Company currently estimates the potential loss for these cases to range between zero and the maximum judgment amount and accrued interest. The trial court judgment or any revised result that may be achieved through an appeals process (which could take several years to complete) could result in multiple potential outcomes within this range. Considering the status of the judicial process and based on currently available information, the Company has determined that this claim is not yet probable and has not established a reserve for this matter at this time. However, there can be no assurance that the Company will not be required to establish significant reserves in connection with this matter in the future, and to the extent any such accrued liability is not fully offset by insurance recoveries it could have a material adverse effect on the Company’s business, liquidity, financial condition and results of operations.

Shareholder Litigation

2010 Derivative Action. In November 2010, a stockholder filed a derivative complaint, purportedly on behalf of the Company, against various officers and directors (the “2010 Derivative Action”). The 2010 Derivative Action alleged claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the acquisition of China Water. On April 1, 2013, the Company and plaintiffs entered into a Stipulation of Settlement which was granted final approval by the Superior Court of California on June 24, 2013. Under the Stipulation of Settlement, the Company agreed to make certain corporate governance changes, pay the plaintiff’s attorneys $0.3 million in cash (which was paid by the Company’s insurance carriers) and issue 0.1 million shares of the Company’s common stock to the plaintiff’s attorneys. In connection with the settlement, the Company recognized an expense of $1.6 million in the year ended December 31, 2013.

2010 Class Action. On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT) (the “2010 Class Action”). On October 8, 2010, the court-appointed lead plaintiff filed an Amended Class Action Complaint which adds China Water as a defendant. The 2010 Class Action alleges violations of federal securities laws in connection with the acquisition of China Water. The Company responded by filing a motion to transfer the 2010 Class Action to California and a motion to dismiss the case. On October 19, 2012, plaintiff filed a motion to certify a class and appoint class representatives and class counsel. On January 18, 2013, the Company filed its opposition and a motion to exclude the declaration of plaintiff’s class certification expert. On February 19, 2013, plaintiff filed a reply brief. A hearing on plaintiff’s motion to certify a class and appoint class representatives and class counsel has not been scheduled. Depositions were taken by the parties during the three months ended September 30, 2013. During this time a mediator was also appointed for the case and settlement discussions occurred. Management was subsequently apprised of the status of the case by counsel and based on these developments and an assessment of its remaining insurance coverage, the Company recorded a charge of $16.0 million in the quarter ended September 30, 2013 to establish an accrual in connection with this matter.

Settlement discussions with the plaintiffs continued through the mediator during the period December 2013 through February 2014. On March 4, 2014, the Company reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs. Under the terms of the agreement, which must be approved by the court, the Company has agreed to a cash payment of $13.5 million, a portion of which will come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of its common stock. The Company has agreed to provide a floor value of $13.5 million on the equity portion of the settlement. Consequently, if the value of the shares is below $13.5 million at the time of the final court approval of the Stipulation of Settlement, the Company will be required to contribute additional shares (or cash, at its option) such that the total value of the settlement is equal to $27.0 million. The cash payment is expected to be deposited into escrow prior to June 30, 2014 and the shares will be issued when the settlement proceeds are distributed to the claimants. The Stipulation of Settlement remains subject to court approval and will resolve all claims asserted against the Company and individual defendants in the case. As a result of the pending settlement of this matter, the Company recorded an additional charge of $7.0 million in the quarter ended December 31, 2013, to effectively accrue for the proposed settlement (Note 8). The Company could incur additional charges in future periods if the market value of the 0.8 million shares exceeds $13.5 million upon issuance.

2013 Shareholder Class Actions. On September 3, 2013, and September 26, 2013, respectively, two separate but substantially-similar putative class action lawsuits were commenced in the United States District Court for the District of Arizona. Plaintiffs in each action asserted claims against the Company and certain of its officers and directors for violations of (i) Section 10(b) of the Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. Plaintiffs in each action alleged that the Company and the individual defendants made certain material misstatements and/or omissions relating to the Company’s operations and financial condition which caused the price of the Company’s shares to fall.

By order dated October 29, 2013, the two putative class actions were consolidated. The consolidated action is captioned In re Nuverra Environmental Solutions Securities Litigation, No. 13-CIV-01800-PHX-JWS, and is pending before Judge John D. Sedwick in the District of Arizona. Pursuant to provisions of the Private Securities Litigation Reform Act of 1995, Judge Sedwick appointed a Lead Plaintiff group in the consolidated action on January 15, 2014. Lead Plaintiffs have been ordered to file a consolidated complaint by March 17, 2014. Defendants will thereafter have an opportunity to answer or move to dismiss the claims asserted by the Lead Plaintiffs. The Company and the individual defendants intend to vigorously defend themselves against the claims asserted in this consolidated action.

2013 Shareholder Derivative Actions. On September 20, 2013, October 4, 2013, and October 7, 2013, respectively, three separate but substantially-similar shareholder derivative lawsuits were commenced in the United States District Court for the District of Arizona. By order dated October 29, 2013, these actions were consolidated. The consolidated action is captioned as In re Nuverra Environmental Solutions, Inc. Derivative Shareholder Litigation, No. CV-13-01933-PHX-NVW, and is pending before Judge Neil V. Wake in the District of Arizona. Plaintiffs filed a consolidated complaint on December 31, 2013. Plaintiffs allege that members of the Company’s board failed to prevent the issuance of certain misstatements and omissions and assert claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants intend to vigorously defend themselves against the claims asserted and expect to file a motion to dismiss the claims in mid-February.

On October 7, 2013, two identical shareholder derivative lawsuits were commenced in the Superior Court for the State of Arizona in and for the County of Maricopa against ten of the Company’s current officers and/or directors. Plaintiffs in each action asserted claims for (i) breach of fiduciary duty, (ii) waste of corporate assets and (iii) unjust enrichment. By order dated January 28, 2014, these two actions were consolidated. The consolidated action is captioned In re: Nuverra Derivative Shareholder Litigation, No. CV2013-013425, and is pending before Judge John Rea in the Superior Court for the State of Arizona in and for the County of Maricopa. Plaintiffs have yet to file a consolidated complaint. The Company and the individual defendants intend to vigorously defend themselves against the claims asserted in this consolidated action.

The Company does not expect that the outcome of other claims and legal actions not discussed above will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(17) Employee Benefit Plans

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Effective September 1, 2013, the Company established a defined contribution plan (the “401k Plan”) covering substantially all employees who have met certain eligibility requirements except those employees working less than 25 hours per week. Employees may participate in the 401k Plan on the first day of the first month following 60 days of employment. The Company provides a quarterly match in shares of Company common stock equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of participant’s annual contribution up to an additional 2% of each participant’s annual compensation.

Company contributions to the plans were $1.9 million and $0.3 million for the year the years ended December 31, 2013 and 2012, respectively.

(18) Related Party Transactions

Richard J. Heckmann, the Executive Chairman of the Company’s board of directors, and Mark D. Johnsrud, the Company’s Chief Executive Officer and Vice Chairman of the Company’s board of directors, are members of an entity that owns an aircraft used periodically by the Company for business-related travel. Reimbursements paid to the entity in exchange for use of the aircraft were $0.4 million, $1.2 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts payable to the entity were less than $0.1 million at December 31, 2013.

Mr. Johnsrud is the sole member of an entity that owns apartment buildings in North Dakota which are rented to certain of the Company’s employees at rates that are equal to or below market rates. Rent payments are collected from the employees by the Company through payroll deductions and remitted to the entity.

In connection with the Power Fuels Merger, assets received in exchange for the merger consideration excluded accounts receivable outstanding for more than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable, which are recorded by the Company as restricted cash with an offsetting liability, are required to be periodically remitted to Mr. Johnsrud. Pursuant to the terms of this agreement, during the year ended December 31, 2013, the Company paid Mr. Johnsrud $3.6 million for such collections, net of a working capital adjustment of approximately $2.1 million. Amounts payable to Mr. Johnsrud at December 31, 2013 for accounts receivable collections totaled approximately $0.1 million.

The Company periodically purchases fresh water for resale to customers from a sole proprietorship owned by Mr. Johnsrud. Purchases made by the Company during the year ended December 31, 2013 amounted to $0.7 million. Purchases made by Power Fuels prior to its merger with the Company totaled approximately $2.2 million during the year ended December 31, 2012. No amounts were due to the sole proprietorship at December 31, 2013.

Mr. Johnsrud is the sole member of an entity that owns land in North Dakota on which five of the Company’s saltwater disposal wells are situated. The Company has agreed to pay the entity a per-barrel royalty fee in exchange for the use of the land, which is consistent with rates charged by non-affiliated third parties under similar arrangements. Royalties paid by the Company were approximately $0.1 million in each of the years ended December 31, 2013 and 2012, respectively. Royalties payable to the entity were less than $0.1 million at December 31, 2013 and 2012.

During 2009, the Company acquired an approximate 7% investment in Underground Solutions, Inc. (“UGSI”) a supplier of water infrastructure pipeline products, whose chief executive officer, Andrew D. Seidel, is a member of the Company’s board of directors. The Company’s total investment in UGSI was $7.2 million. During the quarter ended September 30, 2013, management performed an evaluation of various alternatives for this non-strategic investment, including its potential liquidation. As a result, the Company recorded a $3.8 million charge for the write-down of this investment to its estimated net realizable value. The Company’s interest in UGSI is accounted for as a cost method investment in the Company’s consolidated balance sheet as of December 31, 2013 and December 31, 2012, and is included in the Corporate/Other group for purposes of reportable segments (Note 19). The $3.8 million write-down was classified as a component of other expense, net in the consolidated statement of operations for the year ended December 31, 2013.

(19) Segments

The Company evaluates business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. Following an assessment of various alternatives regarding its Industrial Solutions business in the third quarter of 2013 and a decision to focus exclusively on its Shale Solutions business, the Company’s board of directors approved and committed to a plan to divest TFI, which comprises its Industrial Solutions operating and reportable segment, in the fourth quarter of 2013. As a result, the Company considers TFI to be held for sale (Note 20). As such, the Company’s reportable segment shown below represents the segment performance of the Company’s Shale Solutions business. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as assets held for sale and certain other corporate assets. The Company’s reportable segments at December 31, 2013 represent those used by the Company’s chief operating decision maker to evaluate performance and allocate resources and are consistent with its reportable segments at December 31, 2012. See Note 1 for information on the types of services from which the Shale Solutions segment derives its revenues.

The financial information for the Company’s reportable segments is as follows:

	Shale Solutions	Corporate/ Other	Total
Year ended December 31, 2013
Revenue	$525,816	$—	$525,816
Depreciation and amortization	98,799	437	99,236
Loss from continuing operations before income taxes	(100,088)	(107,047)	(207,135)
Additions to fixed assets	97,991	1,599	99,590
Goodwill	408,696	—	408,696
Total assets excluding those applicable to discontinued operations (a)	1,154,014	67,999	1,222,013
Total assets held for sale (b)	—	188,750	188,750
Year ended December 31, 2012
Revenue	256,671	—	256,671
Depreciation and amortization	47,641	—	47,641
Loss from continuing operations before income taxes	(23,257)	(46,100)	(69,357)
Additions to fixed assets	60,900	—	60,900
Goodwill	415,176	—	415,176
Total assets excluding those applicable to discontinued operations (a)	1,299,730	47,700	1,347,430
Total assets held for sale (b)	—	296,909	296,909
Year ended December 31, 2011
Revenue	156,837	—	156,837
Depreciation and amortization	25,281	—	25,281
Income (loss) from continuing operations before income taxes	10,415	(14,300)	(3,885)
Additions to fixed assets	156,800	—	156,800
Goodwill	90,008	—	90,008
Total assets	447,381	92,300	539,681

(a)	Total assets exclude intercompany receivables eliminated in consolidation.
(b)	Represents the carrying value of the assets of discontinued operations (Note 20).

Revenues from three customers of the Shale Solutions segment each exceeded 11% of the segment’s total revenue and collectively represented approximately 40% of the segment’s total revenue for the year ended December 2013. Accounts receivables from three customers of the Shale Solutions segment each exceeded 7% of the segment’s total accounts receivable and collectively represented approximately 31% of the segment’s total accounts receivable as of December 31, 2013.

In the fourth quarter of 2013, the Company announced a plan to realign its Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Barnett, Eagle Ford, Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in 2014. In connection with these planned organizational changes, the Company is evaluating whether the new operating divisions constitute separate operating segments and if so, whether two or more of them can be aggregated into one or more reportable segments. As the organizational realignment progresses, the Company will continue to evaluate its potential impact on its reporting units, which is a level of reporting at which goodwill is tested for impairment. A reporting unit is defined as an operating segment or one level below an operating segment. To the extent the Company concludes the composition of its reporting units have changed, the Company will be required to allocate goodwill on a relative fair value basis to the new reporting units and test the newly allocated goodwill for impairment should triggering events occur.

(20) Assets Held for Sale and Discontinued Operations

Thermo Fluids Inc. (TFI)

On April 10, 2012, the Company completed the acquisition of all the issued and outstanding shares of TFI Holdings, Inc. and its wholly-owned subsidiary, Thermo Fluids Inc. (collectively, “TFI”), a route-based environmental services and waste recycling solutions provider that focuses on the collection and recycling of UMO and the sale of RFO from recovered UMO.

The aggregate purchase price of $246.0 million was comprised of approximately $230.2 million in cash, and 0.4 million shares of the Company’s common stock with a fair value of approximately $15.8 million, which shares were issued in a private placement and were held in escrow in respect of potential indemnification obligations of the sellers of TFI. In connection with the settlement of these indemnification obligations, the aggregate purchase price increased $0.6 million during the three months ended March 31, 2013. The escrow was settled and the shares remaining in escrow were released to the sellers of TFI in April 2013.

The acquisition of TFI was accounted for as a business combination under the acquisition method of accounting. The allocation of the aggregate purchase price, which was revised in the three months ended March 31, 2013 to reflect the final valuation, is summarized as follows:

Accounts receivable	$13,808
Inventory	3,456
Other assets	1,431
Property, plant and equipment	23,685
Customer relationships	93,200
Vendor relationships	16,300
Other intangibles	1,400
Goodwill	145,031
Accounts payable and accrued liabilities	(13,045)
Deferred income tax liabilities, net	(39,261)

Total	$246,005

The goodwill recognized was attributable to TFI’s assembled workforce and premium associated with the opportunity to further diversify the Company’s operations and service offerings.

In 2012 TFI completed an acquisition for a total aggregate purchase price of the acquired business of approximately $2.8 million consisting of cash consideration and contingent consideration of approximately $2.1 million and $0.7 million, respectively.

Following an assessment of various alternatives regarding its Industrial Solutions business in the third quarter of 2013 and a decision to focus exclusively on its Shale Solutions business, the Company’s board of directors approved and committed to a plan to divest TFI, which comprises its Industrial Solutions operating and reportable segment, in the fourth quarter of 2013. Based on currently available information, the Company expects the sale of TFI to be completed in the second quarter of 2014 and believes the carrying value of TFI at

December 31, 2013 does not exceed its net realizable value. The results of operations of TFI are presented as discontinued operations in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (since its acquisition on April 10, 2012). The assets and liabilities related to TFI are presented separately as assets held for sale and liabilities of discontinued operations in the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012.

The following table details selected financial information of discontinued operations related to TFI since its acquisition on April 10, 2012:

	Year Ended December 31,
	2013	2012
Revenue	$116,263	$95,312

Pretax (loss) income from operations	(98,237)	13,279
Income tax expense	(14)	(4,155)

(Loss) income from discontinued operations	$(98,251)	$9,124

The pretax loss from operations for the year ended December 31, 2013 includes a goodwill impairment charge of $98.5 million (Note 7).

The carrying value of the assets and liabilities of TFI that are classified as held for sale in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$429	$1,435
Accounts receivable, net	15,620	13,901
Inventories, net	2,328	1,938
Prepaid expenses and other receivables	2,475	1,971
Other current assets	594	1,079

Total current assets held for sale	21,446	20,324

Property, plant and equipment, net	26,369	25,848
Intangible assets, net	92,935	110,822
Goodwill	48,000	139,915

Total long-term assets held for sale	167,304	276,585

Total assets held for sale	$188,750	$296,909

Liabilities:
Accounts payable	$6,625	$6,137
Accrued expenses	2,676	3,719
Current portion of contingent consideration	—	400

Total current liabilities of discontinued operations	9,301	10,256

Long-term liabilities of discontinued operations—deferred income taxes	32,389	40,596

Total liabilities of discontinued operations	$41,690	$50,852

Net assets held for sale	$147,060	$246,057

China Water

On September 30, 2011, the Company, through its wholly-owned subsidiary, China Water, entered into a Share Purchase Agreement by and among Pacific Water & Drinks (HK) Group Limited (f/k/a Sino Bloom Investments Limited), a Hong Kong company (“Buyer”), China Water, as Seller, and China Water Drinks (H.K.) Holdings Limited, a Hong Kong company (“Target”), pursuant to which China Water agreed to sell 100% of the equity interests in Target to Buyer in exchange for shares in Buyer equal to ten percent of the Buyer’s outstanding equity. Upon completion of the sale, the Company abandoned the remaining non-U.S. legal entities that were part of its original acquisition of China Water.

Selected financial information of the discontinued operations of China Water for the year ended December 31, 2011 is as follows:

Revenue	$20,560

Pretax loss from operations	(4,881)
Income tax expense	(100)

Loss from operations	(4,981)
Loss from disposal, net	(17,917)

Loss from discontinued operations	$(22,898)

(21) Selected Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2013
Revenue	$130,647	$134,977	$131,804	$128,388
Gross profit	17,007	18,106	14,664	19,872
Loss from continuing operations (2)(3)	(4,005)	(21,665)	(97,998)	(10,372)
Loss (income) from discontinued operations (2)(3)	(8,627)	8,816	(95,740)	(2,700)
Net loss attributable to common stockholders (2)(3)	(12,632)	(12,849)	(193,738)	(13,072)
Loss per common share from continuing operations (4):
Basic and diluted	(0.17)	(0.89)	(3.94)	(0.42)
Income (loss) per common share from discontinued operations (4):
Basic and diluted	(0.36)	0.36	(3.85)	(0.11)
Net loss per common share:
Basic and diluted	(0.53)	(0.53)	(7.80)	(0.53)

(1)	Totals may not equal corresponding amounts on the Consolidated Statements of Operations due to rounding.
(2)	During the fourth quarter of 2013, the following unusual or non-recurring items were recorded:
(a)	The Company recorded an additional charge of $7.0 million related to the pending settlement of its 2010 class action litigation.
(b)	The Company reduced its self-insurance liabilities by $3.3 million based on actuarial valuations performed in the period.
(c)	The Company recorded a reduction to depreciation expense of $3.2 million following the completion of its assessment of the useful lives of the tangible assets acquired in the Power Fuels acquisition.

(3)	During the third quarter of 2013, the Company recorded the following unusual or non-recurring items:
(a)	The Company recorded a charge for goodwill impairment related to its Industrial Solutions business of $98.5 million.
(b)	The Company recorded a charge of $107.4 million to write-down the carrying values of certain long-lived assets in its Shale Solutions business.
(c)	The Company recorded a charge of $16.0 million related to the 2010 class action litigation.
(d)	The Company wrote off $4.3 million of cost-method investments, primarily related to its minority ownership in a pipeline products supplier.
(4)	During the second quarter of 2013, the Company recorded charges for restructuring portions of its business in the amount of $1.5 million and the impairment of certain related assets totaling $3.5 million, along with a reduction of $0.8 million to amounts previously accrued for the settlement of the 2010 Derivative Action.
(5)	During the first quarter of 2013, the Company recorded a $2.4 million charge related to settlement of its 2010 Derivative Action litigation.
(6)	Per-share amounts for all periods reflect the one-for-ten reverse stock split, which was effective December 3, 2013 (Note 4).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2012
Revenue	$54,959	$58,749	$59,220	$83,743
Gross profit	6,986	4,326	5,981	1,416
Income (loss) from continuing operations (2)(3)	(3,863)	5,414	(14,159)	6,011
Income (loss) from discontinued operations (2)(3)	—	5,329	4,814	(1,019)
Net Income (loss) attributable to common stockholders (2)(3)	(3,863)	10,743	(9,345)	4,992
Income (loss) per common share from continuing operations (4):
Basic	(0.31)	0.37	(0.96)	0.33
Diluted	(0.31)	0.36	(0.96)	0.30
Income (loss) per common share from discontinued operations (4):
Basic	—	0.37	0.33	(0.06)
Diluted	—	0.35	0.31	(0.06)
Net (loss) income per common share:
Basic	(0.31)	0.74	(0.63)	0.28
Diluted	(0.31)	0.71	(0.65)	0.25

(1)	Totals may not equal corresponding amounts on the Consolidated Statements of Operations due to rounding.
(2)	During the fourth quarter of 2012, the following recorded the following unusual or non-recurring items:
(a)	The Company released $17.8 million of deferred tax asset valuation allowance associated with NOL’s because of a determination that the realization of the associated tax benefits is more likely that not based on future taxable income arising from the reversal of deferred tax liabilities that the Company acquired in connection with the Power Fuels merger.
(b)	The Company recognized an impairment of long-lived assets of $3.7 million for the write-down of the carrying values of three saltwater disposal wells.
(c)	The Company recognized an impairment of intangible assets of $2.4 million for the write-down of a customer relationship intangible associated with a portion of a prior business acquisition.
(d)	The Company recorded a $1.4 million environmental accrual for the estimated costs necessary to comply with Louisiana Department of Environmental Quality requirements.
(3)	During the second quarter of 2012, the Company released $20.7 million of valuation allowance associated with NOL’s because of a determination that the realization of the associated deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that the Company acquired in connection with the TFI acquisition.
(4)	Per-share amounts for all periods reflect Nuverra’s 1-for-10 reverse stock split, which was effective December 3, 2013 (Note 4).

Diluted net income (loss) per common share for each of the quarters presented above is based on the respective weighted average number of common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year diluted net loss per common share amounts.

(22) Subsidiary Guarantors

The obligations of Nuverra Environmental Solutions, Inc. under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of the Company’s subsidiaries. The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”), certain 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non-Guarantor Subsidiary”), as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012 and 2011. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,839	$3,201	$1,743	$—	$8,783
Restricted cash	—	110	—	—	110
Accounts receivable—net	—	86,256	830	—	87,086
Other current assets	33,809	10,371	86	—	44,266
Current assets held for sale	—	21,446	—	—	21,446

Total current assets	37,648	121,384	2,659	—	161,691

Property, plant and equipment, net	2,396	485,586	10,559	—	498,541
Equity investments	742,342	650	—	(738,960)	4,032
Intangible assets, net	—	148,063	1,300	—	149,363
Goodwill	—	398,024	10,672	—	408,696
Other	410,774	120,786	—	(510,424)	21,136
Long-term assets held for sale	—	167,304	—	—	167,304

TOTAL ASSETS	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,784	$27,850	$1,595	$—	$33,229
Accrued expenses	43,274	19,941	216	—	63,431
Current portion of contigent consideration	—	13,113	—	—	13,113
Current portion of long-term debt	—	5,464	—	—	5,464
Current liabilities of discontinued operations	—	9,301	—	—	9,301

Total current liabilities	47,058	75,669	1,811	—	124,538

Deferred income taxes	(34,275)	77,257	—	—	42,982
Long-term debt, less current portion	535,221	14,492	—	—	549,713
Long-term contingent consideration	—	2,344	—	—	2,344
Other long-term liabilities	787	513,961	10,104	(510,424)	14,428
Long-term liabilities of discontinued operations	—	32,389	—	—	32,389
Total shareholders equity	644,369	725,685	13,275	(738,960)	644,369

TOTAL LIABILITIES AND EQUITY	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5,819	$8,101	$856	$—	$14,776
Restricted cash	—	3,536	—	—	3,536
Accounts receivable—net	—	102,867	760	—	103,627
Other current assets	10,509	13,117	2	—	23,628
Current assets held for sale	—	20,324	—	—	20,324

Total current assets	16,328	147,945	1,618	—	165,891

Property, plant and equipment, net	44	569,445	9,533	—	579,022
Equity investments	901,411	597	—	(893,729)	8,279
Intangible assets, net	—	172,426	1,450	—	173,876
Goodwill	—	404,732	10,444	—	415,176
Other	475,829	149,045	—	(599,364)	25,510
Long-term assets held for sale	—	276,585	—	—	276,585

TOTAL ASSETS	$1,393,612	$1,720,775	$23,045	$(1,493,093)	$1,644,339

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$757	$22,429	$215	$—	$23,401
Accrued expenses	17,833	28,651	62	—	46,546
Current portion of contingent consideration	—	1,568	—	—	1,568
Current portion of long-term debt	—	4,699	—	—	4,699
Current liabilities of discontinued operations	—	10,256	—	—	10,256

Total current liabilities	18,590	67,603	277	—	86,470

Deferred income taxes	(46,161)	134,557	—	—	88,396
Long-term debt, less current portion	546,079	15,348	—	—	561,427
Long-term contingent consideration	—	7,363	1,500	—	8,863
Other long-term liabilities	27,343	573,826	9,021	(599,364)	10,826
Long-term liabilities of discontinued operations	—	40,596	—	—	40,596
Total shareholders equity	847,761	881,482	12,247	(893,729)	847,761

TOTAL LIABILITIES AND EQUITY	$1,393,612	$1,720,775	$23,045	$(1,493,093)	$1,644,339

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

2013	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$520,922	$4,894	$—	$525,816
Cost of revenues	—	(453,609)	(2,558)	—	(456,167)

Gross profit	—	67,313	2,336	—	69,649
Selling, general and administrative expenses	50,437	56,746	225	—	107,408
Long-lived asset impairment	—	111,900	—	—	111,900

(Loss) income from operations	(50,437)	(101,333)	2,111	—	(149,659)
Interest expense, net	(51,318)	(1,303)	(1,082)	—	(53,703)
Loss on extinguishment of debt	—	—	—	—	—
(Loss) income from equity investment	(161,203)	54	—	161,203	54
Other (loss) income	(5,292)	(35)	1,500	—	(3,827)

Loss from continuing operations before income taxes	(268,250)	(102,617)	2,529	161,203	(207,135)
Income tax benefit (expense)	35,959	37,136	—	—	73,095

(Loss) gain from continuing operations	(232,291)	(65,481)	2,529	161,203	(134,040)
Loss from discontinued operations, net of income taxes	—	(98,251)	—	—	(98,251)

Net (loss) income attributable to common stockholders	$(232,291)	$(163,732)	$2,529	$161,203	$(232,291)

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

2012	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$255,263	$1,408	$—	$256,671
Cost of revenues	—	(237,048)	(914)	—	(237,962)

Gross profit	—	18,215	494	—	18,709
Selling, general and administrative expenses	17,362	32,807	84	—	50,253
Long-lived asset impairment	—	6,030	—	—	6,030

(Loss) income from operations	(17,362)	(20,622)	410	—	(37,574)
Interest expense, net	(25,200)	(1,155)	(252)	—	(26,607)
Loss on extinguishment of debt	(2,638)	—	—	—	(2,638)
(Loss) income from equity investment	(5,701)	12	—	5,701	12
Other (loss) income	(920)	(1,630)	—	—	(2,550)

(Loss) income from continuing operations before income taxes	(51,821)	(23,395)	158	5,701	(69,357)
Income tax benefit (expense)	54,348	8,412	—	—	62,760

(Loss) income from continuing operations	2,527	(14,983)	158	5,701	(6,597)
Income from discontinued operations, net of income taxes	—	9,124	—	—	9,124

Net (loss) income attributable to common stockholders	$2,527	$(5,859)	$158	$5,701	$2,527

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

2011	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$156,837	$—	$—	$156,837
Cost of revenues	—	(123,509)	—	—	(123,509)

Gross profit	—	33,328	—	—	33,328
Selling, general and administrative expenses	11,061	25,590	—	—	36,651
Pipeline start-up and commissioning	—	2,089	—	—	2,089

(Loss) gain from operations	(11,061)	5,649	—	—	(5,412)
Interest expense, net	(2,437)	(1,806)	—	—	(4,243)
Gain (loss) from equity investment	(13,416)	(462)	—	13,416	(462)
Other income	131	6,101	—	—	6,232

(Loss) income from continuing operations before income taxes	(26,783)	9,482	—	13,416	(3,885)
Income tax benefit	3,777	—	—	—	3,777

(Loss) income from continuing operations	(23,006)	9,482	—	13,416	(108)
Loss from discontinued operations, net of income taxes	—	—	(22,898)	—	(22,898)

Net (loss) income attributable to common stockholders	$(23,006)	$9,482	$(22,898)	$13,416	$(23,006)

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

2013	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net income (loss) attributable to common stockholders	$(232,291)	$(163,732)	$2,529	$161,203	$(232,291)
Total other comprehensive income (loss), net of tax	—	—	—	—	—

Comprehensive income (loss), net of tax	$(232,291)	$(163,732)	$2,529	$161,203	$(232,291)

2012
Net income (loss) attributable to common stockholders	$2,527	$(5,859)	$158	$5,701	$2,527
Add back: income attributable to noncontrolling interest	—	—	—	—	—

Net income (loss)	2,527	(5,859)	158	5,701	2,527

Other comprehensive loss, net of tax:
Reclassification of net gains from sales of available for sale securities included in earnings	(8)	—	—	—	(8)

Total other comprehensive loss, net of tax	(8)	—	—	—	(8)

Comprehensive income (loss), net of tax	$2,519	$(5,859)	$158	$5,701	$2,519

2011
Net (loss) income attributable to common stockholders	$(23,006)	$9,482	$(22,898)	$13,416	$(23,006)
Add back: income attributable to noncontrolling interest	(1,456)	—	(1,456)	1,456	(1,456)

Net income (loss)	(24,462)	9,482	(24,354)	14,872	(24,462)

Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	21	—	—	—	21
Reclassification of net gains from sales of available for sale securities included in earnings	(112)	—	—	—	(112)

Total other comprehensive loss, net of tax	(91)	—	—	—	(91)

Comprehensive (loss) income, net of tax	$(24,553)	$9,482	$(24,354)	$14,872	$(24,553)

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities from continuing operations	$20,693	$43,458	$2,517	$—	$66,668
Net cash provided by operating activities from discontinued operations	—	3,589	—	—	3,589

Net cash provided by operating activities	20,693	47,047	2,517	—	70,257
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(10,570)	—	—	—	(10,570)
Proceeds from the sale of property and equipment	—	2,308	—	—	2,308
Purchase of property, plant and equipment	(1,597)	(43,366)	(1,630)	—	(46,593)
Other investing activities	2,067	—	—	—	2,067

Net cash used in investing activities from continuing operations	(10,100)	(41,058)	(1,630)	—	(52,788)
Net cash used in investing activities from discontinuing operations	—	(4,195)	—	—	(4,195)

Net cash used in investing activities	(10,100)	(45,253)	(1,630)	—	(56,983)
Cash flows from financing activities:
Proceeds from revolving credit facility	98,501	—	—	—	98,501
Payments on revolving credit facility	(109,501)	—	—	—	(109,501)
Payments for deferred financing costs	(855)	—	—	—	(855)
Payments on notes payable and capital leases	—	(5,416)	—	—	(5,416)
Payments of contingent consideration	—	(1,884)	—	—	(1,884)
Other financing activities	(718)	—	—	—	(718)

Net cash used in financing activities from continuing operations	(12,573)	(7,300)	—	—	(19,873)
Net cash used in financing activities from discontinued operations	—	(400)	—	—	(400)

Net cash used in financing activities	(12,573)	(7,700)	—	—	(20,273)
Net (decrease) increase in cash	(1,980)	(5,906)	887	—	(6,999)
Cash and cash equivalents—beginning of period	5,819	9,536	856	—	16,211

Cash and cash equivalents—end of period	3,839	3,630	1,743	—	9,212
Less: cash and cash equivalents of discontinued operations at year end	—	(429)	—	—	(429)

Cash and cash equivalents of continuing operations at year end	$3,839	$3,201	$1,743	$—	$8,783

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(23,119)	$47,301	$896	$—	$25,078
Net cash provided by operating activities from discontinued operations	—	5,593	—	—	5,593

Net cash (used in) provided by operating activities	(23,119)	52,894	896	—	30,671
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(359,456)	2,110	—	—	(357,346)
Proceeds from the sale of property and equipment	—	7,235	—	—	7,235
Purchase of property, plant and equipment	(41)	(43,466)	(9)	—	(43,516)
Proceeds from available for sale securities	5,169	—	—	—	5,169
Other investing activities	—	(51)	(31)	—	(82)

Net cash used in investing activities from continuing operations	(354,328)	(34,172)	(40)	—	(388,540)
Net cash used in investing activities from discontinuing operations	—	(4,158)	—	—	(4,158)

Net cash used in investing activities	(354,328)	(38,330)	(40)	—	(392,698)
Cash flows from financing activities:
Proceeds from revolving credit facility	193,490	—	—	—	193,490
Payments on revolving credit facility	(186,674)	—	—	—	(186,674)
Proceeds from other debt	398,980	—	—	—	398,980
Payments on other debt	(150,367)	—	—	—	(150,367)
Proceeds from equity offering	76,048	(1,600)	—	—	74,448
Payments for deferred financing costs	(26,170)	—	—	—	(26,170)
Payments on notes payable and capital leases	—	(4,605)	—	—	(4,605)
Payments of contingent consideration	(1,000)	—	—	—	(1,000)
Other financing activities	(569)	511	—	—	(58)

Net cash provided by (used in) financing activities from continuing operations	303,738	(5,694)	—	—	298,044
Net cash provided by (used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	303,738	(5,694)	—	—	298,044
Net (decrease) increase in cash	(73,709)	8,870	856	—	(63,983)
Cash and cash equivalents—beginning of period	79,528	666	—	—	80,194

Cash and cash equivalents—end of period	5,819	9,536	856	—	16,211
Less: cash and cash equivalents of discontinued operations at year end	—	(1,435)	—	—	(1,435)

Cash and cash equivalents of continuing operations at year end	$5,819	$8,101	$856	$—	$14,776

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(158,684)	$149,405	$—	$—	$(9,279)
Net cash used in operating activities from discontinued operations	—	—	(4,683)	—	(4,683)

Net cash (used in) provided by operating activities	(158,684)	149,405	(4,683)	—	(13,962)
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(88,544)	210	—	—	(88,334)
Purchase of property, plant and equipment	(299)	(150,622)	—	—	(150,921)
Purchases of available for sale securities	(34,947)	—	—	—	(34,947)
Proceeds from available for sale securities	120,062	—	—	—	120,062
Proceeds from the sale of certificates of deposits	11,830	—	—	—	11,830
Other investing activities	(16)	—	—	—	(16)

Net cash provided by (used in) investing activities from continuing operations	8,086	(150,412)	—	—	(142,326)
Net cash used in investing activities from discontinuing operations	—	—	(5,777)	—	(5,777)

Net cash provided by (used in) investing activities	8,086	(150,412)	(5,777)	—	(148,103)
Cash flows from financing activities
Proceeds from revolving credit facility	72,799	—	—	—	72,799
Proceeds from other debt	109,885	—	—	—	109,885
Payments on other debt	(73,914)	—	—	—	(73,914)
Cash proceeds from the exercise of warrants	47,912	—	—	—	47,912
Payments for deferred financing costs	(2,764)	—	—	—	(2,764)
Cash paid to purchase treasury stock	(4,414)	—	—	—	(4,414)
Other financing activities	1,488	55	—	—	1,543

Net cash provided by financing activities from continuing operations	150,992	55	—	—	151,047
Net cash provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by financing activities	150,992	55	—	—	151,047
Net increase (decrease) increase in cash	394	(952)	(10,460)	—	(11,018)
Cash and cash equivalents—beginning of period	79,134	1,618	10,460	—	91,212

Cash and cash equivalents—end of period	$79,528	$666	$—	$—	$80,194

(23) Subsequent Events

As more fully described in Note 10, in February 2014, the Company entered into a new asset-backed revolving credit facility to replace its existing revolving credit facility.

As more fully described in Note 16, in March 2014, the Company reached an agreement in principle to settle the 2010 Class Action litigation.

In March 2014, the Company entered into a Stock Purchase Agreement with respect to the sale of 100% of the common stock of its wholly-owned subsidiary Thermo Fluids Inc. to VeroLube, Inc. (“VeroLube”) in exchange for $165.0 million in cash and $10.0 million in VeroLube stock. Closing of the transaction is subject to customary closing conditions, including regulatory approvals, confirmatory environmental due diligence and a buyer financing contingency. Subject to the satisfaction of closing conditions, the sale is expected to close in the second quarter of 2014.

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

3.1C

Third Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1C to the Nuverra Environmental Solutions’ Registration Statement on Form S-4 filed with the SEC on May 23, 2013).

3.1D	Fourth Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Nuverra Environmental Solutions’ Current Report on Form 8-K filed with the SEC on December 3, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on October 26, 2007).

4.1*	Specimen Common Stock Certificate.

4.2	Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

1

Exhibit Number	Description
4.2A	First Supplemental Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.2B	Second Supplemental Indenture, dated as of September 19, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1B to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 9, 2012).

4.2C	Third Supplemental Indenture, dated as of November 30, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2C to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

4.3	Registration Rights Agreement, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors named therein, Jefferies & Company, Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as Representatives of the various Initial Purchasers named therein, including Joinder Agreement, dated as of April 10, 2012 (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.4	Registration Rights Agreement, dated as of November 5, 2012, among Heckmann Corporation, the Guarantors named therein, and Jefferies & Company, Inc., Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as Representatives of the various Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.3 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 7, 2012).

4.4A	Joinder Agreement to the Registration Rights Agreement, dated November 30, 2012, among Badlands Power Fuels, LLC (Delaware), Badlands Power Fuels, LLC (North Dakota), Landtech Enterprises, L.L.C. and Badlands Leasing, LLC (incorporated herein by reference to Exhibit 4.3A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

4.5	Nuverra 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2013).

10.1	Credit Agreement, dated April 10, 2012, among Heckmann Corporation, as borrower, the Guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing lender, and Wells Fargo Securities, LLC and Regions Capital Markets, as joint lead arrangers and joint bookrunners (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

10.1A	Master Assignment, Agreement, Amendment No. 1 and Waiver to Credit Agreement, dated as of November 30, 2012, among Heckmann Corporation, as borrower, the Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Citizens, N.A., Fifth Third Bank and U.S. Bank National Association, as joint lead arrangers, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Citizens, N.A., as joint bookrunners, Bank of America, N.A. and Citizens Bank Of Pennsylvania, as co-syndication agents, Fifth Third Bank and U.S. Bank National Association, as co-documentation agents, and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.1B	Amendment No. 3 to the Credit Agreement, dated September 27, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013).

2

Exhibit Number	Description
10.3	Novation Agreement dated as of September 30, 2011, between China Water and Drinks, Inc. and China Water & Drinks (BVI), Inc. (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.4†	Heckmann Corporation 2009 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2012).

10.4A†	First Amendment of the Heckmann Corporation 2009 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2012).

10.5†	Executive Employment Agreement, dated November 30, 2012, between Heckmann Corporation and Richard J. Heckmann (incorporated herein by reference to Exhibit 10.3 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.6†	Executive Employment Agreement, dated November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.4 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.7	Stockholder’s Agreement, dated as of November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.8†	Executive Employment Agreement, dated November 9, 2011, between Heckmann Corporation and W. Christopher Chisholm (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2011).

10.9†	Amended and Restated Executive Employment Agreement, dated December 30, 2010, between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.27 to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011).

10.9A†	Second Amended and Restated Executive Employment Agreement, dated November 9, 2011, between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2011).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 21, 2011).

21.1*	Subsidiaries of Nuverra Environmental Solutions, Inc.

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney of Officers and Directors of Nuverra Environmental Solutions, Inc. (set forth on the signature pages of this Form 10-K).

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

Exhibit Number	Description
99.1	Audited consolidated balance sheets of TFI Holdings, Inc. for each of the three years in the period ending December 31, 2011 and the audited consolidated statements of income, stockholders equity and cash flows of TFI Holdings, Inc. for each of the three years in the period ending December 31, 2011, and the notes related thereto (incorporated herein by reference to Exhibit 99.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

99.2	Unaudited consolidated balance sheets of TFI Holdings, Inc. as of March 31, 2012 and December 31, 2011, and unaudited consolidated statements of income, stockholders’ equity and cash flows of TFI Holdings, Inc. for the three months ended March 31, 2012 and 2011, and the related notes thereto (incorporated herein by reference to Exhibit 99.2 to Heckmann Corporation’s Current Report on Form 8-K/A filed with the SEC on June 20, 2012).

99.3	Audited consolidated balance sheets of Badlands Power Fuels, LLC for each of the three years for the period ending December 31, 2011, and the audited consolidated statements of income, member’s equity and cash flows of Badlands Power Fuels, LLC for each of the three years for the period ending December 31, 2011, and the notes related thereto, and unaudited consolidated balance sheets of Badlands Power Fuels, LLC for the nine months ending September 30, 2012, and the unaudited consolidated statements of income, member’s equity and cash flows of Badlands Power Fuels, LLC for the nine month period ending September 30, 2012, and the notes related thereto (incorporated herein by reference to Exhibit 99.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Compensatory plan, contract or arrangement in which directors or executive officers may participate

4