Form 10-Q
period 2014-03-31
Nuverra Environmental Solutions, Inc.
filed 2014-05-08
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 26,307,732.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•	the potential benefits of our completed and future merger, acquisition, disposition and financing transactions, including the potential sale of Thermo Fluids Inc.; and

•	plans to increase operational capacity, including additional trucks, saltwater disposal wells, frac tanks, landfills, processing facilities and pipeline construction or expansion.

You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” or similar expressions, and variations or negatives of these words.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	financial results that may be volatile and may not reflect historical trends due to, among other things, acquisition and disposition activities, fluctuations in consumer trends, pricing pressures, changes in raw material or labor prices or rates related to our business and changing regulations or political developments in the markets in which we operate;

•	risks associated with our indebtedness, including our ability to manage our liquidity needs and to comply with covenants under our credit facilities;

•	difficulties in identifying and completing acquisitions and divestitures, and differences in the type and availability of consideration or financing for such acquisitions and divestitures;

•	difficulties encountered in integrating acquired or merged assets, businesses, employees and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	fluctuations in prices and demand for commodities such as oil and natural gas;

•	changes in customer drilling and completion activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

•	risks associated with the operation, construction and development of saltwater disposal wells and pipelines, including access to additional disposal well locations and pipeline rights-of-way, and unscheduled delays or inefficiencies;

•	the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets;

•	changes in economic conditions in the markets in which we operate or in the world generally, including as a result of political uncertainty;

•	reduced demand for our services, including due to regulatory or other influences related to extraction methods such as hydraulic fracturing, shifts in production among shale areas in which we operate or into shale areas in which we do not currently have operations or the loss of key customers;

•	control of costs and expenses;

•	present and possible future claims, litigation or enforcement actions or investigations;

•	natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism, or extreme weather conditions, that may impact our corporate headquarters, assets, including wells or pipelines, distribution channels, or which otherwise disrupt our or our customers’ operations or the markets we serve;

•	the threat or occurrence of international armed conflict;

•	the unknown future impact on our business from the legislation and governmental rulemaking, including the Affordable Care Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated thereunder;

•	risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction businesses, particularly relating to water usage, disposal, transportation and treatment; and

•	other risks identified in this Quarterly Report or referenced from time to time in our filings with the United States Securities and Exchange Commission (the “SEC”).

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof.

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unless otherwise noted)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$10,196	$8,783
Restricted cash	112	110
Accounts receivable, net of allowance of doubtful accounts of $6.2 and $5.5 million at March 31, 2014 and December 31, 2013, respectively	101,215	87,086
Inventories	3,475	3,328
Prepaid expenses and other receivables	12,545	10,457
Deferred income taxes	29,759	30,072
Other current assets	115	409
Current assets held for sale	26,990	21,446

Total current assets	184,407	161,691

Property, plant and equipment, net of accumulated depreciation of $104.6 and $137.3 million at March 31, 2014 and December 31, 2013, respectively	487,480	498,541
Equity investments	4,024	4,032
Intangibles, net	145,061	149,363
Goodwill	408,696	408,696
Other assets	20,842	21,136
Long-term assets held for sale	168,440	167,304

Total assets	$1,418,950	$1,410,763

Liabilities and Equity
Accounts payable	$27,264	$33,229
Accrued liabilities	82,203	63,431
Current portion of contingent consideration	9,611	13,113
Current portion of long-term debt	5,385	5,464
Financing obligation to acquire non-controlling interest	10,104	—
Current liabilities of discontinued operations	10,517	9,301

Total current liabilities	145,084	124,538

Deferred income taxes	33,865	42,982
Long-term portion of debt	561,209	549,713
Long-term portion of contingent consideration	2,614	2,344
Financing obligation to acquire non-controlling interest	—	10,104
Other long-term liabilities	4,044	4,324
Long-term liabilities of discontinued operations	34,174	32,389

Total liabilities	780,990	766,394

Commitments and contingencies
Common stock	28	27
Additional paid-in capital	1,347,019	1,341,209
Treasury stock	(19,503)	(19,503)
Accumulated deficit	(689,584)	(677,364)

Total equity of Nuverra Environmental Solutions, Inc.	637,960	644,369

Total liabilities and equity	$1,418,950	$1,410,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
		(Note 1)
Revenue:
Non-rental revenue	$109,844	$109,324
Rental revenue	18,170	21,323

Total revenue	128,014	130,647
Costs and expenses:
Direct operating expenses	93,626	92,012
General and administrative expenses	18,548	14,079
Depreciation and amortization	20,911	28,051

Total costs and expenses	133,085	134,142

Loss from operations	(5,071)	(3,495)
Interest expense, net	(12,050)	(13,415)
Other expense, net	(420)	(1,031)
Loss on extinguishment of debt	(3,177)	—

Loss from continuing operations before income taxes	(20,718)	(17,941)
Income tax benefit	8,804	13,936

Loss from continuing operations	(11,914)	(4,005)
Income (loss) from discontinued operations, net of income taxes	459	(8,627)

Net loss attributable to common stockholders	$(11,455)	$(12,632)

Net loss per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(0.48)	$(0.17)
Basic and diluted income (loss) from discontinued operations	0.02	(0.36)

Net loss per basic and diluted share	$(0.46)	$(0.53)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	25,020	23,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
		(Note 1)
Cash flows from operating activities:
Net loss	$(11,455)	$(12,632)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of income taxes	(459)	8,627
Depreciation	16,607	22,057
Amortization of intangible assets	4,304	5,994
Amortization of deferred financing costs	523	1,236
Amortization of original issue discounts and premiums, net	36	37
Stock-based compensation	293	790
Gain on disposal of property, plant and equipment	(1,255)	(237)
Bad debt expense	773	187
Loss on extinguishment of debt	3,177	—
Deferred income taxes	(8,804)	(13,231)
Other, net	463	675
Changes in operating assets and liabilities, net of business acquisitions and purchase price adjustments:
Accounts receivable	(14,902)	(3,311)
Prepaid expenses and other receivables	(1,982)	(49)
Accounts payable and accrued liabilities	12,523	8,014
Other assets and liabilities, net	(215)	210

Net cash (used in) provided by operating activities from continuing operations	(373)	18,367
Net cash provided by operating activities from discontinued operations	3,409	192

Net cash provided by operating activities	3,036	18,559

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(38)
Proceeds from the sale of property, plant and equipment	1,551	79
Purchases of property, plant and equipment	(7,743)	(13,899)

Net cash used in investing activities from continuing operations	(6,192)	(13,858)
Net cash used in investing activities from discontinued operations	(1,050)	(915)

Net cash used in investing activities	(7,242)	(14,773)

Cash flows from financing activities
Proceeds from revolving credit facility	17,725	4,000
Payments on revolving credit facility	(8,000)	(4,000)
Payments for deferred financing costs	(343)	(184)
Payments on notes payable and capital leases	(1,429)	(1,229)
Other financing activities	25	(8)

Net cash provided by (used in) financing activities from continuing operations	7,978	(1,421)
Net cash used in financing activities from discontinued operations	—	(400)

Net cash provided by (used in) financing activities	7,978	(1,821)

Net increase in cash and cash equivalents	3,772	1,965
Cash and cash equivalents - beginning of period	9,212	16,211

Cash and cash equivalents - end of period	12,984	18,176
Less: cash and cash equivalents of discontinued operations - end of period	2,788	312

Cash and cash equivalents of continuing operations - end of period	$10,196	$17,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$597	$2,025
Cash paid for taxes, net	23	80
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for contingent consideration	$3,789	$—
Purchases of property, plant and equipment under capital leases	—	2,326
Property, plant and equipment purchases in accounts payable	5,870	3,803
Restricted cash payable to former sole owner of Power Fuels	112	4,699
Conversion of accrued interest on principal debt balance	596	—
Deferred financing costs financed through principal debt balance	2,541	—
Deferred financing costs in accounts payable and accrued liabilities	492	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company” or “we”) have been prepared in accordance with the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. All dollar amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.

The Company’s condensed consolidated balance sheet as of December 31, 2013, included herein, has been derived from the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014 (“2013 Annual Report on Form 10-K”). Unless stated otherwise, any reference to income statement items in these accompanying unaudited interim condensed consolidated financial statements refers to results from continuing operations. The Company has not included a statement of comprehensive income as there were no transactions to report in the periods being presented. In addition, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted from these financial statements and related notes pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2013 Annual Report on Form 10-K as well as other information it has filed with the SEC.

Reclassifications

Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated statements of financial position, operations and cash flows in order to conform to the current year’s presentation, including recasting our Industrial Solutions business comprised of Thermo Fluids Inc. (“TFI”), as held-for-sale and discontinued operations. Certain similar line items in the condensed consolidated statements of operations and cash flows have been combined to present a more concise and easier to follow presentation. Additionally, the condensed consolidated statements of operations now contain the line items “Direct operating expenses” and “Depreciation and amortization.” “Direct operating expenses” was previously reported as “Costs of revenues.” Depreciation expense was previously presented as a component of “Costs of revenues” and “General and administrative expenses” of approximately $21.6 million and $0.4 million, respectively, for the three months ended March 31, 2013. The Company also adjusted approximately $45.9 million and $7.2 million of gross carrying value of previously impaired property, plant and equipment and intangibles against accumulated depreciation and amortization, respectively, with no change to the net balances as of December 31, 2013.

(2) Significant Accounting Policies

There have been no material changes or developments in the Company’s significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies that are “Critical Accounting Policies and Estimates” as disclosed in the Company’s 2013 Annual Report on Form 10-K.

There are no new applicable accounting standards that have been adopted or which have not yet been adopted in this quarterly report.

(3) Earnings Per Share

Basic and diluted loss per common share from continuing operations, basic and diluted income (loss) per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercise of outstanding warrants, restricted stock and stock options, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock. Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise prices of the stock warrants.

Pursuant to Accounting Standards Codification (“ASC”) 260-10-45-18, an entity that reports a discontinued operation in a period shall use income (loss) from continuing operations, adjusted for preferred dividends, as the control number in determining whether potential common equivalent shares are dilutive or antidilutive. That is, the same number of potential common equivalent shares used in computing the diluted per-share amount for income (loss) from continuing operations shall be used in computing all other reported diluted per-share amounts even if those amounts would be antidilutive to their respective basic per-share amounts. For the three months ended March 31, 2014 and 2013, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted EPS from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the three months ended March 31, 2014 and 2013, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from income (loss) from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods based on the guidance referenced above.

The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Loss from continuing operations	$(11,914)	$(4,005)
Income (loss) from discontinued operations	459	(8,627)

Net loss attributable to common stockholders	$(11,455)	$(12,632)

Denominator:
Weighted average shares - basic	25,020	23,841
Common stock equivalents	—	—

Weighted average shares - diluted	25,020	23,841

Loss per common share from continuing operations - basic and diluted	$(0.48)	$(0.17)

Income (loss) per common share from discontinued operations - basic and diluted	$0.02	$(0.36)

Total loss per common share - basic and diluted	$(0.46)	$(0.53)

Antidilutive stock-based awards excluded	245	188

(4) Intangible Assets

Intangible assets consist of the following:

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$156,495	$(25,522)	$130,973	$156,495	$(21,516)	$134,979
Disposal permits	1,232	(133)	1,099	1,232	(95)	1,137
Customer contracts	17,352	(4,363)	12,989	17,352	(4,105)	13,247

	$175,079	$(30,018)	$145,061	$175,079	$(25,716)	$149,363

(5) Impairment of Long-Lived Assets and Goodwill

During the year ended December 31, 2013, the Company recognized long-lived asset impairment charges totaling $111.9 million for write-downs to the carrying values of the Company’s freshwater pipeline in the Haynesville Shale basin of $27.0 million and certain other long-lived assets including customer relationships and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett Shale basins. Additionally, the Company recorded a goodwill impairment charge in its Industrial Solutions business of $98.5 million during 2013.

The Company has $408.7 million in goodwill as of March 31, 2014 which has been allocated to its Shale Solutions, Pipeline and AWS reporting units. The results of the Company’s impairment test during 2013 indicated that the goodwill relating to these reporting units was not impaired since the estimated fair values of all reporting units exceeded their carrying values. With respect to the Pipeline and AWS reporting units, the estimated fair values of the reporting units exceeded their carrying values by a substantial amount. However, while no impairment was indicated at December 31, 2013, we determined that the Company’s Shale Solutions reporting unit, with goodwill of $390.7 million, had an estimated fair value that exceeded its carrying value by less than 3.5 percent.

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

In evaluating the reasonableness of the Company’s fair value estimates, the Company considers (among other factors) the relationship between its book value, the market price of its common stock and the fair value of its reporting units. At March 31, 2014, the closing market price of the Company’s common stock was $20.29 per share, an increase from $16.79 per share December 31, 2013, but still less than its book value per share of $24.62 as of March 31, 2014. The Company’s assessment assumes this relationship is temporary; however, if the Company’s book value per share continues to exceed its market price per share through the quarter ending June 30, 2014, this would likely indicate the occurrence of events or changes that could cause the Company to revise its fair value estimates and perform an impairment analysis during the quarter. While the Company believes that its estimates of fair value are reasonable, the Company will continue to monitor and evaluate this relationship.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value used significant unobservable inputs (Level 3) and were as follows:

Fair Value
March 31, 2014
Assets - cost method investment	$3,382
Liabilities:
Contingent consideration	12,225
Financing obligation to acquire non-controlling interest	10,104
December 31, 2013
Assets - cost method investment	$3,382
Liabilities:
Contingent consideration	15,457
Financing obligation to acquire non-controlling interest	10,104

Contingent Consideration

The Company and its subsidiaries are liable for certain contingent consideration payments in connection with various acquisitions. The fair value of the contingent consideration obligations was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as current portion of contingent consideration and long-term contingent consideration in the Company’s condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as other income (expense), net in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

Changes to contingent consideration obligations during the three months ended March 31, 2014 and the year ended December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Balance at beginning of period	$15,457	$10,431
Additions related to acquisitions	—	8,141
Accretion	141	293
Cash payments	—	(1,884)
Issuances of stock	(3,789)	(47)
Changes in fair value of contingent consideration, net	416	(1,477)

Balance at end of period	12,225	15,457
Less: current portion	(9,611)	(13,113)

Long-term portion of contingent consideration	$2,614	$2,344

Financing Obligation to Acquire Non-Controlling Interest

The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the noncontrolling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The noncontrolling interest holder has a put option to sell the remaining 49% to the Company under the same terms. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the instrument is accounted for as a financing of the Company’s purchase of the minority interest.

Other

In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with its 2013 impairment review of long-lived assets described in Note 5, the Company measured the fair value of its asset groups for those asset groups deemed not recoverable, based on Level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. In connection with its 2013 goodwill impairment review described in Note 5, the Company measured the fair value of its reporting units using a combination of the discounted cash flow method and the guideline public company method. The discounted cash flow method is based on Level 3 inputs consisting primarily of the Company’s five-year forecast and utilizes forward-looking assumptions and projections as well as factors impacting long-range plans such as pricing, discount rates and commodity prices. The guideline public company method is based on Level 2 inputs and considers potentially comparable companies and transactions within the industries where the Company’s reporting units participate, and applies their trading multiples to the Company’s reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying entities that are specifically comparable to the Company’s reporting units, considering their diversity, relative sizes and levels of complexity.

Cost method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

(7) Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Accrued payroll and employee benefits	$10,932	$9,380
Accrued insurance	5,538	2,881
Accrued legal and environmental	35,428	33,707
Accrued taxes	1,572	1,239
Accrued interest	18,413	8,294
Amounts payable to related party (Note 12)	112	110
Accrued operating costs and other	10,208	7,820

Total accrued liabilities	$82,203	$63,431

Accrued legal and environmental liabilities at March 31, 2014 and December 31, 2013 include $27.0 million in connection with the pending settlement of the 2010 Class Action litigation. Of such amount, $13.5 million is expected to be settled through the issuance of the Company’s common stock upon final approval of the settlement by the court (Note 11).

(8) Debt

Debt consists of the following at March 31, 2014 and December 31, 2013:

			March 31, 2014			December 31, 2013
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Fair Value of Debt (f)	Carrying Value of Debt (f)	Carrying Value of Debt
Amended Revolving Credit Facility (a)	4.61%	Nov. 2017	$—	$—	$—	$135,990
Asset-Based Revolving Credit Facility (b)	2.41%	Jan. 2018	6,468	148,852	148,852	—
2018 Notes (c)	9.875%	Apr. 2018	14,014	406,900	400,000	400,000
Vehicle Financings (d)	3.30%	Various	—	18,475	18,475	19,956

Total debt			$20,482	$574,227	567,327	555,946

Original issue discount (e)					(1,033)	(1,084)
Original issue premium (e)					300	315

Total debt, net					566,594	555,177
Less: current portion					(5,385)	(5,464)

Long-term portion of debt					$561,209	$549,713

(a)	The interest rate presented represents the interest rate on the $325.0 million senior secured revolving credit facility (the “Amended Revolving Credit Facility”) at December 31, 2013.
(b)	The interest rate presented represents the interest rate on the $245.0 million asset-based revolving credit facility (the “ABL Facility”) at March 31, 2014.
(c)	The interest rate presented represents the coupon rate on the Company’s outstanding $400.0 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”), excluding the effect of deferred financing costs, original issue discounts and original issue premiums. Including the effect of these items, the effective interest rate on the 2018 Notes is approximately 11.0%.

(d)	Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2014 and 2017. Installment notes payable and capital lease obligations were $0.9 million and $17.6 million respectively, at March 31, 2014 and were $1.1 million and $18.8 million, respectively, at December 31, 2013.
(e)	The issuance discount represents the unamortized difference between the $250.0 million aggregate principal amount of the 2018 Notes issued in April 2012 and the proceeds received upon issuance (excluding interest and fees). The issuance premium represents the unamortized difference between the proceeds received in connection with the November 2012 issuance of the 2018 Notes (excluding interest and fees) and the $150.0 million aggregate principal amount thereunder.
(f)	The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of March 31, 2014. The Company’s Revolving Credit Facility and other debt obligations, including capital leases, bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

Except as described below, there have been no material changes or developments in the Company’s debt and its principal terms, from Note 10 to the consolidated financial statements of the Company’s 2013 Annual Report on Form 10-K.

ABL Facility

In February 2014, the Company entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced its Amended Revolving Credit Facility. Initially, the ABL Facility provided a maximum credit amount of $200.0 million, which could be increased to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. In March 2014, the Company expanded the ABL Facility to increase the maximum availability from $200.0 million to $245.0 million and also increased the accordion feature from $25.0 million to $50.0 million. The terms and pricing of the facility remain the same and are unaffected by the upsizing of the facility size. The ABL Facility is used to support ongoing working capital needs and other general corporate purposes, including growth initiatives, and may be used for potential isolated repurchases of a portion of the Company’s currently outstanding 2018 Notes. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of the Company’s assets.

The terms of the ABL Facility limit the amount the Company can borrow to the lesser of (a) $245.0 million or (b) 85% of the amount of the Company’s eligible accounts receivable plus the lower of (i) 95% of the net book value of the Company’s eligible rental equipment, tractors and trailers, and (ii) 85% of the appraised net orderly liquidation value of the Company’s eligible rental equipment, tractors and trailers, less any customary reserves. The borrowing base is evaluated monthly. The full $245.0 million facility is available to the Company based on the borrowing base as of March 31, 2014. The Company currently believes that eligible receivables and equipment will continue to support $245.0 million of availability under the facility. The ABL Facility includes a letter of credit sub-limit of $10.0 million and a swingline facility sub-limit equal to 10% of the total facility size for more immediate cash needs.

Interest will accrue on outstanding loans under the ABL Facility at a floating rate based on, at the Company’s election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo or (b) the Federal Funds rate plus 1/2 % or (c) the one month LIBOR plus one percent plus an applicable margin of 0.75% to 1.50% or (ii) the LIBOR rate plus an applicable margin of 1.75% to 2.50%. The Company is also required to pay fees on the unused commitments of the lenders under the ABL Facility, fees for outstanding letters of credit and other customary fees.

The ABL Facility contains certain financial covenants that require the Company to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (as defined), and is limited to 3.0 to 1.0. The Company’s $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies at such time the total amount drawn under the credit facility exceeds 87.5 percent of the total facility amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The Company is in compliance with such covenants as of March 31, 2014.

Costs associated with the ABL Facility totaling approximately $3.4 million were capitalized as deferred financing costs in the three months ended March 31, 2014, and the Company wrote-off unamortized deferred financing costs associated with its Amended Revolving Credit Facility of approximately $3.2 million in the same period.

(9) Income Taxes

The following table shows the components of the income tax benefit for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Current income tax benefit	$—	$705
Deferred income tax benefit	8,804	13,231

Total income tax benefit attributable to continuing operations	$8,804	$13,936

The effective income tax benefit rate for the three months ended March 31, 2014 was 42.5%, which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes, nondeductible expenses and income attributable to the minority shareholder of AWS. The effective income tax benefit rate for the three months ended March 31, 2013 was 77.7% which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes, nondeductible expenses, and income attributable to the minority shareholder of AWS and by $1.5 million of out-of-period adjustments to deferred taxes recorded in the three months ended March 31, 2013 associated with certain acquired intangible assets.

(10) Share-based Compensation

We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Heckmann Corporation 2009 Equity Incentive Plan (as amended, the “2009 Plan”).

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. During the three months ended March 31, 2014 and 2013 the Company granted less than 0.1 million stock options pursuant to the 2009 Plan. Stock-based compensation cost is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and totaled approximately $0.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the three months ended March 31, 2014 the Company did not grant any restricted stock awards. During the three months ended March 31, 2013, the Company awarded less than 0.1 million shares of restricted stock. During the three months ended March 31, 2014 the Company released less than 0.1 million shares of stock to certain employees upon the lapse of restrictions. Stock-based compensation expense for grants of restricted stock was less than $0.1 million and approximately $0.4 million for the three months ended March 31, 2014 and 2013, respectively, which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Restricted Stock Units

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the three months ended March 31, 2014 the Company granted 0.3 million shares of restricted stock units. Stock-based compensation expense for grants of restricted stock units was $0.1 million for the three months ended March 31, 2014 which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no grants of restricted stock units for the three months ended March 31, 2013.

(11) Legal Matters

Environmental Liabilities

The Company is subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. The Company’s Shale Solutions business is subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources, the Pennsylvania Department of Environmental Protection, the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, the North Dakota State Water Commission, the Montana

Department of Environmental Quality and the Montana Board of Oil and Gas, among others. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. We have installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.

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

Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities in connection with the Company’s compliance with environmental laws and regulations. The condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 included accruals totaling $1.3 million and $1.5 million, respectively, for various environmental matters, including the estimated costs to comply with a Louisiana Department of Environmental Quality requirement that the Company perform testing and monitoring at certain locations to confirm that prior pipeline spills were remediated in accordance with applicable requirements.

Litigation

There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the Company, which arise in the ordinary course of business, including actions with respect to securities and shareholder class actions, personal injury, vehicular and industrial accidents, commercial contracts, legal and regulatory compliance, securities disclosure, labor and employment, and employee benefits and environmental matters, the more significant of which are summarized below. The Company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.

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

Texas Jury Verdict

On June 4, 2012, a lawsuit was commenced in the District Court of Dimmit County, Texas, alleging wrongful death in a case involving a vehicle accident. The accident occurred in May 2012 and involved a truck owned by our subsidiary Heckmann Water Resources (CVR), Inc. (“CVR”) and one other vehicle. The case is captioned Jose Luis Aguilar, Individually; Eudelia Aguilar, Individually; Vanessa Arce, Individually; Eudelia Aguilar and Vanessa Arce, as Personal Representatives of the Estate of Carlos Aguilar; Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar; and Elsa Quinones as Next Friend of Karime and Carla Aguilar, Plaintiffs vs. Heckmann Water Resources (CVR), Inc. and Ruben Osorio Gonzalez, Defendants. On December 5, 2013, a jury verdict was rendered against CVR in the amount of $281.6 million, which amount was subsequently reduced to $163.8 million by the Dimmit County court on January 7, 2014 and then subsequently further reduced to $105.2 million when the judgment was amended by the Dimmit County court on April 1, 2014 following the initial round of post-trial motions. CVR filed a subsequent round of post-trial motions on February 6, 2014, seeking (among other things) to have the judgment overturned or a new trial ordered, and these motions are currently set for hearing on June 2, 2014. Although the appeals process has not yet begun, CVR intends to continue to vigorously defend this case through the Texas appellate court system. CVR’s insurers have provided a surety bond of $25.0 million to stay enforcement of the judgment until the Texas appeals process is final. There will be no final resolution of the trial court judgment until the appellate process is concluded or the case is otherwise resolved. We have agreed to indemnify our insurance carriers, subject to a complete reservation of rights, up to $9.0 million, for losses sustained in excess of the insurance coverage of $16.0 million in connection with the surety bond.

On January 29, 2014, a lawsuit was commenced in the District Court of Dimmit County, Texas captioned Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar v. Zurich American Insurance Company, Heckmann Water Resources (CVR), Inc., Heckmann Water Resources Corp., and Nuverra Environmental Solutions, Inc. f/k/a Heckmann Corp., Cause No. 14-01-12176-DCV. Plaintiff seeks a declaratory judgment that Nuverra Environmental Solutions, Inc. and Heckmann Water Resources Corp. are the alter egos of CVR, and therefore these entities are jointly and severally liable for the judgment against CVR in the wrongful death action. The Company, Heckmann Water Resources Corp., and CVR intend to vigorously defend themselves against the claims asserted in this action. Plaintiff also seeks a declaratory judgment that Zurich American Insurance Company, as CVR’s insurer, breached certain obligations by failing to settle the wrongful death action within insurance policy limits, and is therefore liable for the entire judgment entered against CVR.

The Company currently estimates the potential loss for these cases to range between zero and the maximum judgment amount and accrued interest. The trial court judgment or any revised result that may be achieved through an appeals process (which could take up to several years to complete) could result in multiple potential outcomes within this range. Considering the status of the judicial process and based on currently available information, the Company has determined that any liability from this claim is not yet probable and has not established a reserve for this matter at this time. However, there can be no assurance that the Company will not be required to establish reserves in connection with this matter in the future, which could be material in amount, and to the extent any such accrued liability is not fully covered under the Company’s insurance it could have a material adverse effect on the Company’s business, liquidity, financial condition and results of operations.

Shareholder Litigation

2010 Class Action. On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT). On March 4, 2014, the Company reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs. Under the terms of the agreement, which must be approved by the court, the Company has agreed to a cash payment of $13.5 million, a portion of which will come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of its common stock. The Company has agreed to provide a floor value of $13.5 million on the equity portion of the settlement. Consequently, if the value of the 0.8 million shares issued in connection with this settlement is below $13.5 million at the time of the final court approval of the Stipulation of Settlement, the Company will be required to contribute additional shares (or cash, at its option) such that the total value of the cash and equity portions of the settlement consideration is equal to $27.0 million. Cash payments of $6.1 million from the Company, and the remaining $7.4 million from insurance proceeds, were deposited into escrow in April 2014 and the shares will be deposited into escrow when the settlement becomes effective upon final court approval. The Stipulation of Settlement remains subject to court approval and will resolve all claims asserted against the Company and individual defendants in the case. As a result of the pending settlement of this matter, the Company recorded an additional charge of $7.0 million in the quarter ended December 31, 2013, to effectively accrue for the proposed settlement (Note 7). The Company could incur additional non-cash charges in future periods if the market value of the 0.8 million shares exceeds $13.5 million upon issuance.

2013 Shareholder Litigation. In September 2013, two separate but substantially-similar putative class action lawsuits were commenced against the Company and certain of its current and former officers and directors alleging that the Company and the individual defendants made certain material misstatements and/or omissions relating to the Company’s operations and financial condition which caused the price of its shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated and a consolidated complaint has been filed. In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced against the Company and certain of its current and former officers and directors alleging that that members of the Company’s board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. Also in October 2013, two identical shareholder derivative lawsuits were commenced against us and certain of the Company’s current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and the plaintiffs have yet to file a consolidated complaint. The Company and the individual defendants intend to vigorously defend themselves against the claims asserted in each of these pending actions. While the Company continues to assess these claims, the Company believes they are without merit.

The Company does not expect that the outcome of other claims and legal actions not discussed above will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(12) Related Party and Affiliated Company Transactions

There have been no significant changes to the related party transactions with Richard J. Heckmann, the former Executive Chairman of the Company’s board of directors, and Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, for the use of an aircraft, apartment rentals, purchases of fresh water for resale and use of land where certain of the Company’s saltwater disposal wells are situated as described in Note 18 to the consolidated financial statements of the Company’s 2013 Annual Report on Form 10-K. The amounts paid by the Company for these services are consistent with rates charged by non-affiliated third parties under similar arrangements and are immaterial individually and in the aggregate for the periods presented.

(13) Segments

The Company evaluates business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. In the fourth quarter of 2013, the Company’s board of directors approved and committed to a plan to divest TFI, which comprises its Industrial Solutions operating and reportable segment. As a result, the Company considers TFI to be held for sale (Note 14). As such, the Company’s reportable segment shown below represents the segment performance of the Company’s Shale Solutions business. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as assets held for sale and certain other corporate assets. The Company’s reportable segments at March 31, 2014 represent those used by the Company’s chief operating decision maker to evaluate performance and allocate resources and are consistent with its reportable segments at December 31, 2013.

The financial information for the Company’s reportable segments is as follows:

	Shale Solutions	Corporate/ Other	Total
Three months ended March 31, 2014
Revenue	$128,014	$—	$128,014
Income (loss) from continuing operations before income taxes	2,781	(23,499)	(20,718)
As of March 31, 2014
Total assets excluding those applicable to discontinued operations (a)	1,154,364	69,156	1,223,520
Total assets held for sale	—	195,430	195,430
Three months ended March 31, 2013
Revenue	130,647	—	130,647
Income (loss) from continuing operations before income taxes	2,397	(20,338)	(17,941)
As of December 31, 2013
Total assets excluding those applicable to discontinued operations (a)	1,154,014	67,999	1,222,013
Total assets held for sale	—	188,750	188,750

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

In the fourth quarter of 2013, the Company announced a plan to realign its Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas, (2) the Southern Division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin shale areas and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in 2014. In connection with these planned organizational changes, the Company is evaluating whether the new operating divisions constitute separate operating segments and if so, whether two or more of them can be aggregated into one or more reportable segments. As the organizational realignment progresses, the Company will continue to evaluate its potential impact on its reporting units, which is a level of reporting at which goodwill is tested for impairment. A reporting unit is defined as an operating segment or one level below an operating segment. To the extent the Company concludes the composition of its reporting units have changed, the Company will be required to allocate goodwill on a relative fair value basis to the new reporting units and test the newly allocated goodwill for impairment should triggering events occur.

(14) Assets Held for Sale and Discontinued Operations

Following an assessment of various alternatives regarding its Industrial Solutions business in the third quarter of 2013 and a decision to focus exclusively on its Shale Solutions business, the Company’s board of directors approved and committed to a plan to divest TFI, which comprises its Industrial Solutions operating and reportable segment, in the fourth quarter of 2013. In March 2014, the Company entered into a Stock Purchase Agreement with respect to the sale of 100% of the common stock of its wholly-owned subsidiary, Thermo Fluids Inc., to VeroLube, Inc. (“VeroLube”) in exchange for $165.0 million in cash and $10.0 million in VeroLube stock. Closing of the transaction is subject to customary closing conditions, including regulatory approvals, confirmatory environmental due diligence and a buyer financing contingency. Subject to the satisfaction of closing conditions, the sale is expected to close late in the second quarter of 2014. The results of operations of TFI are presented as discontinued operations in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013. The assets and liabilities related to TFI are presented separately as assets held for sale and liabilities of discontinued operations in the Company’s condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

The following table details selected financial information of discontinued operations related to TFI:

	Three Months Ended
	March 31,
	2014	2013
Revenue	$27,645	$28,808

Income (loss) from operations before income taxes	$2,155	$(356)
Income tax expense	(1,696)	(8,271)

Income (loss) from discontinued operations	$459	$(8,627)

The carrying value of the assets and liabilities of TFI that are classified as held for sale in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$2,788	$429
Accounts receivable, net	18,463	15,620
Inventories, net	2,199	2,328
Prepaid expenses and other receivables	2,850	2,475
Other current assets	690	594

Total current assets held for sale	26,990	21,446

Property, plant and equipment, net	27,505	26,369
Intangible assets, net	92,935	92,935
Goodwill	48,000	48,000

Total long-term assets held for sale	168,440	167,304

Total assets held for sale	$195,430	$188,750

Liabilities:
Accounts payable	$7,581	$6,625
Accrued expenses	2,936	2,676

Total current liabilities of discontinued operations	10,517	9,301

Long-term liabilities of discontinued operations—deferred income taxes	34,174	32,389

Total liabilities of discontinued operations	$44,691	$41,690

Net assets held for sale	$150,739	$147,060

(15) Subsidiary Guarantors

The obligations of Nuverra Environmental Solutions, Inc. under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of the Company’s subsidiaries. Pursuant to the terms of the indenture governing the 2018 Notes (the “Indenture”), the guarantees are full and unconditional, but are subject to release under the following circumstances:

•	in connection with any sale, disposition or transfer of all or substantially all of the assets to a person that is not the Company or a subsidiary guarantor;

•	in connection with any sale, disposition or transfer of all of the capital stock of that subsidiary guarantor to a person that is not the Company or a subsidiary guarantor;

•	if the Company designates any restricted subsidiary that is a subsidiary guarantor to be an unrestricted subsidiary; or

•	upon legal defeasance or the discharge of the Company’s obligations under the Indenture.

Although the guarantees are subject to release under the above described circumstances, we have concluded they are still deemed full and unconditional for purposes of Rule 3-10 of Regulation S-X because these circumstances are customary, and accordingly, the Company concluded that it may rely on Rule 3-10 of Regulation S-X, as the other requirements of Rule 3-10 have been met.

The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”), certain 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non-Guarantor Subsidiary”), as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$4,013	$5,305	$878	$—	$10,196
Restricted cash	—	112	—	—	112
Accounts receivable—net	—	100,890	325	—	101,215
Deferred taxes	25,992	3,767	—	—	29,759
Other current assets	9,177	6,852	106	—	16,135
Current assets held for sale	—	26,990	—	—	26,990

Total current assets	39,182	143,916	1,309	—	184,407

Property, plant and equipment, net	2,343	474,168	10,969		487,480
Equity investments	710,631	642	—	(707,249)	4,024
Intangible assets, net	—	143,798	1,263	—	145,061
Goodwill	—	398,024	10,672	—	408,696
Other assets	451,396	15,364	—	(445,918)	20,842
Long-term assets held for sale	—	168,440	—	—	168,440

TOTAL ASSETS	$1,203,552	$1,344,352	$24,213	$(1,153,167)	$1,418,950

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,842	$24,619	$803	$—	$27,264
Accrued liabilities	59,724	22,448	31	—	82,203
Current portion of contingent consideration	—	9,611	—	—	9,611
Current portion of long-term debt and other financing obligations	—	5,385	10,104	—	15,489
Current liabilities of discontinued operations	—	10,517	—	—	10,517

Total current liabilities	61,566	72,580	10,938	—	145,084

Deferred income taxes	(44,857)	78,722	—	—	33,865
Long-term portion of debt	548,119	13,090	—	—	561,209
Long-term portion of contingent consideration	—	2,614	—	—	2,614
Other long-term liabilities	764	448,856	342	(445,918)	4,044
Long-term liabilities of discontinued operations	—	34,174	—	—	34,174
Total shareholders’ equity	637,960	694,316	12,933	(707,249)	637,960

TOTAL LIABILITIES AND EQUITY	$1,203,552	$1,344,352	$24,213	$(1,153,167)	$1,418,950

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,839	$3,201	$1,743	$—	$8,783
Restricted cash	—	110	—	—	110
Accounts receivable—net	—	86,256	830	—	87,086
Deferred income taxes	27,167	2,905	—	—	30,072
Other current assets	6,642	7,466	86	—	14,194
Current assets held for sale	—	21,446	—	—	21,446

Total current assets	37,648	121,384	2,659	—	161,691

Property, plant and equipment, net	2,396	485,586	10,559	—	498,541
Equity investments	742,342	650	—	(738,960)	4,032
Intangible assets, net	—	148,063	1,300	—	149,363
Goodwill	—	398,024	10,672	—	408,696
Other	410,774	120,786	—	(510,424)	21,136
Long-term assets held for sale	—	167,304	—	—	167,304

TOTAL ASSETS	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,784	$27,850	$1,595	$—	$33,229
Accrued expenses	43,274	19,941	216	—	63,431
Current portion of contigent consideration	—	13,113	—	—	13,113
Current portion of long-term debt	—	5,464	—	—	5,464
Current liabilities of discontinued operations	—	9,301	—	—	9,301

Total current liabilities	47,058	75,669	1,811	—	124,538

Deferred income taxes	(34,275)	77,257	—	—	42,982
Long-term portion of debt	535,221	14,492	—	—	549,713
Long-term portion of contingent consideration	—	2,344	—	—	2,344
Other long-term liabilities	787	513,961	10,104	(510,424)	14,428
Long-term liabilities of discontinued operations	—	32,389	—	—	32,389
Total shareholders’ equity	644,369	725,685	13,275	(738,960)	644,369

TOTAL LIABILITIES AND EQUITY	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$127,810	$204	$—	$128,014
Costs and expenses:
Direct operating expenses	—	93,296	330	—	93,626
General and administrative expenses	8,423	10,107	18	—	18,548
Depreciation and amortization	163	20,550	198	—	20,911

Total costs and expenses	8,586	123,953	546	—	133,085

(Loss) income from operations	(8,586)	3,857	(342)	—	(5,071)
Interest expense, net	(11,736)	(314)	—	—	(12,050)
Other expense, net	—	(412)	—	—	(412)
Income (loss) from equity investments	1,776	(8)	—	(1,776)	(8)
Loss on extinguishment of debt	(3,177)	—	—	—	(3,177)

(Loss) income from continuing operations before income taxes	(21,723)	3,123	(342)	(1,776)	(20,718)
Income tax benefit (expense)	10,268	(1,464)	—	—	8,804

(Loss) income from continuing operations	(11,455)	1,659	(342)	(1,776)	(11,914)
Income from discontinued operations, net of income taxes	—	459	—	—	459

Net (loss) income attributable to common stockholders	$(11,455)	$2,118	$(342)	$(1,776)	$(11,455)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$130,129	$518	$—	$130,647
Costs and expenses:
Direct operating expenses	—	91,644	368	—	92,012
General and administrative expenses	6,260	7,813	6	—	14,079
Depreciation and amortization	195	27,462	394	—	28,051

Total costs and expenses	6,455	126,919	768	—	134,142

(Loss) income from operations	(6,455)	3,210	(250)	—	(3,495)
Interest expense, net	(12,900)	(263)	(252)	—	(13,415)
Other expense, net	(983)	(6)	—	—	(989)
Loss from equity investments	(10,244)	(42)	—	10,244	(42)

(Loss) income from continuing operations before income taxes	(30,582)	2,899	(502)	10,244	(17,941)
Income tax benefit (expense)	17,950	(4,014)	—	—	13,936

Loss from continuing operations	(12,632)	(1,115)	(502)	10,244	(4,005)
Loss from discontinued operations, net of income taxes	—	(8,627)	—	—	(8,627)

Net loss attributable to common stockholders	$(12,632)	$(9,742)	$(502)	$10,244	$(12,632)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(12,990)	$12,052	$565	$—	$(373)
Net cash provided by operating activities from discontinued operations	—	3,409	—	—	3,409

Net cash (used in) provided by operating activities	(12,990)	15,461	565	—	3,036
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	1,551	—	—	1,551
Purchase of property, plant and equipment	(32)	(6,281)	(1,430)	—	(7,743)

Net cash used in investing activities from continuing operations	(32)	(4,730)	(1,430)	—	(6,192)
Net cash used in investing activities from discontinued operations	—	(1,050)	—	—	(1,050)

Net cash used in investing activities	(32)	(5,780)	(1,430)	—	(7,242)
Cash flows from financing activities:
Proceeds from revolving credit facility	17,725	—	—	—	17,725
Payments on revolving credit facility	(8,000)	—	—	—	(8,000)
Payments for deferred financing costs	(343)	—	—	—	(343)
Payments on notes payable and capital leases	—	(1,429)	—	—	(1,429)
Payments of contingent consideration and other financing activities	3,814	(3,789)	—	—	25

Net cash provided by (used in) financing activities from continuing operations	13,196	(5,218)	—	—	7,978
Net cash used in financing activities from discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	13,196	(5,218)	—	—	7,978

Net increase (decrease) in cash	174	4,463	(865)	—	3,772
Cash and cash equivalents—beginning of period	3,839	3,630	1,743	—	9,212

Cash and cash equivalents—end of period	4,013	8,093	878	—	12,984
Less: cash and cash equivalents of discontinued operations—end of period	—	(2,788)	—	—	(2,788)

Cash and cash equivalents of continuing operations—end of period	$4,013	$5,305	$878	$—	$10,196

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(3,501)	$21,467	$401	$—	$18,367
Net cash provided by operating activities from discontinued operations	—	192	—	—	192

Net cash (used in) provided by operating activities	(3,501)	21,659	401	—	18,559
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(38)	—	—	(38)
Proceeds from the sale of property and equipment	—	79	—	—	79
Purchase of property, plant and equipment	(16)	(13,883)	—	—	(13,899)

Net cash used in investing activities from continuing operations	(16)	(13,842)	—	—	(13,858)
Net cash used in investing activities from discontinued operations	—	(915)	—	—	(915)

Net cash used in investing activities	(16)	(14,757)	—	—	(14,773)
Cash flows from financing activities:
Proceeds from revolving credit facility	4,000	—	—	—	4,000
Payments on revolving credit facility	(4,000)	—	—	—	(4,000)
Payments for deferred financing costs	(184)	—	—	—	(184)
Payments on notes payable and capital leases	—	(1,229)	—	—	(1,229)
Payments of contingent consideration and other financing activities	—	(8)	—	—	(8)

Net cash used in financing activities from continuing operations	(184)	(1,237)	—	—	(1,421)
Net cash used in financing activities from discontinued operations	—	(400)	—	—	(400)

Net cash used in financing activities	(184)	(1,637)	—	—	(1,821)

Net (decrease) increase in cash	(3,701)	5,265	401	—	1,965
Cash and cash equivalents—beginning of period	5,819	9,536	856	—	16,211

Cash and cash equivalents—end of period	2,118	14,801	1,257	—	18,176
Less: cash and cash equivalents of discontinued operations—end of period	—	(312)	—	—	(312)

Cash and cash equivalents of continuing operations—end of period	$2,118	$14,489	$1,257	$—	$17,864

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.

Company Overview

Nuverra Environmental Solutions, Inc. is among the largest companies in the United States dedicated to providing comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations. Nuverra’s strategy is to provide one-stop, total environmental solutions, including delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of shale oil and natural gas.

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

We operate through two business segments—Shale Solutions and Industrial Solutions. During the fourth quarter of 2013, our board of directors approved and committed to a plan to divest TFI, which comprises our Industrial Solutions business segment. As a result, we consider TFI to be held for sale and its assets and liabilities, results of operations and cash flows are presented as discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2014 and 2013. See further discussion in the following paragraphs and in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements herein for further information.

The Shale Solutions segment consists of our operations in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale areas: includes our operations in the Bakken, the Utica, the Eagle Ford, the Mississippian and the Permian Basin shale areas.

•	Gas shale areas: includes our operations in the Marcellus, the Haynesville and the Barnett (which we substantially exited during the three months ended March 31, 2014) shale areas.

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

Trends Affecting Our Operating Results

Our results are driven by demand for our services, which are in turn affected by E&P trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental products being managed) and active wells (which impacts the amount of produced water being managed). Activity in the oil and gas drilling industry is also affected by market prices for those commodities, with persistent low natural gas prices and generally high oil prices driving reduced drilling and production in “dry” gas shale areas such as the Barnett, Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource and increased activity in the liquids-rich or “wet” gas shale areas, such as the Utica, Eagle Ford, Mississippian and Bakken Shale areas, where oil and natural gas liquids are the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. The industry-wide redeployment of assets from natural gas basins to oil-and liquids-rich basins has resulted in downward pressure on pricing and utilization, particularly in Texas.

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

Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, including integration costs, which can limit comparability of our results from period to period. We completed three acquisitions in the year ended December 31, 2013, and six acquisitions during 2012, including Power Fuels and TFI, which were among our largest to date. We may complete other acquisitions in 2014 and beyond that will substantially change our future operating results from our historical operating results. The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue – from predominantly oil shale areas (a)	$97,145	$92,811
Revenue – from predominantly gas shale areas (b)	30,869	37,836

Total revenue	128,014	130,647
Loss from continuing operations before income taxes	(20,718)	(17,941)
Loss from continuing operations	(11,914)	(4,005)
EBITDA (c)	12,243	23,525

(a)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominantly oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Tuscaloosa Marine, Mississippian and Permian Basin shale areas.

(b)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominantly gas-rich areas consisting of the Marcellus, Haynesville and Barnett shale areas (prior to our exit from this basin during the three months ended March 31, 2014).

(c)	Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (“GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources—EBITDA”.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions to Form 10-Q and the rules and regulations of the SEC. These statements include all normal reoccurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2013 Annual Report on Form 10-K.

For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs and also “Risk Factors — Risks Related to Our Company” in Part I, Item 1A of our 2013 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Percent of Revenue Three Months Ended March 31,		Increase (Decrease) 2014 versus 2013
	2014	2013	2014	2013
Non-rental revenue	$109,844	$109,324	85.8%	83.7%	$520	0.5%
Rental revenue	18,170	21,323	14.2%	16.3%	(3,153)	-14.8%

Total revenue	128,014	130,647	100.0%	100.0%	(2,633)	-2.0%
Costs and expenses:
Direct operating expenses	93,626	92,012	73.1%	70.4%	1,614	1.8%
General and administrative expenses	18,548	14,079	14.5%	10.8%	4,469	31.7%
Depreciation and amortization	20,911	28,051	16.3%	21.5%	(7,140)	-25.5%

Total costs and expenses	133,085	134,142	104.0%	102.7%	(1,057)	-0.8%

Loss from operations	(5,071)	(3,495)	-4.0%	-2.7%	1,576	45.1%
Interest expense, net	(12,050)	(13,415)	-9.4%	-10.3%	(1,365)	-10.2%
Other expense, net	(420)	(1,031)	-0.3%	-0.8%	(611)	-59.3%
Loss on extinguishment of debt	(3,177)	—	-2.5%	0.0%	3,177	NM

Loss from continuing operations before income taxes	(20,718)	(17,941)	-16.2%	-13.7%	2,777	15.5%
Income tax benefit	8,804	13,936	6.9%	10.7%	(5,132)	-36.8%

Loss from continuing operations	(11,914)	(4,005)	-9.3%	-3.1%	7,909	197.5%
Income (loss) from discontinued operations, net of income taxes	459	(8,627)	0.4%	-6.6%	(9,086)	105.3%

Net loss attributable to common stockholders	$(11,455)	$(12,632)	-8.9%	-9.7%	$(1,177)	-9.3%

Non-Rental Revenue

Non-rental revenue for the three months ended March 31, 2014 was $109.8 million, up slightly from $109.3 million for the prior year period. The increase included fees for the transportation and landfill disposal of oilfield solid wastes in North Dakota following the acquisition of Ideal Oilfield Disposal, LLC in July 2013. This increase was partially offset by reduced activity levels in all shale basins except the Bakken, which showed meaningful growth despite inclement weather. Our business in the Marcellus/Utica shale area was negatively impacted by severe winter weather as well as the interruption of the operations of one of our largest customers due to a gas well explosion and fire in February 2014. Additionally, activity levels in the Eagle Ford shale area for the three months ended March 31, 2014 were weaker than in the same period of 2013; however, activity levels and pricing have stabilized and begun to improve in recent months.

Rental Revenue

Rental revenue for the three months ended March 31, 2014 was $18.2 million, down $3.2 million from $21.3 million for the prior year period. The decrease primarily consisted of generally lower utilization across all regions and weaker pricing in both the Marcellus/Utica and Haynesville shale areas.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2014 were $93.6 million, up $1.6 million from $92.0 million for the prior year period. The increase was driven primarily by higher overall employee compensation costs, specifically in the Bakken shale area.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 amounted to $18.5 million, up $4.4 million from $14.1 million for the corresponding period of 2013. The higher costs primarily related to increased personnel costs associated with higher staffing levels, costs associated with the termination of an executive employment agreement and severance costs related to accounting and administrative integration efforts.

Additionally, general and administrative expenses in the three month period ended March 31, 2014 include approximately $1.9 million of non-routine litigation expenses, including for the Texas Jury Verdict matter described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements herein. For the three months ended March 31, 2013, general and administrative expenses included $2.4 million related to the settlement of a shareholder derivative claim.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2014 was $20.9 million, down $7.1 million from $28.0 million for the prior year period. The decrease is largely attributable to the reduction in basis resulting from the long-lived asset impairment charges totaling $111.9 million recorded in the year ended December 31, 2013, including write-downs to the freshwater pipeline, disposal wells and equipment.

Interest Expense, net

Interest expense, net during the three months ended March 31, 2014 was $12.1 million compared to $13.4 million for the prior year period. The decrease in interest expense was primarily attributable to a lower average interest rate on the ABL Facility as compared to the Amended Revolving Credit Facility, lower interest on capital leases and reduced amortization of deferred financing costs as a result of the write-off of a portion of such costs associated with the Amended Revolving Credit Facility (see “Loss on Extinguishment of Debt” below).

Other Expense, net

Other expense, net was $0.4 million for the three months ended March 31, 2014 compared to $1.0 million for the prior year period.

Loss on Extinguishment of Debt

In February 2014, we entered into the ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with our Amended Revolving Credit Facility of approximately $3.2 million during the three months ended March 31, 2014.

Income Taxes

Our income tax benefit for the three months ended March 31, 2014 was $8.8 million, resulting in an effective tax rate of 42.5%. This rate differs from the federal statutory rate of 35.0%, primarily due to the tax impact of state taxes, nondeductible expenses and income attributable to the minority shareholder of AWS. The effective income tax rate for the three months ended March 31, 2013 was 77.7% which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes, nondeductible expenses, and income attributable to the minority shareholder of AWS and by $1.5 million of out-of-period adjustments to deferred taxes recorded in the three months ended March 31, 2013 associated with certain acquired intangible assets.

We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life. Although we have incurred losses in recent years, at December 31, 2013 we determined that the reversal of our deferred tax liabilities would generate sufficient taxable income in future years to utilize our deferred tax assets prior to the expiration of our NOLs. Through March 31, 2014, we’ve recorded tax operating losses; however, we expect taxable income for the year. If we were to generate additional losses in the near future, our deferred tax liabilities may not be sufficient to fully realize all of our deferred tax assets, and a valuation allowance will be required.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our primary source of capital is from cash generated by our operations with additional sources of capital from borrowings available under our ABL facility as well as additional debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions.

The following table summarizes our sources and uses of cash from continuing operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
Net cash provided by (used in):	2014	2013
Operating activities	$(373)	$18,367
Investing activities	(6,192)	(13,858)
Financing activities	7,978	(1,421)

Net increase in cash and cash equivalents	$1,413	$3,088

As of March 31, 2014, we had cash and cash equivalents of $10.2 million, an increase of $1.4 million from December 31, 2013. Generally, we manage our cash flow by drawing on our ABL Facility to fund short-term cash needs and by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our ABL Facility.

Operating Activities — Net cash used in operating activities was $0.4 million for the three months ended March 31, 2014. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $4.2 million. Changes in operating assets and liabilities used $4.6 million primarily due to an increase in accounts receivable partially offset by an increase in accounts payable and accrued liabilities. The non-cash items and other adjustments included $20.9 million of depreciation and amortization of intangible assets and the loss on extinguishment of debt of $3.2 million, partially offset by a decrease in deferred income taxes of $8.8 million.

Net cash provided by operating activities was $18.4 million for the three months ended March 31, 2013. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $13.5 million. Changes in operating assets and liabilities provided an additional $4.9 million primarily related to an increase in accounts payable and accrued liabilities partially offset by increased accounts receivable. The non-cash items and other adjustments included $28.1 million of depreciation and amortization of intangible assets partially offset by a decrease in deferred income taxes of $13.2 million.

Investing Activities — Net cash used in investing activities, primarily related to the purchases of property, plant and equipment, was $6.2 million for the three months ended March 31, 2014 as compared to $13.9 million for the three months ended March 31, 2013. Capital expenditures in the first quarter of 2013 included $9.8 million for upgrades to our produced water pipeline in the Haynesville shale area.

Financing Activities — Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2014 and consisted of $9.7 million of net borrowings under our credit facilities, $1.4 million of payments under capital leases and notes payable and $0.3 million in other disbursements.

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2013 and consisted of $1.2 million of payments under capital leases and notes payable and $0.2 million in other disbursements.

Capital Expenditures

Cash required for capital expenditures (related to continuing operations) for the three months ended March 31, 2014 totaled $7.7 million compared to $13.9 million for the three months ended March 31, 2013. Capital expenditures for the three months ended March 31, 2014 primarily included payments for a thermal desorption system as part of the expansion of solids treatment capabilities at our North Dakota landfill site and other equipment. As noted previously, capital expenditures in the first quarter of 2013 included capital outlays for our produced water pipeline. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited previously. Such equipment additions under capital leases totaled approximately $2.3 million for the three months ended March 31, 2013 and there were no fleet purchases under capital leases for the three months ended March 31, 2014. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for 2014, as well as any growth initiatives or acquisitions we choose to pursue, will be financed through cash flow from operations, borrowings under our revolving credit facility, issuances of debt or equity or a combination of the foregoing.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of March 31, 2014, we had $567.3 million of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $148.8 million under the ABL Facility, and $18.5 million of capital leases and installment notes payable for vehicle financings. As of March 31, 2014, our unused borrowing capacity under the ABL Facility was approximately $91.8 million. As of May 5, 2014, the outstanding balance under the ABL Facility was approximately $169.9 million.

Revolving Credit Agreement

In February 2014, we entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced our Amended Revolving Credit Facility. Initially, the ABL Facility provided a maximum credit amount of $200.0 million, with an increase of up to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. In March 2014, the Company expanded the ABL Facility to increase the maximum availability from $200.0 million to $245.0 million and also incurred the accordion feature from $25.0 million to $50.0 million. The terms and pricing of the facility remain the same and are unaffected by the upsizing of the facility size. The ABL Facility is being used to support ongoing working capital needs and other general corporate purposes, including growth initiatives and may be utilized for the potential repurchase of a portion of the Company’s currently outstanding 2018 Notes. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of our assets.

There have been no changes to the principal terms of our $400.0 million of 2018 Notes and the ABL Facility (except those described above) from those disclosed in Note 10 to the consolidated financial statements in our 2013 Annual Report on Form 10-K.

Planned Sale of TFI

In March 2014, the Company entered into a Stock Purchase Agreement with respect to the sale of 100% of the common stock of its wholly-owned subsidiary, Thermo Fluids Inc., to VeroLube, Inc. (“VeroLube”) in exchange for $165.0 million in cash and $10.0 million in VeroLube stock. Closing of the transaction is subject to customary closing conditions, including regulatory approvals, confirmatory environmental due diligence and a buyer financing contingency. Subject to the satisfaction of closing conditions, the sale is expected to close late in the second quarter of 2014. We anticipate using all of the net proceeds from the sale to reduce outstanding indebtedness under the ABL Facility and for other general corporate purposes. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Off Balance Sheet Arrangements

None.

EBITDA

As a supplement to the financial statements in this Quarterly Report on Form 10-Q, which are prepared in accordance with GAAP, we also present EBITDA. EBITDA is consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe this information is useful to financial statement users in evaluating our financial performance. We also use EBITDA to evaluate our financial performance, make business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. EBITDA is not a measure of performance calculated in accordance with GAAP and there are material limitations to its usefulness on a stand-alone basis. EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Financial statement users should use EBITDA in addition to, and not as an alternative to, net income (loss) as defined under and calculated in accordance with GAAP.

The table below provides reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss from continuing operations	$(11,914)	$(4,005)
Depreciation of property, plant and equipment	16,607	22,057
Amortization of intangible assets	4,304	5,994
Interest expense, net	12,050	13,415
Income tax benefit	(8,804)	(13,936)

EBITDA	$12,243	$23,525

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies in the three months ended March 31, 2014 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2013 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Legal Matters—Litigation” in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Stock Purchase Agreement dated as of March 10, 2014 between Nuverra Environmental Solutions, Inc. and VeroLube, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC March 14, 2014).

10.1	Amended and Restated Credit Agreement, dated February 3, 2014, by and among the Company, as borrower; Wells Fargo Bank, National Association, a national banking association, as administrative agent; Wells Fargo, Bank of America, N.A., a national banking association, and RBS Citizens, N.A., a national banking association, as joint lead arrangers; Wells Fargo, Bank of America and RBS Citizens, as joint book runners; Bank of America and RBS Citizens, as co-syndication agents; and Wells Fargo, Bank of America and Citizens Bank of Pennsylvania, as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2014).

10.1A	Joinder and First Amendment to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as agent for the Lenders, the Lenders party thereto, Nuverra Environmental Solutions, Inc., Capital One Business Credit Corporation and CIT Finance LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC March 24, 2014).

10.2	Amended and Restated Guaranty and Security Agreement, dated February 3, 2014, by and among the Company, Heckmann Environmental Services, Inc., Thermo Fluids Inc., Heckmann Water Resources Corporation, Heckmann Water Resources (CVR), Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels LLC, Badlands Power Fuels, LLC, Landtech Enterprises, LLC, Badlands Leasing and LLC, Ideal Oilfield Disposal, LLC; and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2014).

10.3	Intercompany Subordination Agreement, dated February 3, 2014, by and among the Company, Heckmann Environmental Services, Inc., Thermo Fluids Inc., Heckmann Water Resources Corporation, Heckmann Water Resources (CVR), Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels LLC, Badlands Power Fuels, LLC, Landtech Enterprises, LLC, Badlands Leasing, LLC and Ideal Oilfield Disposal, LLC; and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2014).

10.4	Patent Security Agreement, dated February 3, 2014, by and between the Company and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2014).

10.5	First Amendment, dated as of March 10, 2014, to the Stockholder’s Agreement, dated as of November 30, 2012, by and among the Company, Mr. Johnsrud, and JPJ LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC March 10, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2014

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer

/s/ Jay C. Parkinson
Name:	Jay C. Parkinson
Title:	Executive Vice President and Chief Financial Officer