Form 10-Q
period 2014-06-30
Nuverra Environmental Solutions, Inc.
filed 2014-08-07
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2014 was 26,731,131.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•	the potential benefits of our completed and future merger, acquisition, disposition and financing transactions, including the potential sale of Thermo Fluids Inc.; and

•	plans to increase operational capacity, including additional trucks, saltwater disposal wells, frac tanks, landfills, processing and treatment facilities and pipeline construction or expansion.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	financial results that may be volatile and may not reflect historical trends due to, among other things, acquisition and disposition activities, fluctuations in consumer trends, pricing pressures, changes in raw material or labor prices or rates related to our business and changing regulations or political developments in the markets in which we operate;

•	risks associated with our indebtedness, including our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including the indenture governing our notes;

•	difficulties in identifying and completing acquisitions and divestitures, and differences in the type and availability of consideration or financing for such acquisitions and divestitures;

•	difficulties encountered in integrating acquired or merged assets, businesses, employees and management teams;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	fluctuations in prices and demand for commodities such as oil and natural gas;

•	changes in customer drilling and completion activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

•	risks associated with the operation, construction and development of saltwater disposal wells and pipelines, including access to additional disposal well locations and pipeline rights-of-way, unscheduled delays or inefficiencies and reductions in volume due to micro- and macro-economic factors or the availability of less expensive alternatives;

•	the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets;

•	changes in economic conditions in the markets in which we operate or in the world generally, including as a result of political uncertainty;

•	reduced demand for our services due to regulatory or other influences related to extraction methods such as hydraulic fracturing, shifts in production among shale areas in which we operate or into shale areas in which we do not currently have operations or the loss of key customers;

•	control of costs and expenses;

•	present and possible future claims, litigation or enforcement actions or investigations;

•	natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism, or extreme weather conditions, that may impact our corporate headquarters, assets, including wells or pipelines, distribution channels, or which otherwise disrupt our or our customers’ operations or the markets we serve;

•	the threat or occurrence of international armed conflict;

•	the unknown future impact on our business from the legislation and governmental rulemaking, including the Affordable Care Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated thereunder;

•	risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction businesses, particularly relating to water usage, disposal, transportation and treatment; and

•	other risks identified in this Quarterly Report or referenced from time to time in our filings with the United States Securities and Exchange Commission (the “SEC”).

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$3,347	$8,783
Restricted cash	112	110
Accounts receivable, net of allowance of doubtful accounts of $6.4 and $5.5 million at June 30, 2014 and December 31, 2013, respectively	96,929	87,086
Inventories	3,662	3,328
Prepaid expenses and other receivables	4,433	10,457
Deferred income taxes	22,123	30,072
Other current assets	125	409
Current assets held for sale	25,458	21,446

Total current assets	156,189	161,691

Property, plant and equipment, net of accumulated depreciation of $122.4 and $137.3 million at June 30, 2014 and December 31, 2013, respectively	483,020	498,541
Equity investments	4,032	4,032
Intangibles, net	140,663	149,363
Goodwill	408,696	408,696
Other assets	19,719	21,136
Long-term assets held for sale	169,230	167,304

Total assets	$1,381,549	$1,410,763

Liabilities and Equity
Accounts payable	$23,252	$33,229
Accrued liabilities	66,385	63,431
Current portion of contingent consideration	9,924	13,113
Current portion of long-term debt	6,326	5,464
Financing obligation to acquire non-controlling interest	10,394	—
Current liabilities of discontinued operations	9,683	9,301

Total current liabilities	125,964	124,538

Deferred income taxes	28,069	42,982
Long-term portion of debt	573,503	549,713
Long-term portion of contingent consideration	1,461	2,344
Financing obligation to acquire non-controlling interest	—	10,104
Other long-term liabilities	3,984	4,324
Long-term liabilities of discontinued operations	31,719	32,389

Total liabilities	764,700	766,394

Commitments and contingencies
Common stock	28	27
Additional paid-in capital	1,348,412	1,341,209
Treasury stock	(19,503)	(19,503)
Accumulated deficit	(712,088)	(677,364)

Total equity of Nuverra Environmental Solutions, Inc.	616,849	644,369

Total liabilities and equity	$1,381,549	$1,410,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Non-rental revenue	$107,299	$114,495	$217,143	$223,819
Rental revenue	19,563	20,482	37,733	41,805

Total revenue	126,862	134,977	254,876	265,624
Costs and expenses:
Direct operating expenses	92,757	95,644	186,383	187,656
General and administrative expenses	24,655	15,403	43,203	29,482
Depreciation and amortization	21,370	28,003	42,281	56,054
Restructuring, impairment and exit costs	—	4,952	—	4,952

Total costs and expenses	138,782	144,002	271,867	278,144

Loss from operations	(11,920)	(9,025)	(16,991)	(12,520)
Interest expense, net	(12,969)	(13,256)	(25,019)	(26,671)
Other income (expense), net	472	(208)	52	(1,239)
Loss on extinguishment of debt	—	—	(3,177)	—

Loss from continuing operations before income taxes	(24,417)	(22,489)	(45,135)	(40,430)
Income tax (expense) benefit	(305)	824	8,499	14,760

Loss from continuing operations	(24,722)	(21,665)	(36,636)	(25,670)
Income from discontinued operations, net of income taxes	1,453	8,816	1,912	189

Net loss attributable to common stockholders	$(23,269)	$(12,849)	$(34,724)	$(25,481)

Net loss per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(0.97)	$(0.89)	$(1.45)	$(1.07)
Basic and diluted income from discontinued operations	0.06	0.36	0.08	0.01

Net loss per basic and diluted common share	$(0.91)	$(0.53)	$(1.37)	$(1.06)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	25,524	24,241	25,273	24,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(34,724)	$(25,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of income taxes	(1,912)	(189)
Depreciation	33,581	43,721
Amortization of intangible assets	8,700	12,333
Amortization of deferred financing costs	1,646	2,411
Amortization of original issue discounts and premiums, net	72	72
Stock-based compensation	1,408	2,123
Impairment of property, plant and equipment	—	3,499
(Gain) loss on disposal of property, plant and equipment	(2,248)	95
Bad debt expense	1,014	915
Loss on extinguishment of debt	3,177	—
Deferred income taxes	(6,965)	(14,955)
Other, net	1,147	816
Changes in operating assets and liabilities, net of business acquisitions and purchase price adjustments:
Accounts receivable	(10,857)	6,956
Prepaid expenses and other receivables	6,024	(1,317)
Accounts payable and accrued liabilities	(3,429)	2,781
Other assets and liabilities, net	(515)	566

Net cash (used in) provided by operating activities from continuing operations	(3,881)	34,346
Net cash provided by operating activities from discontinued operations	2,880	2,130

Net cash (used in) provided by operating activities	(1,001)	36,476

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(738)
Proceeds from the sale of property, plant and equipment	3,810	477
Purchases of property, plant and equipment	(23,943)	(21,400)
Proceeds from acquisition-related working capital adjustment	—	2,067

Net cash used in investing activities from continuing operations	(20,133)	(19,594)
Net cash used in investing activities from discontinued operations	(2,262)	(1,600)

Net cash used in investing activities	(22,395)	(21,194)

Cash flows from financing activities
Proceeds from revolving credit facility	50,725	17,000
Payments on revolving credit facility	(27,700)	(34,500)
Payments for deferred financing costs	(734)	(229)
Payments on notes payable and capital leases	(2,700)	(2,596)
Other financing activities	(1,013)	(529)

Net cash provided by (used in) financing activities from continuing operations	18,578	(20,854)
Net cash used in financing activities from discontinued operations	—	(400)

Net cash provided by (used in) financing activities	18,578	(21,254)

Net decrease in cash and cash equivalents	(4,818)	(5,972)
Cash and cash equivalents - beginning of period	9,212	16,211

Cash and cash equivalents - end of period	4,394	10,239
Less: cash and cash equivalents of discontinued operations - end of period	1,047	1,565

Cash and cash equivalents of continuing operations - end of period	$3,347	$8,674

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,869	$23,835
Cash paid for taxes, net	273	391
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for business acquisitions	$—	$17,585
Common stock issued for contingent consideration	3,789	—
Purchases of property, plant and equipment under capital leases	—	5,774
Property, plant and equipment purchases in accounts payable	3,193	6,340
Restricted cash payable to former sole owner of Power Fuels	112	—
Conversion of accrued interest on principal debt balance	1,799	—
Deferred financing costs financed through principal debt balance	2,541	—
Deferred financing costs in accounts payable and accrued liabilities	101	—

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

The Company’s condensed consolidated balance sheet as of December 31, 2013, included herein, has been derived from the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014 (“2013 Annual Report on Form 10-K”). Unless stated otherwise, any reference to income statement items in these accompanying unaudited interim condensed consolidated financial statements refers to results from continuing operations. The Company has not included a statement of comprehensive income as there were no transactions to report in the periods presented. In addition, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted from these financial statements and related notes pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2013 Annual Report on Form 10-K as well as other information it has filed with the SEC.

Reclassifications

Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated statements of financial position, operations and cash flows in order to conform to the current year’s presentation, including recasting our Industrial Solutions business comprised of Thermo Fluids Inc. (“TFI”) as held-for-sale and discontinued operations. Certain similar line items in the condensed consolidated statements of operations and cash flows have been combined to present a more concise and easier to follow presentation. Additionally, the condensed consolidated statements of operations now contain the line items “Direct operating expenses” and “Depreciation and amortization.” “Direct operating expenses” was previously reported as “Costs of revenues.” Depreciation expense was previously presented as a component of “Costs of revenues” and “General and administrative expenses” of approximately $21.9 million and $0.4 million, respectively, for the three months ended June 30, 2013. Depreciation expense was previously presented as a component of “Costs of revenues” and “General and administrative expenses” of approximately $44.2 million and $0.9 million, respectively, for the six months ended June 30, 2013. The Company also adjusted approximately $45.9 million and $7.2 million of gross carrying value of previously impaired property, plant and equipment and intangibles and accumulated depreciation and amortization, respectively, with no change to the net balances as of December 31, 2013.

(2) Significant Accounting Policies

There have been no material changes or developments in the Company’s significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies that are “Critical Accounting Policies and Estimates” as disclosed in the Company’s 2013 Annual Report on Form 10-K.

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in this update will be added to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. The standard changes the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendment adds a requirement to the threshold for items held for sale or disposed of that the discontinuation of the component of the entity must also have a strategic shift with a major effect on operations and financial results. Additionally, an asset held for sale on acquisition will have to meet all of the held for sale criteria on the acquisition date. The amendment removed the prohibition of significant ongoing involvement in the operations of the component of the entity. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2014, which for the Company is the reporting period beginning January 1, 2015. The amendment does not apply to components classified as held for sale before the effective date and does not change the presentation of components previously classified as discontinued operations. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605.

The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications. The amendments in this update are effective retrospectively or modified retrospectively for reporting periods beginning after December 15, 2016, which for the Company is the reporting period starting January 1, 2017. The Company is reviewing the guidance in ASU 2014-09 and has not yet assessed the impact, if any, on its consolidated financial statements and has not determined its method of adoption.

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

Pursuant to Accounting Standards Codification (“ASC”) 260-10-45-18, an entity that reports a discontinued operation in a period shall use income (loss) from continuing operations, adjusted for preferred dividends, as the control number in determining whether potential common equivalent shares are dilutive or antidilutive. That is, the same number of potential common equivalent shares used in computing the diluted per-share amount for income (loss) from continuing operations shall be used in computing all other reported diluted per-share amounts even if those amounts would be antidilutive to their respective basic per-share amounts. For the three and six months ended June 30, 2014 and 2013, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted EPS from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the three and six months ended June 30, 2014 and 2013, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from income (loss) from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods based on the guidance referenced above.

The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations	$(24,722)	$(21,665)	$(36,636)	$(25,670)
Income from discontinued operations	1,453	8,816	1,912	189

Net loss attributable to common stockholders	$(23,269)	$(12,849)	$(34,724)	$(25,481)

Denominator:
Weighted average shares - basic	25,524	24,241	25,273	24,042
Common stock equivalents	—	—	—	—

Weighted average shares - diluted	25,524	24,241	25,273	24,042

Basic and diluted loss per common share from continuing operations	$(0.97)	$(0.89)	$(1.45)	$(1.07)
Basic and diluted income per common share from discontinued operation	0.06	0.36	0.08	0.01

Net loss per basic and diluted common share	$(0.91)	$(0.53)	$(1.37)	$(1.06)

Antidilutive stock-based awards excluded	222	318	237	312

(4) Intangible Assets

Intangible assets consist of the following:

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$156,495	$(29,624)	$126,871	$156,495	$(21,516)	$134,979
Disposal permits	1,232	(171)	1,061	1,232	(95)	1,137
Customer contracts	17,352	(4,621)	12,731	17,352	(4,105)	13,247

	$175,079	$(34,416)	$140,663	$175,079	$(25,716)	$149,363

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

In addition to the annual goodwill impairment test performed as of September 30, the Company tests its goodwill and long-lived assets including other identifiable intangible assets with useful lives for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the second quarter ended June 30, 2014, the Company considered a number of relevant factors which are potential indicators of impairment, including (among others) the potential impacts of the planned organizational re-alignment of its continuing operations and the Company’s current and near-term financial results as well as the fact that the market price of the Company’s common stock, taking into consideration potential control premiums, has wavered above and below its book value since the third quarter of 2013, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

The reporting units and related long-lived assets and goodwill at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014				December 31, 2013
	Shale Solutions	AWS	Pipeline	Total	Shale Solutions	AWS	Pipeline	Total

Property, plant and equipment, net	$398,929	$10,945	$69,695	$479,569	$414,068	$10,559	$71,518	$496,145
Intangibles, net	126,080	1,225	13,358	140,663	134,059	1,300	14,004	149,363
Goodwill	390,767	10,672	7,257	408,696	390,767	10,672	7,257	408,696

Total	$915,776	$22,842	$90,310	$1,028,928	$938,894	$22,531	$92,779	$1,054,204

Based on these factors, the Company is required to perform impairment tests and as such, is currently conducting an analysis of both its long-lived assets and goodwill to determine whether the carrying values are fully recoverable. To the extent the Company’s analysis indicates that either goodwill and/or any long-lived assets are not recoverable, the Company will determine the fair value of its long-lived assets and reporting units and associated goodwill and recognize an impairment charge for the difference between the carrying values and respective fair values. This analysis is expected to be completed in the quarter ended September 30, 2014 and the results will be reported at that time.

In late 2013, the Company announced a plan to realign its Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Eagle Ford and Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in late 2014. In connection with these planned organizational changes, the Company is evaluating whether the new operating divisions constitute separate operating segments and if so, whether two or more of them should be aggregated into one or more reportable segments. Additionally, the Company will continue to evaluate the potential impact of the new organizational structure on its reporting units, which is the level of reporting at which goodwill is tested for impairment. To the extent the Company concludes the composition of its reporting units has changed, the Company will allocate goodwill on a relative fair value basis to the new reporting units impacted by the reorganization and will test the newly-allocated goodwill for impairment. The Company may be required to record impairment of its goodwill and other intangible assets as a result of this reallocation.

(6) Restructuring, Impairment and Exit Costs

In June 2013, the Company initiated a plan to restructure its business in certain shale basins and reduce costs, including a partial exit from the Tuscaloosa Marine Shale basin. In doing so, the Company recorded a charge of approximately $5.0 million in the three months ended June 30, 2013. The charges are characterized as restructuring, impairment and exit costs in the accompanying condensed consolidated statements of operations and consisted of the following.

June 30,
2013
Severance and termination benefits	$944
Contract termination and exit costs	509
Asset impairment	3,499

Total restructuring, impairment and exit costs	$4,952

Approximately $4.0 million of the total charge was recorded in the Shale Solutions operating segment while the remainder was recognized at the corporate level. The liability for one-time termination benefits and contract termination costs totaled approximately $1.5 million of which $0.6 million remained in accrued expenses in the condensed consolidated balance sheet as of December 31, 2013. No amounts remained in accrued expenses as of June 30, 2014. The asset impairment charge relates primarily to write-downs of real estate, leasehold improvements and a salt water disposal well in the Tuscaloosa Marine shale basin.

(7) Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value used significant unobservable inputs (Level 3) and were as follows:

Fair Value
June 30, 2014
Assets - cost method investment	$3,382
Liabilities:
Contingent consideration	11,385
Financing obligation to acquire non-controlling interest	10,394
December 31, 2013
Assets - cost method investment	$3,382
Liabilities:
Contingent consideration	15,457
Financing obligation to acquire non-controlling interest	10,104

Contingent Consideration

The Company and its subsidiaries are liable for certain contingent consideration payments in connection with various acquisitions. The fair value of the contingent consideration obligations was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as a current portion of contingent consideration and long-term portion of contingent consideration in the Company’s condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as other income (expense), net in the Company’s condensed consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

Changes to contingent consideration obligations during the six months ended June 30, 2014 and the year ended December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Balance at beginning of period	$15,457	$10,431
Additions related to acquisitions	—	8,141
Accretion	315	293
Cash payments	(1,014)	(1,884)
Issuances of stock	(3,789)	(47)
Changes in fair value of contingent consideration, net	416	(1,477)

Balance at end of period	11,385	15,457
Less: current portion	(9,924)	(13,113)

Long-term portion of contingent consideration	$1,461	$2,344

Financing Obligation to Acquire Non-Controlling Interest

The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the noncontrolling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The noncontrolling interest holder has a put option to sell the remaining 49% to the Company under the same terms beginning in January 2015. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the instrument is accounted for as a financing of the Company’s purchase of the minority interest. Total accretion expense related to the Company’s minority interest in AWS was $0.3 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

(8) Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Accrued payroll and employee benefits	$7,361	$9,380
Accrued insurance	6,852	2,881
Accrued legal and environmental costs	32,240	33,707
Accrued taxes	2,131	1,239
Accrued interest	8,539	8,294
Amounts payable to related party (Note 13)	112	110
Accrued operating costs and other	9,150	7,820

Total accrued liabilities	$66,385	$63,431

Accrued legal and environmental costs include $22.3 million and $27.0 million at June 30, 2014 and December 31, 2013, respectively, in connection with the pending settlement of the 2010 Class Action litigation. Of such amount, $17.1 million, representing the approximate market value of the shares at June 30, 2014, is expected to be settled through the issuance of the Company’s common stock upon final approval of the settlement by the court. Additionally, approximately $6.8 million in settlement costs and legal fees related to the Texas Cases is included in accrued legal and environmental costs as of June 30, 2014 of which $5.5 million has subsequently been paid in July 2014 (Note 12).

(9) Debt

Debt consists of the following at June 30, 2014 and December 31, 2013:

			June 30, 2014			December 31, 2013
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Fair Value of Debt (f)	Carrying Value of Debt	Carrying Value of Debt
Amended Revolving Credit Facility (a)	4.61%	Nov. 2017	$—	$—	$—	$135,990
Asset-Based Revolving Credit Facility (b)	2.41%	Jan. 2018	6,041	163,354	163,354	—
2018 Notes (c)	9.875%	Apr. 2018	13,318	415,412	400,000	400,000
Vehicle Financings (d)	3.30%	Various	—	17,171	17,171	19,956

Total debt			$19,359	$595,937	580,525	555,946

Original issue discount (e)					(982)	(1,084)
Original issue premium (e)					286	315

Total debt, net					579,829	555,177
Less: current portion					(6,326)	(5,464)

Long-term portion of debt					$573,503	$549,713

(a)	The interest rate presented represents the interest rate on the $325.0 million senior secured revolving credit facility (the “Amended Revolving Credit Facility”) at December 31, 2013.
(b)	The interest rate presented represents the interest rate on the $245.0 million asset-based revolving credit facility (the “ABL Facility”) at June 30, 2014.
(c)	The interest rate presented represents the coupon rate on the Company’s outstanding $400.0 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”), excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2018 Notes is approximately 11.0%.
(d)	Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2014 and 2017. Installment notes payable and capital lease obligations were $0.7 million and $16.5 million respectively, at June 30, 2014 and were $1.1 million and $18.8 million, respectively, at December 31, 2013.
(e)	The issuance discount represents the unamortized difference between the $250.0 million aggregate principal amount of the 2018 Notes issued in April 2012 and the proceeds received upon issuance (excluding interest and fees). The issuance premium represents the unamortized difference between the proceeds received in connection with the November 2012 issuance of the 2018 Notes (excluding interest and fees) and the $150.0 million aggregate principal amount thereunder.
(f)	The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of June 30, 2014. The Company’s ABL Facility and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

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

The terms of the ABL Facility limit the amount the Company can borrow to the lesser of (a) $245.0 million or (b) 85% of the amount of the Company’s eligible accounts receivable plus the lower of (i) 95% of the net book value of the Company’s eligible rental equipment, tractors and trailers, and (ii) 85% of the appraised net orderly liquidation value of the Company’s eligible rental equipment, tractors and trailers, less any customary reserves. The borrowing base is evaluated monthly. The full $245.0 million facility is available to the Company based on the borrowing base as of June 30, 2014. The Company currently believes that eligible receivables and equipment will continue to support $245.0 million of availability under the facility. The ABL Facility includes a letter of credit sub-limit of $10.0 million and a swingline facility sub-limit equal to 10% of the total facility size for more immediate cash needs.

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

(10) Income Taxes

The following table shows the components of the income tax (expense) benefit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current income tax benefit (expense)	$1,534	$(900)	$1,534	$(195)
Deferred income tax (expense) benefit	(1,839)	1,724	6,965	14,955

Total income tax (expense) benefit	$(305)	$824	$8,499	$14,760

The effective income tax (expense) benefit rate for the three and six months ended June 30, 2014 was (1.2%) and 18.8%, which differs from the federal statutory benefit rate of 35.0% primarily due to an increase in the valuation allowance on deferred tax assets, which decreased the effective rate by 30.8% and 16.7%, respectively, and the tax impacts of state taxes, nondeductible expenses and income attributable to the minority shareholder of AWS.

The Company has significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life, generally expiring between the years 2029 and 2034. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

Although the Company has incurred losses in recent years, at December 31, 2013 and March 31, 2014 it determined that the reversal of its deferred tax liabilities (excluding deferred tax liabilities included in assets held for sale) would generate sufficient taxable income in future years to utilize its deferred tax assets prior to the expiration of its NOLs. As of June 30, 2014, the Company determined that its deferred tax liabilities may not be sufficient to fully realize all of its deferred tax assets and accordingly, a valuation allowance is required against a portion of its deferred tax assets. As a result, the income tax benefit for the three and six months ended June 30, 2014 has been reduced by $7.5 million to reflect an increase in the valuation allowance on deferred tax assets to record only the portion of the deferred tax assets that are more likely than not to be realized.

The effective income tax benefit rate for the three and six months ended June 30, 2013 was 3.7% and 36.5% which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes, nondeductible expenses, and income attributable to the minority shareholder of AWS and by $1.5 million of out-of-period adjustments to deferred taxes recorded in the three months ended March 31, 2013 associated with certain acquired intangible assets.

(11) Share-based Compensation

We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Heckmann Corporation 2009 Equity Incentive Plan (as amended, the “2009 Plan”).

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. During the six months ended June 30, 2014 and 2013 the Company granted less than 0.1 million options pursuant to the 2009 Plan. Stock-based compensation cost is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and totaled approximately $0.4 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the six months ended June 30, 2014 the Company did not grant any restricted stock awards. During the six months ended June 30, 2013, the Company awarded less than 0.1 million shares of restricted stock. During the six months ended June 30, 2013 the Company released less than 0.1 million shares of stock to certain employees upon the lapse of restrictions. Stock-based compensation expense for grants of restricted stock was $0.4 million and approximately $1.0 million for the six months ended June 30, 2014 and 2013, respectively, which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Restricted Stock Units

The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock units, based on the market value of the Company’s common shares at the date of grant. During the six months ended June 30, 2014 the Company granted 0.3 million restricted stock units. Stock-based compensation expense for grants of restricted stock units was $0.6 million for the six months ended June 30, 2014 which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2013 the Company granted less than 0.1 million shares of restricted stock units and stock-based compensation expense for such grants was $0.1 million for the six months ended June 30, 2013.

(12) Legal Matters

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

The Company’s Industrial Solutions business involves the use, handling, storage and contracting for recycling or disposal of environmentally sensitive materials, such as waste motor oil and filters, solvents, transmission fluid, antifreeze, lubricants and degreasing agents. Accordingly, the Company’s Industrial Solutions business is subject to regulation by various federal, state, and local authorities with respect to health, safety and environmental quality and standards. The Industrial Solutions business is also subject to laws, ordinances, and regulations governing the investigation and remediation of contamination at facilities we operate or to which we send hazardous substances for treatment, recycling or disposal. In particular, the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint, strict, and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, parties that generated hazardous substances that were released at such facilities and parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. The Industrial Solutions business comprised of TFI is classified as held-for-sale and discontinued operations.

Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities in connection with the Company’s compliance with environmental laws and regulations. The condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 included accruals totaling $1.8 million and $1.5 million, respectively, for various environmental matters, including the estimated costs to comply with a Louisiana Department of Environmental Quality requirement that the Company perform testing and monitoring at certain locations to confirm that prior pipeline spills were remediated in accordance with applicable requirements.

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

The Company believes that it has valid defenses with respect to legal matters pending against it. Based on its experience, the Company also believes that the damage amounts claimed in the lawsuits disclosed below are not necessarily a meaningful indicator of the Company’s potential liability. Litigation is inherently unpredictable, however, and it is possible that the Company’s results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it. The most significant litigation cases are described below:

Texas Cases

On June 4, 2012, a lawsuit was commenced in the District Court of Dimmit County, Texas, alleging wrongful death in a case involving a vehicle accident. The accident occurred in May 2012 and involved a truck owned by our subsidiary Heckmann Water Resources (CVR), Inc. (“CVR”) and one other vehicle. The case is captioned Jose Luis Aguilar, Individually; Eudelia Aguilar, Individually; Vanessa Arce, Individually; Eudelia Aguilar and Vanessa Arce, as Personal Representatives of the Estate of Carlos Aguilar; Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar; and Elsa Quinones as Next Friend of Karime and Carla Aguilar, Plaintiffs vs. Heckmann Water Resources (CVR), Inc. and Ruben Osorio Gonzalez, Defendants. On December 5, 2013, a jury verdict was rendered against CVR in the amount of $281.6 million, which amount was subsequently reduced to $163.8 million by the Dimmit County court on January 7, 2014 and then subsequently further reduced to $105.2 million when the judgment was amended by the Dimmit County court on April 1, 2014 following the initial round of post-trial motions. On January 29, 2014, a separate lawsuit was commenced in the District Court of Dimmit County, Texas captioned Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar v. Zurich American Insurance Company, Heckmann Water Resources (CVR), Inc., Heckmann Water Resources Corp., and Nuverra Environmental Solutions, Inc. f/k/a Heckmann Corp., Cause No. 14-01-12176-DCV, seeking a declaratory judgment that Nuverra Environmental Solutions, Inc. and Heckmann Water Resources Corp. are the alter egos of CVR, and therefore these entities are jointly and severally liable for the judgment against CVR in the wrongful death action.

In June 2014, the Company entered into agreements to fully settle all claims relating to the foregoing lawsuits. The settlements were approved by the Dimmit County court on July 15, 2014. In connection with the settlement of these matters, the Company agreed to fund $5.5 million of the total settlement payments to fully resolve the matter, which was subsequently paid in July 2014, with the remainder of the total settlement payment funded by the Company’s insurer. The amount of the total settlement payment is confidential per the settlement agreements. These settlement agreements include all plaintiffs and the Company’s insurer and release the Company and all of its subsidiaries from all past and future claims or liabilities related to these matters. As a result of the settlement of these cases, the Company recorded expenses of $6.8 million in the three months ended June 30, 2014 consisting of $5.5 million related to the funding of the settlement payments and $1.3 million of additional related legal expenses.

Shareholder Litigation

2010 Class Action

On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT). On March 4, 2014, the Company reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs, which will resolve all claims asserted against the Company and the individual defendants in this case. Under the terms of the Stipulation of Settlement, which was subject to approval by the court, the Company agreed to a cash payment of $13.5 million, a portion of which will come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of its common stock. The Company agreed to provide a floor value of $13.5 million on the equity portion of the settlement; however, at the time of final court approval of the Stipulation of Settlement (described below) the equity value of the settlement consideration exceeded this amount and, as a result, the number of shares to be issued as settlement consideration was fixed at 0.8 million. Cash payments of $6.1 million from the Company, and the remaining $7.4 million from insurance proceeds, were deposited into escrow in April 2014. The Stipulation of Settlement was approved by the court on June 26, 2014 and will become effective (assuming no appeal is filed) on August 27, 2014. Pursuant to the court’s approval order, one-third of the 0.8 million settlement shares and one-third of the cash settlement consideration were awarded to co-lead plaintiffs’ counsel as attorneys’ fees (in addition to reimbursement of certain court-approved expenses from the cash portion of the settlement escrow). The remaining two-thirds of the 0.8 million settlement shares are required to be deposited into escrow no later than thirty (30) days following the date settlement becomes effective. To effectively accrue for the pending settlement, the Company recorded an expense of $4.6 million in the three months ended June 30, 2014, consisting of $3.6 million related to the increase in market value of the 0.8 million shares and $1.0 million of additional related legal expenses and defense costs. Although the number of shares to be issued as part of the settlement is fixed at 0.8 million, the Company could incur additional non-cash charges in future periods if the market price per share of the remaining unissued 0.6 million shares exceeds $20.11 (the share price at June 30, 2014) upon the final settlement effective date of August 27, 2014.

2013 Shareholder Litigation

In September 2013, two separate but substantially-similar putative class action lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that the Company and the individual defendants made certain material misstatements and/or omissions relating to the Company’s operations and financial condition which caused the price of its shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated and a consolidated complaint has been filed. Defendants filed a motion to dismiss these claims in May 2014. In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that members of the Company’s board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. Also in October 2013, two identical shareholder derivative lawsuits were commenced in Arizona state court against us and certain of the Company’s current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and defendants filed a motion to dismiss these claims in June 2014. The Company and the individual defendants intend to vigorously defend themselves against the claims asserted in each of these pending actions. While the Company continues to assess these claims, the Company believes they are without merit.

The Company does not expect that the outcome of other claims and legal actions not discussed above will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(13) Related Party and Affiliated Company Transactions

There have been no significant changes to the related party transactions with Richard J. Heckmann, the former Executive Chairman of the Company’s board of directors, and Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, for the use of an aircraft, apartment rentals, purchases of fresh water for resale and use of land where certain of the Company’s saltwater disposal wells are situated as described in Note 18 to the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K. The amounts paid by the Company for these services are consistent with rates charged by non-affiliated third parties under similar arrangements and are immaterial individually and in the aggregate for the periods presented.

(14) Segments

The Company evaluates business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. In the fourth quarter of 2013, the Company’s board of directors approved and committed to a plan to divest TFI, which comprises its Industrial Solutions operating and reportable segment. As a result, the Company considers TFI to be held for sale (Note 15). As such, the Company’s reportable segment shown below represents the segment performance of the Company’s Shale Solutions business. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as assets held for sale and certain other corporate assets. The Company’s reportable segments at June 30, 2014 represent those used by the Company’s chief operating decision maker to evaluate performance and allocate resources and are consistent with its reportable segments at December 31, 2013.

Financial information for the Company’s reportable segments is as follows:

	Shale Solutions	Corporate/ Other	Total
Three months ended June 30, 2014
Revenue	$126,862	$—	$126,862
Loss from continuing operations before income taxes	(1,491)	(22,926)	(24,417)
Six months ended June 30, 2014
Revenue	$254,876	$—	$254,876
Income (loss) from continuing operations before income taxes	1,290	(46,425)	(45,135)
As of June 30, 2014
Total assets excluding those applicable to discontinued operations (a)	790,478	396,383	1,186,861
Total assets held for sale	—	194,688	194,688
Three months ended June 30, 2013
Revenue	134,977	—	134,977
Loss from continuing operations before income taxes	(1,008)	(21,481)	(22,489)
Six months ended June 30, 2013
Revenue	265,624	—	265,624
Income (loss) from continuing operations before income taxes	1,389	(41,819)	(40,430)
As of December 31, 2013
Total assets excluding those applicable to discontinued operations (a)	1,154,014	67,999	1,222,013
Total assets held for sale	—	188,750	188,750

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

In the fourth quarter of 2013, the Company announced a plan to realign its Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas, (2) the Southern Division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin shale areas and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in 2014. In connection with these planned organizational changes, the Company is evaluating whether the new operating divisions will constitute separate operating segments and if so, whether two or more of them can be aggregated into one or more reportable segments. As the organizational realignment progresses, the Company will continue to evaluate its potential impact on its reporting units, which is a level of reporting at which goodwill is tested for impairment. A reporting unit is defined as an operating segment or one level below an operating segment. To the extent the Company concludes the composition of its reporting units have changed, the Company will be required to allocate goodwill on a relative fair value basis to the new reporting units and test the newly allocated goodwill for impairment should triggering events occur.

(15) Assets Held for Sale and Discontinued Operations

Following an assessment of various alternatives regarding its Industrial Solutions business in the third quarter of 2013 and a decision to focus exclusively on its Shale Solutions business, the Company’s board of directors approved and committed to a plan to divest TFI, which comprises its Industrial Solutions operating and reportable segment, in the fourth quarter of 2013. In March 2014, the Company entered into a Stock Purchase Agreement with respect to the sale of 100% of the common stock of its wholly-owned subsidiary, Thermo Fluids Inc., to VeroLube USA, Inc. (“VeroLube”) in exchange for $165.0 million in cash and $10.0 million in VeroLube stock. In June 2014, Nuverra and VeroLube entered into an Amended and Restated Stock Purchase Agreement, which among other items, extended the closing date. Closing of the transaction is subject to customary closing conditions, including a buyer financing contingency. Subject to the satisfaction of closing conditions, the Amended and Restated Stock Purchase Agreement provides for a transaction closing deadline of August 29, 2014. The results of operations of TFI are presented as discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013. The assets and liabilities related to TFI are presented separately as assets held for sale and liabilities of discontinued operations in the Company’s condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

The following table details selected financial information of discontinued operations related to TFI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$29,759	$30,557	$57,404	$59,365

Income from operations before income taxes	$1,422	$1,302	$3,577	$946
Income tax benefit (expense)	31	7,514	(1,665)	(757)

Income from discontinued operations	$1,453	$8,816	$1,912	$189

The carrying value of the assets and liabilities of TFI that are classified as held for sale in the accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$1,047	$429
Accounts receivable, net	17,465	15,620
Inventories, net	2,459	2,328
Prepaid expenses and other receivables	4,429	2,475
Other current assets	58	594

Total current assets held for sale	25,458	21,446

Property, plant and equipment, net	28,295	26,369
Intangible assets, net	92,935	92,935
Goodwill	48,000	48,000

Total long-term assets held for sale	169,230	167,304

Total assets held for sale	$194,688	$188,750

Liabilities:
Accounts payable	$7,186	$6,625
Accrued expenses	2,497	2,676

Total current liabilities of discontinued operations	9,683	9,301

Long-term liabilities of discontinued operations—deferred income taxes	31,719	32,389

Total liabilities of discontinued operations	$41,402	$41,690

Net assets held for sale	$153,286	$147,060

(16) Subsidiary Guarantors

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

The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”), certain 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non-Guarantor Subsidiary”), as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,941	$(975)	$381	$—	$3,347
Restricted cash	—	112	—	—	112
Accounts receivable—net	—	96,042	887	—	96,929
Deferred taxes	18,356	3,767	—	—	22,123
Other current assets	1,611	6,566	43	—	8,220
Current assets held for sale	—	25,458	—	—	25,458

Total current assets	23,908	130,970	1,311	—	156,189

Property, plant and equipment, net	3,451	468,624	10,945	—	483,020
Equity investments	712,722	650	—	(709,340)	4,032
Intangible assets, net	—	139,438	1,225	—	140,663
Goodwill	—	398,024	10,672	—	408,696
Other assets	431,414	15,680	—	(427,375)	19,719
Long-term assets held for sale	—	169,230	—	—	169,230

TOTAL ASSETS	$1,171,495	$1,322,616	$24,153	$(1,136,715)	$1,381,549

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,758	$20,282	$212	$—	$23,252
Accrued liabilities	38,063	28,289	33	—	66,385
Current portion of contingent consideration	—	9,924	—	—	9,924
Current portion of long-term debt and other financing obligations	—	6,326	10,394	—	16,720
Current liabilities of discontinued operations	—	9,683	—	—	9,683

Total current liabilities	40,821	74,504	10,639	—	125,964

Deferred income taxes	(49,574)	77,643	—	—	28,069
Long-term portion of debt	562,658	10,845	—	—	573,503
Long-term portion of contingent consideration	—	1,461	—	—	1,461
Other long-term liabilities	741	429,966	652	(427,375)	3,984
Long-term liabilities of discontinued operations	—	31,719	—	—	31,719
Total shareholders’ equity	616,849	696,478	12,862	(709,340)	616,849

TOTAL LIABILITIES AND EQUITY	$1,171,495	$1,322,616	$24,153	$(1,136,715)	$1,381,549

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,839	$3,201	$1,743	$—	$8,783
Restricted cash	—	110	—	—	110
Accounts receivable—net	—	86,256	830	—	87,086
Deferred income taxes	27,167	2,905	—	—	30,072
Other current assets	6,642	7,466	86	—	14,194
Current assets held for sale	—	21,446	—	—	21,446

Total current assets	37,648	121,384	2,659	—	161,691

Property, plant and equipment, net	2,396	485,586	10,559	—	498,541
Equity investments	742,342	650	—	(738,960)	4,032
Intangible assets, net	—	148,063	1,300	—	149,363
Goodwill	—	398,024	10,672	—	408,696
Other	410,774	120,786	—	(510,424)	21,136
Long-term assets held for sale	—	167,304	—	—	167,304

TOTAL ASSETS	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,784	$27,850	$1,595	$—	$33,229
Accrued expenses	43,274	19,941	216	—	63,431
Current portion of contigent consideration	—	13,113	—	—	13,113
Current portion of long-term debt	—	5,464	—	—	5,464
Current liabilities of discontinued operations	—	9,301	—	—	9,301

Total current liabilities	47,058	75,669	1,811	—	124,538

Deferred income taxes	(34,275)	77,257	—	—	42,982
Long-term portion of debt	535,221	14,492	—	—	549,713
Long-term portion of contingent consideration	—	2,344	—	—	2,344
Other long-term liabilities	787	513,961	10,104	(510,424)	14,428
Long-term liabilities of discontinued operations	—	32,389	—	—	32,389
Total shareholders’ equity	644,369	725,685	13,275	(738,960)	644,369

TOTAL LIABILITIES AND EQUITY	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$125,960	$902	$—	$126,862
Costs and expenses:
Direct operating expenses	—	92,288	469	—	92,757
General and administrative expenses	10,575	14,063	17	—	24,655
Depreciation and amortization	164	21,009	197	—	21,370

Total costs and expenses	10,739	127,360	683	—	138,782

(Loss) income from operations	(10,739)	(1,400)	219	—	(11,920)
Interest expense, net	(12,187)	(491)	(291)	—	(12,969)
Other income, net	—	464	1	—	465
Income from equity investments	982	7	—	(982)	7

Loss from continuing operations before income taxes	(21,944)	(1,420)	(71)	(982)	(24,417)
Income tax (expense) benefit	(1,325)	1,020	—	—	(305)

Loss from continuing operations	(23,269)	(400)	(71)	(982)	(24,722)
Income from discontinued operations, net of income taxes	—	1,453	—	—	1,453

Net (loss) income attributable to common stockholders	$(23,269)	$1,053	$(71)	$(982)	$(23,269)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$133,626	$1,351	$—	$134,977
Costs and expenses:
Direct operating expenses	—	95,228	416	—	95,644
General and administrative expenses	7,581	7,802	20	—	15,403
Depreciation and amortization	203	28,064	(264)	—	28,003
Restructuring, impairment and exit costs	944	4,008			4,952

Total costs and expenses	8,728	135,102	172	—	144,002

(Loss) income from operations	(8,728)	(1,476)	1,179	—	(9,025)
Interest expense, net	(12,743)	(261)	(252)	—	(13,256)
Other expense, net	(10)	(98)	—	—	(108)
Income (loss) from equity investments	11,013	(100)	—	(11,013)	(100)

(Loss) income from continuing operations before income taxes	(10,468)	(1,935)	927	(11,013)	(22,489)
Income tax (expense) benefit	(2,381)	3,205	—	—	824

(Loss) income from continuing operations	(12,849)	1,270	927	(11,013)	(21,665)
Income from discontinued operations, net of income taxes	—	8,816	—	—	8,816

Net (loss) income attributable to common stockholders	$(12,849)	$10,086	$927	$(11,013)	$(12,849)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$253,770	$1,106	$—	$254,876
Costs and expenses:
Direct operating expenses	—	185,584	799	—	186,383
General and administrative expenses	18,998	24,170	35	—	43,203
Depreciation and amortization	327	41,559	395	—	42,281

Total costs and expenses	19,325	251,313	1,229	—	271,867

(Loss) income from operations	(19,325)	2,457	(123)	—	(16,991)
Interest expense, net	(23,923)	(805)	(291)	—	(25,019)
Other income, net	—	52	1	—	53
Income (loss) from equity investments	2,758	(1)	—	(2,758)	(1)
Loss on extinguishment of debt	(3,177)	—	—	—	(3,177)

(Loss) income from continuing operations before income taxes	(43,667)	1,703	(413)	(2,758)	(45,135)
Income tax benefit (expense)	8,943	(444)	—	—	8,499

(Loss) income from continuing operations	(34,724)	1,259	(413)	(2,758)	(36,636)
Income from discontinued operations, net of income taxes	—	1,912	—	—	1,912

Net (loss) income attributable to common stockholders	$(34,724)	$3,171	$(413)	$(2,758)	$(34,724)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$263,754	$1,870	$—	$265,624
Costs and expenses:
Direct operating expenses	—	186,871	785	—	187,656
General and administrative expenses	13,841	15,615	26	—	29,482
Depreciation and amortization	398	55,526	130	—	56,054
Restructuring, impairment and exit costs	944	4,008			4,952

Total costs and expenses	15,183	262,020	941	—	278,144

(Loss) income from operations	(15,183)	1,734	929	—	(12,520)
Interest expense, net	(25,643)	(524)	(504)	—	(26,671)
Other expense, net	(993)	(104)	—	—	(1,097)
Income (loss) from equity investments	769	(142)	—	(769)	(142)

(Loss) income from continuing operations before income taxes	(41,050)	964	425	(769)	(40,430)
Income tax benefit (expense)	15,569	(809)	—	—	14,760

(Loss) income from continuing operations	(25,481)	155	425	(769)	(25,670)
Income from discontinued operations, net of income taxes	—	189	—	—	189

Net (loss) income attributable to common stockholders	$(25,481)	$344	$425	$(769)	$(25,481)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(24,791)	$20,146	$764	$—	$(3,881)
Net cash provided by operating activities from discontinued operations	—	2,880	—	—	2,880

Net cash (used in) provided by operating activities	(24,791)	23,026	764	—	(1,001)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,810	—	—	3,810
Purchase of property, plant and equipment	(1,188)	(20,629)	(2,126)	—	(23,943)

Net cash used in investing activities from continuing operations	(1,188)	(16,819)	(2,126)	—	(20,133)
Net cash used in investing activities from discontinuing operations	—	(2,262)	—	—	(2,262)

Net cash used in investing activities	(1,188)	(19,081)	(2,126)	—	(22,395)
Cash flows from financing activities:
Proceeds from revolving credit facility	50,725	—	—	—	50,725
Payments on revolving credit facility	(27,700)	—	—	—	(27,700)
Payments for deferred financing costs	(734)	—	—	—	(734)
Payments on notes payable and capital leases	—	(2,700)	—	—	(2,700)
Payments of contingent consideration and other financing activities	3,790	(4,803)		—	(1,013)

Net cash provided by (used in) financing activities from continuing operations	26,081	(7,503)	—	—	18,578
Net cash used in financing activities from discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	26,081	(7,503)	—	—	18,578

Net increase (decrease) in cash	102	(3,558)	(1,362)	—	(4,818)
Cash and cash equivalents—beginning of period	3,839	3,630	1,743	—	9,212

Cash and cash equivalents—end of period	3,941	72	381	—	4,394
Less: cash and cash equivalents of discontinued operations—beginning of period	—	(1,047)	—	—	(1,047)

Cash and cash equivalents of continuing operations—end of period	$3,941	$(975)	$381	$—	$3,347

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities from continuing operations	$13,554	$20,315	$477	$—	$34,346
Net cash provided by operating activities from discontinued operations	—	2,130	—	—	2,130

Net cash provided by operating activities	13,554	22,445	477	—	36,476
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(700)	(38)	—	—	(738)
Proceeds from the sale of property and equipment	—	477	—	—	477
Proceeds from acquisition-related working capital adjustment	—	2,067	—	—	2,067
Purchase of property, plant and equipment	(861)	(20,518)	(21)	—	(21,400)

Net cash used in investing activities from continuing operations	(1,561)	(18,012)	(21)	—	(19,594)
Net cash used in investing activities from discontinued operations	—	(1,600)	—	—	(1,600)

Net cash used in investing activities	(1,561)	(19,612)	(21)	—	(21,194)
Cash flows from financing activities:
Proceeds from revolving credit facility	17,000	—	—	—	17,000
Payments on revolving credit facility	(34,500)	—	—	—	(34,500)
Payments for deferred financing costs	(229)		—	—	(229)
Payments on notes payable and capital leases	—	(2,596)	—	—	(2,596)
Payments of contingent consideration and other financing activities		(529)	—	—	(529)

Net cash used in financing activities from continuing operations	(17,729)	(3,125)	—	—	(20,854)
Net cash used in financing activities from discontinued operations	—	(400)	—	—	(400)

Net cash used in financing activities	(17,729)	(3,525)	—	—	(21,254)

Net (decrease) increase in cash	(5,736)	(692)	456	—	(5,972)
Cash and cash equivalents—beginning of period	5,819	9,536	856	—	16,211

Cash and cash equivalents—end of period	83	8,844	1,312	—	10,239
Less: cash and cash equivalents of discontinued operations—beginning of period	—	(1,565)	—	—	(1,565)

Cash and cash equivalents of continuing operations—end of period	$83	$7,279	$1,312	$—	$8,674

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.

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

We operate through two business segments—Shale Solutions and Industrial Solutions. During the fourth quarter of 2013, our board of directors approved and committed to a plan to divest TFI, which comprises our Industrial Solutions business segment. As a result, we consider TFI to be held for sale and its assets and liabilities, results of operations and cash flows are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013. See further discussion in the following paragraphs and in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements herein for further information.

The Shale Solutions segment consists of our operations in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale areas: includes our operations in the Bakken, Utica, Eagle Ford, Mississippian and Permian Basin shale areas.

•	Gas shale areas: includes our operations in the Marcellus, Haynesville and Barnett (which we substantially exited during the three months ended March 31, 2014) shale areas.

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

Impairment of Long-Lived Assets and Goodwill

During the year ended December 31, 2013, we recognized long-lived asset impairment charges totaling $111.9 million for write-downs to the carrying values of our freshwater pipeline in the Haynesville Shale basin of $27.0 million and certain other long-lived assets including customer relationships and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett Shale basins. Additionally, we recorded a goodwill impairment charge in our Industrial Solutions business of $98.5 million during 2013.

In addition to the annual goodwill impairment test performed as of September 30, we test our goodwill and long-lived assets including other identifiable intangible assets with useful lives for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the second quarter ended June 30, 2014, we considered a number of relevant factors which are potential indicators of impairment, including (among others) the potential impacts of the planned organizational re-alignment of our continuing operations and our current and near-term financial results as well as the fact that the market price of our common stock, taking into consideration potential control premiums, has wavered above and below its book value since the third quarter of 2013, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

The reporting units and related long-lived assets and goodwill at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014				December 31, 2013
	Shale Solutions	AWS	Pipeline	Total	Shale Solutions	AWS	Pipeline	Total
Property, plant and equipment, net	$398,929	10,945	69,695	479,569	414,068	10,559	71,518	496,145
Intangibles, net	126,080	1,225	13,358	140,663	134,059	1,300	14,004	149,363
Goodwill	390,767	10,672	7,257	408,696	390,767	10,672	7,257	408,696

Total	$915,776	$22,842	$90,310	$1,028,928	$938,894	$22,531	$92,779	$1,054,204

Based on these factors, we are required to perform impairment tests and as such, are currently conducting an analysis of both our long-lived assets and goodwill to determine whether the carrying values are fully recoverable. To the extent our analysis indicates that either goodwill and/or any long-lived assets are not recoverable, we will determine the fair value of our long-lived assets and reporting units and associated goodwill and recognize an impairment charge for the difference between the carrying values and respective fair values. This analysis is expected to be completed in the quarter ended September 30, 2014 and the results will be reported at that time.

In late 2013, we announced a plan to realign its Shale Solutions business into three operating divisions: (1) the Northeast Division comprising the Marcellus and Utica Shale areas (2) the Southern Division comprising the Haynesville, Eagle Ford and Mississippian Shale areas and Permian Basin and (3) the Rocky Mountain Division comprising the Bakken Shale area. The implementation of this organizational realignment is ongoing and is expected to be completed in late 2014. In connection with these planned organizational changes, we are evaluating whether the new operating divisions constitute separate operating segments and if so, whether two or more of them should be aggregated into one or more reportable segments. Additionally, we will continue to evaluate the potential impact of the new organizational structure on our reporting units, which is the level of reporting at which goodwill is tested for impairment. To the extent we conclude the composition of our reporting units has changed, we will allocate goodwill on a relative fair value basis to the new reporting units impacted by the reorganization and will test the newly-allocated goodwill for impairment. We may be required to record impairment of our goodwill and other intangible assets as a result of this reallocation.

Trends Affecting Our Operating Results

Our results are driven by demand for our services, which are in turn affected by E&P trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental products being managed) and active wells (which impacts the amount of produced water being managed). Activity in the oil and gas drilling industry is also affected by market prices for those commodities, with persistent low natural gas prices and generally high oil prices driving reduced drilling and production in “dry” gas shale areas such as the Barnett, Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource and increased activity in the liquids-rich or “wet” gas shale areas, such as the Utica, Eagle Ford, Mississippian and Bakken Shale areas, where oil and natural gas liquids are the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. The industry-wide redeployment of assets from natural gas basins to oil-and liquids-rich basins has resulted in downward pressure on pricing and utilization.

Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have built through acquisitions and capital expenditures over the past several years, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and gas exploration and production activities are growing, (iv) availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica shale areas, (v) labor costs, which have been generally increasing through the periods discussed due to tight labor market conditions and increased government regulation, including the Affordable Care Act, (vi) depreciation and amortization which, prior to the reduction in basis of certain long-lived assets in connection with an asset impairment charge in the three months ended September 30, 2013 have been increasing as we have expanded our asset base, (vii) developments in governmental regulations, (viii) seasonality and weather events and (ix) our health, safety and environmental performance record.

Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, including integration costs, which can limit comparability of our results from period to period. We completed three acquisitions in the year ended December 31, 2013, and six acquisitions during 2012, including Power Fuels and TFI, which were among our largest to date. We may complete other acquisitions in 2014 and beyond that will substantially change our future operating results from our historical operating results. The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the three and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue – from predominantly oil shale areas (a)	$92,213	$93,890	$189,358	$187,789
Revenue – from predominantly gas shale areas (b)	34,649	41,087	65,518	77,835

Total revenue	126,862	134,977	254,876	265,624

Loss from continuing operations before income taxes	(24,417)	(22,489)	(45,135)	(40,430)
Loss from continuing operations	(24,722)	(21,665)	(36,636)	(25,670)
EBITDA (c)	9,922	18,770	22,165	42,295

(a)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominantly oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Mississippian and Permian Basin shale areas.

(b)	Represents revenues associated with the Shale Solutions operating segment that are derived from predominantly gas-rich areas consisting of the Marcellus, Haynesville and Barnett shale areas (prior to our substantial exit from this basin during the three months ended March 31, 2014).

(c)	Defined as net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (“GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources—EBITDA”.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue		Increase (Decrease) 2014 versus 2013
	June 30,		June 30,
	2014	2013	2014	2013
Non-rental revenue	$107,299	$114,495	84.6%	84.8%	$(7,196)	-6.3%
Rental revenue	19,563	20,482	15.4%	15.2%	(919)	-4.5%

Total revenue	126,862	134,977	100.0%	100.0%	(8,115)	-6.0%
Costs and expenses:
Direct operating expenses	92,757	95,644	73.1%	70.9%	(2,887)	-3.0%
General and administrative expenses	24,655	15,403	19.4%	11.4%	9,252	60.1%
Depreciation and amortization	21,370	28,003	16.8%	20.7%	(6,633)	-23.7%
Restructuring, impairment and exit costs	—	4,952	0.0%	3.7%	(4,952)	-100.0%

Total costs and expenses	138,782	144,002	109.4%	106.7%	(5,220)	-3.6%

Loss from operations	(11,920)	(9,025)	-9.4%	-6.7%	2,895	32.1%
Interest expense, net	(12,969)	(13,256)	-10.2%	-9.8%	(287)	-2.2%
Other income (expense), net	472	(208)	0.4%	-0.2%	(680)	-326.9%

Loss from continuing operations before income taxes	(24,417)	(22,489)	-19.2%	-16.7%	1,928	8.6%
Income tax (expense) benefit	(305)	824	-0.2%	0.6%	(1,129)	-137.0%

Loss from continuing operations	(24,722)	(21,665)	-19.5%	-16.1%	3,057	14.1%
Income from discontinued operations, net of income taxes	1,453	8,816	1.1%	6.5%	(7,363)	-83.5%

Net loss attributable to common stockholders	$(23,269)	$(12,849)	-18.3%	-9.5%	$10,420	81.1%

Non-Rental Revenue

Non-rental revenue for the three months ended June 30, 2014 was $107.3 million, down $7.2 million, or 6.3% from $114.5 million in the prior year period. The decrease is primarily attributable to lower activity levels, and was partially offset by improved pricing in certain shale basins. Margin expansion through increased pricing and cost reduction continues to be an area of focus for the Company as part of its efforts to improve profitability and returns. Additionally, the Company saw increased revenues in the Bakken shale area from the management of oilfield solid wastes following its acquisition of Ideal Oilfield Disposal, LLC in July 2013.

Rental Revenue

Rental revenue for the three months ended June 30, 2014 was $19.6 million, down $0.9, or 4.5%, million from $20.5 million in the prior year period. The decrease was principally the result of lower utilization of the Company’s rental fleet.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2014 were $92.8 million, down $2.8 million from $95.6 million in the prior year period. The decrease was driven primarily by lower fuel, repairs and maintenance, and other costs, consistent with the reduced activity levels, and was partially offset by higher compensation costs, primarily in the Bakken shale area. As a percentage of total revenue, such costs increased to 73.1% in the 2014 quarter from 70.9% in the same period of 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 amounted to $24.7 million, up $9.3 million from $15.4 million in the prior year period. General and administrative expenses in the three-month period ended June 30, 2014 include approximately $12.8 million of non-recurring legal and environmental expenses, including for the Texas Cases and Shareholder Litigation described in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements. For the three months ended June 30, 2013, general and administrative expenses included $2.3 million related to integration and corporate rebranding expenses and $0.5 million of transaction costs. Excluding these costs, general and administrative expense levels decreased slightly in the 2014 period and included lower incentive and stock-based compensation expenses.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2014 was $21.4 million, down $6.6 million, or nearly 24%, from $28.0 million in the prior year period. The decrease is largely attributable to the reduction in basis resulting from the long-lived asset impairment charges totaling $111.9 million recorded in the year ended December 31, 2013, including write-downs of the freshwater pipeline, disposal wells and transportation equipment.

Restructuring, Impairment and Exit Costs

We recorded a charge totaling approximately $5.0 million in the three months ended June 30, 2013 to restructure our business in certain shale basins and improve overall operating efficiency. In addition to the costs of employee severance and termination benefits and other exit costs, the charge to earnings included the costs to significantly curtail operations in the Tuscaloosa Marine Shale, including $3.5 million associated with the impairment of certain assets in the basin.

Interest Expense, net

Interest expense, net during the three months ended June 30, 2014 was $13.0 million compared to $13.3 million in the prior year period. The reduced interest expense was primarily attributable to a lower average interest rate on the ABL Facility as compared to the Amended Revolving Credit Facility, lower interest on capital leases and reduced amortization of deferred financing costs as a result of the write-off of a portion of such costs associated with the Amended Revolving Credit Facility (see “Loss on Extinguishment of Debt” below). These decreases were partially offset by higher average borrowings on the ABL Facility during the 2014 quarter.

Other Income (Expense), net

Other income (expense), net was $0.5 million of income for the three months ended June 30, 2014 compared to $0.2 million of expense in the prior year period.

Income Taxes

Income tax expense was $0.3 million in the three months ended June 30, 2014, compared to an income tax benefit of $0.8 million in the prior year period. As described below, the primary item impacting income taxes for the three-month period ended June 30, 2014 was a significant increase in the valuation allowance for deferred tax assets.

We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”) totaling approximately $282.9 million at December 31, 2013, which have a limited life, generally expiring between the years 2029 and 2034. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the NOLs. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

Although we have incurred losses in recent years, at December 31, 2013 and March 31, 2014 we determined that the reversal of our deferred tax liabilities (excluding deferred tax liabilities related to discontinued operations) would generate sufficient taxable income in future years to utilize our NOLs prior to their expiration. Based on current information, we have determined that our deferred tax liabilities may not be sufficient to fully realize all of our deferred tax assets, and as of June 30, 2014 a valuation allowance is required against a portion of our deferred tax assets. As a result, the income tax benefit for the three months ended June 30, 2014 has been reduced by $7.5 million to reflect an increase in the valuation allowance on deferred tax assets to reflect only the portion of the deferred tax assets that are more likely than not to be realized.

Results of Operations

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Six Months Ended		Percent of Revenue		Increase (Decrease) 2014 versus 2013
	June 30,		June 30,
	2014	2013	2014	2013
Non-rental revenue	$217,143	$223,819	85.2%	84.3%	$(6,676)	-3.0%
Rental revenue	37,733	41,805	14.8%	15.7%	(4,072)	-9.7%

Total revenue	254,876	265,624	100.0%	100.0%	(10,748)	-4.0%
Costs and expenses:
Direct operating expenses	186,383	187,656	73.1%	70.6%	(1,273)	-0.7%
General and administrative expenses	43,203	29,482	17.0%	11.1%	13,721	46.5%
Depreciation and amortization	42,281	56,054	16.6%	21.1%	(13,773)	-24.6%
Restructuring, impairment and exit costs	—	4,952	0.0%	1.9%	(4,952)	-100.0%

Total costs and expenses	271,867	278,144	106.7%	104.7%	(6,277)	-2.3%

Loss from operations	(16,991)	(12,520)	-6.7%	-4.7%	4,471	35.7%
Interest expense, net	(25,019)	(26,671)	-9.8%	-10.0%	(1,652)	-6.2%
Other income (expense), net	52	(1,239)	0.0%	-0.5%	(1,291)	-104.2%
Loss on extinguishment of debt	(3,177)	—	-1.2%	0.0%	3,177	NM

Loss from continuing operations before income taxes	(45,135)	(40,430)	-17.7%	-15.2%	4,705	11.6%
Income tax benefit	8,499	14,760	3.3%	5.6%	(6,261)	-42.4%

Loss from continuing operations	(36,636)	(25,670)	-14.4%	-9.7%	10,966	42.7%
Income from discontinued operations, net of income taxes	1,912	189	0.8%	0.1%	1,723	911.6%

Net loss attributable to common stockholders	$(34,724)	$(25,481)	-13.6%	-9.6%	$9,243	36.3%

Non-Rental Revenue

Non-rental revenue for the six months ended June 30, 2014 was $217.1 million, down 3.0% from $223.8 million in the prior year period. This decrease was primarily the result of reduced activity levels. Our business in the Marcellus/Utica shale area was negatively impacted by severe winter weather during the first three months of 2014 as well as the interruption of the operations of our largest customer in the region due to a gas well explosion and fire in February 2014. Decreased activity during the period was partially mitigated by improved pricing in certain shale basins and revenues from the management of oilfield solid waste in the Bakken shale following the acquisition of Ideal Oilfield Disposal, LLC in July 2013. As noted in the quarter-over-quarter discussion, the Company intends to increase pricing whenever possible to improve margins, which could impact its revenue levels from period to period.

Rental Revenue

Rental revenue for the six months ended June 30, 2014 was $37.7 million, down $4.1 million, or nearly 10%, from $41.8 million in the prior year period, primarily as a result of lower utilization of the Company’s rental fleet.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2014 were $186.4 million, down slightly from $187.6 million in the prior year period. The decrease was primarily attributable to lower fuel costs and was partially offset by higher compensation and benefit costs. Direct operating expenses as a percentage of revenue increased to 73.1% for the six months ended June 30, 2014 as compared to 70.6% in prior year period, effecting lower activity levels.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 amounted to $43.2 million, up $13.7 million from $29.5 million in the prior year period. General and administrative expenses in the six-month period ended June 30, 2014 include approximately $14.6 million of non-recurring legal and environmental expenses, including for the Texas Cases and Shareholder Litigation described in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements herein. For the six months ended June 30, 2013, general and administrative expenses included approximately $2.5 million of non-routine litigation expenses, integration and rebranding costs of $3.0 million and $1.5 million of transaction costs. Excluding the impact of these items, the higher general and administrative expenses in 2014 are chiefly attributable to increased personnel costs stemming from higher staffing levels, costs associated with the termination of an executive employment agreement and severance costs related to accounting and administration integration efforts.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2014 was $42.3 million, down $13.8 million from $56.1 million in the prior year period. Similar to the trend in the three-month periods, the decrease is primarily attributable to the reduction in basis resulting from the long-lived asset impairment charges totaling $111.9 million recorded in the year ended December 31, 2013, including write-downs to the freshwater pipeline, disposal wells and transportation equipment.

Restructuring, Impairment and Exit Costs

As described in the discussion of the quarterly results, we recorded a charge totaling approximately $5.0 million in the six months ended June 30, 2013 to restructure our business in certain shale basins and improve overall operating efficiency.

Interest Expense, net

Interest expense, net during the six months ended June 30, 2014 was $25.0 million compared to $26.7 million in the prior year period. The decrease in interest expense was primarily attributable to a lower average interest rate on the ABL Facility as compared to the Amended Revolving Credit Facility, lower interest on capital leases and reduced amortization of deferred financing costs as a result of the write-off of a portion of such costs associated with the Amended Revolving Credit Facility (see “Loss on Extinguishment of Debt” below). These decreases were partially offset by higher average borrowings on the ABL Facility during the first half of 2014 compared to the same period in 2013.

Other Income (Expense), net

Other income (expense), net was $0.1 million of income for the six months ended June 30, 2014 compared to $1.2 million of expense in the prior year period. The year-to-year change in other income (expense), net was primarily attributable to a $1.0 million loss incurred in the first quarter of 2013 as a result of a “make-whole” agreement with the seller of TFI in connection with a decline in the value of shares of the Company’s common stock held in escrow following the acquisition.

Loss on Extinguishment of Debt

In February 2014, we entered into the ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with our Amended Revolving Credit Facility of approximately $3.2 million during the six months ended June 30, 2014.

Income Taxes

The income tax benefit for the six months ended June 30, 2014 was $8.5 million (an 18.8% effective rate) compared to $14.8 million (effective rate of 36.5%) in the prior year period . The lower tax benefit in 2014 is primarily the result of an increased valuation allowance related to deferred tax assets as described in the previous discussion of Income Taxes for the quarterly periods.

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

The following table summarizes our sources and uses of cash from continuing operations for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
Net cash provided by (used in):	2014	2013
Operating activities	$(3,881)	$34,346
Investing activities	(20,133)	(19,594)
Financing activities	18,578	(20,854)

Net decrease in cash and cash equivalents	$(5,436)	$(6,102)

As of June 30, 2014, we had cash and cash equivalents of $3.3 million, a decrease of $5.4 million from December 31, 2013. Generally, we manage our cash flow by drawing on our ABL Facility to fund short-term cash needs and by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our ABL Facility.

Operating Activities — Net cash used in operating activities was $3.9 million for the six months ended June 30, 2014. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $4.9 million, down significantly from the $25.4 million generated in the corresponding 2013 period, as described below. Changes in operating assets and liabilities used $8.8 million primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities which was partially offset by a decrease in prepaid expenses and other receivables. The non-cash items and other adjustments included $42.3 million of depreciation and amortization of intangible assets and the loss on extinguishment of debt of $3.2 million, partially offset by a deferred income tax benefit of $7.0 million.

Net cash provided by operating activities was $34.3 million for the six months ended June 30, 2013. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $25.4 million. Changes in operating assets and liabilities provided an additional $9.0 million and were largely the results of an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. The non-cash items and other adjustments included $56.1 million of depreciation and amortization of intangible assets and $3.5 million of impairment of property, plant and equipment, partially offset by a deferred income tax benefit of $15.0 million.

Investing Activities — Net cash used in investing activities, primarily due to purchases of property, plant and equipment, was $20.1 million for the six months ended June 30, 2014 as compared to $19.6 million for the six months ended June 30, 2013.

Financing Activities — Net cash provided by financing activities was $18.6 million for the six months ended June 30, 2014 and was comprised of $23.0 million of net borrowings under our credit facilities, $2.7 million of payments under capital leases and $1.7 million of other cash requirements.

Net cash used in financing activities was $20.9 million for the six months ended June 30, 2013 and consisted of $17.5 million of net payments under our credit facilities, $2.6 million of payments under capital leases and notes payable and $0.8 million in other disbursements.

Capital Expenditures

Cash required for capital expenditures (related to continuing operations) for the six months ended June 30, 2014 totaled $23.9 million compared to $21.4 million for the six months ended June 30, 2013. Capital expenditures for the six months ended June 30, 2014 included payments for a thermal desorption system as part of the expansion of solids treatment capabilities at our Bakken shale landfill site and other equipment. Capital expenditures in the six months ended June 30, 2013 included capital outlays for our produced water pipeline in the Haynesville shale area. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited in the preceding sentences. Such equipment additions under capital leases totaled approximately $5.8 million for the six months ended June 30, 2013 and there were no fleet purchases under capital leases for the six months ended June 30, 2014. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for the balance of 2014, as well as any growth initiatives or acquisitions we choose to pursue, will be financed through cash flow from operations, borrowings under our credit facility, issuances of debt or equity or a combination of the foregoing.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of June 30, 2014, we had $580.5 million of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $163.3 million under the ABL Facility, and $17.2 million of capital leases and installment notes payable for vehicle financings. As of June 30, 2014, our unused borrowing capacity under the ABL Facility was approximately $76.9 million. As of August 1, 2014, the outstanding balance under the ABL Facility was approximately $173.7 million.

Revolving Credit Agreement

In February 2014, we entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced our Amended Revolving Credit Facility. Initially, the ABL Facility provided a maximum credit amount of $200.0 million, with an increase of up to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. In March 2014, the Company expanded the ABL Facility to increase the maximum availability from $200.0 million to $245.0 million and also increased the accordion feature from $25.0 million to $50.0 million. The terms and pricing of the facility remained the same and were unaffected by the upsizing of the facility size. The ABL Facility is being used to support ongoing working capital needs and other general corporate purposes, including growth initiatives and may be utilized for the potential repurchase of a portion of the Company’s currently outstanding 2018 Notes. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of our assets. We were in compliance with our debt covenants as of June 30, 2014.

There have been no changes to the principal terms of our $400.0 million of 2018 Notes and the ABL Facility (except those described above) from those disclosed in Note 10 to the consolidated financial statements in our 2013 Annual Report on Form 10-K.

Planned Sale of TFI

In March 2014, we entered into a Stock Purchase Agreement with respect to the sale of 100% of the common stock of its wholly-owned subsidiary, Thermo Fluids Inc., to VeroLube USA, Inc. (“VeroLube”) in exchange for $165.0 million in cash and $10.0 million in VeroLube stock. In June 2014, Nuverra and VeroLube entered into an Amended and Restated Stock Purchase Agreement, which, among other items, extended the closing date. Closing of the transaction is subject to customary closing conditions, including a buyer financing contingency. Subject to the satisfaction of closing conditions, the Amended and Restated Stock Purchase Agreement provides for a transaction closing deadline of August 29, 2014. We anticipate using all of the net proceeds from the sale to reduce outstanding indebtedness under the ABL Facility and for other general corporate purposes. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The table below provides reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss from continuing operations	$(24,722)	$(21,665)	$(36,636)	$(25,670)
Depreciation of property, plant and equipment	16,974	21,664	33,581	43,721
Amortization of intangible assets	4,396	6,339	8,700	12,333
Interest expense, net	12,969	13,256	25,019	26,671
Income tax expense (benefit)	305	(824)	(8,499)	(14,760)

EBITDA	$9,922	$18,770	$22,165	$42,295

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies in the six months ended June 30, 2014 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Legal Matters” in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Amended and Restated Stock Purchase Agreement dated as of June 24, 2014 between Nuverra Environmental Solutions, Inc. and VeroLube USA, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC June 30, 2014).

10.1	Second Amendment to the Nuverra Environmental Solutions 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC May 8, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2014

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer

/s/ Jay C. Parkinson
Name:	Jay C. Parkinson
Title:	Executive Vice President and Chief Financial Officer