Form 10-Q
period 2014-09-30
Nuverra Environmental Solutions, Inc.
filed 2014-11-10
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-33816
__________________________________
__________________________________

Delaware	26-0287117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254
(602) 903-7802
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
__________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of November 4, 2014 was 27,311,182.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•	the potential benefits of our completed and any future merger, acquisition, disposition and financing transactions, including the potential sale of Thermo Fluids Inc.; and

•	plans to increase operational capacity, including additional trucks, saltwater disposal wells, frac tanks, landfills, processing and treatment facilities and pipeline construction or expansion.
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

•
difficulties in successfully executing our growth initiatives, including difficulties in permitting, financing and constructing pipelines and waste treatment assets and in structuring economically viable agreements with potential customers;

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

•
risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and gas extraction businesses, particularly relating to water usage, and the disposal, transportation and treatment of liquid and solid wastes; and

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$2,214	$8,783
Restricted cash	112	110
Accounts receivable, net of allowance for doubtful accounts of $6.5 and $5.5 million at September 30, 2014 and December 31, 2013, respectively	106,297	87,086
Inventories	4,713	3,328
Prepaid expenses and other receivables	5,148	10,457
Deferred income taxes	18,950	30,072
Other current assets	98	409
Current assets held for sale	25,008	21,446
Total current assets	162,540	161,691
Property, plant and equipment, net of accumulated depreciation of $138.9 and $137.3 million at September 30, 2014 and December 31, 2013, respectively	482,402	498,541
Equity investments	3,818	4,032
Intangibles, net	136,456	149,363
Goodwill	307,980	408,696
Other assets	18,722	21,136
Long-term assets held for sale	123,492	167,304
Total assets	$1,235,410	$1,410,763
Liabilities and Equity
Accounts payable	$21,505	$33,229
Accrued liabilities	58,473	63,431
Current portion of contingent consideration	10,034	13,113
Current portion of long-term debt	5,046	5,464
Financing obligation to acquire non-controlling interest	10,693	—
Current liabilities of discontinued operations	13,000	9,301
Total current liabilities	118,751	124,538
Deferred income taxes	20,541	42,982
Long-term portion of debt	571,657	549,713
Long-term portion of contingent consideration	1,484	2,344
Financing obligation to acquire non-controlling interest	—	10,104
Other long-term liabilities	3,879	4,324
Long-term liabilities of discontinued operations	31,808	32,389
Total liabilities	748,120	766,394
Commitments and contingencies
Common stock	29	27
Additional paid-in capital	1,363,841	1,341,209
Treasury stock	(19,506)	(19,503)
Accumulated deficit	(857,074)	(677,364)
Total equity of Nuverra Environmental Solutions, Inc.	487,290	644,369
Total liabilities and equity	$1,235,410	$1,410,763
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Non-rental revenue	$122,474	$112,484	$339,617	$336,303
Rental revenue	17,169	19,320	54,902	61,125
Total revenue	139,643	131,804	394,519	397,428
Costs and expenses:
Direct operating expenses	97,037	97,038	283,420	284,694
General and administrative expenses	11,102	34,256	54,305	63,738
Depreciation and amortization	21,585	23,767	63,866	79,821
Impairment of long-lived assets	—	108,401	—	111,900
Impairment of goodwill	100,716	—	100,716	—
Restructuring and exit costs	—	—	—	1,453
Total costs and expenses	230,440	263,462	502,307	541,606
Loss from operations	(90,797)	(131,658)	(107,788)	(144,178)
Interest expense, net	(12,956)	(13,459)	(37,975)	(40,130)
Other income (expense), net	321	(4,196)	373	(5,435)
Loss on extinguishment of debt	—	—	(3,177)	—
Loss from continuing operations before income taxes	(103,432)	(149,313)	(148,567)	(189,743)
Income tax benefit	4,014	51,315	12,513	66,075
Loss from continuing operations	(99,418)	(97,998)	(136,054)	(123,668)
Loss from discontinued operations, net of income taxes	(45,568)	(95,740)	(43,656)	(95,551)
Net loss attributable to common stockholders	$(144,986)	$(193,738)	$(179,710)	$(219,219)

Net loss per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(3.73)	$(3.94)	$(5.28)	$(5.09)
Basic and diluted loss from discontinued operations	(1.71)	(3.85)	(1.70)	(3.93)
Net loss per basic and diluted common share	$(5.44)	$(7.79)	$(6.98)	$(9.02)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	26,665	24,854	25,742	24,316
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(179,710)	$(219,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	43,656	95,551
Depreciation	50,959	64,292
Amortization of intangible assets	12,907	15,529
Amortization of deferred financing costs	2,818	3,446
Amortization of original issue discounts and premiums, net	112	106
Stock-based compensation	2,305	3,295
Impairment of long-lived assets	—	111,900
Impairment of goodwill	100,716	—
(Gain) loss on disposal of property, plant and equipment	(4,752)	381
Bad debt expense	2,464	1,720
Loss on extinguishment of debt	3,177	—
Deferred income taxes	(11,320)	(66,921)
Write-down of cost method investments	—	4,300
Other, net	1,555	491
Changes in operating assets and liabilities, net of business acquisitions and purchase price adjustments:
Accounts receivable	(21,675)	14,987
Prepaid expenses and other receivables	5,309	(191)
Accounts payable and accrued liabilities	5,859	43,396
Other assets and liabilities, net	(1,435)	59
Net cash provided by operating activities from continuing operations	12,945	73,122
Net cash provided by operating activities from discontinued operations	4,754	3,253
Net cash provided by operating activities	17,699	76,375
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(10,570)
Proceeds from the sale of property, plant and equipment	9,295	1,397
Purchases of property, plant and equipment	(43,018)	(33,224)
Proceeds from acquisition-related working capital adjustment	—	2,067
Net cash used in investing activities from continuing operations	(33,723)	(40,330)
Net cash used in investing activities from discontinued operations	(2,043)	(2,393)
Net cash used in investing activities	(35,766)	(42,723)
Cash flows from financing activities
Proceeds from revolving credit facility	68,725	52,001
Payments on revolving credit facility	(48,700)	(84,501)
Payments for deferred financing costs	(796)	(828)
Payments on notes payable and capital leases	(4,005)	(4,007)
Other financing activities	(1,015)	(2,193)
Net cash provided by (used in) financing activities from continuing operations	14,209	(39,528)
Net cash used in financing activities from discontinued operations	—	(400)
Net cash provided by (used in) financing activities	14,209	(39,928)
Net decrease in cash and cash equivalents	(3,858)	(6,276)
Cash and cash equivalents - beginning of period	9,212	16,211
Cash and cash equivalents - end of period	5,354	9,935
Less: cash and cash equivalents of discontinued operations - end of period	3,140	1,895
Cash and cash equivalents of continuing operations - end of period	$2,214	$8,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,611	$25,965
Cash paid for taxes, net	115	602
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for business acquisitions	—	24,286
Common stock issued for contingent consideration	3,789	—
Common stock issued for legal settlements	13,400	1,620
Purchases of property, plant and equipment under capital leases	—	5,774
Property, plant and equipment purchases in accounts payable	3,795	4,094
Restricted cash payable to former sole owner of Power Fuels	112	83
Conversion of accrued interest on principal debt balance	2,957	—
Deferred financing costs financed through principal debt balance	2,541	—
Deferred financing costs in accounts payable and accrued liabilities	214	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company” or “we”) have been prepared in accordance with the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.
The Company’s condensed consolidated balance sheet as of December 31, 2013, included herein, has been derived from the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014 (“2013 Annual Report on Form 10-K”). Unless stated otherwise, any reference to statement of operations items in these accompanying unaudited interim condensed consolidated financial statements refers to results from continuing operations. The Company has not included a statement of comprehensive income as there were no transactions to report in the periods presented. In addition, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted from these financial statements and related notes pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2013 Annual Report on Form 10-K as well as other information it has filed with the SEC.
Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated balance sheets, statements of operations and cash flows in order to conform to the current year’s presentation including:

•	As discussed in Note 14, the Company has recast its Industrial Solutions business comprised of Thermo Fluids Inc. (“TFI”) as held-for-sale and discontinued operations.

•
As described in Note 13, the Company redefined its operating and reportable segments during the three months ended September 30, 2014 and as a result, prior year periods have been recast to conform to the current year segment presentation.

•
The condensed consolidated statements of operations now contain the line items “Direct operating expenses” and “Depreciation and amortization.” “Direct operating expenses” was previously reported as “Costs of revenues.” Depreciation expense was previously presented as a component of “Costs of revenues” and “General and administrative expenses” in the amounts of $20.1 million and $0.5 million, respectively, for the three months ended September 30, 2013. Depreciation expense was previously presented as a component of “Costs of revenues” and “General and administrative expenses” in the amounts of $63.0 million and $1.3 million, respectively, for the nine months ended September 30, 2013.

•
The Company adjusted $45.9 million and $7.2 million of gross carrying value of previously impaired property, plant and equipment and intangibles and accumulated depreciation and amortization, respectively, with no change to the net balances as of December 31, 2013.

•	Certain similar line items in the condensed consolidated statements of operations and cash flows have been combined to present a more concise and easier to follow presentation.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications. The amendments in this update may be applied retrospectively or modified retrospectively effective for reporting periods beginning after December 15, 2016, which for the Company is the reporting period starting January 1, 2017. The Company is reviewing the guidance in ASU 2014-09 and has not yet assessed the impact, if any, on its consolidated financial statements and has not determined its method of adoption.
(3) Earnings Per Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercise of outstanding warrants, restricted stock and stock options, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock. Inherently, stock warrants are deemed to be antidilutive when the average market price of the common stock during the period is less than the exercise prices of the stock warrants.
Pursuant to ASC Topic 260-10-45-18, an entity that reports a discontinued operation in a period shall use income (loss) from continuing operations, adjusted for preferred dividends, as the control number in determining whether potential common equivalent shares are dilutive or antidilutive. That is, the same number of potential common equivalent shares used in computing the diluted per-share amount for income (loss) from continuing operations shall be used in computing all other reported diluted per-share amounts even if those amounts would be antidilutive to their respective basic per-share amounts. For the three and nine months ended September 30, 2014 and 2013, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted EPS from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the three and nine-month periods ended September 30, 2014 and 2013, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods based on the guidance referenced above.

The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations	(99,418)	(97,998)	(136,054)	(123,668)
Loss from discontinued operations	(45,568)	(95,740)	(43,656)	(95,551)
Net loss attributable to common stockholders	$(144,986)	$(193,738)	$(179,710)	$(219,219)

Denominator:
Weighted average shares—basic	26,665	24,854	25,742	24,316
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	26,665	24,854	25,742	24,316

Basic and diluted loss per common share from continuing operations	$(3.73)	$(3.94)	$(5.28)	$(5.09)
Basic and diluted loss per common share from discontinued operations	(1.71)	(3.85)	(1.70)	(3.93)
Net loss per basic and diluted common share	$(5.44)	$(7.79)	$(6.98)	$(9.02)

Antidilutive stock-based awards excluded	238	340	224	345
(4) Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2013	$408,696
Impairment (Note 5)	(100,716)
Balance at September 30, 2014	$307,980
As described in Note 5, the goodwill impairment related to the Company's Northeast and Southern divisions at September 30, 2014. The remaining goodwill balance relates to the Rocky Mountain division.
Intangible Assets
Intangible assets consist of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$156,678	$(33,714)	$122,964	$156,678	$(21,689)	$134,989
Disposal permits	1,244	(225)	1,019	1,244	(117)	1,127
Customer contracts	17,352	(4,879)	12,473	17,352	(4,105)	13,247
	$175,274	$(38,818)	$136,456	$175,274	$(25,911)	$149,363
(5) Impairment of Long-Lived Assets and Goodwill
During the nine months ended September 30, 2013, the Company recognized long-lived asset impairment charges totaling $111.9 million for write-downs to the carrying values of the Company’s freshwater pipeline in the Haynesville Shale basin of $27.0 million and certain other long-lived assets including customer relationships and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett Shale basins, which is characterized as impairment of long-lived assets in the Company's condensed consolidated statement of operations. Additionally, the Company recorded a goodwill impairment charge in its Industrial Solutions business of $98.5

million during the three months ended September 30,     2013, which is included within the amounts reported in "Loss from discontinued operations, net of income taxes" in the Company's condensed consolidated statements of operations.
During the three months ended September 30, 2014, the Company completed the previously-announced organizational realignment of its Shale Solutions segment into three operating divisions, which the Company considers to be its new operating and reportable segments: (1) the Northeast Division comprising the Marcellus and Utica Shale areas, (2) the Southern Division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin Shale areas and (3) the Rocky Mountain Division comprising the Bakken Shale area. As part of this organizational realignment, the Company re-evaluated the goodwill of its reporting units, defined as an operating segment or one level below an operating segment, for impairment. The Company determined that its reporting units are the same as its new operating and reportable segments. Previously, the Shale Solutions operating segment was comprised of the Shale Solutions (excluding AWS and Pipeline) reporting unit, the AWS reporting unit and the Pipeline reporting unit. Given the change in the composition of its reporting units, the Company was required to allocate its $408.7 million of goodwill on a relative fair value basis to the new reporting units.
In addition to the annual goodwill impairment test performed as of September 30, the Company tests its goodwill and long-lived assets, including other identifiable intangible assets with useful lives, for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the quarter ended June 30, 2014, the Company considered a number of relevant factors which are potential indicators of impairment, including (among others) the potential impacts of the aforementioned organizational realignment of its continuing operations and the Company’s current and near-term financial results as well as the fact that the market price of the Company’s common stock, taking into consideration potential control premiums, has wavered above and below its book value since the third quarter of 2013, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2014 and June 30, 2014. Based on these factors, the Company was required to perform impairment tests to determine whether the carrying values are fully recoverable of both its long-lived assets and goodwill. The Company began these analyses in the quarter ended June 30, 2014 and completed its review in the quarter ended September 30, 2014. The Company's impairment review of its long-lived assets concluded the fair value of such assets exceeded their carrying values and thus no impairment was indicated.
The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the three months ended September 30, 2014, the Company performed step one of the goodwill impairment test for each of its three new reporting units: the Northeast division, Southern division and Rocky Mountain division. To measure the fair value of each new reporting unit, the Company used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review, the Company concluded the fair value of the Rocky Mountain division exceeded its carrying amount by approximately 14% and accordingly, the second step of the impairment test was not necessary for this reporting unit. Conversely, the Company concluded the fair values of the Northeast and Southern reporting units were less than their carrying values thereby requiring the Company to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. For both the Northeast and Southern reporting units, the carrying values of the re-allocated goodwill exceeded their implied fair values. Accordingly, the Company recognized a charge of $100.7 million ($66.9 million in the Southern division and $33.8 million in the Northeast division) during the three months ended September 30, 2014, which is characterized as "Impairment of goodwill" in the Company’s condensed consolidated statement of operations.
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine both the 2014 and 2013 impairment were measured using Level 2 and Level 3 inputs as described in Note 6.
The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. The Company further believes the most significant assumption used in its analysis is the expected improvement in the margins and overall profitability of its reporting units driven by improved pricing, higher activity levels and contributions from recent growth investments. However, the Company may not meet its revenue growth and profitability targets, working capital and capital investment requirements may be higher than forecast, changes in credit or equity markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units.
In evaluating the reasonableness of the Company’s fair value estimates, the Company considers (among other factors) the relationship between its book value, the market price of its common stock and the fair value of its reporting units. At September 30, 2014 and November 4, 2014, the closing market prices of the Company’s common stock were $14.75 and $8.56 per share, respectively, compared to its book value per share of $17.85 as of September 30, 2014. The Company’s assessment assumes this relationship is temporary due to a number of factors, including uncertainty surrounding the planned sale of TFI and volatility in commodity prices. If the Company’s book value per share continues to exceed its market price per share plus a control premium, this would likely indicate the occurrence of events or changes that will cause the Company to perform additional impairment analyses which could result in further revisions to its fair value estimates. While the Company believes that its estimates of fair value are reasonable, the Company will continue to monitor and evaluate this relationship.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value used significant unobservable inputs (Level 3) and were as follows:

Fair Value
September 30, 2014
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	11,518
Financing obligation to acquire non-controlling interest	10,693
December 31, 2013
Assets - cost method investment	$3,382
Liabilities:
Contingent consideration	15,457
Financing obligation to acquire non-controlling interest	10,104
Contingent Consideration
The Company and its subsidiaries are liable for certain contingent consideration payments in connection with various acquisitions. The fair value of the contingent consideration obligations was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as "Current portion of contingent consideration" and "Long-term portion of contingent consideration" in the Company’s condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as "Other income (expense), net" in the Company’s condensed consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

Changes to contingent consideration obligations during the nine months ended September 30, 2014 and the year ended December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Balance at beginning of period	$15,457	$10,431
Additions related to acquisitions	—	8,141
Accretion	448	293
Cash payments	(1,014)	(1,884)
Issuances of stock	(3,789)	(47)
Changes in fair value of contingent consideration, net	416	(1,477)
Balance at end of period	11,518	15,457
Less: current portion	(10,034)	(13,113)
Long-term portion of contingent consideration	$1,484	$2,344
Financing Obligation to Acquire Non-Controlling Interest
The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the non-controlling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The non-controlling interest holder has a put option to sell the remaining 49% to the Company under the same terms beginning in January 2015. In accordance with ASC 480, Distinguishing Liabilities from Equity, the instrument is accounted for as a financing of the Company’s purchase of the minority interest. Total accretion expense related to the Company’s minority interest in AWS was $0.6 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Other
In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with its impairment review of long-lived assets described in Note 5, the Company measured the fair value of its asset groups for those asset groups deemed not recoverable, based on Level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. In connection with its goodwill impairment review described in Note 5, the Company measured the fair value of its reporting units using a combination of the discounted cash flow method and the guideline public company method. The discounted cash flow method is based on Level 3 inputs consisting primarily of the Company’s five-year forecast and utilizes forward-looking assumptions and projections as well as factors impacting long-range plans such as pricing, discount rates and commodity prices. The guideline public company method is based on Level 2 inputs and considers potentially comparable companies and transactions within the industries where the Company’s reporting units participate, and applies their trading multiples to the Company’s reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying entities that are specifically comparable to the Company’s reporting units, considering their diversity, relative sizes and levels of complexity.
Cost method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

(7) Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Accrued payroll and employee benefits	$12,944	$9,380
Accrued insurance	6,452	2,881
Accrued legal and environmental costs	8,838	33,707
Accrued taxes	2,405	1,239
Accrued interest	18,442	8,294
Amounts payable to related party (Note 12)	112	110
Accrued operating costs and other	9,280	7,820
Total accrued liabilities	$58,473	$63,431
Accrued legal and environmental costs included $27.0 million at December 31, 2013 in connection with the settlement of the 2010 Class Action litigation. As further described in Note 11, during the three months ended June 30, 2014, the cash portion of the settlement of the 2010 Class Action litigation was paid and during the three months ended September 30, 2014, the Company issued 0.8 million shares of its common stock in connection with such settlement.
(8) Debt
Debt consists of the following at September 30, 2014 and December 31, 2013:

			September 30, 2014			December 31, 2013
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Fair Value of Debt (f)	Carrying Value of Debt	Carrying Value of Debt
Amended Revolving Credit Facility (a)	4.61%	Nov. 2017	$—	$—	$—	$135,990
Asset-Based Revolving Credit Facility (b)	2.41%	Jan. 2018	5,760	161,513	161,513	—
2018 Notes (c)	9.875%	Apr. 2018	12,602	403,996	400,000	400,000
Vehicle financings (d)	3.3%	Various	—	15,847	15,847	19,956
Total debt			$18,362	$581,356	577,360	555,946
Original issue discount (e)					(928)	(1,084)
Original issue premium (e)					271	315
Total debt, net					576,703	555,177
Less: current portion					(5,046)	(5,464)
Long-term portion of debt					$571,657	$549,713
_____________________

(a)	The interest rate presented represents the interest rate on the $325.0 million senior secured revolving credit facility (the “Amended Revolving Credit Facility”) at December 31, 2013.

(b)	The interest rate presented represents the interest rate on the $245.0 million asset-based revolving credit facility (the “ABL Facility”) at September 30, 2014.

(c)
The interest rate presented represents the coupon rate on the Company’s outstanding $400.0 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”), excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2018 Notes is approximately 11.0%. Interest payments are due semi-annually in April and October.

(d)
Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2014 and 2017. Installment notes payable and capital lease obligations were $0.5 million and $15.3 million, respectively, at September 30, 2014 and were $1.1 million and $18.8 million, respectively, at December 31, 2013.

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

(f)
The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of September 30, 2014. The Company’s ABL Facility and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

Except as described below, there have been no material changes or developments in the Company’s debt and its principal terms, from Note 10 to the consolidated financial statements of the Company’s 2013 Annual Report on Form 10-K.
ABL Facility
In February 2014, the Company entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced its Amended Revolving Credit Facility. Initially, the ABL Facility provided a maximum credit amount of $200.0 million, which could be increased to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. In March 2014, the Company expanded the ABL Facility to increase the maximum availability from $200.0 million to $245.0 million and also increased the accordion feature from $25.0 million to $50.0 million. The terms and pricing of the facility remain the same and are unaffected by the upsizing of the facility size. The ABL Facility is used to support ongoing working capital needs and other general corporate purposes, including growth initiatives. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of the Company’s assets.
The terms of the ABL Facility limit the amount the Company can borrow up to the lesser of (a) $245.0 million or (b) 85% of the amount of the Company’s eligible accounts receivable plus the lower of (i) 95% of the net book value of the Company’s eligible rental equipment, tractors and trailers, and (ii) 85% of the appraised net orderly liquidation value of the Company’s eligible rental equipment, tractors and trailers, less any customary reserves. The borrowing base is evaluated monthly and was in excess of $245.0 million at September 30, 2014. The Company currently believes that eligible receivables and equipment will continue to support a borrowing base in excess of $245.0 million. The ABL Facility includes a letter of credit sub-limit of $10.0 million and a swingline facility sub-limit equal to 10% of the total facility size for more immediate cash needs.
Interest accrues on outstanding loans under the ABL Facility at a floating rate based on, at the Company’s election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo, (b) the Federal Funds rate plus 0.5% or (c) the one month LIBOR plus one percent, plus, in each case, an applicable margin of 0.75% to 1.50% or (ii) the LIBOR rate plus an applicable margin of 1.75% to 2.50%. The Company is also required to pay fees on the unused commitments of the lenders under the ABL Facility, fees for outstanding letters of credit and other customary fees.
The ABL Facility contains certain financial covenants that require the Company to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (as defined in the ABL Facility), and is limited to 3.0 to 1.0. The Company’s $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies at such time the total amount drawn under the credit facility exceeds 87.5 percent of the total facility amount, requires the ratio of adjusted EBITDA (as defined in the ABL Facility) less capital expenditures to fixed charges (as defined in the ABL Facility) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting the Company's availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, the Company would be in violation of either such covenant. While the Company has remained in compliance with its debt covenants, the senior leverage ratio has increased and the fixed charge coverage ratio has decreased in recent quarters, in part due to the Company's funding of certain growth investments in 2014, including an oilfield solids processing facility in the Rocky Mountain division.
Costs associated with the ABL Facility totaling approximately $3.6 million were capitalized as deferred financing costs in the nine months ended September 30, 2014, and the Company wrote off unamortized deferred financing costs associated with its Amended Revolving Credit Facility of approximately $3.2 million in the same period.

(9) Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current income tax (expense) benefit	$(341)	$(651)	$1,193	$(846)
Deferred income tax benefit	4,355	51,966	11,320	66,921
Total income tax benefit	$4,014	$51,315	$12,513	$66,075
The effective income tax benefit rate for the three and nine months ended September 30, 2014 was 3.9% and 8.4%, which differs from the federal statutory benefit rate of 35.0% primarily due to the impairment of goodwill and an increase in the valuation allowance on deferred tax assets. These items decreased the effective tax rate by 41.7% and 27.6%, respectively.
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
In light of the Company’s continued losses, at June 30, 2014 the Company determined that its deferred tax liabilities (excluding deferred tax liabilities included in discontinued operations) were not sufficient to fully realize its deferred tax assets prior to the expiration of its NOLs, and accordingly, a valuation allowance was required against a portion of its deferred tax assets. Accordingly, the Company has recorded a valuation allowance of approximately $29.0 million as of September 30, 2014.
The effective income tax benefit rate for the three and nine months ended September 30, 2013 was 34.4% and 34.8% which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes, nondeductible expenses, and income attributable to the minority shareholder of AWS and by $1.2 million and $2.8 million of out-of-period adjustments to deferred taxes associated with fixed assets, certain acquired intangible assets and net operating loss carryforwards.
(10) Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Heckmann Corporation 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
Stock Options
The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. During the nine months ended September 30, 2014 and 2013 the Company granted less than 0.1 million options pursuant to the 2009 Plan. Stock-based compensation cost is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and totaled approximately $0.7 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.
Restricted Stock
The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the nine months ended September 30, 2014 the Company did not grant any restricted stock awards. During the nine months ended September 30, 2013, the Company awarded less than 0.1 million shares of restricted stock. During the nine months ended September 30, 2013 the Company released less than 0.1 million shares of stock to certain employees upon the lapse of restrictions. Stock-based compensation expense for grants of restricted stock was $0.6 million and approximately $1.4 million for the nine months ended September 30, 2014 and 2013, respectively, which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Restricted Stock Units
The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock units, based on the market value of the Company’s common shares at the date of grant. During the nine months ended September 30, 2014 the Company granted 0.3 million restricted stock units. Stock-based compensation expense for grants of restricted stock units was $1.0 million for the nine months ended September 30, 2014 which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2013 the Company granted less than 0.1 million shares of restricted stock units and stock-based compensation expense for such grants was $0.3 million for the nine months ended September 30, 2013.
(11) Legal Matters
Environmental Liabilities
The Company is subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. The Company’s continuing operations are subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources, the Pennsylvania Department of Environmental Protection, the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, the North Dakota State Water Commission, the Montana Department of Environmental Quality and the Montana Board of Oil and Gas, among others. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. The Company has installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.
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
Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities in connection with the Company’s compliance with environmental laws and regulations. The condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 included accruals totaling $1.1 million and $1.5 million, respectively, for various environmental matters, including the estimated costs to comply with a Louisiana Department of Environmental Quality requirement that the Company perform testing and monitoring at certain locations to confirm that prior pipeline spills were remediated in accordance with applicable requirements.
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
Texas Cases
On June 4, 2012, a lawsuit was commenced in the District Court of Dimmit County, Texas, alleging wrongful death in a case involving a vehicle accident. The accident occurred in May 2012 and involved a truck owned by our subsidiary Heckmann Water Resources (CVR), Inc. (“CVR”) and one other vehicle. The case is captioned Jose Luis Aguilar, Individually; Eudelia

Aguilar, Individually; Vanessa Arce, Individually; Eudelia Aguilar and Vanessa Arce, as Personal Representatives of the Estate of Carlos Aguilar; Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar; and Elsa Quinones as Next Friend of Karime and Carla Aguilar, Plaintiffs vs. Heckmann Water Resources (CVR), Inc. and Ruben Osorio Gonzalez, Defendants. On December 5, 2013, a jury verdict was rendered against CVR in the amount of $281.6 million, which amount was subsequently reduced to $163.8 million by the Dimmit County court when the judgment was entered on January 7, 2014 and then subsequently further reduced to $105.2 million when the judgment was amended by the Dimmit County court on April 1, 2014. On January 29, 2014, a separate lawsuit was commenced in the District Court of Dimmit County, Texas captioned Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar v. Zurich American Insurance Company, Heckmann Water Resources (CVR), Inc., Heckmann Water Resources Corp., and Nuverra Environmental Solutions, Inc. f/k/a Heckmann Corp., Cause No. 14-01-12176-DCV, seeking a declaratory judgment that Nuverra Environmental Solutions, Inc. and Heckmann Water Resources Corp. are the alter egos of CVR, and therefore these entities are jointly and severally liable for the judgment against CVR in the wrongful death action.
In June 2014, the Company entered into agreements to fully settle all claims relating to the foregoing lawsuits. The settlements were approved by the Dimmit County court on July 15, 2014. In connection with the settlement of these matters, the Company agreed to fund $5.5 million of the total settlement payments to fully resolve the matter, which was subsequently paid in July 2014, with the remainder of the total settlement payment funded by the Company’s insurer. The amount of the total settlement payment is confidential pursuant to the settlement agreements. These settlement agreements include all plaintiffs and the Company’s insurer and release the Company and all of its subsidiaries from all past and future claims or liabilities related to these matters. As a result of the settlement of these cases, the Company recorded expenses totaling $6.8 million in the three months ended June 30, 2014 consisting of $5.5 million for the settlement payments, which were subsequently paid in the three months ended September 30, 2014, and $1.3 million of additional related legal expenses.
Shareholder Litigation
2010 Class Action
On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT). On March 4, 2014, the Company reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs, which will resolve all claims asserted against the Company and the individual defendants in this case. Under the terms of the Stipulation of Settlement, which was subject to approval by the court, the Company agreed to a cash payment of $13.5 million, a portion of which will come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of its common stock. The Company agreed to provide a floor value of $13.5 million on the equity portion of the settlement; however, at the time of final court approval of the Stipulation of Settlement (described below) the equity value of the settlement consideration exceeded this amount and, as a result, the number of shares to be issued as settlement consideration was fixed at 0.8 million. Cash payments of $6.1 million from the Company, and the remaining $7.4 million from insurance proceeds, were deposited into escrow in April 2014. The Stipulation of Settlement was approved by the court on June 26, 2014 and became effective on August 27, 2014. Pursuant to the court’s approval order, one-third of the 0.8 million settlement shares and one-third of the cash settlement consideration were awarded to co-lead plaintiffs’ counsel as attorneys’ fees (in addition to reimbursement of certain court-approved expenses from the cash portion of the settlement escrow). The remaining two-thirds of the 0.8 million settlement shares were deposited into escrow on August 22, 2014. To accrue for the pending settlement, the Company recorded an expense of $4.6 million in the three months ended June 30, 2014, consisting of $3.6 million related to the increase in market value of the 0.8 million shares and $1.0 million of additional related legal expenses and defense costs. Due to a decrease in the Company's stock price at the time the settlement shares were issued, the Company recorded an adjustment of $3.7 million to reduce the accrued liability (Note 7).
2013 Shareholder Litigation
In September 2013, two separate but substantially-similar putative class action lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that the Company and the individual defendants made certain material misstatements and/or omissions relating to the Company’s operations and financial condition which caused the price of its shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated and a consolidated complaint has been filed. Defendants filed a motion to dismiss these claims in May 2014. The motion is fully briefed and awaiting the Court’s decision. While the Company continues to assess these claims, the Company believes they are without merit. The Company will continue to vigorously defend itself and the individual defendants in this action.
In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that members of the

Company’s board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. On September 15, 2014, the Court dismissed the consolidated cases following its dismissal of the consolidated complaint and plaintiffs' failure to amend. Also in October 2013, two identical shareholder derivative lawsuits were commenced in Arizona state court against us and certain of the Company’s current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and defendants filed a motion to dismiss these claims in June 2014. On July 22, 2014, the parties filed a joint stipulation to dismiss these cases with prejudice, which was granted by the Court on August 1, 2014, and no settlement payment was made.
The Company does not expect that the outcome of other claims and legal actions not discussed above will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
(12) Related Party and Affiliated Company Transactions
Except as described in the following paragraph, there have been no significant changes to the related party transactions with Richard J. Heckmann, the former Executive Chairman of the Company’s board of directors, and Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, for the use of an aircraft, apartment rentals, purchases of fresh water for resale and use of land where certain of the Company’s saltwater disposal wells are situated as described in Note 18 to the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.
During the three months ended September 30, 2014, the aircraft lease with an entity controlled by Mr. Heckmann was terminated and replaced with a new aircraft lease with an entity owned by Mr. Johnsrud and Heckmann Enterprises, Inc. (of which Mr. Heckmann is the controlling shareholder) under substantially the same economic and other terms.
The amounts paid by the Company for these services are consistent with rates charged by non-affiliated third parties under similar arrangements and are immaterial individually and in the aggregate for the periods presented.
(13) Segments
The Company evaluates business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. As described previously, during the three months ended September 30, 2014 the Company completed the organizational realignment of its Shale Solutions business into three operating divisions, which the Company considers to be operating and reportable segments of its continuing operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin shale areas and (3) the Rocky Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as assets held for sale and certain other corporate assets.

Financial information for the Company’s reportable segments related to continuing operations is presented below, including the Company's historical summary financial information for the three and nine months ended September 30, 2013 and as of December 31, 2013 which has been recast to conform to the new segment presentation.

	Northeast	Southern	Rocky Mountain	Corporate/ Other	Total
Three months ended September 30, 2014
Revenue	$25,759	$26,288	$87,596	$—	$139,643
(Loss) income from continuing operations before income taxes	(33,996)	(68,609)	14,220	(15,047)	(103,432)
Nine months ended September 30, 2014
Revenue	67,418	80,120	246,981	—	394,519
(Loss) income from continuing operations before income taxes	(39,863)	(80,038)	32,807	(61,473)	(148,567)
As of September 30, 2014
Total assets excluding those applicable to discontinued operations (a)	99,231	176,974	763,635	47,070	1,086,910
Total assets held for sale	—	—	—	148,500	148,500
Three months ended September 30, 2013
Revenue	28,205	28,724	74,875	—	131,804
(Loss) income from continuing operations before income taxes	(353)	(113,924)	4,301	(39,337)	(149,313)
Nine months ended September 30, 2013
Revenue	73,506	100,483	223,439	—	397,428
Income (loss) from continuing operations before income taxes	1,501	(128,568)	18,480	(81,156)	(189,743)
As of December 31, 2013 (unaudited)
Total assets excluding those applicable to discontinued operations (a)	136,235	241,937	772,536	71,305	1,222,013
Total assets held for sale	—	—	—	188,750	188,750
(a)    Total assets exclude intercompany receivables eliminated in consolidation.
(14) Assets Held for Sale and Discontinued Operations
Following an assessment of various alternatives regarding its Industrial Solutions business in the third quarter of 2013 and a decision to focus exclusively on its Shale Solutions business, the Company’s board of directors approved and committed to a plan to divest TFI, which comprises its Industrial Solutions operating and reportable segment, in the fourth quarter of 2013. In March 2014, the Company entered into a Stock Purchase Agreement with respect to the sale of 100% of the equity of TFI to VeroLube USA, Inc. (“VeroLube”) in exchange for $165.0 million in cash and $10.0 million in VeroLube stock. In June 2014, Nuverra and VeroLube entered into an Amended and Restated Stock Purchase Agreement which, among other items, extended the closing date of the transaction. In August 2014, the agreement with VeroLube was terminated pursuant to the terms of the agreement. Subsequent to the termination of the VeroLube agreement, the Company engaged in negotiations with other potential acquirers. Although the Company has not yet entered into a definitive agreement with any such prospective purchaser, on September 24, 2014, Nuverra entered into a non-binding letter of intent for the sale of 100% of the equity of TFI to a new prospective acquirer in exchange for a combination of cash and common stock of the acquirer. Closing of a transaction would be contingent upon various conditions including execution of definitive transaction documentation, purchaser due diligence, purchaser obtaining the necessary financing and various other matters.
The September 24, 2014 letter of intent for the proposed sale is for an amount that is below the carrying value of TFI's net assets. Based on the letter of intent and subsequent negotiations with the prospective purchaser, TFI recorded a charge of approximately $49.0 million, reducing the estimated net recoverable value of its net assets to approximately $103.7 million at September 30, 2014. The estimated net recoverable value was determine based on Level 2 and Level 3 inputs with respect to the value of the common stock of the prospective acquirer using an average of recent closing prices and adjusted for certain discounts. The charge was primarily related to a further reduction of goodwill in the amount of $45.5 million as well as estimated additional transaction costs related to the sale. The Company is in the process of negotiating definitive transaction documentation with the proposed purchaser, which may result in modifications to the final transaction terms (including, but not limited to, the amount and form of consideration to be paid by the prospective purchaser). To the extent that the final net sale proceeds are less than the carrying value of TFI at the end of future reporting periods or at the time of sale, additional write-downs may be required.
There have been no changes in the Company's previously-announced plans to divest TFI and in light of the active sales process and discussions with the prospective purchaser, the Company continues to classify TFI as discontinued operations in its condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. The assets and liabilities related to TFI are presented separately as "Assets held for sale" and "Liabilities of discontinued operations" in the Company’s condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.
The following table provides selected financial information of discontinued operations related to TFI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$30,852	$30,802	$88,256	$90,167
Loss from discontinued operations before income taxes	$(45,897)	$(99,340)	$(42,320)	$(98,394)
Income tax benefit (expense)	329	3,600	(1,336)	2,843
Loss from discontinued operations	$(45,568)	$(95,740)	$(43,656)	$(95,551)
The carrying value of the assets and liabilities of TFI that are classified as held for sale in the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$3,140	$429
Accounts receivable, net	15,832	15,620
Inventories, net	2,354	2,328
Prepaid expenses and other receivables	3,517	2,475
Other current assets	165	594
Total current assets held for sale	25,008	21,446
Property, plant and equipment, net	28,020	26,369
Intangible assets, net	92,935	92,935
Goodwill	2,537	48,000
Total long-term assets held for sale	123,492	167,304
Total assets held for sale	$148,500	$188,750
Liabilities:
Accounts payable	$6,281	$6,625
Accrued expenses	6,719	2,676
Total current liabilities of discontinued operations	13,000	9,301
Long-term liabilities of discontinued operations - deferred income taxes	31,808	32,389
Total liabilities of discontinued operations	44,808	41,690
Net assets held for sale	$103,692	$147,060

(15) Subsidiary Guarantors
The obligations of the Company under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of the Company’s subsidiaries. Pursuant to the terms of the indenture governing the 2018 Notes (the “Indenture”), the guarantees are full and unconditional, but are subject to release under the following circumstances:

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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”), certain 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non-Guarantor Subsidiary”), as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,046	$(736)	$904	$—	$2,214
Restricted cash	—	112	—	—	112
Accounts receivable, net	—	105,756	541	—	106,297
Deferred income taxes	15,183	3,767	—	—	18,950
Other current assets	1,337	8,593	29	—	9,959
Current assets held for sale	—	25,008	—	—	25,008
Total current assets	18,566	142,500	1,474	—	162,540
Property, plant and equipment, net	3,357	468,299	10,746	—	482,402
Equity investments	574,529	649	—	(571,360)	3,818
Intangible assets, net	—	135,268	1,188	—	136,456
Goodwill	—	307,980	—	—	307,980
Other	433,628	11,459	—	(426,365)	18,722
Long-term assets held for sale	—	123,492	—	—	123,492
TOTAL ASSETS	$1,030,080	$1,189,647	$13,408	$(997,725)	$1,235,410
LIABILITIES AND EQUITY
Accounts payable	$1,990	$19,404	$111	$—	$21,505
Accrued expenses	29,633	28,689	151	—	58,473
Current portion of contingent consideration	—	10,034	—	—	10,034
Current portion of long-term debt	—	5,046	10,693	—	15,739
Current liabilities of discontinued operations	—	13,000	—	—	13,000
Total current liabilities	31,623	76,173	10,955	—	118,751
Deferred income taxes	(50,406)	70,947	—	—	20,541
Long-term portion of debt	560,855	10,802	—	—	571,657
Long-term portion of contingent consideration	—	1,484	—	—	1,484
Other long-term liabilities	718	429,064	462	(426,365)	3,879
Long-term liabilities of discontinued operations	—	31,808	—	—	31,808
Total shareholders' equity	487,290	569,369	1,991	(571,360)	487,290
TOTAL LIABILITIES AND EQUITY	$1,030,080	$1,189,647	$13,408	$(997,725)	$1,235,410

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,839	$3,201	$1,743	$—	$8,783
Restricted cash	—	110	—	—	110
Accounts receivable, net	—	86,256	830	—	87,086
Deferred income taxes	27,167	2,905	—	—	30,072
Other current assets	6,642	7,466	86	—	14,194
Current assets held for sale	—	21,446	—	—	21,446
Total current assets	37,648	121,384	2,659	—	161,691
Property, plant and equipment, net	2,396	485,586	10,559	—	498,541
Equity investments	742,342	650	—	(738,960)	4,032
Intangible assets, net	—	148,063	1,300	—	149,363
Goodwill	—	398,024	10,672	—	408,696
Other	410,774	120,786	—	(510,424)	21,136
Long-term assets held for sale	—	167,304	—	—	167,304
TOTAL ASSETS	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763
LIABILITIES AND EQUITY
Accounts payable	$3,784	$27,850	$1,595	$—	$33,229
Accrued expenses	43,274	19,941	216	—	63,431
Current portion of contingent consideration	—	13,113	—	—	13,113
Current portion of long-term debt	—	5,464	—	—	5,464
Current liabilities of discontinued operations	—	9,301	—	—	9,301
Total current liabilities	47,058	75,669	1,811	—	124,538
Deferred income taxes	(34,275)	77,257	—	—	42,982
Long-term portion of debt	535,221	14,492	—	—	549,713
Long-term portion of contingent consideration	—	2,344	—	—	2,344
Other long-term liabilities	787	513,961	10,104	(510,424)	14,428
Long-term liabilities of discontinued operations	—	32,389	—	—	32,389
Total shareholders' equity	644,369	725,685	13,275	(738,960)	644,369
TOTAL LIABILITIES AND EQUITY	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$138,766	$877	$—	$139,643
Costs and expenses:
Direct operating expenses	—	96,532	505	—	97,037
General and administrative expenses	2,596	8,471	35	—	11,102
Depreciation and amortization	171	21,178	236	—	21,585
Impairment of goodwill	—	90,044	10,672	—	100,716
Total costs and expenses	2,767	216,225	11,448	—	230,440
(Loss) income from operations	(2,767)	(77,459)	(10,571)	—	(90,797)
Interest expense, net	(12,273)	(385)	(298)	—	(12,956)
Other income, net	—	321	—	—	321
(Loss) income from equity investments	(126,603)	—	—	126,603	—
(Loss) income from continuing operations before income taxes	(141,643)	(77,523)	(10,869)	126,603	(103,432)
Income tax (expense) benefit	(3,343)	7,357	—	—	4,014
(Loss) income from continuing operations	(144,986)	(70,166)	(10,869)	126,603	(99,418)
Loss from discontinued operations, net of income taxes	—	(45,568)	—	—	(45,568)
Net (loss) income attributable to common stockholders	$(144,986)	$(115,734)	$(10,869)	$126,603	$(144,986)

THREE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$129,547	$2,257	$—	$131,804
Costs and expenses:
Direct operating expenses	—	96,361	677	—	97,038
General and administrative expenses	22,001	12,229	26	—	34,256
Depreciation and amortization	214	23,356	197	—	23,767
Impairment of goodwill	—	108,401	—	—	108,401
Total costs and expenses	22,215	240,347	900	—	263,462
(Loss) income from operations	(22,215)	(110,800)	1,357	—	(131,658)
Interest expense, net	(12,823)	(340)	(296)	—	(13,459)
Other expense, net	(4,299)	(80)	—	—	(4,379)
(Loss) income from equity investments	(168,184)	183	—	168,184	183
(Loss) income from continuing operations before income taxes	(207,521)	(111,037)	1,061	168,184	(149,313)
Income tax benefit	13,783	37,532	—	—	51,315
(Loss) income from continuing operations	(193,738)	(73,505)	1,061	168,184	(97,998)
Loss from discontinued operations, net of income taxes	—	(95,740)	—	—	(95,740)
Net (loss) income attributable to common stockholders	$(193,738)	$(169,245)	$1,061	$168,184	$(193,738)

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$392,536	$1,983	$—	$394,519
Costs and expenses:
Direct operating expenses	—	282,116	1,304	—	283,420
General and administrative expenses	21,594	32,641	70	—	54,305
Depreciation and amortization	498	62,737	631	—	63,866
Impairment of goodwill	—	90,044	10,672	—	100,716
Total costs and expenses	22,092	467,538	12,677	—	502,307
Loss from operations	(22,092)	(75,002)	(10,694)	—	(107,788)
Interest expense, net	(36,196)	(1,190)	(589)	—	(37,975)
Other income, net	—	373	1	—	374
Loss on extinguishment of debt	(3,177)	—	—	—	(3,177)
(Loss) income from equity investments	(123,845)	(1)	—	123,845	(1)
(Loss) income from continuing operations before income taxes	(185,310)	(75,820)	(11,282)	123,845	(148,567)
Income tax benefit	5,600	6,913	—	—	12,513
(Loss) income from continuing operations	(179,710)	(68,907)	(11,282)	123,845	(136,054)
Loss from discontinued operations, net of income taxes	—	(43,656)	—	—	(43,656)
Net (loss) income attributable to common stockholders	$(179,710)	$(112,563)	$(11,282)	$123,845	$(179,710)

NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$393,302	$4,126	$—	$397,428
Costs and expenses:
Direct operating expenses	—	283,233	1,461	—	284,694
General and administrative expenses	35,842	27,844	52	—	63,738
Depreciation and amortization	612	78,882	327	—	79,821
Impairment of long-lived assets	—	111,900	—	—	111,900
Restructuring, impairment and exit costs	944	509	—	—	1,453
Total costs and expenses	37,398	502,368	1,840	—	541,606
(Loss) income from operations	(37,398)	(109,066)	2,286	—	(144,178)
Interest expense, net	(38,466)	(864)	(800)	—	(40,130)
Other expense, net	(5,292)	(184)	—	—	(5,476)
(Loss) income from equity investments	(167,415)	41	—	167,415	41
(Loss) income from continuing operations before income taxes	(248,571)	(110,073)	1,486	167,415	(189,743)
Income tax benefit	29,352	36,723	—	—	66,075
(Loss) income from continuing operations	(219,219)	(73,350)	1,486	167,415	(123,668)
Loss from discontinued operations, net of income taxes	—	(95,551)	—	—	(95,551)
Net (loss) income attributable to common stockholders	$(219,219)	$(168,901)	$1,486	$167,415	$(219,219)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(19,793)	$31,451	$1,287	$—	$12,945
Net cash provided by operating activities from discontinued operations	—	4,754	—	—	4,754
Net cash (used in) provided by operating activities	(19,793)	36,205	1,287	—	17,699
Cash flows from investing activities:					—
Proceeds from the sale of property and equipment	—	9,295	—	—	9,295
Purchase of property, plant and equipment	(1,228)	(39,664)	(2,126)	—	(43,018)
Net cash used in investing activities from continuing operations	(1,228)	(30,369)	(2,126)	—	(33,723)
Net cash used in investing activities from discontinued operations	—	(2,043)	—	—	(2,043)
Net cash used in investing activities	(1,228)	(32,412)	(2,126)	—	(35,766)
Cash flows from financing activities:
Proceeds from revolving credit facility	68,725	—	—	—	68,725
Payments on revolving credit facility	(48,700)	—	—	—	(48,700)
Payments for deferred financing costs	(796)	—	—	—	(796)
Payments on notes payable and capital leases	—	(4,005)	—	—	(4,005)
Payments of contingent consideration and other financing activities	(1)	(1,014)		—	(1,015)
Net cash provided by (used in) financing activities from continuing operations	19,228	(5,019)	—	—	14,209
Net cash used in financing activities from discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	19,228	(5,019)	—	—	14,209
Net decrease in cash	(1,793)	(1,226)	(839)	—	(3,858)
Cash and cash equivalents - beginning of period	3,839	3,630	1,743	—	9,212
Cash and cash equivalents - end of period	2,046	2,404	904	—	5,354
Less: cash and cash equivalents of discontinued operations - beginning of period	—	(3,140)	—	—	(3,140)
Cash and cash equivalents of continuing operations - end of period	$2,046	$(736)	$904	$—	$2,214

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities from continuing operations	$42,127	$29,332	$1,663	$—	$73,122
Net cash provided by operating activities from discontinued operations	—	3,253	—	—	3,253
Net cash provided by operating activities	42,127	32,585	1,663	—	76,375
Cash flows from investing activities:					—
Cash paid for acquisitions, net of cash acquired	(10,532)	(38)	—	—	(10,570)
Proceeds from the sale of property and equipment	—	1,397	—	—	1,397
Proceeds from acquisition-related working capital adjustment	—	2,067	—	—	2,067
Purchase of property, plant and equipment	(1,137)	(32,067)	(20)	—	(33,224)
Net cash used in investing activities from continuing operations	(11,669)	(28,641)	(20)	—	(40,330)
Net cash used in investing activities from discontinued operations	—	(2,393)	—	—	(2,393)
Net cash used in investing activities	(11,669)	(31,034)	(20)	—	(42,723)
Cash flows from financing activities:					—
Proceeds from revolving credit facility	52,001	—	—	—	52,001
Payments on revolving credit facility	(84,501)	—	—	—	(84,501)
Payments for deferred financing costs	(828)	—	—	—	(828)
Payments on notes payable and capital leases	—	(4,007)	—	—	(4,007)
Payments of contingent consideration and other financing activities	—	(693)	(1,500)	—	(2,193)
Net cash used in financing activities from continuing operations	(33,328)	(4,700)	(1,500)	—	(39,528)
Net cash used in financing activities from discontinued operations	—	(400)	—	—	(400)
Net cash used in financing activities	(33,328)	(5,100)	(1,500)	—	(39,928)
Net (decrease) increase in cash	(2,870)	(3,549)	143	—	(6,276)
Cash and cash equivalents - beginning of period	5,819	9,536	856	—	16,211
Cash and cash equivalents - end of period	2,949	5,987	999	—	9,935
Less: cash and cash equivalents of discontinued operations - beginning of period	—	(1,895)	—	—	(1,895)
Cash and cash equivalents of continuing operations - end of period	$2,949	$4,092	$999	$—	$8,040

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.
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
To meet its customers’ environmental needs, Nuverra utilizes a broad array of assets to provide comprehensive environmental solutions. Our logistics assets include trucks and trailers, pipelines, temporary pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. We continue to expand our suite of environmentally compliant and sustainable solutions to customers who demand environmental compliance and accountability from their service providers.
As previously discussed in Notes 5 and 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, during the three months ended September 30, 2014, we completed the organizational realignment of our Shale Solutions business into three operating divisions, the Northeast, Southern and Rocky Mountain divisions. During the fourth quarter of 2013, our board of directors approved and committed to a plan to divest TFI, which comprised our previously reported Industrial Solutions business segment. As a result, we consider TFI to be held for sale and its assets and liabilities, results of operations and cash flows are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 (Note 14).
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

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
Impairment of Long-Lived Assets and Goodwill
During the three months ended September 30, 2014, we completed the previously-announced organizational realignment of our Shale Solutions segment into three operating divisions, which we consider to be our new operating and reportable segments: (1) the Northeast Division comprising the Marcellus and Utica Shale areas, (2) the Southern Division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin Shale areas and (3) the Rocky Mountain Division comprising the Bakken Shale area. As part of this organizational realignment, we re-evaluated the goodwill of our reporting units, defined as an operating segment or one level below an operating segment for impairment. We determined that our reporting units are the same as our new operating and reportable segments. Previously, the Shale Solutions operating segment was comprised of the Shale Solutions (excluding AWS and Pipeline) reporting unit, the AWS reporting unit and the Pipeline reporting unit. Given the change in the composition of our reporting units, we were required to allocate the $408.7 million of goodwill on a relative fair value basis to the new reporting units.

During the nine months ended September 30, 2013, we recognized long-lived asset impairment charges totaling $111.9 million for write-downs to the carrying values of our freshwater pipeline in the Haynesville Shale basin of $27 million and certain other long-lived assets including customer relationships and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett Shale basins, which is characterized as impairment of long-lived assets in our condensed consolidated statement of operations. Additionally, we recorded a goodwill impairment charge in our Industrial Solutions business of $98.5 million during the three months ended September 30, 2013, which is included within the amounts reported in "Loss from discontinued operations, net of income taxes" in our condensed consolidated statements of operations.
In addition to the annual goodwill impairment test performed as of September 30, we test our goodwill and long-lived assets, including other identifiable intangible assets with useful lives, for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the quarter ended June 30, 2014, we considered a number of relevant factors which are potential indicators of impairment, including (among others) the potential impacts of the aforementioned organizational realignment of our continuing operations and our current and near-term financial results as well as the fact that the market price of our common stock, taking into consideration potential control premiums, has wavered above and below our book value since the third quarter of 2013, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2014 and June 30, 2014. Based on these factors, we were required to perform impairment tests to determine whether the carrying values are fully recoverable of both our long-lived assets and goodwill. We began these analyses in the quarter ended June 30, 2014 and completed our review in the quarter ended September 30, 2014. Our impairment review of our long-lived assets concluded the fair value of such assets exceeded their carrying values and thus no impairment was indicated.
The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the three months ended September 30, 2014, we performed step one of the goodwill impairment test for each of our three new reporting units: the Northeast division, Southern division and Rocky Mountain division. To measure the fair value of each new reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review, we concluded the fair value of the Rocky Mountain division exceeded its carrying amount by approximately 14% and accordingly, the second step of the impairment test was not necessary for this reporting unit. Conversely, we concluded the fair values of the Northeast and Southern reporting units were less than their carrying values thereby requiring us to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. For both the Northeast and Southern reporting units, the carrying values of the re-allocated goodwill exceeded their implied fair values. Accordingly, we recognized a charge of $100.7 million ($66.9 million in the Southern division and $33.8 million in the Northeast division) during the three months ended September 30, 2014, which is characterized as "Impairment of goodwill" in the Company’s condensed consolidated statement of operations.
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine both the 2014 and 2013 impairment were measured using Level 2 and Level 3 inputs as described in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. We further believe the most significant assumption used in our analysis is the expected improvement in the margins and overall profitability of our reporting units driven by improved pricing, higher activity levels and contributions from recent growth investments. However, we may not meet our revenue growth and profitability targets, working capital and capital investment requirements may be higher than forecast, changes in credit or equity markets may result in changes to our discount rate and general business conditions may result in changes to our terminal value assumptions for our reporting units.
In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At September 30, 2014 and November 4, 2014, the closing market prices of our common stock were $14.75 and $8.56 per share, respectively, compared to our book value per share of $17.85 as of September 30, 2014. Our assessment assumes this relationship is temporary due to a number of factors, including uncertainty surrounding the planned sale of TFI and volatility in commodity prices. If our book value per share continues to exceed our market price per share plus a control premium, this would likely indicate the occurrence of events or changes that will cause us to perform additional impairment analyses which could result in further revisions to our fair value estimates. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental products being managed) and active wells (which impacts the amount of produced water being managed). Activity in the oil and gas drilling industry is also affected by market prices for those commodities, with persistent low natural gas prices and generally high oil prices driving reduced drilling and production in “dry” gas shale areas such as the Barnett, Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource and increased activity in the liquids-rich or “wet” gas shale areas, such as the Utica, Eagle Ford, Mississippian, Permian and Bakken Shale areas, where oil and natural gas liquids are the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. The industry-wide redeployment of assets from natural gas basins to oil and liquids-rich basins in recent years has resulted in downward pressure on pricing and utilization in certain areas in which we operate.
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
Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, including integration costs, which can limit comparability of our results from period to period. We completed three acquisitions in the year ended December 31, 2013, and six acquisitions during 2012, including Power Fuels and TFI, which were among our largest to date. We may complete other acquisitions in the future that will substantially change our future operating results from our historical operating results. The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the three and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue - from predominantly oil shale areas (a)	$107,158	$90,852	$296,510	$278,494
Revenue - from predominantly gas shale areas (b)	32,485	40,952	98,009	118,934
Total revenue	$139,643	$131,804	$394,519	$397,428
Loss from continuing operations before income taxes	(103,432)	(149,313)	(148,567)	(189,743)
Loss from continuing operations	(99,418)	(97,998)	(136,054)	(123,668)
EBITDA (c, d)	(68,891)	(112,087)	(46,726)	(69,792)
_________________________

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Mississippian and Permian Basin shale areas.

(b)
Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Haynesville and Barnett shale areas (prior to our substantial exit from this basin during the three months ended March 31, 2014).

(c)
Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (“GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources—EBITDA”.

(d)	The Company's debt covenants referred to in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements are based on EBITDA adjusted for certain items as defined.
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
Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	September 30,		September 30,		Increase (Decrease)
	2014	2013	2014	2013	2014 versus 2013
Non-rental revenue	$122,474	$112,484	87.7%	85.3%	$9,990	8.9%
Rental revenue	17,169	19,320	12.3%	14.7%	(2,151)	(11.1)%
Total revenue	139,643	131,804	100.0%	100.0%	7,839	5.9%
Costs and expenses:
Direct operating expenses	97,037	97,038	69.5%	73.6%	(1)	—%
General and administrative expenses	11,102	34,256	8.0%	26.0%	(23,154)	(67.6)%
Depreciation and amortization	21,585	23,767	15.5%	18.0%	(2,182)	(9.2)%
Impairment of long-lived assets	—	108,401	—%	82.2%	(108,401)	(100.0)%
Impairment of goodwill	100,716	—	72.1%	—%	100,716	100.0%
Total costs and expenses	230,440	263,462	165.0%	199.9%	(33,022)	(12.5)%
Loss from operations	(90,797)	(131,658)	(65.0)%	(99.9)%	(40,861)	(31.0)%
Interest expense, net	(12,956)	(13,459)	(9.3)%	(10.2)%	(503)	(3.7)%
Other income (expense), net	321	(4,196)	0.2%	(3.2)%	(4,517)	(107.7)%
Loss from continuing operations before income taxes	(103,432)	(149,313)	(74.1)%	(113.3)%	(45,881)	(30.7)%
Income tax benefit	4,014	51,315	2.9%	38.9%	(47,301)	(92.2)%
Loss from continuing operations	(99,418)	(97,998)	(71.2)%	(74.4)%	1,420	1.4%
Loss from discontinued operations, net of income taxes	(45,568)	(95,740)	(32.6)%	(72.6)%	(50,172)	(52.4)%
Net loss attributable to common stockholders	$(144,986)	$(193,738)	(103.8)%	(147.0)%	$(48,752)	(25.2)%
Non-Rental Revenue
Non-rental revenue for the three months ended September 30, 2014 was $122.5 million, up $10.0 million, or 8.9% from $112.5 million in the prior year period. The Rocky Mountain division saw higher activity levels in the 2014 quarter and also benefited from revenues associated with the management of oilfield solid wastes which were not significant in the prior year period. The Northeast division had relatively flat activity levels in 2014 while the Southern division had reduced activity levels as compared to the same period in 2013. The lower activity levels in the Southern division were partially mitigated by improved pricing in all divisions. Increasing margins through pricing adjustments, cost reductions and operating efficiencies continues to be an area of focus for us.

Rental Revenue
Rental revenue for the three months ended September 30, 2014 was $17.2 million, down $2.2 million, or 11.1%, from $19.3 million in the prior year period. The decrease was the result of lower utilization of the Company’s rental fleet primarily in the Rocky Mountain division driven by increased competition and customer efficiencies.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2014 remained relatively flat at $97.0 million compared to the prior year period while declining as a percentage of revenue. Direct operating expenses in the three-month period ended September 30, 2014 were reduced by a $2.5 million gain on the disposal of certain transportation assets. Such operating expenses also included a charge of $1.9 million related to a contract settlement. Excluding the $2.5 million gain, the direct operating expenses as a percentage of revenue would have been 71.3% for the three months ended September 30, 2014 as compared to 73.6% in the corresponding period in 2013. Additionally, the change in business mix resulting from the addition of landfill revenues in late 2013 impacted the direct operating expenses as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2014 amounted to $11.1 million, down $23.2 million from $34.3 million in the prior year period. General and administrative expenses in the three-month period ended September 30, 2014 were reduced by $3.7 million related to a decline in market value of the 0.8 million shares issued during the period in connection with the settlement of Shareholder Litigation described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements along with a reduction in the accrual for related legal fees. For the three months ended September 30, 2013, general and administrative expenses included $17.0 million in legal, environmental and insurance expenses, primarily related to the 2010 Class Action litigation, $2.7 million related to integration and corporate rebranding expenses and $0.5 million of transaction costs. Excluding the impact of these items, the higher general and administrative expenses in 2014 are chiefly attributable to increased personnel costs associated with higher staffing levels.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2014 was $21.6 million, down $2.2 million, or 9.2%, from $23.8 million in the prior year period. The decrease is largely attributable to the reduction in basis as of June 30, 2013 resulting from the long-lived asset impairment charges totaling $111.9 million recorded in 2013, including write-downs of the freshwater pipeline, disposal wells and transportation equipment discussed in the following paragraph.
Impairment of Long-Lived Assets
Long-lived asset impairment amounted to $108.4 million for the three months ended September 30, 2013, and represents a write-down of the carrying values of our freshwater pipeline and certain other assets in the Haynesville, Eagle Ford and Barnett Shale basins. Long-lived assets were grouped at the shale basin level for purposes of assessing their recoverability, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For those asset groups in which the carrying value of the long-lived group exceeded the undiscounted future cash flows associated with the continued use and disposition of the asset group, we recognized an impairment charge for the amount by which the carrying values of the asset groups exceeded their respective fair values. Based on similar analysis in 2014, no additional impairment was indicated as we determined the fair values of our long-lived assets exceeded their carrying values in each reporting unit.
Impairment of Goodwill
Goodwill impairment amounted to $100.7 million for the three months ended September 30, 2014, and represents a reduction of the carrying value of goodwill associated with our Northeast and Southern divisions following impairment testing that resulted from certain triggering events in the quarter ended June 30, 2014, as well as a redefinition of our reporting unit structure following an organizational realignment. No goodwill impairment was recorded for the three months ended September 30, 2013. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impairment of Long-Lived Assets and Goodwill" and Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest Expense, net
Interest expense, net during the three months ended September 30, 2014 was $13.0 million compared to $13.5 million in the prior year period. The reduced interest expense was primarily attributable to a lower average interest rate on the ABL Facility in the 2014 quarter as compared to the rate on the Amended Revolving Credit Facility outstanding during the same period in 2013. The reduced rate was partially offset by higher average borrowings on the ABL Facility during the 2014 quarter.

Other Income (Expense), net
Other income (expense), net was $0.3 million of income for the three months ended September 30, 2014 compared to $4.2 million of expense in the prior year period. The most significant item in the three-month period ended September 30, 2013 was a write-down of our cost-method investment in Underground Solutions, Inc. ("UGSI") of $3.8 million.
Income Taxes
Income tax benefit was $4.0 million in the three months ended September 30, 2014, compared to $51.3 million in the prior year period. As described below, the primary item impacting income taxes for the three-month period ended September 30, 2014 was the tax impact of the impairment of goodwill and a significant increase in the valuation allowance for deferred tax assets.
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
In light of our continued losses, at June 30, 2014 we determined that our deferred tax liabilities (excluding deferred tax liabilities included in discontinued operations) were not sufficient to fully realize our deferred tax assets prior to the expiration of our NOLs and, as a result, a valuation allowance was required against a portion of our deferred tax assets. Accordingly, we have recorded a valuation allowance of approximately $29.0 million as of September 30, 2014.
Results of Operations
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Nine Months Ended		Percent of Revenue
	September 30,		September 30,		Increase (Decrease)
	2014	2013	2014	2013	2014 versus 2013
Non-rental revenue	$339,617	$336,303	86.1%	84.6%	$3,314	1.0%
Rental revenue	54,902	61,125	13.9%	15.4%	(6,223)	(10.2)%
Total revenue	394,519	397,428	100.0%	100.0%	(2,909)	(0.7)%
Costs and expenses:
Direct operating expenses	283,420	284,694	71.8%	71.6%	(1,274)	(0.4)%
General and administrative expenses	54,305	63,738	13.8%	16.0%	(9,433)	(14.8)%
Depreciation and amortization	63,866	79,821	16.2%	20.1%	(15,955)	(20.0)%
Impairment of long-lived assets	—	111,900	—%	28.2%	(111,900)	(100.0)%
Impairment of goodwill	100,716	—	25.5%	—%	100,716	100.0%
Restructuring and exit costs	—	1,453	—%	0.4%	(1,453)	(100.0)%
Total costs and expenses	502,307	541,606	127.3%	136.3%	(39,299)	(7.3)%
Loss from operations	(107,788)	(144,178)	(27.3)%	(36.3)%	(36,390)	(25.2)%
Interest expense, net	(37,975)	(40,130)	(9.6)%	(10.1)%	(2,155)	(5.4)%
Other income (expense), net	373	(5,435)	0.1%	(1.4)%	(5,808)	(106.9)%
Loss on extinguishment of debt	(3,177)	—	(0.8)%	—%	3,177	100.0%
Loss from continuing operations before income taxes	(148,567)	(189,743)	(37.7)%	(47.7)%	(41,176)	(21.7)%
Income tax benefit	12,513	66,075	3.2%	16.6%	(53,562)	(81.1)%
Loss from continuing operations	(136,054)	(123,668)	(34.5)%	(31.1)%	12,386	10.0%
Income (loss) from discontinued operations, net of income taxes	(43,656)	(95,551)	(11.1)%	(24.0)%	(51,895)	(54.3)%
Net loss attributable to common stockholders	$(179,710)	$(219,219)	(45.6)%	(55.2)%	$(39,509)	(18.0)%

Non-Rental Revenue
Non-rental revenue for the nine months ended September 30, 2014 was $339.6 million and relatively flat with the $336.3 million in the same period of 2013. Our Rocky Mountain division had slightly higher activity levels and pricing during the period, coupled with higher revenues from the management of oilfield solid wastes following the acquisition of Ideal Oilfield Disposal, LLC in July 2013. Period-over-period gains in the Rocky Mountain division were largely offset by decreased activity levels in the Southern division and, to a lesser extent, the Northeast division which were partially mitigated by increases in overall pricing. Additionally, our business in the Northeast was negatively impacted by severe winter weather earlier in 2014 as well as the interruption of the operations of our largest customer in the region due to a gas well explosion and fire. As previously noted, we continue to be focused on increasing margins through pricing adjustments, cost reductions and operating efficiencies, which could impact our revenue levels from period to period.
Rental Revenue
Rental revenue for the nine months ended September 30, 2014 was $54.9 million, down $6.2 million, or 10.2%, from $61.1 million in the prior year period. Similar to the three month comparative periods, the decrease was the result of lower utilization of the Company’s rental fleet primarily in the Rocky Mountain division driven by increased competition and customer efficiencies.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2014 were $283.4 million, versus $284.7 million in the prior year period. The slight decrease was primarily attributable to a gain of $4.4 million related to the disposal of certain transportation assets and lower fuel costs, which were largely offset by higher compensation and benefit costs in the Rocky Mountain division as a result of increased trucking activities. Such operating expenses also included a charge of $1.9 million related to a contract settlement. Direct operating expenses as a percentage of revenue was up slightly to 71.8% for the nine months ended September 30, 2014 from 71.6% in prior year period.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2014 amounted to $54.3 million, down $9.4 million from $63.7 million in the prior year period. General and administrative expenses in the nine-month period ended September 30, 2014 include approximately $12.3 million of legal and environmental expenses, including for the Texas Cases and Shareholder Litigation described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements herein. For the nine months ended September 30, 2013, general and administrative expenses included approximately $19.5 million of non-routine litigation, environmental and insurance expenses primarily related to the 2010 Class Action litigation, along with integration and rebranding costs of $5.7 million and $1.9 million of transaction costs. Excluding the impact of these items, the higher general and administrative expenses in 2014 are chiefly attributable to increased personnel costs associated with higher staffing levels, costs related to with the termination of an executive employment agreement and severance costs related to accounting and administration integration efforts.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2014 was $63.9 million, down approximately $16.0 million from $79.8 million in the corresponding period of 2013. Similar to the trend in the three-month periods discussed previously, the decrease resulted from the reduction in basis of certain long-lived assets, including write-downs to the freshwater pipeline, disposal wells and transportation equipment, totaling $111.9 million recorded primarily in the 2013 third quarter.
Restructuring and Exit Costs
We recorded a charge totaling approximately $1.5 million in the nine months ended September 30, 2013 to restructure our business in certain shale basins and improve overall operating efficiency.
Impairment of Long-Lived Assets
As noted previously, long-lived asset impairment amounted to $111.9 million for the nine months ended September 30, 2013, and primarily consisted of write-downs totaling $108.4 million of the carrying values of our freshwater pipeline and certain other assets in the Haynesville, Eagle Ford and Barnett Shale basins. We also recognized a $3.5 million charge during the second quarter of 2013 to write down certain operating assets in connection with our decision to significantly curtail operations in the Tuscaloosa Marine Shale area. No impairment of long-lived assets was recorded for the nine months ended September 30, 2014.

Impairment of Goodwill
Refer to the quarter-over-quarter discussion for information regarding goodwill impairment recorded in the three months ended September 30, 2014.
Interest Expense, net
Interest expense, net during the nine months ended September 30, 2014 was $38.0 million compared to $40.1 million in the prior year period. The decrease in interest expense was primarily attributable to a lower average interest rate on the ABL Facility as compared to the Amended Revolving Credit Facility, lower interest expense on amortizing capital leases and reduced amortization of deferred financing costs as a result of the write-off of a portion of such costs associated with the Amended Revolving Credit Facility (see “Loss on Extinguishment of Debt” below). These decreases were partially offset by higher average borrowings on the ABL Facility during the nine months ended September 30, 2014 compared to borrowings under the previous credit facility in the same period in 2013.
Other Income (Expense), net
Other income (expense), net was $0.4 million of income for the nine months ended September 30, 2014 compared to $5.4 million of expense in the prior year period. The year-to-year change in other income (expense), net was primarily attributable to a $3.8 million write-down to our cost-method investment in UGSI in the three months ended September 30, 2013 and a $1.0 million loss incurred in the first quarter of 2013 as a result of a “make-whole” agreement with the seller of TFI in connection with a decline in the value of shares of the Company’s common stock held in escrow following the acquisition.
Loss on Extinguishment of Debt
In February 2014, we entered into the ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with our Amended Revolving Credit Facility of approximately $3.2 million during the nine months ended September 30, 2014.
Income Taxes
The income tax benefit for the nine months ended September 30, 2014 was $12.5 million (an 8.4% effective rate) compared to $66.1 million (effective rate of 34.8%) in the prior year period. The lower effective tax benefit rate in 2014 is primarily the result of the tax impact of the impairment of goodwill and an increased valuation allowance related to deferred tax assets as described in the previous discussion of Income Taxes for the quarterly periods.
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
The following table summarizes our sources and uses of cash from continuing operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
Net cash provided by (used in):	2014	2013
Operating activities	$12,945	73,122
Investing activities	(33,723)	(40,330)
Financing activities	14,209	(39,528)
Net decrease in cash and cash equivalents	$(6,569)	$(6,736)

As of September 30, 2014, we had cash and cash equivalents of $2.2 million, a decrease of $6.6 million from December 31, 2013. Generally, we manage our cash flow by drawing on our ABL Facility to fund short-term cash needs and by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our ABL Facility.
Operating Activities — Net cash provided by operating activities was $12.9 million for the nine months ended September 30, 2014. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $24.9 million, up significantly from the $14.9 million generated in the corresponding 2013 period, as described below. Changes in operating assets and liabilities used $11.9 million primarily due to an increase in accounts receivable which was partially offset by a decrease in prepaid expenses and other receivables and an increase in accounts payable and accrued liabilities. The non-cash items and other adjustments included $100.7 million in impairment of goodwill, $63.9 million of depreciation and amortization of intangible assets and the loss on extinguishment of debt of $3.2 million, partially offset by a deferred income tax benefit of $11.3 million and a $4.8 million gain on disposal of plant, property and equipment.
Net cash provided by operating activities was $73.1 million for the nine months ended September 30, 2013. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $14.9 million. Changes in operating assets and liabilities provided an additional $58.2 million and were largely the result of an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. The non-cash items and other adjustments included $79.8 million of depreciation and amortization of intangible assets, $111.9 million of impairment of property, plant and equipment and the write-down of cost method investments of $4.3 million, partially offset by a deferred income tax benefit of $66.9 million.
Investing Activities — Net cash used in investing activities was $33.7 million for the nine months ended September 30, 2014, primarily consisted of $43.0 million of purchases of property, plant and equipment, partially offset by $9.3 million of proceeds from the sale of property, plant and equipment. Net cash used in investing activities was $40.3 million for the nine months ended September 30, 2013 and consisted primarily of $33.2 million of capital expenditures, $10.6 million for acquisitions, net of cash acquired. These capital outlays were partially offset by $3.5 million in proceeds from the settlement of the Power Fuels working capital adjustment and sales of property and equipment.
Financing Activities — Net cash provided by financing activities was $14.2 million for the nine months ended September 30, 2014 and was comprised of $20.0 million of net borrowings under our credit facilities, $4.0 million of payments under capital leases and notes payable and $1.8 million of other cash requirements.
Net cash used in financing activities was $39.5 million for the nine months ended September 30, 2013 and consisted of $32.5 million of net payments under our prior credit facility, $4.0 million of payments under capital leases and notes payable and $3.0 million in other disbursements.
Capital Expenditures
Cash required for capital expenditures (related to continuing operations) for the nine months ended September 30, 2014 totaled $43.0 million compared to $33.2 million for the nine months ended September 30, 2013. Capital expenditures for the nine months ended September 30, 2014 included payments for a thermal desorption system as part of the expansion of solids treatment capabilities at our Bakken shale landfill site and other equipment. Capital expenditures in the nine months ended September 30, 2013 included capital outlays for our produced water pipeline in the Haynesville shale area. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited in the preceding sentences. Such equipment additions under capital leases totaled approximately $5.8 million for the nine months ended September 30, 2013 and there were no fleet purchases under capital leases for the nine months ended September 30, 2014. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for the balance of 2014, as well as any growth initiatives or acquisitions we choose to pursue, will be financed through cash flow from operations, borrowings under existing or new credit facilities, issuances of debt or equity, other financing structures, or a combination of the foregoing.
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of September 30, 2014, we had $577.3 million ($576.7 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $161.5 million under the ABL Facility, and $15.8 million of capital leases and installment notes payable for vehicle financings. As of September 30, 2014, our borrowing base would support additional borrowings under the ABL Facility of up to $78.8 million. As of November 6, 2014, the outstanding balance under the ABL Facility was approximately $174.6 million.
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
The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (as defined), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies at such time the total amount drawn under the credit facility exceeds 87.5 percent of the total facility amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. While we have remained in compliance with our debt covenants, the senior leverage ratio has increased and the fixed charge coverage ratio has decreased in recent quarters, in part due to the funding of certain growth investments in 2014, including an oilfield solids processing facility in the Rocky Mountain division.
There have been no changes to the principal terms of our $400.0 million of 2018 Notes and the ABL Facility (except those described above) from those disclosed in Note 10 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.
Planned Sale of TFI
In March 2014, we entered into a Stock Purchase Agreement with respect to the sale of 100% of the equity of TFI to VeroLube USA, Inc. (“VeroLube”) in exchange for $165.0 million in cash and $10.0 million in VeroLube stock. In June 2014, Nuverra and VeroLube entered into an Amended and Restated Stock Purchase Agreement which, among other items, extended the closing date of the transaction. In August 2014, the agreement with VeroLube was terminated pursuant to the terms of the agreement. Subsequent to the termination of the VeroLube agreement, we engaged in negotiations with other potential acquirers. Although we have not yet entered into a definitive agreement with any such prospective purchaser, on September 24, 2014, Nuverra entered into a non-binding letter of intent for the sale of 100% of the equity of TFI to a new prospective acquirer in exchange for a combination of cash and common stock of the prospective acquirer. We are in the process of negotiating definitive transaction documentation with the proposed purchaser, which may result in modifications to the final transaction terms (including, but not limited to, the amount and form of consideration to be paid by the prospective purchaser). The outcome of these negotiations will determine the final net sales proceeds, all of which we intend to use to reduce outstanding indebtedness under the ABL Facility and/or for other general corporate purposes. Closing of a transaction would be contingent upon various conditions including execution of definitive transaction documentation, purchaser due diligence, purchaser obtaining the necessary financing and various other matters.
Off Balance Sheet Arrangements
As of September 30, 2014, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
EBITDA
As a supplement to the financial statements in this Quarterly Report on Form 10-Q, which are prepared in accordance with GAAP, we also present EBITDA. EBITDA is consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe this information is useful to financial statement users in evaluating our financial performance. We also use EBITDA to evaluate our financial performance, make business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. EBITDA is not a measure of performance calculated in accordance with GAAP, may not necessarily be indicative of cash flow as a measure of liquidity or ability to fund cash needs, and there are material limitations to its usefulness on a stand-alone basis. EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Financial statement users should use EBITDA in addition to, and not as an alternative to, net income (loss) as defined under and calculated in accordance with GAAP.
The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Loss from continuing operations	$(99,418)	$(97,998)	$(136,054)	$(123,668)
Depreciation of property, plant and equipment	17,378	20,571	50,959	64,292
Amortization of intangible assets	4,207	3,196	12,907	15,529
Interest expense, net	12,956	13,459	37,975	40,130
Income tax benefit	(4,014)	(51,315)	(12,513)	(66,075)
EBITDA	$(68,891)	$(112,087)	$(46,726)	$(69,792)
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the nine months ended September 30, 2014 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. However, as previously disclosed in our Form 8-K filed on November 6, 2014, our Chief Financial Officer resigned from that position effective November 2, 2014. The roles and responsibilities of our former Chief Financial Officer related to internal control over financial reporting are currently performed by our Interim Chief Financial Officer while we conduct a search for a permanent Chief Financial Officer.  We do not believe at this time that such changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
See “Legal Matters” in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors as previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On March 4, 2014, the Company entered into a stipulation of settlement to settle a securities class action pending in the United States District Court for the District of Delaware as Case No. 1:10-cv-00378-LPS-MPT. The lawsuit relates to matters alleged to have occurred in connection with the acquisition by Heckmann Corporation of China Water and Drinks, Inc. in 2008. The settlement was approved by the court on June 26, 2014 and became effective on August 27, 2014. Pursuant to the court’s approval order, and as part of the consideration paid to settle such lawsuit, the Company issued 282,663 shares of Company common stock to the plaintiffs’ attorneys on July 2, 2014 and issued 565,327 shares of Company common stock to the plaintiffs on August 27, 2014. The shares are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company did not receive cash proceeds from the issuance of such shares.

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
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer

/s/ W. Christopher Chisholm
Name:	W. Christopher Chisholm
Title:	Executive Vice President and Interim Chief Financial Officer (Principal Accounting Officer)