Form 10-K
period 2014-12-31
Nuverra Environmental Solutions, Inc.
filed 2015-03-16
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-33816
__________________________________

 (A Delaware Corporation)
 __________________________________
I.R.S. Employer Identification No. 26-0287117
14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254
Telephone: (602) 903-7802
 __________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________
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
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $328.8 million based on the closing sale price on such date as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
The number of shares outstanding of the registrant’s common stock as of March 13, 2015 was 27,912,221.
__________________________________
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 5, 2015, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
These forward-looking statements are based on information available to us as of the date of this Annual Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•
financial results that may be volatile and may not reflect historical trends due to, among other things, changes in commodity prices or general market conditions, acquisition and disposition activities, fluctuations in consumer trends, pricing pressures, changes in raw material or labor prices or rates related to our business and changing regulations or political developments in the markets in which we operate;

•	risks associated with our indebtedness, including our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including the indenture governing our notes;

•
risks associated with our capital structure, including our ability to access necessary funding under our existing or future credit facilities and to generate sufficient operating cash flow to meet our debt service obligation;

•	difficulties in identifying and completing acquisitions and divestitures, and differences in the type and availability of consideration or financing for such acquisitions and divestitures;

•
difficulties in successfully executing our growth initiatives, including difficulties in permitting, financing and constructing pipelines and waste treatment assets and in structuring economically viable agreements with potential customers, financing sources and other parties;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business;

•	fluctuations in prices, transportation costs and demand for commodities such as oil and natural gas;

•	changes in customer drilling, completion and production activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

•
risks associated with the operation, construction and development of saltwater disposal wells, solids and liquids treatment assets, landfills and pipelines, including access to additional locations and rights-of-way, unscheduled delays or inefficiencies and reductions in volume due to micro- and macro-economic factors or the availability of less expensive alternatives;

•	risks associated with new technologies and the impact on our business;

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

•
the impact of changes in laws and regulation on waste management and disposal activities, including those impacting the delivery, storage, collection, transportation treatment and disposal of waste products, as well as the use or reuse of recycled or treated products or byproducts;

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
Where You Can Find Other Information
Our website is www.nuverra.com. Information contained on our website is not part of this Annual Report on Form 10-K. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

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
To meet its customers’ environmental needs, Nuverra utilizes a broad array of assets to provide a comprehensive environmental solution. The Company’s logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment and processing facilities, and liquid and solid waste disposal sites. The Company provides its suite of solutions to customers who demand environmental compliance and accountability from their service providers.
The following chart describes our focus on providing comprehensive environmental solutions and the assets we currently utilize or are in the process of implementing to execute on our strategy:

		Delivery		Collection		Treatment		Recycling		Disposal
Solutions	• • •	Fresh water to drilling sites Drilling mud Water procurement	• • •	Liquid waste from hydraulic fracturing Liquid waste from ongoing well production Solid drilling waste	• •	Oily waste water Liquid and solid waste from drilling, completion and ongoing well production	•	Liquid and solid waste from drilling, completion and ongoing well production	•	Liquid and solid waste from drilling, completion and ongoing well production

Assets	• • • •	More than 1,000 trucks Approximately 5,500 tanks 50 miles of freshwater delivery pipeline 50 miles of produced water collection pipeline			• •
Appalachian Water Services, LLC (“AWS”) plant—a wastewater treatment recycling facility specifically designed to treat and recycle water involved in the hydraulic fracturing process in the Marcellus Shale area
Thermal treatment assets for solid waste
									• •	56 liquid waste disposal wells Solid waste landfill
Our shale solutions business consists of operations in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•
Oil shale areas: includes our operations in the Bakken, the Utica, the Eagle Ford, the Mississippian, the Tuscaloosa Marine and the Permian Basin Shale areas. During 2014, approximately 75.2% of our revenues from continuing operations were derived from these shale areas.

•
Gas shale areas: includes our operations in the Marcellus, Haynesville and Barnett (which we substantially exited during the three months ended March 31, 2014) Shale areas. During 2014, approximately 24.8% of our revenues from continuing operations were derived from these shale areas.

Nuverra supports its customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas from shale formations. Current services include (i) fluid logistics via water procurement, delivery, collection, storage, treatment, recycling and disposal, (ii) solid waste collection, treatment, recycling and disposal, (iii) temporary and permanent pipeline facilities and water infrastructure services, (iv) equipment rental services, and (v) other ancillary services for E&P companies focused on the extraction of oil and natural gas resources from shale basins.

As part of its environmental solution for water and water-related services, Nuverra serves E&P customers seeking fresh water acquisition, temporary or permanent water transmission and storage, transportation, treatment or disposal of fresh flowback and produced water in connection with shale oil and natural gas hydraulic fracturing operations. The Company also provides services for water pit excavations, well site preparation and well site remediation. The Company owns a 50-mile underground pipeline network in the Haynesville Shale area for the efficient delivery of fresh water and removal of produced water, a fleet of more than 1,000 trucks for delivery and collection, and approximately 5,500 storage tanks. The Company also owns or leases 56 operating saltwater disposal wells in the Bakken, Marcellus/Utica, Haynesville, Eagle Ford, and Tuscaloosa Marine Shale areas. Nuverra has a majority interest investment in Appalachian Water Services, LLC (“AWS”), which owns and operates a wastewater treatment facility specifically designed to treat and recycle water resulting from the hydraulic fracturing process in the Marcellus Shale area.
As part of its environmental solution for solid waste, the Company owns an oilfield solids disposal landfill in the Bakken Shale area. The landfill is located on a 60-acre site with permitted capacity of more than 1.7 million cubic yards of airspace. The Company believes that permitted capacity at this site could be expanded up to 5.8 million cubic yards in the future, subject to receipt of requisite regulatory approvals. During 2014, the Company completed construction of an advanced solids processing and recycling facility at the landfill site in North Dakota. Nuverra’s process for treating and recycling wet cuttings is named TerrafficientSM, and it is a unique facility serving the Bakken Shale region. TerrafficientSM enables E&P operators to recycle and re-use 100% of drill cuttings, bypassing the need for wellsite cuttings pits or special-purpose landfills. The end product resulting from the TerrafficientSM process is intended for re-use in a variety of industrial settings, including road base, general fill and flowable fill for well pads and other commercial applications. The Company is currently in the process of commissioning the facility.
During the fourth quarter of 2013, Nuverra announced a strategic rationalization of its shale solutions business designed to maximize operating efficiencies, leverage future growth opportunities, and optimize sales and business development activities to align with its customers. The Company completed the initiative during 2014, which resulted in the creation of three geographically distinct divisions, which are further described in Note 19 of the Notes to Consolidated Financial Statements herein:

•	Northeast Division: comprising the Marcellus and Utica Shale areas;

•
Southern Division: comprising the Haynesville, Barnett (which we substantially exited during the three months ended March 31, 2014), Eagle Ford, Mississippian and Tuscaloosa Marine Shale areas and the Permian Basin; and

•	Rocky Mountain Division: comprising the Bakken Shale area.
Competitive Strengths
We believe our business possesses the following competitive strengths, which position us to better serve our customers and grow revenue and cash flow:
Leading Transportation and Logistics Network to Control Delivery, Collection, Treatment, Recycling and Disposal.
We operate a transportation and logistics network consisting of more than 1,000 trucks, 5,500 storage tanks, 50 miles of fresh water delivery pipeline and 50 miles of produced water collection pipeline. The products we move within our logistics network include fresh water, drilling fluids, liquid waste, solid drilling waste, and oily wastewater. Our business practices and standards promote the safe and responsible collection, treatment, recycling and/or disposal of restricted environmental waste on behalf of our customers. As we expand our treatment, recycling, and disposal solutions, we believe controlling the products that are processed by these assets through our transportation and logistics network is a competitive strength when compared to competitors that rely more heavily on third-party providers for transportation and logistics expertise.
Our Customers are Highly Focused on Environmental Responsibility and Compliance.
Our customers are committed to conducting their operations with high levels of environmental responsibility and compliance. They value a national environmental solutions provider that is focused exclusively on the safe and responsible delivery, collection, treatment, recycling, and disposal of their restricted products. There is a high level of scrutiny on the environmental impact of shale oil and natural gas drilling and production. As a result, we believe there is significant demand for Nuverra’s focus on surface environmental matters. We provide customers the ability to effectively outsource a portion of the regulatory risk surrounding their products, making it possible for them to focus on their core competencies.

National Operating Footprint Appeals to Customers Operating in Multiple Shale Basins.
We are one of the few companies solely focused on surface environmental solutions that has a national operating capability with a strong presence in the majority of the North American unconventional shale basins. An increasing number of E&P operators have a presence in multiple basins, including a growing number of super majors, majors, and large independent companies. As a result, we believe we have a competitive advantage relative to many smaller local and regional competitors due to our national customer relationships and the growing demand for consistent and comprehensive solutions to customers' environmental needs across multiple basins.
Differentiated Value Proposition.
We believe the future, long-term growth of domestic production of oil and natural gas in unconventional shale basins presents a unique growth opportunity for companies such as Nuverra that provide comprehensive environmental solutions in a one-stop business model. Despite the decline in oil prices that began in mid-2014 and continued into 2015, many industry experts and financial analysts are forecasting continuing advances in drilling and completion techniques in the unconventional shale basins in which we operate. These new techniques require significant environmental solutions to manage restricted waste products, and our customers remain committed to the responsible and safe handling of these products. As such, we believe our strategy to provide comprehensive environmental solutions, from collection through treatment, recycling or disposal, provides us with a strong competitive advantage. Many of our competitors offer only a single component of this value chain, with environmental solutions comprising a component of their overall business services. We believe our focus on the spectrum of surface-related environmental solutions makes it possible for us to provide our customers with a consistent, compliant, professional, and highly differentiated value proposition.
Operational, Environmental and Regulatory Expertise.
We believe our management team and employees have significant expertise regarding the issues surrounding environmental waste products and can efficiently and safely provide services to our customers to manage this aspect of their business. We apply this experience to providing excellent service and identifying innovative, new solutions for our customers. We expect increasing regulatory compliance will increase the financial and operational burdens on our customers, which may increase demand for our services.
Strategy
Our strategy is to leverage our full-cycle business model to expand relationships with current and new customers and to provide comprehensive environmental solutions, including delivery, collection, treatment, recycling, and disposal of the environmental waste generated from unconventional shale oil and natural gas production. The principal elements of our business strategy are to:
Utilize Our Leading Transportation and Logistics Network to Expand Pipeline, Rental, Treatment, Recycling, and Disposal Solutions.
We intend to leverage our advanced transportation and logistics system to expand our pipeline, rental, treatment, recycling, and disposal services. We believe as the market in the unconventional shales evolves, customers will increasingly value a one-stop provider for all of their environmental solutions, including pipeline, rental, treatment, recycling and disposal solutions for liquid and solid waste products. Our current transportation and logistics footprint provides the platform from which we can continue to expand our customer network and provide end-to-end environmental solutions.
Establish and Maintain Leading Market Positions in Core Operating Areas.
We strive to establish and maintain leading market positions within our core operating areas to realize benefits from scale and customer penetration, as well as to maximize our returns on invested capital. As a result, we seek to maintain close customer relationships and to provide comprehensive, end-to-end environmental solutions, rather than one-off individual services. Combined with the increasing number of customers operating in multiple basins, we seek a national-level dialogue with these customers in order to provide a consistent and comprehensive solutions-based approach to their environmental needs.
Provide Solutions in a Reliable and Responsible Manner.
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
Develop and Implement Best Practices to Drive Efficiency and Economy.
We believe that there are best-practices in certain of our current shale geographies that can be expanded to other areas of operations to drive efficiency. We also intend to pursue the implementation of new invoicing and fleet management systems to reduce costs, improve data collection and increase operating efficiency.
Industry Overview
Over the past several years, E&P companies have focused on utilizing the vast resource potential available across many of North America’s unconventional shale areas through the application of horizontal drilling and completion technologies, including multi-stage hydraulic fracturing. We believe the majority of the capital for the continued development of shale oil and natural gas resources will be provided in part by the large, well-capitalized domestic and international oil and natural gas companies. We believe these companies are highly focused on environmental responsibility, compliance, and regulatory matters and prefer vendors that represent experienced, highly qualified national companies.
Advances in drilling technology and the development of unconventional North American hydrocarbon plays allow previously inaccessible or non-economical formations in the earth’s crust to be accessed by utilizing high pressure methods from millions of gallons of water (or the process known as hydraulic fracturing) combined with proppant fluids (containing sand grains or ceramic beads) to create new perforation depths and fissures to extract natural gas, oil, and other hydrocarbon resources. Significant amounts of water are required to be delivered to the well for hydraulic fracturing operations, and subsequently, complex water flows, in the forms of flowback and produced water, represent a waste stream generated by these methods of hydrocarbon exploration and production. In addition to the liquid product stream involved in the hydraulic fracturing process, there are also significant environmental solid waste streams that are generated during the drilling and completion of a well. During the drilling process, a combination of the cut rock, or “cuttings,” mixed with the liquid used to drill the well, is returned to the surface and must be handled in accordance with environmental and other regulations. Historically, much of this solid waste byproduct was buried at the well site. We believe that customers will increasingly be focused on the treatment and offsite disposal or recycling of the solid waste byproduct. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled and completed.
We primarily operate in the Bakken, Marcellus, Utica, Haynesville and Eagle Ford Shale areas.

•
The Bakken and underlying Three Forks formations are the two primary reservoirs currently being developed in the Williston Basin, which covers most of western North Dakota, eastern Montana, northwest South Dakota and southern Saskatchewan. The Bakken formation occupies approximately 200,000 square miles of the subsurface of the Williston Basin in Montana, North Dakota and Saskatchewan. The Three Forks formation lies directly below North Dakota’s portion of the Bakken formation, where oil-producing rock is located between layers of shale approximately two miles underground. According to the United States Geological Survey - April 2013 Oil and Gas Resource Assessment, the Bakken and Three Forks Shale formations in North Dakota, South Dakota, and Montana contain an estimated 7.4 billion barrels of technically recoverable oil reserves. The Bakken Shale area is one of the most actively drilled unconventional resources in North America, with North Dakota daily crude oil production reaching more than 1.2 million barrels per day as of November 2014, currently ranking second among U.S. states in daily average crude oil production.

•
The Marcellus Shale area is located in the Appalachian Basin in the Northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. The Marcellus Shale is the largest natural gas field in North America with approximately 118.9 Tcf of technically recoverable gas, according to the EIA.

•
Adjacent to the Marcellus Shale is the emerging Utica Shale, located primarily in southwestern Pennsylvania and eastern Ohio. Still in the early stages of development, the Utica Shale play has three identified areas: oil, condensate and dry gas. According to the EIA, the Utica Shale is estimated to have approximately 37.4 Tcf of technically recoverable gas and 0.9 Tcf of recoverable oil reserve potential.

•
The Haynesville Shale area is located across northwest Louisiana and east Texas, and extends into Arkansas. The Haynesville Shale area is the third largest natural gas-producing basin in North America, with an estimated 70.9 Tcf of technically recoverable gas according to the EIA's 2014 Annual Energy Assumptions Report.

•
The Eagle Ford Shale area is a gas and oil play located across southern Texas. The play contains a high liquid component, which has led to the definition of three areas: oil, condensate and dry gas. The Eagle Ford Shale is estimated to have approximately 53.4 Tcf of technically recoverable gas and 6.9 billion barrels of technically recoverable oil, according to the EIA.

Customers
Our customers include major domestic and international oil and gas companies, foreign national oil and gas companies and independent oil and natural gas production companies that are active in our core areas of operations. In the year ended December 31, 2014, our three largest customers represented 15%, 10% and 10%, respectively, of our total consolidated revenues.
Competitors
Our competition includes small regional service providers as well as larger companies with operations throughout the continental United States and internationally. Our larger competitors are Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services, Inc., Key Energy Services, Inc., Nabors Industries Ltd., Waste Connections (R360 Environmental Solutions), Republic Services (Tervita Corporation USA) and Stallion Oilfield Services, Ltd.
We differentiate ourselves from our major competitors by our operating philosophy.  Unlike Nuverra, many of our competitors also conduct hydraulic fracturing and/or workover operations. However, none of these companies focus exclusively on the surface environmental aspects of unconventional oil and natural gas operations, a key aspect of our strategy as we focus on our fluid and solid waste treatment, recycling, and disposal capabilities.  We believe that offering a comprehensive environmental solution, which includes certainty of control of products from generation through disposal, recycling or reuse, to our customers, is an important value proposition and will increase in importance over time.  We believe our delivery and collection logistics network is a significant competitive advantage relative to competitors that are focused solely on treatment, recycling and disposal operations such as Republic Services (Tervita Corporation USA), Waste Connections, Inc., Waste Management and Clean Harbors, Inc.
Health, Safety & Environment
We are committed to excellence in HS&E in our operations, which we believe is a critical characteristic of our business. Our customers in the unconventional shale basins, including many of the large integrated and international oil and gas companies, require us, as a service provider, to meet high standards on HS&E matters. As a result, we believe that being a leading environmental solutions company with a national presence and a dedicated focus on environmental solutions is a competitive advantage relative to smaller, regional companies, as well as companies that provide certain environmental services as ancillary offerings.
Seasonality
Our business divisions are impacted by seasonal factors. Generally, our business is negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, we may be unable to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenue. In addition, these conditions may impact our customers’ operations, and, as our customers’ drilling and/or hydraulic fracturing activities are curtailed, our services may also be reduced.
Intellectual Property
We operate under numerous trade names and own several trademarks, the most important of which are “Nuverra,” “HWR,” “Power Fuels,” and “Heckmann Water Resources.” We also have access, through certain exclusive and business relationships, to various water treatment technologies which, based on our experience, we utilize to create cost-effective and proprietary total water treatment solutions for our customers.
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

Discontinued Operations
Our industrial solutions division provides route-based environmental services and waste recycling solutions, offering customers a reliable, high-quality and environmentally responsible solution through our “one-stop shop” of collection and recycling services for waste products including used motor oil (“UMO”), oily water, spent antifreeze, used oil filters and parts washers. The industrial solutions division collects UMO and reprocesses it to be sold in the form of reprocessed fuel oil (“RFO”) to (i) refiners as a critical feedstock for the production of base lubricants and (ii) industrial customers as a lower cost, higher “BTU” alternative to diesel fuel. Our assets focused on servicing industrial end-markets include processing facilities, tanker trucks, vacuum trucks and trailers, and railcars. UMO volume is sourced from participants within the automotive service industry (e.g. quick lube shops, auto dealerships, retail automotive service providers, etc.) and a diverse array of commercial and industrial operations across the trucking, railroad, manufacturing and mining industries. We have established relationships with RFO customers located throughout the United States, typically consisting of re-refiners and energy-intensive industries that require the use of a boiler or furnace, such as the asphalt, pulp, paper and bunker fuel markets.
Following an assessment of various alternatives regarding our industrial solutions business in the third quarter of 2013 and a decision to focus exclusively on our shale solutions business, our board of directors approved and committed to a plan to divest Thermo Fluids Inc. ("TFI"), which comprises its industrial solutions operating and reportable segment, in the fourth quarter of 2013. In March 2014, we entered into a Stock Purchase Agreement with respect to the sale of 100% of the equity of TFI to a prospective acquirer in exchange for $165.0 million in cash and $10.0 million in stock. In June 2014, we entered into an Amended and Restated Stock Purchase Agreement which, among other items, extended the closing date of the transaction. In August 2014, the agreement was terminated pursuant to the terms of the agreement. Subsequent to the termination of the agreement, we engaged in negotiations with other potential acquirers. In September 2014, Nuverra entered into a non-binding letter of intent for the sale of TFI to a new prospective acquirer in exchange for a combination of cash and common stock of the acquirer. Definitive transaction documentation was not executed with the new prospective acquirer. On February 4, 2015, Nuverra entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen will acquire TFI for $85 million in an all-cash transaction, subject to working capital adjustments. We currently expect the transaction to close promptly following receipt of required governmental approvals.
The February 4, 2015 definitive agreement for the proposed sale was for an amount that is below the carrying value of TFI's net assets. Based on the definitive agreement with Safety-Kleen, TFI recorded charges of approximately $74.4 million in the year ended December 31, 2014, reducing the estimated net recoverable value of its net assets to approximately $84.5 million at December 31, 2014. The charges were primarily related to a reduction of goodwill in the amount of $48.0 million, $26.4 million in intangible assets, as well as estimated additional transaction costs related to the sale.
We classified TFI as discontinued operations in its consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (since its acquisition on April 10, 2012). The assets and liabilities related to TFI are presented separately as "Assets held for sale" and "Liabilities of discontinued operations" in our consolidated balance sheets at December 31, 2014 and December 31, 2013.
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
Water Discharges.
We operate facilities that are subject to requirements of the United States Clean Water Act, as amended, or “CWA,” and analogous state laws for regulating discharges of pollutants into the waters of the United States and regulating quality standards for surface waters. Among other things, these laws impose restrictions and controls on the discharge of pollutants, including into navigable waters as well as protecting drinking water sources. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Other requirements for the prevention of spills are established under the United States Oil Pollution Act of 1990, as amended, or “OPA”, which amended the CWA and applies to owners and operators of vessels, including barges, offshore platforms and certain onshore facilities. Under OPA, regulated parties are strictly liable for oil spills and must establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible.
Oil Pollution Act.
The United States Oil Pollution Act, as amended, or “OPA,” governs any facility that has the capacity to store more than 1,320 gallons of oil and/or petroleum products and has the potential to discharge to a “navigable water” of the United States. All of our industrial solutions facilities are subject to this regulation, which requires that each facility develop and maintain a Spill Prevention Control and Countermeasures Plan, or “SPCC.” The SPCC requires certain planning and training to minimize the potential for oil and/or other petroleum products to be released into a navigable waterway.
National Pollutant Discharge Elimination System.
Our industrial solutions division’s storm water discharges and waste water discharges are regulated by the National Pollutant Discharge Elimination System, or “NPDES,” permit program. Many of industrial solutions’ facilities are required to manage their storm water runoff according to a “Multi Sector General Permit” issued by the EPA or by a particular state, if the state has been delegated authority to administer the program. Under NPDES, our regulated facilities must maintain a Storm Water Pollution Prevention Plan that identifies certain best management practices to minimize the off-site impact of any pollutants that may be carried off-site by precipitation. Very few of our industrial solutions’ locations require specific waste water discharge permits from industrial processes.
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
Saltwater Disposal Wells.
We operate saltwater disposal wells that are subject to the CWA, the Safe Drinking Water Act, or “SDWA,” and state and local laws and regulations, including those established by the Underground Injection Control Program of the United States Environmental Protection Agency, or “EPA,” which establishes minimum requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. All of our saltwater disposal wells are located in Ohio, Mississippi, Texas, North Dakota and Montana. Regulations in many states require us to obtain a permit to operate each of our saltwater disposal wells in those states. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our saltwater wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Any leakage from the subsurface portions of the saltwater wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and claims by third parties for property damages and personal injuries.
Transportation Regulations.
We conduct interstate motor carrier (trucking) operations that are subject to federal regulation by the Federal Motor Carrier Safety Administration, or “FMCSA,” a unit within the United States Department of Transportation, or “USDOT.” The FMCSA publishes and enforces comprehensive trucking safety regulations, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service, referred to as “HOS.” The agency also performs certain functions relating to such matters as motor carrier registration (licensing), insurance, and extension of credit to motor carriers’ customers. Another unit within USDOT publishes and enforces regulations regarding the transportation of hazardous materials, or “hazmat,” but the waste water and other water flows we transport by truck are generally not regulated as hazmat at this time.
In December 2010, the FMCSA launched a program called Compliance, Safety, Accountability, or “CSA,” in an effort to improve commercial truck and bus safety. A component of CSA is the Safety Measurement System, or “SMS,” which analyzes all safety violations recorded by federal and state law enforcement personnel to determine a carrier’s safety performance. The SMS is intended to allow the FMCSA to identify carriers with safety issues and intervene to address those problems. Although our trucking operations currently hold a “Satisfactory” safety rating from FMCSA (the best rating available), the agency has announced a future intention to revise its safety rating system by making greater use of SMS data in lieu of on-site compliance audits of carriers. We cannot predict the effect such a revision may have on our safety rating.
Our intrastate trucking operations are also subject to various state environmental and waste water transportation regulations discussed under “Environmental Regulations” above. Federal law also allows states to impose insurance and safety requirements on motor carriers conducting intrastate business within their borders, and to collect a variety of taxes and fees on an apportioned basis reflecting miles actually operated within each state.
The HOS regulations establish the maximum number of hours that a commercial truck driver may work. A FMCSA rule reducing the number of hours a commercial truck driver may work each day became effective in February 2012 and the compliance date of selected provisions was July 1, 2013. The rule, which is intended to reduce the risk of fatigue and fatigue-related crashes and harm to driver health, prohibits a driver from driving if more than eight hours have passed since the driver’s last off-duty or sleeper berth break of at least 30 minutes and limits the use of the restart to once a week, which, on average, will cut the maximum work week from 82 to 70 hours. The effect of this rule on reduced driver hours may raise our operating costs.
In addition, the USDOT’s Pipeline and Hazardous Materials Safety Administration regulates the transportation of materials deemed to be hazardous while in transport. A small portion of the materials that industrial solutions transports are subject to these regulations, which require certain training and communication rules to ensure the safe transport of hazardous materials.
Hydraulic Fracturing.
Although we do not directly engage in hydraulic fracturing activities, certain of our shale solutions customers perform hydraulic fracturing operations. While we believe that the adoption of new federal and/or state laws or regulations imposing increased regulatory burdens on hydraulic fracturing could increase demand for our services, it is possible that it could harm our business by making it more difficult to complete, or potentially suspend or prohibit, crude oil and natural gas wells in shale formations, increasing our and our customers’ costs of compliance and adversely affecting the services that we provide for our customers.
Due at least in part to public concerns that have been raised regarding the potential impact of hydraulic fracturing on drinking water, the EPA has commenced a comprehensive study, at the order of the United States Congress, of the potential environmental and health impacts of hydraulic fracturing activities. A final draft assessment report is expected to be issued by the EPA for peer review and public comment in early 2015. On October 15, 2012, a rule promulgated by the EPA that established new air emission controls for crude oil and natural gas production and natural gas processing operations became effective. The rule includes New Source Performance Standards, or “NSPS,” to address emissions of sulfur dioxide and volatile organic compounds, or “VOCs,” and a separate set of emission standards to address hazardous air pollutants associated with oil and natural gas production and processing activities. The EPA’s final rule requires the reduction of VOC emissions from crude oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.
Legislation, including bills known collectively as the Fracturing Responsibility and Awareness of Chemicals Act, or FRAC Act, has been introduced before both houses of Congress to remove the exemption of hydraulic fracturing under the SDWA and to require disclosure to a regulatory agency of chemicals used in the fracturing process and otherwise restrict hydraulic fracturing. To date, this legislation has not been passed by either house.
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
Employees
As of December 31, 2014, we had approximately 2,400 full time employees, of whom approximately 400 were executive, managerial, sales, general, administrative, and accounting staff, and approximately 2,000 were truck drivers, service providers and field workers. None of our employees are under collective bargaining agreements. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes.
Available Information
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
Risks Related to Our Company
Our business depends on spending by the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control. A substantial or an extended decline in oil and natural gas prices could result in lower expenditures by our customers, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. These expenditures are generally dependent on current oil and natural gas prices and the industry’s view of future oil and natural gas prices, including the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Recent declines in oil and natural gas prices, and any substantial or extended decline in oil and natural gas prices, could result in reductions in our customers’ operating and capital expenditures. Declines in these expenditures could result in project modifications, delays or cancellations, general business disruptions, delays in, or nonpayment of, amounts owed to us, increased exposure to credit risk and bad debts, and a general reduction in demand for our services. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
Industry conditions are influenced by numerous factors over which we have no control, including:

•	the domestic and worldwide price and supply of natural gas, natural gas liquids and oil, including the natural gas inventories and oil reserves of the United States;

•	changes in the level of consumer demand;

•	the price and availability of alternative fuels;

•	weather conditions;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	actions of the members of the Organization of the Petroleum Exporting Countries or "OPEC," relating to oil price and production controls;

•	the level of excess production and projected rates of production growth;

•	political instability or armed conflict in oil and natural gas producing regions; and

•	overall domestic and global economic and market conditions.
The oil and gas industry is currently experiencing a downturn due to significant declines in oil and natural gas prices. Since the second half of 2014, oil prices have declined substantially from historic highs and may remain depressed for the foreseeable future. Historically, downturns in the industry have been characterized by diminished demand for oilfield services and downward pressure on the prices customers are willing to pay for services such as ours. An extended downturn in the oil and gas industry could result in a reduction in demand for oilfield services as well as lower prices and operating margins, and could adversely affect our financial condition, results of operations and cash flows.
In the past, we have experienced periods of low demand and have incurred operating losses. In the future, we may not be able to achieve or maintain our profitability due to an inability to reduce costs, increase revenue, or reduce our debt obligations. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.
Future charges due to possible impairments of assets may have a material adverse effect on our results of operations and stock price.
As discussed more fully in Note 8 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impairment of Long-Lived Assets and Goodwill” included in Item 7 herein, during the year ended December 31, 2014 we recorded asset impairments totaling $416.4 million, including $112.4 million for the impairment of long-lived assets and $304.0 million for the impairment of goodwill. Additionally, as discussed in Note 20, we recorded asset impairments totaling $74.4 million during the year ended December 31, 2014 as a component of "Loss from discontinued operations, net of income taxes" in our consolidated statement of operations. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets and goodwill, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.
The testing of long-lived assets and goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the composition of our reporting units; changes in economic, industry or market conditions; changes in business operations; changes in competition; changes in goodwill; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or differences in our actual performance compared with estimates of our future performance, could affect the fair value of long-lived assets and goodwill, which may result in further impairment charges. We perform the assessment of potential impairment at least annually, or more often if events and circumstances require.
During the three months ended September 30, 2014, we completed the previously-announced organizational realignment of our shale solutions segment into three operating divisions, which we consider to be our new operating and reportable segments: (1) the Northeast Division comprising the Marcellus and Utica Shale areas, (2) the Southern Division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin Shale areas and (3) the Rocky Mountain Division comprising the Bakken Shale area. As part of this organizational realignment, we re-evaluated the goodwill of our reporting units, defined as an operating segment or one level below an operating segment, for impairment. We determined that our reporting units are the same as our new operating and reportable segments. Previously, the shale solutions operating segment was comprised of the shale solutions (excluding AWS and Pipeline) reporting unit, the AWS reporting unit and the Pipeline reporting unit. Given the change in the composition of its reporting units, we were required to allocate our $408.7 million of goodwill on a relative fair value basis to the new reporting units.
In addition to the annual goodwill impairment test performed as of September 30, we test our goodwill and long-lived assets, including other identifiable intangible assets with useful lives, for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the quarter ended June 30, 2014, we considered a number of relevant factors which are potential indicators of impairment, including (among others) the potential impacts of the aforementioned organizational realignment of its continuing operations and our current and near-term financial results as well as the fact that the market price of our common stock, taking into consideration potential control premiums, has wavered above and below our book value since the third quarter of 2013, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly Reports on Form 10-Q. Based on these factors, we were required to perform impairment tests to determine whether the carrying values are fully recoverable of both our long-lived assets and goodwill. We completed the review of our long-lived assets in the quarter ended September 30, 2014 and concluded the fair value of such assets exceeded their carrying values, thus no long-lived asset impairment was indicated.
The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the three months ended September 30, 2014, we performed step one of the goodwill impairment test for each of our three new reporting units: the Northeast division, Southern division and Rocky Mountain division. To measure the fair value of each new reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review, we concluded the fair value of the Rocky Mountain division exceeded our carrying amount by approximately 14% and accordingly, the second step of the impairment test was not necessary for this reporting unit. Conversely, we concluded the fair value of the Northeast and Southern reporting units were less than their carrying values thereby requiring us to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. For both the Northeast and Southern reporting units, the carrying values of the re-allocated goodwill exceeded their implied fair values. Accordingly, we recognized a charge of $100.7 million ($66.9 million in the Southern division and $33.8 million in the Northeast division) during the three months ended September 30, 2014, which is characterized as "Impairment of goodwill" in our consolidated statement of operations.
Due to the continued significant decline in oil and gas prices and the market price of our common stock during the three months ended December 31, 2014, we determined that these triggering events required us to complete further impairment tests. Long-lived assets were grouped at the basin level for purposes of assessing their recoverability as we concluded the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the Northeast division and Southern divisions, the undiscounted cash flows of the asset groups exceeded their carrying values; therefore, no impairment was indicated. In the Bakken Shale basin, the carrying value of the asset group exceeded its undiscounted cash flows indicating impairment which resulted in an impairment charge of $112.4 million related to the customer relationship intangible asset. Such amount is reported in "Impairment of long-lived assets" in our consolidated statement of operations. The Northeast division and Southern divisions had no goodwill balances; therefore, we performed step one of the goodwill impairment test only for the Rocky Mountain division. The Rocky Mountain division is comprised of the Rocky Mountain reporting unit. We used a combination of the discounted cash flow method and the guideline public company method to measure the fair value of the Rocky Mountain reporting unit. Based on the results of the step-one goodwill impairment review, we concluded the fair value of the Rocky Mountain division was less than its carrying value thereby requiring us to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. The carrying value of the Rocky Mountain reporting unit goodwill exceeded its implied fair value and as such, we recognized a charge of $203.3 million during the three months ended December 31, 2014, which is characterized as "Impairment of goodwill" in our consolidated statement of operations.
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the 2014 impairment were measured using Level 2 and Level 3 inputs as described in Note 11.
We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. We further believe the most significant assumption used in our analysis is the revenue growth as limited by oil and gas prices. However, we may not meet our revenue targets, working capital and capital investment requirements may be higher than forecast, changes in credit or equity markets may result in changes to our discount rate and general business conditions may result in changes to our terminal value assumptions for our reporting units.
In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At December 31, 2014 and March 13, 2015, the closing market prices of our common stock were $5.55 and $2.92 per share, respectively, compared to our book value per share of $5.56 as of December 31, 2014. If our book value per share were to continue to exceed our market price per share plus a control premium, in addition to continued downward pricing in services driven by oil and gas price depression, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in further revisions to our fair value estimates. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result.
Should the value of our long-lived assets and goodwill become further impaired, we would incur additional charges which could have a material adverse effect on our consolidated results of operations and could result in us incurring additional net operating losses in future periods. We cannot accurately predict the amount or timing of any impairment of assets. Any future determination requiring the write-off of a significant portion of long-lived assets or goodwill, although not requiring any additional cash outlay, could have a material adverse effect on our results of operations and stock price.
We may not recognize the anticipated benefits from our sale of the industrial solutions division or any other divestitures we may pursue in the future.
As described in Note 20 of the Notes to Consolidated Financial Statements herein, in October 2013, our Board of Directors authorized commencement of a process for the sale of TFI, comprising our industrial solutions division. As disclosed on a Form 8-K filed with Securities and Exchange Commission on February 4, 2015, we entered into a material definitive agreement with Safety-Kleen pursuant to which Safety-Kleen will purchase TFI. There can be no assurance that we will be able to obtain the requisite government approvals and successfully close the sale of TFI. Additionally, we may evaluate other potential divestiture opportunities with respect to portions of our business from time to time, and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy and we would be able to realize value for our stockholders in so doing. Any divestiture, including the planned sale of TFI, could expose us to significant risks, including, without limitation, fees for legal and transaction-related services, diversion of management resources, transaction execution risks (including risks resulting from buyer financing and due diligence contingencies and other closing conditions), loss of key personnel and reduction in revenue. Further, as contemplated in the definitive agreement relating to the sale of TFI, we may be required to retain or indemnify a buyer against certain liabilities and obligations in connection with any such divestiture, and we may also become subject to third-party claims arising out of such divestiture. In addition, we may not achieve the expected price in such a transaction, which could result in additional losses being recorded. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction, it could adversely affect our financial condition and results of operations. The sale of TFI is subject to various third party consents. There can be no assurances that we will obtain any necessary consents of governmental authorities or other third parties, including consent of the lenders under our credit facility that might be required in order for us to sell TFI or effectuate any other divesture. The expected sale of TFI will take the form of a stock sale of TFI rather than a sale of TFI’s assets which will result in a significant capital loss for tax purposes. The goodwill impairment charges recorded during the years ended December 31, 2014 and 2013 did not result in a reduction of our tax basis in the stock of TFI. We will not be able to carry any recognized capital loss resulting from a sale of TFI stock back to prior years as we did not generate capital gains nor pay any federal tax during such prior carryback years. We also do not currently expect to have significant capital gains in the five succeeding carryforward tax years to offset the capital loss carryforward. Consequently, we expect that any deferred tax asset resulting from a capital loss generated from the sale of TFI stock will require a valuation allowance.
If we are unable to consummate the divestiture of TFI for any reason, our business would be adversely impacted, including our cash flows, and, in addition, we would be subject to the risks associated with the continued operation of TFI’s business, including (without limitation) operational, financial, legal, environmental and regulatory and compliance risks, any or all of which could be material to our business.
We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.
We have historically grown through strategic acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities identified. In order to complete acquisitions, we would expect to require additional debt and/or equity financing, which could increase our interest expense, leverage and/or shares outstanding (see "Risks Related to Our Indebtedness"). Businesses that we acquire, or have previously acquired, may not perform as expected. Future revenues, profits and cash flows of an acquired business may not materialize due to the failure or inability to capture expected synergies, increased competition, regulatory issues, changes in market conditions, or other factors beyond our control. In addition, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention.
Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies or earnings gains, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Also, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
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

We depend on the continued service of Mark D. Johnsrud, our Chief Executive Officer and Chairman, and other senior management.
Our success is largely dependent on the skills, experience and efforts of our people and, in particular, the continued services of Mr. Johnsrud, our Chief Executive Officer and Chairman. The loss of the services of Mr. Johnsrud, or of other members of our senior management, could have a negative effect on our business, financial condition and results of operations and future growth, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not carry key-person life insurance on any of our senior management.
Our Chief Executive Officer and Chairman, Mark D. Johnsrud, owns a significant amount of our voting stock and may have interests that differ from other shareholders. Mr. Johnsrud, as a significant shareholder, may, therefore, take actions that are not in the interest of other shareholders.
Mark D. Johnsrud, Chief Executive Officer and Chairman, owns shares representing approximately 37% of our common stock as of December 31, 2014, and, therefore, he has significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions. In addition, Mr. Johnsrud, as Chief Executive Officer and Chairman, has the power to exert significant influence over our corporate management and policies. Circumstances may occur in which the interests of Mr. Johnsrud, as a significant shareholder, could be in conflict with the interests of other shareholders, and Mr. Johnsrud would have significant influence to cause us to take actions that align with his interests. Should conflicts of interest arise, we can provide no assurance that Mr. Johnsrud would act in the best interests of our other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.
The litigation environment in which we operate poses a significant risk to our businesses.
We are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, and environmental issues, other claims for injuries and damages, and various shareholder and class action litigation, among other matters. We may experience negative outcomes in such lawsuits in the future. Any such negative outcomes could have a material adverse effect on our business, liquidity, financial condition and results of operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from such assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on our results of operations. In addition, judges and juries in certain jurisdictions in which we conduct business have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and other tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in these areas poses a significant business risk to us and could cause a significant diversion of management resources and could have a material adverse effect on our financial condition, results of operations and cash flows.
Litigation related to personal injury from the operation of our business may result in significant liabilities and limit our profitability.
The hazards and risks associated with the transport, storage, and handling, treatment and disposal of our customers’ waste (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. As more fully described in Note 16 of the Notes to Consolidated Financial Statements herein, due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Significant capital expenditures are required to conduct our business.
The development of our business and services, excluding acquisition activities, requires substantial capital expenditures. During the year ended December 31, 2014, we made capital expenditures of approximately $55.7 million, primarily involving the completion of construction of the initial cells of our oilfield waste landfill in the Bakken Shale area and construction and development costs relating to our solids treatment capabilities, also in the Bakken Shale area. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. In addition to capital expenditures required to maintain our current level of business activity, we may incur capital expenditures to support future growth of our business. We may also incur additional capital expenditures for acquisitions. We currently plan to reduce our level of capital expenditures for 2015, due in part to the ongoing declines in oil and natural gas prices and the corresponding effect on the oil and natural gas industry. Prolonged reductions or delays in capital expenditures could delay or diminish future cash flows and adversely affect our business and results of operations. Our planned capital expenditures for 2015, as well as any acquisitions we choose to pursue, will likely be financed through a combination of existing asset sales, cash on hand, cash flow from operations, borrowings under our available credit facilities and capital leases, and, in the case of larger acquisitions, possible issuances of new debt and/or equity. We may also incur additional indebtedness to support growth initiatives. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to reduce or defer our capital spending, or pursue other funding alternatives which may not be as economically attractive to us, which in turn could have a materially adverse effect on our financial condition, results of operations and cash flows.
The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation and/or modify the benefits provided to our employees in future periods.
We employed approximately 1,300 truck drivers as of December 31, 2014. Maintaining a staff of qualified truck drivers is critical to the success of our operations. We and other companies in the oil and gas industry suffer from a high turnover rate of drivers. The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing equipment. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could be forced to, among other things, increase driver compensation and/or modify our benefit packages, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability. Additionally, in anticipation of or in response to geographical and market-related fluctuations in the demand for our services, we strategically relocate our equipment and personnel from one area to another, which may result in operating inefficiencies, increased labor, fuel and other operating costs and could adversely affect our growth and profitability. As a result, our driver and employee training and orientation costs could be negatively impacted. We also utilize the services of independent contractor truck drivers to supplement our trucking capacity in certain shale areas on an as-needed basis. There can be no assurance that we will be able to enter into these types of arrangements on favorable terms, or that there will be sufficient qualified independent contractors available to meet our needs, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In addition, the supply of critical infrastructure assets, in particular employee housing in the Bakken Shale area, is limited. There is a shortage of fixed housing in the region, making it difficult for energy services operators and other businesses to attract quality, long-term personnel. Through an entity he controls, but which is separate from the Company, Mr. Johnsrud owns fixed-housing rental units in the Bakken Shale area. However, there is no formal arrangement with Mr. Johnsrud to ensure that our employees will be able to rent this housing. There can be no assurance that there will be sufficient housing available for all of our employees in the Bakken Shale area, which could have a material adverse impact on our business and our ability to provide services.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers represented 15%, 10% and 10%, respectively, of our total consolidated revenues for the year ended December 31, 2014 and in total equaled 30% of the Company’s consolidated accounts receivable at December 31, 2014. The loss of all, or even a portion, of the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. A reduction in exploration, development and production activities by key customers due to the current declines in oil and natural gas prices, or otherwise, could have a material adverse effect on our financial condition, results of operations and cash flows.

Customer payment delays of outstanding receivables could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We often provide credit to our customers for our services, and are therefore subject to our customers delaying or failing to pay outstanding invoices. In weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.
The fees charged to customers under our agreements with them may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.
Under our agreements with our customers, we may be unable to increase the fees that we charge our customers at a rate sufficient to offset any increases in our costs. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events. Force majeure events may include (but are not limited to) events such as revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, the effects could have a material adverse effect on our financial condition, results of operations and cash flows.
We operate in competitive markets, and there can be no certainty that we will maintain our current customers or attract new customers or that our operating margins will not be impacted by competition.
The industries in which our business operates are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources. Competition could intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing similar services to those that we provide that will compete with our services. We cannot assure you that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In addition, the current declines in oil and natural gas prices may result in competitors moving resources from higher-cost exploration and production areas to relatively lower-cost exploration and production areas where we are located thereby increasing supply and putting further downward pressure on the prices we can charge for our products and services, including our rental business. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our financial condition, results of operations and cash flows.
Any interruption in our services due to pipeline ruptures or spills or necessary maintenance could impair our financial performance and negatively affect our brand.
Our water transport pipelines are susceptible to ruptures and spills, particularly during start up and initial operation, and require ongoing inspection and maintenance. For example, in 2010 and 2011, we had breaks in our 50-mile underground pipeline network in the Haynesville Shale area that resulted in delays in transporting our customers’ water and resulted in significant repair and remediation costs. We may experience further difficulties in maintaining the operation of our pipelines, which may cause downtime and delays. We also may be required to periodically shut down all or part of our pipelines for regulatory compliance and inspection purposes. Any interruption in our services due to pipeline breakdowns or necessary maintenance, inspection or regulatory compliance could reduce revenues and earnings and result in remediation costs. Transportation interruptions at our pipelines, even if only temporary, could severely harm our business and reputation, and could have a material adverse effect on our financial condition, results of operations and cash flows.
Our operations are subject to risks inherent in the oil and natural gas industry, some of which are beyond our control. These risks may not be fully covered under our insurance policies.
Our operations are subject to operational hazards, including accidents or equipment failures that can cause pollution and other damage to the environment. Pursuant to applicable law, we may be required to remediate the environmental impact of any such accidents or incidents, which may include costs related to site investigation and soil, groundwater and surface water cleanup. In addition, hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, pollution and other damage to the environment, fires and hydrocarbon spills, may delay or halt operations at extraction sites which we service. These conditions can cause:

•	personal injury or loss of life;

•	liabilities from pipeline breaks and accidents by our fleet of trucks and other equipment;

•	damage to or destruction of property, equipment and the environment; and

•	the suspension of operations.
The occurrence of a significant event or a series of events that together are significant, or adverse claims in excess of the insurance coverage that we maintain or that are not covered by insurance, could have a material adverse effect on our financial condition, results of operations and cash flows. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.
We maintain insurance coverage that we believe to be customary in the industry against these hazards. We may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, the coverage provided by such insurance may be inadequate, or insurance premiums or other costs could make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.
Improvements in or new discoveries of alternative energy technologies or fracking methodologies could have a material adverse effect on our financial condition and results of operations.
Because our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, technological changes could decrease the quantities of water required for fracking operations or otherwise affect demand for our services.
Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.
Areas in which we operate are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, our customers may curtail their operations or we may be unable to move our trucks between locations or provide other services, thereby reducing demand for, or our ability to provide services and generate revenues. For example, many municipalities impose weight restrictions on the roads that lead to our customers’ job sites in the spring due to the muddy conditions caused by spring thaws, limiting our access and our ability to provide service in these areas. In 2013 and the first quarter of 2014, inclement weather negatively impacted our operations in Pennsylvania and North Dakota. In September 2011 and October 2012, portions of Pennsylvania and other areas in the eastern United States had record rainfall and flooding. In February 2011, portions of Texas had record snowfalls. During those periods, we and our customers had to significantly reduce or halt operations, resulting in a loss of revenue. In addition, the regions in which we operate have in the past been, and may in the future be, affected by natural disasters such as hurricanes, windstorms, floods and tornadoes. In certain areas, our business may be dependent on our customers’ ability to access sufficient water supplies to support their hydraulic fracturing operations. To the extent severe drought conditions or other factors prevent our customers from accessing adequate water supplies, our business could be negatively impacted. Future natural disasters or inclement weather conditions could severely disrupt the normal operation of our business, or our customers’ business, and have a material adverse effect on our financial condition, results of operations and cash flows.
Our operating margins and profitability may be negatively impacted by changes in fuel and energy costs, in part due to the fixed cost structure of our business.
Our business is dependent on availability of fuel for operating our fleet of trucks. Changes and volatility in the price of crude oil can adversely impact the prices for these products and therefore affect our operating results. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, and environmental concerns.
Furthermore, our facilities, fleet and personnel subject us to fixed costs, which make our margins and earnings sensitive to changes in revenues. In periods of declining demand, our fixed cost structure may limit our ability to cut costs, which may put us at a competitive disadvantage to firms with lower or more flexible cost structures, and may result in reduced operating margins and/or higher operating losses. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.
We currently own one landfill and our ability to meet our financial and operating objectives may depend, in part, on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Any of these circumstances could have a material adverse effect on our financial condition, results of operations and cash flows.
Our ability to utilize net operating loss carryforwards in the future may be subject to substantial limitations.
We believe that our ability to use our U.S. federal net operating loss carryforwards and other tax attributes in future years could be limited. Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (“Tax Attributes”), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. As a result of an ownership change, utilization of our Tax Attributes would be subject to an overall annual limitation determined in part by multiplying the total adjusted aggregate market value of our common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate, possibly subject to increase based on the built-in gain, if any, in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. If an ownership change were to occur, future U.S. taxable income may not be fully offset by existing Tax Attributes in a given year if such income exceeds our annual limitation, resulting in higher cash taxes. Additionally, a Section 382 limitation could result in Tax Attributes expiring unused.
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
We evaluate our insurance accruals, and the underlying assumptions, regularly throughout the year and make adjustments as needed. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. Changes in our assumptions and estimates could have a material adverse effect on our financial condition, results of operations and cash flows.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, storage, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
A failure in our operational systems, or those of third parties, may adversely affect our business.
Our business is dependent upon our operational and technological systems to process a large amount of data. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems could result in losses that are difficult to detect. We are heavily reliant on technology for communications, financial reporting, treasury management and many other important aspects of our business. Any failure in our operational systems could have a material adverse impact on our business. Third-party systems on which we rely could also suffer operational failures. Any of these occurrences could disrupt our business, including the ability to close our financial ledgers and report the results of our operations publicly on a timely basis or otherwise have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
As of December 31, 2014, we had approximately $597.3 million of indebtedness, net of premiums and discounts of $0.6 million, outstanding on a consolidated basis, including our $400.0 million aggregate principal amount of 9.875% Senior Notes due 2018 (the "2018 Notes"), $183.1 million under our asset-based revolving credit facility (the “ABL Facility”) and $14.9 million of capital leases and notes payable for trucks and other vehicle financings. We had approximately $27.2 million of net availability under our credit facility as of March 13, 2015.
Our primary source of capital is from borrowings available under our ABL Facility, as well as from cash generated by our operations with additional sources of capital in prior years from additional debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our expected sources of capital in 2015 are expected to be from borrowings under our ABL Facility, cash generated by our operations and the net proceeds from the planned sale of TFI. Other sources of cash may include potential sales of assets, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.

Given the current macro environment and oil and gas prices, we anticipate declining revenues in 2015, with corresponding reductions in costs from operations.  In this environment, we expect sufficient availability under the ABL Facility to meet our operating needs. Our financing strategy includes using the proceeds from the planned sale of TFI, closely monitoring and lowering our operating costs and capital spending, and managing our working capital to enhance liquidity. Based on our current expectations and projections, we believe that our available cash, together with availability under the ABL Facility, will be sufficient to fund our operations, capital expenditures and interest payments under our debt obligations through at least the first quarter of 2016, which is our current, one-year forecast period.
However, our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial level of indebtedness could have other important consequences. For example, our level of indebtedness and the terms of our debt agreements may:

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

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds or cause lenders to be unwilling to lend additional amounts under existing or future lending credit facilities;

•	constrain our ability to fund increased working capital needs; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.
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
Borrowings under our credit facility bear interest at variable rates. If we were to borrow funds and these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness could increase. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. The effects of this risk could have a material adverse effect on our financial condition, results of operations and cash flows.
We may not be able to generate sufficient cash flow to meet our debt service, lease payments and other obligations due to events beyond our control.
Our interest expense related to the 2018 Notes, the borrowings under our credit facility, and our other indebtedness was approximately $50.9 million in the year ended December 31, 2014. Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally or other risks described in our reports filed with the SEC. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay or diminish future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be immediately due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the 2018 Notes or our other indebtedness. In addition, the lenders under our credit facility or other secured indebtedness could seek to foreclose on our assets that collateralize the facility. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. The effects of this risk could have a material adverse effect on our financial condition, results of operations and cash flows.
Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.
Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, some or all of which may be secured. As of March 13, 2015 we had approximately $27.2 million of net availability under our credit facility. In addition, the indenture governing the 2018 Notes and the credit facility documentation allow us to issue additional debt, including additional notes, as well as capital leases and project finance obligations along with other forms of indebtedness, under certain circumstances. Although the terms of the credit facility and the indenture governing the 2018 Notes limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances, some or all of which may be secured. If new debt is added to our current debt levels, the related risks that we now face to satisfy our obligations could increase. The effects of this risk could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our credit facility requires, and any future credit facilities will likely require, us to comply with specified financial ratios that may limit the amount we can borrow under our credit facility. A breach of any of the covenants under the indenture governing the 2018 Notes or the credit facility, as applicable, could result in a default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income loss plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the indenture), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. As of December 31, 2014, we remained in compliance with our debt covenants and the availability was $56.5 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $30.6 million, resulting in approximately $25.9 million of net availability as of December 31, 2014.
The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our credit facility agreement, the amount we can borrow under the credit facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to perform an appraisal of the assets comprising our borrowing base. If an appraisal results in a reduction of the borrowing base, then a portion of the outstanding indebtedness under the credit facility could become immediately due and payable. Any such repayment obligation could have a material adverse impact on our liquidity and financial condition.

The indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under our revolving credit facility, which would limit our ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if our fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio is below 2.0 to 1.0, the indenture prohibits our incurrence of new senior secured indebtedness, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of senior secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the indenture. The covenant does not require repayment of existing borrowings if greater than $150 million at that time, but rather limits new borrowings during any such period.  The 2.0 to 1.0 fixed charge coverage ratio is an incurrence covenant, not a maintenance covenant.
The covenants described above are subject to important exceptions and qualifications. Our ability to comply with these covenants will likely be affected by some events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under such indenture, credit facility or other debt obligation, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We were in compliance with such covenants as of December 31, 2014 and March 13, 2015.
We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by such restrictive covenants. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the 2018 Notes, the credit facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so. Any such limitations on borrowing under our credit facility could have a material adverse impact on our liquidity.
Our borrowings under our credit facility expose us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under our credit facility. Our credit facility carries a floating interest rate; therefore, as interest rates increase, so will our interest costs, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to make acquisitions may be adversely impacted by our outstanding indebtedness and by the price of our stock.
Our ability to make future business acquisitions, particularly those that would be financed solely or in part through cash from operations, will be curtailed due to our obligations to make payments of principal and interest on our outstanding indebtedness. We may not have sufficient capital resources, now or in the future, and may be unable to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions. In addition, the terms of our indebtedness include covenants that directly restrict, or have the effect of restricting, our ability to make certain acquisitions while this indebtedness remains outstanding. To the extent that the amount of our outstanding indebtedness has a negative impact on our stock price, using our common stock as consideration will be less attractive for potential acquisition candidates. The future trading price of our common stock could limit our willingness to use our equity as consideration and the willingness of sellers to accept our shares and as a result could limit the size and scope of our acquisition program. If we are unable to pursue strategic acquisitions that would enhance our business or operations, the potential growth of our business and our financial condition, results of operations and cash flows could have a material adverse effect.
Risks Related to Our Common Stock
We may issue a substantial number of shares of our common stock in the future and stockholders may be adversely affected by the issuance of those shares.
We may raise additional capital by issuing shares of common stock, which will increase the number of common shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have filed a shelf registration statement on Form S-3 with the SEC which allows us to issue up to $400.0 million in debt, equity and hybrid securities. As of December 31, 2014, we had issued 1.8 million shares of common stock at a total price of $80.1 million, under this registration statement and could issue up to an additional $319.9 million of debt, equity or hybrid securities. In addition, we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements, and may do so in connection with financings, acquisitions, the settlement of litigation and other strategic transactions in the future. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our stockholders.
Our stock price may be volatile, which could result in substantial losses for investors in our securities.
The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
The market price of our common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results and changes in our liquidity position;

•	changes in securities analysts’ estimates of our financial performance;

•	inaccurate or negative comments about us on social networking websites or other media channels;

•	changes in market valuations of similar companies;

•
announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements, as well as our or our competitors' success or failure in successfully executing such matters;

•	changes in the price of oil and natural gas;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.
The trading price of our common stock on the New York Stock Exchange, or “NYSE,” since our initial public offering has ranged from a high of $107.40 on September 3, 2008 to a low of $4.80 on December 24, 2014. The last reported price of our common stock on the NYSE on March 13, 2015 was $2.92 per share.

If our common stock fails to meet all applicable listing requirements, it could be delisted from the NYSE, which could adversely affect the market price and liquidity of our common stock and harm our financial condition and results of operations.
Our common stock is currently traded on the NYSE. If we fail to meet any of the continued listing standards of the NYSE, our common stock could be delisted from the NYSE. These continued listing standards include, among others, maintaining a $1.00 minimum average closing stock price per share. Our common stock has traded as low as $1.65 per share during the prior 52-week period. If the average price of our common stock is less than $1.00 per share for thirty consecutive trading days, there can be no assurance that the NYSE will not take action to enforce its continued listing standards. Any delisting of our common stock from the NYSE could adversely affect the market price and liquidity of our common stock, impair our ability to raise capital necessary to maintain operations and service our debt, cause significant loss of investor interest in our securities, cause a loss of confidence among our employees and customers and otherwise negatively affect our financial condition, results of operations and cash flows.
We currently do not intend to pay any dividends on our common stock.
We currently do not intend to pay any dividends on our common stock, and restrictions and covenants in our debt agreements may prohibit us from paying dividends now or in the future. While we may declare dividends at some point in the future, subject to compliance with such restrictions and covenants, we cannot assure you that you will ever receive cash dividends as a result of ownership of our common stock and any gains from investment in our common stock may only come from increases in the market price of our common stock, if any.
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
The existence of the foregoing provisions and anti-takeover measures, as well as the significant amount of common stock beneficially owned by our Chief Executive Officer and Chairman, Mr. Johnsrud, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
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
Our operations, and those of our customers, are subject to United States federal, state and local laws and regulations relating to health, safety, transportation and protection of natural resources and the environment and worker safety, including those relating to waste management and transportation and disposal of produced water and other materials. For example, we are subject to environmental regulation relating to disposal into injection wells, which can pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. In addition, federal, state and local laws and regulations may be passed which would have the effect of increasing costs to our customers and possibly decreasing demand for our services. For example, if new laws and regulations are passed requiring increased safety measures for rail transport of crude oil, such laws and regulations may make it more difficult and expensive for customers to transport their product, which could decrease our customers’ demand for our services and negatively affect our results of operations and financial condition. Similarly, many of our customers have intrastate pipeline operations that are subject to regulation by various agencies of the states in which they are located. If new laws and/or regulations that further regulate intrastate pipelines are adopted in response to equipment failures, spills, negative environmental effects, or public sentiment, our customers may face increased costs of compliance, and thus reduce demand for our services
Our business involves the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials. Accordingly, we are subject to regulation by federal, state, and local authorities establishing investigation and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, CERCLA imposes joint, strict, and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; parties that generated hazardous substances that were released at such facilities; and parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted statutes comparable to and, in some cases, more stringent than CERCLA. If we were to be found to be a responsible party under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination. In addition, claims alleging personal injury or property damage may be brought against us as a result of alleged exposure to hazardous substances resulting from our operations.
Failure to comply with these laws and regulations could result in the assessment of significant administrative, civil or criminal penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, and orders to limit or cease certain operations. In addition, certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions. For example, if a landfill or disposal operator mismanages our wastes in a way that creates an environmental hazard, we and all others who sent materials could become liable for cleanup costs, fines and other expenses many years after the disposal or recycling was completed. Future events, such as the discovery of currently unknown matters, spills caused by future pipeline ruptures, changes in existing environmental laws and regulations or their interpretation, and more vigorous enforcement policies by regulatory agencies, may give rise to additional expenditures or liabilities, which could impair our operations and could have a material adverse effect on our financial condition, results of operations and cash flows.
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

The results of the EPA study and House investigation could lead to restrictions on hydraulic fracturing. On February 11, 2014, the EPA released revised underground injection control (UIC) program permitting guidance for wells that use diesel fuels during hydraulic fracturing activities. EPA developed the guidance to clarify how companies can comply with a law passed by Congress in 2005, which exempted hydraulic fracturing operations from the requirement to obtain a UIC permit, except in cases where diesel fuel is used as a fracturing fluid. In a February 5, 2014 memorandum, EPA’s Inspector General (IG) announced plans to evaluate how EPA and the states have used their regulatory authority to address potential impacts of hydraulic fracturing on water resources. The IG reportedly will “evaluate what regulatory authority is available to the EPA and states, identify potential threats to water resources from hydraulic fracturing, and evaluate the EPA’s and states’ responses to them.” In addition, the EPA finalized regulations under the CAA in October 2012 regarding certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells and, in October 2011, announced its intention to propose regulations by 2014 under the CWA to regulate wastewater discharges from hydraulic fracturing and other gas production. The EPA has also announced that it will propose rules on effluent limitations for the treatment of discharge of wastewater resulting from hydraulic fracturing in early 2015. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing, including, for example, requiring disclosure of chemicals used in the fracturing process or seeking to repeal the exemption from the SWDA. If adopted, such legislation would add an additional level of regulation and necessary permitting at the federal level and could make it more difficult to complete wells using hydraulic fracturing. Similar laws and regulations with respect to chemical disclosure also exist or are being considered by the United States Department of Interior and in several states, including certain states in which we operate, that could restrict hydraulic fracturing. The Delaware River Basin Commission is also considering regulations which may impact “hydrofracturing” water practices in certain areas of Pennsylvania, New York, New Jersey and Delaware. Some local governments have also sought to restrict drilling in certain areas.
Additionally, in response to concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators have adopted or are considering additional requirements related to seismic safety for hydraulic fracturing activities. For example, in January 2012, the Ohio Department of Natural Resources issued a temporary moratorium on the development of hydraulic fracturing disposal wells in northeast Ohio due to minor earthquakes reported in the area. In Texas, the Texas Railroad Commission (the "RRC") amended its existing oil and gas disposal well regulations to require applicants for new disposal wells to conduct seismic activity searches utilizing the U.S. Geological Survey to assess whether the RRC should impose limits on existing wells, including a temporary injection ban. Finally, the state of Arkansas imposed a moratorium on waste water injection in certain areas due to concerns that hydraulic fracturing may be related to increased earthquake activity. Such laws and regulations could delay or curtail production of oil and natural gas by our customers, and thus reduce demand for our services.
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
Our customers have been affected by moratoriums that have been imposed on the issuance of permits for drilling and completion activities in certain jurisdictions. For example, in December 2010, the State of New York imposed a moratorium on certain drilling and completion activities. In 2011, the state announced plans to lift the moratorium, however, in December 2014 the state announced that it intended to take action to prohibit certain drilling and completion activities, including hydraulic fracturing, in the state. A similar moratorium has been in place within the Delaware River Basin pending issuance of regulations by the Delaware River Basin Commission. Other states, including Texas, Arkansas, Pennsylvania, Wyoming and Colorado, have enacted laws and regulations applicable to our business activities, including disclosure of information regarding the substances used in hydraulic fracturing. California is presently considering similar requirements. The EPA published a rule on January 9, 2014 requiring oil and gas companies using hydraulic fracturing off the coast of California to disclose the chemicals they discharge into the ocean. Some of the drilling and completion activities of our customers may take place on federal land, requiring leases from the federal government to conduct such drilling and completion activities. In some cases, federal agencies have canceled oil and natural gas leases on federal lands. Consequently, our operations in certain areas of the country may be interrupted or suspended for varying lengths of time, causing a loss of revenue and potentially having a materially adverse effect on our financial condition, results of operations and cash flows.
We are subject to the trucking safety regulations, which are likely to be amended, and made stricter, as part of the initiative known as Compliance, Safety, Accountability, or “CSA.” If our current USDOT safety rating of “Satisfactory” is downgraded in connection with this initiative, our business and results of our operations may be adversely affected.
As part of the CSA initiative, the FMCSA is continuously revising its safety rating methodology and implementation of the same. These revisions will likely link safety ratings more closely to roadside inspection and driver violation data gathered and analyzed from month to month under the FMCSA’s new Safety Measurement System, or “SMS” and may place increased scrutiny on carriers transporting significant quantities of hazardous material. This linkage could result in greater variability in safety ratings than the current system. Preliminary studies by transportation consulting firms indicate that “Satisfactory” ratings (or any equivalent under a new SMS-based system) may become more difficult to achieve and maintain under such a system. If our operations lose their current “Satisfactory” rating, which is the highest and best rating under this initiative, we may lose some of our customer contracts that require such a rating, adversely affecting our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our corporate headquarters in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance and warehouse facilities, a landfill facility, a water treatment facility and well disposal sites in 14 states. We also own or lease 56 saltwater disposal wells in Texas, Ohio, Mississippi, North Dakota and Montana as of December 31, 2014. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under our credit facility) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses.
We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.

Item 3.	Legal Proceedings
We are party to legal proceedings and potential claims arising in the ordinary course of our business, including, but not limited to, claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. See “Legal Matters” in Note 16 of the Notes to Consolidated Financial Statements herein for a description of our legal proceedings.

Item 4.	Mine Safety Disclosures
None.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company is a Delaware corporation and was formerly named Heckmann Corporation. At the 2013 annual meeting of shareholders, our shareholders approved an amendment to our Certificate of Incorporation to change our name from “Heckmann Corporation” to “Nuverra Environmental Solutions, Inc.” Our shares began trading on the New York Stock Exchange under our new name and stock ticker symbol “NES,” effective as of the market open on May 20, 2013.
On December 3, 2013, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect a one-for-ten reverse split of our common stock and our common stock began trading on the New York Stock Exchange (“NYSE”) on a split-adjusted basis on the same date. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of authorized, issued and outstanding shares of our common stock was reduced to approximately 50.0 million, 28.9 million and 27.5 million, respectively, at December 31, 2014. Furthermore, proportional adjustments were made to stock options, warrants, and restricted stock units. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in this Annual Report on Form 10-K.
The table below presents the high and low daily sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2013 and 2014, respectively:

For the Year Ending December 31, 2013	High	Low
First Quarter	$44.20	$33.10
Second Quarter	$42.70	$28.50
Third Quarter	$37.50	$20.60
Fourth Quarter	$25.10	$13.10

For the Year Ending December 31, 2014	High	Low
First Quarter	$20.60	$13.17
Second Quarter	$20.68	$15.32
Third Quarter	$21.29	$12.90
Fourth Quarter	$15.11	$4.80
Holders
As of March 13, 2015, there were 39 holders of record of our common stock. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”
Dividends
We have not paid any dividends on our common stock to date, and we currently do not intend to pay dividends in the future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors and will be subject to other limitations as may be contained in our ABL Facility, the indenture governing the 2018 Notes or other applicable agreements governing our indebtedness. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
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
Repurchases of Equity Securities
During the year ended December 31, 2014, we did not repurchase any options or warrants for shares of our common stock nor did we repurchase any shares of our common stock.
Recent Performance
The following performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Performance Graph
The following graph compares the cumulative total shareholder return for our common stock from January 1, 2010, through December 31, 2014, with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index (DJIA).
The chart assumes $100 invested on January 1, 2010, in our common stock and $100 invested at that same time in each of the two indices.

$225.0
$200.0
$175.0
$150.0
$125.0
$100.0
$75.0
$50.0
$25.0
$0.0
Dec-09
Jan-10
Feb-10
Mar-10
Apr-10
May-10
Jun-10
Jul-10
Aug-10
Sep-10
Oct-10
Nov-10
Dec-10
Jan-11
Feb-11
Mar-11
Apr-11
May-11
Jun-11
Jul-11
Aug-11
Sep-11
Oct-11
Nov-11
Dec-11
Jan-12
Feb-12
Mar-12
Apr-12
May-12
Jun-12
Jul-12
Aug-12
Sep-12
Oct-12
Nov-12
Dec-12
Jan-13
Feb-13
Mar-13
Apr-13
May-13
Jun-13
Jul-13
Aug-13
Sep-13
Oct-13
Nov-13
Dec-13
Jan-14
Feb-14
Mar-14
Apr-14
May-14
Jun-14
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
NES
DJ
S&P

Company / Index	January 1, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
NES	$100.00	$100.80	$133.27	$80.76	$33.65	$11.12
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
DJIA Index	100.00	114.06	123.62	136.28	176.69	194.44

Item 6.	Selected Financial Data
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
Statement of Operations Data

	Year Ended December 31,
	2014	2013	2012	2011	2010 (7)
	($ in thousands, except per share data)
Revenue	$536,282	$525,816	$256,671	$156,837	$15,208
Loss from operations (1)(2)(3)(4)	(417,654)	(149,659)	(37,574)	(5,412)	(19,513)
Loss from continuing operations (1)(2)(3)(5)(6)	(457,178)	(134,040)	(6,597)	(108)	(10,300)
(Loss) income from discontinued operations (1)(2)(8)(9)	(58,426)	(98,251)	9,124	(22,898)	(4,393)
(Loss) income attributable to common stockholders	(515,604)	(232,291)	2,527	(23,006)	(14,693)
Weighted average shares outstanding used in computing net (loss) income per basic and diluted common share	26,090	24,492	14,994	11,457	10,882
Basic and diluted loss per share from continuing operations	$(17.52)	$(5.47)	$(0.44)	$(0.01)	$(0.95)
Basic and diluted (loss) income per share from discontinued operations	$(2.24)	$(4.01)	$0.61	$(2.00)	$(0.40)
Net (loss) income per basic and diluted share	$(19.76)	$(9.48)	$0.17	$(2.01)	$(1.35)

(1)
Loss from continuing operations for the year ended December 31, 2014 includes a goodwill impairment charge of $304.0 million, a long-lived asset impairment charge of $112.4 million, approximately $8.8 million in litigation and environmental charges and the write-off of a portion of the unamortized deferred financings costs associated with the Amended Revolving Credit Facility of approximately $3.2 million. Additionally, as a result of the on-going sales process of the Company's industrial solutions division, the Company recorded charges totaling $74.4 million, which is included within "Loss from discontinued operations, net of income taxes" in the Company's Consolidated Statement of Operations herein.

(2)
During the fourth quarter of 2013, the Company’s board of directors approved and committed to a plan to divest the Company’s Thermo Fluids Inc. subsidiary, which comprises its industrial solutions business division. Subsequently, the sales process began and as a result, the Company considers TFI to be held for sale. As such, all prior periods have been restated to reflect TFI as discontinued operations. See “Assets Held for Sale and Discontinued Operations” in Note 20 of the Notes to Consolidated Financial Statements herein for further information. Loss from operations and loss from continuing operations for the year ended December 31, 2013 includes a long-lived asset impairment charge of $111.9 million, $24.6 million in litigation settlement charges and the write-off of $4.3 million of investments.

(3)
Loss from operations and loss from continuing operations for the year ended December 31, 2012 includes merger and acquisition costs of $7.7 million, impairment charges of $2.4 million and $3.7 million related to write-downs of the carrying values of a customer intangible asset and saltwater disposal wells, respectively, and a $1.4 million charge to accrue for the estimated costs of remediation and testing to comply with Louisiana Department of Environmental Quality requirements. In addition, loss from continuing operations for the year ended December 31, 2012 includes a $2.6 million charge for the write-off of unamortized deferred financing costs due to the repayment and replacement of our prior credit facility. 2012 results also include amounts from the acquisitions of Keystone Vacuum, Inc. and related entities, Thermo Fluids Inc., Homer Enterprises, Inc., JB Transportation Services, Inc. (“All Phase”), Appalachian Water Services, LLC and Badlands Power Fuels, LLC from their transaction dates of February 3, 2012, April 10, 2012, May 31, 2012, June 15, 2012, September 1, 2012 and November 30, 2012, respectively.

(4)
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

(6)
In addition to the transactions described under item (3), loss from continuing operations for the year ended December 31, 2012 includes a $2.6 million charge for the write-off of unamortized deferred financing costs due to the repayment and replacement of our prior credit facility and an income tax benefit from the release of a $38.5 million valuation allowance associated with net operating losses because of a determination that the realization of the associated deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that we acquired in the TFI acquisition and the Power Fuels merger.

(7)	2010 results include amounts from the acquisition of Complete Vacuum and Rental, Inc. since November 30, 2010, the date of its acquisition.

(8)
On September 30, 2011, we completed the disposition, through a sale and abandonment, of the China Water bottled water business. The business has, for all periods presented herein, been reported as discontinued operations for financial reporting purposes.

(9)
2014 results include charges totaling $74.4 million in the Company's industrial solutions division. See “Assets Held for Sale and Discontinued Operations” in Note 20 of the Notes to Consolidated Financial Statements herein for further information. 2013 results include a $98.5 million goodwill impairment charge associated with our industrial solutions business division. 2009 results include a goodwill impairment charge of $357.5 million related to our China Water bottled water business. Both businesses are presented as discontinued operations for all periods presented herein.

Balance Sheet Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Consolidated balance sheet data:
Cash and cash equivalents (1)	$13,367	$8,783	$14,776	$80,194	$80,752
Total current assets	154,672	161,691	165,981	139,761	186,021
Property, plant and equipment, net (2)	475,982	498,541	579,022	270,054	85,696
Goodwill (2)	104,721	408,696	415,176	90,008	41,008
Total assets (2)(3)	871,572	1,410,763	1,644,339	539,681	355,671
Current maturities of long-term debt	4,863	5,464	4,699	11,914	11,221
Current liabilities	96,193	124,538	86,470	49,329	30,779
Long-term debt, less current maturities (4)	592,455	549,713	561,427	132,156	20,474
Total liabilities	718,625	766,394	796,578	197,871	72,680
Total equity of Nuverra Environmental Solutions, Inc.	152,947	644,369	847,761	341,810	301,621

(1)	The decrease to cash and cash equivalents in 2012 was due primarily to the use of cash to fund 2012 merger and acquisition activity.

(2)
The 2014 decrease in goodwill and total assets relates to a goodwill and long-lived asset impairment charge of $304.0 million and $112.4 million respectively. 2013 results include an impairment of long-lived assets of $111.9 million. The 2012 increases to property, plant and equipment, goodwill and total assets were due to the 2012 acquisition and merger transactions.

(3)
Total assets as of December 31, 2014 and 2013 also reflect a reduction in goodwill relating to an impairment of $48.0 million and $98.5 million respectively, at TFI which is included in assets held for sale. Additionally, total assets as of December 31, 2014 also reflect a reduction in intangible assets of $26.4 million at TFI.

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
To meet its customers’ environmental needs, Nuverra utilizes a broad array of assets to provide comprehensive environmental solutions. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. We continue to expand our suite of solutions to customers who demand environmental compliance and accountability from their service providers.
As discussed in Note 8 and Note 19 of the Notes to Consolidated Financial Statements herein, during the three months ended September 30, 2014, we completed the organizational realignment of our shale solutions business into three operating divisions, the Northeast, Southern and Rocky Mountain divisions. During the fourth quarter of 2013, our board of directors approved and committed to a plan to divest TFI, which comprised our previously reported industrial solutions division. As a result, we consider TFI to be held for sale and its assets and liabilities, results of operations and cash flows are presented as discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 (Note 20).
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale areas: includes our operations in the Bakken, Utica, Eagle Ford, Mississippian, Tuscaloosa Marine and Permian Basin Shale areas.

•	Gas shale areas: includes our operations in the Marcellus, Haynesville and Barnett (which we substantially exited during the three months ended March 31, 2014) Shale areas.
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
Impairment of Long-Lived Assets and Goodwill
During the three months ended September 30, 2014, we completed the previously-announced organizational realignment of our shale solutions segment into three operating divisions, which we consider to be our new operating and reportable segments: (1) the Northeast Division comprising the Marcellus and Utica Shale areas, (2) the Southern Division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin Shale areas and (3) the Rocky Mountain Division comprising the Bakken Shale area. As part of this organizational realignment, we re-evaluated the goodwill of our reporting units, defined as an operating segment or one level below an operating segment, for impairment. We determined that our reporting units are the same as our new operating and reportable segments. Previously, the shale solutions operating segment was comprised of the shale solutions (excluding AWS and Pipeline) reporting unit, the AWS reporting unit and the Pipeline reporting unit. Given the change in the composition of its reporting units, we were required to allocate our $408.7 million of goodwill on a relative fair value basis to the new reporting units.
In addition to the annual goodwill impairment test performed as of September 30, we test our goodwill and long-lived assets, including other identifiable intangible assets with useful lives, for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the quarter ended June 30, 2014, we considered a number of relevant factors which are potential indicators of impairment, including (among others) the potential impacts of the aforementioned organizational realignment of its continuing operations and our current and near-term financial results as well as the fact that the market price of our common stock, taking into consideration potential control premiums, has wavered above and below our book value since the third quarter of 2013, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly Reports on Form 10-Q. Based on these factors, we were required to perform impairment tests to determine whether the carrying values are fully recoverable of both our long-lived assets and goodwill. We completed the review of our long-lived assets in the quarter ended September 30, 2014 and concluded the fair value of such assets exceeded their carrying values, thus no long-lived asset impairment was indicated.
The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the three months ended September 30, 2014, we performed step one of the goodwill impairment test for each of our three new reporting units: the Northeast division, Southern division and Rocky Mountain division. To measure the fair value of each new reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review, we concluded the fair value of the Rocky Mountain division exceeded our carrying amount by approximately 14% and accordingly, the second step of the impairment test was not necessary for this reporting unit. Conversely, we concluded the fair value of the Northeast and Southern reporting units were less than their carrying values thereby requiring us to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. For both the Northeast and Southern reporting units, the carrying values of the re-allocated goodwill exceeded their implied fair values. Accordingly, we recognized a charge of $100.7 million ($66.9 million in the Southern division and $33.8 million in the Northeast division) during the three months ended September 30, 2014, which is characterized as "Impairment of goodwill" in our consolidated statement of operations.
Due to the continued significant decline in oil and gas prices and the market price of our common stock during the three months ended December 31, 2014, we determined that these triggering events required us to complete further impairment tests. Long-lived assets were grouped at the basin level for purposes of assessing their recoverability as we concluded the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the Northeast division and Southern divisions, the undiscounted cash flows of the asset groups exceeded their carrying values; therefore, no impairment was indicated. In the Bakken Shale basin, the carrying value of the asset group exceeded its undiscounted cash flows indicating impairment which resulted in an impairment charge of $112.4 million related to the customer relationship intangible asset. Such amount is reported in "Impairment of long-lived assets" in our consolidated statement of operations. The Northeast division and Southern divisions had no goodwill balances; therefore, we performed step one of the goodwill impairment test only for the Rocky Mountain division. The Rocky Mountain division is comprised of the Rocky Mountain reporting unit. We used a combination of the discounted cash flow method and the guideline public company method to measure the fair value of the Rocky Mountain reporting unit. Based on the results of the step-one goodwill impairment review, we concluded the fair value of the Rocky Mountain division was less than its carrying value thereby requiring us to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. The carrying value of the Rocky Mountain reporting unit goodwill exceeded its implied fair value and as such, we recognized a charge of $203.3 million during the three months ended December 31, 2014, which is characterized as "Impairment of goodwill" in our consolidated statement of operations.
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the 2014 impairment were measured using Level 2 and Level 3 inputs as described in Note 11.
We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. We further believe the most significant assumption used in our analysis is the revenue growth as limited by oil and gas prices. However, we may not meet our revenue targets, working capital and capital investment requirements may be higher than forecast, changes in credit or equity markets may result in changes to our discount rate and general business conditions may result in changes to our terminal value assumptions for our reporting units.
In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At December 31, 2014 and March 13, 2015, the closing market prices of our common stock were $5.55 and $2.92 per share, respectively, compared to our book value per share of $5.56 as of December 31, 2014. If our book value per share were to continue to exceed our market price per share plus a control premium, in addition to continued downward pricing in services driven by oil and gas price depression, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in further revisions to our fair value estimates. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and gas drilling industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have driven reduced drilling activity in “dry” gas shale areas such as the Barnett, Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. While drilling and production activity in the oil and "wet" gas basins such as the Eagle Ford, Permian Basin, Utica and Bakken shale areas have been more robust when compared to the "dry" gas shale areas in the past few years, the dramatic decline in oil prices in the fourth quarter of 2014 has impacted drilling and completion activity in these shale areas. We anticipate our customer base to reduce their 2015 capital programs and expect lower drilling and completion activity levels in 2015, which we expect to be somewhat mitigated by our revenues from services supporting production from oil and natural gas operations. Demand for these production-related services tends to be relatively stable in moderate oil and gas price environments as these services are required to sustain production.
Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have built through acquisitions and capital expenditures over the past several years, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica Shale areas, (v) labor costs, which have been generally increasing through the periods discussed due to tight labor market conditions and increased government regulation, including the Affordable Care Act, (vi) developments in governmental regulations, (vii) seasonality and weather events and (viii) our health, safety and environmental performance record.
Our operating results are also affected by our acquisition activities, and the expenses we incur in connection with those activities, including integration costs, which can limit comparability of our results from period to period. We completed three acquisitions in the year ended December 31, 2013, and six acquisitions during the year ended December 31, 2012, including Power Fuels and TFI, which were among our largest to date. We may complete other acquisitions in the future that could cause our future operating results to be substantially different from our historical operating results.
The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue - from predominantly oil shale areas (a)	$403,371	$373,410	$87,300
Revenue - from predominantly gas shale areas (b)	132,911	152,406	169,371
Total revenue	536,282	525,816	256,671
Loss from continuing operations before income taxes	(469,641)	(207,135)	(69,357)
Loss from continuing operations	(457,178)	(134,040)	(6,597)
EBITDA (c, d)	(332,844)	(54,196)	4,891
_________________________

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Mississippian and Permian Basin Shale areas.

(b)
Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Haynesville, Tuscaloosa Marine and Barnett Shale areas (prior to our substantial exit from this basin during the three months ended March 31, 2014).

(c)
Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (“GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources—EBITDA”.

(d)	The Company's debt covenants referred to in Note 10 of the Notes to Consolidated Financial Statements are based on EBITDA adjusted for certain items as defined.
The accompanying consolidated financial statements have been prepared by management in accordance with the instructions to Form 10-K and the rules and regulations of the SEC. These statements include all normal recurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in this Annual Report on Form 10-K.
For trends affecting our business and the markets in which we operate see “Trends Affecting our Operating Results” presented above and also “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Results of Operations
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Year Ended		Percent of Revenue
	December 31,		December 31,		Increase (Decrease)
	2014	2013	2014	2013	2014 versus 2013
Non-rental revenue	$463,418	$441,421	86.4%	83.9%	$21,997	5.0%
Rental revenue	72,864	84,395	13.6%	16.1%	(11,531)	(13.7)%
Total revenue	536,282	525,816	100.0%	100.0%	10,466	2.0%
Costs and expenses:
Direct operating expenses	384,813	379,160	71.8%	72.1%	5,653	1.5%
General and administrative expenses	66,832	84,280	12.5%	16.0%	(17,448)	(20.7)%
Depreciation and amortization	85,880	99,236	16.0%	18.9%	(13,356)	(13.5)%
Impairment of long-lived assets	112,436	111,900	21.0%	21.3%	536	0.5%
Impairment of goodwill	303,975	—	56.7%	—%	303,975	100.0%
Other, net	—	899	—%	0.2%	(899)	(100.0)%
Total costs and expenses	953,936	675,475	177.9%	128.5%	278,461	41.2%
Loss from operations	(417,654)	(149,659)	(77.9)%	(28.5)%	267,995	179.1%
Interest expense, net	(50,917)	(53,703)	(9.5)%	(10.2)%	(2,786)	(5.2)%
Other income (expense), net	2,107	(3,773)	0.4%	(0.7)%	(5,880)	(155.8)%
Loss on extinguishment of debt	(3,177)	—	(0.6)%	—%	3,177	100.0%
Loss from continuing operations before income taxes	(469,641)	(207,135)	(87.6)%	(39.4)%	262,506	126.7%
Income tax benefit	12,463	73,095	2.3%	13.9%	(60,632)	(82.9)%
Loss from continuing operations	(457,178)	(134,040)	(85.2)%	(25.5)%	323,138	241.1%
Loss from discontinued operations, net of income taxes	(58,426)	(98,251)	(10.9)%	(18.7)%	(39,825)	(40.5)%
Net loss attributable to common stockholders	$(515,604)	$(232,291)	(96.1)%	(44.2)%	$283,313	122.0%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets or through temporary or permanent water transport pipelines owned by us to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Beginning in the third quarter of 2013, revenue also includes fees for solids management services following the Company's acquisition of a landfill in the Bakken Shale area. Non-rental revenue for the year ended December 31, 2014 was $463.4 million up $22.0 million from $441.4 million for the year ended December 31, 2013. The increase in revenues in our Rocky Mountain division was driven by improved pricing as our activity levels remained constant in

2014 as compared to 2013, coupled with higher revenues from the solids management services. Some of these gains were offset by decreased logistics and disposal activity levels in the Southern division and, to a lesser extent, the Northeast division which were partially mitigated by increases in overall pricing. Additionally, our business in the Northeast was negatively impacted by severe winter weather earlier in 2014 as well as the interruption of the operations of our largest customer in the region due to a gas well explosion and fire.
Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the year ended December 31, 2014 was $72.9 million, down $11.5 million, or 13.7%, from $84.4 million for the year ended December 31, 2013. The decrease was the result of lower utilization of the Company’s rental fleet primarily in the Rocky Mountain division driven by increased competition and customer efficiencies.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2014 were $384.8 million, versus $379.2 million for the year ended December 31, 2013, an increase of less than 2%. Overall repairs and maintenance increased while fuel costs decreased. Compensation and benefits costs were lower in the Southern and Northeast divisions offset by the Rocky Mountain division. Additionally, we recorded a gain of $4.4 million related to the disposal of certain transportation assets in 2014 which was partially offset by a charge of $1.9 million related to a contract settlement. Direct operating expenses as a percentage of revenue was down slightly to 71.8% for the year ended December 31, 2014 from 72.1% in prior year period.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2014 amounted to $66.8 million, down $17.4 million from $84.3 million for the year ended December 31, 2013. General and administrative expenses in the year ended December 31, 2014 include approximately $2.1 million of integration and rebranding costs which were completed during the year. Additionally, we recorded $6.3 million of legal and environmental expenses, including for the Texas Cases and Shareholder Litigation described in Note 16 of the Notes to Consolidated Financial Statements herein. For the year ended December 31, 2013, general and administrative expenses included charges totaling $24.6 million for the settlement of the 2010 Derivative Action and 2010 Class Action litigation, along with integration and rebranding costs of $8.2 million. Excluding the impact of these items, the higher general and administrative expenses in 2014 are chiefly attributable to increased personnel costs associated with higher staffing levels, costs related to the termination of an executive employment agreement and certain severance costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2014 was $85.9 million, down approximately $13.4 million from $99.2 million for the year ended December 31, 2013. The decrease resulted from the reduction in basis of certain long-lived assets, including write-downs to the freshwater pipeline, disposal wells and transportation equipment, totaling $111.9 million recorded in 2013.
Other, net
We recorded a net charge totaling approximately $0.9 million in the year ended December 31, 2013 to restructure our business in certain shale basins and improve overall operating efficiency.
Impairment of Long-Lived Assets
Long-lived asset impairment amounted to $112.4 million for the year ended December 31, 2014, and consisted of the write-off of our customer relationship intangible located in our Rocky Mountain division following impairment testing that resulted from triggering events occurring in the three months ended December 31, 2014, including the significant decline in oil and gas prices and the market price of the Company's common stock. Additionally, we recorded long-lived asset impairment charges of $111.9 million for the year ended December 31, 2013, which primarily consisted of write-downs totaling $108.4 million of the carrying values of our freshwater pipeline and certain other assets in the Haynesville, Eagle Ford and Barnett Shale basins. We also recognized a $3.5 million charge in 2013 to write down certain operating assets in connection with our decision to significantly curtail operations in the Tuscaloosa Marine Shale area. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Long-Lived Assets and Goodwill" and Note 8 of the Notes to Consolidated Financial Statements.

Impairment of Goodwill
Goodwill impairment amounted to $304.0 million for the year ended December 31, 2014, and represents a $33.8 million, $66.9 million, and $203.3 million reduction of the carrying value of goodwill associated with our Northeast, Southern and Rocky Mountain divisions, respectively, following impairment testing that resulted from triggering events occurring throughout the year ended December 31, 2014, including the significant decline in oil and gas prices and the market price of the Company's common stock, as well as a redefinition of our reporting unit structure. No goodwill impairment was recorded for the year ended December 31, 2013 relating to these entities. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impairment of Long-Lived Assets and Goodwill" and Note 8 of the Notes to Consolidated Financial Statements.
Interest Expense, net
Interest expense, net during the year ended December 31, 2014 was $50.9 million compared to $53.7 million for the year ended December 31, 2013. The decrease in interest expense was primarily attributable to a lower average interest rate on the ABL Facility as compared to the Amended Revolving Credit Facility, and reduced amortization of deferred financing costs as a result of the write-off of a portion of such costs associated with the Amended Revolving Credit Facility (see “Loss on Extinguishment of Debt” below). These decreases were partially offset by higher average borrowings on the ABL Facility during the year ended December 31, 2014 compared to borrowings under the previous credit facility during the year ended December 31, 2013.
Other Income (Expense), net
Other income (expense), net was $2.1 million of income for the year ended December 31, 2014 compared to $3.8 million of expense for the year ended December 31, 2013. The year-to-year change in other income (expense), net was primarily attributable to a $2.0 million gain related to a change in the fair value of our Heckmann Water Resources (CVR), Inc. contingent consideration obligation (Note 11). Additionally, during the year ended December 31, 2013 we recognized a $3.8 million write-down to our cost-method investment in Underground Solutions, Inc. ("UGSI") (Note 18) and a $1.0 million loss incurred in the first quarter of 2013 as a result of a “make-whole” agreement with the seller of TFI in connection with a decline in the value of shares of the Company’s common stock held in escrow following the acquisition.
Loss on Extinguishment of Debt
In February 2014, we entered into the ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with our Amended Revolving Credit Facility of approximately $3.2 million during the year ended December 31, 2014.
Income Taxes
The income tax benefit for the year ended December 31, 2014 was $12.5 million (a 2.7% effective rate) compared to $73.1 million (effective rate of 35.3% ) in the prior year. The lower effective tax benefit rate in 2014 is primarily the result of the tax impact of the impairment of goodwill and an increased valuation allowance related to deferred tax assets.

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
In light of our continued losses, at December 31, 2014, we determined that our deferred tax liabilities (excluding net deferred tax liabilities included in discontinued operations which are expected to not be available after the sale of the stock of TFI) were not sufficient to fully realize our deferred tax assets and, as a result, a valuation allowance was required against a portion of our deferred tax assets. Accordingly, we have recorded a valuation allowance of approximately $70.3 million as of December 31, 2014.
Loss from Discontinued Operations
Loss from discontinued operations in the years ended December 31, 2014 and 2013 represents the financial results of TFI, which comprises our industrial solutions business segment. Such loss, which is presented net of income taxes, was $58.4 million and $98.3 million for the years ended December 31, 2014 and 2013, respectively. The 2014 loss includes impairment charges of $74.4 million. The 2013 loss includes a goodwill impairment charge of $98.5 million in the quarter ended September 30, 2013 and $12.3 million of depreciation and amortization expense. See Note 20 of the Notes to Consolidated Financial Statements herein for additional information.

Results of Operations
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Year Ended		Percent of Revenue
	December 31,		December 31,		Increase (Decrease)
	2013	2012	2013	2012	2013 versus 2012
Non-rental revenue	$441,421	241,230	83.9%	94.0%	$200,191	83.0%
Rental revenue	84,395	15,441	16.1%	6.0%	68,954	446.6%
Total revenue	525,816	256,671	100.0%	100.0%	269,145	104.9%
Costs and expenses:
Direct operating expenses	379,160	197,832	72.1%	77.1%	181,328	91.7%
General and administrative expenses	84,280	42,742	16.0%	16.7%	41,538	97.2%
Depreciation and amortization	99,236	47,641	18.9%	18.6%	51,595	108.3%
Impairment of long-lived assets	111,900	6,030	21.3%	2.3%	105,870	1,755.7%
Other, net	899	—	0.2%	—%	899	100.0%
Total costs and expenses	675,475	294,245	128.5%	114.6%	381,230	129.6%
Loss from operations	(149,659)	(37,574)	(28.5)%	(14.6)%	112,085	298.3%
Interest expense, net	(53,703)	(26,607)	(10.2)%	(10.4)%	27,096	101.8%
Other income (expense), net	(3,773)	(2,538)	(0.7)%	(1.0)%	1,235	48.7%
Loss on extinguishment of debt	—	(2,638)	—%	(1.0)%	(2,638)	(100.0)%
Loss from continuing operations before income taxes	(207,135)	(69,357)	(39.4)%	(27.0)%	137,778	198.7%
Income tax benefit	73,095	62,760	13.9%	24.5%	10,335	16.5%
Loss from continuing operations	(134,040)	(6,597)	(25.5)%	(2.6)%	127,443	1,931.8%
(Loss) income from discontinued operations, net of income taxes	(98,251)	9,124	(18.7)%	3.6%	107,375	(1,176.8)%
Net (loss) income attributable to common stockholders	$(232,291)	$2,527	(44.2)%	1.0%	$234,818	(9,292.4)%
Non-Rental Revenue
Non-rental revenue for the year ended December 31, 2013 was $441.4 million, up $200.2 million from $241.2 million in the preceding year. The increase is primarily attributable to the merger with Power Fuels, which accounted for approximately $212.1 million of the year-over-year increase. A total of $2.3 million in fees were recognized for the transportation and landfill disposal of oilfield solid wastes beginning in the third quarter of 2013, following the acquisition of Ideal Oilfield Disposal, LLC in North Dakota. Additionally, strong growth in the Marcellus and Utica shale areas was offset by year-over-year revenue declines in the Haynesville, Barnett and Eagle Ford Shale areas. We continued to experience pricing pressure during 2013 due to competitive conditions across many of the shale areas in which we operate. Beginning in 2012, in some regions of our business, shifts in customer procurement practices, which effectively transfer more service efficiency risk to us, resulted in pricing and margin erosion. In terms of revenue mix, revenue from shale areas predominantly driven by natural gas production declined on a year-over-year basis, while revenue derived from basins where the primary resource is oil increased markedly due to the addition of Power Fuels in the oil-rich Bakken Shale area.
Rental Revenue
Rental revenue for the year ended December 31, 2013 was $84.4 million, versus $15.4 million for 2012, with the increase being nearly entirely attributable to Power Fuels. Prior to the Power Fuels merger, our rental revenue consisted primarily of tank rentals, whereas Power Fuels has a more comprehensive rental equipment service offering.
Direct Operating Expenses
Direct operating expense was $379.2 million for the year ended December 31, 2013, up $181.3 million from $197.8 million from the year ended December 31, 2012. Consistent with the increase in revenue, the increase in the overall cost of revenues was primarily attributable to the full-year impact in 2013 of Power Fuels, which accounted for approximately 183.4 million of the year-over-year increase.
General and Administrative Expenses
General and administrative expenses increased to $84.3 million in the year ended December 31, 2013 from $42.7 million for the comparable 2012 period. The higher costs in 2013 reflect a number of factors, including: (a) incremental general & administrative expenses amounting to $13.9 million related to the addition of Power Fuels; (b) charges totaling $24.6 million for the settlement of the 2010 Derivative Action and 2010 Class Action litigation described in Note 16 of Notes to Consolidated Financial Statements; (c) approximately $8.2 million of integration and rebranding costs following the Power Fuels merger in late 2012 and the Company’s rebranding in early 2013; and (d) increased personnel costs associated with higher staffing levels.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2013 was $99.2 million, up $51.6 million, or 108.3%, from $47.6 million in the prior year period. The overall increase included higher depreciation expense of $38.7 million, substantially all of which was attributable to assets acquired in the Power Fuels transaction. Additionally, the increase in amortization expense is due to the full-year impact in 2013 of the large increase in intangible assets acquired in connection with the acquisitions completed in 2012, including Power Fuels. The largest components of newly acquired intangible assets were customer relationships valued at approximately $145.0 million of which $16.5 million was amortized to expense during 2013.
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
Other, net
During 2013, we recorded a net charge of approximately $0.9 million to restructure our operations in certain shale basins and improve overall operating efficiencies. The charge included severance and termination benefits and other costs in connection with the substantial curtailment of our activities in the Tuscaloosa Marine Shale.
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
Other Income (Expense), net
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

Income Taxes
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
In 2013, we established a valuation allowance of $1.6 million to offset deferred tax assets associated with the book write-down of certain investments that would generate capital losses if sold at book value. Additionally, we maintained a valuation allowance of $4.5 million at December 31, 2013 to offset deferred tax assets associated with certain state net operating losses that we do not believe will be realized prior to their expiration.
(Loss) Income from Discontinued Operations
(Loss) income from discontinued operations in the years ended December 31, 2013 and 2012 represents the financial results of TFI, which comprises our industrial solutions business segment. Such income or loss, which is presented net of income taxes, was a loss of approximately $98.3 million for the year ended December 31, 2013 and income for the period ended December 31, 2012 of $9.2 million (since the acquisition of TFI on April 10, 2012). The 2013 loss includes a goodwill impairment charge of $98.5 million in the quarter ended September 30, 2013 and $12.3 million of depreciation and amortization expense. See Note 20 of the Notes to Consolidated Financial Statements herein for additional information.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital is from borrowings available under our ABL Facility, as well as from cash generated by our operations with additional sources of capital in prior years from additional debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our expected sources of capital in 2015 are expected to be from borrowings under our ABL Facility, cash generated by our operations and the net proceeds from the planned sale of TFI. Other sources of cash may include potential sales of assets, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
At December 31, 2014, our total indebtedness was $597.9 million. We have incurred operating losses of $457.2 million, $134.0 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, including impairments of goodwill and long-lived assets. At December 31, 2014, we had cash and cash equivalents of $13.4 million and $25.9 million of net availability under the ABL Facility. Given the current macro environment and oil and gas prices, we anticipate declining revenues in 2015, with corresponding reductions in costs from operations.  In this environment, we expect sufficient availability under the ABL Facility to meet our operating needs. Our financing strategy includes using the proceeds from the planned sale of TFI, closely monitoring and lowering our operating costs and capital spending, and managing our working capital to enhance liquidity. Based on our current expectations and projections, we believe that our available cash, together with availability under the ABL Facility, will be sufficient to fund our operations, capital expenditures and interest payments under our debt obligations through at least the first quarter of 2016, which is our current, one-year forecast period.
The following table summarizes our sources and uses of cash from continuing operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
Net cash provided by (used in):	2014	2013	2012
Operating activities	$17,376	66,668	25,078
Investing activities	(45,539)	(52,788)	(388,540)
Financing activities	32,747	(19,873)	298,044
Net increase (decrease) in cash and cash equivalents	$4,584	$(5,993)	$(65,418)

As of December 31, 2014, we had cash and cash equivalents of $13.4 million, an increase of $4.6 million from December 31, 2013. Generally, we manage our cash flow by drawing on our ABL Facility to fund short-term cash needs and by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our ABL Facility.
Operating Activities — Net cash provided by operating activities was $17.4 million for the year ended December 31, 2014. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $42.0 million, up significantly from the $26.0 million generated in 2013, as described below. Changes in operating assets and liabilities used $24.7 million primarily due to an increase in accounts receivable and a decrease in accounts payable which was partially offset by a decrease in prepaid expenses and other receivables. The non-cash items and other adjustments included $304.0 million in impairment of goodwill, $112.4 million in impairment of long-lived assets, $85.9 million of depreciation and amortization of intangible assets and the loss on extinguishment of debt of $3.2 million, partially offset by a deferred income tax benefit of $12.6 million and a $4.8 million gain on disposal of plant, property and equipment.
Net cash provided by operating activities was $66.7 million for the year ended December 31, 2013. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $26.0 million. Changes in operating assets and liabilities provided an additional $40.7 million and were largely the result of an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. The non-cash items and other adjustments included $99.2 million of depreciation and amortization of intangible assets, $111.9 million of impairment of property, plant and equipment and the write-down of cost method investments of $4.3 million, partially offset by a deferred income tax benefit of $68.6 million.
Net cash provided by operating activities was $25.1 million for the year ended December 31, 2012. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $6.5 million. Changes in operating assets and liabilities provided an additional $18.5 million and were largely the result of an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. The non-cash items and other adjustments included $47.6 million of depreciation and amortization of intangible assets, $6.0 million of impairment of property, plant and equipment and the loss on extinguishment of debt of $2.6 million, partially offset by a deferred income tax benefit of $56.7 million.
Investing Activities — Net cash used in investing activities was $45.5 million for the year ended December 31, 2014, which primarily consisting of $55.7 million of purchases of property, plant and equipment, partially offset by $10.2 million of proceeds from the sale of property, plant and equipment.
Net cash used in investing activities was $52.8 million for the year ended December 31, 2013 and consisted primarily of $46.6 million of capital expenditures, $10.6 million for acquisitions, net of cash acquired. These capital outlays were partially offset by $4.4 million in proceeds from the settlement of the Power Fuels working capital adjustment and sales of property and equipment.
Net cash used in investing activities was $388.5 million for the year ended December 31, 2012. The higher investment activity in 2012 was primarily attributable to payments made in connection with the Power Fuels merger and the TFI acquisition, which totaled $127.3 million and $229.6 million, respectively. Excluding acquisitions, cash required to support capital spending in 2012 was marginally lower than in 2013 and 2012.
Financing Activities — Net cash provided by financing activities was $32.7 million for the year ended December 31, 2014 and was comprised of $40.2 million of net borrowings under our credit facilities, partially offset by $5.3 million of payments under capital leases and notes payable, $1.0 million of payments for deferred financing costs and $1.2 million of other cash requirements.
Net cash used in financing activities was $19.9 million for the year ended December 31, 2013 and consisted of $11.0 million of net payments under our prior credit facility, $5.4 million of payments under capital leases and notes payable, $0.9 million of payments on deferred financing costs and $2.6 million in other disbursements.
Net cash provided by financing activities was $298.0 million for the year ended December 31, 2012 consisting of $399.0 million of proceeds, net of original issue discounts, received in connection with the issuance of the 2018 Notes, $147.0 million of net proceeds drawn from our Amended Revolving Credit Facility and of the 2018 Notes and $74.4 million of cash proceeds received in connection with an equity offering of our common shares. Cash provided by financing activities was partially offset by a $140.2 million repayment of our old credit facility, a $150.4 million repayment of debt acquired in connection with the Power Fuels merger and $26.2 million of deferred financing fees associated with the 2018 Notes and the Amended Revolving Credit Facility. The higher net cash provided by financing activities was attributable to the larger funding needs to support the TFI and Power Fuels acquisitions in 2012.

Capital Expenditures
Cash required for capital expenditures (related to continuing operations) for the year ended December 31, 2014 totaled $55.7 million compared to $46.6 million for the year ended December 31, 2013. Capital expenditures for the year ended December 31, 2014 included payments for a thermal desorption system as part of the expansion of solids treatment capabilities at our Bakken Shale landfill site and other equipment. Capital expenditures in the year ended December 31, 2013 included capital outlays for our produced water pipeline in the Haynesville Shale area. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited in the preceding sentences. Such equipment additions under capital leases totaled approximately $5.8 million for the year ended December 31, 2013 and there were $0.3 million in fleet purchases under capital leases for the year ended December 31, 2014. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for 2015, as well as any growth initiatives or acquisitions we choose to pursue, are expected to be financed through cash flow from operations, borrowings under existing or new credit facilities, issuances of debt or equity, capital leases, other financing structures, or a combination of the foregoing.
Revolving Credit Agreement
In February 2014, we entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced our Amended Revolving Credit Facility. Initially, the ABL Facility provided a maximum credit amount of $200.0 million, with an increase of up to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. In March 2014, we expanded the ABL Facility to increase the maximum availability from $200.0 million to $245.0 million and also increased the accordion feature from $25.0 million to $50.0 million. The terms and pricing of the facility remained the same and were unaffected by the upsizing of the facility. The ABL Facility is being used to support ongoing working capital needs and other general corporate purposes, including growth initiatives, and may be utilized for the potential repurchase of a portion of our currently outstanding 2018 Notes. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of our assets.
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of December 31, 2014, we had $597.9 million ($597.3 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $183.1 million under the ABL Facility, and $14.9 million of capital leases and installment notes payable for vehicle financings. As of December 31, 2014, our borrowing base would support additional borrowings under the ABL Facility of up to $25.9 million. As of March 13, 2015, net availability under the ABL Facility was approximately $27.2 million.
Financial Covenants and Borrowing Limitations
Our credit facility requires, and any future credit facilities will likely require, us to comply with specified financial ratios that may limit the amount we can borrow under our credit facility. A breach of any of the covenants under the indenture governing the 2018 Notes or the credit facility, as applicable, could result in a default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income loss plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the indenture), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. As of December 31, 2014, we remained in compliance with our debt covenants and the availability was $56.5 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $30.6 million, resulting in approximately $25.9 million of net availability as of December 31, 2014.
The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our credit facility agreement, the amount we can borrow under the credit facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to perform an appraisal of the assets comprising our borrowing base. If an appraisal results in a reduction of the borrowing base, then a portion of the outstanding indebtedness under the credit facility could become immediately due and payable. Any such repayment obligation could have a material adverse impact on our liquidity and financial condition.

The indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under our revolving credit facility, which would limit our ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if our fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio is below 2.0 to 1.0, the indenture prohibits our incurrence of new senior secured indebtedness, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of senior secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the indenture. The covenant does not require repayment of existing borrowings if greater than $150 million at that time, but rather limits new borrowings during any such period.  The 2.0 to 1.0 fixed charge coverage ratio is an incurrence covenant, not a maintenance covenant.
The covenants described above are subject to important exceptions and qualifications. Our ability to comply with these covenants will likely be affected by some events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under such indenture, credit facility or other debt obligation, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We were in compliance with such covenants as of December 31, 2014 and March 13, 2015.
We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by such restrictive covenants. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the 2018 Notes, the credit facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so. Any such limitations on borrowing under our credit facility could have a material adverse impact on our liquidity.
Planned Sale of TFI
In March 2014, we entered into a Stock Purchase Agreement with respect to the sale of 100% of the equity of TFI to a prospective acquirer in exchange for $165.0 million in cash and $10.0 million in stock. In June 2014, we entered into an Amended and Restated Stock Purchase Agreement which, among other items, extended the closing date of the transaction. In August 2014, the agreement was terminated pursuant to the terms of the agreement. Subsequent to the termination of the agreement, we engaged in negotiations with other potential acquirers. In September 2014, Nuverra entered into a non-binding letter of intent for the sale of TFI to a new prospective acquirer in exchange for a combination of cash and common stock of the acquirer. Definitive transaction documentation was not executed with the new prospective acquirer. On February 4, 2015, Nuverra entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen will acquire TFI for $85 million in an all-cash transaction, subject to working capital adjustments. We intend to use the final net sales proceeds to reduce outstanding indebtedness under the ABL Facility or for other general corporate purposes.
Contractual Obligations
The following table details our contractual cash obligations as of December 31, 2014 (in thousands). See Note 15 of the Notes to Consolidated Financial Statements for additional information.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations including capital leases (1)	$597,936	$4,931	$8,655	$584,350	$—
Interest on debt and capital leases (2)	144,758	44,568	88,625	11,565	—
Operating leases (3)	19,226	5,937	7,883	3,202	2,204
Capital expenditures (4)	6,148	6,148	—	—	—
Contingent consideration (5)	9,824	8,500	1,324	—	—
Asset retirement obligation (6)	5,334	401	133	200	4,600
Total	$783,226	$70,485	$106,620	$599,317	$6,804

(1)	Principal payments are reflected when contractually required.

(2)
Estimated interest on debt for all periods presented is calculated using interest rates available as of December 31, 2014 and includes fees for the unused portion of our Amended Revolving Credit Facility. In February 2014, the Amended Revolving Credit Facility was replaced with the ABL Facility. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

(3)	Represents operating leases primarily for facilities, vehicles and rental equipment.

(4)
Represents remaining amounts due for the purchase of thermal desorption equipment in connection with the expansion of solids treatment capabilities at our North Dakota landfill site and amounts due for the purchase of equipment related to the pipeline infrastructure located in the Bakken Shale basin.

(5)	Represents contingent consideration payments in connection with certain acquisitions, which are payable in shares of the Company’s common stock or cash at the Company’s discretion (Note 11).

(6)	Represents estimated future costs related to the closure and/or remediation of the Company’s disposal wells and landfill.
Off Balance Sheet Arrangements
As of December 31, 2014, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
EBITDA
As a supplement to the financial statements in this Annual Report on Form 10-K, which are prepared in accordance with GAAP, we also present EBITDA. EBITDA is consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe this information is useful to financial statement users in evaluating our financial performance. We also use EBITDA to evaluate our financial performance, make business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. EBITDA is not a measure of performance calculated in accordance with GAAP, may not necessarily be indicative of cash flow as a measure of liquidity or ability to fund cash needs, and there are material limitations to its usefulness on a stand-alone basis. EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Financial statement users should use EBITDA in addition to, and not as an alternative to, net income (loss) from continuing operations as defined under and calculated in accordance with GAAP.

The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012
Loss from continuing operations	$(457,178)	$(134,040)	$(6,597)
Depreciation of property, plant and equipment	68,710	78,812	40,130
Amortization of intangible assets	17,170	20,424	7,511
Interest expense, net	50,917	53,703	26,607
Income tax benefit	(12,463)	(73,095)	(62,760)
EBITDA	$(332,844)	$(54,196)	$4,891
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
We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Allowance for Doubtful Accounts
Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectability of trade receivables for both billed and unbilled receivables on our rental and non-rental revenues. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Additionally, if the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $7.6 million, $5.5 million and $6.1 million at December 31, 2014, 2013 and 2012 respectively.
Accounting for Business Combinations
We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of certain of our assets and liabilities is determined by (1) using estimates of replacement costs for tangible fixed assets and (2) using discounted cash flow valuation methods for estimating identifiable intangibles such as customer contracts and customer relationship intangibles (Income Approach). We believe the assumptions used in our discounted cash flow analyses are appropriate and result in reasonable estimates of the fair value of assets acquired and liabilities assumed at the time of each acquisition. We further believe the most significant assumptions used in our analyses are the anticipated margins and overall profitability. However, we may not meet our revenue and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit or equity markets may result in changes to our discount rate and general business conditions may result in changes to our terminal value assumptions used in the estimate of fair value. The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense recognized. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. The income approach used to value identifiable intangible assets utilizes forward-looking assumptions and projections, but considers factors unique to our businesses and related long-range plans that may not be comparable to other companies and that are not yet publicly available. The determination of fair value under the income approach requires significant judgment on our part. Our judgment is required in developing assumptions about future revenue growth, projected capital expenditures, changes in working capital, general and administrative expenses, attrition rates, demand for our products and services and the weighted average cost of capital. The estimated future cash flows and projected capital expenditures used under the income approach are based on our business plans and forecasts, which consider historical results adjusted for future expectations. Future expectations include assumptions related to including economic trends, market conditions and other factors which are beyond management’s control.
Contingent Consideration
Contingent consideration primarily consists of earnout obligations in connection with business combinations that are payable by us to the former owners of an acquiree as part of the exchange for control of the acquiree if specified future events occur or conditions are met. Contingent consideration is recorded at the acquisition date fair value, which is measured at the present value of the consideration expected to be transferred. The fair value of contingent consideration is remeasured at the end of each reporting period with the change in fair value recognized as other income (expense) in the consolidated statements of operations. Estimates of the fair value of contingent consideration are impacted by changes to cash flow projections, results of operations, growth rates, discount rates and probabilities of achieving future milestones. Contingent consideration obligations were $9.8 million at December 31, 2014, of which approximately $9.3 million and $0.5 million were classified as current and long-term, respectively, in our Consolidated Balance Sheets.
Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives
We review long-lived assets including intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset (or asset group) may not be recoverable. If an impairment indicator is present, we evaluate recoverability by comparing the estimated future cash flows of the asset group, on an undiscounted basis, to their carrying values. The assets group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, the asset group is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the long-lived asset (or asset group). Our determination that an event or change in circumstance has occurred potentially indicating the carrying amount of an asset (or asset group) may not be recoverable generally includes but is not limited to one or more of the following: (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results, (3) changes affecting the utility and estimated future demands for the asset, (4) a significant decrease in the market price of an asset, and (5) a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life and a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition.
During the year ended December 31, 2014, long-lived asset impairment expense was $112.4 million. The impairment charge recognized consisted of write-down to the carrying value of our customer relationship intangible associated with the Rocky Mountain division following impairment testing that resulted from certain triggering events including the fourth quarter decline in oil and gas prices and the continued market price decline of the Company's common stock during the year ended December 31, 2014. During the year ended December 31, 2013, long-lived asset impairment expense was $111.9 million. The impairment charge recognized consisted of write-downs to the carrying values of certain disposal wells, motor vehicles, trailers, rental equipment and its freshwater pipeline; including customer relationship and disposal permit intangibles associated with the Haynesville, Eagle Ford and Barnett Shale basins. During the year ended December 31, 2012, we recognized a $3.7 million impairment loss on three saltwater disposal wells primarily in the Haynesville Shale area. We tested the disposal wells for recoverability after the wells developed technical problems which required us to suspend their use. Additionally, we also recognized a $2.4 million impairment loss related to the write-down of a customer relationship intangible associated with a portion of a prior business acquisition. The impairment review and associated write-down was triggered by management’s updated assessment of the reduced growth prospects of the business and the related impact on its expected financial performance. We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable. See Note 8 of the Notes to Consolidated Financial Statements for additional information.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. In accordance with GAAP, goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process; however, if after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess all relevant events and circumstances indicating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, which include but are not limited to one or more of the following: (1) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital or other developments in equity and capital markets, (2) industry and market conditions such as a deterioration in the environment in which an entity operates, an increased competitive environment, a change in the market for an entity, (3) cost factors such as increases in raw materials or labor, (4) overall financial performance such as negative or declining cash flows or a decline in actual revenue or earnings compared with projected results or relevant prior periods, (5) entity specific events such as changes in management, key personnel, strategy, or customers, (6) events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, or a more-likely-than not expectation of selling or disposing of all, or a portion, of a reporting unit and (7) a sustained decrease in share price.
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
During the three months ended September 30, 2014, we completed the previously-announced organizational realignment of our shale solutions segment into three operating divisions, which we consider to be our new operating and reportable segments: (1) the Northeast Division comprising the Marcellus and Utica Shale areas, (2) the Southern Division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin Shale areas and (3) the Rocky Mountain Division comprising the Bakken Shale area. As part of this organizational realignment, we re-evaluated the goodwill of our reporting units, defined as an operating segment or one level below an operating segment, for impairment. We determined that our reporting units are the same as our new operating and reportable segments. Previously, the shale solutions operating segment was comprised of the shale solutions (excluding AWS and Pipeline) reporting unit, the AWS reporting unit and the Pipeline reporting unit. Given the change in the composition of its reporting units, we were required to allocate our $408.7 million of goodwill on a relative fair value basis to the new reporting units.
In addition to the annual goodwill impairment test performed as of September 30, we test our goodwill and long-lived assets, including other identifiable intangible assets with useful lives, for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the quarter ended June 30, 2014, we considered a number of relevant factors which are potential indicators of impairment, including (among others) the potential impacts of the aforementioned organizational realignment of its continuing operations and our current and near-term financial results as well as the fact that the market price of our common stock, taking into consideration potential control premiums, has wavered above and below our book value since the third quarter of 2013, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly Reports on Form 10-Q. Based on these factors, we were required to perform impairment tests to determine whether the carrying values are fully recoverable of both our long-lived assets and goodwill. We completed the review of our long-lived assets in the quarter ended September 30, 2014 and concluded the fair value of such assets exceeded their carrying values, thus no long-lived asset impairment was indicated.
The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the three months ended September 30, 2014, we performed step one of the goodwill impairment test for each of our three new reporting units: the Northeast division, Southern division and Rocky Mountain division. To measure the fair value of each new reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review, we concluded the fair value of the Rocky Mountain division exceeded our carrying amount by approximately 14% and accordingly, the second step of the impairment test was not necessary for this reporting unit. Conversely, we concluded the fair value of the Northeast and Southern reporting units were less than their carrying values thereby requiring us to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. For both the Northeast and Southern reporting units, the carrying values of the re-allocated goodwill exceeded their implied fair values. Accordingly, we recognized a charge of $100.7 million ($66.9 million in the Southern division and $33.8 million in the Northeast division) during the three months ended September 30, 2014, which is characterized as "Impairment of goodwill" in our consolidated statement of operations.
Due to the continued significant decline in oil and gas prices and the market price of our common stock during the three months ended December 31, 2014, we determined that these triggering events required us to complete further impairment tests. Long-lived assets were grouped at the basin level for purposes of assessing their recoverability as we concluded the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the Northeast division and Southern divisions, the undiscounted cash flows of the asset groups exceeded their carrying values; therefore, no impairment was indicated. In the Bakken Shale basin, the carrying value of the asset group exceeded its undiscounted cash flows indicating impairment which resulted in an impairment charge of $112.4 million related to the customer relationship intangible asset. Such amount is reported in "Impairment of long-lived assets" in our consolidated statement of operations. The Northeast division and Southern divisions had no goodwill balances; therefore, we performed step one of the goodwill impairment test only for the Rocky Mountain division. The Rocky Mountain division is comprised of the Rocky Mountain reporting unit. We used a combination of the discounted cash flow method and the guideline public company method to measure the fair value of the Rocky Mountain reporting unit. Based on the results of the step-one goodwill impairment review, we concluded the fair value of the Rocky Mountain division was less than its carrying value thereby requiring us to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. The carrying value of the Rocky Mountain reporting unit goodwill exceeded its implied fair value and as such, we recognized a charge of $203.3 million during the three months ended December 31, 2014, which is characterized as "Impairment of goodwill" in our consolidated statement of operations.
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the 2014 impairment were measured using Level 2 and Level 3 inputs as described in Note 11.
We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. We further believe the most significant assumption used in our analysis is the revenue growth as limited by oil and gas prices. However, we may not meet our revenue targets, working capital and capital investment requirements may be higher than forecast, changes in credit or equity markets may result in changes to our discount rate and general business conditions may result in changes to our terminal value assumptions for our reporting units.
In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At December 31, 2014 and March 13, 2015, the closing market prices of our common stock were $5.55 and $2.92 per share, respectively, compared to our book value per share of $5.56 as of December 31, 2014. If our book value per share were to continue to exceed our market price per share plus a control premium, in addition to continued downward pricing in services driven by oil and gas price depression, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in further revisions to our fair value estimates. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result.
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
Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We have had significant pretax losses in recent years. Accordingly, we do not have income in carryback years. These cumulative losses also present significant negative evidence towards the likelihood of income in carryforward periods.

Future reversals of existing taxable temporary differences are another source of taxable income that is used in this analysis. As a result, deferred tax liabilities in excess of deferred tax assets generally will provide support for recognition of deferred tax assets. However, most of our deferred tax assets are associated with net operating loss (NOL) carryforwards, which statutorily expire after a specified number of years; therefore, we compare the estimated timing of these taxable timing difference reversals with the scheduled expiration of our NOL carryforwards, considering any limitations on use of NOL carryforwards, and record a valuation allowance against deferred tax assets that would expire unused.
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
We measure and record tax contingency accruals in accordance with GAAP which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized. A tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.
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
The majority of our revenues are from the transportation of fresh and saltwater by our trucks or through temporary or permanent water transport pipelines to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Revenues are also generated through fees charged for disposal of oilfield wastes in our landfill, disposal of fluids in our disposal wells and from the rental of tanks and other equipment. Certain customers are under contract with us to utilize our saltwater pipeline and have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed of at hourly rates for transportation services, depending on the customer contract. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.
Our discontinued industrial solutions business derives the majority of its revenue from the sale of used motor oil and antifreeze after it is refined by one of its processing facilities. Revenue is recognized upon shipment or delivery, dependent on contracted terms, of salable fuel oil or upon recovery service provided in the receipt of waste oil and antifreeze per specific customer contract terms. Transportation costs charged to customers are included in revenue.
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

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in this update will be added to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. The standard changes the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendment adds a requirement to the threshold for items held for sale or disposed of that the discontinuation of the component of the entity must also have a strategic shift with a major effect on operations and financial results. Additionally, an asset held for sale on acquisition will have to meet all of the held for sale criteria on the acquisition date. The amendment removed the prohibition of significant ongoing involvement in the operations of the component of the entity. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2014, which for us is the reporting period beginning January 1, 2015. The amendment does not apply to components classified as held for sale before the effective date and does not change the presentation of components previously classified as discontinued operations. We do not believe the adoption of ASU 2014-08 will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications. The amendments in this update may be applied retrospectively or modified retrospectively effective for reporting periods beginning after December 15, 2016, which for us is the reporting period starting January 1, 2017. We are reviewing the guidance in ASU 2014-09 and have not yet assessed the impact, if any, on our consolidated financial statements and have not determined its method of adoption.

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
Commodity Risk
We are subject to market risk exposures arising from declines in oil and natural gas drilling activity in unconventional areas, which is primarily a function of the market price for oil and natural gas. Various factors beyond our control affect the market prices for oil and natural gas, including but not limited to the level of consumer demand, governmental regulation, the price and availability of alternative fuels, political instability in foreign markets, weather-related factors and the overall economic environment. Market prices for oil and natural gas historically have been volatile and unpredictable, and we expect this volatility to continue in the future. Prolonged declines in the market price of oil and/or natural gas could contribute to declines in drilling activity and accordingly would reduce demand for our services. We attempt to manage this risk by strategically aligning our assets with those areas where we believe demand is highest and market conditions for our services are most favorable. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets and goodwill, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs which could have a material adverse effect on our financial condition, results of operations and cash flows.
Interest Rates
As of December 31, 2014 the outstanding principal balance on our asset-based revolving credit facility (“ABL Facility”) was $183.1 million with variable rates of interest based on, at the Company’s election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo, (b) the Federal Funds rate plus 0.5% or (c) the one month LIBOR plus one percent, plus, in each case, an applicable margin of 0.75% to 1.50% or (ii) the LIBOR rate plus an applicable margin of 1.75% to 2.50%. The weighted average interest rate for the year ended December 31, 2014 was 2.41%. We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the year ended December 31, 2014 our net interest expense for the year ended December 31, 2014 would have increased by an estimated $1.8 million, respectively.
As of December 31, 2014 the carrying value and the fair value of our 2018 Notes was $400.0 million and $245.0 million, respectively. The fair value of our 2018 Notes is affected, among other things, by changes to market interest rates. Should we decide to retire our 2018 Notes early, a change in interest rates could affect our future repurchase price. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to the fair value of our 2018 Notes assuming various changes in market interest rates. Assuming a hypothetical increase to market interest rates of 1%, we estimate the fair value of our 2018 Notes would decrease by approximately $5.8 million. Assuming a hypothetical decrease to market interest rates of 1%, we estimate the fair value of our 2018 Notes would increase by approximately $6.0 million.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data required by Regulation S-X are included in Item 15. “Exhibits, Financial Statement Schedules” contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report has been included on page 57 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. However, as previously disclosed in our Form 8-K filed on November 6, 2014, our Chief Financial Officer resigned from that position effective November 2, 2014. As of December 31, 2014 the roles and responsibilities of our former Chief Financial Officer related to internal control over financial reporting were performed by our Interim Chief Financial Officer until January 5, 2015 when the Company hired a new Chief Financial Officer.  Concurrent with hiring a new Chief Financial Officer, our Interim Chief Financial Officer resigned as an officer of the Company.  With the departure of our Interim Chief Financial Officer, on January 5, 2015 the Company promoted its Corporate Controller to Principal Accounting Officer. Our new Chief Financial Officer has assumed the roles and responsibilities related to internal control over financial reporting.
As previously mentioned, the Company began operating under a new organizational structure effective January 5, 2015. As a result of the new organizational structure, there have been changes in the individuals responsible for executing the controls; however, we continue to execute our business processes under the same controls and we do not believe that these organizational changes materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nuverra Environmental Solutions, Inc.:

We have audited Nuverra Environmental Solutions, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nuverra Environmental Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Nuverra Environmental Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
March 16, 2015

Item 9B.	Other Information
None.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders, or “Proxy Statement.”

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 16, 2015.

Nuverra Environmental Solutions, Inc.

By:	/s/ MARK D. JOHNSRUD
Name:	Mark D. Johnsrud
Title:	Chief Executive Officer, President and Chairman
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark D. Johnsrud and Gregory J. Heinlein, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. JOHNSRUD	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2015
Mark D. Johnsrud

/s/ GREGORY J. HEINLEIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2015
Gregory J. Heinlein

/s/ STACY W. HILGENDORF	Corporate Controller (Principal Accounting Officer)	March 16, 2015
Stacy W. Hilgendorf

/s/ ROBERT B. SIMONDS, JR.	Vice Chairman of the Board and Director	March 16, 2015
Robert B. Simonds, Jr.

/s/ WILLIAM M. AUSTIN	Director	March 16, 2015
William M. Austin

/s/ EDWARD A. BARKETT	Director	March 16, 2015
Edward A. Barkett

/s/ TOD C. HOLMES	Director	March 16, 2015
Tod C. Holmes

/s/ R.D. NELSON	Director	March 16, 2015
R.D. NELSON

/s/ DR. ALFRED E. OSBORNE, JR.	Director	March 16, 2015
Dr. Alfred E. Osborne, Jr.

/s/ J. DANFORTH QUAYLE	Director	March 16, 2015
J. Danforth Quayle

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nuverra Environmental Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuverra Environmental Solutions, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuverra Environmental Solutions, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
March 16, 2015

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$13,367	$8,783
Restricted cash	114	110
Accounts receivable, net	108,813	87,086
Inventories	4,413	3,328
Prepaid expenses and other receivables	4,147	10,457
Deferred income taxes	3,179	30,072
Other current assets	173	409
Current assets held for sale	20,466	21,446
Total current assets	154,672	161,691
Property, plant and equipment, net	475,982	498,541
Equity investments	3,814	4,032
Intangibles, net	19,757	149,363
Goodwill	104,721	408,696
Other assets	17,688	21,136
Long-term assets held for sale	94,938	167,304
Total assets	$871,572	$1,410,763
Liabilities and Equity
Accounts payable	$18,859	$33,229
Accrued liabilities	43,395	63,431
Current portion of contingent consideration	9,274	13,113
Current portion of long-term debt	4,863	5,464
Financing obligation to acquire non-controlling interest	11,000	—
Current liabilities of discontinued operations	8,802	9,301
Total current liabilities	96,193	124,538
Deferred income taxes	3,448	42,982
Long-term portion of debt	592,455	549,713
Long-term portion of contingent consideration	550	2,344
Financing obligation to acquire non-controlling interest	—	10,104
Other long-term liabilities	3,874	4,324
Long-term liabilities of discontinued operations	22,105	32,389
Total liabilities	718,625	766,394
Commitments and contingencies
Preferred stock $0.001 par value, (1,000 shares authorized, no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value (50,000 shares authorized, 28,937 shares issued and 27,488 outstanding at December 31, 2014 and 27,425 shares issued and 25,994 outstanding at December 31, 2013	29	27
Additional paid-in capital	1,365,537	1,341,209
Treasury stock	(19,651)	(19,503)
Accumulated deficit	(1,192,968)	(677,364)
Total equity of Nuverra Environmental Solutions, Inc.	152,947	644,369
Total liabilities and equity	$871,572	$1,410,763
The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Non-rental revenue	$463,418	$441,421	$241,230
Rental revenue	72,864	84,395	15,441
Total revenue	536,282	525,816	256,671
Costs and expenses:
Direct operating expenses	384,813	379,160	197,832
General and administrative expenses	66,832	84,280	42,742
Depreciation and amortization	85,880	99,236	47,641
Impairment of long-lived assets	112,436	111,900	6,030
Impairment of goodwill	303,975	—	—
Other, net	—	899	—
Total costs and expenses	953,936	675,475	294,245
Loss from operations	(417,654)	(149,659)	(37,574)
Interest expense, net	(50,917)	(53,703)	(26,607)
Other income (expense), net	2,107	(3,773)	(2,538)
Loss on extinguishment of debt	(3,177)	—	(2,638)
Loss from continuing operations before income taxes	(469,641)	(207,135)	(69,357)
Income tax benefit	12,463	73,095	62,760
Loss from continuing operations	(457,178)	(134,040)	(6,597)
(Loss) income from discontinued operations, net of income taxes	(58,426)	(98,251)	9,124
Net (loss) income attributable to common stockholders	$(515,604)	$(232,291)	$2,527

Net (loss) income per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(17.52)	$(5.47)	$(0.44)
Basic and diluted (loss) income from discontinued operations	(2.24)	(4.01)	0.61
Net (loss) income per basic and diluted common share	$(19.76)	$(9.48)	$0.17

Weighted average shares outstanding used in computing net (loss) income per basic and diluted common share	26,090	24,492	14,994
The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		Shares	Amount		Shares	Amount	Shares	Amount
Balance at December 31, 2011	$341,810	13,917	$14	$815,000	1,431	$(19,503)	1,133	$(6,844)	$(446,865)	$8
Stock-based compensation	3,610	10	—	3,610	—	—	—	—	—	—
Issuance of common stock for equity offering	74,448	1,820	2	74,446	—	—	—	—	—	—
Issuance of common stock for acquisitions	417,733	10,664	11	417,722	—	—	—	—	—	—
Issuance of common stock for contingent consideration	7,770	173	—	7,770	—	—	—	—	—	—
Exercise of warrants	32	28	—	32	—	—	—	—	—	—
Shares returned from escrow	(161)	—	—	(161)	—	—	—	—	—	—
Net income	2,527	—	—	—	—	—	—	—	2,527	—
Accumulated other comprehensive loss:
Unrealized loss from available for sale securities	(8)	—	—	—	—	—	—	—	—	(8)
Balance at December 31, 2012	$847,761	26,612	$27	$1,318,419	1,431	$(19,503)	1,133	$(6,844)	$(444,338)	$—
Stock-based compensation	3,708	—	—	3,708	—	$—	—	$—	$—	$—
Issuance of common stock to employees	—	15	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	24,286	741	—	24,286	—	—	—	—	—	—
Issuance of common stock for contingent consideration	47	1		47	—	—	—	—	—	—
Issuance of common stock for legal settlement	1,621	56	—	1,621	—	—	—	—	—	—
Shares returned from escrow	(28)	—	—	(28)	—	—	—	—	—	—
Retirement of purchased warrants	—	—	—	(6,844)	—	—	(1,133)	6,844	—	—
Distribution to noncontrolling shareholder	(735)	—	—	—	—	—	—	—	(735)	—
Net loss	(232,291)	—	—	—	—	—	—	—	(232,291)	—
Balance at December 31, 2013	$644,369	27,425	$27	$1,341,209	1,431	$(19,503)	—	$—	$(677,364)	$—
Stock-based compensation	2,971	—	—	2,971	—	$—	—	$—	$—	$—
Issuance of common stock to employees	—	125	—	—	—	—	—	—	—	—
Issuance of treasury stock	(148)	—	—	—	18	(148)	—	—	—	—
Issuance of common stock for contingent consideration	3,790	243	1	3,789	—	—	—	—	—	—
Issuance of common stock for legal settlement	13,401	848	1	13,400	—	—	—	—	—	—
401(k) match issued	4,079	292	—	4,079	—	—	—	—	—	—
ESPP distribution	89	4	—	89	—	—	—	—	—	—
Net loss	(515,604)	—	—	—	—	—	—	—	(515,604)	—
Balance at December 31, 2014	$152,947	28,937	$29	$1,365,537	1,449	$(19,651)	—	$—	$(1,192,968)	$—
The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(515,604)	$(232,291)	$2,527
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	58,426	98,251	(9,124)
Depreciation	68,710	78,812	40,130
Amortization of intangible assets	17,170	20,424	7,511
Amortization of deferred financing costs	4,038	4,492	1,762
Amortization of original issue discounts and premiums, net	150	142	108
Stock-based compensation	2,971	3,708	3,610
Impairment of long-lived assets	112,436	111,900	6,030
Impairment of goodwill	303,975	—	—
(Gain) loss on disposal of property, plant and equipment	(4,773)	708	1,672
Bad debt expense	3,833	3,275	6,517
Loss on extinguishment of debt	3,177	—	2,638
Deferred income taxes	(12,641)	(68,599)	(56,678)
Write-down of cost method investments	—	4,300	—
Other, net	176	894	(165)
Changes in operating assets and liabilities, net of business acquisitions and purchase price adjustments:
Accounts receivable	(25,560)	15,492	(2,101)
Prepaid expenses and other receivables	6,310	(2,864)	(1,096)
Accounts payable and accrued liabilities	(4,213)	27,331	22,938
Other assets and liabilities, net	(1,205)	693	(1,201)
Net cash provided by operating activities from continuing operations	17,376	66,668	25,078
Net cash provided by operating activities from discontinued operations	3,966	3,589	5,593
Net cash provided by operating activities	21,342	70,257	30,671
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(10,570)	(357,346)
Proceeds from the sale of property, plant and equipment	10,192	2,308	7,235
Purchases of property, plant and equipment	(55,731)	(46,593)	(43,516)
Proceeds from acquisition-related working capital adjustment	—	2,067	—
Proceeds from the sale of available-for-sale securities	—	—	5,169
Other investing activities	—	—	(82)
Net cash used in investing activities from continuing operations	(45,539)	(52,788)	(388,540)
Net cash used in investing activities from discontinued operations	(2,451)	(4,195)	(4,158)
Net cash used in investing activities	(47,990)	(56,983)	(392,698)
Cash flows from financing activities:
Proceeds from revolving credit facility	107,725	98,501	193,490
Payments on revolving credit facility	(67,500)	(109,501)	(186,674)
Proceeds from other debt	—	—	398,980
Payments on other debt	—	—	(150,367)
Proceeds from equity offering	—	—	74,448
Payments for deferred financing costs	(1,030)	(855)	(26,170)
Payments on notes payable and capital leases	(5,289)	(5,416)	(4,605)
Other financing activities	(1,159)	(2,602)	(1,058)
Net cash provided by (used in) financing activities from continuing operations	32,747	(19,873)	298,044
Net cash provided by (used in) financing activities from discontinued operations	105	(400)	—
Net cash provided by (used in) financing activities	32,852	(20,273)	298,044
Net increase (decrease) in cash and cash equivalents	6,204	(6,999)	(63,983)
Cash and cash equivalents - beginning of year	9,212	16,211	80,194
Cash and cash equivalents - end of year	15,416	9,212	16,211
Less: cash and cash equivalents of discontinued operations - end of year	2,049	429	1,435
Cash and cash equivalents of continuing operations - end of year	$13,367	$8,783	$14,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,471	$48,175	$13,605
Cash paid for taxes, net	(189)	554	1,759
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for business acquisitions	—	24,286	417,733
Common stock issued for contingent consideration	3,790	47	7,770
Common stock issued for legal settlements	13,401	1,621	—
Common stock issued for 401(k) match	4,079	—	—
Purchases of property, plant and equipment under capital leases	340	5,774	20,771
Property, plant and equipment purchases in accounts payable	2,921	7,863	4,238
Restricted cash payable to former sole owner of Power Fuels	114	110	3,536
Conversion of accrued interest on principal debt balance	4,308	—	—
Deferred financing costs financed through principal debt balance	2,541	—	—
Deferred financing costs in accounts payable and accrued liabilities	180	—	—
The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization and Nature of Business Operations
Description of Business
Nuverra Environmental Solutions, Inc., a Delaware Corporation, together with its subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is an environmental solutions company providing full-cycle environmental solutions to our customers in energy and industrial end-markets. The Company focuses on the delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of shale oil and natural gas.
The Company's shale solutions business provides comprehensive environmental solutions for “unconventional” oil and gas exploration and production including the delivery, collection, treatment, recycling, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. The shale solutions business currently operates in select shale areas in the United States including the predominantly oil-rich shale areas consisting of the Bakken, Utica, Eagle Ford, Mississippian Lime and Permian Shale areas and the predominantly gas-rich Haynesville, Marcellus and Barnett Shale areas. The Company's shale solutions business serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment, recycling or disposal of complex water flows, such as flowback and produced brine water, and solids such as drill cuttings, and management of other environmental products in connection with shale oil and gas hydraulic fracturing operations. Additionally, the Company's shale solutions business rents equipment to customers, including providing for delivery and pickup.
During the year ended December 31, 2014 the Company completed the organizational realignment of its shale solutions business into three operating divisions, which the Company considers to be operating and reportable segments of its continuing operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin Shale areas and (3) the Rocky Mountain division comprising the Bakken Shale area. The Company's industrial solutions business is comprised of Thermo Fluids, Inc. ("TFI") as a single operating and reportable segment (Note 20).
(2) Basis of Presentation
The accompanying audited consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company” or “we”) have been prepared in accordance with the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.
Unless stated otherwise, any reference to statement of operations items in these accompanying audited consolidated financial statements refers to results from continuing operations. The Company has not included a statement of comprehensive income as there were no transactions to report in the 2014 and 2013 periods presented, and less than $0.1 million related to unrealized losses on available for sale securities in the 2012 period presented. The business comprising the Company’s industrial solutions division is presented as discontinued operations in the Company’s consolidated financial statements for the years ended December 31, 2014, 2013, and 2012 (since its acquisition on April 10, 2012). See Note 20 for additional information. Unless stated otherwise, any reference to balance sheet, income statement and cash flow items in these consolidated financial statement notes refers to results from continuing operations.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts, transactions and profits are eliminated in consolidation.
Liquidity
The Company's primary source of capital is from borrowings available under its ABL Facility, as well as from cash generated by its operations with additional sources of capital in prior years from additional debt and equity accessed through the capital markets. The Company's historical acquisition activity was highly capital intensive and required significant investments in order to expand its presence in existing shale basins, access new markets and to expand the breadth and scope of services the Company provides. Additionally, the Company has historically issued equity as consideration in acquisition transactions. The Company's expected sources of capital in 2015 are expected to be from borrowings under its ABL Facility, cash generated by its operations and the net proceeds from the planned sale of TFI. Other sources of cash may include potential sales of assets, sale/leaseback transactions, additional debt or equity financing and reductions in its operating costs.
At December 31, 2014, the Company's total indebtedness was $597.9 million. The Company has incurred operating losses of $457.2 million, $134.0 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, including impairments of goodwill and long-lived assets. At December 31, 2014, the Company had cash and cash equivalents of $13.4 million and $25.9 million of net availability under the ABL Facility. Given the current macro environment and oil and gas prices, the Company anticipates declining revenues in 2015, with corresponding reductions in costs from operations.  In this environment, the Company expects sufficient availability under the ABL Facility to meet its operating needs. The Company's financing strategy includes using the proceeds from the planned sale of TFI, closely monitoring and lowering its operating costs and capital spending, and managing its working capital to enhance liquidity. Based on the Company's current expectations and projections, the Company believes that its available cash, together with availability under the ABL Facility, will be sufficient to fund its operations, capital expenditures and interest payments under its debt obligations through at least the first quarter of 2016, which is the Company's current, one-year forecast period. See Note 10 for additional information on the Company's debt, financial covenants and borrowing limitations.
Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying consolidated balance sheets, statements of operations and cash flows in order to conform to the current year’s presentation including:

•	As discussed in Note 20, the Company has recast its industrial solutions business comprised of TFI as held-for-sale and discontinued operations.

•
As described in Note 19, the Company redefined its operating and reportable segments during the three months ended September 30, 2014 and as a result, prior year periods have been recast to conform to the current year segment presentation.

•
The consolidated statements of operations now contain the line items “Direct operating expenses” and “Depreciation and amortization.” “Direct operating expenses” was previously reported as “Costs of revenues.” Depreciation expense was previously presented as a component of “Costs of revenues” and “General and administrative expenses” in the amounts of $77.0 million and $1.8 million, respectively, for the year ended December 31, 2013. No depreciation expense was presented as a component of “General and administrative expenses” for the year ended December 31, 2012.

•
The Company adjusted the gross carrying value of previously impaired property, plant and equipment by $45.9 million from $616.0 million to $570.1 million and accumulated depreciation from $137.3 million to $91.4 million and intangibles by $7.0 million from $182.3 million to $175.3 million and accumulated amortization from $33.0 million to $26.0 million, respectively, with no change to the net balances as of December 31, 2013.

•	Certain similar line items in the consolidated statements of operations and cash flows have been combined to present a more concise and easier to follow presentation.
(3) Significant Accounting Policies
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
Restricted Cash
In connection with the 2012 Power Fuels merger, assets received in exchange for the merger consideration excluded accounts receivable greater than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable by the Company are required to be remitted to the former owner of Power Fuels (Note 18). At December 31, 2014 and 2013, such unremitted collections totaled $0.1 million. Such amounts are classified as restricted cash and the corresponding liability due to the former owner is classified as a component of accrued liabilities in the accompanying consolidated balance sheets.
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
Unbilled accounts receivable result from revenue earned for services rendered where customer billing is still in progress at the balance sheet date. Such amounts totaled approximately $26.2 million at December 31, 2014.
The following table summarizes activity in the allowance for doubtful accounts:

	December 31,
	2014	2013	2012
Balance at beginning of period	$5,528	$6,128	$2,636
Bad debt expense	3,833	3,275	6,517
Write-offs, net	(1,804)	(3,875)	(3,025)
Balance at end of period	$7,557	$5,528	$6,128
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s contingent consideration is adjusted to fair value at the end of each reporting period using a probability-weighted discounted cash flow model. See Note 11 for disclosures on the fair value of the Company’s contingent consideration at December 31, 2014 and 2013.
The Company’s 2018 Notes are carried at cost. Their estimated fair values are based on quoted market prices. The fair value of the Company’s Amended Revolving Credit Facility and other debt obligations including capital leases, secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. See Note 10 for disclosures on the fair value of the Company’s debt instruments at December 31, 2014.
Property and Equipment
Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets ranging from three to thirty-nine years. The Company’s landfill is depreciated using the units-of-consumption method based on estimated remaining airspace. Leasehold improvements are depreciated over the life of the lease or the life of the asset, whichever is shorter. The range of useful lives for the components of property, plant and equipment are as follows:

Buildings	15-39 years
Building improvements	5-20 years
Pipelines	10-30 years
Disposal wells	3-10 years
Machinery and equipment	3-15 years
Equipment under capital leases	4-6 years
Motor vehicles and trailers	3-11 years
Rental equipment	5-15 years
Office equipment	3-7 years
Expenditures for betterments that increase productivity and/or extend the useful life of an asset are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation of the assets are removed from their respective accounts, and any gains or losses are included in direct operating expenses in the consolidated statements of operations. Depreciation expense was $68.7 million, $78.8 million, and $40.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is characterized as a component of depreciation and amortization in the consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company has made acquisitions over the years that have resulted in the recognition and accumulation of significant goodwill. The carrying values of goodwill at December 31, 2014 and 2013 were $104.7 million and $408.7 million, respectively (Note 7).
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
During the year ended December 31, 2014, the Company recorded goodwill impairment charges totaling $304.0 million related to its shale solutions business (Note 8). Such amount is included in "Impairment of goodwill" in the Company's consolidated statement of operations. Additionally, the Company recorded goodwill impairment charges of $48.0 million and $98.5 million for its industrial solutions reporting unit for the years ended December 31, 2014 and 2013, respectively. Such amounts are included in "(Loss) income from discontinued operations, net of income taxes" in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013 (Note 20).
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. The unamortized balance of deferred financing costs was $17.3 million and $20.8 million at December 31, 2014, and 2013, respectively, and is included in other long-term assets in the consolidated balance sheets. Upon the prepayment of related debt, the Company accelerates the recognition of the unamortized cost, which is characterized as loss on extinguishment of debt in the consolidated statements of operations. During the years ended December 31, 2014, and 2012 the Company wrote off the unamortized balance of issuance costs of $3.2 million and $2.6 million, respectively. Such amounts are included in "Loss on extinguishment of debt" in the Company's consolidated statement of operations (Note 10).

Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives
Long-lived assets including intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset (or asset group) may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the estimated future cash flows of the asset group, on an undiscounted basis, to their carrying values. The asset group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, the asset group is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the long-lived asset (or asset group).
The Company recorded long-lived asset impairment charges of $112.4 million, $111.9 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts are included in "Impairment of long-lived assets" in the Company's consolidated statement of operations (Note 8). Additionally, the Company recorded a long-lived asset impairment charge of $26.4 million in "(Loss) income from discontinued operations, net of income taxes" in the Company’s consolidated statements of operations for the year ended December 31, 2014 (Note 20).
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
Revenue Recognition
The Company recognizes revenues in accordance with Accounting Standards Codification 605 (ASC 605 “Revenue Recognition”) and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. Revenues are generated upon the performance of contracted services under formal and informal contracts with direct customers. Taxes assessed on sales transactions are presented on a net basis and are not included in revenue.
The majority of the Company's revenues are from the transportation of fresh and saltwater by Company-owned trucks or through temporary or permanent water transport pipelines to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Revenues are also generated through fees charged for disposal of oilfield wastes in the Company’s landfill, disposal of fluids in the Company’s disposal wells and from the rental of tanks and other equipment. Certain customers are under contract with the Company to utilize its saltwater pipeline and have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed of at hourly rates for transportation services, depending on the customer contract. Rates for other services are based on negotiated rates with the Company’s customers and revenue is recognized when the services have been performed.
The Company’s discontinued industrial solutions division derives the majority of its revenue from the sale of used motor oil and antifreeze after it is refined by one of its processing facilities. Revenue is recognized upon shipment or delivery, dependent on contracted terms, of salable fuel oil or upon recovery service provided in the receipt of waste oil and antifreeze per specific customer contract terms. Transportation costs charged to customers are included in revenue.
Concentration of Customer Risk
Three of the Company’s customers comprised 35%, 40% and 39% of the Company’s consolidated revenues for the years ended December 31, 2014, 2013 and 2012 respectively, and 30%, 31% and 34% of the Company’s consolidated accounts receivable at December 31, 2014, 2013 and 2012, respectively.
We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. These expenditures are generally dependent on current oil and natural gas prices and the industry’s view of future oil and natural gas prices, including the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Recent declines in oil and natural gas prices, and any substantial or extended decline in oil and natural gas prices, could result in reductions in our customers’ operating and capital expenditures. Declines in these expenditures could result in project modifications, delays or cancellations, general business disruptions, delays in, or nonpayment of, amounts owed to us, increased exposure to credit risk and bad debts, and a general reduction in demand for our services. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
Direct Operating Expenses
Direct operating expenses consists primarily of wages and benefits for employees performing operational activities; fuel expense associated with transportation and logistics activities; and costs to repair and maintain transportation and rental equipment and disposal wells.
Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including temporary differences related to assets acquired in business combinations. Deferred tax assets are also recognized for net operating loss, capital loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which realization of the related benefits is not more likely than not.
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
Share-Based Compensation
Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock vest over a two or three year service period from the date of grant. The grant date fair value of the award is recognized to expense on a straight-line basis over the service period for the entire award, that is, over the requisite service period of the last separately vesting portion of the award. As of December 31, 2014 there was approximately $0.7 million of unrecognized compensation cost related to unvested stock options, which are expected to vest over a weighted average period of approximately of 1.5 years. As of December 31, 2014 there was $0.6 million of unrecognized compensation cost related to unvested shares of restricted stock, which are expected to vest over a weighted average period of approximately 1.6 years. As of December 31, 2014 there was approximately $2.5 million of unrecognized compensation cost related to unvested restricted stock units. See Note 13 for additional information.

Advertising
Advertising costs are expensed as incurred. Advertising expense was approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Recent Accounting Pronouncements
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
(4) Acquisitions
2013 Acquisitions
During the year ended December 31, 2013, the Company completed three acquisitions in its shale solutions business, including two in the Marcellus/Utica Shale and one in the Bakken Shale area. In the Bakken Shale, in July 2013, the Company acquired Ideal Oilfield Disposal, LLC (“Ideal”), a greenfield oilfield waste disposal landfill site located in North Dakota. Total consideration was $24.6 million including stock valued at $6.7 million, cash of $9.8 million, and contingent consideration of approximately $8.1 million. The acquisition included land, certain land improvements and a disposal permit. See Note 11 for additional information regarding the contingent consideration related to Ideal. The Company has also agreed to pay the former owners of Ideal certain additional amounts based on future revenues of the landfill, which is expensed as revenue is incurred. Such amounts totaled $0.1 million and $0.2 million in the year ended December 31, 2014 and 2013, respectively.
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
The goodwill related to the pool of customer-qualified drivers acquired in connection with one of the Marcellus/Utica acquisitions.
2012 Acquisitions
Power Fuels Merger
On November 30, 2012, the Company completed a merger (the “Power Fuels Merger”) with Badlands Power Fuels, LLC (collectively with its subsidiaries, “Power Fuels”) of which the Company’s Chief Executive Officer and Chairman, Mark D. Johnsrud, was the sole member. Prior to the merger, Power Fuels was a privately-held North Dakota-based environmental solutions company providing delivery and disposal of environmental products, fluids transportation and handling, water sales, and equipment rental services for unconventional oil and gas exploration and production customers. As a result of the Power Fuels Merger on November 30, 2012, Power Fuels and its subsidiaries became wholly-owned subsidiaries of the Company.
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

	December 31,
	2013	2012
Revenue	$529,398	$622,853
Net (loss) income	$(133,693)	$26,515
Net (loss) income per share:
Basic	$(5.43)	$1.11
Diluted	$(5.43)	$1.00
The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.
(5) Earnings Per Share
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
Pursuant to ASC Topic 260-10-45-18, an entity that reports a discontinued operation in a period shall use income (loss) from continuing operations, adjusted for preferred dividends, as the control number in determining whether potential common equivalent shares are dilutive or antidilutive. That is, the same number of potential common equivalent shares used in computing the diluted per-share amount for income (loss) from continuing operations shall be used in computing all other reported diluted per-share amounts even if those amounts would be antidilutive to their respective basic per-share amounts. For the years ended December 31, 2014, 2013 and 2012, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted EPS from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the years ended December 31, 2014, 2013 and 2012, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods based on the guidance referenced above.
For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of December 31, 2014, 2013 and 2012, respectively, excluded from the computation of basic EPS are approximately 0.3 million, 1.0 million and 1.3 million, respectively of contingently returnable shares that are subject to sellers’ indemnification obligations and were being held in escrow as of such dates.
The following table presents the calculation of basic and diluted net loss per common share:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Loss from continuing operations	$(457,178)	$(134,040)	$(6,597)
Loss from discontinued operations	(58,426)	(98,251)	9,124
Net loss attributable to common stockholders	$(515,604)	$(232,291)	$2,527

Denominator:
Weighted average shares—basic	26,090	24,492	14,994
Common stock equivalents	—	—	—
Weighted average shares—diluted	26,090	24,492	14,994

Basic and diluted loss per common share from continuing operations	$(17.52)	$(5.47)	$(0.44)
Basic and diluted loss per common share from discontinued operations	(2.24)	(4.01)	0.61
Net loss per basic and diluted common share	$(19.76)	$(9.48)	$0.17

Antidilutive stock-based awards excluded	230	272	1,166
(6) Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	December 31,
	2014	2013
Land	$11,750	$10,640
Buildings and improvements	43,410	39,965
Pipelines	70,511	70,511
Disposal wells	61,070	56,864
Landfill	28,130	28,130
Machinery and equipment	38,543	35,911
Equipment under capital leases	16,180	16,308
Motor vehicles and trailers	146,242	144,099
Rental equipment	164,640	162,947
Office equipment	6,647	4,729
	587,123	570,104
Less accumulated depreciation	(155,790)	(91,446)
Construction in process	44,649	19,883
Property, plant and equipment, net	$475,982	$498,541
Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $68.7 million, $78.8 million and $40.1 million, respectively. During the year ended December 31, 2013, the Company recorded impairment of property, plant and equipment of $107.4 million (Note 8).

(7) Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2012	$415,176
Additions - 2013 acquisitions (Note 4)	341
Acquisition adjustments, net	(6,821)
Balance at December 31, 2013	408,696
Impairment (Note 8)	(303,975)
Balance at December 31, 2014	$104,721
As described in Note 8, the Company recorded a goodwill impairment charge of $100.7 million related to the Company's Northeast ($33.8 million) and Southern ($66.9 million) divisions at September 30, 2014. During the three months ended December 31, 2014 the Company took an additional goodwill charge of $203.3 million in the Rocky Mountain division. The remaining goodwill balance resides in the Rocky Mountain division.
Intangible Assets
Intangible assets consist of the following:

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life
Customer relationships	$11,694	$(5,133)	$6,561	6.6	$156,694	$(21,715)	$134,979	13.6
Disposal permits	1,269	(288)	981	6.2	1,269	(132)	1,137	7.2
Customer contracts	17,352	(5,137)	12,215	12.0	17,352	(4,105)	13,247	13.0
	$30,315	$(10,558)	$19,757	9.9	$175,315	$(25,952)	$149,363	13.4
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. During the years ended December 31, 2014 and 2013, the Company recorded impairment charges of $112.4 million and $4.5 million, respectively, for the write-down of certain intangible assets (Note 8). The remaining $6.6 million of customer relationships are comprised of $5.6 million in the Northeast division and $1.0 million in the Southern division. The $1.0 million of remaining disposal permits and $12.2 million of customer contracts are in the Southern division.
Amortization expense was $17.2 million, $20.4 million and $7.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, future amortization expense of intangible assets is estimated to be:

2015	$2,836
2016	2,578
2017	2,129
2018	1,998
2019	1,784
Thereafter	8,432
Total	$19,757
(8) Impairment of Long-Lived Assets and Goodwill
During the year ended December 31, 2012, the Company recognized a $3.7 million impairment charge on three saltwater disposal wells primarily in the Haynesville shale area (Southern division) after the wells developed technical problems which required the Company to suspend their use. During the year ended December 31, 2012, the Company also recognized a $2.4 million impairment charge related to the write-down of a customer relationship intangible associated with a portion of a prior business acquisition in the Northeast division.

During the year ended December 31, 2013, the Company recognized long-lived asset impairment charges totaling $111.9 million for write-downs to the carrying values of the Company’s freshwater pipeline in the Haynesville Shale basin of $27.0 million and certain other long-lived assets including customer relationships and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett Shale basins, which is characterized as impairment of long-lived assets in the Company's consolidated statement of operations. Additionally, the Company recorded a goodwill impairment charge in its industrial solutions division of $98.5 million during the three months ended September 30, 2013, which is included within the amounts reported in "Loss from discontinued operations, net of income taxes" in the Company's consolidated statements of operations.
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
In addition to the annual goodwill impairment test performed as of September 30, the Company tests its goodwill and long-lived assets, including other identifiable intangible assets with useful lives, for impairment if and when events or changes in circumstances indicate that the carrying value of goodwill and/or long-lived assets may not be recoverable. During the quarter ended June 30, 2014, the Company considered a number of relevant factors which are potential indicators of impairment, including (among others) the potential impacts of the aforementioned organizational realignment of its continuing operations and the Company’s current and near-term financial results as well as the fact that the market price of the Company’s common stock, taking into consideration potential control premiums, has wavered above and below its book value since the third quarter of 2013, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly Reports on Form 10-Q. Based on these factors, the Company was required to perform impairment tests to determine whether the carrying values are fully recoverable of both its long-lived assets and goodwill. The Company completed the review of its long-lived assets in the quarter ended September 30, 2014 and concluded the fair value of such assets exceeded their carrying values, thus no long-lived asset impairment was indicated.
The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. During the three months ended September 30, 2014, the Company performed step one of the goodwill impairment test for each of its three new reporting units: the Northeast division, Southern division and Rocky Mountain division. To measure the fair value of each new reporting unit, the Company used a combination of the discounted cash flow method and the guideline public company method. Based on the results of the step-one goodwill impairment review, the Company concluded the fair value of the Rocky Mountain division exceeded its carrying amount by approximately 14% and accordingly, the second step of the impairment test was not necessary for this reporting unit. Conversely, the Company concluded the fair value of the Northeast and Southern reporting units were less than their carrying values thereby requiring the Company to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. For both the Northeast and Southern reporting units, the carrying values of the re-allocated goodwill exceeded their implied fair values. Accordingly, the Company recognized a charge of $100.7 million ($66.9 million in the Southern division and $33.8 million in the Northeast division) during the three months ended September 30, 2014, which is characterized as "Impairment of goodwill" in the Company’s consolidated statement of operations.
Due to the continued significant decline in oil and gas prices and the market price of the Company's common stock during the three months ended December 31, 2014, the Company determined that these triggering events required the Company to complete further impairment tests. Long-lived assets were grouped at the basin level for purposes of assessing their recoverability as the Company concluded the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the Northeast division and Southern divisions, the undiscounted cash flows of the asset groups exceeded their carrying values; therefore, no impairment was indicated. In the Bakken Shale basin, the carrying value of the asset group exceeded its undiscounted cash flows indicating impairment which resulted in an impairment charge of $112.4 million related to the customer relationship intangible asset. Such amount is reported in "Impairment of long-lived assets" in the Company's consolidated statement of operations. The Northeast division and Southern divisions had no goodwill balances; therefore, the Company performed step one of the goodwill impairment test only for the

Rocky Mountain division. The Rocky Mountain division is comprised of the Rocky Mountain reporting unit. The Company used a combination of the discounted cash flow method and the guideline public company method to measure the fair value of the Rocky Mountain reporting unit. Based on the results of the step-one goodwill impairment review, the Company concluded the fair value of the Rocky Mountain division was less than its carrying value thereby requiring the Company to proceed to the second step of the goodwill impairment test. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount. The carrying value of the Rocky Mountain reporting unit goodwill exceeded its implied fair value and as such, the Company recognized a charge of $203.3 million during the three months ended December 31, 2014, which is characterized as "Impairment of goodwill" in the Company’s consolidated statement of operations.
Impairment charges recorded for the year ended December 31, 2014 and 2013, related to continuing operations by reportable segment consist of the following:

	December 31, 2014				December 31, 2013
	Northeast	Southern	Rocky Mountain	Total	Northeast	Southern	Rocky Mountain	Total
Impairment of property, plant and equipment, net	$—	$—	$—	$—	$152	$107,261	$—	$107,413
Impairment of intangibles, net	—	—	112,436	112,436	—	4,487	—	4,487
Impairment of Goodwill	33,831	66,885	203,259	303,975	—	—	—	—
Total	$33,831	$66,885	$315,695	$416,411	$152	$111,748	$—	$111,900
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine both the 2014 and 2013 impairment were measured using Level 2 and Level 3 inputs as described in Note 11.
The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. The Company further believes the most significant assumption used in its analysis is the revenue growth as limited by oil and gas prices. However, the Company may not meet its revenue targets, working capital and capital investment requirements may be higher than forecast, changes in credit or equity markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units.
In evaluating the reasonableness of the Company’s fair value estimates, the Company considers (among other factors) the relationship between its book value, the market price of its common stock and the fair value of its reporting units. At December 31, 2014 and March 13, 2015, the closing market prices of the Company’s common stock were $5.55 and $2.92 per share, respectively, compared to its book value per share of $5.56 as of December 31, 2014. If the Company’s book value per share were to continue to exceed its market price per share plus a control premium as indicated at March 13, 2015, in addition to continued downward pricing in services driven by oil and gas price depression, it would likely indicate the occurrence of events or changes that would cause the Company to perform additional impairment analyses which could result in further revisions to its fair value estimates. While the Company believes that its estimates of fair value are reasonable, the Company will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result.

(9) Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2014	2013
Accrued payroll and employee benefits	$12,566	$9,380
Accrued insurance	6,830	2,881
Accrued legal and environmental costs	1,421	33,707
Accrued taxes	1,477	1,239
Accrued interest	8,570	8,294
Amounts payable to related party (Note 18)	114	110
Accrued operating costs	5,685	3,765
Accrued other	6,732	4,055
Total accrued liabilities	$43,395	$63,431
Accrued legal and environmental costs included $0.4 million and $27.0 million at December 31, 2014 and 2013, respectively, in connection with the settlement of the 2010 Class Action litigation. As further described in Note 16, during the year ended December 31, 2014, the cash portion of the settlement of the 2010 Class Action litigation was paid and the Company issued 0.8 million shares of its common stock in connection with such settlement.
(10) Debt
Debt consists of the following at December 31, 2014 and December 31, 2013:

			December 31, 2014			December 31, 2013
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Fair Value of Debt (f)	Carrying Value of Debt	Carrying Value of Debt
Amended Revolving Credit Facility (a)	4.61%	Nov. 2017	$—	$—	$—	$135,990
Asset-Based Revolving Credit Facility (b)	2.41%	Jan. 2018	5,476	183,065	183,065	—
2018 Notes (c)	9.875%	Apr. 2018	11,866	245,000	400,000	400,000
Vehicle financings (d)	3.60%	Various	—	14,872	14,872	19,956
Total debt			$17,342	$442,937	597,937	555,946
Original issue discount (e)					(874)	(1,084)
Original issue premium (e)					255	315
Total debt, net					597,318	555,177
Less: current portion					(4,863)	(5,464)
Long-term portion of debt					$592,455	$549,713
_____________________

(a)	The interest rate presented represents the interest rate on the $325.0 million senior secured revolving credit facility (the “Amended Revolving Credit Facility”) at December 31, 2013.

(b)	The interest rate presented represents the interest rate on the $245.0 million asset-based revolving credit facility (the “ABL Facility”) at December 31, 2014.

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

(d)
Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.60% and which mature in varying installments between 2014 and 2019. Installment notes payable and capital lease obligations were $0.3 million and $14.6 million, respectively, at December 31, 2014 and were $1.1 million and $18.8 million, respectively, at December 31, 2013.

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

(f)
The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of December 31, 2014. The Company’s ABL Facility and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2015	$4,931
2016	4,276
2017	4,379
2018	584,287
2019	64
Thereafter	—
Total	$597,937

2018 Notes
The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of December 31, 2014. The Company’s Revolving Credit Facility and other debt obligations, including capital leases, bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.
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
In addition, at any time on or prior to April 15, 2015, the Company may on any one or more occasions redeem up to 35% of the original aggregate principal amount of the 2018 Notes, with funds in an equal aggregate amount up to the aggregate proceeds of certain equity offerings of the Company, at a redemption price of 109.875%. The indentures governing the 2018 Notes also contain restrictive covenants that, among other things, limit the Company’s ability to transfer or sell assets; pay dividends or make certain distributions, buy subordinated indebtedness or securities, make certain investments or make other restricted payments; incur or guarantee additional indebtedness or issue preferred stock; create or incur liens securing indebtedness; incur dividend or other payment restrictions affecting subsidiary guarantors; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; engage in business other than a business that is the same or similar, reasonably related, complementary or incidental to our current business and/or that of our subsidiaries; and make certain acquisitions or investments. The Company was compliant with these covenants at December 31, 2014.

The 2018 Notes also contain restrictive covenants that limit any borrowing subsequent to breaching a fixed charge coverage ratio and senior leverage ratio as defined in the indenture. We were in compliance with such covenants as of December 31, 2014 and March 13, 2015.
Amended Revolving Credit Facility
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
In September 2013, the Company executed an amendment to the Amended Revolving Credit Facility (the “Amendment”) to increase the permissible maximum total debt leverage ratio for the periods ending September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. The pricing of the Amended Revolving Credit Facility was unchanged by the Amendment. In connection with the Amendment, the Company incurred lender and third party fees of approximately $0.6 million
ABL Facility
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

Costs associated with the ABL Facility totaling approximately $3.6 million were capitalized as deferred financing costs in the year ended December 31, 2014, and the Company wrote off unamortized deferred financing costs associated with its Amended Revolving Credit Facility of approximately $3.2 million in the same period.
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of December 31, 2014, we had $597.9 million ($597.3 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $183.1 million under the ABL Facility, and $14.9 million of capital leases and installment notes payable for vehicle financings. As of December 31, 2014, our borrowing base would support additional borrowings under the ABL Facility of up to $25.9 million. As of March 13, 2015, net availability under the ABL Facility was approximately $27.2 million.
Financial Covenants and Borrowing Limitations
The Company's credit facility requires, and any future credit facilities will likely require, the Company to comply with specified financial ratios that may limit the amount the Company can borrow under its credit facility. A breach of any of the covenants under the indenture governing the 2018 Notes or the credit facility, as applicable, could result in a default. The Company's ability to satisfy those covenants depends principally upon its ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements the Company enters into in the future may further limit its ability to enter into certain types of transactions.
The ABL Facility contains certain financial covenants that require the Company to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income loss plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the indenture), and is limited to 3.0 to 1.0. The Company's $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting the Company's availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, the Company would be in violation of either such covenant. As of December 31, 2014, the Company remained in compliance with its debt covenants and the availability was $56.5 million; however, the Company's ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, the Company's net availability was reduced by 12.5% of the maximum revolver amount, or $30.6 million, resulting in approximately $25.9 million of net availability as of December 31, 2014.
The maximum amount the Company can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact its future access to capital required to operate its business. Borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of its accounts receivable or equipment decreases for any reason, or if some portion of its accounts receivable or equipment is deemed ineligible under the terms of its credit facility agreement, the amount the Company can borrow under the credit facility could be reduced. These limitations could have a material adverse impact on the Company's liquidity and financial condition. In addition, the administrative agent for the Company's ABL Facility has the periodic right to perform an appraisal of the assets comprising the Company's borrowing base. If an appraisal results in a reduction of the borrowing base, then a portion of the outstanding indebtedness under the credit facility could become immediately due and payable. Any such repayment obligation could have a material adverse impact on the Company's liquidity and financial condition.

The indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under the Company's revolving credit facility, which would limit its ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if the Company's fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio is below 2.0 to 1.0, the indenture prohibits the Company's incurrence of new senior secured indebtedness, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of senior secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the indenture. The covenant does not require repayment of existing borrowings if greater than $150 million at that time, but rather limits new borrowings during any such period.  The 2.0 to 1.0 fixed charge coverage ratio is an incurrence covenant, not a maintenance covenant.

The covenants described above are subject to important exceptions and qualifications. The Company's ability to comply with these covenants will likely be affected by some events beyond its control, and the Company cannot assure you that it will satisfy those requirements. A breach of any of these provisions could result in a default under such indenture, credit facility or other debt obligation, or any future credit facilities the Company may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If the Company was unable to repay the accelerated amounts, its secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, the Company cannot assure you that its assets would be sufficient to repay in full the money owed to the lenders or to its other debt holders. The Company was in compliance with such covenants as of December 31, 2014 and March 13, 2015.
The Company may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on it by such restrictive covenants. These restrictions may also limit the Company's ability to plan for or react to market conditions, meet capital needs or otherwise restrict its activities or business plans and adversely affect its ability to finance its operations, enter into acquisitions, execute its business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in its interest. In the future, the Company may also incur debt obligations that might subject it to additional and different restrictive covenants that could affect its financial and operational flexibility. The Company cannot assure you that it will be granted waivers or amendments to the indenture governing the 2018 Notes, the credit facility or such other debt obligations if for any reason the Company is unable to comply with its obligations thereunder or that it will be able to refinance its debt on acceptable terms, or at all, should the Company seek to do so. Any such limitations on borrowing under our credit facility could have a material adverse impact on the Company's liquidity.
(11) Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value used significant unobservable inputs (Level 3) and were as follows:

Fair Value
December 31, 2014
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	9,824
Financing obligation to acquire non-controlling interest	11,000
December 31, 2013
Assets - cost method investment	$3,382
Liabilities:
Contingent consideration	15,457
Financing obligation to acquire non-controlling interest	10,104

Contingent Consideration
The Company and its subsidiaries are liable for certain contingent consideration payments in connection with various acquisitions. The fair value of the contingent consideration obligations was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as "Current portion of contingent consideration" and "Long-term portion of contingent consideration" in the Company’s consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as "Other income (expense), net" in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the year ended December 31, 2014 and the year ended December 31, 2013 were as follows:

	December 31,
	2014	2013
Balance at beginning of period	$15,457	$10,431
Additions related to acquisitions	—	8,141
Accretion	476	293
Cash payments	(1,014)	(1,884)
Issuances of stock	(3,789)	(47)
Changes in fair value of contingent consideration, net	(1,306)	(1,477)
Balance at end of period	9,824	15,457
Less: current portion	(9,274)	(13,113)
Long-term portion of contingent consideration	$550	$2,344
Acquisitions with remaining contingent consideration obligations are as follows:
Keystone Vacuum, Inc.—In addition to the initial purchase price, the Company is obligated to make additional payments to the sellers of Keystone Vacuum, Inc. (“KVI”), which the Company acquired on February 3, 2012, for each of the fiscal years ended January 31, 2013 through 2016, in which KVI’s adjusted EBITDA (as defined) is greater than applicable adjusted EBITDA targets. Any additional amounts payable are payable in shares of the Company’s common stock or cash at the Company’s discretion and any such additional payments are capped at an aggregate value of $7.5 million. During 2013, the Company issued less than 0.1 million shares of our common stock and made a cash payment of approximately $0.9 million in satisfaction of contingent consideration obligation for the contract period ended January 31, 2013. During 2014, the Company made a cash payment of approximately $0.5 million in satisfaction of contingent consideration obligation for the contract period ended January 31, 2014.
Complete Vacuum and Rentals, Inc.—In addition to the initial purchase price, the Company is obligated to make additional payments to the former shareholders of Complete Vacuum and Rentals, Inc. (“CVRI”), which the Company acquired on November 30, 2010. Under the terms of a February 2014 settlement agreement and release, which resolved certain previous disputes regarding additional consideration due by the Company and indemnification obligations of the former shareholders of CVRI, the Company issued 0.2 million shares to the former shareholders of CVRI with a value of $3.8 million. The remaining $2.0 million obligation to issue additional shares based on the Company's financial performance was reduced to zero as of December 31, 2014.
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
Financing Obligation to Acquire Non-Controlling Interest
The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the non-controlling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The non-controlling interest holder has a put option to sell the remaining 49% to the Company under the same terms beginning in January 2015, and in January 2015, the non-controlling interest holder provided notice to the Company of exercise of such put option. The closing of such put option has not occurred. In accordance with ASC 480, Distinguishing Liabilities from Equity, the instrument is accounted for as a financing of the Company’s purchase of the minority interest. Total accretion expense related to the Company’s financing obligation in AWS was $0.9 million and $1.1 million for the year ended December 31, 2014 and 2013, respectively.
Other
In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with its impairment review of long-lived assets described in Note 8, the Company measured the fair value of its asset groups for those asset groups deemed not recoverable, based on Level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. In connection with its goodwill impairment review described in Note 8, the Company measured the fair value of its reporting units using a combination of the discounted cash flow method and the guideline public company method. The discounted cash flow method is based on Level 3 inputs consisting primarily of the Company’s five-year forecast and utilizes forward-looking assumptions and projections as well as factors impacting long-range plans such as pricing, discount rates and commodity prices. The guideline public company method is based on Level 2 inputs and considers potentially comparable companies and transactions within the industries where the Company’s reporting units participate, and applies their trading multiples to the Company’s reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying entities that are specifically comparable to the Company’s reporting units, considering their diversity, relative sizes and levels of complexity.
Cost method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.
(12) Equity
2014 Common Stock Issuances

•	On March 14, 2014, the Company issued approximately 0.2 million shares of common stock in connection with a partial payment under an earn-out obligation (Note 11).

•	On July 2, 2014, the Company issued approximately 0.3 million shares of common stock in connection with the settlement of the 2010 Class Action litigation (Note 16).

•	On August 27, 2014, the Company issued an additional 0.5 million shares of common stock in connection with the settlement of the 2010 Class Action litigation (Note 16).
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
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014 and 2013, no shares of preferred stock were outstanding.

(13) Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
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
The assumptions used to estimate the fair value of stock awards granted in the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Volatility	48.7%	44.4%	40.1%
Expected term (years)	8.0	8.0	10.0
Risk free interest rate	2.4%	2.0%	2.1%
Expected dividend yield	—%	—%	—%
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
Compensation cost for stock options recognized in operating results is included in general and administrative expense in the consolidated statements of operations and was $0.8 million, $1.7 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. There was no income tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2014 associated with stock option activity, as all deferred tax assets were fully reserved by a valuation allowance. The income tax (expense) benefit recognized in the consolidated statements of operations was $(0.1) million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.

A summary of stock option activity during 2014 is presented below:

Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
December 31, 2011	266		$46.70
Granted	166		35.30
Exercised	—		—
Forfeited, canceled, or expired	(33)		48.10
December 31, 2012	399		41.80	9.0	103.1
Exercisable at December 31, 2012		154	43.00	7.6	11.4
Granted	74		32.10
Exercised	—		—
Forfeited, canceled, or expired	(157)		42.10
December 31, 2013	316		39.40	6.5	—
Exercisable at December 31, 2013		184	42.30	2.6	—
Granted	16		16.04
Exercised	—		—
Forfeited, canceled, or expired	(100)		33.46
December 31, 2014	232		$40.30	7.2	—
Exercisable at December 31, 2014		102	$45.82	5.9	—
As of December 31, 2014, there was approximately $0.7 million of unrecognized compensation expense for employee stock options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
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
Compensation cost for shares of restricted common stock recognized in operating results is included in general and administrative expense in the consolidated statements of operations and was $0.8 million, $1.4 million and $1.6 million, for the years ended December 31, 2014, 2013 and 2012, respectively. There was no income tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2014 associated with restricted common stock activity, as all deferred tax assets were fully reserved by a valuation allowance. The income tax expense (benefit) associated with restricted stock activity recognized in the consolidated statements of operations was $0.2 million and $(0.7) million for the years ended December 31, 2013 and 2012, respectively.

A summary of non-vested restricted common stock activity is presented below:

Non-Vested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	55	$57.60
Granted	42	41.60
Vested	(10)	45.00
Forfeited	—	—
Non-vested at December 31, 2012	87	$51.30
Granted	41	15.82
Vested	(25)	52.87
Forfeited	(10)	47.43
Non-vested at December 31, 2013	93	$35.64
Granted	65	7.92
Vested	(87)	33.96
Forfeited	(5)	39.90
Non-vested at December 31, 2014	66	$9.78
As of December 31, 2014, there was $0.6 million of unrecognized compensation expense for restricted common stock, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, was approximately $0.5 million, $0.4 million and $0.4 million, respectively.
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
Compensation cost for restricted common stock units recognized in operating results is included in general and administrative expense in the consolidated statements of operations and was approximately $1.4 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively. There was no compensation cost recognized in the consolidated statements of operations for restricted common stock units for the year ended December 31, 2012 as no restricted common stock units were granted in that year. There was no income tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2014 associated with stock option activity, as all deferred tax assets were fully reserved by a valuation allowance. The income tax benefit associated with restricted common stock unit activity recognized in the consolidated statements of operations was and $0.2 million for the year ended December 31, 2013. There was no income tax benefit recognized in the consolidated statements of operations for the year ended December 31, 2012 as restricted common stock units were not granted until fiscal 2013.

A summary of non-vested restricted common stock activity is presented below:

Non-Vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	62	34.40
Vested	—	—
Forfeited	(6)	36.30
Non-vested at December 31, 2013	56	$35.64
Granted	296	14.90
Vested	(26)	16.05
Forfeited	(78)	18.19
Non-vested at December 31, 2014	248	$18.42
As of December 31, 2014 , there was approximately $2.5 million of unrecognized compensation expense for restricted common stock units, which is expected to be recognized over a weighted-average period of approximately 1.9 years. During the year ended December 31, 2014 the Company granted 0.3 million restricted stock units, and less than 0.1 million units vested, as restricted stock units were not granted prior to 2013, and the first units were not expected to vest until 2014.
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
(14) Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Current income tax (benefit) expense:
Federal	$—	$(3,443)	$(6,845)
State	178	(1,053)	763
Total Current	178	(4,496)	(6,082)
Deferred income tax benefit:
Federal	(8,589)	(64,292)	(51,557)
State	(4,052)	(4,307)	(5,121)
Total Deferred	(12,641)	(68,599)	(56,678)
Total income tax benefit attributable to continuing operations	$(12,463)	$(73,095)	$(62,760)

A reconciliation of the income tax benefit and the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal income tax benefit at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.3%	4.1%	4.3%
Compensation	(0.2)%	(0.3)%	(0.4)%
Transaction costs	—%	—%	(2.4)%
Change in fair value of contingent consideration	0.1%	0.1%	(1.2)%
Impairment of Goodwill	(19.0)%	—%	—%
Change in valuation allowance	(14.1)%	(2.1)%	55.4%
Other	(0.4)%	(1.5)%	(0.3)%
Benefit for income taxes	2.7%	35.3%	90.4%
On May 3, 2013, North Dakota enacted SB 2156, which lowered the top corporate income tax rate from 5.15% to 4.53%, effective for tax years beginning after December 31, 2012. This rate reduction resulted in a reduction to the Company’s overall deferred tax liability of $1.1 million, and was recorded as an income tax benefit in the quarter ended June 30, 2013.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Reserves	$3,089	$11,783
Net operating losses	127,603	106,763
Equity based compensation	1,234	1,806
Intangible asset and goodwill	19,888	—
Other	8,642	5,114
Total	160,456	125,466
Less: Valuation allowance	(70,331)	(6,076)
Total deferred tax assets	90,125	119,390
Deferred tax liabilities:
Fixed assets	(86,947)	(88,469)
Intangible assets and goodwill	—	(41,563)
Deferred financing costs	(2,793)	(2,041)
Other	(654)	(227)
Total deferred tax liabilities	(90,394)	(132,300)
Net deferred tax liability	$(269)	$(12,910)

	December 31,
	2014	2013
Current deferred tax assets, net:
Deferred tax assets	$6,815	$31,754
Deferred tax liabilities	(653)	(219)
Valuation allowance	(2,983)	(1,463)
Total current deferred tax assets, net	3,179	30,072
Long-term deferred tax liabilities, net:
Deferred tax assets	153,641	93,712
Deferred tax liabilities	(89,741)	(132,081)
Valuation allowance	(67,348)	(4,613)
Total long-term deferred tax liabilities, net	(3,448)	(42,982)
Net deferred tax liability	$(269)	$(12,910)
As of December 31, 2014, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $336.3 million, which expire in 2029through -2034, and state NOL carryforwards of approximately $217.7 million, which expire in 2017 through 2034.
As required by GAAP, management assesses the recoverability of the Company’s deferred tax assets on a regular basis and records a valuation allowance for any such assets where recoverability is determined to be not more likely than not. The Company had recorded a valuation allowance of $6.1 million as of December 31, 2013 for certain state net operating loss carryforwards that management did not believe are more likely than not to be realized and for the write-down of the Company’s investment in UGSI, which would result in a capital loss that would more likely than not be unrealizable prior to its expiration. As a result of the Company's continued losses, the Company determined in 2014 that its deferred tax liabilities (excluding deferred tax liabilities included in discontinued operations) were not sufficient to fully realize its deferred tax assets prior to the expiration of its NOLs, and accordingly, a valuation allowance was required against a portion of its deferred tax assets. Accordingly, the Company has recorded a valuation allowance of approximately $70.3 million as of December 31, 2014.
A reconciliation of the Company’s valuation allowance on deferred tax assets for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$6,076	$1,657
Additions to valuation allowance	64,255	4,419
Valuation allowance release, net	—	—
Balance at end of period	$70,331	$6,076
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
As of December 31, 2014 and 2013, the Company had unrecognized tax benefits attributable to a state tax position in discontinued operations totaling approximately $0.2 million and $0.3 million, respectively, which would favorably impact the Company’s effective tax rate if subsequently recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013
Unrecognized tax benefits balance at beginning of year	$283	$—
Additions for tax positions taken in prior periods	—	306
Reductions for lapses of statute of limitations	(68)	(23)
Unrecognized tax benefits balance at end of year	$215	$283
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2014 and 2013 was approximately $0.1 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company anticipates a reduction of $0.2 million in the total amount of unrecognized tax benefits during the next twelve months as a result of the lapsing of the statute of limitations related to a state tax position.
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

Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities in connection with the Company’s compliance with environmental laws and regulations. The consolidated balance sheets at December 31, 2014 and December 31, 2013 included accruals totaling $0.7 million and $1.5 million, respectively, for various environmental matters, including the estimated costs to comply with a Louisiana Department of Environmental Quality requirement that the Company perform testing and monitoring at certain locations to confirm that prior pipeline spills were remediated in accordance with applicable requirements.
Leases
Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 2014:

Leased equipment	$16,180
Less accumulated depreciation	(6,451)
Leased equipment, net	$9,729
Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2019 at variable interest rates and fixed interest rates, which were approximately 3.60% at December 31, 2014. Capital lease obligations amounted to $14.6 million and $18.8 million, at December 31, 2014 and 2013, respectively.
Future minimum lease payments, by year and in the aggregate, for capital leases are as follows at:

December 31,
2015	$5,105
2016	4,621
2017	4,491
2018	1,234
2019	68
Thereafter	—
Total minimum lease payments	15,519
Less amount representing executor costs	(262)
Net minimum lease payments	15,257
Less amount representing interest (3.60% at December 31, 2014)	(704)
Present value of net minimum lease payments	$14,553
The Company also rents transportation equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases and rental contracts amounted to $7.7 million, $7.5 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum lease payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more are as follows at:

December 31,
2015	$5,937
2016	4,364
2017	3,519
2018	2,381
2019	821
Thereafter	2,204
Total minimum lease payments	$19,226

Asset Retirement Obligations
At December 31, 2014, the Company had approximately $2.9 million of asset retirement obligations related to its disposal wells and landfill which are recorded in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Surety Bonds and Letters of Credits
At December 31, 2014, the Company had surety bonds outstanding of approximately $7.0 million primarily to support financial assurance obligations related to its landfill and disposal wells. Additionally, at December 31, 2014, the Company had outstanding irrevocable letters of credit totaling $4.8 million to support various agreements, leases and insurance policies.
Capital Expenditures Commitment
The Company has entered into an agreement to purchase approximately $7.5 million of thermal desorption equipment for expansion of its solids treatment capabilities at its landfill site in North Dakota. Additionally, the Company entered into an agreement to purchase $2.7 million of equipment related to the pipeline infrastructure located in the Bakken Shale area. As of December 31, 2014, approximately $6.1 million of purchases remained under these agreements.
(16) Legal Matters
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
The Company believes that it has valid defenses with respect to legal matters pending against it. Based on its experience, the Company also believes that the damage amounts claimed in the lawsuits disclosed below are not necessarily a meaningful indicator of the Company’s potential liability. Litigation is inherently unpredictable, and it is possible that the Company’s results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.
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
In June 2014, the Company entered into agreements to fully settle all claims relating to the foregoing lawsuits. The settlements were approved by the Dimmit County court on July 15, 2014. In connection with the settlement of these matters, the Company agreed to fund $5.5 million of the total settlement payments to fully resolve the matter, which was subsequently paid in July 2014, with the remainder of the total settlement payment funded by the Company’s insurer. The amount of the total settlement payment is confidential pursuant to the settlement agreements. These settlement agreements include all plaintiffs and the Company’s insurer and release the Company and all of its subsidiaries from all past and future claims or liabilities related to these matters. As a result of the settlement of these cases, the Company recorded expenses totaling $7.8 million during the year ended December 31, 2014 consisting of $5.5 million for the settlement payments and $2.3 million of additional related legal expenses.
Shareholder Litigation
2010 Class Action
On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers of the Company in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT). On March 4, 2014, the Company reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs, which resolved all claims asserted against the Company and the individual defendants in this case. Under the terms of the Stipulation of Settlement, which was subject to approval by the court, the Company agreed to a cash payment of $13.5 million, a portion of which came come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of its common stock. The Company agreed to provide a floor value of $13.5 million on the equity portion of the settlement; however, at the time of final court approval of the Stipulation of Settlement (described below) the equity value of the settlement consideration exceeded this amount and, as a result, the number of shares to be issued as settlement consideration was fixed at 0.8 million. Cash payments of $6.1 million from the Company, and the remaining $7.4 million from insurance proceeds, were deposited into escrow in April 2014. The Stipulation of Settlement was approved by the court on June 26, 2014 and became effective on August 27, 2014. Pursuant to the court’s approval order, one-third of the 0.8 million settlement shares and one-third of the cash settlement consideration were awarded to co-lead plaintiffs’ counsel as attorneys’ fees (in addition to reimbursement of certain court-approved expenses from the cash portion of the settlement escrow). The remaining two-thirds of the 0.8 million settlement shares were deposited into escrow on August 22, 2014.
2013 Shareholder Litigation
In September 2013, two separate but substantially-similar putative class action lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that the Company and the individual defendants made certain material misstatements and/or omissions relating to the Company’s operations and financial condition which caused the price of its shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated and a consolidated complaint was filed. Defendants filed a motion to dismiss these claims in May 2014, and such motion was granted by the Court on November 17, 2014, whereby the forgoing class action was dismissed without prejudice. Plaintiffs were permitted by the Court to file a motion to amend the complaint and did so on December 8, 2014. Defendants filed their opposition to plaintiffs' motion to amend the complaint on December 22, 2014. On March 12, 2015, the Court issued an order denying plaintiffs' motion to amend the complaint as to certain claims, but granting plaintiffs' motion as to other claims. The Company believes these claims are without merit and the Company will continue to vigorously defend itself and the individual defendants in this action.
In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that members of the Company’s board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. On September 15, 2014, the Court dismissed the consolidated cases following its dismissal of the consolidated complaint and plaintiffs' failure to amend. Also in October 2013, two identical shareholder derivative lawsuits were commenced in Arizona state court against the Company and certain of the Company’s current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and defendants filed a motion to dismiss these claims in June 2014. On July 22, 2014, the parties filed a joint stipulation to dismiss these cases with prejudice, which was granted by the Court on August 1, 2014, and no settlement payment was made.
The Company does not expect that the outcome of other claims and legal actions not discussed above will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
(17) Employee Benefit Plans
The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Effective September 1, 2013, the Company established a defined contribution plan (the “401k Plan”) covering substantially all employees who have met certain eligibility requirements except those employees working less than 25 hours per week. Employees may participate in the 401k Plan on the first day of the first month following 60 days of employment. The Company provides a quarterly match in shares of Company common stock equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of participant’s annual contribution up to an additional 2% of each participant’s annual compensation. Company contributions to the plans were $4.4 million, $1.9 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012 respectively.
(18) Related Party and Affiliated Company Transactions
Richard J. Heckmann, the former Executive Chairman of the Company’s board of directors, and Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, were members of an entity that owned an aircraft used periodically by the Company for business-related travel. During the three months ended September 30, 2014, the aircraft was sold to another entity in which both Mr. Johnsrud and Mr. Heckmann are members. Reimbursements paid to these entities in exchange for use of the aircraft were $0.2 million, $0.4 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
During the three months ended September 30, 2014, the aircraft lease with an entity controlled by Mr. Heckmann was terminated and replaced with a new aircraft lease with an entity owned by Mr. Johnsrud and Heckmann Enterprises, Inc. (of which Mr. Johnsrud is the controlling shareholder) under substantially the same economic and other terms. Reimbursements payable to Mr. Johnsrud in exchange for use of the aircraft were $0.1 million for the year ended December 31, 2014.
Mr. Johnsrud is the sole member of an entity that owns apartment buildings in North Dakota which are rented to certain of the Company’s employees at rates that are equal to or below market rates. However, there is no formal arrangement between the Company and Mr. Johnsrud for this housing. Rent payments are collected from the employees by the Company through payroll deductions and remitted to the entity.
In connection with the Power Fuels Merger, assets received in exchange for the merger consideration excluded accounts receivable outstanding for more than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable, which are recorded by the Company as restricted cash with an offsetting liability, are required to be periodically remitted to Mr. Johnsrud. Pursuant to the terms of this agreement, during the year ended December 31, 2013, the Company paid Mr. Johnsrud $3.6 million for such collections, net of a working capital adjustment of approximately $2.1 million. Amounts payable to Mr. Johnsrud at December 31, 2014 for accounts receivable collections totaled approximately $0.1 million.
The Company periodically purchases fresh water for resale to customers from a sole proprietorship owned by Mr. Johnsrud. Purchases made by the Company during the years ended December 31, 2014, and 2013 and amounted to $0.9 million and $0.7 million, respectively. Purchases made by Power Fuels prior to its merger with the Company totaled approximately $2.2 million during the year ended December 31, 2012. No amounts were due to the sole proprietorship at December 31, 2014.
Mr. Johnsrud is the sole member of an entity that owns land in North Dakota on which five of the Company’s saltwater disposal wells are situated. The Company has agreed to pay the entity a per-barrel royalty fee in exchange for the use of the land, which is consistent with rates charged by non-affiliated third parties under similar arrangements. Royalties paid by the Company were approximately $0.1 million in each of the years ended December 31, 2014 and 2013, respectively. Royalties payable to the entity were less than $0.1 million at December 31, 2014, and 2013, respectively.
During 2009, the Company acquired an approximate 7% investment in Underground Solutions, Inc. (“UGSI”) a supplier of water infrastructure pipeline products, whose chief executive officer, Andrew D. Seidel, was a member of the Company’s board of directors. The Company’s total investment in UGSI was $7.2 million. During the quarter ended September 30, 2013, management performed an evaluation of various alternatives for this non-strategic investment, including its potential liquidation. As a result, the Company recorded a $3.8 million charge for the write-down of this investment to its estimated net realizable value. The Company’s interest in UGSI is accounted for as a cost method investment in the Company’s consolidated balance sheet as of December 31, 2014 and December 31, 2013, and is included in the Corporate/Other group for purposes of reportable segments (Note 19). The $3.8 million write-down was classified as a component of other expense, net in the consolidated statement of operations for the year ended December 31, 2013. During the quarter ended December 31, 2014 management performed an evaluation of the UGSI investment and determined the fair value exceeded its carrying value, and therefore no additional write-down was deemed necessary.
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
Financial information for the Company’s reportable segments related to continuing operations is presented below, including the Company's historical summary financial information for the years ended December 31, 2014, 2013 and 2012, which have been recast to conform to the new segment presentation.

	Northeast	Southern	Rocky Mountain	Corporate/ Other	Total
Year Ended December 31, 2014
Revenue	$95,577	$105,935	$334,770	$—	$536,282
Depreciation and amortization	15,643	18,321	51,247	669	85,880
Loss from continuing operations before income taxes	(40,594)	(82,454)	(269,954)	(76,639)	(469,641)
Total assets excluding those applicable to discontinued operations (a)	102,593	168,191	442,784	42,600	756,168
Total assets held for sale (b)	—	—	—	115,404	115,404
Year Ended December 31, 2013
Revenue	95,085	126,549	304,182	—	525,816
Depreciation and amortization	13,376	26,388	59,035	437	99,236
Income (loss) from continuing operations before income taxes	1,158	(132,930)	31,684	(107,047)	(207,135)
Total assets excluding those applicable to discontinued operations (a)	136,235	241,937	772,536	71,305	1,222,013
Total assets held for sale (b)	—	—	—	188,750	188,750
Year Ended December 31, 2012
Revenue	69,103	162,232	25,336	—	256,671
Depreciation and amortization	10,331	31,449	5,861	—	47,641
(Loss) income from continuing operations before income taxes	(2,731)	(23,137)	2,881	(46,370)	(69,357)
(a)    Total assets exclude intercompany receivables eliminated in consolidation.
(b)     Represents the carrying value of the assets of discontinued operations (Note 20).
(20) Assets Held for Sale and Discontinued Operations
Following an assessment of various alternatives regarding its industrial solutions business in the third quarter of 2013 and a decision to focus exclusively on its shale solutions business, the Company’s board of directors approved and committed to a plan to divest Thermo Fluids Inc. ("TFI"), which comprises its industrial solutions operating and reportable segment, in the fourth quarter of 2013. In March 2014, the Company entered into a Stock Purchase Agreement with respect to the sale of 100% of the equity of TFI to a prospective acquirer in exchange for $165.0 million in cash and $10.0 million in stock. In June 2014, the Company entered into an Amended and Restated Stock Purchase Agreement which, among other items, extended the closing date of the transaction. In August 2014, the agreement was terminated pursuant to the terms of the agreement. Subsequent to the termination of the agreement, the Company engaged in negotiations with other potential acquirers. In September 2014, Nuverra entered into a non-binding letter of intent for the sale of TFI to a new prospective acquirer in exchange for a combination of cash and common stock of the acquirer. Definitive transaction documentation was not executed with the new prospective acquirer. On February 4, 2015, Nuverra entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen will acquire TFI for $85 million in an all-cash transaction, subject to working capital adjustments. The Company currently expects the transaction to close promptly following receipt of required governmental approvals.
The February 4, 2015 definitive agreement for the proposed sale was for an amount that is below the carrying value of TFI's net assets. Based on the definitive agreement with Safety-Kleen, TFI recorded charges of approximately $74.4 million, in the year ended December 31, 2014, reducing the estimated net recoverable value of its net assets to approximately $84.5 million at December 31, 2014. The charges were primarily related to a reduction of goodwill in the amount of $48.0 million, $26.4 million in intangible assets, as well as estimated additional transaction costs related to the sale.

The Company classified TFI as discontinued operations in its consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (since its acquisition on April 10, 2012). The assets and liabilities related to TFI are presented separately as "Assets held for sale" and "Liabilities of discontinued operations" in the Company’s consolidated balance sheets at December 31, 2014 and December 31, 2013.
The following table provides selected financial information of discontinued operations related to TFI:

	Year Ended December 31,
	2014	2013	2012
Revenue	$114,382	$116,263	$95,312
(Loss) income from discontinued operations before income taxes	$(68,258)	$(98,237)	$13,279
Income tax benefit (expense)	9,832	(14)	(4,155)
(Loss) income from discontinued operations	$(58,426)	$(98,251)	$9,124
The carrying value of the assets and liabilities of TFI that are classified as held for sale in the accompanying consolidated balance sheets at December 31, 2014 and December 31, 2013 are as follows:

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$2,049	$429
Accounts receivable, net	13,592	15,620
Inventories, net	2,011	2,328
Prepaid expenses and other receivables	2,545	2,475
Other current assets	269	594
Total current assets held for sale	20,466	21,446
Property, plant and equipment, net	28,366	26,369
Intangible assets, net	66,572	92,935
Goodwill	—	48,000
Total long-term assets held for sale	94,938	167,304
Total assets held for sale	$115,404	$188,750
Liabilities:
Accounts payable	$4,544	$6,625
Accrued expenses	4,214	2,676
Current portion of long-term debt	44	—
Total current liabilities of discontinued operations	8,802	9,301
Long-term portion of debt	61	—
Deferred income taxes	22,044	32,389
Total liabilities of discontinued operations	30,907	41,690
Net assets held for sale	$84,497	$147,060

(21) Selected Unaudited Quarterly Financial Data

	Three Months Ended
	March 31, (1)	June 30, (2)	September 30, (3)	December 31, (4)
2014
Revenue	$128,014	$126,862	$139,643	$141,763
Loss from continuing operations	(11,914)	(24,722)	(99,418)	(321,124)
Income (loss) from discontinued operations	459	1,453	(45,568)	(14,770)
Net loss attributable to common stockholders	(11,455)	(23,269)	(144,986)	(335,894)
Loss per common share from continuing operations:
Basic and diluted	(0.48)	(0.97)	(3.73)	(11.84)
Income (loss) per common share from discontinued operations:
Basic and diluted	0.02	0.06	(1.71)	(0.54)
Net loss per common share:
Basic and diluted	(0.46)	(0.91)	(5.44)	(12.38)
The following pre-tax unusual or non-recurring items were recorded:

(1)
During the quarter ended March 31, 2014, the Company wrote-off a portion of the unamortized deferred financing costs associated with the Amended Revolving Credit Facility of approximately $3.2 million (Note 10). Additionally, the Company recorded a charge of $1.9 million related to litigation expenses.

(2)
During the quarter ended June 30, 2014, The Company recorded an additional charge of $12.8 million related to non-recurring legal and environmental expenses, specifically the settlement of the Texas Cases and Shareholder Litigation (Note 16).

(3)
During the quarter ended September 30, 2014 the Company recorded a goodwill impairment charge related to its Northeast and Southern Divisions of $100.7 million. Additionally, as a result of the on-going sales process of the Company's industrial solutions division, the Company recorded a charge of $49.0 million, which is included within "Loss from discontinued operations, net of income taxes" in the Company's consolidated statement of operations.

(4)
During the quarter ended December 31, 2014, the Company recorded long-lived asset and goodwill impairment charges in its Rocky Mountain division totaling $112.4 million and $203.3 million, respectively. Additionally, as a result of the on-going sales process of the Company's industrial solutions division, the Company recorded a charge of $28.9 million, which is included within "Loss from discontinued operations, net of income taxes" in the Company's consolidated statement of operations (Note 8).

	Three Months Ended
	March 31, (4)	June 30, (3)	September 30, (2)	December 31, (1)
2013
Revenue	$130,647	$134,977	$131,804	$128,388
Loss from continuing operations (1)(2)	(4,005)	(21,665)	(97,998)	(10,372)
Loss (income) from discontinued operations (1)(2)	(8,627)	8,816	(95,740)	(2,700)
Net loss attributable to common stockholders (1)(2)	(12,632)	(12,849)	(193,738)	(13,072)
Loss per common share from continuing operations:
Basic and diluted	(0.17)	(0.89)	(3.94)	(0.42)
(Loss) income per common share from discontinued operations:
Basic and diluted	(0.36)	0.36	(3.85)	(0.11)
Net loss per common share:
Basic and diluted	(0.53)	(0.53)	(7.80)	(0.53)

(1)	During the fourth quarter of 2013, the following unusual or non-recurring items were recorded:

a.	The Company recorded an additional charge of $7.0 million related to the pending settlement of its 2010 class action litigation.

b.	The Company reduced its self-insurance liabilities by $3.3 million based on actuarial valuations performed in the period.

c.	The Company recorded a reduction to depreciation expense of $3.2 million following the completion of its assessment of the useful lives of the tangible assets acquired in the Power Fuels acquisition

(2)	During the third quarter of 2013, the Company recorded the following unusual or non-recurring items:

a.	The Company recorded a charge for goodwill impairment related to its industrial solutions business of $98.5 million.

b.	The Company recorded a charge of $107.4 million to write-down the carrying values of certain long-lived assets in its shale solutions business.

c.	The Company recorded a charge of $16.0 million related to the 2010 class action litigation.

d.	The Company wrote off $4.3 million of cost-method investments, primarily related to its minority ownership in a pipeline products supplier.

(3)
During the second quarter of 2013, the Company recorded charges for restructuring portions of its business in the amount of $1.5 million and the impairment of certain related assets totaling $3.5 million, along with a reduction of $0.8 million to amounts previously accrued for the settlement of the 2010 Derivative Action.

(4)	During the first quarter of 2013, the Company recorded a $2.4 million charge related to settlement of its 2010 Derivative Action litigation.
(22) Subsidiary Guarantors
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
The following tables present condensed consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”), certain 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) and Appalachian Water Services, LLC, a 51% owned subsidiary (the “Non-Guarantor Subsidiary”), as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012 . These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,801	$(1,706)	$1,272	$—	$13,367
Restricted cash	—	114	—	—	114
Accounts receivable, net	—	107,931	882	—	108,813
Deferred income taxes	173	3,006	—	—	3,179
Other current assets	738	7,972	23	—	8,733
Current assets held for sale	—	20,466	—	—	20,466
Total current assets	14,712	137,783	2,177	—	154,672
Property, plant and equipment, net	3,263	462,193	10,526	—	475,982
Equity investments	249,426	645	—	(246,257)	3,814
Intangible assets, net	—	18,607	1,150	—	19,757
Goodwill	—	104,721	—	—	104,721
Other	453,048	11,208	—	(446,568)	17,688
Long-term assets held for sale	—	94,938	—	—	94,938
TOTAL ASSETS	$720,449	$830,095	$13,853	$(692,825)	$871,572
LIABILITIES AND EQUITY
Accounts payable	$1,310	$17,294	$255	$—	$18,859
Accrued expenses	16,404	26,813	178	—	43,395
Current portion of contingent consideration	—	9,274	—	—	9,274
Current portion of long-term debt	—	4,863	11,000	—	15,863
Current liabilities of discontinued operations	—	8,802	—	—	8,802
Total current liabilities	17,714	67,046	11,433	—	96,193
Deferred income taxes	(33,353)	36,801	—	—	3,448
Long-term portion of debt	582,446	10,009	—	—	592,455
Long-term portion of contingent consideration	—	550	—	—	550
Other long-term liabilities	695	449,325	422	(446,568)	3,874
Long-term liabilities of discontinued operations	—	22,105	—	—	22,105
Total shareholders' equity	152,947	244,259	1,998	(246,257)	152,947
TOTAL LIABILITIES AND EQUITY	$720,449	$830,095	$13,853	$(692,825)	$871,572

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,839	$3,201	$1,743	$—	$8,783
Restricted cash	—	110	—	—	110
Accounts receivable, net	—	86,256	830	—	87,086
Deferred income taxes	27,167	2,905	—	—	30,072
Other current assets	6,642	7,466	86	—	14,194
Current assets held for sale	—	21,446	—	—	21,446
Total current assets	37,648	121,384	2,659	—	161,691
Property, plant and equipment, net	2,396	485,586	10,559	—	498,541
Equity investments	742,342	650	—	(738,960)	4,032
Intangible assets, net	—	148,063	1,300	—	149,363
Goodwill	—	398,024	10,672	—	408,696
Other	410,774	120,786	—	(510,424)	21,136
Long-term assets held for sale	—	167,304	—	—	167,304
TOTAL ASSETS	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763
LIABILITIES AND EQUITY
Accounts payable	$3,784	$27,850	$1,595	$—	$33,229
Accrued expenses	43,274	19,941	216	—	63,431
Current portion of contingent consideration	—	13,113	—	—	13,113
Current portion of long-term debt	—	5,464	—	—	5,464
Current liabilities of discontinued operations	—	9,301	—	—	9,301
Total current liabilities	47,058	75,669	1,811	—	124,538
Deferred income taxes	(34,275)	77,257	—	—	42,982
Long-term portion of debt	535,221	14,492	—	—	549,713
Long-term portion of contingent consideration	—	2,344	—	—	2,344
Other long-term liabilities	787	513,961	10,104	(510,424)	14,428
Long-term liabilities of discontinued operations	—	32,389	—	—	32,389
Total shareholders' equity	644,369	725,685	13,275	(738,960)	644,369
TOTAL LIABILITIES AND EQUITY	$1,193,160	$1,441,797	$25,190	$(1,249,384)	$1,410,763

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$532,940	$3,342	$—	$536,282
Costs and expenses:
Direct operating expenses	—	382,769	2,044	—	384,813
General and administrative expenses	24,234	42,459	139	—	66,832
Depreciation and amortization	669	84,343	868	—	85,880
Impairment of long-lived assets	—	112,436	—	—	112,436
Impairment of goodwill	—	293,303	10,672	—	303,975
Total costs and expenses	24,903	915,310	13,723	—	953,936
Loss from operations	(24,903)	(382,370)	(10,381)	—	(417,654)
Interest expense, net	(48,559)	(1,462)	(896)	—	(50,917)
Other income, net	—	2,112	1	—	2,113
Loss on extinguishment of debt	(3,177)	—	—	—	(3,177)
(Loss) income from equity investments	(439,418)	(6)	—	439,418	(6)
(Loss) income from continuing operations before income taxes	(516,057)	(381,726)	(11,276)	439,418	(469,641)
Income tax benefit	453	12,010	—	—	12,463
(Loss) income from continuing operations	(515,604)	(369,716)	(11,276)	439,418	(457,178)
Loss from discontinued operations, net of income taxes	—	(58,426)	—	—	(58,426)
Net (loss) income attributable to common stockholders	$(515,604)	$(428,142)	$(11,276)	$439,418	$(515,604)

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$520,922	$4,894	$—	$525,816
Costs and expenses:
Direct operating expenses	—	376,976	2,184	—	379,160
General and administrative expenses	49,136	35,071	73	—	84,280
Depreciation and amortization	437	98,273	526	—	99,236
Impairment of long-lived assets	—	111,900	—	—	111,900
Other, net	864	35	—	—	899
Total costs and expenses	50,437	622,255	2,783	—	675,475
(Loss) income from operations	(50,437)	(101,333)	2,111	—	(149,659)
Interest expense, net	(51,318)	(1,303)	(1,082)	—	(53,703)
Other expense, net	(5,292)	(35)	1,500	—	(3,827)
(Loss) income from equity investments	(161,203)	54	—	161,203	54
(Loss) income from continuing operations before income taxes	(268,250)	(102,617)	2,529	161,203	(207,135)
Income tax benefit	35,959	37,136	—	—	73,095
(Loss) income from continuing operations	(232,291)	(65,481)	2,529	161,203	(134,040)
Loss from discontinued operations, net of income taxes	—	(98,251)	—	—	(98,251)
Net (loss) income attributable to common stockholders	$(232,291)	$(163,732)	$2,529	$161,203	$(232,291)

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$255,263	$1,408	$—	$256,671
Costs and expenses:					—
Direct operating expenses	—	197,394	438	—	197,832
General and administrative expenses	17,362	25,346	34	—	42,742
Depreciation and amortization	—	47,115	526	—	47,641
Impairment of long-lived assets	—	6,030	—	—	6,030
Total costs and expenses	17,362	275,885	998	—	294,245
(Loss) income from operations	(17,362)	(20,622)	410	—	(37,574)
Interest expense, net	(25,200)	(1,155)	(252)	—	(26,607)
Other expense, net	(920)	(1,630)	—	—	(2,550)
Loss on extinguishment of debt	(2,638)	—	—		(2,638)
Loss from equity investments	(5,701)	12	—	5,701	12
(Loss) income from continuing operations before income taxes	(51,821)	(23,395)	158	5,701	(69,357)
Income tax benefit	54,348	8,412	—	—	62,760
Income (loss) from continuing operations	2,527	(14,983)	158	5,701	(6,597)
Income from discontinued operations, net of income taxes	—	9,124	—	—	9,124
Net income (loss) attributable to common stockholders	$2,527	$(5,859)	$158	$5,701	$2,527

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(27,860)	$43,581	$1,655	$—	$17,376
Net cash provided by operating activities from discontinued operations	—	3,966	—	—	3,966
Net cash (used in) provided by operating activities	(27,860)	47,547	1,655	—	21,342
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	10,192	—	—	10,192
Purchase of property, plant and equipment	(1,228)	(52,377)	(2,126)	—	(55,731)
Net cash used in investing activities from continuing operations	(1,228)	(42,185)	(2,126)	—	(45,539)
Net cash used in investing activities from discontinued operations	—	(2,451)	—	—	(2,451)
Net cash used in investing activities	(1,228)	(44,636)	(2,126)	—	(47,990)
Cash flows from financing activities:
Proceeds from revolving credit facility	107,725	—	—	—	107,725
Payments on revolving credit facility	(67,500)	—	—	—	(67,500)
Payments for deferred financing costs	(1,030)	—	—	—	(1,030)
Payments on notes payable and capital leases	—	(5,289)	—	—	(5,289)
Payments of contingent consideration and other financing activities	(145)	(1,014)	—	—	(1,159)
Net cash provided by (used in) financing activities from continuing operations	39,050	(6,303)	—	—	32,747
Net cash provided by financing activities from discontinued operations	—	105	—	—	105
Net cash provided by (used in) financing activities	39,050	(6,198)	—	—	32,852
Net increase (decrease) in cash	9,962	(3,287)	(471)	—	6,204
Cash and cash equivalents - beginning of year	3,839	3,630	1,743	—	9,212
Cash and cash equivalents - end of year	13,801	343	1,272	—	15,416
Less: cash and cash equivalents of discontinued operations - end of year	—	(2,049)	—	—	(2,049)
Cash and cash equivalents of continuing operations - end of year	$13,801	$(1,706)	$1,272	$—	$13,367

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities from continuing operations	$20,693	$43,458	$2,517	$—	$66,668
Net cash provided by operating activities from discontinued operations	—	3,589	—	—	3,589
Net cash provided by operating activities	20,693	47,047	2,517	—	70,257
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(10,570)	—	—	—	(10,570)
Proceeds from the sale of property and equipment	—	2,308	—	—	2,308
Proceeds from acquisition-related working capital adjustment	2,067	—	—	—	2,067
Purchase of property, plant and equipment	(1,597)	(43,366)	(1,630)	—	(46,593)
Net cash used in investing activities from continuing operations	(10,100)	(41,058)	(1,630)	—	(52,788)
Net cash used in investing activities from discontinued operations	—	(4,195)	—	—	(4,195)
Net cash used in investing activities	(10,100)	(45,253)	(1,630)	—	(56,983)
Cash flows from financing activities:
Proceeds from revolving credit facility	98,501	—	—	—	98,501
Payments on revolving credit facility	(109,501)	—	—	—	(109,501)
Payments for deferred financing costs	(855)	—	—	—	(855)
Payments on notes payable and capital leases	—	(5,416)	—	—	(5,416)
Payments of contingent consideration and other financing activities	(718)	(1,884)	—	—	(2,602)
Net cash used in financing activities from continuing operations	(12,573)	(7,300)	—	—	(19,873)
Net cash used in financing activities from discontinued operations	—	(400)	—	—	(400)
Net cash used in financing activities	(12,573)	(7,700)	—	—	(20,273)
Net (decrease) increase in cash	(1,980)	(5,906)	887	—	(6,999)
Cash and cash equivalents - beginning of year	5,819	9,536	856	—	16,211
Cash and cash equivalents - end of year	3,839	3,630	1,743	—	9,212
Less: cash and cash equivalents of discontinued operations - end of year	—	(429)	—	—	(429)
Cash and cash equivalents of continuing operations - end of year	$3,839	$3,201	$1,743	$—	$8,783

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(23,119)	$47,301	$896	$—	$25,078
Net cash provided by operating activities from discontinued operations	—	5,593	—	—	5,593
Net cash (used in) provided by operating activities	(23,119)	52,894	896	—	30,671
Cash flows from investing activities:					—
Cash paid for acquisitions, net of cash acquired	(359,456)	2,110	—		(357,346)
Proceeds from the sale of property and equipment	—	7,235	—	—	7,235
Proceeds from the sale of available-for-sale securities	5,169	—	—		5,169
Purchase of property, plant and equipment	(41)	(43,466)	(9)	—	(43,516)
Other investing activities	—	(51)	(31)		(82)
Net cash used in investing activities from continuing operations	(354,328)	(34,172)	(40)	—	(388,540)
Net cash used in investing activities from discontinued operations	—	(4,158)	—	—	(4,158)
Net cash used in investing activities	(354,328)	(38,330)	(40)	—	(392,698)
Cash flows from financing activities:
Proceeds from revolving credit facility	193,490	—	—	—	193,490
Payments on revolving credit facility	(186,674)	—	—	—	(186,674)
Proceeds from other debt	398,980	—	—		398,980
Payments on other debt	(150,367)	—	—		(150,367)
Proceeds from equity offering	76,048	(1,600)	—		74,448
Payments for deferred financing costs	(26,170)	—	—	—	(26,170)
Payments on notes payable and capital leases	—	(4,605)	—	—	(4,605)
Payments of contingent consideration and other financing activities	(1,569)	511	—	—	(1,058)
Net cash provided by (used in) financing activities from continuing operations	303,738	(5,694)	—	—	298,044
Net cash provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	303,738	(5,694)	—	—	298,044
Net (decrease) increase in cash	(73,709)	8,870	856	—	(63,983)
Cash and cash equivalents - beginning of year	79,528	666	—	—	80,194
Cash and cash equivalents - end of year	5,819	9,536	856	—	16,211
Less: cash and cash equivalents of discontinued operations - end of year	—	(1,435)	—	—	(1,435)
Cash and cash equivalents of continuing operations - end of year	$5,819	$8,101	$856	$—	$14,776

Exhibit Number		Description
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

2.4	A
Voting Agreement among Heckmann Corporation, Rough Rider Acquisition, LLC and the principal stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 4, 2012).

2.4	B
Side Letter, dated November 29, 2012, among Heckmann Corporation, Rough Rider Acquisition, LLC, Badlands Power Fuels, LLC and Mark D. Johnsrud (incorporated herein by reference to Exhibit 2.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

2.5
Stock Purchase Agreement by and among Nuverra Environmental Solutions, Inc., Heckmann Environmental Services, Inc., Thermo Fluids Inc., and Safety-Kleen, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015).

3.1
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on September 4, 2007).

3.1	A
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 5, 2008).

3.1	B
Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1B to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011).

3.1	C
Third Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1C to the Company’s Registration Statement on Form S-4 filed with the SEC on May 23, 2013).

3.1	D
Fourth Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed with the SEC on December 3, 2013).

3.2		Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on October 26, 2007).

4.1		Specimen Common Stock Certificate.

4.2
Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.2	A
First Supplemental Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

Exhibit Number		Description
4.2	B
Second Supplemental Indenture, dated as of September 19, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1B to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 9, 2012).

4.2	C
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

4.4	A
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

10.1
Amended and Restated Credit Agreement, dated February 3, 2014, by and among the Company, as borrower; Wells Fargo Bank, National Association, a national banking association, as administrative agent; Wells Fargo, Bank of America, N.A., a national banking association, and RBS Citizens, N.A., a national banking association, as joint lead arrangers; Wells Fargo, Bank of America and RBS Citizens, as joint book runners; Bank of America and RBS Citizens, as co-syndication agents; and Wells Fargo, Bank of America and Citizens Bank of Pennsylvania, as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

10.1	A
Joinder and First Amendment to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as agent for the Lenders, the Lenders party thereto, Nuverra Environmental Solutions, Inc., a Delaware corporation, Capital One Business Credit Corporation and CIT Finance LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC March 24, 2014).

10.1	B
Amended and Restated Guaranty and Security Agreement, dated February 3, 2014, by and among the Company, Heckmann Environmental Services, Inc., Thermo Fluids Inc., Heckmann Water Resources Corporation, Heckmann Water Resources (CVR), Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels LLC, Badlands Power Fuels, LLC, Landtech Enterprises, LLC, Badlands Leasing, LLC, Ideal Oilfield Disposal, LLC; and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

10.1	C
Intercompany Subordination Agreement, dated February 3, 2014, by and among the Company, Heckmann Environmental Services, Inc., Thermo Fluids Inc., Heckmann Water Resources Corporation, Heckmann Water Resources (CVR), Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels LLC, Badlands Power Fuels, LLC, Landtech Enterprises, LLC, Badlands Leasing, LLC and Ideal Oilfield Disposal, LLC; and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

10.1	D
Patent Security Agreement, dated February 3, 2014, by and between the Company and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

10.2
Novation Agreement dated as of September 30, 2011, between China Water and Drinks, Inc. and China Water & Drinks (BVI), Inc. (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

Exhibit Number			Description
10.3	†		Heckmann Corporation 2009 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2012).

10.3	A	†
First Amendment of the Heckmann Corporation 2009 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2012).

10.3	B	†
Second Amendment to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC May 8, 2014).

10.4	†
Executive Employment Agreement, dated November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.4 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.5
Stockholder’s Agreement, dated as of November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.5	A
First Amendment to Stockholder’s Agreement, dated as of March 10, 2014, between Nuverra Environmental Solutions, Inc. and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC March 10, 2014).

10.6	†
Second Amended and Restated Executive Employment Agreement, dated November 9, 2011, between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2011).

10.7	*		Gathering and Disposal Services Agreement (Produced and Freshwater) dated November 21, 2014 by and between Nuverra Rocky Mountain Pipeline, LLC and XTO Energy Inc.**

14.1			Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 21, 2011).

21.1	*		Subsidiaries of Nuverra Environmental Solutions, Inc.

23.1	*		Consent of KPMG LLP

24.1	*		Power of Attorney of Officers and Directors of the Company (set forth on the signature pages of this Form 10-K).

31.1	*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		*	XBRL Instance Document

101.SCH		*	XBRL Taxonomy Extension Schema Document

101.CAL		*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE		*	XBRL Taxonomy Extension Presentation Linkbase Document

*			Filed herewith
**			Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the SEC pursuant to a Confidential Treatment Application filed with the SEC
†			Compensatory plan, contract or arrangement in which directors or executive officers may participate