Form 10-Q
period 2015-03-31
Nuverra Environmental Solutions, Inc.
filed 2015-05-11
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of May 5, 2015 was 27,918,592.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments;

•	the potential benefits of our completed and any future merger, acquisition, disposition and financing transactions; and

•	plans to increase operational capacity, including additional trucks, saltwater disposal wells, frac tanks, landfills, processing and treatment facilities and pipeline construction or expansion.
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

•
risks associated with our capital structure, including our ability to access necessary funding under our existing or future credit facilities and to generate sufficient operating cash flow to meet our debt service obligations;

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

•
the unknown future impact on our business from legislation and governmental rulemaking, including the Affordable Care Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules to be promulgated thereunder;

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$35,486	$13,367
Restricted cash	—	114
Accounts receivable, net of allowance for doubtful accounts of $7.4 and $7.6 million at March 31, 2015 and December 31, 2014, respectively	86,393	108,813
Inventories	4,131	4,413
Prepaid expenses and other receivables	5,420	4,147
Deferred income taxes	3,033	3,179
Other current assets	181	173
Current assets held for sale	17,711	20,466
Total current assets	152,355	154,672
Property, plant and equipment, net of accumulated depreciation of $171.8 and $155.8 million at March 31, 2015 and December 31, 2014, respectively	466,414	475,982
Equity investments	3,793	3,814
Intangibles, net	19,046	19,757
Goodwill	104,721	104,721
Other assets	16,501	17,688
Long-term assets held for sale	97,617	94,938
Total assets	$860,447	$871,572
Liabilities and Equity
Accounts payable	$14,118	$18,859
Accrued liabilities	53,216	43,395
Current portion of contingent consideration	9,409	9,274
Current portion of long-term debt	5,128	4,863
Financing obligation to acquire non-controlling interest	11,000	11,000
Current liabilities of discontinued operations	6,924	8,802
Total current liabilities	99,795	96,193
Deferred income taxes	3,303	3,448
Long-term portion of debt	587,158	592,455
Long-term portion of contingent consideration	106	550
Other long-term liabilities	3,874	3,874
Long-term liabilities of discontinued operations	22,332	22,105
Total liabilities	716,568	718,625
Commitments and contingencies
Common stock	29	29
Additional paid-in capital	1,367,618	1,365,537
Treasury stock	(19,726)	(19,651)
Accumulated deficit	(1,204,042)	(1,192,968)
Total equity of Nuverra Environmental Solutions, Inc.	143,879	152,947
Total liabilities and equity	$860,447	$871,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Non-rental revenue	$107,010	$109,844
Rental revenue	12,102	18,170
Total revenue	119,112	128,014
Costs and expenses:
Direct operating expenses	87,999	95,379
General and administrative expenses	12,700	16,795
Depreciation and amortization	17,482	20,911
Other, net	683	—
Total costs and expenses	118,864	133,085
Operating income (loss)	248	(5,071)
Interest expense, net	(12,588)	(12,050)
Other income (expense), net	321	(420)
Loss on extinguishment of debt	—	(3,177)
Loss from continuing operations before income taxes	(12,019)	(20,718)
Income tax benefit	24	8,804
Loss from continuing operations	(11,995)	(11,914)
Income from discontinued operations, net of income taxes	921	459
Net loss attributable to common stockholders	$(11,074)	$(11,455)

Net loss per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(0.44)	$(0.48)
Basic and diluted income from discontinued operations	0.03	0.02
Net loss per basic and diluted common share	$(0.41)	$(0.46)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	27,412	25,020
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,074)	$(11,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(921)	(459)
Depreciation	16,771	16,607
Amortization of intangible assets	711	4,304
Amortization of deferred financing costs	1,207	523
Amortization of original issue discounts and premiums, net	40	36
Stock-based compensation	789	293
Gain on disposal of property, plant and equipment	(654)	(1,255)
Bad debt expense	732	773
Loss on extinguishment of debt	—	3,177
Deferred income taxes	1	(8,804)
Other, net	(418)	463
Changes in operating assets and liabilities:
Accounts receivable	21,688	(14,902)
Prepaid expenses and other receivables	(1,273)	(1,982)
Accounts payable and accrued liabilities	6,949	12,523
Other assets and liabilities, net	202	(215)
Net cash provided by (used in) operating activities from continuing operations	34,750	(373)
Net cash provided by operating activities from discontinued operations	867	3,409
Net cash provided by operating activities	35,617	3,036
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1,968	1,551
Purchases of property, plant and equipment	(6,163)	(7,743)
Net cash used in investing activities from continuing operations	(4,195)	(6,192)
Net cash used in investing activities from discontinued operations	(161)	(1,050)
Net cash used in investing activities	(4,356)	(7,242)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	17,725
Payments on revolving credit facility	(7,000)	(8,000)
Payments for deferred financing costs	—	(343)
Payments on notes payable and capital leases	(1,361)	(1,429)
Other financing activities	(75)	25
Net cash (used in) provided by financing activities from continuing operations	(8,436)	7,978
Net cash provided by financing activities from discontinued operations	38	—
Net cash (used in) provided by financing activities	(8,398)	7,978
Net increase in cash and cash equivalents	22,863	3,772
Cash and cash equivalents - beginning of period	15,416	9,212
Cash and cash equivalents - end of period	38,279	12,984
Less: cash and cash equivalents of discontinued operations - end of period	2,793	2,788
Cash and cash equivalents of continuing operations - end of period	$35,486	$10,196

Supplemental disclosure of cash flow information:
Cash paid for interest	$949	$597
Cash paid for taxes, net	94	23
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for contingent consideration	—	3,789
Purchases of property, plant and equipment under capital leases	2,882	—
Property, plant and equipment purchases in accounts payable	2,242	5,870
Restricted cash payable to former sole owner of Power Fuels	—	112
Conversion of accrued interest on principal debt balance	407	596
Deferred financing costs financed through principal debt balance	—	2,541
Deferred financing costs in accounts payable and accrued liabilities	173	492

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
The Company’s condensed consolidated balance sheet as of December 31, 2014, included herein, has been derived from the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015 (“2014 Annual Report on Form 10-K”). Unless stated otherwise, any reference to statement of operations items in these accompanying unaudited interim condensed consolidated financial statements refers to results from continuing operations. The Company has not included a statement of comprehensive income as there were no transactions to report in the periods presented. In addition, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted from these financial statements and related notes pursuant to the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2014 Annual Report on Form 10-K as well as other information it has filed with the SEC.
Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated statements of operations and notes thereto in order to conform to the current year’s presentation including:

•
As described in Note 13, the Company redefined its operating and reportable segments during the three months ended September 30, 2014 and as a result, prior year periods have been recast to conform to the current year segment presentation.

•
A portion of certain non-medical insurance costs previously presented as a component of “General and administrative expenses” in the condensed consolidated statement of operations have been re-allocated and are now included in the line item “Direct operating expenses” as the Company believes these costs are directly related to the operations of the Company. Such costs were approximately $1.7 million for the three months ended March 31, 2014.

(2) Significant Accounting Policies
There have been no material changes or developments in the Company’s significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies that are “Critical Accounting Policies and Estimates” as disclosed in the Company’s 2014 Annual Report on Form 10-K.
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in this update will be added to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. The standard changes the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendment adds a requirement to the threshold for items held for sale or disposed of that the discontinuation of the component of the entity must also have a strategic shift with a major effect on operations and financial results. Additionally, an asset held for sale on acquisition will have to meet all of the held for sale criteria on the acquisition date. The amendment removed the prohibition of significant ongoing involvement in the operations of the component of the entity. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2014, which for the Company is the reporting period beginning January 1, 2015. The amendment does not apply to components classified as held for sale before the effective date and does not change the presentation of components previously classified as discontinued operations. As described in Note 14, during the fourth quarter of 2013, our board of directors approved and committed to a plan to divest Thermo Fluids Inc. ("TFI"), which comprised our previously reported industrial solutions business segment. As a result, we consider TFI to be held for sale and its assets and liabilities, results of operations and cash flows are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended March 31, 2015 and 2014. The Company has assessed the impact of ASU No. 2014-08 and determined all criterion to be initially classified as held for sale have been qualitatively, quantitatively, and on the whole, substantially met with respect to the TFI sale.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications. The amendments in this update may be applied retrospectively or modified retrospectively effective for reporting periods beginning after December 15, 2016, which for the Company is the reporting period starting January 1, 2017. The Company is reviewing the guidance in ASU 2014-09 and has not concluded the impact, if any, on its consolidated financial statements and has not determined its method of adoption. However, based upon the Company's preliminary assessment of ASU No. 2014-09, the Company does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments in this update will be added to the ASC as Topic 718, Compensation - Stock Compensation, and will require a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A performance condition is not considered in determining the award’s grant date fair value. Instead, it is considered when a company estimates the number of awards that will vest. Compensation cost is recognized when it is probable that the performance condition will be met. As such, the entity must reassess whether that is the case each reporting period and reverse any previously recognized compensation cost if it is no longer probable that the performance condition will be met. The amendment in this update may be applied prospectively for share-based payment awards granted or modified on or after the reporting period starting January 1, 2017, or retrospectively, using a modified retrospective approach. The Company is reviewing the guidance in ASU 2014-12 and does not believe the adoption of ASU 2014-12 will have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company is reviewing the guidance in ASU 2014-15 and does not believe the adoption of ASU 2014-15 will have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest - Imputation of Interest.  The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts.  Entities will be required to present debt issuance costs as a direct deduction from the face amount of the related note, rather than as a deferred charge.  Upon adoption, the amended guidance will affect the Company's classification of debt issuance costs, which are currently classified in "Other assets" in the condensed consolidated balance sheets.  The reclassification of debt issuance costs will effectively decrease "Other assets" and correspondingly decrease the respective long-term debt balances.  The amendments in this ASU require retrospective application, with related disclosures for a change in accounting principle.  Upon adoption, the Company will comply with these disclosure requirements by providing the nature and reason for the change, the transition method, a description of the adjusted prior period information and the effect of the change on the financial statement line items.   For public business entities, the amendments in this ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years.  Early adoption is permitted; however, the Company expects to adopt this guidance at the beginning of 2016.  The Company's debt issuance costs as of March 31, 2015 were $16.1 million.
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
Pursuant to ASC Topic 260-10-45-18, an entity that reports a discontinued operation in a period shall use income (loss) from continuing operations, adjusted for preferred dividends, as the control number in determining whether potential common equivalent shares are dilutive or antidilutive. That is, the same number of potential common equivalent shares used in computing the diluted per-share amount for income (loss) from continuing operations shall be used in computing all other reported diluted per-share amounts even if those amounts would be antidilutive to their respective basic per-share amounts. For the three months ended March 31, 2015 and 2014, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted EPS from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the three-month periods ended March 31, 2015 and 2014, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods based on the guidance referenced above.
The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Loss from continuing operations	(11,995)	(11,914)
Income from discontinued operations	921	459
Net loss attributable to common stockholders	$(11,074)	$(11,455)

Denominator:
Weighted average shares—basic	27,412	25,020
Common stock equivalents	—	—
Weighted average shares—diluted	27,412	25,020

Basic and diluted loss per common share from continuing operations	$(0.44)	$(0.48)
Basic and diluted income per common share from discontinued operations	0.03	0.02
Net loss per basic and diluted common share	$(0.41)	$(0.46)

Antidilutive stock-based awards excluded	879	245
(4) Goodwill and Intangible Assets
Previous Impairments
The Company has recorded significant impairment charges in the past, most recently during the three months ended December 31, 2014. The Company believes the assumptions used in its previous impairment analyses were appropriate and resulted in reasonable estimates of fair values. In evaluating the reasonableness of the Company’s fair value estimates, the Company considers (among other factors) the relationship between its book value, the market price of its common stock and the fair value of its reporting units. At March 31, 2015 and May 5, 2015, the closing market prices of the Company’s common stock were $3.56 and $3.97 per share, respectively, compared to its book value per share of $5.15 as of March 31, 2015. If the Company’s book value per share were to continue to exceed its market price per share plus a control premium as indicated at May 5, 2015, or if there is continued downward pricing in services driven by oil and gas price depression, it would likely indicate the occurrence of events or changes that would cause the Company to perform additional impairment analyses which could result in revisions to its fair value estimates. While the Company believes that its estimates of fair value are reasonable, the Company will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from the Company's projections, additional impairment would likely result.

Intangible Assets
Intangible assets consist of the following:

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$11,694	$(5,545)	$6,149	6.4	$11,694	$(5,133)	$6,561	6.6
Disposal permits	1,269	(329)	940	5.9	1,269	(288)	981	6.2
Customer contracts	17,352	(5,395)	11,957	11.8	17,352	(5,137)	12,215	12.0
	$30,315	$(11,269)	$19,046	9.7	$30,315	$(10,558)	$19,757	9.9
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.
(5) Fair Value Measurements
Measurements
Fair value represents an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value used significant unobservable inputs (Level 3) and were as follows:

Fair Value
March 31, 2015
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	9,515
Financing obligation to acquire non-controlling interest	11,000
December 31, 2014
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	9,824
Financing obligation to acquire non-controlling interest	11,000
Contingent Consideration
The Company and its subsidiaries are liable for certain contingent consideration payments in connection with the performance of various acquisitions. The fair values of the contingent consideration obligations were determined using a probability-weighted income approach at the acquisition date and are revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the performance measurements upon which the obligations are based. Contingent consideration is reported as "Current portion of contingent consideration" and "Long-term portion of contingent consideration" in the Company’s condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as "Other income (expense), net" in the Company’s condensed consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the three months ended March 31, 2015 and the year ended December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Balance at beginning of period	$9,824	$15,457
Additions related to acquisitions	—	—
Accretion	—	476
Cash payments	—	(1,014)
Issuances of stock	—	(3,789)
Changes in fair value of contingent consideration, net	(309)	(1,306)
Balance at end of period	9,515	9,824
Less: current portion	(9,409)	(9,274)
Long-term portion of contingent consideration	$106	$550
Financing Obligation to Acquire Non-Controlling Interest
The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the non-controlling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The non-controlling interest holder had a put option to sell the remaining 49% to the Company under the same terms beginning in January 2015. In January 2015, the non-controlling interest holder provided notice to the Company of exercise of such put option. On April 28, 2015 the non-controlling interest holder issued to the Company a Demand for Arbitration pursuant to the terms of the AWS operating agreement. The Company is in discussions with the non-controlling interest holder regarding the exercise terms of such put option, and the closing of such put option has not occurred. In accordance with ASC 480, Distinguishing Liabilities from Equity, the instrument is accounted for as a financing of the Company’s purchase of the minority interest.
Other
In addition to the Company’s assets and liabilities that are measured at fair value on a recurring basis, the Company is required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with its impairment review of long-lived assets, the Company measures the fair value of its asset groups for those asset groups deemed not recoverable, based on Level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. In connection with its goodwill impairment review, the Company measures the fair value of its reporting units using a combination of the discounted cash flow method and the guideline public company method. The discounted cash flow method is based on Level 3 inputs consisting primarily of the Company’s five-year forecast and utilizes forward-looking assumptions and projections as well as factors impacting long-range plans such as pricing, discount rates and commodity prices. The guideline public company method is based on Level 2 inputs and considers potentially comparable companies and transactions within the industries where the Company’s reporting units participate, and applies their trading multiples to the Company’s reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying entities that are specifically comparable to the Company’s reporting units, considering their diversity, relative sizes and levels of complexity.
Cost method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock as well as using discounted cash flows, incorporating adjusted available market discount rate information and the Company’s estimates for liquidity risk.

(6) Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Accrued payroll and employee benefits	$13,626	$12,566
Accrued insurance	6,787	6,830
Accrued legal and environmental costs	921	1,421
Accrued taxes	2,042	1,477
Accrued interest	18,423	8,570
Amounts payable to related party (Note 12)	—	114
Accrued operating costs	7,715	5,685
Accrued other	3,702	6,732
Total accrued liabilities	$53,216	$43,395
(7) Debt
Debt consists of the following at March 31, 2015 and December 31, 2014:

			March 31, 2015			December 31, 2014
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Fair Value of Debt (e)	Carrying Value of Debt	Carrying Value of Debt
ABL Facility (a)	2.41%	Jan. 2018	5,026	176,481	176,481	183,065
2018 Notes (b)	9.875%	Apr. 2018	11,109	268,200	400,000	400,000
Vehicle financings (c)	3.30%	Various	—	16,384	16,384	14,872
Total debt			$16,135	$461,065	592,865	597,937
Original issue discount (d)					(818)	(874)
Original issue premium (d)					239	255
Total debt, net					592,286	597,318
Less: current portion					(5,128)	(4,863)
Long-term portion of debt					$587,158	$592,455
_____________________

(a)	The interest rate presented represents the interest rate on the $245.0 million ABL Facility at March 31, 2015.

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

(c)
Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2015 and 2017. Installment notes payable and capital lease obligations were $0.1 million and $16.3 million, respectively, at March 31, 2015 and were $0.3 million and $14.6 million, respectively, at December 31, 2014.

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

(e)
The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of March 31, 2015. The Company’s ABL Facility and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

There have been no material changes or developments in the Company’s debt and its principal terms, except as described under ABL Facility Amendment below, from Note 10 to the consolidated financial statements of the Company’s 2014 Annual Report on Form 10-K.
Indebtedness
The Company is highly leveraged and a substantial portion of its liquidity needs result from debt service requirements and from funding its costs of operations and capital expenditures, including acquisitions.
Financial Covenants and Borrowing Limitations
The Company's Amended and Restated Credit Agreement by and among the Company, Wells Fargo Bank, N.A. and the Lenders named therein (the "ABL Facility") requires, and any future credit facilities will likely require, the Company to comply with specified financial ratios that may limit the amount the Company can borrow under its ABL Facility. A breach of any of the covenants under the indenture governing the 2018 Notes or the ABL Facility, as applicable, could result in a default. The Company's ability to satisfy those covenants depends principally upon its ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements the Company enters into in the future may further limit its ability to enter into certain types of transactions.
The ABL Facility contains certain financial covenants that require the Company to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on the Company's ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the indenture), and is limited to 3.0 to 1.0. The Company's $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting the Company's availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, the Company would be in violation of either such covenant. As of March 31, 2015, the Company remained in compliance with its debt covenants and the availability was $53.0 million; however, the Company's ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, the Company's net availability was reduced by 12.5% of the maximum revolver amount, or $30.6 million, resulting in approximately $22.4 million of net availability as of March 31, 2015.
The maximum amount the Company can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact its future access to capital required to operate its business. Borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of its accounts receivable or equipment decreases for any reason, or if some portion of its accounts receivable or equipment is deemed ineligible under the terms of its ABL Facility agreement, the amount the Company can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on the Company's liquidity and financial condition. In addition, the administrative agent for the Company's ABL Facility has the periodic right to perform an appraisal of the assets comprising the Company's borrowing base. If an appraisal results in a reduction of the borrowing base, then a portion of the outstanding indebtedness under the ABL Facility could become immediately due and payable. Any such repayment obligation could have a material adverse impact on the Company's liquidity and financial condition.
The indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under the ABL Facility, which would limit its ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if the Company's fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio is below 2.0 to 1.0, the indenture prohibits the Company's incurrence of new senior secured indebtedness, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of senior secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the indenture. The covenant does not require repayment of existing borrowings if greater than $150 million at that time, but rather limits new borrowings during any such period.  The 2.0 to 1.0 fixed charge coverage ratio is an incurrence covenant, not a maintenance covenant.

The covenants described above are subject to important exceptions and qualifications. The Company's ability to comply with these covenants will likely be affected by some events beyond its control, and the Company cannot guarantee that it will satisfy those requirements. A breach of any of these provisions could result in a default under such indenture, ABL Facility or other debt obligation, or any future credit facilities the Company may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If the Company was unable to repay the accelerated amounts, its secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, the Company cannot guarantee that its assets would be sufficient to repay in full the money owed to the lenders or to its other debt holders. The Company was in compliance with such covenants as of March 31, 2015.
The Company may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on it by such restrictive covenants. These restrictions may also limit the Company's ability to plan for or react to market conditions, meet capital needs or otherwise restrict its activities or business plans and adversely affect its ability to finance its operations, enter into acquisitions, execute its business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in its interest. In the future, the Company may also incur debt obligations that might subject it to additional and different restrictive covenants that could affect its financial and operational flexibility. The Company cannot guarantee that it will be granted waivers or amendments to the indenture governing the 2018 Notes, the ABL Facility or such other debt obligations if for any reason the Company is unable to comply with its obligations thereunder or that it will be able to refinance its debt on acceptable terms, or at all, should the Company seek to do so. Any such limitations on borrowing under the Company's ABL Facility could have a material adverse impact on the Company's liquidity.
ABL Facility Amendment
In connection with the closing of the TFI disposition, the Company entered into a Second Amendment, Consent and Release to Amended and Restated Credit Agreement (the “ABL Facility Amendment”), dated April 13, 2015, by and among the Company, Wells Fargo Bank, National Association, as agent, and the lenders named therein, which amends the ABL Facility. The ABL Facility Amendment reduced the maximum revolver availability from $245.0 million to $195.0 million and removed the accordion feature. Pricing of the ABL Facility remained the same other than corresponding changes reflecting the reduction of maximum revolver availability. The ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula. The Company did not incur any amendment fees associated with the ABL Facility Amendment. The Company does expect to write-off unamortized deferred financing costs associated with its ABL Facility of approximately $1.1 million in the three months ending June 30, 2015.
Liquidity Update
As of April 17, 2015, following the closing of the sale of TFI (Note 14), total liquidity was $77.3 million, comprised of $55.4 million of net availability under the revolving credit facility and $21.9 million cash on hand.
(8) Restructuring and Exit Costs
In March 2015, the Company initiated a plan to restructure its business in certain shale basins and reduce costs, including an exit from the Mississippian ("MidCon") shale area and the Tuscaloosa Marine Shale logistics business. Additionally, the Company closed certain yards within the Northeast and Southern divisions and transferred the related assets to its other operating locations, primarily in the Eagle Ford shale basin. Based on costs incurred in connection with the initial phases of the restructuring plan, the Company currently estimates the total costs of the plan to be approximately $0.8 million, $0.7 million of which the Company recorded in the quarter ended March 31, 2015. Additional costs are expected to be recorded in the second quarter of 2015 as they are incurred. The charges are characterized as "Other, net" in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015. Such costs consisted of the following:

Severance and termination benefits	$240
Contract termination costs and exit costs	443
Total restructuring and exit costs	$683
Approximately $0.6 million of the total charge was recorded in the Southern operating segment while the remainder was recognized in the Northeast operating segment. The liability totaled approximately $0.5 million as of March 31, 2015 and is included as "Accrued liabilities" in the condensed consolidated balance sheet.

A rollforward of the restructuring and exit cost accruals through March 31, 2015 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Restructuring and exit costs accrued at December 31, 2014	$—	$—	$—	$—
Restructuring and exit-related costs	240	286	157	683
Cash payments	(78)	(6)	(71)	(155)
Restructuring and exit costs accrued at March 31, 2015	$162	$280	$86	$528
_____________________

(a)	Employee termination costs consist primarily of severance and related costs.

(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.

(c)	Other exit costs include costs related to the movement of vehicles and rental fleet in connection with the exit from certain shale areas.
(9) Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Current income tax benefit	$25	$—
Deferred income tax (expense) benefit	(1)	8,804
Total income tax benefit	$24	$8,804
The effective income tax benefit rate for the three months ended March 31, 2015 was 0.2% which differs from the federal statutory benefit rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses. The effective income tax benefit rate for the three months ended March 31, 2014 was 42.5% which differs from the federal statutory rate of 35.0% primarily due to the tax impact of state taxes, nondeductible expenses, and income attributable to the minority shareholder of AWS.
The Company has significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life, generally expiring between the years 2029 and 2035. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income. In light of the Company’s continued losses, in 2014 the Company determined that its deferred tax liabilities (excluding deferred tax liabilities included in discontinued operations) were not sufficient to fully realize its deferred tax assets. Accordingly, a valuation allowance is required against the portion of its deferred tax assets that is not offset by deferred tax liabilities.
(10) Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Heckmann Corporation 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
Stock Options
The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. During the three months ended March 31, 2015 and 2014 the Company granted 0.7 million and less than 0.1 million options pursuant to the 2009 Plan, respectively. Stock-based compensation cost is included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations and totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock
The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the three months ended March 31, 2015 and 2014, the Company did not grant any shares of restricted stock awards. During the three months ended March 31, 2015, the Company did not release any shares of restricted stock awards. During the three months ended March 31, 2014 the Company released less than 0.1 million shares of stock to certain employees upon the lapse of restrictions. Stock-based compensation expense for grants of restricted stock was approximately $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations.
Restricted Stock Units
The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock units, based on the market value of the Company’s common shares at the date of grant. During the three months ended March 31, 2015 the Company granted 0.2 million restricted stock units. Stock-based compensation expense for grants of restricted stock units was $0.5 million for the three months ended March 31, 2015 which is included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2014 the Company granted 0.3 million shares of restricted stock units and stock-based compensation expense for such grants was $0.1 million for the three months ended March 31, 2014.
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
Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities as of the periods reported herein in connection with the Company’s compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 included accruals totaling $0.5 million and $0.7 million, respectively, for various environmental matters, including the estimated costs to comply with a Louisiana Department of Environmental Quality requirement that the Company perform testing and monitoring at certain locations to confirm that prior pipeline spills were remediated in accordance with applicable requirements.
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
In June 2014, the Company entered into agreements to fully settle all claims relating to the foregoing lawsuits. The settlements were approved by the Dimmit County court on July 15, 2014. In connection with the settlement of these matters, the Company agreed to fund $5.5 million of the total settlement payments to fully resolve the matter, which was subsequently paid in July 2014, with the remainder of the total settlement payment funded by the Company’s insurer. The amount of the total settlement payment is confidential pursuant to the settlement agreements. These settlement agreements include all plaintiffs and the Company’s insurer and release the Company and all of its subsidiaries from all past and future claims or liabilities related to these matters. As a result of the settlement of these cases, the Company recorded expenses totaling $7.8 million during the year ended December 31, 2014 consisting of $5.5 million for the settlement payments and $2.3 million of additional related legal expenses. This case is now closed.
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
2013 Class Action
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

Plantiffs filed an amended complaint on March 19, 2015, and on March 23, 2015 the Company filed a motion to dismiss the amended complaint for failure to comply with the court’s March 12, 2015 order. Both parties have filed subsequent pleadings, and the Court has not yet ruled on the Company's motion to dismiss. The Company believes these claims are without merit and the Company will continue to vigorously defend itself and the individual defendants in this action.
2013 Derivative Cases
In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that members of the Company’s board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. On September 15, 2014, the Court dismissed the consolidated cases following its dismissal of the consolidated complaint and plaintiffs' failure to amend. Also in October 2013, two identical shareholder derivative lawsuits were commenced in Arizona state court against the Company and certain of the Company’s current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and defendants filed a motion to dismiss these claims in June 2014. On July 22, 2014, the parties filed a joint stipulation to dismiss these cases with prejudice, which was granted by the Court on August 1, 2014, and no settlement payment was made. In the first quarter of 2015, the Company received a written demand from one of the plaintiffs in the derivative lawsuits requesting that the Board of Directors commence an independent investigation of certain matters and take appropriate action to recover for the Company any damages to which it may be entitled as a result of alleged breaches of fiduciary duties by certain of its current and former officers and directors. Such investigation has been commenced and is ongoing.
AWS Arbitration Demand
On April 28, 2015, the holder of the non-controlling interest in AWS issued to the Company a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by the Company of certain of its obligations under the operating agreement. The Company believes these claims are without merit and intends to vigorously defend itself in this matter.
The Company does not expect that the outcome of other current claims and legal actions not discussed above will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
(12) Related Party and Affiliated Company Transactions
There have been no significant changes to the related party transactions with Richard J. Heckmann, the former Executive Chairman of the Company’s board of directors, and Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, for the use of an aircraft, apartment rentals, purchases of fresh water for resale and use of land where certain of the Company’s saltwater disposal wells are situated as described in Note 18 to the consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K.
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
Financial information for the Company’s reportable segments related to continuing operations is presented below, including the Company's historical summary financial information for the three months ended March 31, 2014, which has been recast to conform to the new segment presentation.

	Northeast	Southern	Rocky Mountain	Corporate/ Other	Total
Three months ended March 31, 2015
Revenue	$27,313	$22,389	$69,410	$—	$119,112
Direct operating expenses	21,496	18,078	48,425	—	87,999
General and administrative expenses	1,904	2,078	2,056	6,662	12,700
Depreciation and amortization	3,927	4,648	8,737	170	17,482
Operating (loss) income	(98)	(3,014)	10,192	(6,832)	248
Income (loss) from continuing operations before income taxes	13	(2,935)	10,097	(19,194)	(12,019)
As of March 31, 2015
Total assets excluding those applicable to discontinued operations (a)	94,616	161,214	425,250	64,039	745,119
Total assets held for sale	—	—	—	115,328	115,328
Three months ended March 31, 2014
Revenue	19,175	26,933	81,906	—	128,014
Direct operating expenses	16,425	21,607	57,347	—	95,379
General and administrative expenses	1,924	3,353	3,095	8,423	16,795
Depreciation and amortization	3,873	4,206	12,669	163	20,911
Operating (loss) income	(3,048)	(2,232)	8,795	(8,586)	(5,071)
(Loss) income from continuing operations before income taxes	(3,235)	(2,667)	8,683	(23,499)	(20,718)
As of December 31, 2014
Total assets excluding those applicable to discontinued operations (a)	102,593	168,191	442,784	42,600	756,168
Total assets held for sale	—	—	—	115,404	115,404
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.
(14) Assets Held for Sale and Discontinued Operations
The Company's industrial solutions operating and reportable segment, TFI, has been classified as discontinued operations since the sale process with various prospective acquirers began in fourth quarter of 2013. In February, 2015, Nuverra entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments.
On April 11, 2015, the Company and Safety-Kleen completed the TFI disposition as contemplated by the previously disclosed purchase agreement. Pursuant to the purchase agreement, $4.25 million of the purchase price was deposited into an escrow account to satisfy the Company’s indemnification obligations under the purchase agreement. Any remaining balance in the escrow account will be released to the Company eighteen (18) months following the closing date. Pursuant to the purchase agreement, the purchase price paid at closing was adjusted based upon an estimated working capital adjustment, which is subject to post-closing reconciliation, to reflect TFI’s actual working capital (calculated in accordance with the purchase agreement) on the closing date. After giving effect to the indemnity escrow, the estimated working capital adjustment and the payment of transaction fees and other expenses, the amount of net cash proceeds used to reduce the outstanding balance under the ABL Facility on the closing date was approximately $74.6 million. The post-closing working capital reconciliation may result in an increase or decrease in the Company’s final net cash proceeds.
The February 4, 2015 definitive agreement for the sale was for an amount that is below the carrying value of TFI's net assets. Based on the definitive agreement with Safety-Kleen, TFI recorded charges of approximately $74.4 million in the year ended December 31, 2014, reducing the estimated net recoverable value of its net assets to approximately $84.5 million at December 31, 2014. The charges were primarily related to a reduction of goodwill in the amount of $48.0 million, $26.4 million in intangible assets, as well as estimated additional transaction costs related to the sale. The Company may record additional charges based on the Company's final net cash proceeds and TFI's final net asset value.
The Company classified TFI as discontinued operations in its consolidated statements of operations for the three months ended March 31, 2015 and 2014. The assets and liabilities related to TFI are presented separately as "Assets held for sale" and "Liabilities of discontinued operations" in the Company’s condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.

The following table provides selected financial information of discontinued operations related to TFI:

	Three Months Ended
	March 31,
	2015	2014
Revenue	$17,497	$27,645
Income from discontinued operations before income taxes	$1,186	$2,155
Income tax expense	(265)	(1,696)
Income from discontinued operations	$921	$459
The carrying value of the assets and liabilities of TFI that are classified as held for sale in the accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$2,793	$2,049
Accounts receivable, net	11,869	13,592
Inventories, net	1,530	2,011
Prepaid expenses and other receivables	1,243	2,545
Other current assets	276	269
Total current assets held for sale	17,711	20,466
Property, plant and equipment, net	28,548	28,366
Intangible assets, net	69,069	66,572
Total long-term assets held for sale	97,617	94,938
Total assets held for sale	$115,328	$115,404
Liabilities:
Accounts payable	$2,757	$4,544
Accrued expenses	4,104	4,214
Current portion of long-term debt	63	44
Total current liabilities of discontinued operations	6,924	8,802
Long-term portion of debt	80	61
Long-term liabilities of discontinued operations - deferred income taxes	22,252	22,044
Total liabilities of discontinued operations	29,256	30,907
Net assets held for sale	$86,072	$84,497

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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”), certain 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) and AWS, a 51% owned subsidiary (the “Non-Guarantor Subsidiary”), as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$34,639	$(831)	$1,678	$—	$35,486
Restricted cash	—	—	—	—	—
Accounts receivable, net	—	85,178	1,215	—	86,393
Deferred income taxes	33	3,000	—	—	3,033
Other current assets	2,415	7,297	20	—	9,732
Current assets held for sale	—	17,711	—	—	17,711
Total current assets	37,087	112,355	2,913	—	152,355
Property, plant and equipment, net	2,913	453,173	10,328	—	466,414
Equity investments	258,177	624	—	(255,008)	3,793
Intangible assets, net	—	17,933	1,113	—	19,046
Goodwill	—	104,721	—	—	104,721
Other	433,629	29,045	41	(446,214)	16,501
Long-term assets held for sale	—	97,617	—	—	97,617
TOTAL ASSETS	$731,806	$815,468	$14,395	$(701,222)	$860,447
LIABILITIES AND EQUITY
Accounts payable	$946	$12,920	$252	$—	$14,118
Accrued expenses	25,458	27,555	203	—	53,216
Current portion of contingent consideration	—	9,409	—	—	9,409
Current portion of long-term debt	—	5,128	11,000	—	16,128
Current liabilities of discontinued operations	—	6,924	—	—	6,924
Total current liabilities	26,404	61,936	11,455	—	99,795
Deferred income taxes	(33,492)	36,795	—	—	3,303
Long-term portion of debt	575,902	11,256	—	—	587,158
Long-term portion of contingent consideration	—	106	—	—	106
Other long-term liabilities	19,113	430,975	—	(446,214)	3,874
Long-term liabilities of discontinued operations	—	22,332	—	—	22,332
Total shareholders' equity	143,879	252,068	2,940	(255,008)	143,879
TOTAL LIABILITIES AND EQUITY	$731,806	$815,468	$14,395	$(701,222)	$860,447

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,801	$(1,706)	$1,272	$—	$13,367
Restricted cash	—	114	—	—	114
Accounts receivable, net	—	107,931	882	—	108,813
Deferred income taxes	173	3,006	—	—	3,179
Other current assets	738	7,972	23	—	8,733
Current assets held for sale	—	20,466	—	—	20,466
Total current assets	14,712	137,783	2,177	—	154,672
Property, plant and equipment, net	3,263	462,193	10,526	—	475,982
Equity investments	249,426	645	—	(246,257)	3,814
Intangible assets, net	—	18,607	1,150	—	19,757
Goodwill	—	104,721	—	—	104,721
Other	453,048	11,208	—	(446,568)	17,688
Long-term assets held for sale	—	94,938	—	—	94,938
TOTAL ASSETS	$720,449	$830,095	$13,853	$(692,825)	$871,572
LIABILITIES AND EQUITY
Accounts payable	$1,310	$17,294	$255	$—	$18,859
Accrued expenses	16,404	26,813	178	—	43,395
Current portion of contingent consideration	—	9,274	—	—	9,274
Current portion of long-term debt	—	4,863	11,000	—	15,863
Current liabilities of discontinued operations	—	8,802	—	—	8,802
Total current liabilities	17,714	67,046	11,433	—	96,193
Deferred income taxes	(33,353)	36,801	—	—	3,448
Long-term portion of debt	582,446	10,009	—	—	592,455
Long-term portion of contingent consideration	—	550	—	—	550
Other long-term liabilities	695	449,325	422	(446,568)	3,874
Long-term liabilities of discontinued operations	—	22,105	—	—	22,105
Total shareholders' equity	152,947	244,259	1,998	(246,257)	152,947
TOTAL LIABILITIES AND EQUITY	$720,449	$830,095	$13,853	$(692,825)	$871,572

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$117,072	$2,040	$—	$119,112
Costs and expenses:
Direct operating expenses	—	87,163	836	—	87,999
General and administrative expenses	6,662	6,014	24	—	12,700
Depreciation and amortization	170	17,076	236	—	17,482
Impairment of goodwill	—	—	—	—	—
Other, net	—	683	—	—	683
Total costs and expenses	6,832	110,936	1,096	—	118,864
Operating (loss) income	(6,832)	6,136	944	—	248
Interest expense, net	(12,362)	(226)	—	—	(12,588)
Other income, net	—	342	—	—	342
Income (loss) from equity investments	8,083	(21)	—	(8,083)	(21)
(Loss) income from continuing operations before income taxes	(11,111)	6,231	944	(8,083)	(12,019)
Income tax benefit (expense)	37	(13)	—	—	24
(Loss) income from continuing operations	(11,074)	6,218	944	(8,083)	(11,995)
Income from discontinued operations, net of income taxes	—	921	—	—	921
Net (loss) income attributable to common stockholders	$(11,074)	$7,139	$944	$(8,083)	$(11,074)

THREE MONTHS ENDED MARCH 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$—	$127,810	$204	$—	$128,014
Costs and expenses:
Direct operating expenses	—	95,049	330	—	95,379
General and administrative expenses	8,423	8,354	18	—	16,795
Depreciation and amortization	163	20,550	198	—	20,911
Total costs and expenses	8,586	123,953	546	—	133,085
Operating (loss) income	(8,586)	3,857	(342)	—	(5,071)
Interest expense, net	(11,736)	(314)	—	—	(12,050)
Other expense, net	—	(412)	—	—	(412)
Income (loss) from equity investments	1,776	(8)	—	(1,776)	(8)
Loss on extinguishment of debt	(3,177)	—	—	—	(3,177)
(Loss) income from continuing operations before income taxes	(21,723)	3,123	(342)	(1,776)	(20,718)
Income tax benefit (expense)	10,268	(1,464)	—	—	8,804
(Loss) income from continuing operations	(11,455)	1,659	(342)	(1,776)	(11,914)
Income from discontinued operations, net of income taxes	—	459	—	—	459
Net (loss) income attributable to common stockholders	$(11,455)	$2,118	$(342)	$(1,776)	$(11,455)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities from continuing operations	$27,658	$6,686	$406	$34,750
Net cash provided by operating activities from discontinued operations	—	867	—	867
Net cash provided by operating activities	27,658	7,553	406	35,617
Cash flows from investing activities:				—
Proceeds from the sale of property and equipment	255	1,713	—	1,968
Purchase of property, plant and equipment	—	(6,163)	—	(6,163)
Net cash provided by (used in) investing activities from continuing operations	255	(4,450)	—	(4,195)
Net cash used in investing activities from discontinued operations	—	(161)	—	(161)
Net cash provided by (used in) investing activities	255	(4,611)	—	(4,356)
Cash flows from financing activities:
Payments on revolving credit facility	(7,000)	—	—	(7,000)
Payments on notes payable and capital leases	—	(1,361)	—	(1,361)
Payments of contingent consideration and other financing activities	(75)	—		(75)
Net cash used in financing activities from continuing operations	(7,075)	(1,361)	—	(8,436)
Net cash provided by financing activities from discontinued operations	—	38	—	38
Net cash used in financing activities	(7,075)	(1,323)	—	(8,398)
Net increase in cash	20,838	1,619	406	22,863
Cash and cash equivalents - beginning of period	13,801	343	1,272	15,416
Cash and cash equivalents - end of period	34,639	1,962	1,678	38,279
Less: cash and cash equivalents of discontinued operations - end of period	—	(2,793)	—	(2,793)
Cash and cash equivalents of continuing operations - end of period	$34,639	$(831)	$1,678	$35,486

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(12,990)	$12,052	$565	$(373)
Net cash provided by operating activities from discontinued operations	—	3,409	—	3,409
Net cash (used in) provided by operating activities	(12,990)	15,461	565	3,036
Cash flows from investing activities:				—
Proceeds from the sale of property and equipment	—	1,551	—	1,551
Purchase of property, plant and equipment	(32)	(6,281)	(1,430)	(7,743)
Net cash used in investing activities from continuing operations	(32)	(4,730)	(1,430)	(6,192)
Net cash used in investing activities from discontinued operations	—	(1,050)	—	(1,050)
Net cash used in investing activities	(32)	(5,780)	(1,430)	(7,242)
Cash flows from financing activities:				—
Proceeds from revolving credit facility	17,725	—	—	17,725
Payments on revolving credit facility	(8,000)	—	—	(8,000)
Payments for deferred financing costs	(343)	—	—	(343)
Payments on notes payable and capital leases	—	(1,429)	—	(1,429)
Payments of contingent consideration and other financing activities	3,814	(3,789)	—	25
Net cash provided by (used in) financing activities from continuing operations	13,196	(5,218)	—	7,978
Net cash used in financing activities from discontinued operations	—	—	—	—
Net cash provided by (used in) financing activities	13,196	(5,218)	—	7,978
Net increase (decrease) in cash	174	4,463	(865)	3,772
Cash and cash equivalents - beginning of period	3,839	3,630	1,743	9,212
Cash and cash equivalents - end of period	4,013	8,093	878	12,984
Less: cash and cash equivalents of discontinued operations - end of period	—	(2,788)	—	(2,788)
Cash and cash equivalents of continuing operations - end of period	$4,013	$5,305	$878	$10,196

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As previously discussed in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, during the three months ended September 30, 2014, we completed the organizational realignment of our shale solutions business into three operating divisions, the Northeast, Southern and Rocky Mountain divisions. As previously discussed in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements, TFI's assets and liabilities, which comprised our previously reported industrial solutions business segment, are presented as held for sale and its results of operations and cash flows are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended March 31, 2015 and 2014.
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•
Oil shale areas: includes our operations in the Bakken, Utica, Eagle Ford, Mississippian, Tuscaloosa Marine and Permian Basin Shale areas (prior to our substantial exit from this basin during the three months ended March 31, 2015).

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
Previous Impairments
We have recorded significant impairment charges in the past, most recently during the three months ended December 31, 2014. We believe the assumptions used in our previous impairment analyses were appropriate and resulted in reasonable estimates of fair values. In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At March 31, 2015 and May 5, 2015, the closing market prices of our common stock were $3.56 and $3.97 per share, respectively, compared to our book value per share of $5.15 as of March 31, 2015. If our book value per share were to continue to exceed our market price per share plus a control premium as indicated at May 5, 2015, or if there is continued downward pricing in services driven by oil and gas price depression, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in revisions to our fair value estimates. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P trends in the shale areas in which we operate, in particular the level of drilling and completion activities (which impacts the volume of environmental waste products we manage) and active wells (which impacts the volume of produced water we manage). In general, drilling activity in the oil and gas drilling industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have driven reduced drilling activity in “dry” gas shale areas such as the Barnett, Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling and completion programs as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. While drilling, completion and production activity in the oil and "wet" gas basins such as the Eagle Ford, Permian Basin, Utica and Bakken Shale areas have been more robust when compared to the "dry" gas shale areas in the past few years, the dramatic decline in oil prices in the fourth quarter of 2014 reduced drilling and completion activity in these shale areas. Accordingly, our customer base has reduced their capital programs and drilling and completion activity levels for 2015, which we expect to be somewhat mitigated by our revenues from services that support production from oil and natural gas wells. Demand for these production-related services tends to be relatively stable in moderate oil and gas price environments as these services are required to sustain production.
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
The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue - from predominantly oil shale areas (a)	$87,437	$97,145
Revenue - from predominantly gas shale areas (b)	31,675	30,869
Total revenue	$119,112	$128,014
Loss from continuing operations before income taxes	(12,019)	(20,718)
Loss from continuing operations	(11,995)	(11,914)
EBITDA (c, d)	18,051	12,243
_________________________

(a)
Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Utica, Eagle Ford, Mississippian (prior to our substantial exit from this basin during the three months ended March 31, 2015) and Permian Basin Shale areas.

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

(d)	The Company's debt covenants referred to in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements are based on EBITDA adjusted for certain items as defined.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions to Form 10-Q and the rules and regulations of the SEC. These statements include all normal recurring adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2014 Annual Report on Form 10-K.
For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs and also “Risk Factors — Risks Related to Our Company” in Part I, Item 1A of our 2014 Annual Report on Form 10-K.
Results of Operations
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	March 31,		March 31,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
Non-rental revenue	$107,010	$109,844	89.8%	85.8%	$(2,834)	(2.6)%
Rental revenue	12,102	18,170	10.2%	14.2%	(6,068)	(33.4)%
Total revenue	119,112	128,014	100.0%	100.0%	(8,902)	(7.0)%
Costs and expenses:
Direct operating expenses	87,999	95,379	73.9%	74.5%	(7,380)	(7.7)%
General and administrative expenses	12,700	16,795	10.7%	13.1%	(4,095)	(24.4)%
Depreciation and amortization	17,482	20,911	14.7%	16.3%	(3,429)	(16.4)%
Other, net	683	—	0.6%	—%	683	100.0%
Total costs and expenses	118,864	133,085	99.8%	104.0%	(14,221)	(10.7)%
Operating income (loss)	248	(5,071)	0.2%	(4.0)%	5,319	104.9%
Interest expense, net	(12,588)	(12,050)	(10.6)%	(9.4)%	538	4.5%
Other income (expense), net	321	(420)	0.3%	(0.3)%	741	176.4%
Loss on extinguishment of debt	—	(3,177)	—%	(2.5)%	(3,177)	(100.0)%
Loss from continuing operations before income taxes	(12,019)	(20,718)	(10.1)%	(16.2)%	(8,699)	(42.0)%
Income tax benefit	24	8,804	—%	6.9%	(8,780)	(99.7)%
Loss from continuing operations	(11,995)	(11,914)	(10.1)%	(9.3)%	81	0.7%
Income from discontinued operations, net of income taxes	921	459	0.8%	0.4%	462	100.7%
Net loss attributable to common stockholders	$(11,074)	$(11,455)	(9.3)%	(8.9)%	$(381)	(3.3)%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets and/or through water midstream assets owned by us to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended March 31, 2015 was $107.0 million, down $2.8 million, or 2.6%, from $109.8 million in the prior year period. In the Rocky Mountain division, lower fluid logistics in the 2015 quarter, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in 2014. Lower non-rental revenue in the Southern division was driven by reduced drilling and completion activities in the Haynesville Shale region, which were partially offset by increases in water transfer services in the Permian region. These decreases were partly offset in the Northeast division, primarily as a result of increased activities from several large customers as compared to the same period in 2014.

Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended March 31, 2015 was $12.1 million, down $6.1 million, or 33.4%, from $18.2 million in the prior year period. The decrease was the result of lower utilization of the Company’s equipment rental fleet in conjunction with the reduction in drilling and completion activities, primarily in the Rocky Mountain division due to lower oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2015 decreased $7.4 million to $88.0 million compared to the prior year period. The decrease in direct operating expenses is attributable to lower revenues, as well as our 2015 cost-savings initiatives in anticipation of lower overall drilling and completion activities. Direct operating expenses in the three-month periods ended March 31, 2015 and March 31, 2014 included gains on the sale of assets of approximately $0.7 million and $1.2 million, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2015 amounted to $12.7 million, down $4.1 million from $16.8 million in the prior year period. The higher costs incurred for the three months ended March 31, 2014 primarily related to costs associated with the termination of an executive employment agreement and severance costs related to accounting and administrative integration efforts. Additionally, general and administrative expenses in the three month period ended March 31, 2014 included approximately $1.9 million of litigation expenses.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2015 was $17.5 million, down $3.4 million, or 16.4%, from $20.9 million in the prior year period. The decrease is attributable to the write-off of the customer relationship intangible asset in the Rocky Mountain division as of December 31, 2014 resulting from the long-lived asset impairment charges totaling $112.4 million recorded in 2014.
Interest Expense, net
Interest expense, net during the three months ended March 31, 2015 was $12.6 million compared to $12.1 million in the prior year period. The increased interest expense was primarily attributable to the additional deferred financing costs associated with the ABL Facility that began amortization in February 2014. During the three months ended March 31, 2015 the higher average borrowings on the ABL Facility were offset by a lower average interest rate as compared to the prior year period.
Other Income (Expense), net
Other income (expense), net was $0.3 million of income for the three months ended March 31, 2015 compared to $0.4 million of expense in the prior year period.
Income Taxes
Income tax benefit was $24.0 thousand in the three months ended March 31, 2015, compared to $8.8 million in the prior year period. As described below, the primary item impacting income taxes for the three-month period ended March 31, 2015 was the valuation allowance against our deferred tax assets.
We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life, generally expiring between the years 2029 and 2035. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this quarter and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.
In light of our continued losses, we determined in 2014 that our deferred tax liabilities (excluding deferred tax liabilities included in discontinued operations) were not sufficient to fully realize our deferred tax assets and, as a result, a valuation allowance was required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. Accordingly, we expect our effective income tax benefit rate to be near zero for 2015.

Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital is from borrowings available under our ABL Facility, as well as from cash generated by our operations with additional sources of capital in prior years from additional debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our expected sources of capital in 2015 are expected to be from borrowings under our ABL Facility, cash generated by our operations and the net proceeds from the sale of TFI. Other sources of cash may include potential sales of assets, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
At March 31, 2015, our total indebtedness was $592.9 million. We have incurred operating losses of $12.0 million and $11.9 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, we had cash and cash equivalents of $35.5 million and $22.4 million of net availability under the ABL Facility. Given the current macro environment and oil and gas prices, we anticipate declining revenues in 2015 and corresponding reductions in costs from operations. We expect sufficient availability under the ABL Facility and cash generated by our operations in 2015 to meet our operating needs. Our financing strategy includes using the proceeds from the sale of TFI, closely monitoring and lowering our operating costs and capital spending, and managing our working capital to enhance liquidity.
The following table summarizes our sources and uses of cash from continuing operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
Net cash provided by (used in):	2015	2014
Operating activities	$34,750	(373)
Investing activities	(4,195)	(6,192)
Financing activities	(8,436)	7,978
Net increase in cash and cash equivalents	$22,119	$1,413
As of March 31, 2015, we had cash and cash equivalents of $35.5 million, an increase of $22.1 million from December 31, 2014. Generally, we manage our cash flow by drawing on our ABL Facility to fund short-term cash needs and by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our ABL Facility.
Operating Activities — Net cash provided by operating activities was $34.8 million for the three months ended March 31, 2015. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $7.2 million, up from the $4.2 million generated in the corresponding 2014 period, as described below. Changes in operating assets and liabilities provided $27.6 million primarily due to a decrease in accounts receivable and an increase in accrued liabilities which was partially offset by an increase in prepaid expenses and other receivables. The non-cash items and other adjustments included $17.5 million of depreciation and amortization of intangible assets, amortization of deferred financing costs of $1.2 million and stock-based compensation of $0.8 million, partially offset by a $0.7 million gain on disposal of plant, property and equipment.
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
Investing Activities — Net cash used in investing activities was $4.2 million for the three months ended March 31, 2015, which primarily consisted of $6.2 million of purchases of property, plant and equipment, partially offset by $2.0 million of proceeds from the sale of property, plant and equipment. Net cash used in investing activities was $6.2 million for the three months ended March 31, 2014 and consisted primarily of $7.7 million of capital expenditures, partially offset by $1.6 million of proceeds from the sale of property, plant and equipment.

Financing Activities — Net cash used in financing activities was $8.4 million for the three months ended March 31, 2015 and was comprised of $7.0 million of payments under our credit facilities, $1.4 million of payments under capital leases and notes payable and $0.1 million of other cash requirements.
Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2014 and consisted of $9.7 million of net borrowings under our prior credit facility, $1.4 million of payments under capital leases and notes payable and $0.3 million in other disbursements.
Capital Expenditures
Cash required for capital expenditures (related to continuing operations) for the three months ended March 31, 2015 totaled $6.2 million compared to $7.7 million for the three months ended March 31, 2014. Capital expenditures for the three months ended March 31, 2015 included scheduled payments for a thermal desorption system as part of the expansion of solids treatment capabilities at our Bakken Shale landfill site and other equipment. Capital expenditures in the three months ended March 31, 2014 primarily included payments for a thermal desorption system as part of the expansion of solids treatment capabilities at our Bakken Shale landfill site and other equipment. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited in the preceding sentences. Such equipment additions under capital leases totaled approximately $2.9 million for the three months ended March 31, 2015 and there were no fleet purchases under capital leases for the three months ended March 31, 2014. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for 2015, as well as any growth initiatives or acquisitions we choose to pursue, are expected to be financed through cash flow from operations, borrowings under existing or new credit facilities, issuances of debt or equity, capital leases, other financing structures, or a combination of the foregoing.
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of March 31, 2015, we had $592.9 million ($592.3 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $176.5 million under the ABL Facility, and $16.4 million of capital leases and installment notes payable for vehicle financings. There have been no material changes or developments in our debt and its principal terms, except as described under the ABL Facility Amendment below, from Note 10 to the consolidated financial statements of our 2014 Annual Report on Form 10-K.
Financial Covenants and Borrowing Limitations
Our ABL Facility requires, and any future credit facilities will likely require, us to comply with specified financial ratios that may limit the amount we can borrow under our ABL Facility. A breach of any of the covenants under the indenture governing the 2018 Notes or the ABL Facility, as applicable, could result in a default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio as well as certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the indenture), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. As of March 31, 2015, we remained in compliance with our debt covenants and the availability was $53.0 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $30.6 million, resulting in approximately $22.4 million of net availability as of March 31, 2015.

The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility agreement, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to perform an appraisal of the assets comprising our borrowing base. If an appraisal results in a reduction of the borrowing base, then a portion of the outstanding indebtedness under the ABL Facility could become immediately due and payable. Any such repayment obligation could have a material adverse impact on our liquidity and financial condition.
The indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under our ABL Facility, which would limit our ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if our fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio is below 2.0 to 1.0, the indenture prohibits our incurrence of new senior secured indebtedness, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of senior secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the indenture. The covenant does not require repayment of existing borrowings if greater than $150 million at that time, but rather limits new borrowings during any such period.  The 2.0 to 1.0 fixed charge coverage ratio is an incurrence covenant, not a maintenance covenant.
The covenants described above are subject to important exceptions and qualifications. Our ability to comply with these covenants will likely be affected by some events beyond our control, and we cannot guarantee that we will satisfy those requirements. A breach of any of these provisions could result in a default under such indenture, ABL Facility or other debt obligation, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We were in compliance with such covenants as of March 31, 2015.

We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by such restrictive covenants. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject it to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot guarantee that we will be granted waivers or amendments to the indenture governing the 2018 Notes, the ABL Facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity.
Sale of TFI
In February 2015, Nuverra entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire TFI for $85 million in an all-cash transaction, subject to working capital adjustments. On April 11, 2015, Nuverra and Safety-Kleen completed the TFI disposition as contemplated by the previously disclosed purchase agreement. Pursuant to the purchase agreement, $4.25 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement. Any remaining balance in the escrow account will be released to us eighteen (18) months following the closing date. Pursuant to the purchase agreement, the purchase price paid at closing was adjusted based upon an estimated working capital adjustment, which is subject to post-closing reconciliation, to reflect TFI’s actual working capital (calculated in accordance with the purchase agreement) on the closing date. After giving effect to the indemnity escrow, the estimated working capital adjustment and the payment of transaction fees and other expenses, the amount of net cash proceeds used to reduce the outstanding balance under the ABL Facility on the closing date was approximately $74.6 million. The post-closing working capital reconciliation may result in an increase or decrease in our final net cash proceeds.
ABL Facility Amendment
In connection with the closing of the TFI disposition, we entered into a Second Amendment, Consent and Release to Amended and Restated Credit Agreement (the “ABL Facility Amendment”), dated April 13, 2015, by and among the Company, Wells

Fargo Bank, National Association, as agent, and the lenders named therein, which amends our ABL Facility. The ABL Facility Amendment reduced the maximum revolver availability from $245.0 million to $195.0 million and removed the accordion feature. Pricing of the ABL Facility remained the same other than corresponding changes reflecting the reduction of maximum revolver availability. The ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula. We did not incur any amendment fees associated with the ABL Facility Amendment. We expect to write-off unamortized deferred financing costs associated with our ABL Facility of approximately $1.1 million in the three months ending June 30, 2015.
Liquidity Update
As of April 17, 2015, following the closing of the sale of TFI, total liquidity was $77.3 million, comprised of $55.4 million of net availability under the revolving credit facility and $21.9 million cash on hand.
Off Balance Sheet Arrangements
As of March 31, 2015, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Loss from continuing operations	$(11,995)	$(11,914)
Depreciation of property, plant and equipment	16,771	16,607
Amortization of intangible assets	711	4,304
Interest expense, net	12,588	12,050
Income tax benefit	(24)	(8,804)
EBITDA	$18,051	$12,243
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the three months ended March 31, 2015 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2014 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
See “Legal Matters” in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors as previously disclosed in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1
Stock Purchase Agreement dated as of February 3, 2015 by and among Nuverra Environmental Solutions, Inc., Heckmann Environmental Services, Inc., Thermo Fluids Inc. and Safety-Kleen, Inc., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 4, 2015).

2.2*	Amendment No.1 to Stock Purchase Agreement dated as of March 25, 2015 between Nuverra Environmental Solutions, Inc. and Safety-Kleen, Inc.,

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer

/s/ Gregory J. Heinlein
Name:	Gregory J. Heinlein
Title:	Executive Vice President and Chief Financial Officer