Form 10-K/A
period 2014-12-31
Nuverra Environmental Solutions, Inc.
filed 2015-05-14
CIK 1403853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Nuverra Environmental Solutions, Inc. for the period ended December 31, 2014 (the “Form 10-K”), and is being filed solely to update Exhibit 10.7 in connection with our request for confidential treatment. No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statements.

All financial statement schedules have been omitted because they are not applicable.

(3) Exhibits.

The Exhibit Index and required Exhibits immediately following the Signatures to this Amendment are filed as part of, or hereby incorporated by reference into, this Amendment, as required by Item 601 of Regulation S-K.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on May 14, 2015.

Nuverra Environmental Solutions, Inc.

By:	/s/ MARK D. JOHNSRUD
Name:	Mark D. Johnsrud
Title:	Chief Executive Officer, President and Chairman

2

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of November 8, 2010, among Heckmann Corporation, Complete Vacuum and Rental, Inc., Steven W. Kent, II, and Jana S. Kent (incorporated herein by reference to Exhibit 2.10 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2010).

2.2	Share Purchase Agreement, dated as of September 30, 2011, among Pacific Water & Drinks (HK) Group Limited (f/k/a Sino Bloom Investments Limited), China Water & Drinks (BVI) Inc., and China Water Drinks (H.K.) Holdings Limited (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

2.3	Stock Purchase Agreement, dated as of March 7, 2012, among TFI Holdings, Inc., Green Fuel Services, LLC, Heckmann Hydrocarbons Holdings Corporation and Heckmann Corporation (incorporated herein by reference to Exhibit 2.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on March 13, 2012).

2.4	Agreement and Plan of Merger, dated as of September 3, 2012, among Rough Rider Acquisition, LLC, Heckmann Corporation, Badlands Energy, LLC and Mark D. Johnsrud (incorporated herein by reference to Exhibit 2.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 4, 2012).

2.4 A	Voting Agreement among Heckmann Corporation, Rough Rider Acquisition, LLC and the principal stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 4, 2012).

2.4 B	Side Letter, dated November 29, 2012, among Heckmann Corporation, Rough Rider Acquisition, LLC, Badlands Power Fuels, LLC and Mark D. Johnsrud (incorporated herein by reference to Exhibit 2.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

2.5	Stock Purchase Agreement by and among Nuverra Environmental Solutions, Inc., Heckmann Environmental Services, Inc., Thermo Fluids Inc., and Safety-Kleen, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on September 4, 2007).

3.1 A	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 5, 2008).

3.1 B	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1B to Heckmann Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011).

3.1 C	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1C to the Company’s Registration Statement on Form S-4 filed with the SEC on May 23, 2013).

3.1 D	Fourth Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed with the SEC on December 3, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on October 26, 2007).

4.1	Specimen Common Stock Certificate.

4.2	Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.2 A	First Supplemental Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.2 B	Second Supplemental Indenture, dated as of September 19, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1B to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 9, 2012).

4.2 C	Third Supplemental Indenture, dated as of November 30, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2C to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

4.3	Registration Rights Agreement, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors named therein, Jefferies & Company, Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as Representatives of the various Initial Purchasers named therein, including Joinder Agreement, dated as of April 10, 2012 (incorporated herein by reference to Exhibit 4.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.4	Registration Rights Agreement, dated as of November 5, 2012, among Heckmann Corporation, the Guarantors named therein, and Jefferies & Company, Inc., Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as Representatives of the various Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.3 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 7, 2012).

4.4 A	Joinder Agreement to the Registration Rights Agreement, dated November 30, 2012, among Badlands Power Fuels, LLC (Delaware), Badlands Power Fuels, LLC (North Dakota), Landtech Enterprises, L.L.C. and Badlands Leasing, LLC (incorporated herein by reference to Exhibit 4.3A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

4.5	Nuverra 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2013).

10.1	Amended and Restated Credit Agreement, dated February 3, 2014, by and among the Company, as borrower; Wells Fargo Bank, National Association, a national banking association, as administrative agent; Wells Fargo, Bank of America, N.A., a national banking association, and RBS Citizens, N.A., a national banking association, as joint lead arrangers; Wells Fargo, Bank of America and RBS Citizens, as joint book runners; Bank of America and RBS Citizens, as co-syndication agents; and Wells Fargo, Bank of America and Citizens Bank of Pennsylvania, as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

10.1 A	Joinder and First Amendment to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as agent for the Lenders, the Lenders party thereto, Nuverra Environmental Solutions, Inc., a Delaware corporation, Capital One Business Credit Corporation and CIT Finance LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC March 24, 2014).

10.1 B	Amended and Restated Guaranty and Security Agreement, dated February 3, 2014, by and among the Company, Heckmann Environmental Services, Inc., Thermo Fluids Inc., Heckmann Water Resources Corporation, Heckmann Water Resources (CVR), Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels LLC, Badlands Power Fuels, LLC, Landtech Enterprises, LLC, Badlands Leasing, LLC, Ideal Oilfield Disposal, LLC; and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

10.1 C	Intercompany Subordination Agreement, dated February 3, 2014, by and among the Company, Heckmann Environmental Services, Inc., Thermo Fluids Inc., Heckmann Water Resources Corporation, Heckmann Water Resources (CVR), Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels LLC, Badlands Power Fuels, LLC, Landtech Enterprises, LLC, Badlands Leasing, LLC and Ideal Oilfield Disposal, LLC; and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

10.1 D	Patent Security Agreement, dated February 3, 2014, by and between the Company and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

10.2	Novation Agreement dated as of September 30, 2011, between China Water and Drinks, Inc. and China Water & Drinks (BVI), Inc. (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.3 †	Heckmann Corporation 2009 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2012).

10.3 A †	First Amendment of the Heckmann Corporation 2009 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2012).

10.3 B †	Second Amendment to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC May 8, 2014).

10.4 †	Executive Employment Agreement, dated November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.4 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.5	Stockholder’s Agreement, dated as of November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.5 A	First Amendment to Stockholder’s Agreement, dated as of March 10, 2014, between Nuverra Environmental Solutions, Inc. and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC March 10, 2014).

10.6 †	Second Amended and Restated Executive Employment Agreement, dated November 9, 2011, between Heckmann Corporation and Brian R. Anderson (incorporated herein by reference to Exhibit 10.2 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2011).

10.7 *	Gathering and Disposal Services Agreement (Produced and Freshwater) dated November 21, 2014 by and between Nuverra Rocky Mountain Pipeline, LLC and XTO Energy Inc. #

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 21, 2011).

21.1 **	Subsidiaries of Nuverra Environmental Solutions, Inc.

23.1 **	Consent of KPMG LLP

24.1 **	Power of Attorney of Officers and Directors of the Company (set forth on the signature pages of this Form 10-K).

31.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Previously filed with the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, filed on March 16, 2015
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the SEC pursuant to a Confidential Treatment Application filed with the SEC
†	Compensatory plan, contract or arrangement in which directors or executive officers may participate