Form 10-Q
period 2015-06-30
Nuverra Environmental Solutions, Inc.
filed 2015-08-10
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of August 3, 2015 was 28,092,698.

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

•
risks associated with our capital structure, including our ability to access necessary funding under our existing or future credit facilities, which is subject to restrictive covenants and other contractual and borrowing base limitations, and to generate sufficient operating cash flow to meet our debt service obligations;

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$34,634	$13,367
Restricted cash	4,250	114
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $7.6 million at June 30, 2015 and December 31, 2014, respectively	61,302	108,813
Inventories	3,252	4,413
Prepaid expenses and other receivables	8,892	4,147
Deferred income taxes	2,686	3,179
Other current assets	165	173
Current assets held for sale	1,972	20,466
Total current assets	117,153	154,672
Property, plant and equipment, net of accumulated depreciation of $187.2 and $155.8 million at June 30, 2015 and December 31, 2014, respectively	449,829	475,982
Equity investments	3,786	3,814
Intangibles, net	18,375	19,757
Goodwill	104,721	104,721
Other assets	14,328	17,688
Long-term assets held for sale	—	94,938
Total assets	$708,192	$871,572
Liabilities and Equity
Accounts payable	$12,856	$18,859
Accrued liabilities	33,717	43,395
Current portion of contingent consideration	8,783	9,274
Current portion of long-term debt	7,321	4,863
Financing obligation to acquire non-controlling interest	—	11,000
Current liabilities of discontinued operations	—	8,802
Total current liabilities	62,677	96,193
Deferred income taxes	2,956	3,448
Long-term portion of debt	516,183	592,455
Long-term portion of contingent consideration	—	550
Other long-term liabilities	3,812	3,874
Long-term liabilities of discontinued operations	—	22,105
Total liabilities	585,628	718,625
Commitments and contingencies
Common stock	30	29
Additional paid-in capital	1,369,098	1,365,537
Treasury stock	(19,786)	(19,651)
Accumulated deficit	(1,226,778)	(1,192,968)
Total equity of Nuverra Environmental Solutions, Inc.	122,564	152,947
Total liabilities and equity	$708,192	$871,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Non-rental revenue	$85,530	$107,299	$192,540	$217,143
Rental revenue	6,897	19,563	18,999	37,733
Total revenue	92,427	126,862	211,539	254,876
Costs and expenses:
Direct operating expenses	71,574	94,955	159,573	190,334
General and administrative expenses	9,697	22,457	22,397	39,252
Depreciation and amortization	18,296	21,370	35,778	42,281
Other, net	429	—	1,112	—
Total costs and expenses	99,996	138,782	218,860	271,867
Operating loss	(7,569)	(11,920)	(7,321)	(16,991)
Interest expense, net	(12,452)	(12,969)	(25,040)	(25,019)
Other income, net	400	472	721	52
Loss on extinguishment of debt	(1,011)	—	(1,011)	(3,177)
Loss from continuing operations before income taxes	(20,632)	(24,417)	(32,651)	(45,135)
Income tax (expense) benefit	(15)	(305)	9	8,499
Loss from continuing operations	(20,647)	(24,722)	(32,642)	(36,636)
(Loss) income from discontinued operations, net of income taxes	(2,089)	1,453	(1,168)	1,912
Net loss attributable to common stockholders	$(22,736)	$(23,269)	$(33,810)	$(34,724)

Net loss per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(0.75)	$(0.97)	$(1.18)	$(1.45)
Basic and diluted (loss) income from discontinued operations	(0.08)	0.06	(0.04)	0.08
Net loss per basic and diluted common share	$(0.83)	$(0.91)	$(1.22)	$(1.37)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	27,679	25,524	27,546	25,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(33,810)	$(34,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of income taxes	(906)	(1,912)
Loss on the sale of TFI	2,074	—
Depreciation and amortization of intangible assets	35,778	42,281
Amortization of deferred financing costs and debt discounts, net	2,438	1,718
Stock-based compensation	1,516	1,408
Gain on disposal of property, plant and equipment	(1,312)	(2,248)
Bad debt expense	(208)	1,014
Loss on extinguishment of debt	1,011	3,177
Deferred income taxes	1	(6,965)
Other, net	316	1,147
Changes in operating assets and liabilities:
Accounts receivable	47,719	(10,857)
Prepaid expenses and other receivables	(5,273)	6,024
Accounts payable and accrued liabilities	(8,113)	(3,429)
Other assets and liabilities, net	1,105	(515)
Net cash provided by (used in) operating activities from continuing operations	42,336	(3,881)
Net cash (used in) provided by operating activities from discontinued operations	(708)	2,880
Net cash provided by (used in) operating activities	41,628	(1,001)
Cash flows from investing activities:
Proceeds from the sale of TFI	78,897	—
Proceeds from the sale of property, plant and equipment	3,448	3,810
Purchases of property, plant and equipment	(10,807)	(23,943)
Increase in restricted cash	(4,250)	—
Net cash provided by (used in) investing activities from continuing operations	67,288	(20,133)
Net cash used in investing activities from discontinued operations	(181)	(2,262)
Net cash provided by (used) in investing activities	67,107	(22,395)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	50,725
Payments on revolving credit facility	(81,647)	(27,700)
Payments for deferred financing costs	—	(734)
Payments on vehicle financing and other financing activities	(7,765)	(3,713)
Net cash (used in) provided by financing activities from continuing operations	(89,412)	18,578
Net cash used in financing activities from discontinued operations	(105)	—
Net cash (used in) provided by financing activities	(89,517)	18,578
Net increase (decrease) in cash and cash equivalents	19,218	(4,818)
Cash and cash equivalents - beginning of period	15,416	9,212
Cash and cash equivalents - end of period	34,634	4,394
Less: cash and cash equivalents of discontinued operations - end of period	—	1,047
Cash and cash equivalents of continuing operations - end of period	$34,634	$3,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,787	$19,869
Cash paid for taxes, net	209	273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.
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
Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated statements of operations and cash flows and notes thereto in order to conform to the current year’s presentation including:

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

•
A portion of certain non-medical insurance costs previously presented as a component of “General and administrative expenses” in the condensed consolidated statement of operations have been re-allocated and are now included in the line item “Direct operating expenses” as the Company believes these costs are directly related to the operations of the Company. Such costs were approximately $2.2 million and $4.0 million for the three and six months ended June 30, 2014.

(2) Significant Accounting Policies
There have been no material changes or developments in the Company’s significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies that are “Critical Accounting Policies and Estimates” as disclosed in the Company’s 2014 Annual Report on Form 10-K.
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in this update will be added to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. The standard changes the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendment adds a requirement to the threshold for items held for sale or disposed of that the discontinuation of the component of the entity must also have a strategic shift with a major effect on operations and financial results. Additionally, an asset held for sale on acquisition will have to meet all of the held for sale criteria on the acquisition date. The amendment removed the prohibition of significant ongoing involvement in the operations of the component of the entity. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2014, which for the Company is the reporting period beginning January 1, 2015. The amendment does not apply to components classified as held for sale before the effective date and does not change the presentation of components previously classified as discontinued operations. As described in Note 14, during the fourth quarter of 2013, our board of directors approved and committed to a plan to divest Thermo Fluids Inc. ("TFI"), which comprised our previously reported industrial solutions business segment. As a result, we considered TFI to be held for sale (through its sale in April 2015) and its assets and liabilities, results of operations and cash flows are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014. The Company has assessed the impact of ASU No. 2014-08 and determined all criterion to be initially classified as held for sale have been qualitatively, quantitatively, and on the whole, substantially met with respect to the TFI sale.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications. The amendments in this update may be applied retrospectively or modified retrospectively effective for reporting periods beginning after December 15, 2016, which for the Company is the reporting period starting January 1, 2017. The Company is reviewing the guidance in ASU 2014-09 and has not concluded the impact, if any, on its condensed consolidated financial statements and has not determined its method of adoption. However, based upon the Company's preliminary assessment of ASU No. 2014-09, the Company does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in this update will be added to the ASC as Topic 718, Compensation - Stock Compensation, and will require a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A performance condition is not considered in determining the award’s grant date fair value. Instead, it is considered when a company estimates the number of awards that will vest. Compensation cost is recognized when it is probable that the performance condition will be met. As such, the entity must reassess whether that is the case each reporting period and reverse any previously recognized compensation cost if it is no longer probable that the performance condition will be met. The amendment in this update may be applied prospectively for share-based payment awards granted or modified on or after the reporting period starting January 1, 2017, or retrospectively, using a modified retrospective approach. The Company is reviewing the guidance in ASU 2014-12 and does not believe the adoption of ASU 2014-12 will have a material impact on the Company’s condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company is reviewing the guidance in ASU 2014-15 and evaluating the impact ASU 2014-15 may have on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest - Imputation of Interest.  The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities will be required to present debt issuance costs as a direct deduction from the face amount of the related note, rather than as a deferred charge.  Upon adoption, the amended guidance will affect the Company's classification of debt issuance costs, which are currently classified in "Other assets" in the condensed consolidated balance sheets.  The reclassification of debt issuance costs will effectively decrease "Other assets" and correspondingly decrease the respective long-term debt balances.  The amendments in this ASU require retrospective application, with related disclosures for a change in accounting principle.  Upon adoption, the Company will comply with these disclosure requirements by providing the nature and reason for the change, the transition method, a description of the adjusted prior period information and the effect of the change on the financial statement line items. For public business entities, the amendments in this ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years.  Early adoption is permitted; however, the Company expects to adopt this guidance at the beginning of 2016. The Company's total debt issuance costs as of June 30, 2015 were $14.0 million.
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
Pursuant to ASC Topic 260-10-45-18, an entity that reports a discontinued operation in a period shall use income (loss) from continuing operations, adjusted for preferred dividends, as the control number in determining whether potential common equivalent shares are dilutive or antidilutive. That is, the same number of potential common equivalent shares used in computing the diluted per-share amount for income (loss) from continuing operations shall be used in computing all other reported diluted per-share amounts even if those amounts would be antidilutive to their respective basic per-share amounts. For the three and six months ended June 30, 2015 and 2014, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted EPS from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the three and six month periods ended June 30, 2015 and 2014, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods based on the guidance referenced above.
The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	(20,647)	(24,722)	(32,642)	(36,636)
(Loss) income from discontinued operations	(2,089)	1,453	(1,168)	1,912
Net loss attributable to common stockholders	$(22,736)	$(23,269)	$(33,810)	$(34,724)

Denominator:
Weighted average shares—basic	27,679	25,524	27,546	25,273
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	27,679	25,524	27,546	25,273

Basic and diluted loss per common share from continuing operations	$(0.75)	$(0.97)	$(1.18)	$(1.45)
Basic and diluted (loss) income per common share from discontinued operations	(0.08)	0.06	(0.04)	0.08
Net loss per basic and diluted common share	$(0.83)	$(0.91)	$(1.22)	$(1.37)

Antidilutive stock-based awards excluded	799	222	799	237
(4) Goodwill and Intangible Assets
Previous Impairments
The Company has recorded significant impairment charges in the past, most recently during the three months ended December 31, 2014. The Company believes the assumptions used in its previous impairment analyses were appropriate and resulted in reasonable estimates of fair values. In evaluating the reasonableness of the Company’s fair value estimates, the Company considers (among other factors) the relationship between its book value, the market price of its common stock and the fair value of its reporting units. At June 30, 2015 and August 3, 2015, the closing market prices of the Company’s common stock were $6.27 and $2.55 per share, respectively, compared to its book value per share of $4.36 as of June 30, 2015. The Company’s book value per share was less than its market price per share at June 30, 2015.  If the Company’s book value per share becomes greater than its market price per share for a sustained period in the future and there is continued downward pricing in services driven by oil and gas market forces, it would likely indicate the occurrence of events or changes that would cause the Company to perform additional impairment analyses which could result in revisions to its fair value estimates. While the Company believes that its estimates of fair value are reasonable, the Company will continue to monitor and evaluate this relationship.  Additionally, should actual results differ materially from the Company's projections, additional impairment would likely result.

Intangible Assets
Intangible assets consist of the following:

	June 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$11,731	$(5,954)	$5,777	6.2	$11,694	$(5,133)	$6,561	6.6
Disposal permits	1,269	(370)	899	5.7	1,269	(288)	981	6.2
Customer contracts	17,352	(5,653)	11,699	11.5	17,352	(5,137)	12,215	12.0
	$30,352	$(11,977)	$18,375	9.5	$30,315	$(10,558)	$19,757	9.9
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value used significant unobservable inputs (Level 3) and were as follows:

Fair Value
June 30, 2015
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	8,783
Financing obligation to acquire non-controlling interest	—
December 31, 2014
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	9,824
Financing obligation to acquire non-controlling interest	11,000
Contingent Consideration
The Company and its subsidiaries are liable for certain contingent consideration payments in connection with the performance of various acquisitions. The fair values of the contingent consideration obligations were determined using a probability-weighted income approach at the acquisition date and are revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the performance measurements upon which the obligations are based. Contingent consideration is reported as "Current portion of contingent consideration" and "Long-term portion of contingent consideration" in the Company’s condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as "Other income, net" in the Company’s condensed consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the six months ended June 30, 2015 and the year ended December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Balance at beginning of period	$9,824	$15,457
Accretion	—	476
Cash payments	(909)	(1,014)
Issuances of stock	—	(3,789)
Changes in fair value of contingent consideration, net	(132)	(1,306)
Balance at end of period	8,783	9,824
Less: current portion	(8,783)	(9,274)
Long-term portion of contingent consideration	$—	$550
Financing Obligation to Acquire Non-Controlling Interest
The fair value of the financing obligation to acquire non-controlling interest represents the present value of the Company’s right to acquire the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the non-controlling interest holder at a fixed price of $11.0 million payable in shares of the Company’s common stock. The non-controlling interest holder had a put option to sell the remaining 49% to the Company under the same terms beginning in January 2015. In January 2015, the non-controlling interest holder provided notice to the Company of exercise of such put option. In June 2015, the Company purchased the remaining interest in AWS with a $4.0 million cash payment, included as a component of "Payments on vehicle financing and other financing activities" in the Company's condensed consolidated statements of cash flows, and $7.4 million note payable due in equal quarterly installments through April 2019.
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

(6) Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Accrued payroll and employee benefits	$6,382	$12,566
Accrued insurance	6,138	6,830
Accrued legal and environmental costs	816	1,421
Accrued taxes	2,366	1,477
Accrued interest	8,450	8,570
Amounts payable to related party (Note 12)	—	114
Accrued operating costs	5,902	5,685
Accrued other	3,663	6,732
Total accrued liabilities	$33,717	$43,395
(7) Debt
Debt consists of the following at June 30, 2015 and December 31, 2014:

			June 30, 2015			December 31, 2014
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Fair Value of Debt (f)	Carrying Value of Debt	Carrying Value of Debt
ABL Facility (a)	2.43%	Jan. 2018	3,643	101,832	101,832	183,065
2018 Notes (b)	9.875%	Apr. 2018	10,330	300,000	400,000	400,000
Vehicle financings (c)	3.30%	Various	—	14,839	14,839	14,872
Note payable (d)	4.25%	Apr. 2019	—	7,371	7,371	—
Total debt			$13,973	$424,042	524,042	597,937
Original issue discount (e)					(760)	(874)
Original issue premium (e)					222	255
Total debt, net					523,504	597,318
Less: current portion					(7,321)	(4,863)
Long-term portion of debt					$516,183	$592,455
_____________________

(a)	The interest rate presented represents the interest rate on the $195.0 million ABL Facility at June 30, 2015.

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

(c)
Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.30% and which mature in varying installments between 2015 and 2017. Installment notes payable and capital lease obligations were less than $0.1 million and $14.8 million, respectively, at June 30, 2015 and were $0.3 million and $14.6 million, respectively, at December 31, 2014.

(d)
During the three months ended June 30, 2015, the Company settled its $11.0 million financing obligation to acquire the remaining 49% interest in AWS from the non-controlling interest holder with a $4.0 million cash payment and a $7.4 million note payable due in equal quarterly installments through April 2019.

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

(f)
The estimated fair value of the Company’s 2018 Notes is based on quoted market prices as of June 30, 2015. The Company’s ABL Facility and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

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
ABL Facility Amendment
In connection with the closing of the TFI disposition, the Company entered into a Second Amendment, Consent and Release to Amended and Restated Credit Agreement (the “ABL Facility Amendment”), dated April 13, 2015, by and among the Company, Wells Fargo Bank, National Association, as agent, and the lenders named therein, which amends the ABL Facility. The ABL Facility Amendment reduced the maximum revolver availability from $245.0 million to $195.0 million and removed the accordion feature. Pricing of the ABL Facility remained the same other than corresponding changes reflecting the reduction of maximum revolver availability. The ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula. The Company did not incur any amendment fees associated with the ABL Facility Amendment. The Company wrote-off the unamortized deferred financing costs associated with its ABL Facility of approximately $1.0 million in the three months ending June 30, 2015.
Financial Covenants and Borrowing Limitations
The ABL Facility, as amended, requires, and any future credit facilities will likely require, the Company to comply with specified financial ratios that may limit the amount the Company can borrow under its ABL Facility. A breach of any of the covenants under the indenture governing the 2018 Notes (the “Indenture”) or the ABL Facility, as applicable, could result in a default. The Company's ability to satisfy those covenants depends principally upon its ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements the Company enters into in the future may further limit its ability to enter into certain types of transactions.
The ABL Facility contains certain financial covenants that require the Company to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the ABL Facility), and is limited to 3.0 to 1.0. The Company's $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting the Company's availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, the Company would be in violation of either such covenant. As of June 30, 2015, the Company remained in compliance with its debt covenants and availability was $53.6 million; however, the Company's ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, the Company's net availability was reduced by 12.5% of the maximum revolver amount, or $24.4 million, resulting in approximately $29.2 million of net availability as of June 30, 2015.
The maximum amount the Company can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact its future access to capital required to operate its business. In addition to the financial covenants described above, the ABL Facility contains certain customary limitations on the Company's ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of its accounts receivable or equipment decreases for any reason, or if some portion of its accounts receivable or equipment is deemed ineligible under the terms of its ABL Facility, the amount the Company can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on the Company's liquidity and financial condition. In addition, the administrative agent for the Company's ABL Facility has the periodic right to perform an appraisal of the assets comprising the Company's borrowing base. If an appraisal results in a reduction of the borrowing base, then a portion of the outstanding indebtedness under the ABL Facility could become immediately due and payable. Any such repayment obligation could have a material adverse impact on the Company's liquidity and financial condition.
The Indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under the ABL Facility, which would limit its ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if the Company's fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio (as defined in the Indenture) is below 2.0 to 1.0, the Indenture prohibits the Company's incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indenture. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not a maintenance covenant. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period.

The ABL Facility and Indenture covenants described above are subject to important exceptions and qualifications. The Company's ability to comply with these covenants will likely be affected by some events beyond its control, and the Company cannot guarantee that it will satisfy those requirements. A breach of any of these provisions could result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities the Company may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If the Company was unable to repay the accelerated amounts, its secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and Indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, the Company cannot guarantee that its assets would be sufficient to repay in full the money owed to the lenders or to its other debt holders. The Company was in compliance with its debt covenants as of June 30, 2015.
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
(8) Restructuring and Exit Costs
In March 2015, the Company initiated a plan to restructure its business in certain shale basins and reduce costs, including an exit from the Mississippian ("MidCon") shale area and the Tuscaloosa Marine Shale logistics business. Additionally, the Company closed certain yards within the Northeast and Southern divisions and transferred the related assets to its other operating locations, primarily in the Eagle Ford shale basin. Based on costs incurred in connection with the initial phases of the restructuring plan, the Company currently estimates the total costs of the plan to be approximately $1.2 million, of which the Company recorded $0.4 million and $1.1 million during the three and six months ended June 30, 2015. Additional costs are expected to be recorded in the third quarter of 2015 as they are incurred. The charges are characterized as "Other, net" in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2015. Such costs consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Severance and termination benefits	$424	$664
Contract termination costs and exit costs	5	448
Total restructuring and exit costs	$429	$1,112
Approximately $0.6 million, $0.1 million and $0.4 million of the total charge was recorded in the Southern, Northeast and Corporate operating segments, respectively. The liability totaled approximately $0.6 million as of June 30, 2015 and is included as "Accrued liabilities" in the condensed consolidated balance sheets. A rollforward of the restructuring and exit cost accruals through June 30, 2015 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Restructuring and exit costs accrued at December 31, 2014	$—	$—	$—	$—
Restructuring and exit-related costs	668	292	152	1,112
Cash payments	(302)	(82)	(120)	(504)
Restructuring and exit costs accrued at June 30, 2015	$366	$210	$32	$608
_____________________

(a)	Employee termination costs consist primarily of severance and related costs.

(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.

(c)	Other exit costs include costs related to the movement of vehicles and rental fleet in connection with the exit from certain shale areas.
(9) Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current income tax (expense) benefit	$(15)	$1,534	$10	$1,534
Deferred income tax (expense) benefit	—	(1,839)	(1)	6,965
Total income tax (expense) benefit	$(15)	$(305)	$9	$8,499
The effective income tax (expense) benefit rate for the three and six months ended June 30, 2015 was less than 0.1% which differs from the federal statutory benefit rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses. The effective income tax (expense) benefit rate for the three and six months ended June 30, 2014 was (1.2%) and 18.8% which differs from the federal statutory rate of 35.0% primarily due to an increase in the valuation allowance on deferred tax assets, which decreased the effective rate by 30.8% and 16.7%, respectively, and the tax impacts of state taxes, nondeductible expenses and income attributable to the minority shareholder of AWS.
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
Stock Options
The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. During the six months ended June 30, 2015 and 2014 the Company granted 0.7 million and less than 0.1 million options pursuant to the 2009 Plan, respectively. Stock-based compensation cost is included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations and totaled approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively. Stock-based compensation cost totaled approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2014, respectively.
Restricted Stock
The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock, based on the market value of the Company’s common shares at the date of grant. During the six months ended June 30, 2015 and 2014, the Company did not grant any shares of restricted stock awards. During the six months ended June 30, 2015, the Company did not release any shares of restricted stock awards. During the six months ended June 30, 2014 the Company released less than 0.1 million shares of stock to certain employees upon the lapse of restrictions. Stock-based compensation expense for grants of restricted stock was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. Stock-based compensation cost totaled approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2014, respectively.
Restricted Stock Units
The Company measures the cost of employee and board of director services received in exchange for awards of restricted stock units, based on the market value of the Company’s common shares at the date of grant. During the six months ended June 30, 2015 the Company granted 0.2 million restricted stock units. Stock-based compensation expense for grants of restricted stock units was $0.5 million and $1.1 million for the three and six months ended June 30, 2015, respectively, which is included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2014 the Company granted 0.3 million shares of restricted stock units and stock-based compensation expense for such grants was $0.5 million and $0.6 million for the three and six months ended June 30, 2014, respectively.
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
Management believes the Company is in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which the Company operates. The Company believes that there are no unrecorded liabilities as of the periods reported herein in connection with the Company’s compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 included accruals totaling $0.5 million and $0.7 million, respectively, for various environmental matters, including the estimated costs to comply with a Louisiana Department of Environmental Quality requirement that the Company perform testing and monitoring at certain locations to confirm that prior pipeline spills were remediated in accordance with applicable requirements.
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
Shareholder Litigation
2010 Class Action
On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers of the Company in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT). On March 4, 2014, the Company reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs, which resolved all claims asserted against the Company and the individual defendants in this case. Under the terms of the Stipulation of Settlement, which was subject to approval by the court, the Company agreed to a cash payment of $13.5 million, a portion of which came come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of its common stock. The Company agreed to provide a floor value of $13.5 million on the equity portion of the settlement; however, at the time of final court approval of the Stipulation of Settlement (described below) the equity value of the settlement consideration exceeded this amount and, as a result, the number of shares to be issued as settlement consideration was fixed at 0.8 million. Cash payments of $6.1 million from the Company, and the remaining $7.4 million from insurance proceeds, were deposited into escrow in April 2014. The Stipulation of Settlement was approved by the court on June 26, 2014 and became effective on August 27, 2014. Pursuant to the court’s approval order, one-third of the 0.8 million settlement shares and one-third of the cash settlement consideration were awarded to co-lead plaintiffs’ counsel as attorneys’ fees (in addition to reimbursement of certain court-approved expenses from the cash portion of the settlement escrow). The remaining two-thirds of the 0.8 million settlement shares were deposited into escrow on August 22, 2014. On May 13, 2015 the court issued an order directing the distribution of the net settlement proceeds.
2013 Class Action
In September 2013, two separate but substantially-similar putative class action lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that the Company and the individual defendants made certain material misstatements and/or omissions relating to the Company’s operations and financial condition which caused the price of its shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated and a consolidated complaint was filed. Defendants filed a motion to dismiss these claims in May 2014, and such motion was granted by the Court on November 17, 2014, whereby the forgoing class action was dismissed without prejudice. Plaintiffs were permitted by the Court to file a motion to amend the complaint and did so on December 8, 2014. Defendants filed their opposition to plaintiffs' motion to amend the complaint on December 22, 2014. On March 12, 2015, the Court issued an order denying plaintiffs' motion to amend the complaint as to certain claims, but granting plaintiffs' motion as to other claims. Plantiffs filed an amended complaint on March 19, 2015, and on March 23, 2015 the Company filed a motion to dismiss the amended complaint for failure to comply with the court’s March 12, 2015 order. Both parties filed subsequent pleadings. On June 24, 2015, the Court granted the Company's motion to dismiss plaintiffs' amended consolidated class action complaint and dismissed the case with prejudice. On July 24, 2015, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. The Company believes these claims are without merit and the Company will continue to vigorously defend itself and the individual defendants in this action.
2013 Derivative Cases
In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced in Federal court against the Company and certain of its current and former officers and directors alleging that members of the Company’s board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. On September 15, 2014, the Court dismissed the consolidated cases following its dismissal of the consolidated complaint and plaintiffs' failure to amend. Also in October 2013, two identical shareholder derivative lawsuits were commenced in Arizona state court against the Company and certain of the Company’s current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and defendants filed a motion to dismiss these claims in June 2014. On July 22, 2014, the parties filed a joint stipulation to dismiss these cases with prejudice, which was granted by the Court on August 1, 2014, and no settlement payment was made. In the first quarter of 2015, the Company received a written demand from one of the plaintiffs in the derivative lawsuits requesting that the board of directors commence an independent investigation of certain matters and take appropriate action to recover for the Company any damages to which it may be entitled as a result of alleged breaches of fiduciary duties by certain of its current and former officers and directors. Such investigation has been commenced voluntarily by the Company and is ongoing.
AWS Arbitration Demand
On April 28, 2015, the holder of the non-controlling interest in AWS issued to the Company a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by the Company of certain of its obligations under the operating agreement. The Company and the non-controlling interest holder entered into a settlement of this matter in June 2015 whereby the Company purchased the remaining interest in AWS for $4.0 million in cash and a $7.4 million note payable due in equal quarterly installments through April 2019.
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

Financial information for the Company’s reportable segments related to continuing operations is presented below, including the Company's historical summary financial information for the three and six months ended June 30, 2014, which has been recast to conform to the new segment presentation.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended June 30, 2015
Revenue	$47,601	$27,411	$17,415	$—	$92,427
Direct operating expenses	36,107	21,996	13,471	—	71,574
General and administrative expenses	1,322	1,021	1,219	6,135	9,697
Depreciation and amortization	8,801	4,060	5,195	240	18,296
Operating income (loss)	1,371	295	(2,468)	(6,767)	(7,569)
Income (loss) from continuing operations before income taxes	1,805	(200)	(2,628)	(19,609)	(20,632)
Six months ended June 30, 2015
Revenue	117,011	54,724	39,804	—	211,539
Direct operating expenses	84,532	43,492	31,549	—	159,573
General and administrative expenses	3,378	2,925	3,297	12,797	22,397
Depreciation and amortization	17,538	7,987	9,843	410	35,778
Operating income (loss)	11,563	197	(5,482)	(13,599)	(7,321)
Income (loss) from continuing operations before income taxes	11,902	(187)	(5,563)	(38,803)	(32,651)
As of June 30, 2015
Total assets excluding those applicable to discontinued operations (a)	393,969	91,430	152,491	68,330	706,220
Total assets held for sale	1,120	—	852	—	1,972
Three months ended June 30, 2014
Revenue	77,479	22,484	26,899	—	126,862
Direct operating expenses	53,252	18,433	23,270	—	94,955
General and administrative expenses	1,504	4,360	6,018	10,575	22,457
Depreciation and amortization	12,765	3,955	4,486	164	21,370
Operating income (loss)	9,958	(4,264)	(6,875)	(10,739)	(11,920)
Income (loss) from continuing operations before income taxes	9,904	(2,656)	(8,739)	(22,926)	(24,417)
Six months ended June 30, 2014
Revenue	159,385	41,659	53,832	—	254,876
Direct operating expenses	110,599	34,858	44,877	—	190,334
General and administrative expenses	4,599	6,284	9,371	18,998	39,252
Depreciation and amortization	25,434	7,828	8,692	327	42,281
Operating income (loss)	18,753	(7,311)	(9,109)	(19,324)	(16,991)
Income (loss) from continuing operations before income taxes	18,587	(5,890)	(11,408)	(46,424)	(45,135)
As of December 31, 2014
Total assets excluding those applicable to discontinued operations (a)	442,784	102,593	168,191	42,600	756,168
Total assets held for sale	—	—	—	115,404	115,404
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.

(14) Assets Held for Sale and Discontinued Operations
TFI
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
On April 11, 2015, the Company and Safety-Kleen completed the TFI disposition as contemplated by the previously disclosed purchase agreement. Pursuant to the purchase agreement, $4.25 million of the purchase price was deposited into an escrow account to satisfy the Company’s indemnification obligations under the purchase agreement and is captured as "Restricted cash" in our condensed consolidating balance sheet. Any remaining balance in the escrow account will be released to the Company eighteen (18) months following the closing date. Pursuant to the purchase agreement, the purchase price paid at closing was adjusted based upon an estimated working capital adjustment, which is subject to post-closing reconciliation, to reflect TFI’s actual working capital (calculated in accordance with the purchase agreement) on the closing date. After giving effect to the indemnity escrow, the estimated working capital adjustment and the payment of transaction fees and other expenses, the amount of net cash proceeds used to reduce the outstanding balance under the ABL Facility on the closing date was approximately $74.6 million. The Company recorded a loss on the sale of TFI of $2.1 million as a component of "(Loss) income from discontinued operations, net of income taxes" in its consolidated statements of operations for the three and six months ended June 30, 2015. The post-closing working capital reconciliation may result in an increase or decrease in the Company’s final net cash proceeds and the final loss on the sale of TFI.
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
The Company classified TFI as discontinued operations in its condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014. The assets and liabilities related to TFI are presented separately as "Assets held for sale" and "Liabilities of discontinued operations" in the Company’s condensed consolidated balance sheets at December 31, 2014.
The following table provides selected financial information of discontinued operations related to TFI (includes TFI's results through the sale on April 11, 2015):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$1,603	$29,759	$19,100	$57,404
(Loss) income from discontinued operations before income taxes	$(15)	$1,422	$1,171	$3,577
Income tax benefit (expense)	—	31	(265)	(1,665)
(Loss) income from discontinued operations - before sale	$(15)	$1,453	$906	$1,912
Loss on sale of TFI	(2,074)	—	(2,074)	—
(Loss) income from discontinued operations	$(2,089)	$1,453	$(1,168)	$1,912

The carrying value of the assets and liabilities of TFI that are classified as held for sale in the accompanying condensed consolidated balance sheets at December 31, 2014 are as follows:

December 31,
2014
Assets:
Cash and cash equivalents	$2,049
Accounts receivable, net	13,592
Inventories, net	2,011
Prepaid expenses and other receivables	2,545
Other current assets	269
Total current assets held for sale	20,466
Property, plant and equipment, net	28,366
Intangible assets, net	66,572
Total long-term assets held for sale	94,938
Total assets held for sale	$115,404
Liabilities:
Accounts payable	$4,544
Accrued expenses	4,214
Current portion of long-term debt	44
Total current liabilities of discontinued operations	8,802
Long-term portion of debt	61
Long-term liabilities of discontinued operations - deferred income taxes	22,044
Total liabilities of discontinued operations	30,907
Net assets held for sale	$84,497

Other Assets Held for Sale
In June 2015, in connection with the Company's plan to restructure its business in certain shale basins and reduce costs, the Company began the sales process of certain of its tangible long-lived assets totaling approximately $2.0 million. As such, these assets are presented separately as "Current assets held for sale" in the Company’s condensed consolidated balance sheets at June 30, 2015. In July 2015, $2.0 million assets were sold for a net gain of approximately $0.5 million.
(15) Subsidiary Guarantors
The obligations of the Company under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of the Company’s subsidiaries. Pursuant to the terms of the indenture governing the Indenture, the guarantees are full and unconditional, but are subject to release under the following circumstances:

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

The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. In June 2015, the Company purchased the remaining interest in AWS, previously a 51% owned non-guarantor subsidiary, and has recast the tables to reflect AWS as a part of the Guarantor Subsidiaries as of December 31, 2014 and for the three and six months ended June 30, 2014. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$33,527	$1,107	$—	$34,634
Restricted cash	4,250	—	—	4,250
Accounts receivable, net	—	61,302	—	61,302
Deferred income taxes	(314)	3,000	—	2,686
Other current assets	5,856	6,453	—	12,309
Current assets held for sale	—	1,972	—	1,972
Total current assets	43,319	73,834	—	117,153
Property, plant and equipment, net	2,743	447,086	—	449,829
Equity investments	171,071	617	(167,902)	3,786
Intangible assets, net	—	18,375	—	18,375
Goodwill	—	104,721	—	104,721
Other	432,232	54,338	(472,242)	14,328
TOTAL ASSETS	$649,365	$698,971	$(640,144)	$708,192
LIABILITIES AND EQUITY
Accounts payable	$849	$12,007	$—	$12,856
Accrued expenses	13,841	19,876	—	33,717
Current portion of contingent consideration	—	8,783	—	8,783
Current portion of long-term debt	—	7,321	—	7,321
Total current liabilities	14,690	47,987	—	62,677
Deferred income taxes	(33,839)	36,795	—	2,956
Long-term portion of debt	501,294	14,889	—	516,183
Long-term portion of contingent consideration	—	—	—	—
Other long-term liabilities	44,656	431,398	(472,242)	3,812
Long-term liabilities of discontinued operations	—	—	—	—
Total shareholders' equity	122,564	167,902	(167,902)	122,564
TOTAL LIABILITIES AND EQUITY	$649,365	$698,971	$(640,144)	$708,192

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,801	$(434)	$—	$13,367
Restricted cash	—	114	—	114
Accounts receivable, net	—	108,813	—	108,813
Deferred income taxes	173	3,006	—	3,179
Other current assets	738	7,995	—	8,733
Current assets held for sale	—	20,466	—	20,466
Total current assets	14,712	139,960	—	154,672
Property, plant and equipment, net	3,263	472,719	—	475,982
Equity investments	249,426	645	(246,257)	3,814
Intangible assets, net	—	19,757	—	19,757
Goodwill	—	104,721	—	104,721
Other	453,048	11,208	(446,568)	17,688
Long-term assets held for sale	—	94,938	—	94,938
TOTAL ASSETS	$720,449	$843,948	$(692,825)	$871,572
LIABILITIES AND EQUITY
Accounts payable	$1,310	$17,549	$—	$18,859
Accrued expenses	16,404	26,991	—	43,395
Current portion of contingent consideration	—	9,274	—	9,274
Current portion of long-term debt	—	15,863	—	15,863
Current liabilities of discontinued operations	—	8,802	—	8,802
Total current liabilities	17,714	78,479	—	96,193
Deferred income taxes	(33,353)	36,801	—	3,448
Long-term portion of debt	582,446	10,009	—	592,455
Long-term portion of contingent consideration	—	550	—	550
Other long-term liabilities	695	449,747	(446,568)	3,874
Long-term liabilities of discontinued operations	—	22,105	—	22,105
Total shareholders' equity	152,947	246,257	(246,257)	152,947
TOTAL LIABILITIES AND EQUITY	$720,449	$843,948	$(692,825)	$871,572

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$92,427	$—	$92,427
Costs and expenses:
Direct operating expenses	—	71,574	—	71,574
General and administrative expenses	6,135	3,562	—	9,697
Depreciation and amortization	240	18,056	—	18,296
Other, net	392	37	—	429
Total costs and expenses	6,767	93,229	—	99,996
Operating loss	(6,767)	(802)	—	(7,569)
Interest expense, net	(11,831)	(621)	—	(12,452)
Other income, net	—	406	—	406
Loss from equity investments	(1,027)	(6)	1,027	(6)
Loss on extinguishment of debt	(1,011)	—	—	(1,011)
Loss from continuing operations before income taxes	(20,636)	(1,023)	1,027	(20,632)
Income tax (expense) benefit	(26)	11	—	(15)
Loss from continuing operations	(20,662)	(1,012)	1,027	(20,647)
Loss from discontinued operations, net of income taxes	(2,074)	(15)	—	(2,089)
Net loss attributable to common stockholders	$(22,736)	$(1,027)	$1,027	$(22,736)

THREE MONTHS ENDED JUNE 30, 2014

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$126,862	$—	$126,862
Costs and expenses:
Direct operating expenses	—	94,955	—	94,955
General and administrative expenses	10,575	11,882	—	22,457
Depreciation and amortization	164	21,206	—	21,370
Total costs and expenses	10,739	128,043	—	138,782
Operating loss	(10,739)	(1,181)	—	(11,920)
Interest expense, net	(12,187)	(782)	—	(12,969)
Other income, net	—	465	—	465
Income from equity investments	982	7	(982)	7
Loss from continuing operations before income taxes	(21,944)	(1,491)	(982)	(24,417)
Income tax (expense) benefit	(1,325)	1,020	—	(305)
Loss from continuing operations	(23,269)	(471)	(982)	(24,722)
Income from discontinued operations, net of income taxes	—	1,453	—	1,453
Net (loss) income attributable to common stockholders	$(23,269)	$982	$(982)	$(23,269)

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$211,539	$—	$211,539
Costs and expenses:
Direct operating expenses	—	159,573	—	159,573
General and administrative expenses	12,797	9,600	—	22,397
Depreciation and amortization	410	35,368	—	35,778
Other, net	392	720	—	1,112
Total costs and expenses	13,599	205,261	—	218,860
Operating (loss) income	(13,599)	6,278	—	(7,321)
Interest expense, net	(24,193)	(847)	—	(25,040)
Other income, net	—	748	—	748
Income (loss) from equity investments	7,055	(27)	(7,055)	(27)
Loss on extinguishment of debt	(1,011)	—	—	(1,011)
(Loss) income from continuing operations before income taxes	(31,748)	6,152	(7,055)	(32,651)
Income tax benefit (expense)	12	(3)	—	9
(Loss) income from continuing operations	(31,736)	6,149	(7,055)	(32,642)
(Loss) income from discontinued operations, net of income taxes	(2,074)	906	—	(1,168)
Net (loss) income attributable to common stockholders	$(33,810)	$7,055	$(7,055)	$(33,810)

SIX MONTHS ENDED JUNE 30, 2014

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$254,876	$—	$254,876
Costs and expenses:
Direct operating expenses	—	190,334	—	190,334
General and administrative expenses	18,998	20,254	—	39,252
Depreciation and amortization	327	41,954	—	42,281
Total costs and expenses	19,325	252,542	—	271,867
Operating (loss) income	(19,325)	2,334	—	(16,991)
Interest expense, net	(23,923)	(1,096)	—	(25,019)
Other income, net	—	53	—	53
Income (loss) from equity investments	2,758	(1)	(2,758)	(1)
Loss on extinguishment of debt	(3,177)	—		(3,177)
(Loss) income from continuing operations before income taxes	(43,667)	1,290	(2,758)	(45,135)
Income tax benefit (expense)	8,943	(444)	—	8,499
(Loss) income from continuing operations	(34,724)	846	(2,758)	(36,636)
Income from discontinued operations, net of income taxes	—	1,912	—	1,912
Net (loss) income attributable to common stockholders	$(34,724)	$2,758	$(2,758)	$(34,724)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015

	Parent	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities from continuing operations	$26,605	$15,731	$42,336
Net cash used in operating activities from discontinued operations	—	(708)	(708)
Net cash provided by operating activities	26,605	15,023	41,628
Cash flows from investing activities:
Proceeds from TFI sale	78,897	—	78,897
Proceeds from the sale of property and equipment	255	3,193	3,448
Purchase of property, plant and equipment	—	(10,807)	(10,807)
Increase in restricted cash	(4,250)	—	(4,250)
Net cash provided by (used in) investing activities from continuing operations	74,902	(7,614)	67,288
Net cash used in investing activities from discontinued operations	—	(181)	(181)
Net cash provided by (used in) investing activities	74,902	(7,795)	67,107
Cash flows from financing activities:
Payments on revolving credit facility	(81,647)	—	(81,647)
Payments on vehicle financing and other financing activities	(134)	(7,631)	(7,765)
Net cash used in financing activities from continuing operations	(81,781)	(7,631)	(89,412)
Net cash used in financing activities from discontinued operations	—	(105)	(105)
Net cash used in financing activities	(81,781)	(7,736)	(89,517)
Net increase (decrease) in cash	19,726	(508)	19,218
Cash and cash equivalents - beginning of period	13,801	1,615	15,416
Cash and cash equivalents - end of period	33,527	1,107	34,634
Less: cash and cash equivalents of discontinued operations - end of period	—	—	—
Cash and cash equivalents of continuing operations - end of period	$33,527	$1,107	$34,634

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014

	Parent	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(24,791)	$20,910	$(3,881)
Net cash provided by operating activities from discontinued operations	—	2,880	2,880
Net cash (used in) provided by operating activities	(24,791)	23,790	(1,001)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,810	3,810
Purchase of property, plant and equipment	(1,188)	(22,755)	(23,943)
Net cash used in investing activities from continuing operations	(1,188)	(18,945)	(20,133)
Net cash used in investing activities from discontinued operations	—	(2,262)	(2,262)
Net cash used in investing activities	(1,188)	(21,207)	(22,395)
Cash flows from financing activities:			—
Proceeds from revolving credit facility	50,725	—	50,725
Payments on revolving credit facility	(27,700)	—	(27,700)
Payments for deferred financing costs	(734)	—	(734)
Payments on vehicle financing and other financing activities	3,790	(7,503)	(3,713)
Net cash provided by (used in) financing activities from continuing operations	26,081	(7,503)	18,578
Net cash used in financing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities	26,081	(7,503)	18,578
Net increase (decrease) in cash	102	(4,920)	(4,818)
Cash and cash equivalents - beginning of period	3,839	5,373	9,212
Cash and cash equivalents - end of period	3,941	453	4,394
Less: cash and cash equivalents of discontinued operations - end of period	—	(1,047)	(1,047)
Cash and cash equivalents of continuing operations - end of period	$3,941	$(594)	$3,347

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Company Overview
Nuverra Environmental Solutions, Inc. is among the largest companies in the United States dedicated to providing comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas. Nuverra’s strategy is to provide one-stop, total environmental solutions, including delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of oil and natural gas.
To meet its customers’ environmental needs, Nuverra utilizes a broad array of assets to provide comprehensive environmental solutions. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, liquid waste disposal sites and solid waste disposal and recycling sites. We continue to expand our suite of solutions to customers who demand environmental compliance and accountability from their service providers.
As previously discussed in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, during the three months ended September 30, 2014, we completed the organizational realignment of our shale solutions business into three operating divisions, the Northeast, Southern and Rocky Mountain divisions. As previously discussed in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements, the sale of TFI, which comprised our previously reported industrial solutions business segment, was completed in April 2015 and its results of operations and cash flows earned prior to its sale were presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014.
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale areas: includes our operations in the Bakken, Utica, Eagle Ford and Permian Basin Shale areas.

•	Gas shale areas: includes our operations in the Marcellus and Haynesville Shale areas.
Nuverra supports its customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas. Current services, as well as prospective services in which Nuverra has made investments, include (i) fluid logistics via water procurement, delivery, collection, storage, treatment, recycling and disposal, (ii) solid drilling waste collection, treatment, recycling and disposal, (iii) permanent and portable pipeline facilities, water infrastructure services and equipment rental services, and (iv) other ancillary services for E&P companies focused on the extraction of oil and natural gas resources.
Previous Impairments
We have recorded significant impairment charges in the past, most recently during the three months ended December 31, 2014. We believe the assumptions used in our previous impairment analyses were appropriate and resulted in reasonable estimates of fair values. In evaluating the reasonableness of our fair value estimates, we consider (among other factors) the relationship between our book value, the market price of our common stock and the fair value of our reporting units. At June 30, 2015 and August 3, 2015, the closing market prices of our common stock were $6.27 and $2.55 per share, respectively, compared to our book value per share of $4.36 as of June 30, 2015. Our book value per share was less than our market price per share at June 30, 2015. If our book value per share becomes greater than our market price per share for a sustained period in the future and there is continued downward pricing in services driven by oil and gas market forces, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in revisions to our fair value estimates. While we believe that our estimates of fair value are reasonable, we will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P trends in the areas in which we operate, in particular the level of drilling and completion activities (which impacts the volume of environmental waste products we manage) and active wells (which impacts the volume of produced water we manage). In general, drilling activity in the oil and gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have driven reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have, in the past, caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling and completion programs as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. Drilling and completion activities in the oil and "wet" gas basins such as the Eagle Ford, Permian Basin, Utica and Bakken Shale areas experienced a dramatic decline in oil prices that began in the fourth quarter of 2014, which substantially reduced drilling and completion activity in these areas. Accordingly, our customer base has reduced their capital programs and drilling and completion activity levels for 2015. Late in the second quarter of 2015, drilling and completion activities decreased even further, driven primarily by additional rig count reductions in all shale regions that we serve.
Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have built through acquisitions and capital expenditures over the past several years, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica Shale areas, (v) labor costs, which have been generally stable through the periods discussed (vi) developments in governmental regulations, (vii) seasonality and weather events and (viii) our health, safety and environmental performance record.
The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue - from predominantly oil shale areas (a)	$63,811	$92,213	$151,248	$189,358
Revenue - from predominantly gas shale areas (b)	28,616	34,649	60,291	65,518
Total revenue	$92,427	$126,862	$211,539	$254,876
Loss from continuing operations before income taxes	(20,632)	(24,417)	(32,651)	(45,135)
Loss from continuing operations	(20,647)	(24,722)	(32,642)	(36,636)
EBITDA (c, d)	10,116	9,922	28,167	22,165
_________________________

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Utica, Eagle Ford and Permian Basin Shale areas.

(b)	Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus and Haynesville Shale areas.

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
The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions to Form 10-Q and the rules and regulations of the SEC. These statements include all normal recurring adjustments considered necessary by management to present a fair statement of the condensed consolidated balance sheets, results of operations and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2014 Annual Report on Form 10-K.
For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs and also “Risk Factors — Risks Related to Our Company” in Part I, Item 1A of our 2014 Annual Report on Form 10-K.
Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	June 30,		June 30,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
Non-rental revenue	$85,530	$107,299	92.5%	84.6%	$(21,769)	(20.3)%
Rental revenue	6,897	19,563	7.5%	15.4%	(12,666)	(64.7)%
Total revenue	92,427	126,862	100.0%	100.0%	(34,435)	(27.1)%
Costs and expenses:
Direct operating expenses	71,574	94,955	77.4%	74.8%	(23,381)	(24.6)%
General and administrative expenses	9,697	22,457	10.5%	17.7%	(12,760)	(56.8)%
Depreciation and amortization	18,296	21,370	19.8%	16.8%	(3,074)	(14.4)%
Other, net	429	—	0.5%	—%	429	100.0%
Total costs and expenses	99,996	138,782	108.2%	109.4%	(38,786)	(27.9)%
Operating loss	(7,569)	(11,920)	(8.2)%	(9.4)%	4,351	36.5%
Interest expense, net	(12,452)	(12,969)	(13.5)%	(10.2)%	(517)	(4.0)%
Other income, net	400	472	0.4%	0.4%	(72)	(15.3)%
Loss on extinguishment of debt	(1,011)	—	(1.1)%	—%	1,011	100.0%
Loss from continuing operations before income taxes	(20,632)	(24,417)	(22.3)%	(19.2)%	(3,785)	(15.5)%
Income tax expense	(15)	(305)	—%	(0.2)%	(290)	95.1%
Loss from continuing operations	(20,647)	(24,722)	(22.3)%	(19.5)%	(4,075)	(16.5)%
(Loss) income from discontinued operations, net of income taxes	(2,089)	1,453	(2.3)%	1.1%	(3,542)	(243.8)%
Net loss attributable to common stockholders	$(22,736)	$(23,269)	(24.6)%	(18.3)%	$(533)	(2.3)%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets and/or through water midstream assets owned by us to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended June 30, 2015 was $85.5 million, down $21.8 million, or 20.3%, from $107.3 million in the prior year period. In the Rocky Mountain division, lower drilling and completion activities and fluid logistics in the 2015 quarter, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in 2014. These decreases were partly offset in the Northeast division, primarily as a result of increased activities from an expanded customer base as compared to the same period in 2014.
Lower non-rental revenue in the Southern division was driven by our exit from the Mississippian (“MidCon”) shale area, pricing pressures primarily in the Haynesville Shale region and overall reduced drilling and completion activities, which were partially offset by continued increases in water transfer services in the Permian region.
Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended June 30,

2015 was $6.9 million, down $12.7 million, or 64.7%, from $19.6 million in the prior year period. The decrease was the result of lower utilization of the Company’s equipment rental fleet in conjunction with reductions in drilling and completion activities, primarily in the Rocky Mountain and Southern divisions due to lower oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2015 decreased $23.4 million to $71.6 million compared to the prior year period. The decrease in direct operating expenses is primarily attributable to lower compensation expenses, fuel costs as well as repairs and maintenance costs associated with decreased revenues and our 2015 cost-savings initiatives. Direct operating expenses in the three-month periods ended June 30, 2015 and June 30, 2014 included gains on the sale of assets of approximately $0.6 million and $1.0 million, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2015 amounted to $9.7 million, down $12.8 million from $22.5 million in the prior year period. The higher costs incurred for the three months ended June 30, 2014 primarily related to approximately $12.8 million of litigation settlements and expenses.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2015 was $18.3 million, down $3.1 million, or 14.4%, from $21.4 million in the prior year period. The decrease is attributable to the write-off of the intangible asset in the Rocky Mountain division as of December 31, 2014 resulting from the long-lived asset impairment charges totaling $112.4 million recorded in 2014.
Other, net
We recorded charges of approximately $0.4 million in the three months ended June 30, 2015 related to our plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area and the Tuscaloosa Marine Shale logistics business.
Interest Expense, net
Interest expense, net during the three months ended June 30, 2015 was $12.5 million, slightly lower than the $13.0 million in the prior year period primarily due to lower borrowings on the ABL Facility.
Other Income, net
Other income, net was $0.4 million for the three months ended June 30, 2015 compared to $0.5 million in the prior year period.
Loss on Extinguishment of Debt
In connection with the closing of the TFI disposition in April 2015, we amended our ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with the ABL Facility of $1.0 million in the three months ended June 30, 2015.
Income Taxes
Income tax expense was $15.0 thousand in the three months ended June 30, 2015, compared to $0.3 million in the prior year period. As described below, the primary item impacting income taxes for the three-month period ended June 30, 2015 was the valuation allowance against our deferred tax assets.
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

Results of Operations
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Six Months Ended		Percent of Revenue
	June 30,		June 30,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
Non-rental revenue	$192,540	$217,143	91.0%	85.2%	$(24,603)	(11.3)%
Rental revenue	18,999	37,733	9.0%	14.8%	(18,734)	(49.6)%
Total revenue	211,539	254,876	100.0%	100.0%	(43,337)	(17.0)%
Costs and expenses:
Direct operating expenses	159,573	190,334	75.4%	74.7%	(30,761)	(16.2)%
General and administrative expenses	22,397	39,252	10.6%	15.4%	(16,855)	(42.9)%
Depreciation and amortization	35,778	42,281	16.9%	16.6%	(6,503)	(15.4)%
Other, net	1,112	—	0.5%	—%	1,112	100.0%
Total costs and expenses	218,860	271,867	103.5%	106.7%	(53,007)	(19.5)%
Operating loss	(7,321)	(16,991)	(3.5)%	(6.7)%	(9,670)	(56.9)%
Interest expense, net	(25,040)	(25,019)	(11.8)%	(9.8)%	21	0.1%
Other income, net	721	52	0.3%	—%	669	1,286.5%
Loss on extinguishment of debt	(1,011)	(3,177)	(0.5)%	(1.2)%	(2,166)	(68.2)%
Loss from continuing operations before income taxes	(32,651)	(45,135)	(15.4)%	(17.7)%	(12,484)	(27.7)%
Income tax benefit	9	8,499	—%	3.3%	(8,490)	(99.9)%
Loss from continuing operations	(32,642)	(36,636)	(15.4)%	(14.4)%	(3,994)	(10.9)%
(Loss) income from discontinued operations, net of income taxes	(1,168)	1,912	(0.6)%	0.8%	(3,080)	(161.1)%
Net loss attributable to common stockholders	$(33,810)	$(34,724)	(16.0)%	(13.6)%	$(914)	(2.6)%
Non-Rental Revenue
Non-rental revenue for the six months ended June 30, 2015 was $192.5 million, down $24.6 million, or 11.3% from $217.1 million in the same period of 2014. Similar to the three month comparative periods, in the Rocky Mountain division, lower drilling and completion activities and fluid logistics in the 2015 period, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in 2014. These decreases were partly offset in the Northeast division, primarily as a result of increased activities from an expanded customer base as compared to the same period in 2014. Lower non-rental revenue in the Southern division was driven by our exit from the MidCon shale area, pricing pressures primarily in the Haynesville Shale region and overall reduced drilling and completion activities, which were partially offset by continued increases in water transfer services in the Permian region.
Rental Revenue
Rental revenue for the six months ended June 30, 2015 was $19.0 million, down $18.7 million, or 49.6%, from $37.7 million in the prior year period. Similar to the three month comparative periods, the decrease was the result of lower utilization of the Company’s equipment rental fleet in conjunction with the reduction in drilling and completion activities, primarily in the Rocky Mountain and Southern division due to lower oil prices.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2015 were $159.6 million, versus $190.3 million in the prior year period. The decrease in direct operating expenses is attributable to lower revenues, as well as our 2015 cost-savings initiatives. Direct operating expenses in the six-month periods ended June 30, 2015 and June 30, 2014 included gains on the sale of assets of approximately $1.3 million and $2.2 million, respectively.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2015 amounted to $22.4 million, down $16.9 million from $39.3 million in the prior year period. The higher costs incurred for the six months ended June 30, 2014 primarily related to approximately $14.6 million of litigation settlements and expenses.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2015 was $35.8 million, down approximately $6.5 million from $42.3 million in the corresponding period of 2014. The decrease is attributable to the write-off of the intangible asset in the Rocky Mountain division as of December 31, 2014 resulting from the long-lived asset impairment charges totaling $112.4 million recorded in 2014.
Other, net
We recorded a charge totaling approximately $1.1 million in the six months ended June 30, 2015 to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area and the Tuscaloosa Marine Shale logistics business.
Interest Expense, net
Interest expense, net during the six months ended June 30, 2015 remained flat with the prior year period at $25.0 million.
Other Income, net
Other income, net was $0.7 million for the six months ended June 30, 2015 compared to $0.1 million in the prior year period.
Loss on Extinguishment of Debt
In connection with the closing of the TFI disposition in April 2015, we amended our ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with the ABL Facility of $1.0 million during the six months ended June 30, 2015. In February 2014, we entered into the ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with our previous revolving credit facility of approximately $3.2 million during the six months ended June 30, 2014.
Income Taxes
The income tax benefit for the six months ended June 30, 2015 was $9.0 thousand (a zero percent effective rate) compared to $8.5 million (effective rate of 18.8%) in the prior year period. The lower effective tax benefit rate in 2014 is primarily the result of the tax impact of the impairment of goodwill and an increased valuation allowance related to deferred tax assets as described in the previous discussion of Income Taxes for the three-month comparative periods.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital is from borrowings available under our ABL Facility, as well as from cash generated by our operations with additional sources of capital in prior years from additional debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital in 2015 are expected to be from cash generated by our operations and borrowings under our ABL Facility. Additionally, in April 2015, we received $74.6 million in net proceeds from the sale of TFI plus an additional $4.25 million which was deposited into an escrow account to satisfy the Company’s indemnification obligations under the purchase agreement and is captured as "Restricted cash" in our condensed consolidating balance sheet. Other sources of cash may include potential sales of assets, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
At June 30, 2015, our total indebtedness was $524.0 million. We have incurred operating losses of $20.6 million and $32.6 million for the three and six months ended June 30, 2015, respectively, and incurred losses of $24.7 million and $36.6 million for the three and six months ended June 30, 2014, respectively. At June 30, 2015, we had cash and cash equivalents of $34.6 million and $29.2 million of net availability under the ABL Facility. Given the current macro environment and oil and gas prices, we anticipate declining revenues in 2015 and corresponding reductions in costs from operations. We expect sufficient availability under the ABL Facility and cash generated by our operations in 2015 to meet our operating needs. Our financing strategy includes using our availability under the ABL Facility, closely managing and lowering our operating costs and capital spending, and managing our working capital to enhance liquidity.

The following table summarizes our sources and uses of cash from continuing operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
Net cash provided by (used in):	2015	2014
Operating activities	$42,336	(3,881)
Investing activities	67,288	(20,133)
Financing activities	(89,412)	18,578
Net increase (decrease) in cash and cash equivalents	$20,212	$(5,436)
As of June 30, 2015, we had cash and cash equivalents of $34.6 million, an increase of $21.3 million from December 31, 2014. Historically, we managed our cash flow by drawing on our ABL Facility to fund short-term cash needs and by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our ABL Facility. In 2015, we have not drawn any incremental borrowings under our ABL Facility and have funded day-to-day needs from cash generation.
Operating Activities — Net cash provided by operating activities was $42.3 million for the six months ended June 30, 2015. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $6.9 million, up from the $4.9 million generated in the corresponding 2014 period, as described below. Changes in operating assets and liabilities provided $35.4 million primarily due to a decrease in accounts receivable which was partially offset by a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses and other receivables. The non-cash items and other adjustments included $35.8 million of depreciation and amortization of intangible assets, amortization of deferred financing costs of $2.4 million and stock-based compensation of $1.5 million, partially offset by a $1.3 million gain on disposal of property, plant and equipment.
Net cash used in operating activities was $3.9 million for the six months ended June 30, 2014. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $4.9 million. Changes in operating assets and liabilities used $8.8 million primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities, partially offset by a decrease in prepaid expenses and other receivables. The non-cash items and other adjustments included $42.3 million of depreciation and amortization of intangible assets and the loss on extinguishment of debt of $3.2 million, partially offset by a decrease in deferred income taxes of $7.0 million and $2.2 million gain on disposal of property, plant and equipment.
Investing Activities — Net cash provided by investing activities was $67.3 million for the six months ended June 30, 2015, which primarily consisted of $78.9 million of proceeds from the sale of TFI and $3.4 million of proceeds from the sale of property, plant and equipment, offset by $10.8 million of purchases of property, plant and equipment. Net cash used in investing activities was $20.1 million for the six months ended June 30, 2014 and consisted primarily of $23.9 million of capital expenditures, partially offset by $3.8 million of proceeds from the sale of property, plant and equipment.
Financing Activities — Net cash used in financing activities was $89.4 million for the six months ended June 30, 2015 and was comprised of $81.6 million of payments under our credit facilities, $6.7 million of payments under capital leases and notes payable and $1.0 million of other cash requirements.
Net cash provided by financing activities was $18.6 million for the six months ended June 30, 2014 and consisted of $23.0 million of net borrowings under our prior credit facility, $2.7 million of payments under capital leases and notes payable and $1.7 million in other disbursements.
Capital Expenditures
Cash required for capital expenditures (related to continuing operations) for the six months ended June 30, 2015 totaled $10.8 million compared to $23.9 million for the six months ended June 30, 2014. Capital expenditures for the six months ended June 30, 2015 and 2014 included scheduled payments for our thermal desorption system as part of the expansion of solids treatment capabilities at our Terrafficient processing facility in the Bakken Shale region and other equipment. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited above. Such equipment additions under capital leases totaled approximately $2.9 million for the six months ended June 30, 2015. There were no fleet purchases under capital leases for the six months ended June 30, 2014. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. We may also incur additional capital expenditures for acquisitions. Our planned capital expenditures for 2015, as well as any growth initiatives or acquisitions we choose to pursue, are expected to be financed through cash flow from operations, borrowings under existing or new credit facilities, issuances of debt or equity, capital leases, other financing structures, or a combination of the foregoing.
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of June 30, 2015, we had $524.0 million ($523.5 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $101.8 million under the ABL Facility, and $22.2 million of capital leases and installment notes payable for vehicle financings and a notes payable for the purchase of the remaining interest in AWS. There have been no material changes or developments in our debt and its principal terms, except as described under the ABL Facility Amendment below, from Note 10 to the consolidated financial statements of our 2014 Annual Report on Form 10-K.
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
ABL Facility Amendment
In connection with the closing of the TFI disposition, we entered into a Second Amendment, Consent and Release to Amended and Restated Credit Agreement (the “ABL Facility Amendment”), dated April 13, 2015, by and among the Company, Wells Fargo Bank, National Association, as agent, and the lenders named therein, which amends our ABL Facility. The ABL Facility Amendment reduced the maximum revolver availability from $245.0 million to $195.0 million and removed the accordion feature. Pricing of the ABL Facility remained the same other than corresponding changes reflecting the reduction of maximum revolver availability. The ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula. We did not incur any amendment fees associated with the ABL Facility Amendment. We wrote-off unamortized deferred financing costs associated with our ABL Facility of approximately $1.0 million in the three months ending June 30, 2015.
Financial Covenants and Borrowing Limitations
Our ABL Facility, as amended, requires, and any future credit facilities will likely require, us to comply with specified financial ratios that may limit the amount we can borrow under our ABL Facility. A breach of any of the covenants under the indenture governing the 2018 Notes (the “Indenture”) or the ABL Facility, as applicable, could result in a default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the ABL Facility), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. As of June 30, 2015, we remained in compliance with our debt covenants and availability was $53.6 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $24.4 million, resulting in approximately $29.2 million of net availability as of June 30, 2015.
The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. In addition to the financial covenants described above, the ABL Facility contains certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to perform an appraisal of the assets comprising our borrowing base. If an appraisal results in a reduction of the borrowing base, then a portion of the outstanding indebtedness under the ABL Facility could become immediately due and payable. Any such repayment obligation could have a material adverse impact on our liquidity and financial condition.

The Indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under our ABL Facility, which would limit our ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if our fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio (as defined by the Indenture) is below 2.0 to 1.0, the Indenture prohibits our incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indenture. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not a maintenance covenant. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period.

The ABL Facility and Indenture covenants described above are subject to important exceptions and qualifications. Our ability to comply with these covenants will likely be affected by some events beyond our control, and we cannot guarantee that we will satisfy those requirements. A breach of any of these provisions could result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and Indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We were in compliance with our debt covenants as of June 30, 2015.

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
Off Balance Sheet Arrangements
As of June 30, 2015, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Loss from continuing operations	$(20,647)	$(24,722)	$(32,642)	$(36,636)
Depreciation of property, plant and equipment	17,588	16,974	34,359	33,581
Amortization of intangible assets	708	4,396	1,419	8,700
Interest expense, net	12,452	12,969	25,040	25,019
Income tax expense (benefit)	15	305	(9)	(8,499)
EBITDA	$10,116	$9,922	$28,167	$22,165
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the six months ended June 30, 2015 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Second Amendment, Consent and Release to Amended and Restated Credit Agreement dated April 13, 2015, by and among the Company, the Agent and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC April 14, 2015).

10.2
First Amendment to Amended and Restated Guaranty and Security Agreement dated April 13, 2015, by and among the Company, certain subsidiaries of the Company named therein, as grantors, and the Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC April 14, 2015).

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

Date: August 10, 2015

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer

/s/ Gregory J. Heinlein
Name:	Gregory J. Heinlein
Title:	Executive Vice President and Chief Financial Officer