Form 10-Q
period 2015-09-30
Nuverra Environmental Solutions, Inc.
filed 2015-11-05
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 28,100,416.

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

•	risks associated with the maturity of our indebtedness, including our ability to pay our indebtedness when it becomes due or refinance our indebtedness on acceptable terms, or at all;

•	difficulties in identifying and completing acquisitions and divestitures, and differences in the type and availability of consideration or financing for such acquisitions and divestitures;

•
difficulties in successfully executing our growth initiatives, including difficulties in permitting, financing and constructing pipelines and waste treatment assets and in structuring economically viable agreements with potential customers, joint venture partners, financing sources and other parties;

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$49,387	$13,367
Restricted cash	4,250	114
Accounts receivable, net of allowance for doubtful accounts of $4.7 and $7.6 million at September 30, 2015 and December 31, 2014, respectively	50,523	108,813
Inventories	2,933	4,413
Prepaid expenses and other receivables	5,213	4,147
Deferred income taxes	3,172	3,179
Other current assets	152	173
Current assets held for sale	—	20,466
Total current assets	115,630	154,672
Property, plant and equipment, net of accumulated depreciation of $190.0 and $155.8 million at September 30, 2015 and December 31, 2014, respectively	432,310	475,982
Equity investments	3,777	3,814
Intangibles, net	17,667	19,757
Goodwill	—	104,721
Other assets	13,250	17,688
Long-term assets held for sale	—	94,938
Total assets	$582,634	$871,572
Liabilities and Equity
Accounts payable	$8,999	$18,859
Accrued liabilities	40,668	43,395
Current portion of contingent consideration	8,770	9,274
Current portion of long-term debt	7,238	4,863
Financing obligation to acquire non-controlling interest	—	11,000
Current liabilities of discontinued operations	—	8,802
Total current liabilities	65,675	96,193
Deferred income taxes	3,462	3,448
Long-term portion of debt	514,590	592,455
Long-term portion of contingent consideration	—	550
Other long-term liabilities	3,770	3,874
Long-term liabilities of discontinued operations	—	22,105
Total liabilities	587,497	718,625
Commitments and contingencies
Common stock	30	29
Additional paid-in capital	1,369,447	1,365,537
Treasury stock	(19,799)	(19,651)
Accumulated deficit	(1,354,541)	(1,192,968)
Total equity of Nuverra Environmental Solutions, Inc.	(4,863)	152,947
Total liabilities and equity	$582,634	$871,572
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Non-rental revenue	$71,000	$122,474	$263,540	$339,617
Rental revenue	5,528	17,169	24,527	54,902
Total revenue	76,528	139,643	288,067	394,519
Costs and expenses:
Direct operating expenses	62,482	98,791	222,055	289,125
General and administrative expenses	8,705	9,348	31,102	48,600
Depreciation and amortization	16,687	21,585	52,465	63,866
Impairment of goodwill	104,721	100,716	104,721	100,716
Other, net	2	—	1,114	—
Total costs and expenses	192,597	230,440	411,457	502,307
Operating loss	(116,069)	(90,797)	(123,390)	(107,788)
Interest expense, net	(12,097)	(12,956)	(37,137)	(37,975)
Other income, net	22	321	743	373
Loss on extinguishment of debt	—	—	(1,011)	(3,177)
Loss from continuing operations before income taxes	(128,144)	(103,432)	(160,795)	(148,567)
Income tax benefit	31	4,014	40	12,513
Loss from continuing operations	(128,113)	(99,418)	(160,755)	(136,054)
Income (loss) from discontinued operations, net of income taxes	350	(45,568)	(818)	(43,656)
Net loss attributable to common stockholders	$(127,763)	$(144,986)	$(161,573)	$(179,710)

Net loss per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(4.61)	$(3.73)	$(5.82)	$(5.28)
Basic and diluted income (loss) from discontinued operations	0.01	(1.71)	(0.03)	(1.70)
Net loss per basic and diluted common share	$(4.60)	$(5.44)	$(5.85)	$(6.98)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	27,807	26,665	27,634	25,742
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(161,573)	$(179,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(906)	43,656
Loss on the sale of TFI	1,724	—
Depreciation and amortization of intangible assets	52,465	63,866
Amortization of deferred financing costs and debt discounts, net	3,638	2,930
Stock-based compensation	1,858	2,305
Impairment of goodwill	104,721	100,716
Gain on disposal of property, plant and equipment	(1,198)	(4,752)
Bad debt expense	(695)	2,464
Loss on extinguishment of debt	1,011	3,177
Deferred income taxes	21	(11,320)
Other, net	364	1,555
Changes in operating assets and liabilities:
Accounts receivable	58,985	(21,675)
Prepaid expenses and other receivables	(1,294)	5,309
Accounts payable and accrued liabilities	(4,805)	5,859
Other assets and liabilities, net	1,342	(1,435)
Net cash provided by operating activities from continuing operations	55,658	12,945
Net cash (used in) provided by operating activities from discontinued operations	(708)	4,754
Net cash provided by operating activities	54,950	17,699
Cash flows from investing activities:
Proceeds from the sale of TFI	78,897	—
Proceeds from the sale of property, plant and equipment	12,339	9,295
Purchases of property, plant and equipment	(16,564)	(43,018)
Increase in restricted cash	(4,250)	—
Net cash provided by (used in) investing activities from continuing operations	70,422	(33,723)
Net cash used in investing activities from discontinued operations	(181)	(2,043)
Net cash provided by (used) in investing activities	70,241	(35,766)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	68,725
Payments on revolving credit facility	(81,647)	(48,700)
Payments for deferred financing costs	—	(796)
Payments on vehicle financing and other financing activities	(9,468)	(5,020)
Net cash (used in) provided by financing activities from continuing operations	(91,115)	14,209
Net cash used in financing activities from discontinued operations	(105)	—
Net cash (used in) provided by financing activities	(91,220)	14,209
Net increase (decrease) in cash and cash equivalents	33,971	(3,858)
Cash and cash equivalents - beginning of period	15,416	9,212
Cash and cash equivalents - end of period	49,387	5,354
Less: cash and cash equivalents of discontinued operations - end of period	—	3,140
Cash and cash equivalents of continuing operations - end of period	$49,387	$2,214

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,775	$20,611
Cash paid for taxes, net	281	115

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Our condensed consolidated balance sheet as of December 31, 2014, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or "GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted. Unless stated otherwise, any reference to statement of operations items in these accompanying condensed consolidated financial statements refers to results from continuing operations.
Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated statements of operations and cash flows and notes thereto in order to conform to the current year’s presentation including:

•	Certain similar line items in the condensed consolidated statements of cash flows have been combined to present a more concise and easier to follow presentation.

•
As described in Note 14, we redefined our operating and reportable segments during the three months ended September 30, 2014. The prior year periods have been recast to conform to the current year segment presentation as we further refined our allocation methodology for the reportable segments since the initial change last year.

•
A portion of certain non-medical insurance costs previously presented as a component of “General and administrative expenses” in the condensed consolidated statement of operations have been re-allocated and are now included in the line item “Direct operating expenses” as we believe these costs are directly related to our operations. Such costs were approximately $1.8 million and $5.7 million for the three and nine months ended September 30, 2014.

•
In June 2015, we purchased the remaining interest in AWS, previously a 51% owned non-guarantor subsidiary, and have recast the tables in Note 16 to reflect AWS as a part of the Guarantor Subsidiaries as of December 31, 2014 and for the three and nine months ended September 30, 2014.

Significant Accounting Policies
There have been no material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Note 2 - Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications. The amendments in this update may be applied retrospectively or modified retrospectively effective for reporting periods beginning after December 15, 2016, which is our reporting period starting January 1, 2017. We are reviewing the guidance in ASU 2014-09 and have not concluded the impact, if any, on our condensed consolidated financial statements and have not determined our method of adoption. However, based upon our preliminary assessment of ASU No. 2014-09, we do not believe the adoption of ASU 2014-09 will have a material impact on our condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for fiscal years ending December 31, 2016, or our first quarter of 2017, with early adoption permitted. We are reviewing the guidance in ASU 2014-15 and evaluating the impact ASU 2014-15 may have on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest - Imputation of Interest.  The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities will be required to present debt issuance costs as a direct deduction from the face amount of the related note, rather than as a deferred charge.  Upon adoption, the amended guidance will affect our classification of debt issuance costs, which are currently classified in "Other assets" in the condensed consolidated balance sheets.  The reclassification of debt issuance costs will effectively decrease "Other assets" and correspondingly decrease the respective long-term debt balances.  The amendments in this ASU require retrospective application, with related disclosures for a change in accounting principle.  Upon adoption, we will comply with these disclosure requirements by providing the nature and reason for the change, the transition method, a description of the adjusted prior period information and the effect of the change on the financial statement line items. For public business entities, the amendments in this ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years.  Early adoption is permitted; however, we expect to adopt this guidance at the beginning of 2016. Our total debt issuance costs as of September 30, 2015 were $12.9 million.
Note 3 - Earnings Per Common Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the three and nine months ended September 30, 2015 and 2014, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted earnings per common share ("EPS") from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the three and nine month periods ended September 30, 2015 and 2014, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.
The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	(128,113)	(99,418)	(160,755)	(136,054)
Income (loss) from discontinued operations	350	(45,568)	(818)	(43,656)
Net loss attributable to common stockholders	$(127,763)	$(144,986)	$(161,573)	$(179,710)

Denominator:
Weighted average shares—basic	27,807	26,665	27,634	25,742
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	27,807	26,665	27,634	25,742

Basic and diluted loss per common share from continuing operations	$(4.61)	$(3.73)	$(5.82)	$(5.28)
Basic and diluted income (loss) per common share from discontinued operations	0.01	(1.71)	(0.03)	(1.70)
Net loss per basic and diluted common share	$(4.60)	$(5.44)	$(5.85)	$(6.98)

Anti-dilutive stock-based awards excluded	800	238	770	224

Note 4 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2014	$104,721
Impairment (Note 5)	(104,721)
Balance at September 30, 2015	$—
As described in Note 5, the goodwill impairment relates to the Rocky Mountain division. As of September 30, 2015, there is no remaining goodwill on the condensed consolidated balance sheet.
Intangible Assets
Intangible assets consist of the following:

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$11,731	$(6,364)	$5,367	6.1	$11,694	$(5,133)	$6,561	6.6
Disposal permits	1,269	(410)	859	5.4	1,269	(288)	981	6.2
Customer contracts	17,352	(5,911)	11,441	11.3	17,352	(5,137)	12,215	12.0
	$30,352	$(12,685)	$17,667	9.4	$30,315	$(10,558)	$19,757	9.9
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.
Note 5 - Impairment of Goodwill and Long-Lived Assets
Since late 2014, oil and gas prices have declined significantly to their lowest levels since 2009. As a result of the reduced price of oil and gas and the subsequent downturn in the oil and gas industry, we have experienced a decline in demand and pricing for our services. Additionally, similar to the market price of many others in our industry, the market price of our common stock has continued to decline. As a result of these factors, indicators of potential impairment existed as of September 30, 2015 for both goodwill and long-lived assets.
Goodwill
Goodwill is tested for impairment annually as of September 30th, or on an interim basis if events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount.
As of September 30, 2015, and prior to the goodwill impairment test, the entire goodwill balance of $104.7 million related to the Rocky Mountain division. Therefore, at September 30, 2015, we performed step one of the goodwill impairment test only for the Rocky Mountain division. To measure the fair value of the Rocky Mountain reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based upon the results of the first step of the goodwill impairment test, we concluded that the fair value of the Rocky Mountain reporting unit was less than its carrying value, thereby requiring us to proceed to the second step of the goodwill impairment test. As part of the second step, we determined that for the Rocky Mountain reporting unit, the carrying value of the goodwill (or $104.7 million) exceeded the implied fair value of the reporting unit goodwill (or $0). Accordingly, during the three months ended September 30, 2015, we recognized an impairment charge of $104.7 million related to our Rocky Mountain division, thereby eliminating all remaining goodwill. This impairment charge is shown as "Impairment of goodwill" in the condensed consolidated statement of operations.
During the three months ended September 30, 2014, we recognized an impairment charge of $100.7 million related to our Southern ($66.9 million) and Northeast ($33.8 million) divisions, which is shown as "Impairment of goodwill" in the condensed consolidated statement of operations.

The fair values of each of the reporting units, as well as the related assets and liabilities utilized to determine both the 2015 and 2014 impairment, were measured using Level 2 and Level 3 inputs as described in Note 6.
Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to the sum of the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to various factors, including changes in economic conditions or changes in an asset’s operating performance. Long-lived assets are grouped at the basin level for purposes of assessing their recoverability as we concluded that the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. For assets that do not pass the recoverability test, the asset group's fair value is compared to the carrying amount.  If the asset group's fair value is less than the carrying amount, impairment losses are recorded for the amount by which the carrying amount of such assets exceeds the fair value. Our impairment review of our long-lived assets during the three months ended September 30, 2015, and September 30, 2014, concluded that the undiscounted cash flows of each asset group are greater than the carrying amount and thus were considered recoverable with no long-lived asset impairment present.
If reduced customer activity levels continue to result in decreased demand for our services for a prolonged period of time, or if we otherwise make further downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.

Note 6 - Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

Fair Value
As of September 30, 2015
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	8,770
Financing obligation to acquire non-controlling interest	—

As of December 31, 2014
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	9,824
Financing obligation to acquire non-controlling interest	11,000

Contingent Consideration
We are liable for certain contingent consideration payments in connection with the performance of various acquisitions. The fair values of the contingent consideration obligations were determined using a probability-weighted income approach at the acquisition date and are revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the performance measurements upon which the obligations are based. Contingent consideration is reported as "Current portion of contingent consideration" and "Long-term portion of contingent consideration" in the condensed consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as "Other income, net" in the condensed consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the nine months ended September 30, 2015 and the year ended December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Balance at beginning of period	$9,824	$15,457
Accretion	—	476
Cash payments	(909)	(1,014)
Issuances of stock	—	(3,789)
Changes in fair value of contingent consideration, net	(145)	(1,306)
Balance at end of period	8,770	9,824
Less: current portion	(8,770)	(9,274)
Long-term portion of contingent consideration	$—	$550
Financing Obligation to Acquire Non-Controlling Interest
The fair value of the financing obligation to acquire non-controlling interest represents the present value of our right to acquire the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the non-controlling interest holder at a fixed price of $11.0 million payable in shares of our common stock. The non-controlling interest holder had a put option to sell the remaining 49% to us under the same terms beginning in January 2015. In January 2015, the non-controlling interest holder provided notice that they were exercising such put option. In June 2015, we purchased the remaining interest in AWS with a $4.0 million cash payment, included as a component of "Payments on vehicle financing and other financing activities" in our condensed consolidated statements of cash flows, and $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019. If we fail to meet the payment terms of this obligation, or if any other event of default occurs, all remaining outstanding balances on the note payable would become immediately due and payable.  If such an acceleration were to occur, we would request a waiver from the non-controlling interest holder, but there can be no assurance that such waiver would be forthcoming or that we would have sufficient available liquidity to make any required repayment.
Other
In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets, we measure the fair value of our asset groups for those asset groups deemed not recoverable, based on Level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. In connection with our goodwill impairment review, we measure the fair value of our reporting units using a combination of the discounted cash flow method and the guideline public company method. The discounted cash flow method is based on Level 3 inputs consisting primarily of our five-year forecast and utilizes forward-looking assumptions and projections, as well as factors impacting long-range plans such as pricing, discount rates and commodity prices. The guideline public company method is based on Level 2 inputs and considers potentially comparable companies and transactions within our industry, and applies their trading multiples to our reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying entities that are specifically comparable to our reporting units, considering their diversity, relative sizes and levels of complexity.

Cost method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock, as well as using discounted cash flows, incorporating adjusted available market discount rate information and our estimates for liquidity risk.
Note 7 - Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accrued payroll and employee benefits	$4,645	$12,566
Accrued insurance	6,346	6,830
Accrued legal and environmental costs	1,097	1,421
Accrued taxes	2,372	1,477
Accrued interest	18,306	8,570
Amounts payable to related party (Note 13)	—	114
Accrued operating costs	4,794	5,685
Accrued other	3,108	6,732
Total accrued liabilities	$40,668	$43,395
Note 8 - Debt
Debt consisted of the following at September 30, 2015 and December 31, 2014:

			September 30, 2015			December 31, 2014
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Fair Value of Debt (f)	Carrying Value of Debt	Carrying Value of Debt
ABL Facility (a)	2.45%	Jan. 2018	$3,354	$101,832	$101,832	$183,065
2018 Notes (b)	9.875%	Apr. 2018	9,531	235,500	400,000	400,000
Vehicle financings (c)	3.86%	Various	—	13,498	13,498	14,872
Note payable (d)	4.25%	Apr. 2019	—	6,995	6,995	—
Total debt			$12,885	$357,825	522,325	597,937
Original issue discount (e)					(701)	(874)
Original issue premium (e)					204	255
Total debt, net					521,828	597,318
Less: current portion					(7,238)	(4,863)
Long-term portion of debt					$514,590	$592,455
_____________________

(a)	The interest rate presented represents the interest rate on the $195.0 million ABL Facility at September 30, 2015.

(b)
The interest rate presented represents the coupon rate on our outstanding $400.0 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”), excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2018 Notes is approximately 11.0%. Interest payments are due semi-annually in April and October.

(c)
Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.86% and which mature in varying installments between 2015 and 2017. Installment notes payable and capital lease obligations were zero and $13.5 million, respectively, at September 30, 2015 and were $0.3 million and $14.6 million, respectively, at December 31, 2014.

(d)
During the three months ended June 30, 2015, we settled our $11.0 million financing obligation to acquire the remaining 49% interest in AWS from the non-controlling interest holder with a $4.0 million cash payment and a $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019.

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

(f)
The estimated fair value of our 2018 Notes is based on quoted market prices as of September 30, 2015. Our ABL Facility and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

There have been no material changes or developments in our debt and principal terms, except as described below under ABL Facility Amendments, from Note 10 of our 2014 Annual Report on Form 10-K.
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions.
ABL Facility Amendments
In connection with the closing of the Thermo Fluids Inc. ("TFI") disposition, we entered into a Second Amendment, Consent and Release to Amended and Restated Credit Agreement (the “ABL Facility Amendment”), dated April 13, 2015, with Wells Fargo Bank, National Association, as agent, and the lenders named therein, which amends the ABL Facility. The ABL Facility Amendment reduced the maximum revolver availability from $245.0 million to $195.0 million and removed the accordion feature. Pricing of the ABL Facility remained the same other than corresponding changes reflecting the reduction of maximum revolver availability. The ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula. We did not incur any amendment fees associated with the ABL Facility Amendment. We wrote-off a portion of the unamortized deferred financing costs associated with our ABL Facility, or approximately $1.0 million in the three months ending June 30, 2015.
In May 2015, we entered into a Third Amendment, Consent and Release to Amended and Restated Credit Agreement for the purpose of adding four of our wholly-owned subsidiaries, consisting of Nuverra Rocky Mountain Pipeline, LLC, (or "RMP"), Nuverra Total Solutions, LLC, NES Water Solutions, LLC, and Heckmann Woods Cross, LLC (collectively, the “New Loan Parties”) to the Credit Facility Security Agreement as guarantors.

In November 2015, we entered into a Fourth Amendment, Consent and Release to Amended and Restated Credit Agreement (the "Fourth ABL Facility Amendment"). The Fourth ABL Facility Amendment reduced the maximum revolver availability from $195.0 million to $125.0 million, and institutes an 84% Eligible Equipment NOLV Advance Rate starting February 1, 2016, which falls 1% each month thereafter until the advance rate is reduced to 60%. In addition, the Fourth ABL Facility Amendment releases RMP from all obligations under the ABL Facility, including as guarantor and a grantor under the guaranty and security agreement to the ABL Facility, releases all liens on the assets of RMP and equity interests in RMP to the extent they are transferred to a third party investor and establishes a separate permitted investment basket allowing for additional aggregate investments of up to $5.0 million in RMP. The Fourth ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula beginning November 2, 2015. In connection with the Fourth ABL Facility Amendment we incurred consent fees and legal fees of approximately $0.3 million which will be added to deferred financing costs during the three months ended December 31, 2015. Further, we anticipate the write-off of a portion of the unamortized deferred financing costs associated with our ABL Facility, of approximately $1.1 million during the three months ended December 31, 2015. As of November 2, 2015, the date the Fourth ABL Facility Amendment was executed, we estimate our borrowing availability was less than $5 million, net of required reserves thereunder.
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
The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the ABL Facility), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes and our note payable issued to acquire the remaining interest in AWS are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. As of September 30, 2015, we remained in compliance with our debt covenants and availability was $38.0 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $24.4 million, resulting in approximately $13.6 million of net availability as of September 30, 2015. In addition, although our ratio of senior secured debt to adjusted EBITDA was less than the maximum of 3.0 to 1.0 as of September 30, 2015, if future operating performance does not improve, we would exceed such limit during the first quarter of 2016, which would constitute an event of default. If such a violation were to occur, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default with our senior unsecured notes. There can be no assurance that the lenders will grant a waiver, and we currently do not have sufficient liquidity, including cash on hand, to repay amounts outstanding under the ABL Facility in order to maintain compliance with such covenant.
The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. In addition to the financial covenants described above, the ABL Facility contains certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of its ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to perform an appraisal of the assets comprising our borrowing base. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such repayments.
The Indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under the ABL Facility, which would limit our ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if our fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio (as defined in the Indenture) is below 2.0 to 1.0, the Indenture prohibits our incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indenture. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not maintenance covenants. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period. As a result of the Fourth ABL Facility Amendment, our ability to incur new borrowings under the ABL Facility is limited to a maximum of $125.0 million irrespective of the permitted availability of up to $150.0 million under the 2018 Notes.

The ABL Facility and Indenture covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver, it would result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and Indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by such restrictive covenants. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute its business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot guarantee that we will be granted waivers or amendments to the Indenture governing the 2018 Notes, the ABL Facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity.
Our ABL Facility and 2018 Notes come due in early 2018.  We may not have sufficient cash on hand to pay these debts when they come due under their normal maturity schedule.  Therefore, we may seek to refinance, extend or replace our ABL Facility and our 2018 Notes by borrowing debt, issuing securities in the capital markets, using cash on hand or from asset sales or any combination of the foregoing.  Any issuance of equity securities could be materially dilutive to existing stockholders. We cannot guarantee that we will be able to refinance, extend or replace our debt on acceptable terms, or at all, should we seek to do so.  If we are unable to refinance, extend or replace our debts at maturity or meet our payment obligations, our financial condition would be adversely affected.

Note 9 - Restructuring and Exit Costs
In March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian ("MidCon") shale area and the Tuscaloosa Marine Shale logistics business. Additionally, we closed certain yards within the Northeast and Southern divisions and transferred the related assets to our other operating locations, primarily in the Eagle Ford shale basin. Based on costs incurred in connection with the initial phases of the restructuring plan, we currently estimate the total costs of the plan to be approximately $1.2 million, of which $2.0 thousand and $1.1 million was recorded during the three and nine months ended September 30, 2015. Remaining costs are expected to be recorded in the fourth quarter of 2015 as they are incurred. The charges are characterized as "Other, net" in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2015. Such costs consisted of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Severance and termination benefits	$2	$666
Contract termination costs and exit costs	—	448
Total restructuring and exit costs	$2	$1,114
Approximately $0.6 million, $0.1 million and $0.4 million of the total charge was recorded in the Southern, Northeast and Corporate operating segments, respectively. The liability totaled approximately $0.2 million as of September 30, 2015 and is included as "Accrued liabilities" in the condensed consolidated balance sheets. A rollforward of the restructuring and exit cost accruals through September 30, 2015 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Restructuring and exit costs accrued at December 31, 2014	$—	$—	$—	$—
Restructuring and exit-related costs	666	292	156	1,114
Cash payments	(663)	(98)	(148)	(909)
Restructuring and exit costs accrued at September 30, 2015	$3	$194	$8	$205
_____________________

(a)	Employee termination costs consist primarily of severance and related costs.

(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.

(c)	Other exit costs include costs related to the movement of vehicles and rental fleet in connection with the exit from certain shale areas.

Note 10 - Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current income tax benefit (expense)	$51	$(341)	$61	$1,193
Deferred income tax (expense) benefit	(20)	4,355	(21)	11,320
Total income tax benefit	$31	$4,014	$40	$12,513
The effective income tax benefit rate for the three and nine months ended September 30, 2015 was near 0% which differs from the federal statutory benefit rate of 35.0% primarily due to the impact of the impairment of goodwill and the increase in the valuation allowance on deferred tax assets resulting from current year losses.
The effective income tax benefit rate for the three and nine months ended September 30, 2014 was 3.9% and 8.4% which differs from the federal statutory rate of 35.0% primarily due to the impairment of goodwill and an increase in the valuation allowance on deferred tax assets. These items decreased the effective tax rate by 41.7% and 27.6%, respectively.
We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life, generally expiring between the years 2029 and 2035. We regularly assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income. In light of our continued losses, in 2014 we determined that our deferred tax liabilities (excluding deferred tax liabilities included in discontinued operations) were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance is required against the portion of our deferred tax assets that is not offset by deferred tax liabilities.
Note 11 - Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
The total grants awarded during the three and nine months ended September 30, 2015 and 2014 are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock option grants	3	1	714	24
Restricted stock grants	—	—	—	—
Restricted stock unit grants	2	1	156	288
Total grants under the 2009 Plan	5	2	870	312
The total stock-based compensation cost included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	$152	$303	$405	$712
Restricted stock	102	224	305	616
Restricted stock units	88	371	1,148	977
Total stock-based compensation expense	$342	$898	$1,858	$2,305

Note 12 - Legal Matters
Environmental Liabilities
We are subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. Our continuing operations are subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources, the Pennsylvania Department of Environmental Protection, the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, the North Dakota State Water Commission, the Montana Department of Environmental Quality and the Montana Board of Oil and Gas, among others. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. We have installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 included accruals totaling $0.4 million and $0.7 million, respectively, for various environmental matters, including the estimated costs to comply with a Louisiana Department of Environmental Quality requirement that we perform testing and monitoring at certain locations to confirm that prior pipeline spills were remediated in accordance with applicable requirements.
Litigation
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against us, which arise in the ordinary course of business, including actions with respect to securities and shareholder class actions, personal injury, vehicular and industrial accidents, commercial contracts, legal and regulatory compliance, securities disclosure, labor and employment, and employee benefits and environmental matters, the more significant of which are summarized below. We record a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.
We believe that we have valid defenses with respect to legal matters pending against us. Based on our experience, we also believe that the damage amounts claimed in the lawsuits disclosed below are not necessarily a meaningful indicator of our potential liability. Litigation is inherently unpredictable, and it is possible that our results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against us. We do not expect that the outcome of other current claims and legal actions not discussed below will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Texas Cases
On June 4, 2012, a lawsuit was commenced in the District Court of Dimmit County, Texas, alleging wrongful death in a case involving a vehicle accident. The accident occurred in May 2012 and involved a truck owned by our subsidiary Heckmann Water Resources (CVR), Inc. (“CVR”) and one other vehicle. The case is captioned Jose Luis Aguilar, Individually; Eudelia Aguilar, Individually; Vanessa Arce, Individually; Eudelia Aguilar and Vanessa Arce, as Personal Representatives of the Estate of Carlos Aguilar; Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar; and Elsa Quinones as Next Friend of Karime and Carla Aguilar, Plaintiffs vs. Heckmann Water Resources (CVR), Inc. and Ruben Osorio Gonzalez, Defendants. On December 5, 2013, a jury verdict was rendered against CVR in the amount of $281.6 million, which was then subsequently reduced to $163.8 million by the Dimmit County court when the judgment was entered on January 7, 2014 and then subsequently further reduced to $105.2 million when the judgment was amended by the Dimmit County court on April 1, 2014. On January 29, 2014, a separate lawsuit was commenced in the District Court of Dimmit County, Texas captioned Clarissa Aguilar, as Next Friend of Carlos Aguilar, Jr., Alyssa Nicole Aguilar, Andrew Aguilar, Marcus Aguilar, and Kaylee Aguilar v. Zurich American Insurance Company, Heckmann Water Resources (CVR), Inc., Heckmann Water Resources Corp., and Nuverra Environmental Solutions, Inc. f/k/a Heckmann Corp., Cause No. 14-01-12176-DCV, seeking a declaratory judgment that Nuverra Environmental Solutions, Inc. and Heckmann Water Resources Corp. are the alter egos of CVR, and therefore these entities are jointly and severally liable for the judgment against CVR in the wrongful death action.

In June 2014, we entered into agreements to fully settle all claims relating to the foregoing lawsuits. The settlements were approved by the Dimmit County court on July 15, 2014. In connection with the settlement of these matters, we agreed to fund $5.5 million of the total settlement payments to fully resolve the matter, which was subsequently paid in July 2014, with the remainder of the total settlement payment funded by our insurer. The amount of the total settlement payment is confidential pursuant to the settlement agreements. These settlement agreements include all plaintiffs and our insurer and release us and all of our subsidiaries from all past and future claims or liabilities related to these matters. As a result of the settlement of these cases, we recorded expenses totaling $7.8 million during the year ended December 31, 2014, consisting of $5.5 million for the settlement payments and $2.3 million of additional related legal expenses. This case is now closed.
Shareholder Litigation
2010 Class Action
On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against us and various of our directors and officers in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT). On March 4, 2014, we reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs, which resolved all claims asserted against us and the individual defendants in this case. Under the terms of the Stipulation of Settlement, which was subject to approval by the court, we agreed to a cash payment of $13.5 million, a portion of which came come from remaining insurance proceeds, as well as the issuance of 0.8 million shares of our common stock. We agreed to provide a floor value of $13.5 million on the equity portion of the settlement; however, at the time of final court approval of the Stipulation of Settlement (described below) the equity value of the settlement consideration exceeded this amount and, as a result, the number of shares to be issued as settlement consideration was fixed at 0.8 million. We deposited into escrow in April 2014 the cash payments of $6.1 million, and the remaining $7.4 million funded from insurance proceeds. The Stipulation of Settlement was approved by the court on June 26, 2014 and became effective on August 27, 2014. Pursuant to the court’s approval order, one-third of the 0.8 million settlement shares and one-third of the cash settlement consideration were awarded to co-lead plaintiffs’ counsel as attorneys’ fees (in addition to reimbursement of certain court-approved expenses from the cash portion of the settlement escrow). The remaining two-thirds of the 0.8 million settlement shares were deposited into escrow on August 22, 2014. On May 13, 2015 the court issued an order directing the distribution of the net settlement proceeds.
2013 Class Action
In September 2013, two separate but substantially-similar putative class action lawsuits were commenced in Federal court against us and certain of our current and former officers and directors alleging that we, along with the individual defendants, made certain material misstatements and/or omissions relating to our operations and financial condition which caused the price of our shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated and a consolidated complaint was filed. Defendants filed a motion to dismiss these claims in May 2014, and such motion was granted by the Court on November 17, 2014, whereby the forgoing class action was dismissed without prejudice. Plaintiffs were permitted by the Court to file a motion to amend the complaint and did so on December 8, 2014. Defendants filed their opposition to plaintiffs' motion to amend the complaint on December 22, 2014. On March 12, 2015, the Court issued an order denying plaintiffs' motion to amend the complaint as to certain claims, but granting plaintiffs' motion as to other claims. Plantiffs filed an amended complaint on March 19, 2015, and on March 23, 2015 we filed a motion to dismiss the amended complaint for failure to comply with the court’s March 12, 2015 order. Both parties filed subsequent pleadings. On June 24, 2015, the Court granted our motion to dismiss plaintiffs' amended consolidated class action complaint and dismissed the case with prejudice. On July 24, 2015, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. We believe these claims are without merit and we will continue to vigorously defend ourselves and the individual defendants in this action.
2013 Derivative Cases
In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced in Federal court against us and certain of our current and former officers and directors alleging that members of our board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. On September 15, 2014, the Court dismissed the consolidated cases following its dismissal of the consolidated complaint and plaintiffs' failure to amend. Also in October 2013, two identical shareholder derivative lawsuits were commenced in Arizona state court against us and certain of our current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and defendants filed a motion to dismiss these claims in June 2014. On July 22, 2014, the parties filed a joint stipulation to dismiss these cases with prejudice, which was granted by the Court on August 1, 2014, and no settlement payment was made. In the first quarter of 2015, we received a written demand from one of the plaintiffs in the derivative lawsuits requesting that the board of directors commence an independent investigation of certain matters and take appropriate action to recover for us any damages to which we may be entitled as a result of alleged breaches of fiduciary duties by certain of our current and former officers and directors. Such investigation has been commenced voluntarily by us and is ongoing.
AWS Arbitration Demand
On April 28, 2015, the holder of the non-controlling interest in AWS issued to us a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by us of certain of our obligations under the operating agreement. We entered into a settlement of this matter with the non-controlling interest holder in June 2015 whereby we purchased the remaining interest in AWS for $4.0 million in cash and a $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019. If we fail to meet the payment terms of this obligation, or if any other event of default occurs, all remaining outstanding balances on the note payable would become immediately due and payable.  If such an acceleration were to occur, we would request a waiver from the non-controlling interest holder, but there can be no assurance that such waiver would be forthcoming or that we would have sufficient available liquidity to make any required repayment.
Note 13 - Related Party and Affiliated Company Transactions
There have been no significant changes to the related party transactions with Richard J. Heckmann, the former Executive Chairman of our board of directors, and Mark D. Johnsrud, our Chief Executive Officer and Chairman of our board of directors, for the use of an aircraft, apartment rentals, purchases of fresh water for resale and use of land where certain of our saltwater disposal wells are situated as described in Note 18 to the consolidated financial statements in our 2014 Annual Report on Form 10-K.
Note 14 - Segments
We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. During the three months ended September 30, 2014, we completed the organizational realignment of our shale solutions business into three operating divisions, which we consider to be operating and reportable segments of our continuing operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin Shale areas and (3) the Rocky Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as assets held for sale and certain other corporate assets.
As discussed in Note 9, in March of 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian (or "MidCon") shale area. As a result, revenues for the MidCon shale area were included in the Southern division for the three months ended March 31, 2015, with minimal or no revenue activity in the three months ended June 30, 2015 and September 30, 2015. Costs associated with revenue generating activities of the MidCon shale area were included in the Southern division for the three months ended March 31, 2015. As a result of our restructuring in the MidCon, some remaining operating expenses for shut-down activities, as well as depreciation and amortization, were included in the Southern division during the three months ended June 30, 2015 and September 30, 2015.
Financial information for our reportable segments related to continuing operations is presented below, including our historical summary financial information for the three and nine months ended September 30, 2014, which has been recast to conform to the new segment presentation.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended September 30, 2015
Revenue	$41,325	$19,825	$15,378	$—	$76,528
Direct operating expenses	30,938	16,414	15,130	—	62,482
General and administrative expenses	1,823	791	703	5,388	8,705
Depreciation and amortization	8,553	4,041	3,985	108	16,687
Operating loss	(104,710)	(1,421)	(4,441)	(5,497)	(116,069)
Loss from continuing operations before income taxes	(104,811)	(1,569)	(4,474)	(17,290)	(128,144)

Nine months ended September 30, 2015
Revenue	158,336	74,549	55,182	—	288,067
Direct operating expenses	115,470	59,906	46,679	—	222,055
General and administrative expenses	5,201	3,716	4,000	18,185	31,102
Depreciation and amortization	26,091	12,028	13,828	518	52,465
Operating loss	(93,147)	(1,224)	(9,923)	(19,096)	(123,390)
Loss from continuing operations before income taxes	(92,909)	(1,756)	(10,037)	(56,093)	(160,795)

As of September 30, 2015
Total assets excluding those applicable to discontinued operations (a)	278,970	83,320	141,725	78,619	582,634
Total assets held for sale	—	—	—	—	—

Three months ended September 30, 2014
Revenue	87,596	25,759	26,288	—	139,643
Direct operating expenses	57,429	20,419	20,943	—	98,791
General and administrative expenses	2,955	1,563	2,226	2,604	9,348
Depreciation and amortization	13,100	3,863	4,451	171	21,585
Operating income (loss)	14,112	(33,917)	(68,217)	(2,775)	(90,797)
Income (loss) from continuing operations before income taxes	14,220	(33,996)	(68,609)	(15,047)	(103,432)

Nine months ended September 30, 2014
Revenue	246,981	67,418	80,120	—	394,519
Direct operating expenses	168,028	55,277	65,820	—	289,125
General and administrative expenses	7,554	7,847	11,597	21,602	48,600
Depreciation and amortization	38,534	11,691	13,143	498	63,866
Operating income (loss)	32,865	(41,227)	(77,326)	(22,100)	(107,788)
Income (loss) from continuing operations before income taxes	32,807	(39,885)	(80,016)	(61,473)	(148,567)

As of December 31, 2014
Total assets excluding those applicable to discontinued operations (a)	442,784	102,593	168,191	42,600	756,168
Total assets held for sale	—	—	—	115,404	115,404
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.

Note 15 - Assets Held for Sale and Discontinued Operations
Our former industrial solutions operating and reportable segment, TFI, has been classified as discontinued operations since the sale process with various prospective acquirers began in fourth quarter of 2013. In February, 2015, we entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments.
On April 11, 2015, we completed the TFI disposition with Safety-Kleen as contemplated by the previously disclosed purchase agreement. Pursuant to the purchase agreement, $4.25 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement and is captured as "Restricted cash" in our condensed consolidating balance sheet. Any remaining balance in the escrow account will be released to us 18 months following the closing date. Pursuant to the purchase agreement, the purchase price paid at closing was adjusted based upon an estimated working capital adjustment, which is subject to post-closing reconciliation, to reflect TFI’s actual working capital (calculated in accordance with the purchase agreement) on the closing date. After giving effect to the indemnity escrow, the estimated working capital adjustment and the payment of transaction fees and other expenses, the amount of net cash proceeds used to reduce the outstanding balance under the ABL Facility on the closing date was approximately $74.6 million. We recorded a loss on the sale of TFI of $1.7 million as a component of "Income (loss) from discontinued operations, net of income taxes" in our consolidated statements of operations for the nine months ended September 30, 2015. The post-closing working capital reconciliation is still in process and may result in an increase or decrease in our final net cash proceeds and the final loss on the sale of TFI.
The definitive agreement for the sale was for an amount that is below the carrying value of TFI's net assets. Based on the definitive agreement with Safety-Kleen, TFI recorded charges of approximately $74.4 million in the year ended December 31, 2014, reducing the estimated net recoverable value of its net assets to approximately $84.5 million at December 31, 2014. The charges were primarily related to a reduction of goodwill in the amount of $48.0 million, $26.4 million in intangible assets, as well as estimated additional transaction costs related to the sale.
We classified TFI as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014. The assets and liabilities related to TFI are presented separately as "Assets held for sale" and "Liabilities of discontinued operations" in our condensed consolidated balance sheets at December 31, 2014.
The following table provides selected financial information of discontinued operations related to TFI (includes TFI's results through the sale on April 11, 2015):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$—	$30,852	$19,100	$88,256

(Loss) income from discontinued operations before income taxes	$—	$(45,897)	$1,171	$(42,320)
Income tax benefit (expense)	—	329	(265)	(1,336)
(Loss) income from discontinued operations - before sale	$—	$(45,568)	$906	$(43,656)
Income (loss) on sale of TFI	350	—	(1,724)	—
Income (loss) from discontinued operations	$350	$(45,568)	$(818)	$(43,656)

The carrying value of the assets and liabilities of TFI that were classified as held for sale in the accompanying condensed consolidated balance sheets as of December 31, 2014 were as follows:

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

Note 16 - Subsidiary Guarantors
Our obligations under the 2018 Notes are jointly and severally, fully and unconditionally guaranteed by certain of our subsidiaries. Pursuant to the terms of the Indenture, the guarantees are full and unconditional, but are subject to release under the following circumstances:

•	in connection with any sale, disposition or transfer of all or substantially all of the assets to a person that is not the Company or a subsidiary guarantor;

•	in connection with any sale, disposition or transfer of all of the capital stock of that subsidiary guarantor to a person that is not the Company or a subsidiary guarantor;

•	if we designate any restricted subsidiary that is a subsidiary guarantor to be an unrestricted subsidiary; or

•	upon legal defeasance or the discharge of our obligations under the Indenture.
Although the guarantees are subject to release under the above described circumstances, we have concluded they are still deemed full and unconditional for purposes of Rule 3-10 of Regulation S-X because these circumstances are customary, and accordingly, we concluded that we may rely on Rule 3-10 of Regulation S-X, as the other requirements of Rule 3-10 have been met.
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. In June 2015, we purchased the remaining interest in AWS, previously a 51% owned non-guarantor subsidiary, and have recast the tables to reflect AWS as a part of the Guarantor Subsidiaries as of December 31, 2014 and for the three and nine months ended September 30, 2014. These condensed consolidating financial statements have been prepared from our financial information on the same basis of accounting as our condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$48,820	$567	$—	$49,387
Restricted cash	4,250	—	—	4,250
Accounts receivable, net	—	50,523	—	50,523
Deferred income taxes	187	2,985	—	3,172
Other current assets	2,013	6,285	—	8,298
Total current assets	55,270	60,360	—	115,630
Property, plant and equipment, net	2,676	429,634	—	432,310
Equity investments	60,227	608	(57,058)	3,777
Intangible assets, net	—	17,667	—	17,667
Other	423,223	62,440	(472,413)	13,250
Total assets	$541,396	$570,709	$(529,471)	$582,634
LIABILITIES AND EQUITY
Accounts payable	$441	$8,558	$—	$8,999
Accrued expenses	23,570	17,098	—	40,668
Current portion of contingent consideration	—	8,770	—	8,770
Current portion of long-term debt	—	7,238	—	7,238
Total current liabilities	24,011	41,664	—	65,675
Deferred income taxes	(32,196)	35,658	—	3,462
Long-term portion of debt	501,336	13,254	—	514,590
Other long-term liabilities	53,108	423,075	(472,413)	3,770
Total shareholders' equity	(4,863)	57,058	(57,058)	(4,863)
Total liabilities and equity	$541,396	$570,709	$(529,471)	$582,634

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,801	$(434)	$—	$13,367
Restricted cash	—	114	—	114
Accounts receivable, net	—	108,813	—	108,813
Deferred income taxes	173	3,006	—	3,179
Other current assets	738	7,995	—	8,733
Current assets held for sale	—	20,466	—	20,466
Total current assets	14,712	139,960	—	154,672
Property, plant and equipment, net	3,263	472,719	—	475,982
Equity investments	249,426	645	(246,257)	3,814
Intangible assets, net	—	19,757	—	19,757
Goodwill	—	104,721	—	104,721
Other	453,048	11,208	(446,568)	17,688
Long-term assets held for sale	—	94,938	—	94,938
Total assets	$720,449	$843,948	$(692,825)	$871,572
LIABILITIES AND EQUITY
Accounts payable	$1,310	$17,549	$—	$18,859
Accrued expenses	16,404	26,991	—	43,395
Current portion of contingent consideration	—	9,274	—	9,274
Current portion of long-term debt	—	15,863	—	15,863
Current liabilities of discontinued operations	—	8,802	—	8,802
Total current liabilities	17,714	78,479	—	96,193
Deferred income taxes	(33,353)	36,801	—	3,448
Long-term portion of debt	582,446	10,009	—	592,455
Long-term portion of contingent consideration	—	550	—	550
Other long-term liabilities	695	449,747	(446,568)	3,874
Long-term liabilities of discontinued operations	—	22,105	—	22,105
Total shareholders' equity	152,947	246,257	(246,257)	152,947
Total liabilities and equity	$720,449	$843,948	$(692,825)	$871,572

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$76,528	$—	$76,528
Costs and expenses:
Direct operating expenses	—	62,482	—	62,482
General and administrative expenses	5,388	3,317	—	8,705
Depreciation and amortization	108	16,579	—	16,687
Impairment of goodwill	—	104,721	—	104,721
Other, net	1	1	—	2
Total costs and expenses	5,497	187,100	—	192,597
Operating loss	(5,497)	(110,572)	—	(116,069)
Interest expense, net	(11,793)	(304)	—	(12,097)
Other income, net	—	31	—	31
Loss from equity investments	(110,183)	(9)	110,183	(9)
Loss from continuing operations before income taxes	(127,473)	(110,854)	110,183	(128,144)
Income tax (expense) benefit	(640)	671	—	31
Loss from continuing operations	(128,113)	(110,183)	110,183	(128,113)
Income from discontinued operations, net of income taxes	350	—	—	350
Net loss attributable to common stockholders	$(127,763)	$(110,183)	$110,183	$(127,763)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$139,643	$—	$139,643
Costs and expenses:
Direct operating expenses	—	98,791	—	98,791
General and administrative expenses	2,604	6,744	—	9,348
Depreciation and amortization	171	21,414	—	21,585
Impairment of goodwill	—	100,716	—	100,716
Total costs and expenses	2,775	227,665	—	230,440
Operating loss	(2,775)	(88,022)	—	(90,797)
Interest expense, net	(12,273)	(683)	—	(12,956)
Other income, net	—	321	—	321
Loss from equity investments	(126,595)	—	126,595	—
Loss from continuing operations before income taxes	(141,643)	(88,384)	126,595	(103,432)
Income tax (expense) benefit	(3,343)	7,357	—	4,014
Loss from continuing operations	(144,986)	(81,027)	126,595	(99,418)
Loss from discontinued operations, net of income taxes	—	(45,568)	—	(45,568)
Net loss attributable to common stockholders	$(144,986)	$(126,595)	$126,595	$(144,986)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$288,067	$—	$288,067
Costs and expenses:
Direct operating expenses	—	222,055	—	222,055
General and administrative expenses	18,185	12,917	—	31,102
Depreciation and amortization	518	51,947	—	52,465
Impairment of goodwill	—	104,721	—	104,721
Other, net	393	721	—	1,114
Total costs and expenses	19,096	392,361	—	411,457
Operating loss	(19,096)	(104,294)	—	(123,390)
Interest expense, net	(35,986)	(1,151)	—	(37,137)
Other income, net	—	779	—	779
Loss from equity investments	(103,128)	(36)	103,128	(36)
Loss on extinguishment of debt	(1,011)	—	—	(1,011)
Loss from continuing operations before income taxes	(159,221)	(104,702)	103,128	(160,795)
Income tax (expense) benefit	(628)	668	—	40
Loss from continuing operations	(159,849)	(104,034)	103,128	(160,755)
(Loss) income from discontinued operations, net of income taxes	(1,724)	906	—	(818)
Net loss attributable to common stockholders	$(161,573)	$(103,128)	$103,128	$(161,573)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$394,519	$—	$394,519
Costs and expenses:
Direct operating expenses	—	289,125	—	289,125
General and administrative expenses	21,602	26,998	—	48,600
Depreciation and amortization	498	63,368	—	63,866
Impairment of goodwill		100,716		100,716
Total costs and expenses	22,100	480,207	—	502,307
Operating loss	(22,100)	(85,688)	—	(107,788)
Interest expense, net	(36,196)	(1,779)	—	(37,975)
Other income, net	—	374	—	374
Loss from equity investments	(123,837)	(1)	123,837	(1)
Loss on extinguishment of debt	(3,177)	—		(3,177)
(Loss) income from continuing operations before income taxes	(185,310)	(87,094)	123,837	(148,567)
Income tax benefit	5,600	6,913	—	12,513
Loss from continuing operations	(179,710)	(80,181)	123,837	(136,054)
Loss from discontinued operations, net of income taxes	—	(43,656)	—	(43,656)
Net loss attributable to common stockholders	$(179,710)	$(123,837)	$123,837	$(179,710)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$41,911	$13,747	$55,658
Net cash used in operating activities from discontinued operations	—	(708)	(708)
Net cash provided by operating activities	41,911	13,039	54,950
Cash flows from investing activities:
Proceeds from TFI sale	78,897	—	78,897
Proceeds from the sale of property and equipment	255	12,084	12,339
Purchase of property, plant and equipment	—	(16,564)	(16,564)
Increase in restricted cash	(4,250)	—	(4,250)
Net cash provided by (used in) investing activities from continuing operations	74,902	(4,480)	70,422
Net cash used in investing activities from discontinued operations	—	(181)	(181)
Net cash provided by (used in) investing activities	74,902	(4,661)	70,241
Cash flows from financing activities:
Payments on revolving credit facility	(81,647)	—	(81,647)
Payments on vehicle financing and other financing activities	(147)	(9,321)	(9,468)
Net cash used in financing activities from continuing operations	(81,794)	(9,321)	(91,115)
Net cash used in financing activities from discontinued operations	—	(105)	(105)
Net cash used in financing activities	(81,794)	(9,426)	(91,220)
Net increase (decrease) in cash	35,019	(1,048)	33,971
Cash and cash equivalents - beginning of period	13,801	1,615	15,416
Cash and cash equivalents - end of period	48,820	567	49,387
Less: cash and cash equivalents of discontinued operations - end of period	—	—	—
Cash and cash equivalents of continuing operations - end of period	$48,820	$567	$49,387

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(19,793)	$32,738	$12,945
Net cash provided by operating activities from discontinued operations	—	4,754	4,754
Net cash (used in) provided by operating activities	(19,793)	37,492	17,699
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	9,295	9,295
Increase in restricted cash	(1,228)	(41,790)	(43,018)
Net cash used in investing activities from continuing operations	(1,228)	(32,495)	(33,723)
Net cash used in investing activities from discontinued operations	—	(2,043)	(2,043)
Net cash used in investing activities	(1,228)	(34,538)	(35,766)
Cash flows from financing activities:
Proceeds from revolving credit facility	68,725	—	68,725
Payments on revolving credit facility	(48,700)	—	(48,700)
Payments for deferred financing costs	(796)	—	(796)
Payments on vehicle financing and other financing activities	(1)	(5,019)	(5,020)
Net cash provided by (used in) financing activities from continuing operations	19,228	(5,019)	14,209
Net cash used in financing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities	19,228	(5,019)	14,209
Net decrease in cash	(1,793)	(2,065)	(3,858)
Cash and cash equivalents - beginning of period	3,839	5,373	9,212
Cash and cash equivalents - end of period	2,046	3,308	5,354
Less: cash and cash equivalents of discontinued operations - end of period	—	(3,140)	(3,140)
Cash and cash equivalents of continuing operations - end of period	$2,046	$168	$2,214

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Company Overview
Nuverra Environmental Solutions, Inc. is among the largest companies in the United States dedicated to providing comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas. Our strategy is to provide one-stop, total environmental solutions, including delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of oil and natural gas.
To meet our customers’ environmental needs, we utilize a broad array of assets to provide comprehensive environmental solutions. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, liquid waste disposal sites and solid waste disposal and recycling sites. We continue to expand our suite of solutions to customers who demand environmental compliance and accountability from their service providers.
As previously discussed in Note 14 of the Notes to the Condensed Consolidated Financial Statements, during the three months ended September 30, 2014, we completed the organizational realignment of our shale solutions business into three operating divisions, the Northeast, Southern and Rocky Mountain divisions. As previously discussed in Note 15 of the Notes to the Condensed Consolidated Financial Statements, the sale of TFI, which comprised our previously reported industrial solutions business segment, was completed in April 2015 and its results of operations and cash flows earned prior to its sale were presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale areas: includes our operations in the Bakken, Eagle Ford and Permian Basin Shale areas.

•	Gas shale areas: includes our operations in the Marcellus, Utica and Haynesville Shale areas.
We support our customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas. Current services, as well as prospective services in which we have made investments, include (i) fluid logistics via water procurement, delivery, collection, storage, treatment, recycling and disposal, (ii) solid drilling waste collection, treatment, recycling and disposal, (iii) permanent and portable pipeline facilities, water infrastructure services and equipment rental services, and (iv) other ancillary services for E&P companies focused on the extraction of oil and natural gas resources.
Impairment of Goodwill and Long-Lived Assets
Since late 2014, oil and gas prices have declined significantly to their lowest levels since 2009. As a result of the reduced price of oil and gas and the subsequent downturn in the oil and gas industry, we have experienced a decline in demand and pricing for our services. Additionally, similar to the market price of many others in our industry, the market price of our common stock has continued to decline. As a result of these factors, indicators of potential impairment existed as of September 30, 2015 for both goodwill and long-lived assets.
Goodwill
Goodwill is tested for impairment annually as of September 30th, or on an interim basis if events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test has two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The second step of the goodwill impairment test, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with its carrying amount.
As of September 30, 2015, and prior to the goodwill impairment test, the entire goodwill balance of $104.7 million related to the Rocky Mountain division. Therefore, at September 30, 2015, we performed step one of the goodwill impairment test only for the Rocky Mountain division. To measure the fair value of the Rocky Mountain reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based upon the results of the first step of the goodwill impairment test, we concluded that the fair value of the Rocky Mountain reporting unit was less than its carrying value, thereby requiring us to proceed to the second step of the goodwill impairment test. As part of the second step, we determined that for the Rocky Mountain reporting unit, the carrying value of the goodwill (or $104.7 million) exceeded the implied fair value of the reporting unit goodwill (or $0). Accordingly, during the three months ended September 30, 2015, we recognized an impairment charge of $104.7 million related to our Rocky Mountain division, thereby eliminating all remaining goodwill. This impairment charge is shown as "Impairment of goodwill" in the condensed consolidated statement of operations.
During the three months ended September 30, 2014, we recognized an impairment charge of $100.7 million related to our Southern ($66.9 million) and Northeast ($33.8 million) divisions, which is shown as "Impairment of goodwill" in the condensed consolidated statement of operations.
The fair values of each of the reporting units, as well as the related assets and liabilities utilized to determine both the 2015 and 2014 impairment, were measured using Level 2 and Level 3 inputs as described in Note 6.
Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to the sum of the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to various factors, including changes in economic conditions or changes in an asset’s operating performance. Long-lived assets are grouped at the basin level for purposes of assessing their recoverability as we concluded that the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. For assets that do not pass the recoverability test, the asset group's fair value is compared to the carrying amount.  If the asset group's fair value is less than the carrying amount, impairment losses are recorded for the amount by which the carrying amount of such assets exceeds the fair value. Our impairment review of our long-lived assets during the three months ended September 30, 2015, and September 30, 2014, concluded that the undiscounted cash flows of each asset group are greater than the carrying amount and thus were considered recoverable with no long-lived asset impairment present.
If reduced customer activity levels continue to result in decreased demand for our services for a prolonged period of time, or if we otherwise make further downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P trends in the areas in which we operate, in particular the level of drilling and completion activities (which impacts the volume of environmental waste products we manage) and active wells (which impacts the volume of produced water we manage). In general, drilling activity in the oil and gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have driven reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have, in the past, caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling and completion programs, as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. Drilling and completion activities in the oil and "wet" gas basins such as the Eagle Ford, Permian Basin, Utica and Bakken Shale areas experienced a dramatic decline in oil prices that began in the fourth quarter of 2014, which substantially reduced drilling and completion activity in these areas. Accordingly, our customer base has reduced their capital programs and drilling and completion activity levels for 2015. The decrease in demand for our services continued through the third quarter of 2015, and we expect such decrease in demand to continue for the near-term foreseeable future.
Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have built through acquisitions and capital expenditures over the past several years, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica Shale areas, (v) labor costs, which have been generally stable through the periods discussed, (vi) developments in governmental regulations, (vii) seasonality and weather events, and (viii) our health, safety and environmental performance record.
The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue - from predominantly oil shale areas (a)	$47,090	$107,158	$198,338	$296,510
Revenue - from predominantly gas shale areas (b)	29,438	32,485	89,729	98,009
Total revenue	$76,528	$139,643	$288,067	$394,519

Loss from continuing operations before income taxes	(128,144)	(103,432)	(160,795)	(148,567)
Loss from continuing operations	(128,113)	(99,418)	(160,755)	(136,054)
EBITDA (c, d)	(99,360)	(68,891)	(71,193)	(46,726)
_________________________

(a)
Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford and Permian Basin Shale areas. Note that the Utica Shale area was previously included in the oil shale areas until the three months ended September 30, 2015 when it was reclassified as a gas shale area.

(b)
Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Utica and Haynesville Shale areas. Note that the Utica Shale area was previously included in the oil shale areas until the three months ended September 30, 2015 when it was reclassified as a gas shale area.

(c)
Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (or “GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources—EBITDA”.

(d)	The Company's debt covenants referred to in Note 8 of the Notes to the Condensed Consolidated Financial Statements are based on EBITDA adjusted for certain items as defined.
The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2014 Annual Report on Form 10-K.
For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs and also “Risk Factors — Risks Related to Our Company” in Part I, Item 1A of our 2014 Annual Report on Form 10-K.

Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	September 30,		September 30,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
Non-rental revenue	$71,000	$122,474	92.8%	87.7%	$(51,474)	(42.0)%
Rental revenue	5,528	17,169	7.2%	12.3%	(11,641)	(67.8)%
Total revenue	76,528	139,643	100.0%	100.0%	(63,115)	(45.2)%
Costs and expenses:
Direct operating expenses	62,482	98,791	81.6%	70.7%	(36,309)	(36.8)%
General and administrative expenses	8,705	9,348	11.4%	6.7%	(643)	(6.9)%
Depreciation and amortization	16,687	21,585	21.8%	15.5%	(4,898)	(22.7)%
Impairment of goodwill	104,721	100,716	136.8%	72.1%	4,005	4.0%
Other, net	2	—	—%	—%	2	100.0%
Total costs and expenses	192,597	230,440	251.7%	165.0%	(37,843)	(16.4)%
Operating loss	(116,069)	(90,797)	(151.7)%	(65.0)%	(25,272)	(27.8)%
Interest expense, net	(12,097)	(12,956)	(15.8)%	(9.3)%	(859)	(6.6)%
Other income, net	22	321	—%	0.2%	(299)	(93.1)%
Loss from continuing operations before income taxes	(128,144)	(103,432)	(167.4)%	(74.1)%	24,712	23.9%
Income tax benefit	31	4,014	—%	2.9%	3,983	99.2%
Loss from continuing operations	(128,113)	(99,418)	(167.4)%	(71.2)%	28,695	28.9%
Income (loss) from discontinued operations, net of income taxes	350	(45,568)	0.5%	(32.6)%	45,918	(100.8)%
Net loss attributable to common stockholders	$(127,763)	$(144,986)	(166.9)%	(103.8)%	$(17,223)	(11.9)%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets and/or through water midstream assets owned by us to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended September 30, 2015 was $71.0 million, down $51.5 million, or 42.0%, from $122.5 million in the prior year period. In both the Northeast and Rocky Mountain divisions, lower drilling and completion activities during the quarter, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in the prior year. Lower non-rental revenue in the Southern division was driven by our exit from the Mississippian (“MidCon”) shale area, pricing pressures and overall reduced drilling and completion activities.
Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended September 30, 2015 was $5.5 million, down $11.6 million, or 67.8%, from $17.2 million in the prior year period. The decrease was the result of lower utilization of the Company’s equipment rental fleet in conjunction with reductions in drilling and completion activities due to lower oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2015 decreased $36.3 million to $62.5 million compared to the prior year period. The decrease in direct operating expenses is primarily attributable to lower compensation expenses and fuel costs, as well as repairs and maintenance costs associated with decreased activities and our 2015 cost-management initiatives. Direct operating expenses in the three months ended September 30, 2015 included a $0.8 million loss on the sale of assets, while the three months ended September 30, 2014 included a $2.5 million gain on the sale of assets.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2015 amounted to $8.7 million, down $0.6 million from $9.3 million in the prior year period. The decrease is primarily due to lower bad debt expense due to a decrease in business activities and a focused effort on timely collection, and lower compensation expense as a result of our 2015 cost-managment initiatives, partially offset by an increase in legal expenses. During the three months ended September 30, 2014, general and administrative expenses were reduced by $3.7 million related to a decline in market value of the 0.8 million shares issued during the period in connection with the settlement of Shareholder Litigation, along with a reduction in the accrual for related legal fees.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2015 was $16.7 million, down $4.9 million, or 22.7%, from $21.6 million in the prior year period. The decrease is primarily attributable to the write-off of the intangible assets in the Rocky Mountain division as of December 31, 2014, resulting from the long-lived asset impairment charges totaling $112.4 million recorded in 2014.
Other, net
We recorded charges of approximately $2.0 thousand in the three months ended September 30, 2015 related to our plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area and the Tuscaloosa Marine Shale logistics business.
Interest Expense, net
Interest expense, net during the three months ended September 30, 2015 was $12.1 million, slightly lower than the $13.0 million in the prior year period primarily due to lower borrowings on the ABL Facility.
Other Income, net
Other income, net was $22.0 thousand for the three months ended September 30, 2015 compared to $0.3 million in the prior year period.
Income Taxes
Income tax benefit was $31.0 thousand in the three months ended September 30, 2015, compared to $4.0 million in the prior year period. As described below, the primary items impacting income taxes for the three-month period ended September 30, 2015 were the tax impact of the impairment of goodwill and the valuation allowance against our deferred tax assets.
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

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Nine Months Ended		Percent of Revenue
	September 30,		September 30,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
Non-rental revenue	$263,540	$339,617	91.5%	86.1%	$(76,077)	(22.4)%
Rental revenue	24,527	54,902	8.5%	13.9%	(30,375)	(55.3)%
Total revenue	288,067	394,519	100.0%	100.0%	(106,452)	(27.0)%
Costs and expenses:
Direct operating expenses	222,055	289,125	77.1%	73.3%	(67,070)	(23.2)%
General and administrative expenses	31,102	48,600	10.8%	12.3%	(17,498)	(36.0)%
Depreciation and amortization	52,465	63,866	18.2%	16.2%	(11,401)	(17.9)%
Impairment of goodwill	104,721	100,716	36.4%	25.5%	4,005	4.0%
Other, net	1,114	—	0.4%	—%	1,114	100.0%
Total costs and expenses	411,457	502,307	142.8%	127.3%	(90,850)	(18.1)%
Operating loss	(123,390)	(107,788)	(42.8)%	(27.3)%	15,602	14.5%
Interest expense, net	(37,137)	(37,975)	(12.9)%	(9.6)%	(838)	(2.2)%
Other income, net	743	373	0.3%	0.1%	370	99.2%
Loss on extinguishment of debt	(1,011)	(3,177)	(0.4)%	(0.8)%	(2,166)	(68.2)%
Loss from continuing operations before income taxes	(160,795)	(148,567)	(55.8)%	(37.7)%	12,228	8.2%
Income tax benefit	40	12,513	—%	3.2%	(12,473)	(99.7)%
Loss from continuing operations	(160,755)	(136,054)	(55.8)%	(34.5)%	24,701	18.2%
Loss from discontinued operations, net of income taxes	(818)	(43,656)	(0.3)%	(11.1)%	42,838	(98.1)%
Net loss attributable to common stockholders	$(161,573)	$(179,710)	(56.1)%	(45.6)%	$(18,137)	(10.1)%
Non-Rental Revenue
Non-rental revenue for the nine months ended September 30, 2015 was $263.5 million, down $76.1 million, or 22.4% from $339.6 million in the same period of 2014. Similar to the three month comparative periods, in the Rocky Mountain division, lower drilling and completion activities during the year, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in the prior year. Lower non-rental revenue in the Southern division was driven by our exit from the MidCon shale area, pricing pressures and overall reduced drilling and completion activities. These decreases were partially offset in the Northeast division, primarily as a result of increased activities from an expanded customer base as compared to the same period in 2014, and an increase in water treatment revenues as a result of the AWS expansion completed in July 2014.
Rental Revenue
Rental revenue for the nine months ended September 30, 2015 was $24.5 million, down $30.4 million, or 55.3%, from $54.9 million in the prior year period. Similar to the three month comparative periods, the decrease was the result of lower utilization of the Company’s equipment rental fleet, primarily in the Rocky Mountain and Southern divisions, in conjunction with the reduction in drilling and completion activities due to lower oil prices.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2015 were $222.1 million, compared to $289.1 million in the prior year period. The decrease in direct operating expenses is primarily attributable to lower compensation expenses and fuel costs, as well as repairs and maintenance costs associated with decreased activities and our 2015 cost-management initiatives. Direct operating expenses for the nine-months ended September 30, 2015 and September 30, 2014 included a gain on the sale of assets of $0.5 million and $4.4 million, respectively.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2015 amounted to $31.1 million, down $17.5 million from $48.6 million in the prior year period. The higher costs incurred for the nine months ended September 30, 2014 primarily related to approximately $12.3 million of legal and environmental costs for the Texas Cases and Shareholder Litigation. Additionally, as a result of a decrease in business activities and our 2015 cost-management initiatives, we had lower bad debt expense and lower compensation expense during the nine-months ended September 30, 2015.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2015 was $52.5 million, down approximately $11.4 million from $63.9 million in the corresponding period of 2014. The decrease is primarily attributable to the write-off of the intangible assets in the Rocky Mountain division as of December 31, 2014, resulting from the long-lived asset impairment charges totaling $112.4 million recorded in 2014.
Other, net
We recorded a charge totaling approximately $1.1 million in the nine months ended September 30, 2015 to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area and the Tuscaloosa Marine Shale logistics business.
Interest Expense, net
Interest expense, net during the nine months ended September 30, 2015 was $37.1 million, slightly lower than the $38.0 million in the prior year period primarily due to lower borrowings on the ABL Facility.
Other Income, net
Other income, net was $0.7 million for the nine months ended September 30, 2015 compared to $0.4 million in the prior year period.
Loss on Extinguishment of Debt
In connection with the closing of the TFI disposition in April 2015, we amended our ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with the ABL Facility of $1.0 million during the nine months ended September 30, 2015. In February 2014, we entered into the ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with our previous revolving credit facility of approximately $3.2 million during the nine months ended September 30, 2014.
Income Taxes
The income tax benefit for the nine months ended September 30, 2015 was $40.0 thousand compared to $12.5 million in the prior year period. The primary items impacting income taxes for the nine month period ended September 30, 2015 were the tax impact of the impairment of goodwill and the valuation allowance against our deferred tax assets as described in the previous discussion of Income Taxes for the three month comparative periods.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital is from cash on hand, cash generated by our operations and to a lesser extent from borrowings available under our ABL Facility, with additional sources of capital in prior years from additional debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our source of capital for the remainder of 2015 is expected to be from cash on hand and cash generated by our operations. Additionally, in April 2015, we received $74.6 million in net proceeds from the sale of TFI plus an additional $4.25 million which was deposited into an escrow account to satisfy the Company’s indemnification obligations under the purchase agreement and is captured as "Restricted cash" in our condensed consolidating balance sheet. Other sources of cash may include potential sales of assets, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
At September 30, 2015, our total indebtedness was $522.3 million. We have incurred operating losses of $128.1 million and $160.8 million for the three and nine months ended September 30, 2015, respectively, and $99.4 million and $136.1 million for the three and nine months ended September 30, 2014, respectively. Excluding the impact of discontinued operations, cash provided by operating activities was $55.7 million for the nine months ended September 30, 2015 due to a $59.0 million reduction in accounts receivable. At September 30, 2015, we had cash and cash equivalents of $49.4 million and $13.6 million of net availability under the ABL Facility. Given the ongoing oil and gas pricing environment, and the corresponding decline in oil and gas exploration, rig counts, and production activity in the markets that we serve, we anticipate revenues will continue to decline in 2015 and into 2016, which will be partially mitigated by targeted reductions in costs from operations. We expect cash on hand and cash generated from our operations to be sufficient to meet our operating needs for the remainder of 2015. There can be no assurance that our liquidity position will not deteriorate if market conditions for our services worsen. Our financing strategy includes evaluating and pursuing alternatives to our existing debt arrangements including opportunities to restructure our 2018 Notes, selling non-productive assets, managing and lowering our costs and capital spending, and managing our working capital to maximize liquidity.
The following table summarizes our sources and uses of cash from continuing operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
Net cash provided by (used in) continuing operations:	2015	2014
Operating activities	$55,658	12,945
Investing activities	70,422	(33,723)
Financing activities	(91,115)	14,209
Net increase (decrease) in cash and cash equivalents from continuing operations	$34,965	$(6,569)
As of September 30, 2015, we had cash and cash equivalents of $49.4 million, an increase of $36.0 million from December 31, 2014. Historically, we managed our cash flow by drawing on our ABL Facility to fund short-term cash needs and by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our ABL Facility. In 2015, we have not drawn any incremental borrowings under our ABL Facility and have funded day-to-day needs from cash generated by our operations.
Operating Activities
Net cash provided by operating activities was $55.7 million for the nine months ended September 30, 2015. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $1.4 million, down from the $24.9 million generated in the corresponding 2014 period, as described below. Changes in operating assets and liabilities in 2015 provided $54.2 million primarily due to a decrease in accounts receivable which was partially offset by a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses. The non-cash items and other adjustments included $104.7 million in impairment of goodwill, $52.5 million of depreciation and amortization of intangible assets, amortization of deferred financing costs and debt discounts of $3.6 million and stock-based compensation of $1.9 million, partially offset by a $1.2 million gain on disposal of property, plant and equipment.
Net cash provided by operating activities was $12.9 million for the nine months ended September 30, 2014. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $24.9 million. Changes in operating assets and liabilities used $11.9 million primarily due to an increase in accounts receivable which was partially offset by a decrease in prepaid expenses and other receivables and an increase in accounts payable and accrued liabilities. The non-cash items and other adjustments included $100.7 million in impairment of goodwill, $63.9 million of depreciation and amortization of intangible assets and the loss on extinguishment of debt of $3.2 million, partially offset by a deferred income tax benefit of $11.3 million and $4.8 million gain on disposal of property, plant and equipment.
Investing Activities
Net cash provided by investing activities was $70.4 million for the nine months ended September 30, 2015, which primarily consisted of $78.9 million of proceeds from the sale of TFI and $12.3 million of proceeds from the sale of property, plant and equipment, offset by $16.6 million of purchases of property, plant and equipment. Net cash used in investing activities was $33.7 million for the nine months ended September 30, 2014 and consisted primarily of $43.0 million of capital expenditures, partially offset by $9.3 million of proceeds from the sale of property, plant and equipment.

Financing Activities
Net cash used in financing activities was $91.1 million for the nine months ended September 30, 2015 and was comprised of $81.6 million of payments under our credit facilities, $8.4 million of payments under capital leases and notes payable and $1.1 million of other cash requirements.
Net cash provided by financing activities was $14.2 million for the nine months ended September 30, 2014 and consisted of $20.0 million of net borrowings under our prior credit facility, $4.0 million of payments under capital leases and notes payable and $1.8 million in other disbursements.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Due to the difficult 2015 macro environment and the corresponding impact of depressed oil and gas prices, we have sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures (related to continuing operations) for the nine months ended September 30, 2015 totaled $16.6 million compared to $43.0 million for the nine months ended September 30, 2014. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $12.3 million and $9.3 million in the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures for the nine months ended September 30, 2015 and 2014 included scheduled payments for our thermal desorption system as part of the expansion of solids treatment capabilities at our Terrafficient processing facility in the Bakken Shale region and other equipment. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited above. Such equipment additions under capital leases totaled approximately $2.9 million for the nine months ended September 30, 2015. There were no fleet purchases under capital leases for the nine months ended September 30, 2014. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2015, including any growth initiatives, are expected to be financed through cash on hand, cash flow from operations including proceeds from the sale of capital assets subject to certain limitations, borrowings under new credit facilities, issuances of debt or equity, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of September 30, 2015, we had $522.3 million ($521.8 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $101.8 million under the ABL Facility, and $20.5 million of capital leases and installment notes payable for vehicle financings and a notes payable for the purchase of the remaining interest in AWS. There have been no material changes or developments in our debt and its principal terms, except as described under the ABL Facility Amendments below, from Note 10 to the consolidated financial statements of our 2014 Annual Report on Form 10-K.
Sale of TFI
In February 2015, Nuverra entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments. On April 11, 2015, Nuverra and Safety-Kleen completed the TFI disposition as contemplated by the previously disclosed purchase agreement. Pursuant to the purchase agreement, $4.25 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement. Any remaining balance in the escrow account will be released to us 18 months following the closing date. Pursuant to the purchase agreement, the purchase price paid at closing was adjusted based upon an estimated working capital adjustment, which is subject to post-closing reconciliation, to reflect TFI’s actual working capital (calculated in accordance with the purchase agreement) on the closing date. After giving effect to the indemnity escrow, the estimated working capital adjustment and the payment of transaction fees and other expenses, the amount of net cash proceeds used to reduce the outstanding balance under the ABL Facility on the closing date was approximately $74.6 million. The post-closing working capital reconciliation is still in process and may result in an increase or decrease in our final net cash proceeds.
ABL Facility Amendments
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
In May 2015, we entered into a Third Amendment, Consent and Release to Amended and Restated Credit Agreement for the purpose of adding four of our wholly-owned subsidiaries, consisting of Nuverra Rocky Mountain Pipeline, LLC, (or "RMP"), Nuverra Total Solutions, LLC, NES Water Solutions, LLC, and Heckmann Woods Cross, LLC (collectively, the “New Loan Parties”) to the Credit Facility Security Agreement as guarantors.

In November 2015, we entered into a Fourth Amendment, Consent and Release to Amended and Restated Credit Agreement (the "Fourth ABL Facility Amendment"). The Fourth ABL Facility Amendment reduced the maximum revolver availability from $195.0 million to $125.0 million, and institutes an 84% Eligible Equipment NOLV Advance Rate starting February 1, 2016, which falls 1% each month thereafter until the advance rate is reduced to 60%. In addition, the Fourth ABL Facility Amendment releases RMP from all obligations under the ABL Facility, including as guarantor and a grantor under the guaranty and security agreement to the ABL Facility, releases all liens on the assets of RMP and equity interests in RMP to the extent they are transferred to a third party investor and establishes a separate permitted investment basket allowing for additional aggregate investments of up to $5.0 million in RMP. The Fourth ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula beginning November 2, 2015. In connection with the Fourth ABL Facility Amendment we incurred consent fees and legal fees of approximately $0.3 million which will be added to deferred financing costs during the three months ended December 31, 2015. Further, we anticipate the write-off of a portion of the unamortized deferred financing costs associated with our ABL Facility, of approximately $1.1 million during the three months ended December 31, 2015. As of November 2, 2015, the date the Fourth ABL Facility Amendment was executed, we estimate our borrowing availability was less than $5 million, net of required reserves thereunder.
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
The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the ABL Facility), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes and our note payable issued to acquire the remaining interest in AWS, are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. As of September 30, 2015, we remained in compliance with our debt covenants and availability was $38.0 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $24.4 million, resulting in approximately $13.6 million of net availability as of September 30, 2015. In addition, although our ratio of senior secured debt to adjusted EBITDA was less than the maximum of 3.0 to 1.0 as of September 30, 2015, if future operating performance does not improve, we would exceed such limit during the first quarter of 2016, which would constitute an event of default. If such a violation were to occur, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default with our senior unsecured notes. There can be no assurance that the lenders will grant a waiver, and we currently do not have sufficient liquidity, including cash on hand, to repay amounts outstanding under the ABL Facility in order to maintain compliance with such covenant.

The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. In addition to the financial covenants described above, the ABL Facility contains certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to perform an appraisal of the assets comprising our borrowing base. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such repayments.

The Indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness, including incurring new borrowings under our ABL Facility, which would limit our ability to incur incremental new senior secured indebtedness in certain circumstances and access to capital if our fixed charge coverage ratio falls below 2.0 to 1.0. To the extent that the fixed charge coverage ratio (as defined by the Indenture) is below 2.0 to 1.0, the Indenture prohibits our incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indenture. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not maintenance covenants. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period. As a result of the Fourth ABL Facility Amendment, our ability to incur new borrowings under the ABL Facility is limited to a maximum of $125.0 million irrespective of the permitted availability of up to $150.0 million under the 2018 Notes.

The ABL Facility and Indenture covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver, it would result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and Indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by such restrictive covenants. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot guarantee that we will be granted waivers or amendments to the Indenture governing the 2018 Notes, the ABL Facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity.
Our ABL Facility and 2018 Notes come due in early 2018.  We may not have sufficient cash on hand to pay these debts when they come due under their normal maturity schedule.  Therefore, we may seek to refinance, extend or replace our ABL Facility and our 2018 Notes by borrowing debt, issuing securities in the capital markets, using cash on hand or from asset sales or any combination of the foregoing.  Any issuance of equity securities could be materially dilutive to existing stockholders. We cannot guarantee that we will be able to refinance, extend or replace our debt on acceptable terms, or at all, should we seek to do so.  If we are unable to refinance, extend or replace our debts at maturity or meet our payment obligations, our financial condition would be adversely affected.

Off Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenue or expenses, results of operation, liquidity, capital expenditure or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Loss from continuing operations	$(128,113)	$(99,418)	$(160,755)	$(136,054)
Depreciation and amortization	16,687	21,585	52,465	63,866
Interest expense, net	12,097	12,956	37,137	37,975
Income tax benefit	(31)	(4,014)	(40)	(12,513)
EBITDA	$(99,360)	$(68,891)	$(71,193)	$(46,726)
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the nine months ended September 30, 2015 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of accounting pronouncements recently issued that could potentially impact our consolidated financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
See “Legal Matters” in Note 12 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

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

Date: November 5, 2015

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer

/s/ Gregory J. Heinlein
Name:	Gregory J. Heinlein
Title:	Executive Vice President and Chief Financial Officer