Form 10-K
period 2015-12-31
Nuverra Environmental Solutions, Inc.
filed 2016-03-14
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-33816
__________________________________

 (A Delaware Corporation)
 __________________________________
I.R.S. Employer Identification No. 26-0287117
14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254
Telephone: (602) 903-7802
 __________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTCQB
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
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $111.9 million based on the closing sale price on such date as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
The number of shares outstanding of the registrant’s common stock as of February 29, 2016 was 28,181,083.
__________________________________
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2015.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, including the current decline in oil and natural gas prices;

•	the potential benefits of our completed and any future merger, acquisition, disposition and financing transactions, including the disposition of Thermo Fluids Inc.; and

•	plans to increase or decrease operational capacity, including trucks, saltwater disposal wells, frac tanks, landfills, processing and treatment facilities and pipeline construction or expansion.
You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “might,” “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” or similar expressions, and variations or negatives of these words.
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

•
risks associated with our capital structure, including our ability to refinance or restructure our indebtedness to access necessary funding under our existing or future credit facilities and to generate sufficient operating cash flow to meet our debt service obligation;

•	changes in customer drilling, completion and production activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

•	risks associated with our ability to collect outstanding receivables as a result of liquidity constraints on our customers resulting from low oil and/or natural gas prices;

•	difficulties in identifying and completing acquisitions and divestitures, and differences in the type and availability of consideration or financing for such acquisitions and divestitures;

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

•
risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and natural gas extraction businesses, particularly relating to water usage, and the disposal, transportation and treatment of liquid and solid wastes; and

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
Overview
Nuverra Environmental Solutions, Inc. is a leading provider of comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. We provide one-stop, total environmental solutions, including delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of shale oil and natural gas. Headquartered in Scottsdale, Arizona, Nuverra Environmental Solutions, Inc. was incorporated in Delaware on May 29, 2007 as “Heckmann Corporation.” On May 16, 2013, we changed our name to Nuverra Environmental Solutions, Inc. Our address is 14646 N. Kierland Boulevard, Suite 260, Scottsdale, Arizona 85254, and our website is http://www.nuverra.com. The contents of our website are not a part of this Annual Report on Form 10-K and shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we incorporate any such content into such future filing by specific reference thereto.
To meet our customers’ environmental needs, we utilize a broad array of assets to provide a comprehensive environmental solution. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment and processing facilities, and liquid and solid waste disposal sites. We provide a suite of solutions to customers who demand environmental compliance and accountability from their service providers.
The following chart describes our focus on providing comprehensive environmental solutions and the assets we currently utilize or are in the process of implementing to execute on our strategy:

		Delivery		Collection		Treatment		Recycling		Disposal
Solutions	• • •	Fresh water to drilling sites Drilling mud Water procurement	• • •	Liquid waste from hydraulic fracturing Liquid waste from ongoing well production Solid drilling waste	• •	Oily waste water Liquid and solid waste from drilling, completion and ongoing well production	•	Liquid and solid waste from drilling, completion and ongoing well production	•	Liquid and solid waste from drilling, completion and ongoing well production

Assets	• • •	More than 850 trucks Approximately 5,400 tanks 50 miles of produced water collection pipeline			• •
Appalachian Water Services, LLC (“AWS”) plant—a wastewater treatment recycling facility designed to treat and recycle water involved in the hydraulic fracturing process in the Marcellus Shale area
Thermal treatment assets for solid drilling waste
									• •	54 liquid waste disposal wells Solid waste landfill
Our shale solutions business consists of operations in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•
Oil shale areas: includes our operations in the Bakken, the Eagle Ford, and the Permian Basin Shale areas. During 2015, approximately 67.7% of our revenues from continuing operations were derived from these shale areas.

•
Natural gas shale areas: includes our operations in the Marcellus, Utica, and Haynesville Shale areas. During 2015, approximately 32.3% of our revenues from continuing operations were derived from these shale areas.

We support our customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas from shale formations. Current services include: (i) fluid logistics, including via water procurement, delivery, collection, storage, treatment, recycling and disposal; (ii) solid waste collection, treatment, recycling and disposal; (iii) temporary and permanent pipeline facilities and water infrastructure services; (iv) equipment rental services; and (v) other ancillary services for E&P companies focused on the extraction of oil and natural gas resources from shale formations.
As part of our environmental solution for water and water-related services, we serve E&P customers seeking fresh water acquisition, temporary or permanent water transmission and storage, transportation, treatment or disposal of fresh flowback and produced water in connection with shale oil and natural gas hydraulic fracturing operations. We also provide services for water pit excavations, well site preparation and well site remediation. We own a 50-mile underground pipeline network in the Haynesville Shale area for the collection of produced water, a fleet of more than 850 trucks for delivery and collection, and approximately 5,400 storage tanks. We also own or lease 54 operating saltwater disposal wells in the Bakken, Marcellus/Utica, Haynesville, and Eagle Ford Shale areas. During 2015, we acquired the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the non-controlling interest holder, which owns and operates a wastewater treatment facility specifically designed to treat and recycle water resulting from the hydraulic fracturing process in the Marcellus Shale area (see Note 12).
As part of our environmental solution for solid waste, we own an oilfield solids disposal landfill in the Bakken Shale area. The landfill is located on a 60-acre site with permitted capacity of more than 1.7 million cubic yards of airspace. We believe that permitted capacity at this site could be expanded up to 5.8 million cubic yards in the future, subject to receipt of requisite regulatory approvals. During 2014, we completed construction of an advanced solids processing and recycling facility at the landfill site in North Dakota. Nuverra’s process for treating and recycling wet cuttings is named TerrafficientSM, and this process is provided at the facility in North Dakota. TerrafficientSM enables E&P operators to recycle and re-use drill cuttings, bypassing the need for wellsite cuttings pits or special-purpose landfills. The end product resulting from the TerrafficientSM process is intended for re-use in a variety of industrial settings, including road base, general fill and flowable fill for well pads and other commercial applications. We are still in the process of commissioning the facility.
Our shale solutions business is comprised of three geographically distinct divisions, which are further described in Note 20 of the Notes to Consolidated Financial Statements herein:

•	Northeast Division: comprising the Marcellus and Utica Shale areas;

•
Southern Division: comprising the Haynesville, Eagle Ford, Permian, Mississippian and Tuscaloosa Marine Shale areas (we substantially exited the Mississippian and Tuscaloosa Marine Shale areas during the three months ended March 31, 2015), and previously the Barnett Shale area (which we substantially exited during the three months ended March 31, 2014); and

•	Rocky Mountain Division: comprising the Bakken Shale area.
Competitive Strengths
We believe our business possesses the following competitive strengths, which position us to better serve our customers and grow revenue and cash flow:
Leading Transportation and Logistics Network to Control Delivery, Collection, Treatment, Recycling and Disposal.
We operate a transportation and logistics network consisting of more than 850 trucks, 5,400 storage tanks, and 50 miles of produced water collection pipeline. The products we move within our logistics network include fresh water, drilling fluids, liquid waste, solid drilling waste, and oily wastewater. Our business practices and standards promote the safe and responsible collection, treatment, recycling and/or disposal of restricted environmental waste on behalf of our customers. As we expand our treatment, recycling, and disposal solutions, we believe controlling the products that are processed by these assets through our transportation and logistics network is a competitive strength when compared to competitors that rely more heavily on third-party providers for transportation and logistics expertise.
Our Customers are Highly Focused on Environmental Responsibility and Regulatory Compliance.
Our customers are committed to conducting their operations with high levels of environmental responsibility and regulatory compliance. They value a national environmental solutions provider that is focused exclusively on the safe and responsible delivery, collection, treatment, recycling, and disposal of their restricted products. There is a high level of scrutiny on the environmental impact of shale oil and natural gas drilling and production. As a result, we believe there is significant demand for Nuverra’s focus on surface environmental matters. We provide customers the ability to effectively outsource a portion of the regulatory risk surrounding their products, making it possible for them to focus on their core competencies.

National Operating Footprint Appeals to Customers Operating in Multiple Shale Basins.
We are one of the few companies solely focused on surface environmental solutions with a national operating capability and a strong presence in the majority of North American unconventional shale basins. An increasing number of E&P operators have a presence in multiple basins, including a growing number of super majors, majors, and large independent companies. As a result, we believe we have a competitive advantage relative to many smaller local and regional competitors due to our national customer relationships and the demand for consistent and comprehensive solutions to customers' environmental needs across multiple basins.
Differentiated Value Proposition.
We continue to believe the future, long-term growth of domestic production of oil and natural gas in unconventional shale basins presents a unique growth opportunity for companies such as ours that provide comprehensive environmental solutions in a one-stop business model. Despite the decline in oil prices that began in mid-2014, and that we expect to continue throughout 2016, many industry experts and financial analysts are forecasting continuing advances in drilling and completion techniques in the unconventional shale basins in which we operate. These new techniques require significant environmental solutions to manage restricted waste products, and our customers remain committed to the responsible and safe handling of these products. As such, we believe our strategy to provide comprehensive environmental solutions, from collection through treatment, recycling or disposal, provides us with a strong competitive advantage. Many of our competitors offer only a single component of this value chain, with environmental solutions comprising a component of their overall business services. We believe our focus on the spectrum of surface-related environmental solutions makes it possible for us to provide customers with a consistent, compliant, professional, and highly differentiated value proposition.
Operational, Environmental and Regulatory Expertise.
We believe our management team and employees have significant expertise on the issues surrounding environmental waste products and can efficiently and safely provide services to our customers to manage this aspect of their business. We apply this experience to providing excellent service and identifying innovative, efficient solutions for our customers. We expect increasing regulatory compliance will increase the financial and operational burdens on our customers, which may increase demand for our services.
Strategy
Our strategy is to leverage our full-cycle business model to expand relationships with current and new customers and to provide comprehensive environmental solutions, including delivery, collection, treatment, recycling, and disposal of the environmental waste generated from unconventional shale oil and natural gas development and production. The principal elements of our business strategy are to:
Utilize Our Leading Transportation and Logistics Network to Expand Treatment, Recycling, Disposal, Rental and Water Solutions.
We intend to leverage our advanced transportation and logistics system to expand our treatment, recycling, disposal, rental and water midstream pipeline solutions in order to provide efficient and effective methods for the management of solids and fluids throughout the life cycle of customers' wells. We believe as the market in the unconventional shales evolves, customers will increasingly value a one-stop provider for all of their environmental solutions, including treatment, recycling, disposal, rental and water pipeline solutions for liquid and solid waste products. Our current transportation and logistics footprint provides the platform from which we can continue to expand our customer network while retaining our ability to provide safe and comprehensive environmental solutions.
Establish and Maintain Leading Market Positions in Core Operating Areas.
We strive to establish and maintain leading market positions within our core operating areas to realize the benefits and operating efficiencies provided by scale and customer penetration, as well as to maximize our returns on invested capital. As a result, we seek to maintain long-term customer relationships by providing comprehensive solutions in a safe, efficient and environmentally compliant manner. Combined with the increasing number of customers operating in multiple basins, we seek to maintain a continuous dialogue with our customers on a local, regional and national level in order to provide consistent solutions-based approaches to their ongoing environmental needs.
Provide Solutions in a Reliable and Responsible Manner.
We are focused on providing service efficiency and environmental sustainability through responsible practices that comply with all applicable regulatory requirements for our industry. We are committed to protecting the health and safety of our employees, partners and other stakeholders, reducing potential impact to the environment, supporting our communities, and enhancing the operations of our customers by providing exceptional services. These are key tenets that govern our daily activities and support our strategic vision. Our customers require high levels of regulatory, environmental and safety compliance, which we support through continuous employee training, maintenance of our asset base and our approach to developing environmentally sustainable solutions for customers.
Develop and Implement Best Practices to Drive Efficiency and Economy.
We strive to implement best practices throughout our operating divisions, as we continuously seek ways to further enhance operating efficiencies and drive results. In conjunction with these efforts, for example, we have adopted comprehensive, uniform safety programs and training; consolidated a variety of back-office functions in order to expedite throughput; and implemented technologies to enhance the speed and accuracy of field data collection. We believe these programs have contributed to service excellence and differentiate us from our competitors.
Industry Overview
During the past several years, E&P companies have focused on utilizing the vast resource potential available across many of North America’s unconventional shale areas through the application of horizontal drilling and completion technologies, including multi-stage hydraulic fracturing. We believe the majority of the capital for the continued development of shale oil and natural gas resources will be provided in part by large, well-capitalized domestic and international oil and natural gas companies. We believe these companies are highly focused on environmental responsibility, compliance, and regulatory matters and prefer to utilize experienced, highly qualified national vendors.
Advances in drilling technology and the development of unconventional North American hydrocarbon plays allow previously inaccessible or non-economical formations in the earth’s crust to be accessed by utilizing high pressure methods from water injection (or the process known as hydraulic fracturing) combined with proppant fluids (containing sand grains or ceramic beads) to create new perforation depths and fissures to extract natural gas, oil, and other hydrocarbon resources. Significant amounts of water are required for hydraulic fracturing operations, and subsequently, complex water flows, in the forms of flowback and produced water, represent a waste stream generated by these methods of hydrocarbon exploration and production. In addition to the liquid product stream involved in the hydraulic fracturing process, there are also significant environmental solid waste streams that are generated during the drilling and completion of a well. During the drilling process, a combination of the cut rock, or “cuttings,” mixed with the liquid used to drill the well, is returned to the surface and must be handled in accordance with environmental and other regulations. Historically, much of this solid waste byproduct was buried at the well site. We believe customers will increasingly focus on the treatment and offsite disposal or recycling of the solid waste byproduct. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled and completed.
We primarily operate in the Bakken, Marcellus, Utica, Haynesville and Eagle Ford Shale areas.

•
The Bakken and underlying Three Forks formations are the two primary reservoirs currently being developed in the Williston Basin, which covers most of western North Dakota, eastern Montana, northwest South Dakota and southern Saskatchewan. The Bakken formation occupies approximately 200,000 square miles of the subsurface of the Williston Basin in Montana, North Dakota and Saskatchewan. The Three Forks formation lies directly below North Dakota’s portion of the Bakken formation, where oil-producing rock is located between layers of shale approximately two miles underground. According to the United States Geological Survey - Oil and Gas Resource Assessment, the Bakken and Three Forks Shale formations in North Dakota, South Dakota, and Montana contain an estimated 7.4 billion barrels of technically recoverable oil reserves. The Bakken Shale area is one of the most actively drilled unconventional resources in North America, with North Dakota crude oil production at 1.2 million barrels per day as of October 2015, currently ranking second among U.S. states in daily average crude oil production.

•
The Marcellus Shale area is located in the Appalachian Basin in the Northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. The Marcellus Shale is the largest natural gas field in North America with approximately 118.9 trillion cubic feet (or "Tcf") of technically recoverable natural gas, according to the EIA.

•
Adjacent to the Marcellus Shale is the emerging Utica Shale, located primarily in southwestern Pennsylvania and eastern Ohio. Still in the early stages of development, the Utica Shale play has three identified areas: oil, condensate and dry gas. According to the EIA, the Utica Shale is estimated to have approximately 37.4 Tcf of technically recoverable natural gas and 0.9 Tcf of recoverable oil reserve potential.

•
The Haynesville Shale area is located across northwest Louisiana and east Texas, and extends into Arkansas. The Haynesville Shale area is the third largest natural gas-producing basin in North America, with an estimated 70.9 Tcf of technically recoverable natural gas according to the EIA.

•
The Eagle Ford Shale area is a natural gas and oil play located across southern Texas. The play contains a high liquid component, which has led to the definition of three areas: oil, condensate and dry gas. The Eagle Ford Shale is estimated to have approximately 53.4 Tcf of technically recoverable natural gas and 6.9 billion barrels of technically recoverable oil, according to the EIA.

Customers
Our customers include major domestic and international oil and natural gas companies, foreign national oil and natural gas companies and independent oil and natural gas production companies. In the year ended December 31, 2015, our three largest customers represented 16%, 11% and 8%, respectively, of our total consolidated revenues.
Competitors
Our competition includes small regional service providers, as well as larger companies with operations throughout the continental United States and internationally. Our major competitors are Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services, Inc., Key Energy Services, Inc., Nabors Industries Ltd., Waste Connections (R360 Environmental Solutions), Republic Services (Tervita Corporation USA) and Stallion Oilfield Services, Ltd.
We differentiate ourselves from our major competitors by our operating philosophy.  We do not, unlike many of our competitors, conduct hydraulic fracturing and/or workover operations. None of these companies focus exclusively on the surface environmental aspects of unconventional oil and natural gas operations, a key aspect of our strategy as we focus on our fluid and solid waste treatment, recycling, and disposal capabilities.  We believe that offering a comprehensive environmental solution to our customers, which includes certainty of control of products from generation through disposal, recycling or reuse is an important value proposition and will increase in importance over time.  We believe our delivery and collection logistics network is a significant competitive advantage relative to competitors that are focused solely on solids treatment, recycling and disposal operations such as Republic Services (Tervita Corporation USA), Waste Connections, Inc., Waste Management and Clean Harbors, Inc.
Health, Safety & Environment
We are committed to excellence in health, safety and environment ("HS&E") in our operations, which we believe is a critical characteristic of our business. Our customers in the unconventional shale basins, including many of the large integrated and international oil and natural gas companies, require us to meet high standards on HS&E matters. As a result, we believe that being a leading environmental solutions company with a national presence and a dedicated focus on environmental solutions is a competitive advantage relative to smaller, regional companies, as well as companies that provide certain environmental services as ancillary offerings.
Seasonality
Certain of our business divisions are impacted by seasonal factors. Generally, our business is negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, we may be unable to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenue. In addition, these conditions may impact our customers’ operations, and, as our customers’ drilling and/or hydraulic fracturing activities are curtailed, our services may also be reduced.
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
Operating Risks
Our operations are subject to hazards inherent in our industry, including accidents and fires that could cause personal injury or loss of life, damage to or destruction of property, equipment and the environment, suspension of operations and litigation, as described in Note 17 of the Notes to the Consolidated Financial Statements herein, associated with these hazards. Because our business involves the transportation of environmentally regulated materials, we may also experience traffic accidents or pipeline breaks that may result in spills, property damage and personal injury. We have implemented a comprehensive HS&E program designed to minimize accidents in the workplace, enhance our safety programs, maintain environmental compliance and improve the efficiency of our operations.
Discontinued Operations
Our former industrial solutions business, also known as Thermo Fluids Inc. ("TFI"), was sold during the three months ended June 30, 2015. The industrial solutions business previously offered route-based environmental services and waste recycling solutions, providing customers a reliable, high-quality and environmentally responsible solution through a “one-stop shop” of collection and recycling services for waste products including used motor oil (“UMO”), oily water, spent antifreeze, used oil filters and parts washers.
Following an assessment of various alternatives regarding our industrial solutions business in the third quarter of 2013 and a decision to focus exclusively on our shale solutions business, our board of directors approved and committed to a plan to divest TFI in the fourth quarter of 2013. On February 4, 2015, we entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen would acquire TFI for $85 million in an all-cash transaction, subject to working capital adjustments. On April 11, 2015, we completed the TFI disposition with Safety-Kleen as contemplated by the purchase agreement. As of December 31, 2015, approximately $4.3 million of cash remains restricted in an escrow account pending final resolution of working capital adjustments. (See Note 21 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.)
We classified TFI as discontinued operations in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013. The assets and liabilities related to TFI were presented separately as "Assets held for sale" and "Liabilities of discontinued operations" in our consolidated balance sheet at December 31, 2014.
Governmental Regulation, Including Environmental Regulation and Climate Change
Our operations are subject to stringent United States federal, state and local laws and regulations concerning the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Additional laws and regulations, or changes in the interpretations of existing laws and regulations, that affect our business and operations may be adopted, which may in turn impact our financial condition. The following is a summary of the more significant existing health, safety and environmental laws and regulations to which our operations are subject.
Hazardous Substances and Waste
The United States Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as “CERCLA” or the “Superfund” law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies.
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
Air Emissions
The Clean Air Act, as amended, or “CAA,” and similar state laws and regulations restrict the emission of air pollutants and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification or operation of certain projects or facilities and may require use of emission controls.

Global Warming and Climate Change
While we do not believe our operations raise climate change issues different from those generally raised by the commercial use of fossil fuels, legislation or regulatory programs that restrict greenhouse gas emissions in areas where we conduct business or that would require reducing emissions from our truck fleet could increase our costs.
Water Discharges
We operate facilities that are subject to requirements of the United States Clean Water Act, as amended, or “CWA,” and analogous state laws for regulating discharges of pollutants into the waters of the United States and regulating quality standards for surface waters. Among other things, these laws impose restrictions and controls on the discharge of pollutants, including into navigable waters as well as the protection of drinking water sources. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Other requirements for the prevention of spills are established under the United States Oil Pollution Act of 1990, as amended, or “OPA”, which amended the CWA and applies to owners and operators of vessels, including barges, offshore platforms and certain onshore facilities. Under OPA, regulated parties are strictly liable for oil spills and must establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible.
State Environmental Regulations
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
Occupational Safety and Health Act
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
Saltwater Disposal Wells
We operate saltwater disposal wells that are subject to the CWA, the Safe Drinking Water Act, or “SDWA,” and state and local laws and regulations, including those established by the Underground Injection Control Program of the United States Environmental Protection Agency, or “EPA,” which establishes minimum requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. Our saltwater disposal wells are located in Texas, Ohio, North Dakota, Louisiana and Montana. Regulations in many states require us to obtain a permit to operate each of our saltwater disposal wells in those states. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our saltwater wells is likely to result in pollution of freshwater, tremors or earthquakes, substantial violation of permit conditions or applicable rules, or leaks to the environment. Any leakage from the subsurface portions of the saltwater wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and claims by third parties for property damages and personal injuries.

Transportation Regulations
We conduct interstate motor carrier (trucking) operations that are subject to federal regulation by the Federal Motor Carrier Safety Administration, or “FMCSA,” a unit within the United States Department of Transportation, or “USDOT.” The FMCSA publishes and enforces comprehensive trucking safety regulations, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service, referred to as “HOS.” The agency also performs certain functions relating to such matters as motor carrier registration (licensing), insurance, and extension of credit to motor carriers’ customers. Another unit within USDOT publishes and enforces regulations regarding the transportation of hazardous materials, or “hazmat." The waste water and other water flows we transport by truck are generally not regulated as hazmat at this time.
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
Hydraulic Fracturing
Although we do not directly engage in hydraulic fracturing activities, certain of our shale solutions customers perform hydraulic fracturing operations. While we believe that the adoption of new federal and/or state laws or regulations imposing increased regulatory burdens on hydraulic fracturing could increase demand for our services, it is possible that it could harm our business by making it more difficult to complete, or potentially suspend or prohibit, crude oil and natural gas wells in shale formations, increasing our and our customers’ costs of compliance and adversely affecting the services we provide.
Due at least in part to public concerns that have been raised regarding the potential impact of hydraulic fracturing on drinking water, the EPA has commenced a comprehensive study, at the order of the United States Congress, to assess the potential environmental and health impacts of hydraulic fracturing activities. A final draft assessment report was issued by the EPA for peer review and public comment in June 2015. According to the report, the EPA found no evidence that hydraulic fracturing has led to widespread, systemic impacts on drinking water resources in the United States. On October 15, 2012, a rule promulgated by the EPA that established new air emission controls for crude oil and natural gas production and natural gas processing operations became effective. The rule includes New Source Performance Standards, or “NSPS,” to address emissions of sulfur dioxide and volatile organic compounds, or “VOCs,” and a separate set of emission standards to address hazardous air pollutants associated with oil and natural gas production and processing activities. The EPA’s final rule requires the reduction of VOC emissions from crude oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.
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
Employees
As of December 31, 2015, we had approximately 1,365 full time employees, of whom approximately 230 were executive, managerial, sales, general, administrative, and accounting staff, and approximately 1,135 were truck drivers, service providers and field workers. In November 2015, 25 employees in the Utica shale area filed a union representation position. An election was held in December 2015, but due to union misconduct, the election was deemed invalid. The status of the petition remains unresolved. We have not experienced, and do not expect, any work stoppages, and believe that we maintain a satisfactory working relationship with our employees.
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
Risks Related to Our Company
Our business depends on spending by the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control. The substantial and extended decline in oil and natural gas prices has resulted in lower expenditures by our customers, which have had a material adverse effect on our financial condition, results of operations and cash flows, and the continuation of such decline could adversely affect our financial condition, results of operations and cash flows further.
We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. These expenditures are generally dependent on current oil and natural gas prices and the industry’s view of future oil and natural gas prices, including the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. The substantial and extended decline in oil and natural gas prices has resulted in significant reductions in our customers’ operating and capital expenditures. The continuation or extension of such declines in these expenditures could result in project modifications, delays or cancellations, general business disruptions, delays in, or nonpayment of, amounts owed to us, increased exposure to credit risk and bad debts, and a general reduction in demand for our services. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
Industry conditions are influenced by numerous factors over which we have no control, including:

•	the domestic and worldwide price and supply of gas, natural gas liquids and oil, including the natural gas inventories and oil reserves of the United States;

•	changes in the level of consumer demand;

•	the price and availability of alternative fuels;

•	weather conditions;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	actions of the members of the Organization of the Petroleum Exporting Countries or "OPEC," relating to oil price and production controls;

•	the level of excess production and projected rates of production growth;

•	geo-political instability or armed conflict in oil and natural gas producing regions; and

•	overall domestic and global economic and market conditions.
The oil and natural gas industry is currently experiencing a downturn due to an oversupply of global crude oil levels, and moderate North American temperatures with increased supply of natural gas, resulting in dramatic declines in oil and natural gas prices. Since the second half of 2014 and throughout 2015, oil prices have declined substantially from historic highs, are currently at 12-year lows and may remain depressed for the foreseeable future. Historically, downturns in the industry have been characterized by diminished demand for oilfield services and downward pressure on the prices customers are willing to pay for services such as ours. An extended downturn in the oil and natural gas industry could result in a reduction in demand for oilfield services as well as lower prices and operating margins, and could have a material adverse effect on our financial condition, results of operations and cash flows.
In the past, we have experienced periods of low demand and have incurred operating losses. In the future, we may not be able to achieve or maintain our profitability due to an inability to reduce costs, increase revenue, or reduce our debt obligations. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.
Our operating margins and profitability may be negatively impacted by changes in fuel and energy costs. In addition, due to certain fixed costs, our operating margins and earnings may be sensitive to changes in revenues.
Our business is dependent on availability of fuel for operating our fleet of trucks. Changes and volatility in the price of crude oil can adversely impact the prices for these products and therefore affect our operating results. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and natural gas, actions by OPEC and other oil and natural gas producers, war and unrest in oil producing countries, regional production patterns, and environmental concerns.
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

We are currently operating at a loss and have substantial debt and declining liquidity to cover our operations, which raises substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit at December 31, 2015, and a net loss for the fiscal years ended December 31, 2015, 2014, and 2013. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to generate sufficient revenue and reduce costs; however, our cash position may not be sufficient enough to support our daily operations. While we are executing a strategy to generate sufficient revenue and reduce costs to sustain operations, there can be no assurances to that effect. Our ability to continue as a going concern is also dependent upon our ability to restructure our debt to generate sufficient liquidity to meet our obligations and operating needs. We currently do not have enough liquidity, including cash on hand, to service the debt, operations, and pay-down debt to avoid covenant violations. On March 11, 2016, we announced that we entered into a Restructuring Support Agreement with holders of more than 80% of the 2018 Notes related to a restructuring transaction. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Subsequent Events Related to Restructuring” for additional information relating to our proposed restructuring strategy.)

Future charges due to possible impairments of assets may have a material adverse effect on our results of operations and stock price.
As discussed more fully in Note 8 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impairment of Long-Lived Assets and Goodwill” included in Item 7 herein, during the year ended December 31, 2015 we recorded a goodwill impairment charge of $104.7 million. As of December 31, 2015, there is no remaining goodwill on the consolidated balance sheet. Additionally, during the year ended December 31, 2015 we recorded an impairment charge of $5.9 million related to some of the remaining assets in the MidCon basin which we exited earlier in the year. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.
The testing of long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the composition of our reporting units; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or differences in our actual performance compared with estimates of our future performance, could affect the fair value of long-lived assets, which may result in further impairment charges. We perform the assessment of potential impairment at least annually, or more often if events and circumstances require.
Should the value of our long-lived assets become impaired, we would incur additional charges which could have a material adverse effect on our consolidated results of operations and could result in us incurring additional net operating losses in future periods. We cannot accurately predict the amount or timing of any impairment of assets. Any future determination requiring the write-off of a significant portion of long-lived assets, although not requiring any additional cash outlay, could have a material adverse effect on our results of operations and stock price.
The completed sale of the industrial solutions division may present future risks not contemplated at the time of the divestiture and we may not recognize the anticipated benefits from other divestitures we may pursue in the future.
As described in Note 21 of the Notes to the Consolidated Financial Statements herein, in October 2013, our Board of Directors authorized commencement of a process for the sale of TFI, comprising our industrial solutions division. On February 4, 2015, we entered into a material definitive agreement with Safety-Kleen, a subsidiary of Clean Harbors, pursuant to which Safety-Kleen would acquire TFI. On April 11, 2015, we completed the TFI disposition with Safety-Kleen as contemplated by the definitive agreement. As contemplated by the definitive agreement for the sale of TFI, we are required to retain or indemnify the buyer against certain liabilities and obligations, and we may also become subject to third-party claims arising out of such transaction. In addition, we may be subject to legal, financial or operational risks in the future that were not contemplated at the time of the TFI divestiture. We also may evaluate other potential divestiture opportunities with respect to portions of our business (including specific assets or categories of assets) from time to time, and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy and we would be able to realize value for our stockholders in so doing. Any future divestiture could expose us to significant risks, including, without limitation, fees for legal and transaction-related services, diversion of management resources, transaction execution risks (including risks resulting from buyer financing and due diligence contingencies and other closing conditions), loss of key personnel and reduction in revenue. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction, it could adversely affect our financial condition and results of operations. There can be no assurances that we will obtain any necessary consents of governmental authorities or other third parties, including consent of the lenders under our credit facility that might be required in order for us to effectuate any divestiture. The completed sale of TFI took the form of a stock sale rather than a sale of TFI’s assets which resulted in a significant capital loss for tax purposes. The goodwill impairment charges recorded during the years ended December 31, 2014 and 2013 did not result in a reduction of our tax basis in the stock of TFI. We are not able to carry any recognized capital loss resulting from the sale of TFI stock back to prior years as we did not generate capital gains nor pay any federal tax during such prior carryback years. We also do not currently expect to have significant capital gains in the five succeeding carryforward tax years to offset the capital loss carryforward. Consequently, we expect that any deferred tax asset resulting from the capital loss generated from the sale of TFI stock will require a valuation allowance.

We depend on the continued service of Mark D. Johnsrud, our Chief Executive Officer and Chairman, and other senior management.
Our success is largely dependent on the skills, experience and efforts of our people and, in particular, the continued services of Mr. Johnsrud, our Chief Executive Officer and Chairman. The loss of the services of Mr. Johnsrud, or of other members of our senior management, could have a negative effect on our business, financial condition and results of operations and future growth, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline, or by current or potential providers of debt financing, which may make it more difficult or costly to refinance outstanding indebtedness or incur new or additional indebtedness. We do not carry key-person life insurance on any of our senior management.
Our Chief Executive Officer and Chairman, Mark D. Johnsrud, owns a significant amount of our voting stock and may have interests that differ from other shareholders. Mr. Johnsrud, as a significant shareholder, may, therefore, take actions that are not in the interest of other shareholders.
Mark D. Johnsrud, Chief Executive Officer and Chairman, owns shares representing approximately 36% of our common stock as of December 31, 2015, and, therefore, he has significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions. In addition, Mr. Johnsrud, as Chief Executive Officer and Chairman, has the power to exert significant influence over our corporate management and policies. Circumstances may occur in which the interests of Mr. Johnsrud, as a significant shareholder, could be in conflict with the interests of other shareholders, and Mr. Johnsrud would have significant influence to cause us to take actions that align with his interests. Should conflicts of interest arise, we can provide no assurance that Mr. Johnsrud would act in the best interests of our other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

In addition, an entity owned and controlled by Mr. Johnsrud held $31.4 million in principal amount of the outstanding $400.0 million aggregate principal amounts of 9.875% Senior Notes due 2018 as of December 31, 2015.
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
The hazards and risks associated with the transport, storage, and handling, treatment and disposal of our customers’ waste (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. As more fully described in Note 17 of the Notes to Consolidated Financial Statements herein, due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Significant capital expenditures are required to conduct our business.
The development of our business and services, excluding acquisition activities, requires substantial capital expenditures. During the year ended December 31, 2015, we made capital expenditures of approximately $19.2 million, which primarily related to expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. Additionally, we continued to invest in our solids treatment capabilities at our Bakken Shale landfill site. We continue to focus on finding ways to improve the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. In addition to capital expenditures required to maintain our current level of business activity, we may incur capital expenditures to support future growth of our business. We currently plan to decrease our level of capital expenditures for 2016, as compared to 2015, due to the continued decline in drilling activities and oil and natural gas prices. Prolonged reductions or delays in capital expenditures could delay or diminish future cash flows and adversely affect our business and results of operations. Our planned capital expenditures for 2016 are expected to be financed through cash flow from operations, borrowing under existing or new credit facilities if available, issuances of debt or equity, capital leases, other financing structures, or a combination of the foregoing. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to reduce or defer our capital spending, or pursue other funding alternatives which may not be as economically attractive to us, which in turn could have a materially adverse effect on our financial condition, results of operations and cash flows.
The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation and/or modify the benefits provided to our employees in future periods.
We employed approximately 750 truck drivers as of December 31, 2015. Maintaining a staff of qualified truck drivers is critical to the success of our operations. We and other companies in the oil and natural gas industry suffer from a high turnover rate of drivers. The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing equipment. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could be forced to, among other things, increase driver compensation and/or modify our benefit packages, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability. Additionally, in anticipation of or in response to geographical and market-related fluctuations in the demand for our services, we strategically relocate our equipment and personnel from one area to another, which may result in operating inefficiencies, increased labor, fuel and other operating costs and could adversely affect our growth and profitability. As a result, our driver and employee training and orientation costs could be negatively impacted. We also utilize the services of independent contractor truck drivers to supplement our trucking capacity in certain shale areas on an as-needed basis. There can be no assurance that we will be able to enter into these types of arrangements on favorable terms, or that there will be sufficient qualified independent contractors available to meet our needs, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers represented 16%, 11% and 8%, respectively, of our total consolidated revenues for the year ended December 31, 2015 and in total equaled 26% of our consolidated accounts receivable at December 31, 2015. The loss of all, or even a portion, of the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. A reduction in exploration, development and production activities by key customers due to the current declines in oil and natural gas prices, or otherwise, could have a material adverse effect on our financial condition, results of operations and cash flows.
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

The fees charged to customers under our agreements with them may not escalate sufficiently, or may decline too precipitously to cover our costs and the agreements may be suspended in some circumstances, which would affect our profitability.
Under our agreements with our customers, we may be unable to increase the fees that we charge our customers at a rate sufficient to offset any increases in our costs. Likewise, customers may seek pricing declines more precipitously than our ability to reduce costs. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events. Force majeure events may include (but are not limited to) events such as revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, the effects could have a material adverse effect on our financial condition, results of operations and cash flows.
We operate in competitive markets, and there can be no certainty that we will maintain our current customers or attract new customers or that our operating margins will not be impacted by competition.
The industries in which our business operates are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources. Competition has intensified during this downturn, and could further intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing similar services to those that we provide that will compete with our services. We cannot assure you that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In addition, the current declines in oil and natural gas prices may result in competitors moving resources from higher-cost exploration and production areas to relatively lower-cost exploration and production areas where we are located thereby increasing supply and putting further downward pressure on the prices we can charge for our products and services, including our rental business. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Risks Related to Our Indebtedness

We have a substantial level of indebtedness and we may not be able to generate sufficient cash flow to meet our debt service and other obligations. We may refinance the ABL Facility and the 2018 Notes by borrowing debt, issuing securities in the capital markets, using cash on hand or from asset sales or any combination of the foregoing. In the absence of any such refinancing, we may need to obtain a waiver from our lenders under the ABL Facility or we may seek to restructure under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), which will adversely affect our financial condition and impair potential recoveries by creditors, including the lenders under our ABL Facility and the holders of our 2018 Notes, and by holders of our common stock.

We are highly leveraged and a substantial portion of our liquidity needs results from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2015, we had $520.6 million ($520.2 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $101.8 million under the ABL Facility, and $18.8 million of capital leases and installment notes payable for vehicle financings and a note payable for the purchase of the remaining interest in AWS. As of February 29, 2016 our cash on hand was $20.7 million, after making $20.0 million in payments on the ABL Facility in January and February of 2016, thus reducing the amount outstanding under the ABL Facility to $81.8 million. As of February 29, 2016 our borrowing availability was $0.7 million, net of required reserves thereunder. We have incurred operating losses from continuing operations of $195.2 million and $457.2 million for the years ended December 31, 2015 and 2014, respectively. Given the current environment in the oil and natural gas industry, and the corresponding decline in oil and natural gas exploration, rig counts, and production activity in the markets that we serve, we anticipate revenues will continue to decline in 2016 over 2015. There can be no assurance that our liquidity position will not deteriorate if market conditions for our services worsen.

The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes and our note payable issued to acquire the remaining interest in AWS, are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA less capital expenditures to fixed charges to be at least 1.1 to 1.0. As of December 31, 2015, we remained in compliance with our financial covenants; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $15.6 million. In addition, although our ratio of senior secured debt to adjusted EBITDA was less than the maximum of 3.0 to 1.0 as of December 31, 2015, if future operating performance does not improve or if our senior secured debt is not sufficiently repaid, we would exceed such limit as early as the first quarter of 2016, which would constitute an event of default. During the first quarter of 2016, the agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. In connection with the preliminary results, which were not final as of the date of this filing, the lenders applied an $18.0 million reserve against our availability based on the estimated decline to our borrowing base. As a result, we made cumulative payments of $20.0 million during January and February of 2016, thus reducing the amount outstanding under the ABL Facility to $81.8 million as of February 29, 2016. If our ratio of senior secured debt to adjusted EBITDA were to exceed the maximum limit, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default with our senior unsecured notes. There can be no assurance that the lenders will grant a waiver, and we currently do not have sufficient liquidity, including cash on hand, to repay amounts outstanding under the ABL Facility in order to maintain compliance with such covenant.

Our financing strategy includes evaluating and pursuing alternatives to our existing debt arrangements including opportunities to restructure our ABL Facility and the 2018 Notes, selling non-productive assets, managing and lowering our costs and capital spending, and managing our working capital to maximize liquidity. On March 11, 2016, we announced that we entered into a Restructuring Support Agreement with holders of more than 80% of the 2018 Notes related to a restructuring transaction. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Subsequent Events Related to Restructuring” for additional information relating to our proposed restructuring strategy.) If our financing strategy is unsuccessful or if we breach any financial covenants, we may need to obtain a waiver from our lenders under the ABL Facility, a consent from the holders of our 2018 Notes or be required to repay the outstanding indebtedness thereunder. There can be no assurance that such a waiver or consent would be granted or that the amounts outstanding under the ABL Facility and the 2018 Notes will not be accelerated, in which case we may need to restructure under the Bankruptcy Code.

In such circumstance, we would likely attempt to pursue an orderly restructuring, for example, through a ‘‘pre-packaged’’ or ‘‘pre-negotiated’’ bankruptcy proceeding, but there can be no assurance that we would be able to do so. In order for any proposed plan of reorganization to be confirmed, the Bankruptcy Code, in addition to other legal requirements, requires that at least one impaired class of creditors votes to accept the plan of reorganization. In order for a class to approve a plan of reorganization, approval of over one-half in number of creditors and at least two-thirds in claim amount by those who vote in each impaired class of creditors are required. In addition to obtaining the required votes, the requirements for a bankruptcy court to approve a plan of reorganization include, among other judicial findings, that:

•	we acted in accordance with the applicable provisions of the Bankruptcy Code; and

•	the plan of reorganization has been proposed in good faith and not by any means forbidden by law.

In the event at least one class of impaired creditors or interest holders does not vote to accept the plan of reorganization, we would have to satisfy the ‘‘cram down’’ requirements of the Bankruptcy Code and show that the plan of reorganization does not unfairly discriminate and is fair and equitable with respect to those classes of claims and interests that did not vote to accept the plan of reorganization.

We may not be able to obtain approval of a disclosure statement and/or the required votes or the required judicial approval to the proposed plan of reorganization promptly, if at all. In such event, a prolonged Chapter 11 bankruptcy proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement any proposed plan of reorganization. In addition, if a plan of reorganization is not confirmed by the bankruptcy court, we may be forced to liquidate our assets.

If a bankruptcy proceeding is commenced, it is also possible that the bankruptcy court may dismiss the proceeding or otherwise decide to abstain from hearing it on procedural grounds. In addition, the confirmation and effectiveness of any plan of reorganization would be subject to certain conditions and requirements in addition to those described above that may not be satisfied, and the bankruptcy court may conclude that the requirements for confirmation and effectiveness have not been satisfied.
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
As of December 31, 2015, we had approximately $520.2 million of indebtedness, net of premiums and discounts of $0.4 million, outstanding on a consolidated basis, including our $400.0 million aggregate principal amount of 9.875% Senior Notes due 2018 (the "2018 Notes"), $101.8 million under our asset-based revolving credit facility (the “ABL Facility”) and $18.8 million of capital leases and installment notes payable for vehicle financings and a note payable for the purchase of the remaining interest in AWS. We had approximately $0.7 million of net availability under our credit facility as of February 29, 2016.
Our primary source of capital is from borrowings available under our ABL Facility, as well as from cash generated by our operations with additional sources of capital in prior years from additional debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our expected sources of capital in 2016 are expected to be from cash generated by our operations and, if available, borrowings under our ABL Facility. Other sources of cash may include potential sales of assets, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
Given the current macro environment and oil and natural gas prices, we experienced a decline in revenues in 2015 and anticipate a further decline in revenues in 2016, with corresponding reductions in costs from operations.  In this environment, we continuously strive to have sufficient cash generated by operations to meet our operating needs. Our financing strategy includes closely monitoring and lowering our operating costs and capital spending, and managing our working capital to enhance liquidity. Based on our current expectations and projections, we believe that our available cash, together with availability under the ABL Facility and other debt arrangements currently being negotiated including the Restructuring Support Agreement disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Subsequent Events Related to Restructuring," will be sufficient to fund our operations, capital expenditures and interest payments under our debt obligations through at least the first quarter of 2017, which is our current, one-year forecast period.
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
Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to the 2018 Notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control. We provide no assurances that we will be able to continue to service our debt obligations or refinance our debt when it comes due or that alternative debt arrangements including the Restructuring Support Agreement currently being negotiated will be successful. In addition, the indenture governing the 2018 Notes and the credit facility documentation contain restrictive covenants that will affect our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.
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
Our interest expense related to the 2018 Notes, the borrowings under our credit facility, and our other indebtedness was approximately $49.2 million in the year ended December 31, 2015. Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally or other risks described in our reports filed with the SEC. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay or diminish future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
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
Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, some or all of which may be secured. As of February 29, 2016 we had approximately $0.7 million of net availability under our credit facility. In addition, the indenture governing the 2018 Notes and the credit facility documentation allow us to issue additional debt, including additional notes, as well as capital leases and project finance obligations along with other forms of indebtedness, under certain circumstances. Although the terms of the credit facility and the indenture governing the 2018 Notes limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring additional debt for specific purposes or under certain circumstances, some or all of which may be secured. If new debt is added to our current debt levels, the related risks that we now face to satisfy our obligations could increase. The effects of this risk could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The credit facility and the indenture governing the 2018 Notes contain covenants that restrict our and our subsidiaries’ ability to take various actions, such as:

•	transferring or selling assets;

•	paying dividends or distributions, buying subordinated indebtedness or securities, making certain investments or making other restricted payments;

•	incurring or guaranteeing additional indebtedness or issuing preferred stock;

•	making loans to employees for the purpose of purchasing equity interests in the Company;

•	creating or incurring liens;

•	incurring dividend or other payment restrictions affecting subsidiary guarantors;

•	consummating a merger, consolidation or sale of all or substantially all our assets;

•	entering into transactions with affiliates;

•	making investments in non-guarantor and unrestricted subsidiaries;

•	engaging in business other than a business that is the same or similar, reasonably related, complementary or incidental to our business;

•	making acquisitions;

•	making capital expenditures;

•	entering into sale and leaseback transactions;

•	repurchasing shares of our common stock on the open market; and

•	prepaying, redeeming or repurchasing debt prior to stated maturities.

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

As of December 31, 2015, we remained in compliance with our financial covenants and availability was $16.5 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $15.6 million, resulting in approximately $0.9 million of net availability as of December 31, 2015. In addition, although our ratio of senior secured debt to adjusted EBITDA was less than the maximum of 3.0 to 1.0 as of December 31, 2015, if future operating performance does not improve, we would exceed such limit as early as the first quarter of 2016, which would constitute an event of default. If such a violation were to occur, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Acceleration by the lenders of amounts outstanding under the ABL Facility due to the event of default would create an event of cross default with our 2018 Notes. There can be no assurance that the lenders will grant a waiver, and we currently do not have sufficient liquidity, including cash on hand, to repay amounts outstanding under the ABL Facility in order to maintain compliance with such covenant.

The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. In addition to the financial covenants described above, the ABL Facility contains certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four appraisals including one field examination, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such repayments.

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

The ABL Facility and Indenture covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our ability to comply with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver, it would result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and Indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
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
Risks Related to Our Common Stock

We were delisted from the New York Stock Exchange, and there may be a limited trading volume for our common stock on the OTCQB.

In January 2016, our common stock was delisted from the New York Stock Exchange (“NYSE”). Our common stockcurrently trades on the OTCQB under the symbol NESC, and there may be limited trading volume for our common stock.  As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock. Because of limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire. The inability to sell your shares in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

The delisting of our common stock from the NYSE could adversely affect institutional investor interest in holding or acquiring our common stock and otherwise reduce the number of investors willing to hold or acquire our common stock. This could negatively affect our ability to raise capital necessary to maintain operations and service our debt. In addition, the delisting of our common stock from the NYSE may cause a loss of confidence among our employees and customers and otherwise negatively affect our financial condition, results of operations and cash flows.
We do not now, and are not expected to in the foreseeable future, meet the listing standards of the NYSE or any other national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQB. As a result of the limited trading volume for our common stock, investors may be unable to sell shares of common stock at the times or in the quantities desired and therefore may be required to hold some or all of their shares for an indefinite period of time.
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
Until our common stock was delisted in January 2016, our common stock traded on the New York Stock Exchange, or “NYSE,” since our initial public offering. The trading price of our common stock has ranged from a high of $107.40 on September 3, 2008 to a low of $0.13 on January 20, 2016. The reported price of our common stock on the OTCQB on February 29, 2016 was $0.31 per share.
We may issue a substantial number of shares of our common stock in the future and stockholders may be adversely affected by the issuance of those shares.
We may raise additional capital or refinance or restructure our existing debt by issuing shares of common stock, which will increase the number of common shares outstanding and may result in substantial dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have previously issued 1.8 million shares of common stock at a total price of $80.1 million under a shelf registration statement on Form S-3 with the SEC and we could seek to issue new debt, equity and hybrid securities in the future. In addition, we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements, and may do so in connection with financings, acquisitions, the settlement of litigation and other strategic transactions in the future. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our stockholders.
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
Provisions of our certificate of incorporation and bylaws, each as amended and restated, and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our management and board of directors. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	establishing a classified board of directors, so that only approximately one-third of our directors are elected each year;

•	providing our board of directors the ability to set the number of directors and to fill vacancies on the board of directors occurring between stockholder meetings;

•	providing that directors may only be removed for “cause” and only by the affirmative vote of the holders of at least a majority in voting power of our issued and outstanding capital stock; and

•	limiting the ability of our stockholders to call special meetings.
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
Demand for our services depends, in large part, on the level of exploration and production of oil and natural gas and the oil and natural gas industry’s willingness to purchase our services. Most of our customer base uses hydraulic fracturing to drill new oil and natural gas wells. Hydraulic fracturing is a process that is used to release hydrocarbons, particularly natural gas, from certain geological formations. The process involves the injection of water (typically mixed with significant quantities of sand and small quantities of chemical additives) under pressure into the formation to fracture the surrounding rock and stimulate movement of hydrocarbons through the formation. The process is typically regulated by state oil and natural gas commissions and has been exempt (except when the fracturing fluids or propping agents contain diesel fuels) since 2005 from United States federal regulation pursuant to the SDWA.
The EPA is conducting a comprehensive study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices. The results of the EPA study and House investigation could lead to restrictions on hydraulic fracturing. On February 11, 2014, the EPA released revised underground injection control (UIC) program permitting guidance for wells that use diesel fuels during hydraulic fracturing activities. EPA developed the guidance to clarify how companies can comply with a law passed by Congress in 2005, which exempted hydraulic fracturing operations from the requirement to obtain a UIC permit, except in cases where diesel fuel is used as a fracturing fluid. In a February 5, 2014 memorandum, EPA’s Inspector General (IG) announced plans to evaluate how EPA and the states have used their regulatory authority to address potential impacts of hydraulic fracturing on water resources. The IG reportedly will “evaluate what regulatory authority is available to the EPA and states, identify potential threats to water resources from hydraulic fracturing, and evaluate the EPA’s and states’ responses to them.” In addition, the EPA finalized regulations under the CAA in October 2012 regarding certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells and, in October 2011, announced its intention to propose regulations by 2014 under the CWA to regulate wastewater discharges from hydraulic fracturing and other natural gas production. The EPA has also announced that it will propose rules on effluent limitations for the treatment of discharge of wastewater resulting from hydraulic fracturing in early 2015. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing, including, for example, requiring disclosure of chemicals used in the fracturing process or seeking to repeal the exemption from the SWDA. If adopted, such legislation would add an additional level of regulation and necessary permitting at the federal level and could make it more difficult to complete wells using hydraulic fracturing. Similar laws and regulations with respect to chemical disclosure also exist or are being considered by the United States Department of Interior and in several states, including certain states in which we operate, that could restrict hydraulic fracturing. The Delaware River Basin Commission is also considering regulations which may impact “hydrofracturing” water practices in certain areas of Pennsylvania, New York, New Jersey and Delaware. Some local governments have also sought to restrict drilling in certain areas.

Additionally, in response to concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators have adopted or are considering additional requirements related to seismic safety for hydraulic fracturing activities. For example, in January 2012, the Ohio Department of Natural Resources issued a temporary moratorium on the development of hydraulic fracturing disposal wells in northeast Ohio due to minor earthquakes reported in the area. In Texas, the Texas Railroad Commission (the "RRC") amended its existing oil and natural gas disposal well regulations to require applicants for new disposal wells to conduct seismic activity searches utilizing the U.S. Geological Survey to assess whether the RRC should impose limits on existing wells, including a temporary injection ban. Finally, the state of Arkansas imposed a moratorium on waste water injection in certain areas due to concerns that hydraulic fracturing may be related to increased earthquake activity. Such laws and regulations could delay or curtail production of oil and natural gas by our customers, and thus reduce demand for our services.
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
Our customers have been affected by moratoriums that have been imposed on the issuance of permits for drilling and completion activities in certain jurisdictions. For example, in December 2010, the State of New York imposed a moratorium on certain drilling and completion activities. In 2011, the state announced plans to lift the moratorium, however, in December 2014 the state announced that it intended to take action to prohibit certain drilling and completion activities, including hydraulic fracturing, in the state. A similar moratorium has been in place within the Delaware River Basin pending issuance of regulations by the Delaware River Basin Commission. Other states, including Texas, Arkansas, Pennsylvania, Wyoming and Colorado, have enacted laws and regulations applicable to our business activities, including disclosure of information regarding the substances used in hydraulic fracturing. California is presently considering similar requirements. The EPA published a rule on January 9, 2014 requiring oil and natural gas companies using hydraulic fracturing off the coast of California to disclose the chemicals they discharge into the ocean. Some of the drilling and completion activities of our customers may take place on federal land, requiring leases from the federal government to conduct such drilling and completion activities. In some cases, federal agencies have canceled oil and natural gas leases on federal lands. Consequently, our operations in certain areas of the country may be interrupted or suspended for varying lengths of time, causing a loss of revenue and potentially having a materially adverse effect on our financial condition, results of operations and cash flows.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance and warehouse facilities, a landfill facility, a water treatment facility and well disposal sites in 10 states. We also own or lease 54 saltwater disposal wells in Texas, Ohio, North Dakota, Louisiana and Montana as of December 31, 2015. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under our credit facility) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses.
We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.
Item 3. Legal Proceedings
We are party to legal proceedings and potential claims arising in the ordinary course of our business, including, but not limited to, claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. See “Legal Matters” in Note 17 of the Notes to the Consolidated Financial Statements herein for a description of our legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company is a Delaware corporation and was formerly named Heckmann Corporation. At the 2013 annual meeting of shareholders, our shareholders approved an amendment to our Certificate of Incorporation to change our name from “Heckmann Corporation” to “Nuverra Environmental Solutions, Inc.” Our shares began trading on the New York Stock Exchange ("NYSE") under our new name and stock ticker symbol “NES,” effective as of the market open on May 20, 2013.
On December 3, 2013, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect a one-for-ten reverse split of our common stock and our common stock began trading on the NYSE on a split-adjusted basis on the same date. No fractional shares were issued in connection with the reverse stock split. Furthermore, proportional adjustments were made to stock options, warrants, and restricted stock units. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in this Annual Report on Form 10-K.
The table below presents the intra-day high and low price per share of our common stock, as reported by the NYSE, for each of the quarters in the years ended December 31, 2014 and 2015, respectively:

For the Year Ending December 31, 2014	High	Low
First Quarter	$20.60	$13.17
Second Quarter	$20.68	$15.32
Third Quarter	$21.29	$12.90
Fourth Quarter	$15.11	$4.80

For the Year Ending December 31, 2015	High	Low
First Quarter	$5.73	$1.65
Second Quarter	$6.78	$3.45
Third Quarter	$6.29	$1.26
Fourth Quarter	$2.28	$0.41
On January 19, 2016, we received notification from the NYSE Regulation, Inc. that trading of our common stock on the NYSE would be suspended before the opening of trading on January 20, 2016. The NYSE suspended trading and initiated delisting procedures with respect to our common stock as we had fallen below the NYSE's continued listing standard requiring an average global market capitalization during a consecutive 30 trading-day period of not less than $15.0 million. As a result of being delisted by the NYSE, our common shares began trading on the OTCQB Market beginning January 20, 2016 under the ticker symbol "NESC."
Holders
As of February 29, 2016, there were 384 holders of record of our common stock. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.” We estimate that as of December 31, 2015, there were approximately 17,000 beneficial holders of our common stock.
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
Unregistered Sales of Equity Securities
We did not make any sales of unregistered equity securities during the year ended December 31, 2015.

Repurchases of Equity Securities
During the year ended December 31, 2015, we did not repurchase any options or warrants for shares of our common stock, nor did we repurchase any shares of our common stock on the open market.
Recent Performance
The following performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Stock Performance Graph
The following performance graph compares the performance of our common stock to the S&P 500 Index, the Dow Jones Industrial Average Index (DJIA), the Russell 2000 Index and a peer group as established by management. The peer group consists of the following companies, each of which was selected on an industry and/or line-of business basis: Key Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Pioneer Energy Services Corp. We feel that the Russell 2000 Index and the selected peer group provides a more meaningful comparison to our common stock's performance, and intend to compare our performance to these two indices going forward.
The graph below compares the cumulative five-year total return to holders of our common stock with the cumulative total returns of the listed S&P 500 Index, the DJIA Index, the Russell 2000 Index and our peer group. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 at January 1, 2011 and tracks the return on the investment through December 31, 2015.

Company / Index	January 1, 2011	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
NES	$100.00	$132.21	$80.12	$33.38	$11.03	$1.01
S&P 500 Index	100.00	100.00	113.40	146.97	163.71	162.52
DJIA Index	100.00	105.53	113.19	143.18	153.95	150.51
Russell 2000 Index	100.00	95.57	111.54	154.70	162.49	155.21
Peer Group	100.00	86.22	66.40	86.08	69.85	50.74
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
Statement of Operations Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except per share data)
Revenue	$356,699	$536,282	$525,816	$256,671	$156,837
Loss from operations (1)(2)(3)(4)(5)	(144,839)	(417,654)	(149,659)	(37,574)	(5,412)
Loss from continuing operations (1)(2)(3)(4)(5)	(195,167)	(457,178)	(134,040)	(6,597)	(108)
(Loss) income from discontinued operations (2)(3)(6)	(287)	(58,426)	(98,251)	9,124	(22,898)
Net (loss) income attributable to common stockholders	(195,454)	(515,604)	(232,291)	2,527	(23,006)
Weighted average shares outstanding used in computing net (loss) income per basic and diluted common share	27,681	26,090	24,492	14,994	11,457
Basic and diluted loss per share from continuing operations	$(7.05)	$(17.52)	$(5.47)	$(0.44)	$(0.01)
Basic and diluted (loss) income per share from discontinued operations	$(0.01)	$(2.24)	$(4.01)	$0.61	$(2.00)
Net (loss) income per basic and diluted share	$(7.06)	$(19.76)	$(9.48)	$0.17	$(2.01)

(1)
Loss from operations and loss from continuing operations for the year ended December 31, 2015 includes a goodwill impairment charge of $104.7 million, restructuring charges of $7.1 million, approximately $1.4 million in litigation and environmental charges and the write-off of a portion of the unamortized deferred financings costs associated with amendments to the asset-based revolving credit facility of approximately $2.1 million.

(2)
Loss from operations and loss from continuing operations for the year ended December 31, 2014 included a goodwill impairment charge of $304.0 million, a long-lived asset impairment charge of $112.4 million, approximately $8.8 million in litigation and environmental charges and the write-off of a portion of the unamortized deferred financing costs associated with the Amended Revolving Credit Facility of approximately $3.2 million. Additionally, as a result of the on-going sales process of our industrial solutions division, we recorded charges totaling $74.4 million, which is included within "Loss from discontinued operations, net of income taxes" in our consolidated statement of operations herein.

(3)
During the fourth quarter of 2013, our board of directors approved and committed to a plan to divest our Thermo Fluids Inc. ("TFI") subsidiary, which comprises our industrial solutions business. Subsequently, the sales process began and as a result, we considered TFI to be held for sale. As such, all prior periods were restated to reflect TFI as discontinued operations. 2013 results included a $98.5 million goodwill impairment charge associated with our industrial solutions business in loss from discontinued operations. On April 11, 2015, we completed the TFI disposition with Safety-Kleen, Inc. for $85.0 million in an all-cash transaction, subject to working capital adjustments. See “Assets Held for Sale and Discontinued Operations” in Note 21 of the Notes to the Consolidated Financial Statements herein for further information. Loss from operations and loss from continuing operations for the year ended December 31, 2013 included a long-lived asset impairment charge of $111.9 million, $24.6 million in litigation settlement charges and the write-off of $4.3 million of investments.

(4)
Loss from operations and loss from continuing operations for the year ended December 31, 2012 included merger and acquisition costs of $7.7 million, impairment charges of $2.4 million and $3.7 million related to write-downs of the carrying values of a customer intangible asset and saltwater disposal wells, respectively, and a $1.4 million charge to accrue for the estimated costs of remediation and testing to comply with Louisiana Department of Environmental Quality requirements. In addition, loss from continuing operations for the year ended December 31, 2012 included a $2.6 million charge for the write-off of unamortized deferred financing costs due to the repayment and replacement of our prior credit facility. 2012 results also included amounts from the acquisitions of Keystone Vacuum, Inc. and related entities, Thermo Fluids Inc., Homer Enterprises, Inc., JB Transportation Services, Inc. (“All Phase”), Appalachian Water Services, LLC and Badlands Power Fuels, LLC from their transaction dates of February 3, 2012, April 10, 2012, May 31, 2012, June 15, 2012, September 1, 2012 and November 30, 2012, respectively. Finally, 2012 also included an income tax benefit from the release of a $38.5 million valuation allowance associated with net operating losses because of a determination that the realization of the associated deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that we acquired in the TFI acquisition and the Power Fuels merger.

(5)
2011 results include amounts from the acquisitions of Bear Creek, LLC, Devonian Industries, Inc., Sand Hill Foundation, LLC, Excalibur Energy Services, Inc., Blackhawk, LLC and Consolidated Petroleum, Inc. from their acquisition dates of April 1, 2011, April 4, 2011, April 12, 2011, May 5, 2011 and June 14, 2011, respectively. Loss from continuing operations for the year ended December 31, 2011 also included charges of $2.1 million for start-up and commissioning costs associated with a pipeline in the Haynesville Shale area.

(6)
On September 30, 2011, we completed the disposition, through a sale and abandonment, of the China Water bottled water business. The business has, for all periods presented herein, been reported as discontinued operations for financial reporting purposes.

Balance Sheet Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Consolidated balance sheet data:
Cash and cash equivalents (1)	$39,309	$13,367	$8,783	$14,776	$80,194
Total current assets	92,317	154,672	161,691	165,981	139,761
Property, plant and equipment, net (2)	406,188	475,982	498,541	579,022	270,054
Goodwill (2)	—	104,721	408,696	415,176	90,008
Total assets (2)(3)	531,327	871,572	1,410,763	1,644,339	539,681
Current portion of long-term debt (4)	508,417	4,863	5,464	4,699	11,914
Current liabilities	553,795	96,193	124,538	86,470	49,329
Long-term portion of debt (4)	11,758	592,455	549,713	561,427	132,156
Total liabilities	569,598	718,625	766,394	796,578	197,871
Total equity of Nuverra Environmental Solutions, Inc.	(38,271)	152,947	644,369	847,761	341,810

(1)	The decrease to cash and cash equivalents in 2012 was due primarily to the use of cash to fund 2012 merger and acquisition activity.

(2)
Goodwill was reduced to zero in 2015 as a result of a goodwill impairment charge of $104.7 million. The 2014 decrease in goodwill and total assets related to a goodwill and long-lived asset impairment charge of $304.0 million and $112.4 million, respectively. 2013 results included an impairment of long-lived assets of $111.9 million. The 2012 increases to property, plant and equipment, goodwill and total assets were due to the 2012 acquisition and merger transactions.

(3)
Total assets as of December 31, 2014 and 2013 also reflect a reduction in goodwill relating to an impairment of $48.0 million and $98.5 million, respectively, for TFI which was included in assets held for sale at those year ends. Additionally, total assets as of December 31, 2014 also reflected a reduction in intangible assets of $26.4 million for TFI.

(4)
In April 2012 and November 2012, we issued $250.0 million and $150.0 million, respectively, aggregate principal amount of 9.875% senior unsecured notes due 2018 ("2018 Notes") to partially finance the acquisition of TFI and the merger with Power Fuels. As a result of the probability of breaching one of the financial covenants if we are not successful at restructuring our debt (as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Subsequent Events Related to Restructuring”), the carrying value of the ABL Facility and the 2018 Notes was reclassified as current in the consolidated balance sheet as of December 31, 2015.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements, and the Notes and Schedules related thereto, which are included in this Annual Report.
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
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•
Oil shale areas: includes our operations in the Bakken, Eagle Ford, Mississippian and Tuscaloosa Marine (both of which we substantially exited during the three months ended March 31, 2015) and Permian Basin Shale areas.

•	Natural gas shale areas: includes our operations in the Marcellus, Utica, Haynesville and Barnett (which we substantially exited during the three months ended March 31, 2014) Shale areas.
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
To meet our customers’ environmental needs, Nuverra utilizes a broad array of assets to provide comprehensive environmental solutions. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. We continue to expand our suite of solutions to customers who demand environmental compliance and accountability from their service providers.
As a result of our historical acquisition activity to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide, we have accumulated a large level of indebtedness. Due to the continued decline in oil and natural gas prices, and the resulting decrease in drilling and completion activities, there is lower demand for our services. The decrease in demand for our services, which we expect to continue into 2016, impacts our overall liquidity and our ability to generate sufficient cash to meet our debt obligations and operating needs.
Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have resulted in reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs, as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. Drilling and completion activities in the oil and "wet" gas basins such as the Eagle Ford, Permian Basin, Utica and Bakken shale areas experienced a dramatic decline in oil prices that began in the fourth quarter of 2014, which substantially reduced drilling and completion activity in these areas. Accordingly, our customer base reduced their capital programs and drilling and completion activity levels for 2015. We anticipate that the decrease in demand for our services will continue into 2016.
Our results are also driven by a number of other factors, including (i) our available inventory of equipment, which we have built through acquisitions and capital expenditures over the past several years, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica Shale areas, (v) labor costs, which have been generally increasing through the periods discussed due to tight labor market conditions and increased government regulation, including the Affordable Care Act, (vi) developments in governmental regulations, (vii) seasonality and weather events and (viii) our health, safety and environmental performance record.
The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue - from predominantly oil shale areas (a)	$241,403	$403,371	$373,410
Revenue - from predominantly natural gas shale areas (b)	115,296	132,911	152,406
Total revenue	356,699	536,282	525,816

Loss from continuing operations before income taxes	(195,284)	(469,641)	(207,135)
Loss from continuing operations	(195,167)	(457,178)	(134,040)
EBITDA (c, d)	(75,579)	(332,844)	(54,196)
_________________________

(a)
Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford, Mississippian and Tuscaloosa Marine (prior to our substantial exit from the Mississippian and Tuscaloosa Marine basins during the three months ended March 31, 2015) and Permian Basin Shale areas. Note that the Utica Shale area was previously included in the oil shale areas until the three months ended September 30, 2015 when it was reclassified as a natural gas shale area.

(b)
Represents revenues that are derived from predominantly natural gas-rich areas consisting of the Marcellus, Utica, Haynesville and Barnett Shale areas (prior to our substantial exit from the Barnett basin during the three months ended March 31, 2014). Note that the Utica Shale area was previously included in the oil shale areas until the three months ended September 30, 2015 when it was reclassified as a natural gas shale area.

(c)
Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (“GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources - EBITDA” discussed later on.

(d)
The financial covenants referred to in Note 11 of the Notes to the Consolidated Financial Statements are based on EBITDA adjusted for certain items as defined in the debt agreements. Most notably, long-lived asset and goodwill impairments are allowed to be adjusted out of EBITDA in calculating the Adjusted EBITDA for the asset-based revolving credit facility financial covenant.

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
As discussed in Note 20 of the Notes to the Consolidated Financial Statements herein, during the three months ended September 30, 2014, we completed the organizational realignment of our shale solutions business into three operating divisions, the Northeast, Southern and Rocky Mountain divisions. On February 4, 2015, we entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire Thermo Fluids Inc. ("TFI") for $85.0 million in an all-cash transaction, subject to working capital adjustments. On April 11, 2015, we completed the TFI disposition with Safety-Kleen. As a result, TFI's assets and liabilities, results of operations and cash flows are presented as discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2015, as well as for the years ended December 31, 2014 and 2013 when it was considered held for sale (See Note 21 in the Notes to the Consolidated Financial Statements).

For trends affecting our business and the markets in which we operate see “Trends Affecting our Operating Results” presented above and also “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Impairment of Long-Lived Assets and Goodwill
Since late 2014, oil and natural gas prices have declined significantly to their lowest levels since 2003 and 1999, respectively. As a result of the reduced price of oil and natural gas and the subsequent downturn in the oil and natural gas industry, we have experienced a decline in demand and pricing for our services. Additionally, similar to the market price of many others in our industry, the market price of our common stock has continued to decline. As a result of these factors, indicators of potential impairment existed during 2015 for both goodwill and long-lived assets.

As of September 30, 2015, and prior to the annual goodwill impairment test, the entire goodwill balance of $104.7 million related to the Rocky Mountain division. Therefore, at September 30, 2015, we performed step one of the goodwill impairment test only for the Rocky Mountain division. To measure the fair value of the Rocky Mountain reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based upon the results of the first step of the goodwill impairment test, we concluded that the fair value of the Rocky Mountain reporting unit was less than its carrying value, thereby requiring us to proceed to the second step of the goodwill impairment test. As part of the second step, we determined that for the Rocky Mountain reporting unit, the carrying value of the goodwill (or $104.7 million) exceeded the implied fair value of the reporting unit goodwill (or $0). Accordingly, during the three months ended September 30, 2015, we recognized an impairment charge of $104.7 million related to our Rocky Mountain division, thereby eliminating all remaining goodwill. This impairment charge is shown as "Impairment of goodwill" in the consolidated statement of operations.

During the three months ended December 31, 2015, due to the continued decline in activities in all basins as a result of further decreasing oil prices, we determined it was no longer cost effective to move the remaining equipment still located in the Mississippian (or "MidCon") basin (which we exited during the three months ended March 31, 2015) to other basins as originally planned. Additionally, based upon current market re-sale prices, we determined that we should keep the remaining equipment for future use in other basins when activities increase rather than sell these assets. Based upon these facts, we determined that the MidCon basin should be a separate asset group for purposes of reviewing our long-lived assets for impairment during the three months ended December 31, 2015. As of December 31, 2015, we have total long-lived assets of $423.1 million that remain subject to impairment. Continued drops in oil and natural gas prices and rig counts, combined with lower revenues than expected would likely result in further asset impairments.

Our impairment review of our long-lived assets during the three months ended December 31, 2015, concluded that the undiscounted cash flows for all asset groups other than than the MidCon basin were greater than the carrying amount, thus additional impairment analyses were not required. For the MidCon basin, which did not pass the recoverability test, the asset group's fair value was compared to the carrying amount.  As the asset group's fair value was less than the carrying amount, an impairment charge of $5.9 million was recorded for the amount by which the carrying amount exceeded the fair value. This impairment charge was recorded to "Other, net" in the consolidated statement of operations as part of restructuring expenses related to the exit of the MidCon Shale area (Note 9). If reduced customer activity levels continue to result in decreased demand for our services for a prolonged period of time, or if we otherwise make further downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.
During the year ended December 31, 2014, we recognized total impairment charges of $416.4 million. During the three months ended September 30, 2014, in coordination with our annual goodwill impairment test, we recognized a goodwill impairment charge of $100.7 million ($66.9 million in the Southern division and $33.8 million in the Northeast division), which is included in "Impairment of goodwill" in our consolidated statement of operations. During the three months ended December 31, 2014, due to the continued significant decline in oil and natural gas prices and the market condition of our common stock, we recognized an impairment charge of $112.4 million related to the customer relationship intangible asset in the Rocky Mountain division which is reported in "Impairment of long-lived assets" in our consolidated statement of operations. Additionally during the three months ended December 31, 2014, we recognized a goodwill impairment charge for the Rocky Mountain division of $203.3 million, which was included in "Impairment of goodwill" in the our consolidated statement of operations.
During the year ended December 31, 2013, we recognized long-lived asset impairment charges totaling $111.9 million for write-downs to the carrying values of our freshwater pipeline in the Haynesville Shale basin of $27.0 million and certain other long-lived assets including customer relationships and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett Shale basins, which is characterized as "Impairment of long-lived assets" in the consolidated statement of operations.

Results of Operations
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Year Ended		Percent of Revenue
	December 31,		December 31,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
Non-rental revenue	$327,655	$463,418	91.9%	86.4%	$(135,763)	(29.3)%
Rental revenue	29,044	72,864	8.1%	13.6%	(43,820)	(60.1)%
Total revenue	356,699	536,282	100.0%	100.0%	(179,583)	(33.5)%
Costs and expenses:
Direct operating expenses	279,881	392,458	78.5%	73.2%	(112,577)	(28.7)%
General and administrative expenses	39,327	59,187	11.0%	11.0%	(19,860)	(33.6)%
Depreciation and amortization	70,511	85,880	19.8%	16.0%	(15,369)	(17.9)%
Impairment of long-lived assets	—	112,436	—%	21.0%	(112,436)	(100.0)%
Impairment of goodwill	104,721	303,975	29.4%	56.7%	(199,254)	(65.5)%
Other, net	7,098	—	2.0%	—%	7,098	(100.0)%
Total costs and expenses	501,538	953,936	140.6%	177.9%	(452,398)	(47.4)%
Loss from operations	(144,839)	(417,654)	(40.6)%	(77.9)%	(272,815)	(65.3)%
Interest expense, net	(49,194)	(50,917)	(13.8)%	(9.5)%	(1,723)	(3.4)%
Other income (expense), net	894	2,107	0.3%	0.4%	1,213	(57.6)%
Loss on extinguishment of debt	(2,145)	(3,177)	(0.6)%	(0.6)%	(1,032)	(32.5)%
Loss from continuing operations before income taxes	(195,284)	(469,641)	(54.7)%	(87.6)%	(274,357)	(58.4)%
Income tax benefit	117	12,463	—%	2.3%	(12,346)	(99.1)%
Loss from continuing operations	(195,167)	(457,178)	(54.7)%	(85.2)%	(262,011)	(57.3)%
Loss from discontinued operations, net of income taxes	(287)	(58,426)	(0.1)%	(10.9)%	(58,139)	(99.5)%
Net loss attributable to common stockholders	$(195,454)	$(515,604)	(54.8)%	(96.1)%	$(320,150)	(62.1)%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets and/or through water midstream assets owned by us to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the year ended December 31, 2015 was $327.7 million, down $135.8 million, or 29.3%, from $463.4 million for the year ended December 31, 2014. In the Rocky Mountain division, lower drilling and completion activities during the year, as well as pricing pressures, led to lower non-rental revenue as compared to the prior year. Lower non-rental revenue in the Southern division was driven by our exit from the Mississippian shale area and Tuscaloosa Marine Shale logistics business, pricing pressures and overall reduced drilling and completion activities. These decreases were partially offset in the Northeast division due to increased activities from an expanded customer base as compared to the same period in the prior year, and an increase in water treatment revenues as a result of the AWS expansion completed in July 2014.
Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental period, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the year ended December 31, 2015 was $29.0 million, down $43.8 million, or 60.1%, from $72.9 million for the year ended December 31, 2014. The decrease was the result of lower utilization of our rental fleet primarily in the Rocky Mountain and Southern divisions, in conjunction with the reduction in drilling and completion activities due to lower oil prices.

Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2015 were $279.9 million, versus $392.5 million for the year ended December 31, 2014, a decrease of 28.7%. The decrease in direct operating expenses is primarily attributable to lower compensation expenses and fuel costs, as well as repairs and maintenance costs associated with decreased activities. Additionally, we implemented various cost-management initiatives to reduce direct operating expenses given the decrease in activities due to lower oil and natural gas prices.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2015 were $39.3 million, down $19.9 million from $59.2 million for the year ended December 31, 2014. The decrease in general and administrative expenses is primarily due to a decrease in business activities and our cost-management initiatives, which resulted in lower bad debt expense and lower compensation expense during the year ended December 31, 2015. Additionally, the year ended December 31, 2014 included $2.1 million of integration and rebranding costs, along with $6.3 million of legal and environmental expenses for the Texas Cases and Shareholder Litigation, which did not occur in such magnitude in 2015.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2015 was $70.5 million, down approximately $15.4 million from $85.9 million for the year ended December 31, 2014. The decrease is primarily attributable to the write-off of the intangible assets in the Rocky Mountain division as of December 31, 2014, resulting from the long-lived asset impairment charges totaling $112.4 million in 2014.
Other, net
We recorded a charge totaling approximately $7.1 million in the year ended December 31, 2015 to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian shale area and the Tuscaloosa Marine Shale logistics business. Included in the $7.1 million of restructuring charges is approximately $5.9 million for the impairment of certain assets in the Mississippian shale area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Long-Lived Assets and Goodwill", as well as Note 8 and Note 9 in the Notes to the Consolidated Financial Statements herein for further discussion.
Impairment of Long-Lived Assets
No charges were recorded to the impairment of long-lived assets line for the year ended December 31, 2015. The long-lived asset impairment charges of $112.4 million for the year ended December 31, 2014 consisted of the write-off of our customer relationship intangible located in our Rocky Mountain division following impairment testing that resulted from triggering events that occurred during the three months ended December 31, 2014, including the significant decline in oil and natural gas prices and the market price of the our common stock. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Long-Lived Assets and Goodwill" and Note 8 of the Notes to the Consolidated Financial Statements herein.
Impairment of Goodwill
Goodwill impairment amounted to $104.7 million for the year ended December 31, 2015 and related to our Rocky Mountain division, thereby eliminating all remaining goodwill on the consolidated balance sheet, as a result of our annual impairment test during the three months ended September 30, 2015. For the year ended December 31, 2014, total goodwill impairment charges were $304.0 million and represented a $33.8 million, $66.9 million, and $203.3 million reduction of the carrying value of goodwill associated with our Northeast, Southern and Rocky Mountain divisions, respectively, following impairment testing that resulted from triggering events that occurred throughout the year, including the significant decline in oil and natural gas prices and the market price of our common stock, as well as a redefinition of our reporting unit structure. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Long-Lived Assets and Goodwill" and Note 8 of the Notes to the Consolidated Financial Statements herein.
Interest Expense, net
Interest expense, net during the year ended December 31, 2015 was $49.2 million compared to $50.9 million for the year ended December 31, 2014. The decrease in interest expense was primarily attributable to lower borrowings on the asset-based revolving credit facility (the “ABL Facility”) during the year ended December 31, 2015, as compared to the borrowings on the ABL Facility during the year ended December 31, 2014.

Other Income (Expense), net
Other income (expense), net was $0.9 million of income for the year ended December 31, 2015 compared to $2.1 million of income for the year ended December 31, 2014. The decrease in other income (expense), net was primarily attributable to a $2.0 million gain related to a change in the fair value of our Heckmann Water Resources (CVR), Inc. contingent consideration obligation recognized in the year ended December 31, 2014, which reduced the obligation to zero.
Loss on Extinguishment of Debt
During the year ended December 31, 2015, as a result of two amendments to our ABL Facility, we wrote-off a portion of the unamortized deferred financings costs associated with the ABL Facility of approximately $2.1 million. In February 2014, we entered into the ABL Facility and wrote-off a portion of the unamortized deferred financing costs associated with our previous Amended Revolving Credit Facility of approximately $3.2 million during the year ended December 31, 2014.
Income Taxes
The income tax benefit for the year ended December 31, 2015 was $0.1 million (a 0.0% effective rate) compared to $12.5 million (effective rate of 2.7% ) in the prior year. The lower effective tax benefit rate in 2015 is primarily the result of the tax impact of the impairment of goodwill and an increased valuation allowance related to deferred tax assets.

We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life, generally expiring between the years 2029 and 2035 and capital losses, which have a five year carryforward expiring in 2020. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued losses, at December 31, 2015, we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets and, as a result, a valuation allowance continues to be required to be recorded against our deferred tax assets. Accordingly, we have recorded a valuation allowance of approximately $171.7 million as of December 31, 2015.
Loss from Discontinued Operations
Loss from discontinued operations in the years ended December 31, 2015 and 2014 represents the financial results of TFI, which comprised our industrial solutions business, which was sold in April of 2015. Such loss, which is presented net of income taxes, was $0.3 million and $58.4 million for the years ended December 31, 2015 and 2014, respectively. The 2014 loss includes impairment charges of $74.4 million. See Note 21 in the Notes to the Consolidated Financial Statements herein for additional information.

Results of Operations
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Year Ended		Percent of Revenue
	December 31,		December 31,		Increase (Decrease)
	2014	2013	2014	2013	2014 versus 2013
Non-rental revenue	$463,418	441,421	86.4%	83.9%	$21,997	5.0%
Rental revenue	72,864	84,395	13.6%	16.1%	(11,531)	(13.7)%
Total revenue	536,282	525,816	100.0%	100.0%	10,466	2.0%
Costs and expenses:
Direct operating expenses	392,458	388,353	73.2%	73.9%	4,105	1.1%
General and administrative expenses	59,187	75,087	11.0%	14.3%	(15,900)	(21.2)%
Depreciation and amortization	85,880	99,236	16.0%	18.9%	(13,356)	(13.5)%
Impairment of long-lived assets	112,436	111,900	21.0%	21.3%	536	0.5%
Impairment of goodwill	303,975	—	56.7%	—%	303,975	100.0%
Other, net	—	899	—%	0.2%	(899)	(100.0)%
Total costs and expenses	953,936	675,475	177.9%	128.5%	278,461	41.2%
Loss from operations	(417,654)	(149,659)	(77.9)%	(28.5)%	267,995	179.1%
Interest expense, net	(50,917)	(53,703)	(9.5)%	(10.2)%	(2,786)	(5.2)%
Other income (expense), net	2,107	(3,773)	0.4%	(0.7)%	(5,880)	(155.8)%
Loss on extinguishment of debt	(3,177)	—	(0.6)%	—%	3,177	(100.0)%
Loss from continuing operations before income taxes	(469,641)	(207,135)	(87.6)%	(39.4)%	262,506	126.7%
Income tax benefit	12,463	73,095	2.3%	13.9%	(60,632)	(82.9)%
Loss from continuing operations	(457,178)	(134,040)	(85.2)%	(25.5)%	323,138	241.1%
Loss from discontinued operations, net of income taxes	(58,426)	(98,251)	(10.9)%	(18.7)%	(39,825)	(40.5)%
Net loss attributable to common stockholders	$(515,604)	$(232,291)	(96.1)%	(44.2)%	$283,313	122.0%
Non-Rental Revenue
Non-rental revenue for the year ended December 31, 2014 was $463.4 million, up $22.0 million from $441.4 million for the year ended December 31, 2013. The increase in revenues in our Rocky Mountain division was driven by improved pricing as our activity levels remained constant in 2014 as compared to 2013, coupled with higher revenues from the solids management services. Some of these gains were offset by decreased logistics and disposal activity levels in the Southern division and, to a lesser extent, the Northeast division which were partially mitigated by increases in overall pricing. Additionally, our business in the Northeast was negatively impacted by severe winter weather earlier in 2014, as well as the interruption of the operations of our largest customer in the region due to a natural gas well explosion and fire.
Rental Revenue
Rental revenue for the year ended December 31, 2014 was $72.9 million, down $11.5 million, or 13.7%, from $84.4 million for the year ended December 31, 2013. The decrease was the result of lower utilization of the Company’s rental fleet primarily in the Rocky Mountain division driven by increased competition and customer efficiencies.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2014 were $392.5 million, versus $388.4 million for the year ended December 31, 2013, an increase of less than 2%. Overall repairs and maintenance increased while fuel costs decreased. Compensation and benefits costs were lower in the Southern and Northeast divisions, offset by the Rocky Mountain division. Additionally, we recorded a gain of $4.4 million related to the disposal of certain transportation assets in 2014, which was partially offset by a charge of $1.9 million related to a contract settlement. Direct operating expenses as a percentage of revenue was nearly flat for the year ended December 31, 2014 when compared to the prior year period.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2014 amounted to $59.2 million, down $15.9 million from $75.1 million for the year ended December 31, 2013. General and administrative expenses in the year ended December 31, 2014 included approximately $2.1 million of integration and rebranding costs which were completed during the year. Additionally, we recorded $6.3 million of legal and environmental expenses, including for the Texas Cases and Shareholder Litigation. For the year ended December 31, 2013, general and administrative expenses included charges totaling $24.6 million for the settlement of the 2010 Derivative Action and 2010 Class Action litigation, along with integration and rebranding costs of $8.2 million. Excluding the impact of these items, the higher general and administrative expenses in 2014 are chiefly attributable to increased personnel costs associated with higher staffing levels, costs related to the termination of an executive employment agreement and certain severance costs.
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
Impairment of Long-Lived Assets
Long-lived asset impairment amounted to $112.4 million for the year ended December 31, 2014, and consisted of the write-off of our customer relationship intangible located in our Rocky Mountain division following impairment testing that resulted from triggering events occurring in the three months ended December 31, 2014, including the significant decline in oil and natural gas prices and the market price of our common stock. Additionally, we recorded long-lived asset impairment charges of $111.9 million for the year ended December 31, 2013, which primarily consisted of write-downs totaling $108.4 million of the carrying values of our freshwater pipeline and certain other assets in the Haynesville, Eagle Ford and Barnett Shale basins. We also recognized a $3.5 million charge in 2013 to write down certain operating assets in connection with our decision to significantly curtail operations in the Tuscaloosa Marine Shale area. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Long-Lived Assets and Goodwill" and Note 8 of the Notes to the Consolidated Financial Statements herein.
Impairment of Goodwill
Goodwill impairment amounted to $304.0 million for the year ended December 31, 2014, and represents a $33.8 million, $66.9 million, and $203.3 million reduction of the carrying value of goodwill associated with our Northeast, Southern and Rocky Mountain divisions, respectively, following impairment testing that resulted from triggering events occurring throughout the year ended December 31, 2014, including the significant decline in oil and natural gas prices and the market price of our common stock, as well as a redefinition of our reporting unit structure. No goodwill impairment was recorded for the year ended December 31, 2013. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Long-Lived Assets and Goodwill" and Note 8 of the Notes to the Consolidated Financial Statements herein.
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

Other Income (Expense), net
Other income (expense), net was $2.1 million of income for the year ended December 31, 2014 compared to $3.8 million of expense for the year ended December 31, 2013. The year-to-year change in other income (expense), net was primarily attributable to a $2.0 million gain related to a change in the fair value of our Heckmann Water Resources (CVR), Inc. contingent consideration obligation. Additionally, during the year ended December 31, 2013 we recognized a $3.8 million write-down to our cost-method investment in Underground Solutions, Inc. ("UGSI") (Note 19) and a $1.0 million loss incurred in the first quarter of 2013 as a result of a “make-whole” agreement with the seller of TFI in connection with a decline in the value of shares of our common stock held in escrow following the acquisition.
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

We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life, generally expiring between the years 2029 and 2034. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income. In light of our continued losses, at December 31, 2014, we determined that our deferred tax liabilities (excluding net deferred tax liabilities included in discontinued operations which were expected to not be available after the sale of the stock of TFI) were not sufficient to fully realize our deferred tax assets and, as a result, a valuation allowance was required against a portion of our deferred tax assets. Accordingly, we have recorded a valuation allowance of approximately $70.3 million as of December 31, 2014.
Loss from Discontinued Operations
Loss from discontinued operations in the years ended December 31, 2014 and 2013 represents the financial results of TFI, which comprises our industrial solutions business. Such loss, which is presented net of income taxes, was $58.4 million and $98.3 million for the years ended December 31, 2014 and 2013, respectively. The 2014 loss includes impairment charges of $74.4 million. The 2013 loss includes a goodwill impairment charge of $98.5 million in the quarter ended September 30, 2013 and $12.3 million of depreciation and amortization expense. See Note 21 of the Notes to the Consolidated Financial Statements herein for additional information.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital is from cash generated by our operations and from borrowings available under our ABL Facility, with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital in 2016 are expected to be from cash generated by our operations, borrowings under our ABL Facility to the extent our borrowing base and financial covenants permit such borrowings and borrowings under other debt arrangements currently being negotiated. Other sources of cash may include asset sales, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
At December 31, 2015 our total indebtedness was $520.6 million. We have incurred operating losses from continuing operations of $195.2 million, $457.2 million and $134.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, including impairments of goodwill and long-lived assets. At December 31, 2015 we had cash and cash equivalents of $39.3 million and $0.9 million of net availability under the ABL Facility.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, we had an accumulated deficit at December 31, 2015, and a net loss for the fiscal years ended December 31, 2015, 2014 and 2013. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to restructure our debt, generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. While we are executing a strategy to generate sufficient revenue and reduce costs to sustain operations through the downturn, there can be no assurances to that effect. Our ability to continue as a going concern is also dependent upon our ability to restructure our debt and to generate sufficient liquidity to meet our obligations and operating needs. We currently do not have enough liquidity, including cash on hand, to service the debt, operations, and pay-down debt to avoid covenant violations. See the "Subsequent Events Related to Restructuring" discussion later in this section for details on management's financing strategy to restructure the debt in 2016.
Given the current macro environment and oil and natural gas prices, we anticipate lower revenues in 2016 and reductions in costs from operations. During 2016, we expect to use cash on hand to repay a portion of our ABL Facility in order to maintain compliance with our ABL financial covenants and to cover any deterioration to our ABL Facility borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. In the event our cash on hand is not adequate to cover any shortfall, we would be required to seek alternate sources of debt at higher rates of interest, and such debt may not be available to us.
Our operational and financial strategies include closely monitoring and lowering our operating costs and capital spending to match revenue trends, managing our working capital and restructuring our debt to enhance liquidity. Based on our current expectations and projections, and assuming we are successful in restructuring our debt as contemplated by the Restructuring Support Agreement (discussed later in this section under "Subsequent Events Related to Restructuring"), we believe that our available cash and net cash generated from operations, together with availability under the ABL Facility and other debt arrangements currently being negotiated in connection with the Restructuring Support Agreement, will be sufficient to fund our operations, capital expenditures and interest payments under our proposed new debt obligations through at least the first quarter of 2017, which is our current, one-year forecast period. We provide no assurances that we will be able to continue to service our debt obligations or refinance our debt when it comes due, or that the Restructuring Support Agreement will be successful in providing sufficient liquidity for us to meet our debt payments and other financial obligations over our one-year forecast period or beyond.
The following table summarizes our sources and uses of cash from continuing operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
Net cash provided by (used in) continuing operations:	2015	2014	2013
Operating activities	$49,827	17,376	66,668
Investing activities	68,178	(45,539)	(52,788)
Financing activities	(93,118)	32,747	(19,873)
Net increase (decrease) in cash and cash equivalents from continuing operations	$24,887	$4,584	$(5,993)
As of December 31, 2015, we had cash and cash equivalents of $39.3 million, an increase of $25.9 million from December 31, 2014. Generally, we manage our cash flow by drawing on our ABL Facility to fund short-term cash needs and by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our ABL Facility.
Operating Activities — Net cash provided by operating activities was $49.8 million for the year ended December 31, 2015. The net loss from continuing operations, after adjustments for non-cash items, used cash of $6.3 million, whereas $42.0 million was generated in 2014, as described below. Changes in operating assets and liabilities provided $56.1 million primarily due to a decrease in accounts receivable due to a focused effort on collections and lower overall revenues. The non-cash items and other adjustments included $104.7 million in impairment of goodwill, $5.9 million in impairment of long-lived assets, $70.5 million of depreciation and amortization of intangible assets and the loss on extinguishment of debt of $2.1 million.
Net cash provided by operating activities was $17.4 million for the year ended December 31, 2014. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $42.0 million, up significantly from the $26.0 million generated in 2013. Changes in operating assets and liabilities used $24.7 million primarily due to an increase in accounts receivable and a decrease in accounts payable which was partially offset by a decrease in prepaid expenses and other receivables. The non-cash items and other adjustments included $304.0 million in impairment of goodwill, $112.4 million in impairment of long-lived assets, $85.9 million of depreciation and amortization of intangible assets and the loss on extinguishment of debt of $3.2 million, partially offset by a deferred income tax benefit of $12.6 million and a $4.8 million gain on disposal of property, plant and equipment.
Net cash provided by operating activities was $66.7 million for the year ended December 31, 2013. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $26.0 million. Changes in operating assets and liabilities provided an additional $40.7 million and were largely the result of an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. The non-cash items and other adjustments included $99.2 million of depreciation and amortization of intangible assets, $111.9 million of impairment of long-lived assets and the write-down of cost method investments of $4.3 million, partially offset by a deferred income tax benefit of $68.6 million.
Investing Activities — Net cash provided by investing activities was $68.2 million for the year ended December 31, 2015, which primarily consisted of $78.9 million of proceeds from the sale of TFI and $12.7 million of proceeds from the sale of property, plant and equipment, offset by $19.2 million of purchases of property, plant and equipment.
Net cash used in investing activities was $45.5 million for the year ended December 31, 2014 which consisted primarily of $55.7 million of purchases of property, plant and equipment, partially offset by $10.2 million in proceeds from sales of property plant and equipment.
Net cash used in investing activities was $52.8 million for the year ended December 31, 2013 and consisted primarily of $46.6 million of purchases of property, plant and equipment, $10.6 million for acquisitions, net of cash acquired. These cash outlays were partially offset by $4.4 million in proceeds from the settlement of the Power Fuels working capital adjustment and sales of property, plant and equipment.
Financing Activities — Net cash used in financing activities was $93.1 million for the year ended December 31, 2015 and was primarily a result of using the proceeds received from the sale of TFI to make $81.6 million of payments under our credit facilities. Additionally, we used cash of $11.2 million for payments under capital leases, notes payable and other financing activities, and $0.2 million for payments of deferred financing costs.
Net cash provided by financing activities was $32.7 million for the year ended December 31, 2014 and consisted primarily of $40.2 million of net borrowings under credit facilities, partially offset by $6.4 million of payments under capital leases, notes payable and other financing activities, and $1.0 million of payments of deferred financing costs.
Net cash used in financing activities was $19.9 million for the year ended December 31, 2013 and consisted of $11.0 million of net payments under our prior credit facility, $8.0 million of payments under capital leases, notes payable and other financing activities, and $0.9 million of payments of deferred financing costs.
Capital Expenditures
Cash required for capital expenditures (related to continuing operations) for the year ended December 31, 2015 totaled $19.2 million compared to $55.7 million for the year ended December 31, 2014. Capital expenditures for the year ended December 31, 2015 primarily related to expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. Additionally, we continued to invest in our solids treatment capabilities at our Bakken Shale landfill site. Capital expenditures in the year ended December 31, 2014 included payments for a thermal desorption system as part of the expansion of solids treatment capabilities at our Bakken Shale landfill site and other equipment. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited in the preceding sentences. Such equipment additions under capital leases were approximately $2.9 million and $0.3 million for the years ended December 31, 2015 and December 31, 2014, respectively. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Our planned capital expenditures for 2016 are expected to be financed through cash flow from operations, borrowings under existing or new credit facilities if available, issuances of debt or equity, capital leases, other financing structures, or a combination of the foregoing.
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of December 31, 2015, we had $520.6 million ($520.2 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $101.8 million under the asset-based revolving credit facility, $12.3 million of capital leases and installment notes payable for vehicle financings, and $6.5 million for notes payable related to acquiring the remaining interest in AWS.

Asset-Based Revolving Credit Facility and Amendments
In February 2014, we entered into a new asset-based revolving credit facility (“ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders, which amended and replaced our Amended Revolving Credit Facility. Initially, the ABL Facility provided a maximum credit amount of $200.0 million, with an increase of up to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. In March 2014, we expanded the ABL Facility to increase the maximum availability from $200.0 million to $245.0 million and also increased the accordion feature from $25.0 million to $50.0 million. The terms and pricing of the facility remained the same and were unaffected by the upsizing of the facility. The ABL Facility is being used to support ongoing working capital needs and other general corporate purposes. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of our assets.

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

In May 2015, we entered into a Third Amendment to Amended and Restated Credit Agreement for the purpose of adding four of our wholly-owned subsidiaries, consisting of Nuverra Rocky Mountain Pipeline, LLC, (or "RMP"), Nuverra Total Solutions, LLC, NES Water Solutions, LLC, and Heckmann Woods Cross, LLC (collectively, the “New Loan Parties”) as guarantors.

In November 2015, we entered into a Fourth Amendment, Consent and Release to Amended and Restated Credit Agreement (the "Fourth ABL Facility Amendment"). The Fourth ABL Facility Amendment reduced the maximum revolver availability from $195.0 million to $125.0 million, and institutes an Advance Rate equal to the lower of 94% of the net book value of eligible machinery and equipment, which falls 1% each month beginning on February 1, 2016 until the advance rate is reduced to 70% (the "Eligible Equipment NBV Advance Rate") or 84% of the net orderly liquidation value of eligible machinery and equipment which falls 1% each month beginning on February 1, 2016 until the advance rate is reduced to 60% (the "Eligible Equipment NOLV Advance Rate"). In addition, the Fourth ABL Facility Amendment releases RMP from all obligations under the ABL Facility, including as guarantor and a grantor under the guaranty and security agreement to the ABL Facility, releases all liens on the assets of RMP and equity interests in RMP to the extent they are transferred to a third party investor and establishes a separate permitted investment basket allowing for additional aggregate investments of up to $5.0 million in RMP. The Fourth ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula beginning November 2, 2015.
As of December 31, 2015, our borrowing base would support additional borrowings under the ABL Facility of up to $0.9 million. As of February 29, 2016, net availability under the ABL Facility was approximately $0.7 million.

Sale of TFI

In February 2015, Nuverra entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments. On April 11, 2015, Nuverra and Safety-Kleen completed the TFI disposition as contemplated by the previously disclosed purchase agreement. Pursuant to the purchase agreement, $4.3 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement. Any remaining balance in the escrow account will be released to us 18 months following the closing date, unless both parties mutually agree to release the remaining balance prior to such date. Pursuant to the purchase agreement, the purchase price paid at closing was adjusted based upon an estimated working capital adjustment, which is subject to a post-closing reconciliation, to reflect TFI’s actual working capital (calculated in accordance with the purchase agreement) on the closing date. After giving effect to the indemnity escrow, the estimated working capital adjustment and the payment of transaction fees and other expenses, the amount of net cash proceeds used to reduce the outstanding balance under the ABL Facility on the closing date was approximately $74.6 million. The post-closing working capital reconciliation is still in process and may result in an increase or decrease in our final net cash proceeds.

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

The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the ABL Facility), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes and our note payable issued to acquire the remaining interest in AWS are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. As of December 31, 2015, we remained in compliance with our financial debt covenants and availability was $16.5 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $15.6 million, resulting in approximately $0.9 million of net availability as of December 31, 2015. In addition, although our ratio of senior secured debt to adjusted EBITDA was less than the maximum of 3.0 to 1.0 as of December 31, 2015, if future operating performance does not improve or if our senior secured debt is not sufficiently repaid, we would exceed such limit as early as the first quarter of 2016, which would constitute an event of default. During the first quarter of 2016, the agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. In connection with the preliminary results, which were not final as of the date of this filing, the lenders applied an $18.0 million reserve against our availability based on the estimated decline to our borrowing base. As a result, we made cumulative payments of $20.0 million during January and February of 2016, thus reducing the amount outstanding under the ABL Facility to $81.8 million as of February 29, 2016. If our ratio of senior secured debt to adjusted EBITDA were to exceed the maximum limit, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default with our senior unsecured notes. There can be no assurance that the lenders will grant a waiver, and we currently do not have sufficient liquidity, including cash on hand, to repay amounts outstanding under the ABL Facility in order to maintain compliance with such covenant.

The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. In addition to the financial covenants described above, the ABL Facility contains certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four appraisals including one field examination, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At December 31, 2015 we had $0.9 million of net availability under the ABL Facility. During 2016, we expect further deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. In addition, starting February 1, 2016, the NOLV Advance Rate of 84% falls 1% per month thereafter until the advance rate is reduced to 60%. During January and February of 2016, we made payments of $20.0 million against the outstanding balance of the ABL Facility to cover the borrowing base deterioration and to ensure the ratio of senior secured debt to adjusted EBITDA, as described above, was less than the maximum of 3.0 to 1.0. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments.

Our ABL facility also contains a non-financial covenant in connection with an auditor's opinion on the consolidated financial statements. The covenant is considered breached in the event we receive a qualified opinion and/or explanatory paragraph related to going concern. As of March 11, 2016, the Report of Independent Registered Public Accounting Firm in the accompanying consolidated financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. Consequently, we are in violation of the ABL Facility non-financial covenant, however our lenders have consented to a waiver for this breach. Despite this, without the successful completion of the restructuring transaction described below (see "Subsequent Events Related to Restructuring"), we expect to breach additional covenants within the next 12 months that would cause a default of our ABL Facility and Indenture debt, resulting in an acceleration of the related maturity dates. Although we expect to complete the restructuring transaction and avoid any further defaults, the transaction is not solely within our control and therefore prevailing accounting guidance requires us to report the affected debt balances as current liabilities in our consolidated balance sheet at December 31, 2015. As a result, the carrying value of the ABL Facility and the 2018 Notes was reclassified as current in the consolidated balance sheet as of December 31, 2015.

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

The ABL Facility and Indenture covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver for any breached covenants, it would result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and Indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
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
Subsequent Events Related to Restructuring
On March 11, 2016, we announced that we entered into a Restructuring Support Agreement with holders of more than 80% of the 2018 Notes relating to a restructuring transaction (the “Restructuring”), which is subject to the satisfaction of certain closing conditions including shareholder approval and minimum noteholder participation, pursuant to which, among other terms and conditions: (i) we will offer to exchange up to $368.6 million aggregate principal amount of the 2018 Notes for new second lien secured notes due 2021 (the “2021 Notes”), (ii) approximately $31.4 million aggregate principal amount of the 2018 Notes purchased on the open market during the year ended December 31, 2015 by an entity controlled by Mr. Mark D. Johnsrud, our Chief Executive Officer and Chairman of the board of directors, will be exchanged for our common stock at a volume-weighted, market-average conversion price per share, (iii) certain holders of the 2018 Notes will fund a new $24.0 million principal amount “last out” first lien term loan due 2021 (the “Term Loan”) with annual interest at 13% to be paid in-kind by increasing the principal amount payable thereunder and due at maturity, and (iv) we will issue warrants to purchase up to 15% of our then outstanding common stock, at an exercise price of $0.01 per share, to the lenders under the Term Loan and certain holders of the 2018 Notes that participate in the exchange offer. Also as part of the Restructuring, Mr. Johnsrud also has agreed to backstop a $5.0 million equity rights offering (the “Rights Offering”) that we expect to complete in May 2016. The net proceeds of the Term Loan and the Rights Offering will be used to pay down a portion of the outstanding balance on the ABL Facility, which will be available for reborrowing subject to any borrowing base limitations and compliance with other applicable terms and conditions under the ABL Facility.
As part of the Restructuring and concurrent with the foregoing transactions, we expect to amend our ABL Facility, for which we have received conditional consents from the required lenders thereunder. The proposed amendments include, among other terms and conditions, the following: (i) locking the Eligible Equipment advance rate at 80% of Net Orderly Liquidation Value, (ii) establishing an excess cash flow sweep, and (iii) replacing the secured leverage ratio covenant with a minimum cumulative EBITDA covenant, tested monthly beginning in April 2016.
Interest on the 2021 Notes will be payable semiannually on April 15 and October 15 of each year beginning on October 15, 2016, and will be paid in-kind by increasing the principal amount payable thereunder and due at maturity and/or in cash as follows: (i) interest payable on October 15, 2016 will be paid in-kind at a rate of 12.5% per annum, (ii) interest payable in 2017 will be paid 50% in-kind and 50% in cash at a rate of 10% per annum, (iii) interest payable on April 15, 2018 and thereafter will be paid in cash at a rate of 10% per annum until maturity. The liens securing the 2021 Notes will be contractually subordinated to the liens on such assets securing the ABL Facility and the Term Loan. Both the conversion of Mr. Johnsrud’s 2018 Notes to equity and the Rights Offering are subject to shareholder approval of amendments to our certificate of incorporation to provide for the issuance of sufficient additional shares of common stock.
The Restructuring and the transactions contemplated thereby are subject to additional terms and conditions. We provide no assurances that we will be able to successfully consummate the Restructuring or other alternatives to restructure our existing indebtedness, in which case we may need to restructure under the Bankruptcy Code.
Contractual Obligations
The following table details our contractual cash obligations as of December 31, 2015 (in thousands). See Note 16 of the Notes to the Consolidated Financial Statements for additional information.

	Payments due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt obligations including capital leases (1)	$508,136	$9,879	$2,612	$—	$520,627
Interest on debt and capital leases (2)	43,369	649	76	—	44,094
Operating leases (3)	4,044	5,358	1,272	1,676	12,350
Contingent consideration (4)	8,628	—	—	—	8,628
Asset retirement obligation (5)	—	—	196	2,839	3,035
Total	$564,177	$15,886	$4,156	$4,515	$588,734

(1)
Principal payments are reflected when contractually required. As a result of the probability of breaching one of the financial covenants if we are not successful at restructuring our debt (as previously discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Subsequent Events Related to Restructuring”), the carrying value of the ABL Facility and the 2018 Notes was reclassified as current in the consolidated balance sheet as of December 31, 2015, and the payoff of those debts is reflected in the "Less than 1 Year" column.

(2)	Estimated interest on debt for all periods presented is calculated using interest rates available as of December 31, 2015 and includes fees for the unused portion of our ABL Facility.

(3)	Represents operating leases primarily for facilities, vehicles and rental equipment.

(4)	Represents contingent consideration payments in connection with certain acquisitions, which are payable in shares of our common stock or cash at our discretion (Note 12).

(5)
Represents estimated future costs related to the closure and/or remediation of our disposal wells and landfill. As we are uncertain as to when these future costs will be paid, the majority of the obligation has been presented in the more than five years column.

Off Balance Sheet Arrangements
As of December 31, 2015, we did not have any material off-balance-sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss from continuing operations	$(195,167)	$(457,178)	$(134,040)
Depreciation and amortization	70,511	85,880	99,236
Interest expense, net	49,194	50,917	53,703
Income tax benefit	(117)	(12,463)	(73,095)
EBITDA	$(75,579)	$(332,844)	$(54,196)
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
We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 3 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Allowance for Doubtful Accounts
Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectability of trade receivables for both billed and unbilled receivables on our rental and non-rental revenues. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, our compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Additionally, if the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $3.5 million, $7.6 million and $5.5 million at December 31, 2015, 2014 and 2013 respectively.

Contingent Consideration
Contingent consideration primarily consists of earnout obligations in connection with business combinations that are payable by us to the former owners of an acquiree as part of the exchange for control of the acquiree if specified future events occur or conditions are met. Contingent consideration is recorded at the acquisition date fair value, which is measured at the present value of the consideration expected to be transferred. The fair value of contingent consideration is remeasured at the end of each reporting period with the change in fair value recognized as other income (expense) in the consolidated statements of operations. Estimates of the fair value of contingent consideration are impacted by changes to cash flow projections, results of operations, growth rates, discount rates and probabilities of achieving future milestones. Contingent consideration obligations were $8.6 million at December 31, 2015, all of which was classified as current in our Consolidated Balance Sheets.
Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives
We review long-lived assets including intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset (or asset group) may not be recoverable. If an impairment indicator is present, we evaluate recoverability by comparing the estimated future cash flows of the asset group, on an undiscounted basis, to their carrying values. The assets group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the long-lived asset (or asset group). Our determination that an event or change in circumstance has occurred potentially indicating the carrying amount of an asset (or asset group) may not be recoverable generally includes but is not limited to one or more of the following: (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results, (3) changes affecting the utility and estimated future demands for the asset, (4) a significant decrease in the market price of an asset, (5) a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life, (6) a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition, and (7) declining operations and severe changes in projected cash flows.
During the year ended December 31, 2015 we recognized an impairment charge for long-lived assets of $5.9 million which was recorded in "Other, net" in the consolidated statement of operations as part of restructuring expenses related to the exit of the MidCon Shale area (Note 9). During the years ended December 31, 2014 and 2013 we recognized impairment charges for long-lived assets and intangible assets with finite useful lives of $112.4 million and $111.9 million, respectively, in "Impairment of long-lived assets" in the consolidated statement of operations. We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable. See Note 8 in the Notes to the Consolidated Financial Statements for additional information.
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
Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We have had significant pretax losses in recent years. Accordingly, we do not have income in carryback years. These cumulative losses also present significant negative evidence about the likelihood of income in carryforward periods.
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
The majority of our revenues are from the transportation of fresh and saltwater by our trucks or through temporary or permanent water transport pipelines to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Revenues are also generated through fees charged for disposal of oilfield wastes in our landfill, disposal of fluids in our disposal wells and from the rental of tanks and other equipment. Certain customers are under contract with us to utilize our saltwater pipeline and have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed of at hourly rates for transportation services, depending on the customer contract. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.
Our discontinued industrial solutions business derived the majority of its revenue from the sale of used motor oil and antifreeze after it is refined by one of its processing facilities. We recognized revenue upon shipment or delivery, dependent on contracted terms, of salable fuel oil or upon recovery service provided in the receipt of waste oil and antifreeze per specific customer contract terms. Transportation costs charged to customers were also included in revenue.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications which may be applied retrospectively or modified retrospectively. In August 2015, the FASB issued ASU No. 2015-14, Revenue from

Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The guidance in ASU 2015-14 delays the effective date for the new revenue recognition guidance outlined in ASU 2014-09 to reporting periods beginning after December 15, 2017, which for us is the reporting period starting January 1, 2018. We are reviewing the guidance in ASU 2014-09 and have not yet assessed the impact, if any, on our consolidated financial statements and have not determined our method of adoption.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016, which for us is the reporting period starting January 1, 2017, with early adoption permitted. We are reviewing the guidance in ASU 2014-15 and evaluating the impact this new guidance may have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest - Imputation of Interest.  The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities will be required to present debt issuance costs as a direct deduction from the face amount of the related note, rather than as a deferred charge.  Upon adoption, the amended guidance will affect our classification of debt issuance costs, which are currently classified in "Other assets" in the condensed consolidated balance sheets.  The reclassification of debt issuance costs will effectively decrease "Other assets" and correspondingly decrease the respective long-term debt balances.  The amendments in this ASU require retrospective application, with related disclosures for a change in accounting principle.  Upon adoption, we will comply with these disclosure requirements by providing the nature and reason for the change, the transition method, a description of the adjusted prior period information and the effect of the change on the financial statement line items. For public business entities, the amendments in this ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years.  We will adopt this guidance effective January 1, 2016 as required. Our total debt issuance costs as of December 31, 2015 were $10.9 million.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The new guidance requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current in a statement of financial position. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We early adopted this new guidance on a prospective basis for the fiscal year ended December 31, 2015.
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

Interest Rates
As of December 31, 2015 the outstanding principal balance on ABL Facility was $101.8 million with variable rates of interest based on, at the Company’s election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo, (b) the Federal Funds rate plus 0.5% or (c) the one month LIBOR plus one percent, plus, in each case, an applicable margin of 0.75% to 1.50% or (ii) the LIBOR rate plus an applicable margin of 1.75% to 2.50%. The weighted average interest rate for the year ended December 31, 2015 was 2.84%. We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the year ended December 31, 2015, our net interest expense for the year ended December 31, 2015 would have increased by an estimated $1.0 million, respectively.
As of December 31, 2015 the carrying value and the fair value of our 2018 Notes was $400.0 million and $138.8 million, respectively. The fair value of our 2018 Notes is affected, among other things, by changes to market interest rates. Should we decide to retire our 2018 Notes early, a change in interest rates could affect our future repurchase price. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to the fair value of our 2018 Notes assuming various changes in market interest rates. Assuming a hypothetical increase to market interest rates of 1%, we estimate the fair value of our 2018 Notes would decrease by approximately $2.8 million. Assuming a hypothetical decrease to market interest rates of 1%, we estimate the fair value of our 2018 Notes would increase by approximately $1.2 million.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by Regulation S-X are included in Item 15. “Exhibits, Financial Statement Schedules” contained in Part IV, Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report has been included on page 57 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nuverra Environmental Solutions, Inc.:

We have audited Nuverra Environmental Solutions Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nuverra Environmental Solution, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Nuverra Environmental Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements dated March 11, 2016 contains an explanatory paragraph that states there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Phoenix, Arizona
March 11, 2016

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in, and is incorporated by reference to, the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2015.
Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference to, the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference to, the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference to, the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2015.
Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference to, the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Audited Consolidated Financial Statements:
2. Financial Statement Schedules: All financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the audited consolidated financial statements.

(b)	The exhibits listed on the “Exhibit Index” following the audited consolidated financial statements are filed with this Annual Report on Form 10-K or incorporated by reference as set forth below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 11, 2016.

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

Signature	Title	Date

/s/ MARK D. JOHNSRUD	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2016
Mark D. Johnsrud

/s/ GREGORY J. HEINLEIN	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 11, 2016
Gregory J. Heinlein

/s/ STACY W. HILGENDORF	Vice President, Corporate Controller (Principal Accounting Officer)	March 11, 2016
Stacy W. Hilgendorf

/s/ ROBERT B. SIMONDS, JR.	Vice Chairman of the Board and Director	March 11, 2016
Robert B. Simonds, Jr.

/s/ WILLIAM M. AUSTIN	Director	March 11, 2016
William M. Austin

/s/ EDWARD A. BARKETT	Director	March 11, 2016
Edward A. Barkett

/s/ TOD C. HOLMES	Director	March 11, 2016
Tod C. Holmes

/s/ R.D. NELSON	Director	March 11, 2016
R.D. NELSON

/s/ DR. ALFRED E. OSBORNE, JR.	Director	March 11, 2016
Dr. Alfred E. Osborne, Jr.

/s/ J. DANFORTH QUAYLE	Director	March 11, 2016
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

We have audited the accompanying consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuverra Environmental Solutions, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited cash resources, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuverra Environmental Solutions, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Phoenix, Arizona
March 11, 2016

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$39,309	$13,367
Restricted cash	4,250	114
Accounts receivable, net	42,188	108,813
Inventories	2,985	4,413
Prepaid expenses and other receivables	3,377	4,147
Deferred income taxes	—	3,179
Other current assets	208	173
Current assets held for sale	—	20,466
Total current assets	92,317	154,672
Property, plant and equipment, net	406,188	475,982
Equity investments	3,750	3,814
Intangibles, net	16,867	19,757
Goodwill	—	104,721
Other assets	12,205	17,688
Long-term assets held for sale	—	94,938
Total assets	$531,327	$871,572
Liabilities and Equity
Accounts payable	$6,907	$18,859
Accrued liabilities	29,843	43,395
Current portion of contingent consideration	8,628	9,274
Current portion of long-term debt	508,417	4,863
Financing obligation to acquire non-controlling interest	—	11,000
Current liabilities of discontinued operations	—	8,802
Total current liabilities	553,795	96,193
Deferred income taxes	270	3,448
Long-term portion of debt	11,758	592,455
Long-term portion of contingent consideration	—	550
Other long-term liabilities	3,775	3,874
Long-term liabilities of discontinued operations	—	22,105
Total liabilities	569,598	718,625
Commitments and contingencies
Preferred stock $0.001 par value, (1,000 shares authorized, no shares issued and outstanding at December 31, 2015 and December 31, 2014)	—	—
Common stock, $0.001 par value (50,000 shares authorized, 29,624 shares issued and 28,135 outstanding at December 31, 2015, and 28,937 shares issued and 27,488 outstanding at December 31, 2014)	30	29
Additional paid-in capital	1,369,921	1,365,537
Treasury stock, at cost (1,489 shares at December 31, 2015, and 1,449 shares at December 31, 2014)	(19,800)	(19,651)
Accumulated deficit	(1,388,422)	(1,192,968)
Total equity of Nuverra Environmental Solutions, Inc.	(38,271)	152,947
Total liabilities and equity	$531,327	$871,572
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Non-rental revenue	$327,655	$463,418	$441,421
Rental revenue	29,044	72,864	84,395
Total revenue	356,699	536,282	525,816
Costs and expenses:
Direct operating expenses	279,881	392,458	388,353
General and administrative expenses	39,327	59,187	75,087
Depreciation and amortization	70,511	85,880	99,236
Impairment of long-lived assets	—	112,436	111,900
Impairment of goodwill	104,721	303,975	—
Other, net	7,098	—	899
Total costs and expenses	501,538	953,936	675,475
Loss from operations	(144,839)	(417,654)	(149,659)
Interest expense, net	(49,194)	(50,917)	(53,703)
Other income (expense), net	894	2,107	(3,773)
Loss on extinguishment of debt	(2,145)	(3,177)	—
Loss from continuing operations before income taxes	(195,284)	(469,641)	(207,135)
Income tax benefit	117	12,463	73,095
Loss from continuing operations	(195,167)	(457,178)	(134,040)
Loss from discontinued operations, net of income taxes	(287)	(58,426)	(98,251)
Net loss attributable to common stockholders	$(195,454)	$(515,604)	$(232,291)

Net loss per common share attributable to common stockholders:
Basic and diluted loss from continuing operations	$(7.05)	$(17.52)	$(5.47)
Basic and diluted loss from discontinued operations	(0.01)	(2.24)	(4.01)
Net loss per basic and diluted common share	$(7.06)	$(19.76)	$(9.48)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	27,681	26,090	24,492
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Purchased Warrants		Accumulated Deficit
		Shares	Amount		Shares	Amount	Shares	Amount
Balance at December 31, 2012	$847,761	26,612	$27	$1,318,419	(1,431)	$(19,503)	1,133	$(6,844)	$(444,338)
Stock-based compensation	3,708	—	—	3,708	—	$—	—	$—	$—
Issuance of common stock to employees	—	15	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	24,286	741	—	24,286	—	—	—	—	—
Issuance of common stock for contingent consideration	47	1		47	—	—	—	—	—
Issuance of common stock for legal settlement	1,621	56	—	1,621	—	—	—	—	—
Shares returned from escrow	(28)	—	—	(28)	—	—	—	—	—
Retirement of purchased warrants	—	—	—	(6,844)	—	—	(1,133)	6,844	—
Distribution to noncontrolling shareholder	(735)	—	—	—	—	—	—	—	(735)
Net loss	(232,291)	—	—	—	—	—	—	—	(232,291)
Balance at December 31, 2013	$644,369	27,425	$27	$1,341,209	(1,431)	$(19,503)	—	$—	$(677,364)
Stock-based compensation	2,971	—	—	2,971	—	$—	—	$—	$—
Issuance of common stock to employees	—	125	—	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(148)	—	—	—	(18)	(148)	—	—	—
Issuance of common stock for contingent consideration	3,790	243	1	3,789	—	—	—	—	—
Issuance of common stock for legal settlement	13,401	848	1	13,400	—	—	—	—	—
401(k) match issued	4,079	292	—	4,079	—	—	—	—	—
ESPP distribution	89	4	—	89	—	—	—	—	—
Net loss	(515,604)	—	—	—	—	—	—	—	(515,604)
Balance at December 31, 2014	$152,947	28,937	$29	$1,365,537	(1,449)	$(19,651)	—	$—	$(1,192,968)
Stock-based compensation	2,321	—	—	2,321	—	$—	—	$—	$—
Issuance of common stock to employees	(13)	157	—	(13)	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(149)	—	—	—	(40)	(149)	—	—	—
401(k) match issued	2,002	508	1	2,001	—	—	—	—	—
ESPP distribution	75	22	—	75	—	—	—	—	—
Net loss	(195,454)	—	—	—	—	—	—	—	(195,454)
Balance at December 31, 2015	$(38,271)	29,624	$30	$1,369,921	(1,489)	$(19,800)	—	$—	$(1,388,422)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(195,454)	$(515,604)	$(232,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(906)	58,426	98,251
Loss on the sale of TFI	1,534	—	—
Depreciation and amortization of intangible assets	70,511	85,880	99,236
Amortization of deferred financing costs and debt discounts, net	4,800	4,188	4,634
Stock-based compensation	2,321	2,971	3,708
Impairment of long-lived assets	5,921	112,436	111,900
Impairment of goodwill	104,721	303,975	—
(Gain) loss on disposal of property, plant and equipment	(321)	(4,773)	708
Bad debt expense	(1,110)	3,833	3,275
Loss on extinguishment of debt	2,145	3,177	—
Deferred income taxes	(1)	(12,641)	(68,599)
Write-down of cost method investments	—	—	4,300
Other, net	(456)	176	894
Changes in operating assets and liabilities, net of acquisitions and purchase adjustments:
Accounts receivable	67,735	(25,560)	15,492
Prepaid expenses and other receivables	543	6,310	(2,864)
Accounts payable and accrued liabilities	(17,059)	(4,213)	27,331
Other assets and liabilities, net	4,903	(1,205)	693
Net cash provided by operating activities from continuing operations	49,827	17,376	66,668
Net cash (used in) provided by operating activities from discontinued operations	(708)	3,966	3,589
Net cash provided by operating activities	49,119	21,342	70,257
Cash flows from investing activities:
Proceeds from the sale of TFI	78,897	—	—
Proceeds from the sale of property, plant and equipment	12,732	10,192	2,308
Purchases of property, plant and equipment	(19,201)	(55,731)	(46,593)
Increase in restricted cash	(4,250)	—	—
Cash paid for acquisitions, net of cash acquired	—	—	(10,570)
Proceeds from acquisition-related working capital adjustments	—	—	2,067
Net cash provided by (used in) investing activities from continuing operations	68,178	(45,539)	(52,788)
Net cash used in investing activities from discontinued operations	(181)	(2,451)	(4,195)
Net cash provided by (used in) investing activities	67,997	(47,990)	(56,983)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	107,725	98,501
Payments on revolving credit facility	(81,647)	(67,500)	(109,501)
Payments for deferred financing costs	(225)	(1,030)	(855)
Payments on vehicle financing and other financing activities	(11,246)	(6,448)	(8,018)
Net cash (used in) provided by financing activities from continuing operations	(93,118)	32,747	(19,873)
Net cash (used in) provided by financing activities from discontinued operations	(105)	105	(400)
Net cash (used in) provided by financing activities	(93,223)	32,852	(20,273)
Net increase (decrease) in cash and cash equivalents	23,893	6,204	(6,999)
Cash and cash equivalents - beginning of year	15,416	9,212	16,211
Cash and cash equivalents - end of year	39,309	15,416	9,212
Less: cash and cash equivalents of discontinued operations - end of year	—	2,049	429
Cash and cash equivalents of continuing operations - end of year	$39,309	$13,367	$8,783

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$43,382	$40,471	$48,175
Cash paid for taxes, net	323	(189)	554

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for business acquisitions	—	—	24,286
Common stock issued for contingent consideration	—	3,790	47
Common stock issued for legal settlements	—	13,401	1,621
Common stock issued for 401(k) match	2,001	4,079	—
Purchases of property, plant and equipment under capital leases	2,890	340	5,774
Property, plant and equipment purchases in accounts payable	1,203	2,921	7,863
Restricted cash payable to former sole owner of Power Fuels	—	114	110
Conversion of accrued interest on principal debt balance	416	4,308	—
Deferred financing costs financed through principal debt balance	—	2,541	—
Deferred financing costs in accounts payable and accrued liabilities	86	180	—

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Nature of Business Operations
Description of Business
Nuverra Environmental Solutions, Inc., a Delaware Corporation, together with its subsidiaries (collectively, "Nuverra", the “Company”, “we”, “us” or “our”) is an environmental solutions company providing full-cycle environmental solutions to our customers in energy and industrial end-markets. Our focus is on the delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of shale oil and natural gas.
We provide comprehensive environmental solutions for “unconventional” oil and natural gas exploration and production including the delivery, collection, treatment, recycling, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. We currently operate in select shale areas in the United States, including the predominantly oil-rich shale areas consisting of the Bakken, Eagle Ford, and Permian Shale areas and the predominantly natural gas-rich Haynesville, Marcellus and Utica areas. Our business serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment, recycling or disposal of complex water flows, such as flowback and produced brine water, and solids such as drill cuttings, and management of other environmental products in connection with shale oil and natural gas hydraulic fracturing operations. Additionally, we rent equipment to customers, including providing for delivery and pickup.
Our business is divided into three operating divisions, which we consider to be operating and reportable segments of our continuing operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville, Eagle Ford, Mississippian and Permian Basin Shale areas and (3) the Rocky Mountain division comprising the Bakken Shale area.
In March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian (or "MidCon") shale area and the Tuscaloosa Marine Shale logistics business. See Note 9 for further discussion on this restructuring.
Note 2 - Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. In our opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein.
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.
Unless stated otherwise, any reference to balance sheet, income statement, statement of operations and cash flow items in these accompanying audited consolidated financial statements refers to results from continuing operations. We have not included a statement of comprehensive income as there were no transactions to report in the 2015, 2014 and 2013 periods presented. The business comprising what was previously called the industrial solutions division is presented as discontinued operations in our consolidated financial statements for the years ended December 31, 2015, 2014, and 2013. See Note 21 for additional information.
Principles of Consolidation
Our consolidated financial statements include the accounts of Nuverra and our subsidiaries. All intercompany accounts, transactions and profits are eliminated in consolidation.
Liquidity
Our primary source of capital is from cash generated by our operations, as well as borrowings available under our asset-based revolving credit facility (the “ABL Facility”) with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital in 2016 are expected to be from cash generated by our operations and borrowings under our ABL Facility to the extent our borrowing base and financial covenants permit such borrowings. Other sources of cash may include potential asset sales, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
At December 31, 2015, our total indebtedness was $520.6 million. We have incurred operating losses from continuing operations of $195.2 million, $457.2 million, and $134.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, which have included impairments of goodwill and long-lived assets. At December 31, 2015, we had cash and cash equivalents of $39.3 million and $0.9 million of net availability under the ABL Facility. Given the current macro environment and oil and natural gas prices, we anticipate revenues will continue to decline into 2016, with reductions in costs from operations.  During 2016, we expect to use cash on hand and repay a portion of our ABL Facility in order to maintain compliance with our ABL financial covenants and to cover any deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. In the event our cash on hand is not adequate to cover any shortfall, we would be required to seek alternate sources of debt at higher rates of interest, and such debt may not be available to us.
Our operational and financial strategies include closely monitoring and lowering our operating costs and capital spending to match revenue trends, managing our working capital and restructuring our debt to enhance liquidity. Based on our current expectations and projections, and assuming we are successful in restructuring our debt as contemplated by the Restructuring Support Agreement (discussed in Note 11 under "Subsequent Events Related to Restructuring"), we believe that our available cash and net cash generated from operations, together with availability under the ABL Facility and other debt arrangements currently being negotiated in connection with the Restructuring Support Agreement, will be sufficient to fund our operations, capital expenditures and interest payments under our proposed new debt obligations through at least the first quarter of 2017, which is our current, one-year forecast period. We provide no assurances that we will be able to continue to service our debt obligations or refinance our debt when it comes due, or that the Restructuring Support Agreement will be successful in providing sufficient liquidity for us to meet our debt payments and other financial obligations over our one-year forecast period or beyond. See Note 11 for additional information on our debt, financial covenants and borrowing limitations, and the Restructuring Support Agreement.
Going concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, we had an accumulated deficit at December 31, 2015, and a net loss for the fiscal years ended December 31, 2015, 2014 and 2013. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to restructure our debt, generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. While we are executing a strategy to generate sufficient revenue and reduce costs to sustain operations through the downturn, there can be no assurances to that effect. Our ability to continue as a going concern is also dependent upon our ability to restructure our debt and to generate sufficient liquidity to meet our obligations and operating needs. We currently do not have enough liquidity, including cash on hand, to service the debt, operations, and pay-down debt to avoid covenant violations. See the "Subsequent Events Related to Restructuring" discussion in Note 11 for details on management's financing strategy to restructure the debt in 2016.

Our ABL facility also contains a non-financial covenant in connection with an auditor's opinion on the consolidated financial statements. The covenant is considered breached in the event we receive a qualified opinion and/or explanatory paragraph related to going concern. As of March 11, 2016, the Report of Independent Registered Public Accounting Firm in the accompanying consolidated financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. Consequently, we are in violation of the ABL Facility non-financial covenant, however our lenders have consented to a waiver for this breach. Despite this, without the successful completion of the debt restructuring transaction described above, we expect to breach additional covenants within the next 12 months that would cause a default of our ABL Facility and Indenture debt, resulting in an acceleration of the related maturity dates. Although we expect to complete the restructuring transaction and avoid any further defaults, the transaction is not solely within our control and therefore prevailing accounting guidance requires us to report the affected debt balances as current liabilities in our consolidated balance sheet at December 31, 2015. As a result, the carrying value of the ABL Facility and the 2018 Notes was reclassified as current in the consolidated balance sheet as of December 31, 2015.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying consolidated balance sheets, statements of operations and cash flows in order to conform to the current year’s presentation including:

•	Certain similar line items in the consolidated statements of cash flows have been combined to present a more concise and easier to follow presentation.

•
As described in Note 20, we redefined our operating and reportable segments during the three months ended September 30, 2014. The prior year periods have been recast to conform to the current year segment presentation as we further refined our allocation methodology for the reportable segments since the initial change last year.

•
A portion of certain non-medical insurance costs previously presented as a component of "General and administrative expenses" in the condensed consolidated statement of operations have been re-allocated and are now included in the line item "Direct operating expenses" as we believe these costs are directly related to our operations. Such costs were $7.6 million and $9.2 million for the years ended December 31, 2014 and 2013.

•
In June 2015, we purchased the remaining interest in AWS, previously a 51% owned non-guarantor subsidiary, and have recast the tables in Note 23 to reflect AWS as part of the Guarantor Subsidiaries as of December 31, 2014 and 2013. During the three months ended December 31, 2015 Nuverra Rocky Mountain Pipeline, LLC (or "RMP") was released from all obligations including as guarantor. However, as RMP's individual results are not material and there are no active contracts for new pipelines, we have not separately presented RMP as a Non-Guarantor, but rather continued to include RMP in the Guarantor Subsidiaries column.

Note 3 - Significant Accounting Policies
Use of Estimates
Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, however actual results could differ from those estimates.
Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We maintain bank accounts in the United States, with a majority of funds considered cash equivalents invested in institutional money market funds. We have not experienced any historical losses in such accounts and believe that the risk of any loss is minimal.
Restricted Cash
On April 11, 2015, we completed the Thermo Fluids Inc. disposition with Safety-Kleen, Inc. Pursuant to the purchase agreement, $4.3 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement and is captured as "Restricted cash" in our consolidated balance sheet. Any remaining balance in the escrow account will be released to us 18 months following the closing date, unless both parties mutually agree to release the remaining balance prior to such date (Note 21).
In connection with the 2012 Power Fuels merger, assets received in exchange for the merger consideration excluded accounts receivable greater than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable by us are required to be remitted to the former owner of Power Fuels (Note 19). As of December 31, 2015, there were no remaining unremitted collections. At December 31, 2014, the unremitted collections totaled $0.1 million and were classified as "Restricted cash" with the corresponding liability due to the former owner classified as a component of "Accrued liabilities" in the consolidated balance sheet.
Accounts Receivable
Accounts receivable are recognized and carried at original billed and unbilled amounts less allowances for estimated uncollectible amounts and estimates for potential credits. Inherent in the assessment of these allowances are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, our compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We write off trade receivables when we determine that they have become uncollectible. Bad debt expense is reflected as a component of "General and administrative expenses" in the consolidated statements of operations.
Unbilled accounts receivable result from revenue earned for services rendered where customer billing is still in progress at the balance sheet date. Such amounts totaled approximately $7.2 million at December 31, 2015.
The following table summarizes activity in the allowance for doubtful accounts:

	December 31,
	2015	2014	2013
Balance at beginning of period	$7,557	$5,528	$6,128
Bad debt expense	(1,110)	3,833	3,275
Write-offs, net	(2,923)	(1,804)	(3,875)
Balance at end of period	$3,524	$7,557	$5,528
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of our cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of our contingent consideration is adjusted to fair value at the end of each reporting period using a probability-weighted discounted cash flow model. See Note 12 for disclosures on the fair value of our contingent consideration at December 31, 2015 and 2014.
Our outstanding $400.0 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”) are carried at cost. Their estimated fair values are based on quoted market prices. The fair value of our Asset-Based Revolving Credit Facility and other debt obligations including capital leases, secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. See Note 11 for disclosures on the fair value of our debt instruments at December 31, 2015.
Property and Equipment
Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets ranging from three to thirty-nine years. Our landfill is depreciated using the units-of-consumption method based on estimated remaining airspace. Leasehold improvements are depreciated over the life of the lease or the life of the asset, whichever is shorter. The range of useful lives for the components of property, plant and equipment are as follows:

Buildings	15-39 years
Building and land improvements	5-20 years
Pipelines	10-30 years
Disposal wells	3-10 years
Machinery and equipment	3-15 years
Equipment under capital leases	4-6 years
Motor vehicles and trailers	3-11 years
Rental equipment	5-15 years
Office equipment	3-7 years
Expenditures for betterments that increase productivity and/or extend the useful life of an asset are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation of the assets are removed from their respective accounts, and any gains or losses are included in "Direct operating expenses" in the consolidated statements of operations. Depreciation expense was $67.6 million, $68.7 million, and $78.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is characterized as a component of "Depreciation and amortization" in the consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The carrying values of goodwill at December 31, 2015 and 2014 were $0.0 million and $104.7 million, respectively (Note 7).

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
During the years ended December 31, 2015 and 2014, we recorded goodwill impairment charges totaling $104.7 million and $304.0 million, respectively, related to our shale solutions business (Note 8). Such amounts are included in "Impairment of goodwill" in the consolidated statement of operations.
Additionally, we recorded goodwill impairment charges of $48.0 million and $98.5 million for our discontinued industrial solutions reporting unit for the years ended December 31, 2014 and 2013, respectively. Such amounts are included in "Loss from discontinued operations, net of income taxes" in the consolidated statements of operations for the years ended December 31, 2014 and 2013 (Note 21).
Debt Issuance Costs
We capitalize costs associated with the issuance of debt and amortize them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. The unamortized balance of deferred financing costs was $10.9 million and $17.3 million at December 31, 2015 and 2014, respectively, and is included in "Other long-term assets" in the consolidated balance sheets. Upon the prepayment of related debt, we accelerate the recognition of the unamortized cost, which is included in "Loss on extinguishment of debt" in the consolidated statements of operations.
Additionally, when executing amendments to our debt agreements, if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then: (1) any fees paid to the creditor and any third-party costs incurred are associated with the new arrangement (that is deferred and amortized over the term of the new arrangement); and (2) any unamortized deferred financing costs relating to the old arrangement at the time of the change are written off in proportion to the decrease in borrowing capacity of the old arrangement. The portion of the unamortized deferred financing costs written off in such circumstances are included in "Loss on extinguishment of debt" in the consolidated statements of operations.
During the years ended December 31, 2015 and 2014, we wrote off debt issuance costs of $2.1 million and $3.2 million, respectively (Note 11). We did not write-off any debt issuance costs during the year ended December 31, 2013.
Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to the sum of the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to various factors, including changes in economic conditions or changes in an asset’s operating performance. Long-lived assets are grouped at the basin level for purposes of assessing their recoverability as we concluded that the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. For assets that do not pass the recoverability test, the asset group's fair value is compared to the carrying amount.  If the asset group's fair value is less than the carrying amount, impairment losses are recorded for the amount by which the carrying amount of such assets exceeds the fair value.
We recorded a long-lived asset impairment charge associated with our restructuring of $5.9 million during the year ended December 31, 2015 which was included in "Other, net" in the consolidated statement of operations (See Note 8 and Note 9). We recorded long-lived asset impairment charges of $112.4 million and $111.9 million for the years ended December 31, 2014 and 2013, respectively. Such amounts were included in "Impairment of long-lived assets" in the consolidated statement of operations (Note 8). Additionally, we recorded a long-lived asset impairment charge for our discontinued industrial solutions division of $26.4 million in "Loss from discontinued operations, net of income taxes" in the consolidated statements of operations for the year ended December 31, 2014 (Note 21).
Asset Retirement Obligations
We record the fair value of estimated asset retirement obligations ("AROs") associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to interest expense (Note 16). In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight line basis for disposal wells and using a units-of-consumption basis for landfill costs over the assets’ respective useful lives.
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
The majority of our revenues are from the transportation of fresh and saltwater by Company-owned trucks, or through temporary or permanent water transport pipelines to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Revenues are also generated through fees charged for disposal of oilfield wastes in our landfill, disposal of fluids in our disposal wells and from the rental of tanks and other equipment. Certain customers are under contract with us to utilize our saltwater pipeline and have an obligation to dispose of a minimum quantity (number of barrels) of saltwater over the contract period. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed of at hourly rates for transportation services, depending on the customer contract. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.
Our discontinued industrial solutions division derived the majority of its revenue from the sale of used motor oil and antifreeze after it is refined by one of its processing facilities. Revenue was recognized upon shipment or delivery, dependent on contracted terms, of salable fuel oil or upon recovery service provided in the receipt of waste oil and antifreeze per specific customer contract terms. Transportation costs charged to customers were included in revenue.
Concentration of Customer Risk
Three of our customers comprised 35%, 35% and 40% of our consolidated revenues for the years ended December 31, 2015, 2014 and 2013 respectively, and 31%, 30% and 31% of our consolidated accounts receivable at December 31, 2015, 2014 and 2013, respectively.
We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. These expenditures are generally dependent on current oil and natural gas prices and the industry’s view of future oil and natural gas prices, including the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. The extended decline in oil and natural gas prices could result in reductions in our customers’ operating and capital expenditures. Declines in these expenditures could result in project modifications, delays or cancellations, general business disruptions, delays in, or nonpayment of, amounts owed to us, increased exposure to credit risk and bad debts, and a general reduction in demand for our services. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
Direct Operating Expenses
Direct operating expenses consists primarily of wages and benefits for employees performing operational activities, fuel expense associated with transportation and logistics activities, and costs to repair and maintain transportation and rental equipment and disposal wells.

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
We measure and record tax contingency accruals in accordance with GAAP which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold may be recognized or continue to be recognized. A tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
Share-Based Compensation
Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock awards or units vest over a two or three year service period from the date of grant. The grant date fair value of the award is recognized to expense on a straight-line basis over the requisite service period. As of December 31, 2015 there was approximately $2.6 million of unrecognized compensation cost for unvested stock options, restricted stock awards and restricted stock units, which are expected to vest over a weighted average period of approximately of 1.5 years. See Note 14 for additional information.

Advertising
Advertising costs are expensed as incurred. Advertising expense was approximately $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications which may be applied retrospectively or modified retrospectively. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The guidance in ASU 2015-14 delays the effective date for the new revenue recognition guidance outlined in ASU 2014-09 to reporting periods beginning after December 15, 2017, which for us is the reporting period starting January 1, 2018. We are reviewing the guidance in ASU 2014-09 and have not yet assessed the impact, if any, on our consolidated financial statements and have not determined our method of adoption.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016, which for us is the reporting period starting January 1, 2017, with early adoption permitted. We are reviewing the guidance in ASU 2014-15 and evaluating the impact this new guidance may have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest - Imputation of Interest.  The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities will be required to present debt issuance costs as a direct deduction from the face amount of the related note, rather than as a deferred charge.  Upon adoption, the amended guidance will affect our classification of debt issuance costs, which are currently classified in "Other assets" in the condensed consolidated balance sheets.  The reclassification of debt issuance costs will effectively decrease "Other assets" and correspondingly decrease the respective long-term debt balances.  The amendments in this ASU require retrospective application, with related disclosures for a change in accounting principle.  Upon adoption, we will comply with these disclosure requirements by providing the nature and reason for the change, the transition method, a description of the adjusted prior period information and the effect of the change on the financial statement line items. For public business entities, the amendments in this ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years.  We will adopt this guidance effective January 1, 2016 as required. Our total debt issuance costs as of December 31, 2015 were $10.9 million.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The new guidance requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current in a statement of financial position. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We early adopted this new guidance on a prospective basis for the fiscal year ended December 31, 2015.
Note 4 - Acquisitions
2013 Acquisitions
During the year ended December 31, 2013, we completed three acquisitions in our shale solutions business, including two in the Marcellus/Utica Shale and one in the Bakken Shale area. In the Bakken Shale, in July 2013, we acquired Ideal Oilfield Disposal, LLC (“Ideal”), a greenfield oilfield waste disposal landfill site located in North Dakota. Total consideration was $24.6 million including stock valued at $6.7 million, cash of $9.8 million, and contingent consideration fair valued at approximately $8.1 million as of December 31, 2013. The maximum amount of contingent consideration payable is $8.5 million. The acquisition included land, certain land improvements and a disposal permit. See Note 12 for additional information regarding the contingent consideration related to Ideal. We have also agreed to pay the former owners of Ideal certain additional amounts based on future revenues of the landfill, which is expensed as revenue is incurred. Such amounts totaled $0.9, $1.7 million and $0.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.
The aggregate purchase price of the 2013 acquired businesses was approximately $42.9 million consisting of approximately 0.7 million shares of our common stock with an estimated fair value of approximately $24.3 million, cash consideration of approximately $10.5 million and contingent consideration fair valued at approximately $8.1 million. The results of operations of the three acquisitions were not material to our consolidated results of operations during the year ended December 31, 2013.
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
The following unaudited pro forma results of operations for the year ended December 31, 2013 assume that the 2013 acquisitions were completed at the beginning of the periods presented. The pro forma results include adjustments to reflect additional amortization of intangibles and depreciation of assets associated with the acquired and merged businesses and additional interest expense for debt issued to consummate these transactions:

December 31,
2013
Revenue	$529,398
Net (loss) income	$(133,693)
Net (loss) income per share:
Basic	$(5.43)
Diluted	$(5.43)
The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2013, or of our future operations.
Note 5 - Earnings Per Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the years ended December 31, 2015, 2014 and 2013, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted earnings per share ("EPS") from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the years ended December 31, 2015, 2014 and 2013, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.
For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of December 31, 2015, 2014 and 2013 contingently returnable shares that were subject to sellers’ indemnification obligations and were being held in escrow of approximately 0.3 million, 0.3 million and 1.0 million shares, respectively, were excluded from the computation of basic EPS.
The following table presents the calculation of basic and diluted net loss per common share:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Loss from continuing operations	$(195,167)	$(457,178)	$(134,040)
Loss from discontinued operations	(287)	(58,426)	(98,251)
Net loss attributable to common stockholders	$(195,454)	$(515,604)	$(232,291)

Denominator:
Weighted average shares—basic	27,681	26,090	24,492
Common stock equivalents	—	—	—
Weighted average shares—diluted	27,681	26,090	24,492

Basic and diluted loss per common share from continuing operations	$(7.05)	$(17.52)	$(5.47)
Basic and diluted loss per common share from discontinued operations	(0.01)	(2.24)	(4.01)
Net loss per basic and diluted common share	$(7.06)	$(19.76)	$(9.48)

Antidilutive stock-based awards excluded	799	230	272

Note 6 - Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	December 31,
	2015	2014
Land	$11,750	$11,750
Buildings	41,369	32,148
Building, leasehold and land improvements	12,796	11,262
Pipelines	70,511	70,511
Disposal wells	63,435	61,070
Landfill	28,130	28,130
Machinery and equipment	39,298	38,543
Equipment under capital leases	17,140	16,180
Motor vehicles and trailers	135,646	146,242
Rental equipment	154,651	164,640
Office equipment	6,790	6,647
	581,516	587,123
Less accumulated depreciation	(209,144)	(155,790)
Construction in process	33,816	44,649
Property, plant and equipment, net	$406,188	$475,982
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $67.6 million, $68.7 million, and $78.8 million, respectively. See Note 8 for discussion on impairment charges recorded for long-lived assets during the years ended December 31, 2015, 2014 and 2013.
Note 7 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2013	$408,696
Impairment (Note 8)	(303,975)
Balance at December 31, 2014	104,721
Impairment (Note 8)	(104,721)
Balance at December 31, 2015	$—
During the year ended December 31, 2015 we recorded a goodwill impairment charge of $104.7 million related to our Rocky Mountain division, resulting in no goodwill remaining on the consolidated balance sheet as of December 31, 2015. During the year ended December 31, 2014 we recorded total goodwill impairment charges of $304.0 million, which was comprised of $33.8 million related to our Northeast division, $66.9 million related to our Southern division, and $203.3 million related to the Rocky Mountain division. There were no impairments in 2013 or prior related to the gross carrying amounts of goodwill from continuing operations existing as of December 31, 2013. See Note 8 for further discussion on these goodwill impairment charges.

Intangible Assets
Intangible assets consist of the following:

	December 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life
Customer relationships	$11,731	$(6,865)	$4,866	6.0	$11,694	$(5,133)	$6,561	6.6
Disposal permits	1,269	(451)	818	5.2	1,269	(288)	981	6.2
Customer contracts	17,352	(6,169)	11,183	11.0	17,352	(5,137)	12,215	12.0
	$30,352	$(13,485)	$16,867	9.3	$30,315	$(10,558)	$19,757	9.9
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. During the years ended December 31, 2014 and 2013, we recorded impairment charges of $112.4 million and $4.5 million, respectively, for the write-down of certain intangible assets (Note 8). The remaining $4.9 million of customer relationships are comprised of $3.3 million in the Northeast division and $1.6 million in the Southern division. The $0.8 million of remaining disposal permits and $11.2 million of customer contracts are in the Southern division.
Amortization expense was $2.9 million, $17.2 million and $20.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 future amortization expense of intangible assets is estimated to be:

2016	$2,550
2017	2,124
2018	1,939
2019	1,788
2020	1,519
Thereafter	6,947
Total	$16,867
Note 8 - Impairment of Long-Lived Assets and Goodwill
Since late 2014, oil and natural gas prices have declined significantly to their lowest levels since 2003 and 1999, respectively. As a result of the reduced price of oil and natural gas and the subsequent downturn in the oil and natural gas industry, we have experienced a decline in demand and pricing for our services and a decline in the market price of our common stock. As a result of these factors, indicators of potential impairment existed during 2015 for both goodwill and long-lived assets.

As of September 30, 2015, and prior to the annual goodwill impairment test, the entire goodwill balance of $104.7 million related to the Rocky Mountain division. Therefore, at September 30, 2015, we performed step one of the goodwill impairment test only for the Rocky Mountain division. To measure the fair value of the Rocky Mountain reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based upon the results of the first step of the goodwill impairment test, we concluded that the fair value of the Rocky Mountain reporting unit was less than its carrying value, thereby requiring us to proceed to the second step of the goodwill impairment test. As part of the second step, we determined that for the Rocky Mountain reporting unit, the carrying value of the goodwill (or $104.7 million) exceeded the implied fair value of the reporting unit goodwill (or $0). Accordingly, during the three months ended September 30, 2015, we recognized an impairment charge of $104.7 million related to our Rocky Mountain division, thereby eliminating all remaining goodwill. This impairment charge is shown as "Impairment of goodwill" in the consolidated statement of operations.

During the three months ended December 31, 2015, due to the continued decline in activities in all basins as a result of further decreasing oil prices, we determined it was no longer cost effective to move the remaining equipment still located in the MidCon basin (which we exited during the three months ended March 31, 2015) to other basins as originally planned. Additionally, based upon current market re-sale prices, we determined that we should keep the remaining equipment for future use in other basins when activities increase rather than sell these assets. Based upon these facts, we determined that the MidCon basin should be a separate asset group for purposes of reviewing our long-lived assets for impairment during the three months ended December 31, 2015. As of December 31, 2015, we have total long-lived assets of $423.1 million that remain subject to impairment. Continued drops in oil, natural gas prices and rig counts, combined with lower revenues than expected would likely result in further asset impairments.

Our impairment review of our long-lived assets during the three months ended December 31, 2015, concluded that the undiscounted cash flows for all asset groups other than than the MidCon basin were greater than the carrying amount, thus additional impairment analyses were not required. For the MidCon basin, which did not pass the recoverability test, the asset group's fair value was compared to the carrying amount.  As the asset group's fair value was less than the carrying amount, an impairment charge of $5.9 million was recorded for the amount by which the carrying amount exceeded the fair value. This impairment charge was recorded to "Other, net" in the consolidated statement of operations as part of restructuring expenses related to the exit of the MidCon Shale area (Note 9). If reduced customer activity levels continue to result in decreased demand for our services for a prolonged period of time, or if we otherwise make further downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.
During the year ended December 31, 2014, we recognized total impairment charges of $416.4 million. During the three months ended September 30, 2014, in coordination with our annual goodwill impairment test, we recognized a goodwill impairment charge of $100.7 million ($66.9 million in the Southern division and $33.8 million in the Northeast division), which was included in "Impairment of goodwill" in our consolidated statement of operations. During the three months ended December 31, 2014, due to the continued significant decline in oil and natural gas prices and the market condition of our common stock, we recognized an impairment charge of $112.4 million related to the customer relationship intangible asset in the Rocky Mountain division which was reported in "Impairment of long-lived assets" in our consolidated statement of operations. Additionally during the three months ended December 31, 2014, we recognized a goodwill impairment charge for the Rocky Mountain division of $203.3 million, which was included in "Impairment of goodwill" in the our consolidated statement of operations.
During the year ended December 31, 2013, we recognized long-lived asset impairment charges totaling $111.9 million for write-downs to the carrying values of our freshwater pipeline in the Haynesville Shale basin of $27.0 million, and certain other long-lived assets including customer relationships and disposal permit intangibles totaling $4.5 million and disposal wells and equipment of $80.4 million in the Haynesville, Eagle Ford, Tuscaloosa Marine and Barnett Shale basins, which was characterized as "Impairment of long-lived assets" in the consolidated statement of operations.
Impairment charges recorded for the years ended December 31, 2015, 2014 and 2013, related to continuing operations by reportable segment were as follows:

	Northeast	Southern	Rocky Mountain	Total
Year Ended December 31, 2015
Impairment of property, plant and equipment, net	$—	$5,921	$—	$5,921
Impairment of intangibles, net	—	—	—	—
Impairment of Goodwill	—	—	104,721	104,721
Total	$—	$5,921	$104,721	$110,642

Year Ended December 31, 2014
Impairment of property, plant and equipment, net	$—	$—	$—	$—
Impairment of intangibles, net	$—	$—	$112,436	$112,436
Impairment of Goodwill	$33,831	$66,885	$203,259	$303,975
Total	$33,831	$66,885	$315,695	$416,411

Year Ended December 31, 2013
Impairment of property, plant and equipment, net	$152	$107,261	$—	$107,413
Impairment of intangibles, net	$—	$4,487	$—	$4,487
Impairment of Goodwill	$—	$—	$—	$—
Total	$152	$111,748	$—	$111,900

The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 2 and Level 3 inputs as described in Note 12.

Note 9 - Restructuring and Exit Costs

In March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon Shale area and the Tuscaloosa Marine Shale logistics business. Additionally, we closed certain yards within the Northeast and Southern divisions and transferred the related assets to our other operating locations, primarily in the Eagle Ford shale basin. Based on costs incurred in connection with the restructuring plan, we recorded a total of $7.1 million during the year ended December 31, 2015. As previously discussed in Note 8, during the three months ended December 31, 2015, we determined it was no longer cost effective to move the remaining equipment still located in the exited MidCon basin to other basins, nor was it in our best interest to sell these assets, and therefore the assets still remaining in the MidCon basin should be viewed as a separate asset group for purposes of reviewing long-lived assets for impairment. As a result of the impairment review, we recorded an impairment charge of $5.9 million on the remaining MidCon assets during the three months ended December 31, 2015, which is included in the total restructuring charges for the year ended December 31, 2015.

The restructuring charges are characterized as "Other, net" in the accompanying consolidated statements of operations for the year ended December 31, 2015. Such costs consisted of the following:

Year Ended December 31, 2015
Severance and termination benefits	$724
Asset impairment charge (see Note 8)	5,921
Contract termination costs and exit costs	453
Total restructuring and exit costs	$7,098

Approximately $6.6 million, $0.1 million and $0.4 million of the total charge was recorded in the Southern, Northeast and Corporate operating segments, respectively. The liability totaled approximately $0.2 million as of December 31, 2015 and is included as "Accrued liabilities" in the consolidated balance sheets. A rollforward of the restructuring and exit cost accruals through December 31, 2015 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Restructuring and exit costs accrued at December 31, 2014	$—	$—	$—	$—
Restructuring and exit-related costs	724	290	163	1,177
Cash payments	(724)	(110)	(163)	(997)
Restructuring and exit costs accrued at December 31, 2015	$—	$180	$—	$180
_____________________

(a)	Employee termination costs consist primarily of severance and related costs.

(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without any benefit to us.

(c)	Other exit costs include costs related to the movement of vehicles and rental fleet in connection with the exit from certain shale areas.

Note 10 - Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
Accrued payroll and employee benefits	$5,839	$12,566
Accrued insurance	5,896	6,830
Accrued legal and environmental costs	1,531	1,421
Accrued taxes	1,514	1,477
Accrued interest	8,516	8,570
Amounts payable to related party (Note 19)	—	114
Accrued operating costs	4,233	5,685
Accrued other	2,314	6,732
Total accrued liabilities	$29,843	$43,395
Accrued legal and environmental costs included $0.4 million at December 31, 2014, in connection with the settlement of the 2010 Class Action litigation. As further described in Note 17, during the year ended December 31, 2014, the cash portion of the settlement of the 2010 Class Action litigation was paid and we issued 0.8 million shares of our common stock in connection with such settlement. There were no accrued legal and environmental costs associated with the settlement of the 2010 Class Action litigation as of December 31, 2015.
Note 11 - Debt
Debt consisted of the following at December 31, 2015 and December 31, 2014:

			December 31, 2015			December 31, 2014
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs	Fair Value of Debt (f)	Carrying Value of Debt	Carrying Value of Debt
Asset-Based Revolving Credit Facility (a)	2.84%	Jan. 2018	$2,164	$101,832	$101,832	$183,065
2018 Notes (b)	9.875%	Apr. 2018	8,708	138,750	400,000	400,000
Vehicle financings (c)	5.61%	Various	—	12,303	12,303	14,872
Note payable (d)	4.25%	Apr. 2019	—	6,492	6,492	—
Total debt			$10,872	$259,377	520,627	597,937
Original issue discount (e)					(639)	(874)
Original issue premium (e)					187	255
Total debt, net					520,175	597,318
Less: current portion (g)					(508,417)	(4,863)
Long-term portion of debt					$11,758	$592,455
_____________________

(a)	The interest rate presented represents the interest rate on the $125.0 million asset-based revolving credit facility (the “ABL Facility”) at December 31, 2015.

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

(c)
Vehicle financings consist of installment notes payable and capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 5.61% and which mature in varying installments between 2016 and 2020. Installment notes payable and capital lease obligations for vehicle financings were $0.0 million and $12.3 million, respectively, at December 31, 2015, and were $0.3 million and $14.6 million, respectively, at December 31, 2014.

(d)
During the three months months ended June 30, 2015, we settled our obligation to acquire the remaining 49% interest in AWS from the non-controlling interest holder with a $4.0 million cash payment and a $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019.

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

(f)
The estimated fair value of our 2018 Notes is based on quoted market prices as of December 31, 2015. Our ABL Facility and capital leases for vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(g)
As a result of the probability of breaching one of the financial covenants if we are not successful at restructuring our debt (see "Subsequent Events Related to Restructuring" later in this section), the carrying value of the ABL Facility and the 2018 Notes was reclassified to current liabilities in the consolidated balance sheet as of December 31, 2015.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2016	$508,136
2017	6,475
2018	3,404
2019	1,994
2020	618
Thereafter	—
Total	$520,627

2018 Notes
On April 10, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 9.875% senior unsecured notes due April 2018 (the “Notes”). Net proceeds from the issuance of the Notes, after deducting underwriters’ fees and offering expenses, totaled $240.8 million and were used to repay the outstanding principal balances of our old credit facility and to partially finance the acquisition of TFI. On November 5, 2012, we completed a private placement offering of $150.0 million aggregate principal amount of 9.875% senior unsecured notes due April 2018 (the “Additional Notes” and with the Notes, are collectively referred to as the “2018 Notes”). Net proceeds from the issuance of the Additional Notes, after deducting underwriters’ fees and offering expenses, totaled approximately $147.0 million and were used to partially finance the merger with Power Fuels.
The 2018 Notes are redeemable, at our option, in whole or in part, at any time and from time to time on and after April 15, 2015 at the applicable redemption price set forth below, if redeemed during the 12-month period commencing on April 15 of the years set forth below:

Redemption Period	Price
2016	102.469%
2017 and thereafter	100.000%
In addition, we may on any one or more occasions redeem up to 35% of the original aggregate principal amount of the 2018 Notes, with funds in an equal aggregate amount up to the aggregate proceeds of certain of our equity offerings, at a redemption price of 109.875%. The indentures governing the 2018 Notes also contain restrictive covenants that, among other things, limit our ability to transfer or sell assets; pay dividends or make certain distributions; buy subordinated indebtedness or securities; make certain investments or make other restricted payments; incur or guarantee additional indebtedness or issue preferred stock; create or incur liens securing indebtedness; incur dividend or other payment restrictions affecting subsidiary guarantors; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; engage in business other than a business that is the same or similar, reasonably related, complementary or incidental to our current business and/or that of our subsidiaries; and make certain acquisitions or investments. We were compliant with these covenants at December 31, 2015.

The 2018 Notes also contain restrictive covenants that limit new borrowings and letters of credit under secured credit facilities to a total amount not to exceed $150.0 million if, after giving effect to the application of any new proceeds therefrom, the Fixed Charge Coverage Ratio (as defined by the Indenture) for the most recent four full fiscal quarters is less than 2.0 to 1.0. As of December 31, 2015 and February 29, 2016 our Fixed Charge Coverage Ratio was less than 2.0 to 1.0 and therefore our ability to incur additional indebtedness under senior secured credit facilities is limited to a maximum total amount of $150.0 million. However, as a result of the Fourth Amendment, Consent and Release to Amended and Restated Credit Agreement, described below, our ability to incur new borrowings under the ABL Facility is limited to a maximum of $125.0 million irrespective of the permitted availability of up to $150.0 million under the 2018 Notes. Refer to the section below titled "Financial Covenants and Borrowing Limitations" for additional information.
Asset-Based Revolving Credit Facility
In February 2014, we entered into a new asset-based revolving credit facility (the “ABL Facility”) with Wells Fargo Bank as Administrative Agent and other lenders which amended and replaced a $325.0 million senior revolving credit agreement (the "Amended Revolving Credit Facility") which also had a $100.0 million accordion feature which provided for $425.0 million of total availability. Initially, the ABL Facility provided a maximum credit amount of $200.0 million, which could be increased to $225.0 million through a $25.0 million accordion feature. Initial borrowings under the ABL Facility were used to refinance amounts outstanding under the Amended Revolving Credit Facility and fund certain related fees and expenses. In March 2014, we expanded the ABL Facility to increase the maximum availability from $200.0 million to $245.0 million and also increased the accordion feature from $25.0 million to $50.0 million. The terms and pricing of the facility remained the same and were unaffected by the upsizing of the facility size. The ABL Facility is used to support ongoing working capital needs and other general corporate purposes, including growth initiatives. The ABL Facility, which matures at the earlier of five years from the closing date or 90 days prior to the maturity of other material indebtedness including the 2018 Notes, is secured by substantially all of our assets.

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

In May 2015, we entered into a Third Amendment to Amended and Restated Credit Agreement for the purpose of adding four of our wholly-owned subsidiaries, consisting of Nuverra Rocky Mountain Pipeline, LLC, (or "RMP"), Nuverra Total Solutions, LLC, NES Water Solutions, LLC, and Heckmann Woods Cross, LLC (collectively, the “New Loan Parties”) as guarantors.

In November 2015, we entered into a Fourth Amendment, Consent and Release to Amended and Restated Credit Agreement (the "Fourth ABL Facility Amendment"). The Fourth ABL Facility Amendment reduced the maximum revolver availability from $195.0 million to $125.0 million, and institutes an Advance Rate equal to the lower of 94% of the net book value of eligible machinery and equipment, which falls 1% each month beginning on February 1, 2016 until the advance rate is reduced to 70% (the "Eligible Equipment NBV Advance Rate") or 84% of the net orderly liquidation value of eligible machinery and equipment which falls 1% each month beginning on February 1, 2016 until the advance rate is reduced to 60% (the "Eligible Equipment NOLV Advance Rate"). In addition, the Fourth ABL Facility Amendment releases RMP from all obligations under the ABL Facility, including as guarantor and a grantor under the guaranty and security agreement to the ABL Facility, releases all liens on the assets of RMP and equity interests in RMP to the extent they are transferred to a third party investor and establishes a separate permitted investment basket allowing for additional aggregate investments of up to $5.0 million in RMP. The Fourth ABL Facility Amendment also reflects an updated appraisal for machinery and equipment that is used in the borrowing base formula beginning November 2, 2015.
The orderly liquidation values of eligible equipment are periodically appraised at the discretion of the lenders with a maximum of two field examinations during any 12 consecutive months or more than four desktop appraisals during any 12 consecutive months. The borrowing base is adjusted monthly for changes in eligible accounts receivable and machinery and equipment. The ABL Facility includes a letter of credit sub-limit of $10.0 million and a swingline facility sub-limit equal to 10% of the total facility size for more immediate cash needs.
Interest accrues on outstanding loans under the ABL Facility at a floating rate based on, at our election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo, (b) the Federal Funds rate plus 0.5% or (c) the one month LIBOR plus 1.0%, plus, in each case, an applicable margin of 0.75% to 1.50% or (ii) the LIBOR rate plus an applicable margin of

1.75% to 2.50%. As of December 31, 2015 and January 31, 2016 the applicable margin was 2.50%. We are also required to pay fees on the unused commitments of the lenders under the ABL Facility, fees for outstanding letters of credit and other customary fees.

Costs associated with the ABL Facility totaling approximately $3.6 million were capitalized as deferred financing costs in the year ended December 31, 2014, and we wrote off unamortized deferred financing costs associated with our Amended Revolving Credit Facility of approximately $3.2 million in the same period. Upon executing the ABL Facility Amendment, we wrote-off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $1.0 million during the three months ended June 30, 2015. No fees were incurred upon executing the ABL Facility Amendment. In connection with the Fourth ABL Facility Amendment we incurred consent fees and legal fees of approximately $0.3 million which were capitalized as deferred financing costs during the three months ended December 31, 2015. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $1.1 million during the three months ended December 31, 2015.
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2015, we had $520.6 million ($520.2 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $101.8 million under the ABL Facility, $12.3 million of capital leases and installment notes payable for vehicle financings, and $6.5 million for notes payable related to acquiring the remaining interest in AWS. As of December 31, 2015, our borrowing base would support additional borrowings under the ABL Facility of up to $0.9 million. As of February 29, 2016, net availability under the ABL Facility was approximately $0.7 million.
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

The ABL Facility contains certain financial covenants that require us to maintain a senior leverage ratio and, upon the occurrence of certain specified conditions, a fixed charge coverage ratio. The senior leverage ratio is calculated as the ratio of senior secured debt to adjusted EBITDA (which includes net (loss) income plus certain items such as interest, taxes, depreciation, amortization, impairment charges, stock-based compensation and other adjustments as defined in the ABL Facility), and is limited to 3.0 to 1.0. Our $400.0 million of 2018 Notes and our note payable issued to acquire the remaining interest in AWS are not secured and thus are excluded from the calculation of this ratio. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The senior leverage ratio and fixed charge coverage ratio covenants could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of either such covenant. As of December 31, 2015, we remained in compliance with our financial covenants and availability was $16.5 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $15.6 million, resulting in approximately $0.9 million of net availability as of December 31, 2015. In addition, although our ratio of senior secured debt to adjusted EBITDA was less than the maximum of 3.0 to 1.0 as of December 31, 2015, if future operating performance does not improve or if our senior secured debt is not sufficiently repaid, we would exceed such limit as early as the first quarter of 2016, which would constitute an event of default. During the first quarter of 2016, the agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. In connection with the preliminary results, which were not final as of the date of this filing, the lenders applied an $18.0 million reserve against our availability based on the estimated decline to our borrowing base. As a result, we made cumulative payments of $20.0 million during January and February of 2016, thus reducing the amount outstanding under the ABL Facility to $81.8 million as of February 29, 2016. If our ratio of senior secured debt to adjusted EBITDA were to exceed the maximum limit, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default with our senior unsecured notes. There can be no assurance that the lenders will grant a waiver, and we currently do not have sufficient liquidity, including cash on hand, to repay amounts outstanding under the ABL Facility in order to maintain compliance with such covenant.

The maximum amount we can borrow under our ABL Facility is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. In addition to the financial covenants described above, the ABL Facility contains certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four appraisals including one field examination, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At December 31, 2015 we had $0.9 million of net availability under the ABL Facility. During 2016, we expect further deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. In addition, starting February 1, 2016, the NOLV Advance Rate of 84% falls 1% per month thereafter until the advance rate is reduced to 60%. During January and February of 2016, we made payments of $20.0 million against the outstanding balance of the ABL Facility to cover the borrowing base deterioration and to ensure the ratio of senior secured debt to adjusted EBITDA, as described above, was less than the maximum of 3.0 to 1.0. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments.

Our ABL facility also contains a non-financial covenant in connection with an auditor's opinion on the consolidated financial statements. The covenant is considered breached in the event we receive a qualified opinion and/or explanatory paragraph related to going concern. As of March 11, 2016, the Report of Independent Registered Public Accounting Firm in the accompanying consolidated financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. Consequently, we are in violation of the ABL Facility non-financial covenant, however our lenders have consented to a waiver for this breach. Despite this, without the successful completion of the restructuring transaction described below (see "Subsequent Events Related to Restructuring"), we expect to breach additional covenants within the next 12 months that would cause a default of our ABL Facility and Indenture debt, resulting in an acceleration of the related maturity dates. Although we expect to complete the restructuring transaction and avoid any further defaults, the transaction is not solely within our control and therefore prevailing accounting guidance requires us to report the affected debt balances as current liabilities in our consolidated balance sheet at December 31, 2015. As a result, the carrying value of the ABL Facility and the 2018 Notes was reclassified as current in the consolidated balance sheet as of December 31, 2015.

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

The ABL Facility and Indenture covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver for any breached covenants, it would result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and Indentures. If the amounts outstanding under the 2018

Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
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

Subsequent Events Related to Restructuring (Unaudited)
On March 11, 2016, we announced that we entered into a Restructuring Support Agreement with holders of more than 80% of the 2018 Notes relating to a restructuring transaction (the “Restructuring”), which is subject to the satisfaction of certain closing conditions including shareholder approval and minimum noteholder participation, pursuant to which, among other terms and conditions: (i) we will offer to exchange up to $368.6 million aggregate principal amount of the 2018 Notes for new second lien secured notes due 2021 (the “2021 Notes”), (ii) approximately $31.4 million aggregate principal amount of the 2018 Notes purchased on the open market during the year ended December 31, 2015 by an entity controlled by Mr. Mark D. Johnsrud, our Chief Executive Officer and Chairman of the board of directors, will be exchanged for our common stock at a volume-weighted, market-average conversion price per share, (iii) certain holders of the 2018 Notes will fund a new $24.0 million principal amount “last out” first lien term loan due 2021 (the “Term Loan”) with annual interest at 13% to be paid in-kind by increasing the principal amount payable thereunder and due at maturity, and (iv) we will issue warrants to purchase up to 15% of our then outstanding common stock, at an exercise price of $0.01 per share, to the lenders under the Term Loan and certain holders of the 2018 Notes that participate in the exchange offer. Also as part of the Restructuring, Mr. Johnsrud also has agreed to backstop a $5.0 million equity rights offering (the “Rights Offering”) that we expect to complete in May 2016. The net proceeds of the Term Loan and the Rights Offering will be used to pay down a portion of the outstanding balance on the ABL Facility, which will be available for reborrowing subject to any borrowing base limitations and compliance with other applicable terms and conditions under the ABL Facility.
As part of the Restructuring and concurrent with the foregoing transactions, we expect to amend our ABL Facility, for which we have received conditional consents from the required lenders thereunder. The proposed amendments include, among other terms and conditions, the following: (i) locking the Eligible Equipment advance rate at 80% of Net Orderly Liquidation Value, (ii) establishing an excess cash flow sweep, and (iii) replacing the secured leverage ratio covenant with a minimum cumulative EBITDA covenant, tested monthly beginning in April 2016.
Interest on the 2021 Notes will be payable semiannually on April 15 and October 15 of each year beginning on October 15, 2016, and will be paid in-kind by increasing the principal amount payable thereunder and due at maturity and/or in cash as follows: (i) interest payable on October 15, 2016 will be paid in-kind at a rate of 12.5% per annum, (ii) interest payable in 2017 will be paid 50% in-kind and 50% in cash at a rate of 10% per annum, (iii) interest payable on April 15, 2018 and thereafter will be paid in cash at a rate of 10% per annum until maturity. The liens securing the 2021 Notes will be contractually subordinated to the liens on such assets securing the ABL Facility and the Term Loan. Both the conversion of Mr. Johnsrud’s 2018 Notes to equity and the Rights Offering are subject to shareholder approval of amendments to our certificate of incorporation to provide for the issuance of sufficient additional shares of common stock.
The Restructuring and the transactions contemplated thereby are subject to additional terms and conditions. We provide no assurances that we will be able to successfully consummate the Restructuring or other alternatives to restructure our existing indebtedness, in which case we may need to restructure under the Bankruptcy Code.

Note 12 - Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

Fair Value
December 31, 2015
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	8,628
Financing obligation to acquire non-controlling interest	—

December 31, 2014
Assets - cost method investment	$3,169
Liabilities:
Contingent consideration	9,824
Financing obligation to acquire non-controlling interest	11,000
Contingent Consideration
We are liable for certain contingent consideration payments in connection with various acquisitions. The fair value of the contingent consideration obligations was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as "Current portion of contingent consideration" and "Long-term portion of contingent consideration" in the consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as "Other income (expense), net" in the consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the years ended December 31, 2015 and December 31, 2014 were as follows:

	December 31,
	2015	2014
Balance at beginning of period	$9,824	$15,457
Accretion	—	476
Cash payments	(909)	(1,014)
Issuances of stock	—	(3,789)
Changes in fair value of contingent consideration, net	(287)	(1,306)
Balance at end of period	8,628	9,824
Less: current portion	(8,628)	(9,274)
Long-term portion of contingent consideration	$—	$550

Acquisitions with remaining contingent consideration obligations are as follows:
Keystone Vacuum, Inc.—In addition to the initial purchase price, we are obligated to make additional payments to the sellers of Keystone Vacuum, Inc. (“KVI”), which we acquired on February 3, 2012, for each of the fiscal years ended January 31, 2013 through 2016, in which KVI’s adjusted EBITDA (as defined) is greater than applicable adjusted EBITDA targets. Any additional amounts payable are payable in shares of our common stock or cash at our discretion and any such additional payments are capped at an aggregate value of $7.5 million. During 2013, we issued less than 0.1 million shares of our common stock and made a cash payment of approximately $0.9 million in satisfaction of contingent consideration obligation for the contract period ended January 31, 2013. We made cash payments of approximately $0.9 million and $0.5 million during the years ended December 31, 2015 and 2014, respectively, in satisfaction of our contingent consideration obligation for the contract periods ended January 31, 2015 and January 31, 2014, respectively.
Ideal Oilfield Disposal, LLC—In addition to the initial purchase price, we are obligated to pay the former owners of Ideal up to a maximum amount of $8.5 million upon the issuance of a second special waste disposal permit issued to expand its current landfill, depending on permitted capacity. The additional amount is payable in cash or in shares of our common stock at our discretion and is due at such time the former owners deliver to us all permits, certificates and other documents necessary to operate the portion of the landfill associated with the additional capacity. While we are unable to predict the precise timing of such payment due to the regulatory requirements associated with issuance of the required permits and certificates, we believe such payment could occur during the year ended December 31, 2016. We have also agreed to pay the former owners of Ideal certain additional amounts based on future revenues of the landfill, which was determined to be appropriately expensed as revenue is incurred.
Financing Obligation to Acquire Non-Controlling Interest
The fair value of the financing obligation to acquire a non-controlling interest represents the present value of our right to acquire the remaining 49% interest in Appalachian Water Services, LLC (“AWS”) from the non-controlling interest holder at a fixed price of $11.0 million payable in shares of our common stock. The non-controlling interest holder had a put option to sell the remaining 49% to us under the same terms beginning in January 2015. In January 2015, the non-controlling interest holder provided notice that they were exercising such put option. In June 2015, we purchased the remaining interest in AWS with a $4.0 million cash payment, included as a component of "Payments on vehicle financing and other financing activities" in our consolidated statements of cash flows, and $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019. If we fail to meet the payment terms of this obligation, or if we become insolvent or declare bankruptcy, all remaining outstanding balances on the note payable would become immediately due and payable.  If such an acceleration were to occur, we would request a waiver from the non-controlling interest holder, but there can be no assurance that such waiver would be forthcoming or that we would have sufficient available liquidity to make any required repayment.
Other
In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets described in Note 8, we measured the fair value of our asset groups that were not deemed recoverable, based on Level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. In connection with our goodwill impairment review described in Note 8, we measured the fair value of our reporting units using a combination of the discounted cash flow method and the guideline public company method. The discounted cash flow method is based on Level 3 inputs consisting primarily of our five-year forecast and utilizes forward-looking assumptions and projections, as well as factors impacting long-range plans such as pricing, discount rates and commodity prices. The guideline public company method is based on Level 2 inputs and considers potentially comparable companies and transactions within our industry, and applies their trading multiples to our reporting units. This approach utilizes data from actual marketplace transactions, but reliance on the results is limited by difficulty in identifying entities that are specifically comparable to our reporting units, considering their diversity, relative sizes and levels of complexity.
Cost method investments are measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock, as well as using discounted cash flows, incorporating adjusted available market discount rate information and our estimates for liquidity risk.

Note 13 - Equity
The only issuances of common stock during the year ended December 31, 2015 related to share-based compensation and our ESPP plan discussed in Note 14, as well as our match on our employee benefit plan discussed in Note 18. Common stock issuances during the years ended December 31, 2014 and December 31, 2013 are discussed below.
2014 Common Stock Issuances

•
On March 14, 2014, we issued approximately 0.2 million shares of common stock to the former shareholders of Complete Vacuum and Rentals, Inc. (or "CVRI") under the terms of a February 2014 settlement agreement and release, which resolved certain previous disputes regarding additional consideration due by us and indemnification obligations of the former shareholders of CVRI.

•	On July 2, 2014, we issued approximately 0.3 million shares of common stock in connection with the settlement of the 2010 Class Action litigation (Note 17).

•	On August 27, 2014, we issued an additional 0.5 million shares of common stock in connection with the settlement of the 2010 Class Action litigation (Note 17).
2013 Common Stock Issuances

•
On June 17, 2013, we issued approximately 0.5 million unregistered shares of common stock in a private placement pursuant to Section 4(a)(2) under the Securities Act in connection with an acquisition in the Utica Shale basin (Note 4).

•
On July 9, 2013, we issued approximately 0.2 million unregistered shares of common stock in a private placement pursuant to Section 4(a)(2) under the Securities Act in connection with the acquisition of Ideal Oilfield Disposal, LLC (Note 4).

•	On July 18, 2013, we issued approximately 0.1 million shares of common stock in connection with the settlement of the 2010 Derivative Action (Note 17).
Preferred Stock
We are authorized to issue 1.0 million shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2015 and 2014, no shares of preferred stock were outstanding.
Note 14 - Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions 2009 Equity Incentive Plan (as amended, the “2009 Plan”). As of December 31, 2015, grants of stock-based awards representing approximately 1.5 million shares of common stock were outstanding under the 2009 Plan, and approximately 1.4 million of additional stock-based awards may be issued under the 2009 Plan.

Share-based Compensation Expense
The total share-based compensation expense, net of forfeitures, included in "General and administrative expenses" and the total income tax benefit recognized in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2015	2014	2013
Stock options	$536	$835	$1,709
Restricted stock	428	766	1,431
Restricted stock units	1,357	1,370	568
Total share-based compensation expense	$2,321	$2,971	$3,708

Income tax (expense) benefit	$—	$—	$(15)
At December 31, 2015, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $2.6 million and is expected to be recognized over a weighted average period of 1.5 years.
We measure the cost of employee services received in exchange for awards of stock options based on the fair value of those awards at the date of grant. The fair value of stock options on the date of grant is amortized to compensation expense on a straight-line basis over the requisite service period. The exercise price for stock options is equal to the market price of our common stock on the date of grant. The maximum contractual term of stock options is 10 years. We estimate the fair value of stock options using a Black-Scholes option-pricing model.
The assumptions used to estimate the fair value of stock awards granted in the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Volatility	55.3%	48.7%	44.4%
Expected term (years)	8.0	8.0	8.0
Risk free interest rate	1.8%	2.4%	2.0%
Expected dividend yield	—%	—%	—%
The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding taking into consideration the contractual term of the options and termination history and option exercise behaviors of our employees. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents our anticipated cash dividend over the expected term of the stock options.
We measure the cost of employee services received in exchange for awards of restricted stock or restricted stock units based on the market value of our common shares at the date of grant. The fair value of the restricted stock or restricted stock units is amortized on a straight-line basis over the requisite service period. Certain restricted stock units are subject to a performance condition established at the date of grant. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period. For these awards with performance conditions, the fair value of the restricted stock units is amortized on a straight-line basis over the requisite service period based upon the fair market value on the date of grant, adjusted for the anticipated or actual achievement against the established performance condition.

Stock Options
Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. A summary of stock option activity during 2015, 2014 and 2013 is presented below:

Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
December 31, 2012	399		$41.80
Granted	74		$32.10
Exercised	—		$—
Forfeited, canceled, or expired	(157)		$42.10
December 31, 2013	316		$39.40	6.5	$—
Exercisable at December 31, 2013		184	$42.30	2.6	$—
Granted	16		$16.14
Exercised	—		$—
Forfeited, canceled, or expired	(100)		$33.46
December 31, 2014	232		$40.30	7.2	$—
Exercisable at December 31, 2014		102	$45.82	5.9	$—
Granted	736		$5.29
Exercised	—		$—
Forfeited, canceled, or expired	(145)		$28.06
December 31, 2015	823		$11.16	8.6	$—
Exercisable at December 31, 2015		92	$40.63	5.3	$—
Restricted Stock Awards
Shares of restricted stock awards generally vest over a two or three year service period from the date of grant. A summary of non-vested restricted stock award activity during 2015, 2014 and 2013 is presented below:

Non-Vested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	87	$51.30
Granted	41	$15.82
Vested	(25)	$52.87
Forfeited	(10)	$47.43
Non-vested at December 31, 2013	93	$35.64
Granted	65	$7.92
Vested	(87)	$33.96
Forfeited	(5)	$39.90
Non-vested at December 31, 2014	66	$9.78
Granted	420	$1.25
Vested	(39)	$10.23
Forfeited	—	$—
Non-vested at December 31, 2015	447	$1.73
The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013, was approximately $0.4 million, $0.5 million and $0.4 million, respectively.
Restricted Stock Units
Shares of restricted stock units generally vest over a two or three year service period from the date of grant. Certain restricted stock units are subject to a performance condition established at the date of grant. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period. A summary of non-vested restricted stock unit activity during 2015, 2014 and 2013 is presented below:

Non-Vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	62	$34.40
Vested	—	$—
Forfeited	(6)	$36.30
Non-vested at December 31, 2013	56	$35.64
Granted	296	$14.90
Vested	(26)	$16.05
Forfeited	(78)	$18.19
Non-vested at December 31, 2014	248	$18.42
Granted	164	$3.54
Vested	(123)	$20.00
Forfeited	(29)	$10.94
Non-vested at December 31, 2015	260	$8.04
The total fair value of units vested during the years ended December 31, 2015 and 2014, was approximately $2.5 million and $0.4 million, respectively. Restricted stock units were not granted prior to 2013, with the first units vesting in 2014.
Employee Stock Purchase Plan
Effective September 1, 2013, we established a noncompensatory employee stock purchase plan (“ESPP”) which permits all regular full-time employees and employees who work part time over 20 hours per week to purchase shares of our common stock at a five percent discount. Annual employee contributions are limited to twenty-five thousand dollars, are voluntary and made through a bi-weekly payroll deduction.
Note 15 - Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Current income tax (benefit) expense:
Federal	$(137)	$—	$(3,443)
State	21	178	(1,053)
Total Current	(116)	178	(4,496)
Deferred income tax benefit:
Federal	115	(8,589)	(64,292)
State	(116)	(4,052)	(4,307)
Total Deferred	(1)	(12,641)	(68,599)
Total income tax benefit attributable to continuing operations	$(117)	$(12,463)	$(73,095)

A reconciliation of the income tax benefit and the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal income tax benefit at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.9%	1.3%	4.1%
Compensation	(0.6)%	(0.2)%	(0.3)%
Change in fair value of contingent consideration	—%	0.1%	0.1%
Impairment of Goodwill	(18.8)%	(19.0)%	—%
Change in valuation allowance	(16.4)%	(14.1)%	(2.1)%
Other	(0.1)%	(0.4)%	(1.5)%
Benefit for income taxes	0.0%	2.7%	35.3%
On May 3, 2013, North Dakota enacted SB 2156, which lowered the top corporate income tax rate from 5.15% to 4.53%, effective for tax years beginning after December 31, 2012. This rate reduction resulted in a reduction to our overall deferred tax liability of $1.1 million, and was recorded as an income tax benefit in the quarter ended June 30, 2013.
As noted previously, the company early adopted on a prospective basis for the fiscal year ended December 31, 2015 ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current in a statement of financial position. Significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Reserves	$1,461	$3,089
Net operating losses	154,007	127,603
Equity based compensation	602	1,234
Intangible asset and goodwill	18,815	19,888
Capital loss carry forward	68,157	—
Other	7,902	8,642
Total	250,944	160,456
Less: Valuation allowance	(171,720)	(70,331)
Total deferred tax assets	79,224	90,125
Deferred tax liabilities:
Fixed assets	(77,470)	(86,947)
Deferred financing costs	(1,433)	(2,793)
Other	(591)	(654)
Total deferred tax liabilities	(79,494)	(90,394)
Net deferred tax liability	$(270)	$(269)

	December 31,
	2015	2014
Current deferred tax assets, net:
Deferred tax assets	$—	$6,815
Deferred tax liabilities	—	(653)
Valuation allowance	—	(2,983)
Total current deferred tax assets, net	—	3,179
Long-term deferred tax liabilities, net:
Deferred tax assets	250,944	153,641
Deferred tax liabilities	(79,494)	(89,741)
Valuation allowance	(171,720)	(67,348)
Total long-term deferred tax liabilities, net	(270)	(3,448)
Net deferred tax liability	$(270)	$(269)
As of December 31, 2015, we had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $406.3 million, which expire in 2029 through 2035, state NOL carryforwards of approximately $275.2 million, which expire in 2017 through 2035, and capital loss carryforwards of approximately $184.8 million, which expire in 2020.
As required by GAAP, we assess the recoverability of our deferred tax assets on a regular basis and record a valuation allowance for any such assets where recoverability is determined to be not more likely than not. As a result of our continued losses, we determined that our deferred tax liabilities (excluding deferred tax liabilities included in discontinued operations) were not sufficient to fully realize our deferred tax assets prior to the expiration of our NOLs, and accordingly, a valuation allowance continues to be required to be recorded against our deferred tax assets. As such, we have recorded a valuation allowance of approximately $171.7 million as of December 31, 2015. The increase in the valuation allowance during 2015 relates primarily to the capital loss from the sale of TFI that we do not believe is more likely than not to be realized.
A reconciliation of our valuation allowance on deferred tax assets for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$70,331	$6,076
Additions to valuation allowance	101,389	64,255
Valuation allowance release, net	—	—
Balance at end of period	$171,720	$70,331
Pursuant to United States Internal Revenue Code Section 382, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. We have determined that an ownership change occurred on November 30, 2012 as a result of the stock consideration transferred in the Power Fuels Merger. We do not expect any limitation under Section 382 to result in federal NOLs expiring unused. If a subsequent ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset future taxable income.
As of December 31, 2015 we did not have any unrecognized tax benefits as the previous unrecognized tax benefits lapsed due to the statue of limitations. As of December 31, 2014, we had unrecognized tax benefits attributable to a state tax position in discontinued operations totaling approximately $0.2 million which would have favorably impacted our effective tax rate if they would have been subsequently recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014
Unrecognized tax benefits balance at beginning of year	$215	$283
Additions for tax positions taken in prior periods	—	—
Reductions for lapses of statute of limitations	(215)	(68)
Unrecognized tax benefits balance at end of year	$—	$215
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest and penalties as of December 31, 2015. Accrued interest and penalties as of December 31, 2014 was approximately $0.1 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We are subject to the following significant taxing jurisdictions: U.S. federal, Pennsylvania, Louisiana, North Dakota, Texas, West Virginia, Arizona, and Oregon. We have had NOLs in various years for federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust NOL carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where we operate.
During 2013, the Internal Revenue Service completed its examination of our federal income tax returns for the years ended December 31, 2008 through 2010 with no changes. The Company is currently not under income tax examination in any other tax jurisdictions.
Note 16 - Commitments and Contingencies
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities in connection with our compliance with environmental laws and regulations. The consolidated balance sheets at December 31, 2015 and December 31, 2014 included accruals totaling $0.3 million and $0.7 million, respectively, for various environmental matters, including the estimated costs to comply with a Louisiana Department of Environmental Quality requirement that we perform testing and monitoring at certain locations to confirm that prior pipeline spills were remediated in accordance with applicable requirements.
Leases
Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 2015:

Leased equipment	$17,140
Less accumulated depreciation	(9,133)
Leased equipment, net	$8,007

Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2020 at variable interest rates and fixed interest rates, which were approximately 5.61% at December 31, 2015. Capital lease obligations amounted to $12.3 million and $14.6 million, at December 31, 2015 and 2014, respectively.
We also rent transportation equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases and rental contracts amounted to $6.1 million, $7.7 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015, future minimum lease payments, by year and in the aggregate, under all noncancelable leases were as follows at:

	Operating Leases	Capital Leases
2016	$4,044	$5,134
2017	3,146	5,036
2018	2,213	1,791
2019	666	679
2020	606	622
Thereafter	1,675	—
Total minimum lease payments	$12,350	13,262
Less amount representing executor costs		(149)
Net minimum lease payments		13,113
Less amount representing interest (5.61% at December 31, 2015)		(810)
Present value of net minimum lease payments		$12,303
Asset Retirement Obligations
At December 31, 2015 and 2014, we had approximately $3.0 million and $2.9 million, respectively, of asset retirement obligations related to our disposal wells and landfill which are recorded in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Surety Bonds and Letters of Credits
At December 31, 2015 and 2014, we had surety bonds outstanding of approximately $9.9 million and $7.0 million, respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at December 31, 2015 and 2014, we had outstanding irrevocable letters of credit totaling $5.2 million and $4.8 million, respectively, to support various agreements, leases and insurance policies.
Note 17 - Legal Matters
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

We believe that we have valid defenses with respect to legal matters pending against us. Based on our experience, we also believe that the damage amounts claimed in the lawsuits disclosed below are not necessarily a meaningful indicator of our potential liability. Litigation is inherently unpredictable, and it is possible that our results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against us. We do not expect that the outcome of other claims and legal actions not discussed below will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
In June 2014, we entered into agreements to fully settle all claims relating to the foregoing lawsuits. The settlements were approved by the Dimmit County court on July 15, 2014. In connection with the settlement of these matters, we agreed to fund $5.5 million of the total settlement payments to fully resolve the matter, which was subsequently paid in July 2014, with the remainder of the total settlement payment funded by our insurer. The amount of the total settlement payment is confidential pursuant to the settlement agreements. These settlement agreements include all plaintiffs and our insurer and releases us from all past and future claims or liabilities related to these matters. As a result of the settlement of these cases, we recorded expenses totaling $7.8 million during the year ended December 31, 2014 consisting of $5.5 million for the settlement payments and $2.3 million of additional related legal expenses.
Shareholder Litigation
2010 Class Action
On May 21, 2010, Richard P. Gielata, an individual purporting to act on behalf of stockholders, served a class action lawsuit filed May 6, 2010 against the Company and various directors and officers of the Company in the United States District Court for the District of Delaware captioned In re Heckmann Corporation Securities Class Action (Case No. 1:10-cv-00378-JJF-MPT). On March 4, 2014, the Company reached an agreement in principle to settle this matter by entering into a Stipulation of Settlement with the plaintiffs, which resolved all claims asserted against the Company and the individual defendants in this case. Under the terms of the Stipulation of Settlement, which was subject to approval by the court, the Company agreed to a cash payment of $13.5 million, a portion of which came from remaining insurance proceeds, as well as the issuance of 0.8 million shares of its common stock. The Company agreed to provide a floor value of $13.5 million on the equity portion of the settlement; however, at the time of final court approval of the Stipulation of Settlement (described below) the equity value of the settlement consideration exceeded this amount and, as a result, the number of shares to be issued as settlement consideration was fixed at 0.8 million. Cash payments of $6.1 million from the Company, and the remaining $7.4 million from insurance proceeds, were deposited into escrow in April 2014. The Stipulation of Settlement was approved by the court on June 26, 2014 and became effective on August 27, 2014. Pursuant to the court’s approval order, one-third of the 0.8 million settlement shares and one-third of the cash settlement consideration were awarded to co-lead plaintiffs’ counsel as attorneys’ fees (in addition to reimbursement of certain court-approved expenses from the cash portion of the settlement escrow). The remaining two-thirds of the 0.8 million settlement shares were deposited into escrow on August 22, 2014.

2013 Class Action
In September 2013, two separate but substantially-similar putative class action lawsuits were commenced in Federal court against us and certain of our current and former officers and directors alleging that we, along with the individual defendants, made certain material misstatements and/or omissions relating to our operations and financial condition which caused the price of our shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated and a consolidated complaint was filed. Defendants filed a motion to dismiss these claims in May 2014, and such motion was granted by the Court on November 17, 2014, whereby the forgoing class action was dismissed without prejudice. Plaintiffs were permitted by the Court to file a motion to amend the complaint and did so on December 8, 2014. Defendants filed their opposition to plaintiffs' motion to amend the complaint on December 22, 2014. On March 12, 2015, the Court issued an order denying plaintiffs' motion to amend the complaint as to certain claims, but granting plaintiffs' motion as to other claims. Plantiffs filed an amended complaint on March 19, 2015, and on March 23, 2015 we filed a motion to dismiss the amended complaint for failure to comply with the court’s March 12, 2015 order. Both parties filed subsequent pleadings. On June 24, 2015, the Court granted our motion to dismiss plaintiffs' amended consolidated class action complaint and dismissed the case with prejudice. On July 24, 2015, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. The appeal was voluntarily dismissed by plaintiffs on November 5, 2015, thereby concluding this litigation.
2013 Derivative Cases
In September and October 2013, three separate but substantially-similar shareholder derivative lawsuits were commenced in Federal court against us and certain of our current and former officers and directors alleging that members of our board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. On September 15, 2014, the Court dismissed the consolidated cases following its dismissal of the consolidated complaint and plaintiffs' failure to amend. Also in October 2013, two identical shareholder derivative lawsuits were commenced in Arizona state court against us and certain of our current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and defendants filed a motion to dismiss these claims in June 2014. On July 22, 2014, the parties filed a joint stipulation to dismiss these cases with prejudice, which was granted by the Court on August 1, 2014, and no settlement payment was made. In the first quarter of 2015, we received a written demand from one of the plaintiffs in the derivative lawsuits requesting that the board of directors commence an independent investigation of certain matters and take appropriate action to recover for us any damages to which we may be entitled as a result of alleged breaches of fiduciary duties by certain of our current and former officers and directors. The board appointed a special committee to conduct such an investigation, which it did with the assistance of independent professionals. The investigation concluded with a finding that there had been no actionable wrongdoing and a recommendation that the Company not act further with respect to the shareholder demand.
AWS Arbitration Demand
On April 28, 2015, the holder of the non-controlling interest in AWS issued to us a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by us of certain of our obligations under the operating agreement. We entered into a settlement of this matter with the non-controlling interest holder in June 2015 whereby we purchased the remaining interest in AWS for $4.0 million in cash and a $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019. If we fail to meet the payment terms of this obligation, or if we become insolvent or declare bankruptcy, all remaining outstanding balances on the note payable would become immediately due and payable.  If such an acceleration were to occur, we would request a waiver from the non-controlling interest holder, but there can be no assurance that such waiver would be forthcoming or that we would have sufficient available liquidity to make any required repayment.
Note 18 - Employee Benefit Plans
Effective September 1, 2013, we established a defined contribution 401(k) plan (the "Plan") that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan covers substantially all employees who have met certain eligibility requirements except those employees working less than 25 hours per week. Employees may participate in the Plan on the first day of the first month following 60 days of employment. Historically, we have provided a quarterly match in shares our common stock equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of each participant’s annual contribution up to an additional 2% of each participant’s annual compensation. Matching contributions to the Plan were $4.4 million and $1.9 million for the years ended December 31, 2014, and 2013, respectively. In March 2015, we suspended our matching contribution to the Plan. As a result, matching contributions to the Plan were $0.7 million for the year ended December 31, 2015. We may re-establish our matching contribution at any time at our discretion.
Note 19 - Related Party and Affiliated Company Transactions
Richard J. Heckmann, the former Executive Chairman of our board of directors, and Mark D. Johnsrud, our Chief Executive Officer and Chairman of our board of directors, were members of an entity that owned an aircraft used periodically for business-related travel. During the three months ended September 30, 2014, the aircraft was sold to another entity in which both Mr. Johnsrud and Mr. Heckmann were members. Reimbursements paid to the entity prior to the sale, in exchange for use of the aircraft, were $0.2 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively.
During the three months ended September 30, 2014, the foregoing aircraft lease was terminated and replaced with a new aircraft lease with an entity owned and controlled by Mr. Johnsrud under substantially the same economic and other terms. Reimbursements payable to such entity in exchange for use of the aircraft were $0.1 million and $0.1 million for the years ended December 31, 2015 and 2014.
During the year ended December 31, 2015 an entity controlled by Mr. Johnsrud purchased on the open market $31.4 million in principal amount of the 2018 Notes.
Mr. Johnsrud is the sole member of an entity that owns apartment buildings in North Dakota which are rented to certain of our employees at rates that are equal to or below market rates. However, there is no formal arrangement between the Company and Mr. Johnsrud for this housing. Rent payments are collected from the employees through payroll deductions and remitted to the entity.
In connection with the Power Fuels Merger, assets received in exchange for the merger consideration excluded accounts receivable outstanding for more than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable, which are recorded by us as restricted cash with an offsetting liability, are required to be periodically remitted to Mr. Johnsrud. Amounts payable to Mr. Johnsrud at December 31, 2014 for accounts receivable collections totaled approximately $0.1 million. As of December 31, 2015, there were no further remaining receivables due to Mr. Johnsrud.
We periodically purchase fresh water for resale to customers from a sole proprietorship owned by Mr. Johnsrud. Our purchases during the years ended December 31, 2015, 2014 and 2013 amounted to $1.3 million, $0.9 million and $0.7 million, respectively. No amounts were due to the sole proprietorship at December 31, 2015 and 2014, respectively.
Mr. Johnsrud is the sole member of an entity that owns land in North Dakota on which five of our saltwater disposal wells are situated. We have agreed to pay the entity a per-barrel royalty fee in exchange for the use of the land, which is consistent with rates charged by non-affiliated third parties under similar arrangements. We paid royalties of approximately $0.2 million, $0.1 million and $0.1 million during years ended December 31, 2015, 2014 and 2013, respectively. Royalties payable to the entity were less than $0.1 million at December 31, 2015 and 2014, respectively.
During 2009, we acquired an approximate 7% investment in Underground Solutions, Inc. (“UGSI”) a supplier of water infrastructure pipeline products, whose chief executive officer, Andrew D. Seidel, was a member of our board of directors. Our total investment in UGSI was $7.2 million. During the quarter ended September 30, 2013, we performed an evaluation of various alternatives for this non-strategic investment, including its potential liquidation. As a result, we recorded a $3.8 million charge for the write-down of this investment to its estimated net realizable value. Our interest in UGSI is accounted for as a cost method investment in the consolidated balance sheet as of December 31, 2015 and December 31, 2014, and is included in the Corporate/Other group for purposes of reportable segments (Note 20). The $3.8 million write-down was classified as a component of "Other income (expense), net" in the consolidated statement of operations for the year ended December 31, 2013. During the three months ended December 31, 2015 and 2014, we performed an evaluation of the UGSI investment and determined the fair value exceeded its carrying value, and therefore no additional write-down was deemed necessary.
On January 4, 2016, Aegion Corporation announced that it had executed a definitive agreement to acquire UGSI for $85 million in cash and expects to close the transaction during the first quarter of 2016. Aegion will separately pay for the discounted value of the tax benefits associated with UGSI's net operating loss carry forwards at closing, which is estimated to be approximately $5 million. We believe that our proceeds from the sale of UGSI will exceed our cost basis which was approximately $3.2 million as of December 31, 2015.
Note 20 - Segments
We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. During the three months ended September 30, 2014, we completed the organizational realignment of our shale solutions business into three operating divisions, which we consider to be operating and reportable segments of our continuing operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville, Eagle Ford, MidCon and Permian Basin Shale areas and (3) the Rocky Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as assets held for sale and certain other corporate assets.

As discussed in Note 9, in March of 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area. As a result, revenues for the MidCon shale area were included in the Southern division for the three months ended March 31, 2015, with minimal or no revenue activity in the three months ended June 30, 2015, September 30, 2015 and December 31, 2015. Costs associated with revenue generating activities of the MidCon shale area were included in the Southern division for the three months ended March 31, 2015. As a result of our restructuring in the MidCon, some remaining operating expenses for shut-down activities, as well as depreciation and amortization, were included in the Southern division during the three months ended June 30, 2015, September 30, 2015 and December 31, 2015.
Financial information for our reportable segments related to continuing operations is presented below, including our historical summary financial information for the years ended December 31, 2015, 2014 and 2013, which have been recast to conform to the new segment presentation.

	Northeast	Southern	Rocky Mountain	Corporate/ Other	Total
Year Ended December 31, 2015
Revenue	$92,135	$68,543	$196,021	$—	$356,699
Direct operating expenses	74,364	58,303	147,214	—	279,881
General and administrative expenses	4,606	4,891	6,824	23,006	39,327
Depreciation and amortization	16,667	18,188	35,043	613	70,511
Operating loss	(3,624)	(19,422)	(97,781)	(24,012)	(144,839)
Loss from continuing operations before income taxes	(4,228)	(19,526)	(97,632)	(73,898)	(195,284)
Total assets (a)	76,472	128,482	263,871	62,502	531,327

Year Ended December 31, 2014
Revenue	95,577	105,935	334,770	—	536,282
Direct operating expenses	78,621	86,987	226,850	—	392,458
General and administrative expenses	9,929	14,233	10,791	24,234	59,187
Depreciation and amortization	15,643	18,321	51,247	669	85,880
Operating loss	(42,447)	(80,491)	(269,813)	(24,903)	(417,654)
Loss from continuing operations before income taxes	(40,608)	(82,440)	(269,954)	(76,639)	(469,641)
Total assets excluding those applicable to discontinued operations (a)	102,593	168,191	442,784	42,600	756,168
Total assets held for sale (b)	—	—	—	115,404	115,404

Year Ended December 31, 2013
Revenue	95,085	126,549	304,182	—	525,816
Direct operating expenses	75,195	109,802	203,356	—	388,353
General and administrative expenses	5,665	10,368	9,918	49,136	75,087
Depreciation and amortization	13,376	26,388	59,035	437	99,236
Operating income (loss)	697	(131,792)	31,873	(50,437)	(149,659)
Income (loss) from continuing operations before income taxes	1,158	(132,930)	31,684	(107,047)	(207,135)
(a)    Total assets exclude intercompany receivables eliminated in consolidation.
(b)     Represents the carrying value of the assets of discontinued operations (Note 21).
Note 21 - Assets Held for Sale and Discontinued Operations
Following an assessment of various alternatives regarding our industrial solutions business in the third quarter of 2013 and a decision to focus exclusively on its shale solutions business, our board of directors approved and committed to a plan to divest Thermo Fluids Inc. ("TFI"), which comprises our industrial solutions operating and reportable segment, in the fourth quarter of

2013. On February 4, 2015, we entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments.

On April 11, 2015, we completed the TFI disposition with Safety-Kleen as contemplated by the previously disclosed purchase agreement. Pursuant to the purchase agreement, $4.3 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement and is captured as "Restricted cash" in our condensed consolidating balance sheet. Any remaining balance in the escrow account will be released to us 18 months following the closing date, unless both parties mutually agree to release the remaining balance prior to such date. Pursuant to the purchase agreement, the purchase price paid at closing was adjusted based upon an estimated working capital adjustment, which is subject to a post-closing reconciliation, to reflect TFI’s actual working capital (calculated in accordance with the purchase agreement) on the closing date. After giving effect to the indemnity escrow, the estimated working capital adjustment and the payment of transaction fees and other expenses, the amount of net cash proceeds used to reduce the outstanding balance under the ABL Facility on the closing date was approximately $74.6 million. We recorded a loss on the sale of TFI of $0.3 million as a component of "Income (loss) from discontinued operations, net of income taxes" in our consolidated statements of operations for the year ended December 31, 2015. The post-closing working capital reconciliation is still in process and may result in an increase or decrease in our final net cash proceeds and the final loss on the sale of TFI.
The definitive agreement for the sale was for an amount that was below the carrying value of TFI's net assets. Based on the definitive agreement with Safety-Kleen, TFI recorded charges of approximately $74.4 million, in the year ended December 31, 2014, reducing the estimated net recoverable value of its net assets to approximately $84.5 million at December 31, 2014. The charges were primarily related to a reduction of goodwill in the amount of $48.0 million, $26.4 million in intangible assets, as well as estimated additional transaction costs related to the sale.
During the year ended December 31, 2013, as part of the annual impairment test, we determined that the fair value of the industrial solutions business was less than its carrying value, resulting in a goodwill impairment charge of $98.5 million which was recorded in "Loss from discontinued operations" in the consolidated statement of operations.
We classified TFI as discontinued operations in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013. The assets and liabilities related to TFI were presented separately as "Assets held for sale" and "Liabilities of discontinued operations" in the consolidated balance sheet at December 31, 2014.
The following table provides selected financial information of discontinued operations related to TFI:

	Year Ended December 31,
	2015	2014	2013
Revenue	$19,100	$114,382	$116,263
Income (loss) from discontinued operations before income taxes	$1,171	$(68,258)	$(98,237)
Income tax (expense) benefit	(265)	9,832	(14)
Income (loss) from discontinued operations	$906	$(58,426)	$(98,251)
Loss on sale of TFI, net of taxes	(1,193)	—	—
Loss on discontinued operations, net of income taxes	$(287)	$(58,426)	$(98,251)

The carrying value of the assets and liabilities of TFI that were classified as held for sale in the accompanying consolidated balance sheet at December 31, 2014 are as follows:

December 31,
2014
Assets:
Cash and cash equivalents	$2,049
Accounts receivable, net	13,592
Inventories, net	2,011
Prepaid expenses and other receivables	2,545
Other current assets	269
Total current assets held for sale	20,466
Property, plant and equipment, net	28,366
Intangible assets, net	66,572
Goodwill	—
Total long-term assets held for sale	94,938
Total assets held for sale	$115,404
Liabilities:
Accounts payable	$4,544
Accrued expenses	4,214
Current portion of long-term debt	44
Total current liabilities of discontinued operations	8,802
Long-term portion of debt	61
Deferred income taxes	22,044
Total liabilities of discontinued operations	30,907
Net assets held for sale	$84,497

Note 22 - Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for 2015 and 2014 is as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015
Revenue	$119,112	$92,427	$76,528	$68,632
Loss from continuing operations	(11,995)	(20,647)	(128,113)	(34,412)
Income (loss) from discontinued operations	921	(2,089)	350	531
Net loss attributable to common stockholders	(11,074)	(22,736)	(127,763)	(33,881)
Loss per common share from continuing operations:
Basic and diluted	(0.44)	(0.75)	(4.61)	(1.24)
Income (loss) per common share from discontinued operations:
Basic and diluted	0.03	(0.08)	0.01	0.02
Net loss per common share:
Basic and diluted	(0.41)	(0.83)	(4.60)	(1.22)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2014
Revenue	$128,014	$126,862	$139,643	$141,763
Loss from continuing operations	(11,914)	(24,722)	(99,418)	(321,124)
Loss (income) from discontinued operations	459	1,453	(45,568)	(14,770)
Net loss attributable to common stockholders	(11,455)	(23,269)	(144,986)	(335,894)
Loss per common share from continuing operations:
Basic and diluted	(0.48)	(0.97)	(3.73)	(11.84)
Income (loss) per common share from discontinued operations:
Basic and diluted	0.02	0.06	(1.71)	(0.54)
Net loss per common share:
Basic and diluted	(0.46)	(0.91)	(5.44)	(12.38)
Note 23 - Subsidiary Guarantors
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
The following tables present condensed consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013. As discussed in Note 12, in June 2015 we purchased the remaining interest in AWS, a previously 51% owned non-guarantor subsidiary, and have recast the tables to reflect AWS as part of the Guarantor Subsidiaries as of December 31, 2014 and for the years ended December 31, 2014 and 2013. During the three months ended December 31, 2015 Nuverra Rocky Mountain Pipeline, LLC (or "RMP") was released from all obligations including as guarantor. However, as RMP's individual results are not material as there are no active contracts for new pipelines, we have not separately presented RMP as a Non-Guarantor, but rather continued to include RMP in the Guarantor Subsidiaries column. These consolidating financial statements have been prepared from our financial information on the same basis of accounting as our consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$40,660	$(1,351)	$—	$39,309
Restricted cash	4,250	—	—	4,250
Accounts receivable, net	—	42,188	—	42,188
Deferred income taxes	—	—	—	—
Other current assets	490	6,080	—	6,570
Current assets held for sale	—	—	—	—
Total current assets	45,400	46,917	—	92,317
Property, plant and equipment, net	2,609	403,579	—	406,188
Equity investments	43,542	581	(40,373)	3,750
Intangible assets, net	—	16,867	—	16,867
Goodwill	—	—	—	—
Other	415,492	72,137	(475,424)	12,205
Long-term assets held for sale	—	—	—	—
TOTAL ASSETS	$507,043	$540,081	$(515,797)	$531,327
LIABILITIES AND EQUITY
Accounts payable	$172	$6,735	$—	$6,907
Accrued expenses	13,824	16,019	—	29,843
Current portion of contingent consideration	—	8,628	—	8,628
Current portion of long-term debt	501,379	7,038	—	508,417
Current liabilities of discontinued operations	—	—	—	—
Total current liabilities	515,375	38,420	—	553,795
Deferred income taxes	(32,488)	32,758	—	270
Long-term portion of debt	—	11,758	—	11,758
Long-term portion of contingent consideration	—	—	—	—
Other long-term liabilities	62,427	416,772	(475,424)	3,775
Long-term liabilities of discontinued operations	—	—	—	—
Total shareholders' equity	(38,271)	40,373	(40,373)	(38,271)
TOTAL LIABILITIES AND EQUITY	$507,043	$540,081	$(515,797)	$531,327

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,801	$(434)	$—	$13,367
Restricted cash	—	114	—	114
Accounts receivable, net	—	108,813	—	108,813
Deferred income taxes	173	3,006	—	3,179
Other current assets	738	7,995	—	8,733
Current assets held for sale	—	20,466	—	20,466
Total current assets	14,712	139,960	—	154,672
Property, plant and equipment, net	3,263	472,719	—	475,982
Equity investments	249,426	645	(246,257)	3,814
Intangible assets, net	—	19,757	—	19,757
Goodwill	—	104,721	—	104,721
Other	453,048	11,208	(446,568)	17,688
Long-term assets held for sale	—	94,938	—	94,938
TOTAL ASSETS	$720,449	$843,948	$(692,825)	$871,572
LIABILITIES AND EQUITY
Accounts payable	$1,310	$17,549	$—	$18,859
Accrued expenses	16,404	26,991	—	43,395
Current portion of contingent consideration	—	9,274	—	9,274
Current portion of long-term debt	—	15,863	—	15,863
Current liabilities of discontinued operations	—	8,802	—	8,802
Total current liabilities	17,714	78,479	—	96,193
Deferred income taxes	(33,353)	36,801	—	3,448
Long-term portion of debt	582,446	10,009	—	592,455
Long-term portion of contingent consideration	—	550	—	550
Other long-term liabilities	695	449,747	(446,568)	3,874
Long-term liabilities of discontinued operations	—	22,105	—	22,105
Total shareholders' equity	152,947	246,257	(246,257)	152,947
TOTAL LIABILITIES AND EQUITY	$720,449	$843,948	$(692,825)	$871,572

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$356,699	$—	$356,699
Costs and expenses:
Direct operating expenses	—	279,881	—	279,881
General and administrative expenses	23,006	16,321	—	39,327
Depreciation and amortization	613	69,898	—	70,511
Impairment of long-lived assets	—	—	—	—
Impairment of goodwill	—	104,721	—	104,721
Other, net	393	6,705	—	7,098
Total costs and expenses	24,012	477,526	—	501,538
Loss from operations	(24,012)	(120,827)	—	(144,839)
Interest expense, net	(47,741)	(1,453)	—	(49,194)
Other income, net	—	958	—	958
Loss on extinguishment of debt	(2,145)	—	—	(2,145)
(Loss) income from equity investments	(130,855)	(64)	130,855	(64)
(Loss) income from continuing operations before income taxes	(204,753)	(121,386)	130,855	(195,284)
Income tax benefit (expense) (a)	9,586	(9,469)	—	117
(Loss) income from continuing operations	(195,167)	(130,855)	130,855	(195,167)
Loss from discontinued operations, net of income taxes	(287)	—	—	(287)
Net (loss) income attributable to common stockholders	$(195,454)	$(130,855)	$130,855	$(195,454)
(a)    The Parent's tax benefit offsets the tax expense reflected in the Guarantor Subsidiaries.

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$536,282	$—	$536,282
Costs and expenses:
Direct operating expenses	—	392,458	—	392,458
General and administrative expenses	24,234	34,953	—	59,187
Depreciation and amortization	669	85,211	—	85,880
Impairment of long-lived assets	—	112,436	—	112,436
Impairment of goodwill	—	303,975	—	303,975
Other, net	—	—	—	—
Total costs and expenses	24,903	929,033	—	953,936
Loss from operations	(24,903)	(392,751)	—	(417,654)
Interest expense, net	(48,559)	(2,358)	—	(50,917)
Other expense, net	—	2,113	—	2,113
Loss on extinguishment of debt	(3,177)	—	—	(3,177)
(Loss) income from equity investments	(439,418)	(6)	439,418	(6)
(Loss) income from continuing operations before income taxes	(516,057)	(393,002)	439,418	(469,641)
Income tax benefit	453	12,010	—	12,463
(Loss) income from continuing operations	(515,604)	(380,992)	439,418	(457,178)
Loss from discontinued operations, net of income taxes	—	(58,426)	—	(58,426)
Net (loss) income attributable to common stockholders	$(515,604)	$(439,418)	$439,418	$(515,604)

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$525,816	$—	$525,816
Costs and expenses:
Direct operating expenses	—	388,353	—	388,353
General and administrative expenses	49,136	25,951	—	75,087
Depreciation and amortization	437	98,799	—	99,236
Impairment of long-lived assets	—	111,900	—	111,900
Impairment of goodwill	—	—	—	—
Other, net	864	35	—	899
Total costs and expenses	50,437	625,038	—	675,475
Loss from operations	(50,437)	(99,222)	—	(149,659)
Interest expense, net	(51,318)	(2,385)	—	(53,703)
Other expense, net	(5,292)	1,465	—	(3,827)
Loss on extinguishment of debt	—	—	—	—
(Loss) income from equity investments	(161,203)	54	161,203	54
(Loss) income from continuing operations before income taxes	(268,250)	(100,088)	161,203	(207,135)
Income tax benefit	35,959	37,136	—	73,095
(Loss) income from continuing operations	(232,291)	(62,952)	161,203	(134,040)
Loss from discontinued operations, net of income taxes	—	(98,251)	—	(98,251)
Net (loss) income attributable to common stockholders	$(232,291)	$(161,203)	$161,203	$(232,291)

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$33,977	$15,850	$—	$49,827
Net cash used in operating activities from discontinued operations	—	(708)	—	(708)
Net cash provided by operating activities	33,977	15,142	—	49,119
Cash flows from investing activities:
Proceeds from the sale of TFI	78,897	—	—	78,897
Proceeds from the sale of property and equipment	255	12,477	—	12,732
Purchase of property, plant and equipment	—	(19,201)	—	(19,201)
Increase in restricted cash	(4,250)	—	—	(4,250)
Net cash provided by (used in) investing activities from continuing operations	74,902	(6,724)	—	68,178
Net cash used in investing activities from discontinued operations	—	(181)	—	(181)
Net cash provided by (used in) investing activities	74,902	(6,905)	—	67,997
Cash flows from financing activities:
Payments on revolving credit facility	(81,647)	—	—	(81,647)
Payments for deferred financing costs	(225)	—	—	(225)
Payments on vehicle financing and other financing activities	(148)	(11,098)	—	(11,246)
Net cash used in financing activities from continuing operations	(82,020)	(11,098)	—	(93,118)
Net cash used in financing activities from discontinued operations	—	(105)	—	(105)
Net cash used in financing activities	(82,020)	(11,203)	—	(93,223)
Net increase (decrease) in cash	26,859	(2,966)	—	23,893
Cash and cash equivalents - beginning of year	13,801	1,615	—	15,416
Cash and cash equivalents - end of year	40,660	(1,351)	—	39,309
Less: cash and cash equivalents of discontinued operations - end of year	—	—	—	—
Cash and cash equivalents of continuing operations - end of year	$40,660	$(1,351)	$—	$39,309

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(27,860)	$45,236	$—	$17,376
Net cash provided by operating activities from discontinued operations	—	3,966	—	3,966
Net cash (used in) provided by operating activities	(27,860)	49,202	—	21,342
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	10,192	—	10,192
Purchase of property, plant and equipment	(1,228)	(54,503)	—	(55,731)
Net cash used in investing activities from continuing operations	(1,228)	(44,311)	—	(45,539)
Net cash used in investing activities from discontinued operations	—	(2,451)	—	(2,451)
Net cash used in investing activities	(1,228)	(46,762)	—	(47,990)
Cash flows from financing activities:
Proceeds from revolving credit facility	107,725	—	—	107,725
Payments on revolving credit facility	(67,500)	—	—	(67,500)
Payments for deferred financing costs	(1,030)	—	—	(1,030)
Payments on vehicle financing and other financing activities	(145)	(6,303)	—	(6,448)
Net cash provided by (used in) financing activities from continuing operations	39,050	(6,303)	—	32,747
Net cash provided by financing activities from discontinued operations	—	105	—	105
Net cash provided by (used in) financing activities	39,050	(6,198)	—	32,852
Net increase (decrease) in cash	9,962	(3,758)	—	6,204
Cash and cash equivalents - beginning of year	3,839	5,373	—	9,212
Cash and cash equivalents - end of year	13,801	1,615	—	15,416
Less: cash and cash equivalents of discontinued operations - end of year	—	(2,049)	—	(2,049)
Cash and cash equivalents of continuing operations - end of year	$13,801	$(434)	$—	$13,367

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$20,693	$45,975	$—	$66,668
Net cash provided by operating activities from discontinued operations	—	3,589	—	3,589
Net cash provided by operating activities	20,693	49,564	—	70,257
Cash flows from investing activities:				—
Cash paid for acquisitions, net of cash acquired	(10,570)	—		(10,570)
Proceeds from the sale of property and equipment	—	2,308	—	2,308
Purchase of property, plant and equipment	(1,597)	(44,996)	—	(46,593)
Other investing activities	2,067	—		2,067
Net cash used in investing activities from continuing operations	(10,100)	(42,688)	—	(52,788)
Net cash used in investing activities from discontinued operations	—	(4,195)	—	(4,195)
Net cash used in investing activities	(10,100)	(46,883)	—	(56,983)
Cash flows from financing activities:
Proceeds from revolving credit facility	98,501	—	—	98,501
Payments on revolving credit facility	(109,501)	—	—	(109,501)
Payments for deferred financing costs	(855)	—	—	(855)
Payments on vehicle financing and other financing activities	(718)	(7,300)	—	(8,018)
Net cash used in financing activities from continuing operations	(12,573)	(7,300)	—	(19,873)
Net cash used in financing activities from discontinued operations	—	(400)	—	(400)
Net cash used in financing activities	(12,573)	(7,700)	—	(20,273)
Net decrease in cash	(1,980)	(5,019)	—	(6,999)
Cash and cash equivalents - beginning of year	5,819	10,392	—	16,211
Cash and cash equivalents - end of year	3,839	5,373	—	9,212
Less: cash and cash equivalents of discontinued operations - end of year	—	(429)	—	(429)
Cash and cash equivalents of continuing operations - end of year	$3,839	$4,944	$—	$8,783

Exhibit Number		Description
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

2.5	A
Amendment No. 1 to Stock Purchase Agreement, dated March 25, 2015, by and among Nuverra Environmental Solutions, Inc. and Safety-Kleen, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2015).

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

3.2		Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on October 26, 2007).

3.2	A	First Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2A to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

3.2	B	Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2011).

4.1		Specimen Common Stock Certificate.

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

Exhibit Number			Description
10.1	E
Second Amendment, Consent and Release to Amended and Restated Credit Agreement dated April 13, 2015, by and among the Company, the Agent and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2015).

10.1	F
First Amendment to Amended and Restated Guaranty and Security Agreement dated April 13, 2015, by and among the Company, certain subsidiaries of the Company named therein, as grantors, and the Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2015).

10.1	G
Fourth Amendment, Consent and Release to Amended and Restated Credit Agreement dated November 2, 2015, by and among the Company, the Agent and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 5, 2015).

10.1	H
Second Amendment to Amended and Restated Guaranty and Security Agreement dated November 2, 2015, by and among the Company, certain subsidiaries of the Company named therein, as grantors, and the Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 5, 2015).

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

10.7			Gathering and Disposal Services Agreement (Produced and Freshwater) dated November 21, 2014 by and between Nuverra Rocky Mountain Pipeline, LLC and XTO Energy Inc.**

14.1			Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 21, 2011).

21.1	*		Subsidiaries of Nuverra Environmental Solutions, Inc.

23.1	*		Consent of KPMG LLP

24.1	*		Power of Attorney of Officers and Directors of the Company (set forth on the signature pages of this Form 10-K).

31.1	*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*		Filed herewith
**		Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the SEC pursuant to a Confidential Treatment Application filed with the SEC
†		Compensatory plan, contract or arrangement in which directors or executive officers may participate