Form 10-K/A
period 2015-12-31
Nuverra Environmental Solutions, Inc.
filed 2016-04-29
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of shares outstanding of the registrant’s common stock as of April 26, 2016 was 31,052,076.
__________________________________

FORM 10-K/A

EXPLANATORY NOTE

Nuverra Environmental Solutions, Inc. (the “Company,” “Nuverra,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A also deletes to the incorporation by reference to portions of our definitive proxy statement from the cover page of the Original Form 10-K and updates Item 9B of Part II and Item 15 of Part IV.

Pursuant to the rules of the SEC, Part IV, Item 15 has been amended to contain the currently dated certification from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certification of the Company’s principal executive officer and principal financial officer is attached to this Form 10-K/A as Exhibit 31.3. Because no financial statements have been included in this Form 10-K./A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART II

Item 9B. Other Information
On April 29, 2016, Mark D. Johnsrud, Chairman of the Board and Chief Executive Officer, assumed the role of principal financial officer. The information required by Items 401(b), (d) and (e) and Item 404(a) of Regulation S-K in respect of Mr. Johnsrud’s appointment is set forth under Part III, Items 10, 12 and 13 of this Form 10-K/A. The information regarding Mr. Johnsrud’s appointment as principal financial officer is being disclosed under this Item 9B of Form 10-K/A in lieu of Item 5.02(c) of Form 8-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of the members of our Board of Directors (each a “Director,” together, the “Board”), their ages, and their positions are as follows:

Name	Age	Position
Mark D. Johnsrud	57	Chairman of the Board and Chief Executive Officer
Robert B. Simonds, Jr.	53	Vice Chairman of the Board and Director
William M. Austin	70	Director
Edward A. Barkett	49	Director
Tod C. Holmes	67	Director
R. Dan Nelson	66	Director
Dr. Alfred E. Osborne, Jr.	71	Director
J. Danforth Quayle	69	Director

Below is biographical information about each Director as well as the particular experience, qualifications, attributes and/or skills which led the Board to conclude the Director should serve as a Director. In addition, each Director must possess the highest personal and professional integrity and ethics and a willingness and ability to devote the required time to the Company. The Board has determined each Director possesses these qualities.

Messrs. Holmes, Osborne, and Quayle comprise a class of Directors whose terms will expire at the Company’s 2016 annual meeting of stockholders.

Tod C. Holmes has served as a director since August 2014. He currently serves on the Company’s Audit Committee. Prior to joining the Board, Mr. Holmes served as Executive Vice President and Chief Financial Officer of Republic Services, Inc. (NYSE: RSG) (“Republic Services”) from 2008 until 2013 and, prior thereto, as Senior Vice President and Chief Financial Officer of Republic Services since 1998. Republic Services is a Fortune 300 company focused on environmental services, including the collection, recycling, processing, and disposal of solid waste in the United States. Prior to Mr. Holmes being named Senior Vice President and Chief Financial Officer of Republic Services in 1998, he served as Vice President of Finance for the Solid Waste Group of Republic Industries (now AutoNation). Prior to joining Republic Industries, Mr. Holmes held management and executive-level positions with numerous companies, including Browning Ferris Industries, Inc., Compagnie Generale de Geophysique, and KPMG. Mr. Holmes holds a Bachelor of Science degree in Economics and a Masters of Business Administration degree, with an emphasis in Finance and Accounting, from the University of Denver.

Dr. Alfred E. Osborne, Jr. has served as a director since May 2007. He is currently the Lead Independent Director and Chair of the Company’s Audit Committee. Dr. Osborne is the Senior Associate Dean at the UCLA Anderson School of Management, a position he assumed in July 2003. He has been employed as a professor at UCLA since 1972 and has served the school in various capacities over the years. Currently, he also serves as the faculty director of the Harold Price Center for Entrepreneurial Studies at UCLA, a position he has held since July 2003. Dr. Osborne is a member of the board of directors of Kaiser Aluminum, Inc. (NASDAQ: KALU), a fabricated aluminum products manufacturing company, where he is Lead Director, a member of the audit committee and chair of the corporate governance committee, and Wedbush, Inc., a financial services and investment firm. Dr. Osborne also serves as a director of First Pacific Advisors family of seven funds: FPA Capital, Crescent, International Value, New Income, Paramount, Perennial and Source Capital. Dr. Osborne has served on many public and private company boards during the past 30 years, including service on audit and governance committees.

J. Danforth Quayle has served as a director since May 2007. He currently serves as Chair of the Company’s Compensation Committee and on the Company’s Nominating and Corporate Governance Committee. Mr. Quayle is the Chairman of Cerberus Global Investments, a position he has held since 1999, when he joined Cerberus Capital Management, one of the world’s leading private investment firms with over $27 billion in committed capital. As chairman of Cerberus Global Investments, Mr. Quayle has been actively involved in new business sourcing and marketing in North America, Asia and Europe. Prior to joining Cerberus, Mr. Quayle served as a Congressman and Senator from the State of Indiana and as the 44th Vice President of the United States. During his tenure as Vice President, President George H.W. Bush named Mr. Quayle to head the Council of

Competitiveness, which worked to ensure America’s international competitiveness in the 21st century. During his Vice Presidency, Mr. Quayle made official visits to 47 countries and chaired the National Space Council. Since leaving public office in 1993, Mr. Quayle has established and sold an insurance business in Indiana. For two years he was a distinguished visiting professor of international studies at Thunderbird, The American Graduate School of International Management in Phoenix, Arizona. Mr. Quayle has served on many public and private companies’ boards during the past 20 years, including board and committee service with USFilter and K2.

Messrs. Barkett and Simonds comprise a class of Directors whose terms will expire at the Company’s 2017 annual meeting of stockholders.

Edward A. Barkett has served as a director since February 2009. He currently serves on the Company’s Audit Committee. Mr. Barkett is the Founder and currently serves as the President of Atlas Properties, Inc., a real estate development and management firm, a position he has held since 1993. For nearly 20 years, Mr. Barkett has been actively involved in building and managing businesses, and in real estate investing, development, construction, leasing, and financing throughout the United States. Mr. Barkett is also a member of the board of directors of Bashas’, Inc., the largest grocery store chain in the State of Arizona, and a member of the board of directors of the San Joaquin Partnership, a public/private economic development corporation dedicated to job creation in San Joaquin County, California.

Robert B. Simonds, Jr. has served as a director since May 2010 and as Vice Chairman since October 2010. He currently serves on the Company’s Compensation Committee and as Chair of the Nominating and Corporate Governance Committee. Mr. Simonds is a longtime advocate for water rights and policy issues and his family owns and controls water rights in Arizona. He was the immediate past Chairman of the Blue Ribbon Committee of the Metropolitan Water District of Southern California (“MWD”), the world’s largest water wholesaler, where he represented the city of Los Angeles from 2004 to 2006. MWD’s Blue Ribbon Committee makes recommendations for new business models and strategies to position MWD to meet the region’s water-related needs for the future. He was recently appointed to the National Academy of Sciences Board of Water Science and Technology (“BWST”). Mr. Simonds is also the Chairman and Chief Executive Officer of STX Entertainment and a seasoned producer of over 30 major motion pictures that have generated in excess of $6 billion in worldwide revenue.

Messrs. Austin, Johnsrud, and Nelson comprise a class of Directors whose terms will expire at the Company’s 2018 annual meeting of stockholders.

William M. Austin has served as a director since November 2014. He currently serves on the Company’s Audit Committee. Mr. Austin is currently the President of Austin Lee Ventures LTD, a Houston, Texas-based investment company and a director of Ranger Holdings, a Houston, Texas-based oilfield services company. He is a former member of the board of directors of Express Energy LLP, a Houston, Texas-based oilfield services company, which was sold in November 2014. Mr. Austin served as Executive Vice President and Chief Financial Officer of Exterran Holdings from December 2011 until April 2014, and he also served as Senior Vice President and Director of Exterran GP, LLC from April 2012 until April 2014. Mr. Austin also served as a member of the board of directors of IROC Energy Services, a Canadian oilfield services company, from November 2004 until April 2013. From June 2009 to April 2010, he served as Senior Vice President and CFO of Valerus Compression Services, L.P., a natural gas services, production and processing company. Prior to his work with natural gas service companies, Mr. Austin was Senior Vice President and CFO of Key Energy Services, a publicly traded oilfield services firm, from January 2005 to February 2009. Earlier in his career, Mr. Austin was a Managing Director of Banker’s Trust Co., serving in the Leveraged Buyout group and head of the Energy Group in Houston, Texas for ten years. Mr. Austin holds a Bachelor of Science degree in electrical engineering from Brown University, a Master of Science degree from Stevens Institute of Technology and a Master of Business Administration from Columbia University.

Mark D. Johnsrud has served as Chief Executive Officer since November 2012, Vice Chairman of the Board from November 2012 to May 2014, and Chairman of the Board since May 2014. Mr. Johnsrud previously served as Chief Executive Officer of Power Fuels, a leading environmental services company in the Bakken Shale area in North Dakota, of which he was the sole owner prior to the merger of Power Fuels with and into a subsidiary of the Company. Under Mr. Johnsrud’s leadership, Power Fuels saw significant growth from 2005 until the merger in November 2012. Prior to acquiring Power Fuels, Mr. Johnsrud previously served as a Managing Director at Acala Partners Inc., a full-service investment bank focusing on supporting the agribusiness and food sectors. Mr. Johnsrud also served as Senior Vice President and Head of the U.S. Agribusiness Finance Group at Banque National de Paris, and as a Managing Director and Senior Vice President of the Food and Agribusiness Group at Bank of America. Mr. Johnsrud is currently a member of the Board of Directors and the Executive Committee of the North Dakota Petroleum Counsel, an industry association representing its member companies involved in all aspects of the oil and gas industry in North Dakota, South Dakota, and the Rocky Mountain region. Mr. Johnsrud holds a Master of Science degree in economics from Texas A&M University and a Bachelor of Science degree from North Dakota State University.

R. Dan Nelson has served as a director since November 2013. He currently serves on the Company’s Compensation Committee and Nominating and Corporate Governance Committee. Prior to joining the Board, Mr. Nelson spent 32 years at ExxonMobil. During his 32-year career with ExxonMobil, Mr. Nelson served as Vice President of the company’s Washington, D.C. office and as Vice President and Officer of the corporation. He held a variety of other senior positions with ExxonMobil in the United States, the United Kingdom and Saudi Arabia. These positions included a number of strategic roles focused on Mobil’s Middle East operations, Coordination Manager for Mobil’s business operations with the Arabian-American Oil Company; Manager, Middle East region, Mobil Corporation; Planning and Analysis Manager for the supply and trading organization in Mobil’s global headquarters and Venture Manager for the company’s liquefied natural gas projects. Following the ExxonMobil merger, Mr. Nelson was appointed Chairman and Chief Executive Officer of ExxonMobil Saudi Arabia Inc.

Executive Officers
The names of our executive officers, their ages, and their positions are as follows:

Name	Age	Position
Mark D. Johnsrud	57	Chairman of the Board and Chief Executive Officer
Joseph M. Crabb	48	Executive Vice President and Chief Legal Officer

Mark D. Johnsrud's biographical information is included in the previous section "Directors".

Joseph M. Crabb serves as the Company’s Executive Vice President, Chief Legal Officer, and Corporate Secretary. He joined Nuverra in April 2014 with more than 20 years of legal experience in the areas of corporate finance securities reporting, corporate governance, and merger, acquisition, and divestiture transactions. Prior to joining Nuverra, he was with Squire Sanders (US) LLP (now Squire Patton Boggs (US) LLP) as a partner and group leader of the corporate practice group in the firm’s Phoenix office. While at Squire Sanders, Mr. Crabb acted as Nuverra’s outside counsel and assisted the Company with key initiatives related to corporate finance; merger, acquisition and divestiture transactions; securities reporting; corporate governance; and litigation, among other projects. Mr. Crabb received his Bachelor of Arts degree in History from the University of Iowa, and his Juris Doctorate from the University of Iowa College of Law. Mr. Crabb also serves as Corporate Secretary of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent stockholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), except for a single report by Mr. Gregory J. Heinlein pertaining to a grant of restricted stock units on March 17, 2015 which was not filed until March 22, 2016 due to an administrative oversight.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics is available in the “Governance” section of the Company’s website at www.nuverra.com under the Investors tab, and a printed copy may also be obtained by any stockholder upon request directed to Nuverra Environmental Solutions, Inc., 14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254, Attention: Corporate Secretary. The Company intends to post amendments to or waivers, if any, from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors or its principal executive officer, principal financial officer, or principal accounting officer) at this location on its website. Among other matters, our Code of Business Conduct and Ethics is designed to promote:

•	honest and ethical conduct;

•	avoidance of conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

•	compliance with applicable governmental laws and regulations and stock exchange rules;

•	prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the code; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

Selection of Board Nominees

The Nominating and Corporate Governance Committee reviews the qualifications of potential director candidates in accordance with its charter and our Corporate Governance Guidelines, which are discussed below.

The Nominating and Corporate Governance Committee’s consideration of a candidate for director includes assessment of the individual’s understanding of our business, the individual’s professional and educational background, skills and abilities and potential time commitment and whether such characteristics are consistent with our Corporate Governance Guidelines and other criteria established by the Nominating and Corporate Governance Committee from time to time. In addition, the Nominating and Corporate Governance Committee takes into account diversity of background and experience that the individual will bring to the Board. To provide such a contribution to the Company, a director must generally possess one or more of the following, in addition to personal and professional integrity:

•	experience in corporate management;

•	experience with complex business organizations;

•	experience as a board member or officer of another publicly held company;

•	diversity of expertise, experience in substantive matters related to the Company’s business and professional experience as compared to existing members of our Board and other nominees; and

•	practical and mature business judgment.

The Nominating and Corporate Governance Committee may also adopt such procedures and criteria not inconsistent with our Corporate Governance Guidelines as it considers advisable for the assessment of Director candidates. Other than the foregoing, there are no stated minimum criteria for director nominees. The Nominating and Corporate Governance Committee does however recognize that at least one-half of the members of the Audit Committee should meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that at least two-thirds of the members of the Board must meet the definition of “independent director” under applicable rules governing independence.

Although we do not have a formal policy with regard to the consideration of diversity in identifying candidates for election to the Board, the Nominating and Corporate Governance Committee recognizes the benefits associated with a diverse board, and takes diversity considerations into account when identifying candidates. The Nominating and Corporate Governance Committee utilizes a broad conception of diversity, including diversity of professional experience, employment history, prior experience on other boards of directors, and more familiar diversity concepts such as race, gender and national origin. These factors, and others considered useful by the Nominating and Corporate Governance Committee, will be reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. After assessing the perceived needs of the Board, the Nominating and Corporate Governance Committee identifies specific individuals as a potential source of director candidates with relevant experience. The priorities and emphasis of the Nominating and Corporate Governance Committee and of the Board may change from time to time to take into account changes in business and other trends and the portfolio of skills and experience of current and prospective board members.

The Nominating and Corporate Governance Committee establishes procedures for the nomination process and recommends candidates for election to the Board. Consideration of new Board nominee candidates involves a series of internal discussions, review of information concerning candidates, and interviews with selected candidates. Board members or employees typically suggest candidates for nomination to the Board. In 2015, we did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates.

Stockholder Nominations

The Nominating and Corporate Governance Committee will consider stockholder recommendations for candidates for the Board if the stockholder complies with the advance notice, information and consent provisions contained in our Second Amended and Restated Bylaws (“Bylaws”). The Nominating and Corporate Governance Committee will evaluate recommendations for director nominees submitted by directors, management or qualifying stockholders in the same manner. All directors and director nominees will be required to submit a completed directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating and Corporate Governance Committee.

To be in proper written form, our Bylaws provide that a stockholders’ notice to the Corporate Secretary must set forth as to each person whom the stockholder proposes to nominate as a director: (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) with respect to the nomination, including the nominee, (iv) any derivative positions with respect to shares of the Company’s capital stock held or beneficially held by or on behalf of such stockholder, the extent to which any hedging or other transaction or series of transactions has been entered into with respect to shares of the Company’s capital stock by or on behalf of such stockholder, and the extent to which any other agreement or understanding has been made, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of such stockholder with respect to shares of the Company’s capital stock, (v) a representation that such stockholder is a holder of record entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to bring such nomination before the annual meeting, (vi) a representation whether the stockholder intends or is part of a group which intends (A) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to elect the nominee and/or (B) otherwise to solicit proxies from stockholders in support of such nomination, and (vii) any other information relating to such stockholder required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors in an election contest pursuant to and in accordance with Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder.

In addition, the stockholder’s notice to our Corporate Secretary with respect to persons that the stockholder proposes to directly nominate as a director must set forth (A) as to each individual whom the stockholder proposes to nominate, all information relating to the person that is required to be disclosed in solicitations of proxies for the election of directors or is otherwise required, pursuant to Regulation 14A (or any successor provisions) under the Exchange Act (including their name, age, business address, residence address, principal occupation or employment, the number of shares beneficially owned by such candidate, and the written consent of the such person to be named in the proxy statement as a nominee and to serve as a director if elected) and (B) such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.

There have been no material changes to these procedures since last disclosed by the Company.

Audit Committee

The members of the Audit Committee are Messrs. Osborne (Chair), Austin, Barkett, and Holmes. All members of the Audit Committee meet the independence requirements of the Company’s Corporate Governance Guidelines, the additional independence requirements of the SEC, and other applicable law. The Audit Committee’s written charter can be found in the “Governance” section of our website at www.nuverra.com under the Investors tab. The Audit Committee oversees our accounting and financial reporting processes, internal control systems, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include the following:

•	selecting and hiring of our independent registered public accounting firm;

•	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

•	reviewing and approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviewing the design, adequacy, implementation and effectiveness of our internal controls established for finance, accounting, legal compliance and ethics;

•	reviewing the design, adequacy, implementation and effectiveness of our critical accounting and financial policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	reviewing with management and our independent registered public accounting firm the results of our annual and quarterly financial statements;

•	reviewing with management and our independent registered public accounting firm any earnings announcements or other public announcements concerning our operating results;

•	reviewing and approving any related party transactions (See “Certain Relationships and Related Party Transactions” herein for further discussion); and

•
overseeing, discussing with our Board, management and our independent registered public accounting firm and, as necessary, making recommendations to our Board regarding how to address risks relating to accounting matters, financial reporting and legal and regulatory compliance and developments, and the services provided by our independent registered public accounting firm.

The Board has determined that Messrs. Osborne, Austin and Holmes qualify as “audit committee financial experts” as defined under SEC rules and regulations. As noted above, Messrs. Osborne, Austin, Barkett and Holmes meet the applicable independence requirements.
Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

In this Compensation Discussion and Analysis, we describe the material elements of our executive compensation awarded to, earned by, or paid during the last completed fiscal year to the executive officers of the Company during fiscal 2015. These individuals are referred to as the “named executive officers” in this Compensation Discussion and Analysis. The compensation of the named executive officers for 2015 is set forth in the 2015 Summary Compensation Table and other tables contained in herein.

During fiscal 2015, our named executive officers were:

Name	Title
Mark D. Johnsrud	Chairman of the Board and Chief Executive Officer
Joseph M. Crabb	Executive Vice President, Chief Legal Officer and Corporate Secretary
Gregory J. Heinlein (1)	Former Executive Vice President and Chief Financial Officer
W. Christopher Chisholm (2)	Former Executive Vice President, Chief Accounting Officer and Interim Chief Financial Officer

(1)	Mr. Heinlein resigned from his position effective April 1, 2016. Details of his departure and transition were included in the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2016.

(2)
Mr. Chisholm resigned from his position effective January 5, 2015, and remained an employee through January 30, 2015. Details of his departure and transition were included in the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015.

We also provide an overview of our executive compensation philosophy and explain how and why the Board's Compensation Committee ("Compensation Committee") arrived at the specific compensation decisions involving the named executive officers in fiscal year 2015.

2015 Summary and Compensation Highlights

To stay ahead of a changing and competitive landscape, we continued to invest in our people, products, technology and new opportunities. Our senior management team possesses combined extensive experience in acquiring and building sustainable businesses based on operational excellence, health and safety, technological development and financial discipline. Accomplishments with regard to leadership attraction and compensation design in support of the Company’s strategy included the following:

•
The Senior Executive Incentive Plan (“SEIP”), a short-term annual cash incentive plan, was in effect for 2015 providing for annual cash incentive award opportunities tied heavily to achievement of specific, pre-determined financial performance goals based on adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) safety goals and management objectives.

•
In January 2015, the Compensation Committee approved an annual grant of performance-based restricted stock units and time based stock options to executive officers (other than Mr. Johnsrud). The restricted stock units were tied to the achievement of specific 2015 financial objectives aligning our executive officers with stockholders' interests. However, the specific 2015 financial objectives were not achieved, and the restricted stock units were canceled.

•
As of April 26, 2016, Mr. Johnsrud is the beneficial owner of 10,191,039 shares of common stock, which is approximately 32.82% of the Company shares outstanding. Due to his status as our largest stockholder, Mr. Johnsrud declined salary increases in 2013, 2014, 2015, and reduced his salary to $1 for 2016. He also has not received an equity grant under the Company’s Equity Incentive Plan in 2013, 2014 or 2015.

Results of 2015 Advisory Vote on Executive Compensation

Approximately 98% of the votes cast at the 2015 annual meeting of stockholders on the non-binding advisory vote on our named executive officer compensation ("say on pay" vote) were voted in support of our executive compensation program. The Compensation Committee considers the say on pay vote results prior to finalizing named executive officer compensation each year. Consistent with its strong commitment to engagement, communication, and transparency, the Compensation Committee continues to regularly review our executive compensation policies and program to ensure alignment between the interests of our senior executives and stockholders. As the need exists to further refine our executive compensation practices to keep abreast of marketplace trends and to attract and retain top talent, the Compensation Committee made modifications to our executive compensation program in fiscal 2015 as discussed in more detail in this Compensation Discussion and Analysis.

Governance Policies and Actions

We endeavor to maintain effective corporate governance standards in our executive compensation policies and practices. The following policies and practices were in effect during 2015:

•	All members of the Compensation Committee meet the independence requirements of the Company’s Corporate Governance Guidelines, SEC rules, and other applicable law.

•	The Compensation Committee’s independent compensation consultant, Pearl Meyer & Partners is retained directly by the Compensation Committee and performs no other services for the Company.

•
The Compensation Committee conducts an annual review and approval of our compensation strategy and compensation-related risk profile to ensure that our compensation-related risks are not reasonably likely to have a material adverse effect on the Company.

The Company provides its stockholders with an annual advisory vote to approve the compensation of the Company’s named executive officers and considers the results of such vote prior to making final decisions on named executive officer compensation.

Compensation Philosophy and Objectives

Our compensation philosophy provides a foundation for design, comparison and management of the Company’s executive compensation programs. The overarching objective of our executive compensation program is to attract, motivate and retain executives who will deliver short and long-term stockholder value. Our success is driven through the use of competitive compensation programs with strong links to Company and individual performance.

Nuverra achieves this objective by providing a market-competitive compensation program that consists of base salary, annual incentives and long-term incentives. Nuverra’s Compensation Committee benchmarks compensation to market practices of a select group of other publicly traded companies and published executive pay survey sources that are representative of peer group and general industry companies with which our company competes for executive talent.

Nuverra emphasizes pay-for-performance alignment by basing a significant portion of target total direct compensation on short term and long-term incentive pay. Short-term and long-term incentives align executives with stockholder interests via annual business objectives and multi-year performance results, which together drive stockholder value. Short-term incentive goals arise from Nuverra’s Board-approved annual operating plan, while long-term incentives are tied to Nuverra’s stock price movements and stockholder returns, and they can also be tied to Board-approved long-term strategic goals.

Incentive-pay structure provides for maximum payouts in instances when company performance both exceeds internal expectations and results in strong returns for stockholders. Furthermore, we align financial interests of our executives with those of our stockholders through emphasis on long-term incentives and encouragement of equity ownership.

Our executive compensation philosophy comprises principles that further the interests of the Company and its stockholders, and to which the Compensation Committee will refer when making pay-related decisions based upon executive contributions and Company financial results during 2016 and beyond.

Elements of our Executive Compensation Program for 2015

Nuverra’s executive compensation program is comprised of base salary, short-term incentives, and long-term incentives, each of which is described below:

Compensation Component	Key Characteristics	Purpose	2015 Actions
Base Salary	Fixed compensation, reviewed annually	Compensation for fulfilling the responsibilities of his/her job and to attract and retain key executives	No executive officer or senior executive received base salary increases
Annual Cash Incentive (Short-term incentive)	At-risk variable compensation, short-term incentive award payable based on Company and individual performance against pre-established goals	Encourage accountability and motivate and reward executive officers for achieving our short-term (annual) business objectives
Following the close of the Thermo Fluids, Inc. divestiture, cash incentive bonuses were awarded to the Chief Legal Officer and other corporate officers based upon achievement of individual fiscal 2014 performance objectives. The Chairman and Chief Executive Officer voluntarily declined any cash incentives bonus. No cash incentives were awarded for the achievement of Company financial objectives.

Equity Incentive Awards (Long-term incentive)	At-risk variable compensation, long-term incentive award granted as a combination of restricted stock units and stock options. Amounts earned vary based on Company and stock performance	Motivate and reward executive officers for achieving multi-year financial goals and increasing the book value of our common stock over the long-term
In 2015 the Chief Financial Officer and Chief Legal Officer, along with specific corporate officers, were awarded performance based restricted stock units and time based stock options. The Chairman and Chief Executive Officer voluntarily declined any equity awards.

Health, Welfare, and Retirement Plans	Fixed compensation	Provide benefits that promote employee health and support financial security at retirement	No significant changes to programs in 2015 that affected named executive officers.

Summary of our Executive Compensation Practices

Executive compensation practices we have implemented (what we do):

•	We align executive compensation with the interest of our shareowners through “Pay for Performance”

•	We benchmark executive compensation against a representative and relevant peer group that compete with the Company for talent and general industry survey data for companies of similar revenue and size

•	We have a Clawback policy

•	We have a Related Party Transaction policy

•	We have “double-trigger” change-in-control benefit payments

•	The Compensation Committee uses an independent compensation consultant

•	We have an annual “Say on Pay” vote and approximately 98% of total votes cast at our 2015 annual meeting supported our executive compensation program

Executive compensation practices we have not implemented (what we don't do):

•	We prohibit the re-pricing, buyout, or exchange of underwater stock options or stock appreciation right

•	We don’t grant stock options below fair market value

•	We don’t provide additional benefits to executive officers that differ from those provided to all other employees

•	We don’t have a supplemental executive retirement plan that provides extra benefits to the named executive officers

•	We don’t provide excise tax gross-ups

•	We no longer provide guaranteed bonuses or uncapped incentives to our named executive officers

Role of the Compensation Committee

The Compensation Committee, comprised solely of independent directors, oversees the design and administration of our executive compensation and incentive programs, with the objective of providing compensation packages that are competitive within our industry and among our peer companies, while maintaining a balanced focus on both short-term and long-term performance goals. The Compensation Committee works to ensure that senior executive base compensation and incentives are heavily weighted toward Company performance while being generally consistent with marketplace and peer norms. Importantly, the Compensation Committee correlates peer company financial performance and financial results with the Company’s financial performance and results when making compensation decisions.

We seek to deliver pay-for-performance while meeting the following objectives:

•	Attract, motivate and retain highly qualified executives;

•	Establish challenging, but realistic performance objectives, balanced between short-term and long-term measurable results;

•
Provide a substantial portion of executive compensation in the form of variable (versus fixed) pay, with a significant portion of variable compensation in the form of possible incentive and equity payouts; and

•	Ensure internal alignment of executive activities and actions with Company financial performance and operating objectives, without undue risk.

In order to ensure that our executive compensation programs support and contribute to the achievement of Company objectives, the Compensation Committee receives regular updates on our business results from management and reviews our quarterly financial statements and management projections.

Role of the Chairman and Chief Executive Officer

Mr. Johnsrud, our Chairman of the Board and Chief Executive Officer, reviews the performance of each of the executive officers (other than himself, whose performance is reviewed by the Compensation Committee with input from the full Board), and makes executive compensation recommendations to the Compensation Committee for consideration. Mr. Johnsrud regularly consults with the Compensation Committee regarding executive compensation matters to assist with his decision making. The Compensation Committee has the discretion to approve, modify or reject any recommended compensation and/or award proposed by Mr. Johnsrud.

Role of the Compensation Consultant

The Compensation Committee has the sole authority to retain, and if necessary terminate, a consulting firm to assist in the evaluation of Chief Executive Officer and other senior executive officer compensation. In 2015, the Compensation Committee retained Pearl Meyer & Partners as an independent compensation consultant.

As part of the process of selecting Pearl Meyer & Partners as a compensation consultant, the Compensation Committee gave consideration to factors potentially indicative of conflicts of interest, including the scope of the work performed for the Compensation Committee, the fees paid for such services, and any personal or business relationships between our executives or the Compensation Committee members and Pearl Meyer & Partners. The Compensation Committee determined that there were no conflicts of interest or potential conflicts of interest in the engagement of Pearl Meyer & Partners as an independent advisor. The Compensation Committee considered all relevant factors for determining independence as set forth in the Compensation Committee’s Charter in making its determination that Pearl Meyer & Partners is independent.

Pearl Meyer & Partners reported directly and solely to the Compensation Committee during its engagement in 2015, and has not at any time provided any other services to the Company. Additionally, the Compensation Committee has determined the terms of Pearl Meyer & Partners' retention and services in its sole discretion without involvement by any Company executives or employees, and Pearl Meyer & Partners' interactions with Company executives during 2015 were generally limited to providing information to certain executives for the sole purpose of implementing Compensation Committee objectives and decisions. The research performed by and recommendations made by Pearl Meyer & Partners occur on a fully independent basis and are not influenced in any way by any Company executives.

Competitive Positioning

During 2015, all elements of executive base and incentive compensation were found to be within a competitive range. Compensation decisions were guided, in part, by review of the peer group data and in part by reference to industry survey data provided for the Upstream Oil and Natural Gas Support Activities industrial sector, on a nationwide basis by the Economic Research Institute (ERI), as well as additional published data for validation purposes (the peer group and industry survey data collectively referred to herein as the “market data”). In addition, the members of the Compensation Committee are familiar with competitive compensation programs based on their experiences owning and/or managing other companies and sitting on other private and public companies’ boards of directors.

The Compensation Committee does not target executive compensation to be at any particular percentage level of the market in comparison with other companies, but instead uses the above referenced market data and familiarity with current executive compensation programs in order to conduct an overall assessment of senior executive compensation competitiveness, as well as evaluation of reward plan design alternatives in terms of common and contemporary compensation practices. Additionally, executive compensation amounts within the Company are compared to common peer practices while recognizing comparative financial performance between the Company and its peers.

Each year, the Compensation Committee reviews the appropriateness of our compensation peer group. In 2015, the Compensation Committee re-assessed the peer group and made changes to better align with our updated executive compensation philosophy and the divestiture of Thermo Fluids Inc. ("TFI"). The Company competes in a very specialized industry with limited comparable organizations (including in terms of annual revenue). Among other factors, the Compensation Committee considers Company revenue relative to that of our peer companies in analyzing executive compensation levels. The organizations in our peer group are intended to represent industry-specific companies with which our Company might compete for executive talent. For 2015, the Compensation Committee approved a compensation peer group comprised of companies:

•	That could compete with the Company for executive talent

•	That are in the Environmental Services Industry and/or Oil and Gas Equipment Services Industry (appropriate GICS code classifications); and

•	That fell within relevant Company-size and industry parameters.

As a result of such criteria and considerations, the following 14 companies comprised our compensation peer group for 2015: Basic Energy Services, Inc., Tallgrass Energy Partners, CARBO Ceramics Inc., Tesco Corporation, Natural Gas Services Group, Forbes Energy Services Ltd., SemGroup Corporation, U.S. Silica Holdings, Key Energy Services, Inc., Newpark Resources, Inc., Cypress Energy Partners, TETRA Technologies, Inc., Newalta Corporation, and Secure Energy Services.

In addition to publicly disclosed compensation information from these peer companies, the Compensation Committee considers other sources of internal and reliable external data in making executive compensation design and administration decisions. Moreover, we give substantial consideration to each executive’s contributions to the Company, leadership capabilities, strategic skills, professional experience and the financial performance of the Company.

Components of Named Executive Officer Compensation

The Compensation Committee is committed to a strong, positive link between our compensation practices and our Company’s short- and long-term objectives. As noted in the Elements of our Executive Compensation Program for 2015 section above, the executive compensation program for our named executive officers is comprised of the following components: base salary; short-term incentive awards, long-term incentive awards, health and welfare benefits, retirement benefits, and post-employment agreements.

The competitive position of target compensation levels for individuals may vary above or below the median of similarly situated executives among the Company’s peer group or other comparative market benchmarks based on factors such as tenure, experience, and proficiency in the role. Actual compensation is intended to vary above or below target compensation levels commensurate with Company performance.

The foundations of our executive variable pay plans were to:

•
Tie variable pay directly to performance and outcomes that are likely to positively impact stockholder value. A significant portion of senior executive total target compensation is not guaranteed and is tied to performance metrics designed to drive stockholder value. Potential payouts under the executive cash incentive plan range from 0% to 110% of base salary, with a target of 55% of base salary.

•
Mitigate undue risk. We mitigate undue risk by utilizing caps on incentive award payments and vesting periods, and/or restrictive covenants on potential equity exercises. The Compensation Committee annually reviews our compensation risk profile to ensure that our compensation-related risks are not likely to have a material adverse effect on the Company.

Base Salary. Base salary is a fixed component of compensation for our executives. We establish base salary levels which are competitive with our peer group and companies of comparable revenue and size and which enable us to attract and retain top executive talent. Annual merit increases for named executive officers are not automatic or guaranteed. Merit increases for named executive officers other than the Chairman and Chief Executive Officer are based on the Chairman and Chief Executive Officer’s evaluation of each named executive officer’s performance, competitive positioning, as well as the company’s performance and outlook for the upcoming fiscal year. It is the responsibility of the Compensation Committee to review the performance of the Chairman and Chief Executive Officer and recommend an annual merit increase, if warranted.

Base salaries for our named executive officers in 2015 were as follows:

Executive Officers	Annual Base Salary as of December 31, 2015	% Increase from Fiscal 2014	% Increase from Fiscal 2013
Mark D. Johnsrud	$700,000	0%	0%
Joseph M. Crabb	$400,000	0%	N/A
Gregory J. Heinlein (1)	$425,000	N/A	N/A
W. Christopher Chisholm (2)	$300,000	0%	20%

(1)	Mr. Heinlein resigned from his position effective April 1, 2016.

(2)	Mr. Chisholm resigned from his position effective January 5, 2015, and remained an employee of the Company through January 30, 2015.

During 2015, Mr. Johnsrud reviewed the performance of Mr. Crabb and Mr. Heinlein. Both Mr. Crabb and Mr. Heinlein did not receive salary increases in 2015, along with all other company officers, due to the Company's financial performance. Mr. Johnsrud voluntarily declined a salary increase in fiscal years 2015, 2014 or 2013, and voluntarily reduced his salary to $1 for 2016. Mr. Chisholm was not considered for a salary increase due to his departure in early fiscal 2015.

Annual Cash Incentive Opportunity. The Compensation Committee approved the SEIP with an intention to motivate senior executives and reward the contributions of senior executives to the Company’s financial performance. The plan went into effect January 1, 2014. Potential cash payouts are contingent upon (1) the Company meeting or exceeding its adjusted EBITDA objective, (2) executive performance as measured against individual objectives, and (3) a discretionary amount of up to 10%.

Threshold	Target	Maximum
3% of salary	55% of salary	110% of salary

If the Company achieves 100% of adjusted EBITDA performance, payout is 30% of base earnings, and increases on a graded scale up to a maximum of 75% of base earnings if adjusted EBITDA performance is 125% or more. Each of four individual objectives are valued at 3% each if adjusted EBITDA is less than 100%, and 6.25% each if adjusted EBITDA is at or above 100%. At the discretion of the Chairman and Chief Executive Officer, and with approval by the Compensation Committee, a participant can receive a discretionary bonus.

The Compensation Committee approved a cash bonus for Mr. Crabb for 2014 based on attainment of his individual objectives under the SEIP and an additional discretionary amount (in the aggregate, 22% of his annual base salary) as recommended by the Chairman and Chief Executive Officer, which was paid following the closing of the TFI divestiture in April of 2015. The

Compensation Committee approved a cash bonus for Mr. Crabb for 2015 based on attainment of his individual objectives under the SEIP and an additional amount, as recommended by the Chairman and Chief Executive Officer, in an aggregate amount of $200,000. Mr. Johnsrud voluntarily declined to receive a cash bonus for 2015, 2014 and 2013. Other than a sign-on bonus paid to Mr. Heinlein when he joined the Company in January 2015, Mr. Heinlein and Mr. Chisholm did not receive cash bonuses in 2015.

No outstanding employment agreement for our named executive officers currently provide for a guaranteed bonus. Pursuant to the employment agreement of Mr. Johnsrud, he was eligible to earn a variable discretionary bonus each year. The discretionary bonus was dependent on the subjective review of his individual contributions and overall Company performance which was reviewed and determined by the Compensation Committee in 2015. Mr. Johnsrud did not have a specific target or maximum percentage set forth in his employment agreement. Mr. Johnsrud voluntarily declined to receive a discretionary bonus for 2015, 2014 and 2013 and he voluntarily amended his employment agreement to voluntarily reduce his base salary to $1 for 2016. Mr. Crabb's employment agreement does not provide for a guaranteed bonus or a variable discretionary bonus.

Equity Incentive Awards. In 2009 we adopted, and the stockholders approved, the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “Equity Incentive Plan”), which provides for various forms of equity incentive awards to be made at the discretion of the Compensation Committee. We typically grant equity incentive awards to our named executives in the form of stock options and restricted stock units (“RSUs”). Equity awards are the primary vehicle for providing long-term incentives to our named executive officers and are an important component of our executive compensation program. Equity awards help attract and retain talented employees, align employees’ interests with the Company, encourage our named executive officers to continue to deliver results over a sustained period of time, and serve as a retention tool.

•
Restricted Stock Awards. For each of our executives, grants of restricted stock provide an incentive to remain in our employ without the need for a short-term significant increase in our stock price, due to the inherent value of the stock underlying the awards (as opposed to stock option awards, which lose incentive and retention value if our stock price falls below the exercise price). During 2015, we granted shares of restricted stock to Mr. Crabb for 2014 performance, and we granted 20,000 shares of restricted stock to Mr. Heinlein in connection with his commencement of employment, which were scheduled to vest in equal one-third increments on each of the first three anniversaries of the grant date (see the “Grants of Plan- Based Awards” table). In January 2015, we granted restricted stock to our executive officers, other than our Chairman and Chief Executive Officer, which would have vested on March 15, 2016 if the Company had achieved its adjusted EBITDA target. Since the adjusted EBITDA target was not achieved in 2015, these awards were canceled.

•
Stock Option Awards. The value of a stock option is based on the growth of our stock price, thereby creating and enhancing incentives to maximize stockholder value. During 2015, we granted 30,000 stock options to Mr. Heinlein in connection with his commencement of employment, which were scheduled to vest in equal one-third increments on each of the first three anniversaries of the grant date (see the “Grants of Plan-Based Awards” table below for more information). In January 2015, we granted stock options to executive officers except our Chairman and Chief Executive Officer, which will vest one-third each year on the anniversary of the grant date.

In determining the number of applicable shares and the vesting schedule of restricted stock and stock options granted to named executive officers and other employees, the Compensation Committee generally takes into account the individual’s position, tenure with the Company, scope of responsibility, individual and Company performance, value of stock options in relation to the other elements of the individual’s total compensation and, where applicable, the need to attract and retain the individual for his or her current position. All stock option grants have an exercise price of at least fair market value on the date of grant. All equity awards to named executive officers are required to be approved by the Compensation Committee.

Health, Welfare, and Retirement Plans. We offer all eligible employees, including the named executive officers, a health and welfare benefits package which includes coverage for medical, dental, vision, disability, life, accidental death and dismemberment, and employee assistance. The named executive officers participate in these benefit arrangements on the same basis as all eligible employees.

We design our employee benefits package to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits package as needed based upon regular monitoring of applicable laws and practices and the competitive market.

We maintain a defined contribution plan, intended to qualify under Section 401(k) of the Internal Revenue Code, which is available to all employees, including our named executive officers, to assist them in saving for retirement. Under this plan, a participant may contribute a percentage of their salary on a pre-tax basis up to the IRS maximum through payroll deductions.

The plan permits catchup contributions on a pre-tax basis for employees at least 50 years old up the IRS maximum, and Roth deferrals on a post-tax basis.

Severance and Transition Arrangements and Change-in-Control Payments

We previously entered into employment agreements with Mr. Johnsrud and Mr. Crabb that contain provisions that provide for certain severance and change-in-control benefits, which are discussed in more detail in the “Executive Employment Agreements” and “Potential Payments Upon Termination or Change-in-Control” sections below. We believe these employment agreements provide severance and change-in-control protection in a manner consistent and competitive with common practice in the marketplace.

Our outlook with respect to these change-in-control provisions is that they are appropriate because they make it easier for the executive to focus on the best interests of our Company and stockholders rather than the personal implications in the event our Company faces the possibility of a change-in-control. These provisions were designed to:

•	Be consistent and competitive with current market practices

•	Afford reasonable protection without creating any undue windfall

•	Enhance the Company’s ability to retain key employees during critical but uncertain times

•	Enhance an acquirer’s potential interest in retaining key executives

Severance payments are only made under the employment agreements if the named executive officer executes a full general release of claims in favor of the Company. We believe that these severance and change-in-control payment provisions in our executive employment agreements are necessary in order for us to provide competitive compensation and benefits within our industry. They encourage our named executive officers to remain in our employ, while also protecting the interests of the Company and its stockholders in certain circumstances of a key executive’s separation from employment.

On and effective as of April 1, 2016, Mr. Heinlein resigned from his position as Executive Vice President and Chief Financial Officer of the Company. Mr. Heinlein did not have an employment agreement with the Company. In connection with Mr. Heinlein’s departure, the Company agreed to vest certain equity grants made at the time Mr. Heinlein joined the Company, which consist of 13,333 restricted stock units and options to purchase 20,000 shares of common stock at an exercise price of $3.44 per share. No additional severance payments or other compensation were paid to Mr. Heinlein in connection with his departure.

On and effective as of January 5, 2015, Mr. Chisholm resigned from his positions as Executive Vice President, Chief Accounting Officer, and Interim Chief Financial Officer. Mr. Chisholm remained an employee of the Company through January 30, 2015 in order to assist with an orderly transition of his duties. Under the terms of Mr. Chisholm’s executive employment agreement, he was entitled to compensation upon his departure, which included a lump sum cash payment equal to 12 months of his then current base salary plus a guaranteed bonus equal to 10% of his base salary for the year ended December 31, 2014. However, Mr. Chisholm voluntarily agreed to accept a payment equal to 7 months of his then current base salary, or $175,000, and accelerated vesting of his unvested restricted stock units granted March 12, 2014, in lieu of the lump sum cash payment described above.

Assessment of Risk

The Compensation Committee considers and assesses risk when reviewing and approving executive compensation, including when it approved our executive compensation program and as reflected in our 2015 compensation actions. After assessing the possible risks, the Compensation Committee has concluded that the current executive compensation programs, reflected in our 2015 compensation actions, do not encourage inappropriate or excessive risk-taking and do not create the likelihood of a material adverse impact on the Company. In making its determination, the Compensation Committee considered the structure of our compensation plans, including the use of base salaries, short-term incentives and long-term incentive awards.

Tax and Accounting Information

Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder, place limits on deductibility of compensation in excess of $1.0 million paid in any one year to certain of our named executive officers, unless this compensation qualifies as “performance based” as determined under regulations of the U.S. Treasury Department. The non-performance based compensation paid in cash and restricted stock units to each of our named executive officers did not exceed the $1.0 million limit per officer in 2015.

Our equity compensation plan is designed so that full value awards which vest solely based on performance may be performance-based compensation and deductible under Section 162(m). Stock options granted at or above market value will also be performance-based compensation and deductible under Section 162(m). However, full value awards which vest based on time will not be qualified as performance-based and may not be deductible.

Although it considers the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain, and motivate high-caliber executives and to align the executives’ interests with those of our stockholders. Thus, while in the course of structuring our compensation policies the Compensation Committee considers ways to maintain the tax deductibility of the compensation for named executive officers, the Compensation Committee intends to retain the necessary discretion to compensate executives in a manner in keeping with overall compensation goals and strategies, and may choose to provide compensation which may not be deductible by reason of Section 162(m).

In addition, the Compensation Committee has considered and will continue to consider the impact of the requirement under Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC 718") that we record in our financial statements the expense incurred when stock options are granted to employees. In addition, the Compensation Committee will examine the tax impact on employees and the potential tax deductions to the Company with respect to the exercise of stock option grants. We do not pay or reimburse any named executive officers for any taxes due upon exercise of a stock option or upon the vesting of a restricted stock award.

2015 Summary Compensation Table

The following table summarizes the compensation during the last three fiscal years (as applicable) to the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Mark D. Johnsrud	2015	702,692	—		—		—	21,361	(3)	724,053
Chairman of the Board and	2014	702,692	—		—		—	37,113		739,805
Chief Executive Officer	2013	702,692	—		—		—	23,399		726,091
Joseph M. Crabb	2015	401,539	200,000		94,565		211,575	17,627	(4)	925,306
Executive Vice President,	2014	289,231	88,000		105,495		67,628	17,683		568,037
Chief Legal Officer and
Corporate Secretary
Gregory J. Heinlein*	2015	423,365	75,000	(5)	169,274		289,299	11,374	(6)	968,312
Former Executive Vice
President and Chief Financial Officer
W. Christopher Chisholm**	2015	37,281	—		—		—	176,182	(8)	213,463
Former Executive Vice	2014	301,154	—		232,764	(7)	—	18,133		552,051
President, Chief Accounting Officer and Interim Chief Financial Officer	2013	252,308	100,000		—		—	16,822		369,130

* Mr. Heinlein resigned from his position effective April 1, 2016.
** Mr. Chisholm resigned from his position effective January 5, 2015, and remained an employee of the Company through January 30, 2015.

(1)
The amounts reported in this column represent the aggregate grant date fair value of awards of the restricted stock awards or units granted to the named executive officers in each covered fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the award. The assumptions used in the calculations of these amounts are included in Note 14 to our Consolidated Financial Statements contained in our Annual Report.

(2)
The amount reported in this column reflects the aggregate grant date fair value of stock options, in accordance with ASC 718, and do not reflect compensation actually realized by our named executive officers. These stock options vest ratably on an annual basis over three years provided that the option recipient continues to be employed by us on such dates.

Additional information regarding the assumptions used to estimate the fair value of the stock option awards is included in Note 14 to the Consolidated Financial Statements contained in our Annual Report.

(3)
The amount reported in this column for fiscal 2015 represents $12,529 in medical premiums, $370 in dental premiums, $2,119 in disability premiums and $147 in life insurance premiums. This amount also includes $3,231 contributed on a matching basis pursuant to the terms of the Section 401(k) plan, and $2,965 for personal use of company aircraft.

(4)
The amount reported in this column for fiscal 2015 represents $12,529 in medical premiums, $370 in dental premiums, $2,119 in disability premiums and $147 in life insurance premiums. This amount also includes $2,462 contributed on a matching basis pursuant to the terms of the Section 401(k) plan.

(5)	The amount reported in this column for fiscal 2015 represents a sign-on cash bonus paid to Mr. Heinlein when he joined the Company in January 2015.

(6)	The amount reported in this column for fiscal 2015 represents $9,397 in medical premiums, $277 in dental premiums, $1,590 in disability premiums and $110 in life insurance premiums.

(7)
In connection with his departure, Mr. Chisholm was entitled to accelerated vesting of his outstanding unvested RSU award. See Severance and Transition Arrangements and Change-in-Control Payments section for details.

(8)
The amount reported in this column for fiscal 2015 represents $175,000 cash payment upon termination, $991 in medical premiums, $31 in dental premiums, $135 in disability premiums and $25 in life insurance premiums.

Grants of Plan-Based Awards in 2015

The following table sets forth certain information regarding grants of plan-based awards during 2015 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Mark D. Johnsrud	—	—		—		—	—
Joseph M. Crabb (2)	January 14, 2105	21,174	(2)	139,194	(2)	$5.52	$306,140
Gregory J. Heinlein	January 14, 2015	28,872	(3)	147,894	(3)	$5.52	$325,273
	March 17, 2015	20,000	(3)	30,000	(3)	$3.44	$133,300
W. Christopher Chisholm	—	—		—		—	—

(1)
The dollar amount reflected in this column for the restricted stock and option awards is equal to the aggregate grant date fair value of such award computed in accordance with ASC 718. For a discussion of the assumptions and methodologies used to calculate the grant date fair value of these awards, please see the discussion of equity awards contained in Note 14 to the Company’s Consolidated Financial Statements included as part of the Company’s Annual Report.

(2)
Mr. Crabb received an award of restricted stock units and a stock option award in 2015 in connection with his continued employment with the Company. His option award was granted with an exercise price at fair market value as of the close of trading on the NYSE on January 5, 2015 or $5.52, which was the date that the Compensation Committee approved the award. However, the date of grant was delayed until January 14, 2015, at which time the fair market value as of the close of trading was $3.48, which is the value used to calculate the Black-Scholes fair value used for compensation expense. Both grants were awarded under the Equity Incentive Plan, with the stock options vesting in equal one-third increments on each of the first three anniversaries of the grant date, subject to his continued employment on each vesting date. The restricted stock unit grant included a performance target and would have vested on March 15, 2016 had the Company achieved the 2015 adjusted EBITDA target. Since the 2015 adjusted EBITDA target was not achieved, the award was canceled.

(3)
Mr. Heinlein received awards of restricted stock units and stock options in March 2015 in connection with his commencement of employment, as well as restricted stock units and stock options as part of the January 2015 executive grant. His January 2015 option award was granted with an exercise price at fair market value as of the close of trading on the NYSE on January 5, 2015 or $5.52, which was the date that the Compensation Committee approved the award. However, the date of grant was delayed until January 14, 2015, at which time the fair market value as of the close of trading was $3.48, which is the value used to calculate the Black-Scholes fair value used for compensation expense. The grants were awarded under the Equity Incentive Plan, with the January and March 2015 stock options and the March 2015 restricted stock units vesting in equal one third increments on each of the first three anniversaries of the grant date, subject to his continued employment on each vesting date. The January 2015 restricted stock unit grant included a performance target and would have vested on March 15, 2016 had the Company achieved the 2015 adjusted EBITDA target. Since the 2015 adjusted EBITDA target was not achieved, the award was canceled. On and effective as of April 1, 2016, Mr. Heinlein resigned from his position as Executive Vice President and Chief Financial Officer of the Company. In connection with Mr. Heinlein’s departure, the Company agreed to vest the March 2015 equity grants made at the time Mr. Heinlein joined the Company, which consisted of 13,333 restricted stock units and options to purchase 20,000 shares of common stock at an exercise price of $3.44 per share.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table discloses certain information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2015. All of these awards were granted under our Equity Incentive Plan. Some values contained in the table below have not been, and may never be, realized. The options might never be exercised and the value, if any, will depend on the share price on the exercise date.

	Option Awards						Stock Awards
Name	Award Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Mark D. Johnsrud	—	—	—		—	—	—		—
Joseph M. Crabb	May 6, 2014	2,500	5,000	(1)	$16.23	May 6, 2024	4,333	(1)	$2,210
	Jan 14, 2015	—	139,194	(1)	$5.52	Jan 14, 2025	27,174	(2)	$13,859
Gregory J. Heinlein	Jan 14, 2015	—	147,894	(1)	$5.52	Jan 14, 2025	28,872	(2)	$14,725
	Mar 17, 2015	—	30,000	(1)	$3.44	Mar 17, 2025	20,000	(1)	$10,200
W. Christopher Chisholm	—	—	—		—	—	—		—

(1)
Assuming continued employment with the Company, one-third of the granted units and options will vest on the anniversary date of the grant for each of the succeeding three years. On and effective as of April 1, 2016, Mr. Heinlein resigned from his position as Executive Vice President and Chief Financial Officer of the Company. In connection with Mr. Heinlein’s departure, the Company agreed to vest the unvested portion of the March 17, 2015 equity grants made at the time Mr. Heinlein joined the Company, which consisted of 13,333 restricted stock units and options to purchase 20,000 shares of common stock at an exercise price of $3.44 per share.

(2)
The January 14, 2015 restricted stock grant was tied to a 2015 performance target with a vesting date of March 15, 2016. The performance target was not met, therefore such grants were canceled effective March 15, 2016.

Option Exercises and Stock Vesting in 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Mark D. Johnsrud	—	—	—	—
Joseph M. Crabb	—	—	2,167	$8,191
Gregory J. Heinlein	—	—	—	—
W. Christopher Chisholm	—	—	14,988	$37,220

(1)     Represents the market value of the stock on the vesting date, multiplied by the number of shares that vested.

Executive Employment Agreements

On November 30, 2012, we entered into an employment agreement with Mr. Johnsrud that provided for the terms and conditions of his employment including certain compensation and benefit arrangements, and each with certain payments and benefits in the event the executive’s employment is terminated by us other than for cause or if the executive resigns with good reason.

The employment agreement with Mr. Johnsrud has a three-year term. After the initial three-year term, on each yearly anniversary thereafter, the employment agreement with Mr. Johnsrud will extend for an additional year unless Mr. Johnsrud or the Company gives notice at least 30 days prior to the end of the term that either party does not wish to extend the term.

The employment agreement for Mr. Johnsrud provides him an opportunity to receive an annual incentive bonus, in accordance with the achievement of performance objective determined each year by the Compensation Committee, in a discretionary amount to be determined by the Compensation Committee and not tied to a specific percentage of annual salary in the employment agreements. His agreement also provides for health and vacation benefits, and contemplates that he will be eligible for future equity or other incentive awards. Mr. Johnsrud has declined any salary increases, equity awards or cash bonuses since his employment agreement became effective in November 2012.

On January 25, 2016, Mr. Johnsrud and the Company amended his employment agreement effective January 1, 2016. The amendment to his employment agreement (i) reduces his annual base salary from $700,000 to $1 for calendar year 2016, (ii) states that the Company will continue to provide Mr. Johnsrud the employee-paid portion of the Company-provided health plan as a taxable benefit, and (iii) clarifies that the level of base salary to be used for purposes of calculating severance payments in connection with specified voluntary resignation for good reason or corporate change of control events will be based upon $700,000. The reduction in Mr. Johnsrud's annual base salary is completely voluntary and may be increased at any time by the Compensation Committee in its sole discretion or by Mr. Johnsrud to an amount not exceeding $700,000 per annum upon giving at least thirty (30) days advance written notice to the Compensation Committee.

On February 5, 2016, the Company entered into an employment agreement with Mr. Crabb that provided for the terms and conditions of his employment including certain compensation and benefit arrangements, and each with certain payments and benefits in the event Mr. Crabb’s employment is terminated by us other than with cause, or if Mr. Crabb resigns with good reason.
Pursuant to his employment agreement, Mr. Crabb has a base annual salary of $400,000, which shall be reviewed annually by the Board, or the Compensation Committee. Mr. Crabb is also eligible to participate in and receive benefits under the Company's equity-based compensation and executive incentive plans at the discretion of the Board. His agreement also provides for health and vacation benefits available to other officers of the Company.
Potential Payments upon Termination or Change-in-Control

The table below shows the estimated payments and benefits that will be made to Mr. Johnsrud under various scenarios related to a termination of employment, including termination in connection with a change-in-control of the Company. The table assumes that such termination occurred on December 31, 2015. The actual amounts that would be paid to Mr. Johnsrud can only be determined at the time of an actual termination of employment and may vary from those set forth below. The assumptions that we used in creating the table are set forth directly below.

Mark D. Johnsrud
	Termination Without Cause or For Good Reason	Termination Following Change in Control	Disability	Death
Severance Payments (1)	$700,000	$2,030,000	$700,000	$700,000
Bonus (2)	—	—	—	—
Benefits (3)	19,636	38,532	19,636	8,440
Stock Awards (4)	—	—	—	—
Total	$719,636	$2,068,532	$719,636	$708,440

(1)	Represents 12 months of base pay if terminated without a change-in-control and 2.9 times the annual salary with a change-in-control.

(2)	Represents discretionary bonus earned through termination date. For change-in-control, represents 2.9 times the discretionary bonus earned through termination date.

(3)
Represents 12 months medical, dental and vision insurance premiums. For a change-in-control, represents 24 months of coverage. If separation is the result of death, medical, dental and vision will be paid for the Executives’ spouse and/ or children.

(4)	Represents all outstanding stock options and unvested restricted stock, which become fully vested and exercisable upon a change-in-control or the executive’s death or disability.

Total amounts payable upon a change-in-control for Mr. Johnsrud may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code.

Termination without Cause or Resignation for Good Reason. Mr. Johnsrud’s employment agreement provides for the following payments and benefits:

•	Payment of an amount equal to his highest annual rate of base salary over the most recent twelve months in installments over a period of 12 months

•	Payment of a pro-rata portion of the annual bonus he would have otherwise earned at the same time as bonuses are paid to continuing employees

•	Reimbursement for health premiums payable for COBRA continuation coverage for a period of up to 12 months

•	Full vesting of all outstanding equity awards, other than those awards intended to constitute “qualified performance-based compensation”

Change-in-Control. Mr. Johnsrud’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within one year after a change-in-control):

•	Lump-sum payment of an amount equal to 2.9 times the sum of his annual base salary in effect on the termination date (or in effect immediately prior to the change-in-control, if higher)

•	Payment of 2.9 times his annual discretionary bonus for the year immediately prior to the year in which the change-in-control occurs

•	Reimbursement for health premiums for COBRA continuation coverage or an individual health care plan for a period of up to 24 months

•	Full vesting of all outstanding equity awards

Death or Disability. If Mr. Johnsrud’s employment terminates due to death or disability, his employment agreement entitles him to receive the same severance payments described above for a non-change-in-control related termination by the Company without cause. In order to receive the severance payments and benefits described above, Mr. Johnsrud is required to execute a full general release of claims in favor of the Company.

Cause and Good Reason Defined. For purposes of the employment agreement, “cause” is generally deemed to exist if the executive, at any time: commits a material breach of his employment agreement, is guilty of gross negligence, recklessness or willful misconduct in connection with or affecting the business or affairs of the Company, engages in material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company, or is convicted of, or pleads no contest to, a felony criminal offense.

For purposes of the employment agreement, “good reason” generally means a material reduction in base salary, a material reduction in an executive’s authority, duties, and executive responsibilities with the Company, a material change in geographic locations(s) at which the executive must perform services or in the location of the Company’s principal office at which the executive renders services, excluding required business travel or a material breach of his employment agreement by the Company. “Good reason” also means a change in direct reporting to anyone other than the Board of Directors of the Company.

The table below shows the estimated payments and benefits that will be made to Mr. Crabb under various scenarios related to a termination of employment, including termination in connection with a change-in-control of the Company. The table assumes that such termination occurred on December 31, 2015. The actual amounts that would be paid to Mr. Crabb can only be determined at the time of an actual termination of employment and may vary from those set forth below. The assumptions that we used in creating the table are set forth directly below.

Joseph M. Crabb
	Termination Without Cause or For Good Reason	Termination Following Change in Control	Disability	Death
Severance Payments (1)	$400,000	$1,160,000	$400,000	$400,000
Bonus (2)	—	220,000	—	—
Benefits (3)	19,636	19,636	19,636	19,636
Stock Awards (4)	16,069	16,069	16,069	16,069
Total	$435,705	$1,415,705	$435,705	$435,705

(1)	Represents 12 months of base pay if terminated without a change-in-control and 2.9 times the annual salary with a change-in-control.

(2)
Represents discretionary bonus earned through termination date. For change-in-control, represents a lump sum payment equal to 100% of all bonuses attributable to the fiscal year during which the Termination Date occurs, at target (55% of base salary for 2015).

(3)	Represents 12 months medical, dental and vision insurance premiums.

(4)	Represents all outstanding stock options and unvested restricted stock, which become fully vested and exercisable upon a change-in-control or the executive’s death or disability.

Total amounts payable upon a change-in-control for Mr. Crabb may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code.

Termination without Cause or Resignation for Good Reason. Mr. Crabb’s employment agreement provides for the following payments and benefits:

•	Payment of 12 months of the Base Salary in effect immediately prior to the Termination Date

•	Payment of 12 months of the Company’s COBRA premiums in effect on the Termination Date

•
Payment of at least 100% of the bonus or bonuses attributable to the fiscal year during which the Termination Date occurs if such bonus or bonuses would have been earned and paid but for the termination of Mr. Crabb’s employment

•	Full vesting of all then outstanding equity awards other than those awards intended to constitute “qualified performance-based compensation”

Change-in-Control. Mr. Crabb’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within one year after a change-in-control). For purposes of Mr. Crabb’s employment agreement, a change in ownership whereby Mr. Johnsrud owns more than 50% of the voting stock of the Company does not qualify as a change-in-control:

•	Lump-sum payment of an amount equal to 2.9 times the sum of his annual base salary in effect in effect immediately prior to the Termination Date;

•	Payment of 12 months of the Company’s COBRA premiums in effect on the Termination Date;

•	A lump-sum payment equal to 100% of all bonuses attributable to the fiscal year during which the Termination Date occurs at target; and

•	Full vesting of all outstanding equity awards, including Performance-Based Awards

Death or Disability. If Mr. Crabb’s employment terminates due to death or disability, his employment agreement entitles him to receive the same severance payments described above for termination by the Company without cause and absent a change-in-control. In order to receive the severance payments and benefits described above, Mr. Crabb is required to execute a full general release of claims in favor of the Company.

Cause and Good Reason Defined. For purposes of the employment agreement, “cause” is generally deemed to exist if the executive, at any time: commits a material breach of his employment agreement, is guilty of gross negligence, recklessness or willful misconduct in connection with or affecting the business or affairs of the Company, engages in material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company, alcohol or substance abuse that interferes with executive’s ability to discharge the duties and responsibilities of his position, committing a knowing breach of executive’s fiduciary duties to the Company and its stockholders, or is convicted of, or pleads no contest to, a felony criminal offense.

For purposes of the employment agreement, “good reason” generally means a material reduction in base salary, a material reduction in an executive’s authority, duties, and executive responsibilities with the Company, a material change in geographic locations(s) at which the executive must perform services or in the location of the Company’s principal office at which the executive renders services, excluding required business travel or a material breach of his employment agreement by the Company. “Good reason” also means a change in direct reporting to anyone other than the Board of Directors or CEO of the Company.

2015 Director Compensation

Background, Fees and Awards

Directors of publicly traded companies have substantial responsibilities and time commitments, and there is a competitive market for highly qualified and experienced directors. As such, the Compensation Committee seeks to provide appropriate compensation to directors taking into account these factors.

Based on a review of our historical practices and a general review of market-competitive practices, our Compensation Committee determined in 2013 (and continued the practice into 2014 and 2015) that the annual retainer for all non-executive members of the Board will be $25,000 per annum, paid in cash in two equal installment, and $75,000 per annum in the form of restricted stock under our Equity Incentive Plan. These restricted stock awards vest in equal one-half increments on each of the two anniversaries following the grant date.

In addition, members of the Board serving on the Audit Committee receive a cash payment of $1,000 per Audit Committee meeting attended, with the chairperson receiving an additional $1,000 per meeting. Directors are also reimbursed for their out-of pocket expenses incurred when traveling to a Board or committee meeting.

2015 Board Compensation Table

The following table provides information on the compensation of the members of our Board (who are not also our employees) during 2015. The compensation paid to Mr. Johnsrud, who is also an employee, is presented above in the Summary Compensation Table and the related tables. Mr. Johnsrud did not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
William M. Austin	$29,000	$75,000	$104,000
Edward A. Barkett	30,000	75,000	105,000
Tod C. Holmes	29,000	75,000	104,000
R. Dan Nelson	25,000	75,000	100,000
Alfred E. Osborne, Jr.	35,000	75,000	110,000
J. Danforth Quayle	25,000	75,000	100,000
Robert B. Simonds, Jr.	25,000	75,000	100,000

(1)
Directors who are members of our Audit Committee receive $1,000 in fees per meeting attended, and the Chairperson of the Audit Committee (Dr. Osborne) receives an additional $1,000 in fees per meeting attended.

(2)
Each of our non-employee directors, received an award of 60,000 restricted shares in 2015 that vests in equal one-half increments on each of the first two anniversaries of the grant date. The dollar amount reflected above is equal to the aggregate grant date fair value of the restricted shares ($1.25, as of the November 10, 2015 grant date) computed in accordance with ASC 718. For a discussion of the methodologies used to calculate the grant date fair value of these awards, please see the discussion of equity awards contained in Note 14 to the Company’s Consolidated Financial Statements included as part of the Company’s Original Form 10-K.

The following table provides information on the stock options and unvested restricted stock held by our non-employee directors as of April 26, 2016.

Name	Number of Awards (1)
William M. Austin	60,789
Edward A. Barkett	64,735
Tod C. Holmes	61,973
R. Dan Nelson	64,735
Alfred E. Osborne, Jr.	64,735
J. Danforth Quayle	64,735
Robert B. Simonds, Jr.	114,735

(1)	All awards consist of restricted stock except for the 50,000 stock options granted to Mr. Simonds in 2010.

Compensation Committee Interlocks and Insider Participation

Messrs. Quayle (Chair), Nelson and Simonds were all members of the Compensation Committee during the year ended December 31, 2015. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of another company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A. Based on this review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in this Form 10-K/A to be filed with the SEC.

Compensation Committee

/s/ J. Danforth Quayle
J. Danforth Quayle
Compensation Committee Chairperson

/s/ R. Dan Nelson
R. Dan Nelson

/s/ Robert B. Simonds, Jr.
Robert B. Simonds, Jr.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options or warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from April 26, 2016 are deemed outstanding for the purpose of computing the percentage of shares beneficially owned by the person holding such instruments, but are not deemed outstanding for the purpose of computing the percentage of any other person. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them. A total of 31,052,076 shares of common stock are considered to be outstanding on April 26, 2016, pursuant to Rule 13d-3(d)(1) under the Exchange Act. No shares of common stock held by a director or officer has been pledged as security. The Company is not aware of any arrangements or pledge of common stock that could result in a change of control of the Company.

Unless otherwise indicated, the address for each director, director-nominee and officer is c/o Nuverra Environmental Solutions, Inc., 14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254. The information in this table is based on statements in filings with the SEC, or other reliable information available to the Company.

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of April 26, 2016 by (i) each director, (ii) each of our named executive officers, and (iii) all executive officers and directors of the Company serving as of April 26, 2016, as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Mark D. Johnsrud (1) Chairman of the Board and Chief Executive Officer	10,191,039	32.82%
Joseph M. Crabb (2) Executive Vice President and Chief Legal Officer and Corporate Secretary	77,297	*
Gregory J. Heinlein (3) Former Executive Vice President and Chief Financial Officer	106,798	*
W. Christopher Chisholm (4) Former Executive Vice President, Chief Accounting Officer and Interim Chief Financial Officer	21,126	*
William M. Austin (5) Director	61,579	*
Edward A. Barkett (6) Director	89,504	*
Tod C. Holmes (7) Director	70,946	*
R. Dan Nelson (8) Director	76,729	*
Alfred E. Osborne, Jr. (9) Director	103,175	*
J. Danforth Quayle (10) Director	93,125	*
Robert B. Simonds, Jr. (11) Director	139,664	*
Shares owned by executive officers and directors as a group	11,030,982	35.52%
* Less than 1% of shares outstanding

(1)
Includes 655,000 shares held by JPJ LP, a Delaware limited partnership of which Badlands Capital, LLC, a Delaware limited liability company is the general partner; Mr. Johnsrud is the sole member of Badlands Capital, LLC. Also includes 1,305 shares in Mr. Johnsrud’s 401(k).

(2)
Includes 2,167 restricted stock units and 2,500 options which are both scheduled to vest within 60 days of April 26, 2016. Also includes 48,898 fully vested options and 1,565 shares in Mr. Crabb’s 401(k).

(3)	Includes 79,298 fully vested options.

(4)	All fully vested options were cancelled 90 days after Mr. Chisholm's final day of employment per terms of the plan.

(5)	Includes 60,789 shares of restricted stock which are forfeitable until vested (789 shares scheduled to vest on 11/13/16, 30,000 shares scheduled to vest on 11/10/16 and 11/10/2017).

(6)
Includes 64,735 shares of restricted stock which are forfeitable until vested (4,735 shares scheduled to vest 11/13/16, 30,000 shares scheduled to vest 11/10/16 and 11/10/17) and 10,000 shares by Mr. Barkett in an Individual Retirement Account.

(7)	Includes 61,973 shares of restricted stock which are forfeitable until vested (1,973 shares scheduled to vest on 11/13/16, 30,000 shares scheduled to vest on 11/10/16 and 11/10/17).

(8)
Includes 64,735 shares of restricted stock which are forfeitable until vested (4,735 shares scheduled to vest on 11/13/16, 30,000 shares scheduled to vest 11/10/16 and 11/10/17). Also includes 9,679 shares that are held of record by the Nelson Family Revocable Trust.

(9)
Includes 64,735 shares of restricted stock which are forfeitable until vested (4,735 shares scheduled to vest on 11/13/16, 30,000 shares scheduled to vest on 11/10/16 and 11/10/17). Also includes 22,440 shares that are held of record by the Rahnasto Osborne Revocable Trust and 9,000 shares that are held of record by Mr. Osborne’s Keogh Account.

(10)
Includes 64,735 shares of restricted stock which are forfeitable until vested (4,735 shares scheduled to vest on 11/13/16, 30,000 shares scheduled to vest on 11/10/16 and 11/10/17). Also includes 21,615 shares that are held of record by the James D. Quayle 2000 Irrevocable Trust and 2,500 shares that are held of record by the BTC Inc. Retirement Trust.

(11)
Includes 64,735 shares of restricted stock which are forfeitable until vested (4,735 shares scheduled to vest on 11/10/16, 30,000 shares scheduled to vest on 11/10/16 and 11/10/17). Also includes 10,554 shares that are held of record by the Simonds Family Trust and 50,000 fully vested options.

The following table sets forth beneficial ownership information about persons or groups that own or have the right to acquire more than 5% of our common stock, other than our directors and named executive officers who are listed in the table above, based on information contained in Schedules 13G filed with the SEC as of April 26, 2016, with respect to Senvest Management, LLC and Ascribe Capital LLC, and information otherwise known to the Company with respect to Gates Capital Management, L.P.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Senvest Management, LLC (1) 540 Madison Avenue, 32nd Floor, New York, NY 10022	1,904,791		6.13%
Ascribe Capital LLC (2) Ascribe III Investments LLC America Securities LLC 299 Park Avenue, 34th Floor, New York, NY 10171	2,560,115	(3)	7.62%
Gates Capital Management, L.P. (4) Gates Capital Management GP, LLC Gates Capital Management, Inc. Jeffrey L. Gates 1177 Ave. of Americas, 46th Floor, New York, NY 10036	2,386,248	(3)	7.14%

(1)
Senvest Management, LLC is deemed to have shared voting and dispositive power of 1,904,791 shares, and Richard Mashaal may be deemed to have shared voting and dispositive power of 1,904,791 shares based on his management positions.

(2)
Ascribe Capital LLC is deemed to have shared voting and dispositive power of 2,560,115 shares, Ascribe Capital III Investments LLC is deemed to have shared voting and dispositive power of 2,352,029 shares, and American Securities LLC is deemed to have shared voting and dispositive power of 2,560,115 shares.

(3)	Reflects shares of common stock the beneficial owner has the right to acquire upon exercise of warrants of which it is the record owner.

(4)	Gates Capital Management, L.P., Gates Capital Management GP, LLC, Gates Capital Management, Inc. and Jeffrey L. Gates are deemed to have shared voting and dispositive power of 2,386,248 shares.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 14, 2016 and in other subsequent filings with the SEC, the Company is currently executing a comprehensive plan to restructure its outstanding indebtedness. Upon completion of the transactions associated with our plan to restructure our indebtedness, Mr. Johnsrud, our Chairman and Chief Executive Officer, will acquire approximately 106,069,364 shares of our common stock assuming all existing shareholders (including Mr. Johnsrud) exercise their proportionate share of common stock purchase rights expected to be issued pursuant to the Company’s contemplated rights offering.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Our Board has adopted a written policy regarding the review, approval and ratification of any related party transaction. Under this policy, the Board's Audit Committee will review the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and either approve or disapprove the related party transaction. Any related party transaction may be consummated, and may continue, only if the Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy.

A “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related party had, has or will have a direct or indirect interest (other than solely as a result of being a director or a less than five percent beneficial owner of another entity). A “related party” is any (a) person who is or was (since the beginning of the company’s last fiscal year) an executive officer, director or nominee for election as a director, (b) greater than five percent beneficial owner of any class of the Company’s voting securities, or (c) immediate family member of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, and anyone (other than a tenant or employee) sharing the household of such person.
During the three months ended September 30, 2014, the Company entered into an aircraft lease agreement with an entity controlled by Mr. Johnsrud, our Chairman and Chief Executive Officer, to use an aircraft periodically for business travel. Reimbursements payable to such entity in exchange for use of the aircraft were $0.1 million and $0.1 million for the years ended December 31, 2015 and 2014. During the three months ended March 31, 2016, the aircraft lease agreement with an entity owned and controlled by Mark D. Johnsrud was terminated and reimbursements payable to such entity in exchange for use of the aircraft, in the aggregate amount of $45 thousand, were paid in full. There were no remaining reimbursements payable to the entity as of March 31, 2016.
During the year ended December 31, 2015 an entity controlled by Mr. Johnsrud purchased $31.4 million in principal amount of our 9.875% Senior Notes due 2018 on the open market.
Mr. Johnsrud is the sole member of an entity that owns apartment buildings in North Dakota that are rented to certain of our employees at rates that are equal to or below market rates. However, there is no formal arrangement between the Company and Mr. Johnsrud for this housing. Rent payments are collected from the employees through payroll deductions and remitted to the entity. For the year ended December 31, 2015, approximately $4.3 million was collected from employees and remitted to the entity.
In connection with the Power Fuels Merger, assets received in exchange for the merger consideration excluded accounts receivable outstanding for more than ninety days as of November 30, 2012. Subsequent collections on these accounts receivable, which are recorded by us as restricted cash with an offsetting liability, are required to be periodically remitted to Mr. Johnsrud. Amounts payable to Mr. Johnsrud at December 31, 2014 for accounts receivable totaled approximately $0.1 million, and was subsequently paid to Mr. Johnsrud during the year ended December 31, 2015. As of December 31, 2015, there were no further remaining receivables due to Mr. Johnsrud.
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

On February 18, 2016, Aegion Corporation (or "Aegion") announced the completion of the acquisition of Underground Solutions, Inc. (or "UGSI"), an entity in which we held an approximate 7% equity interest, whereby Aegion paid approximately $85.0 million to acquire UGSI. Our total proceeds will be approximately $5.2 million. In April of 2016, we received proceeds of $5.0 million, with the remaining $0.2 million of proceeds held back and deposited in an escrow account. We will be entitled to these additional proceeds, subject to certain working capital adjustments and indemnity claims, over the course of the next 18 months. The net proceeds of $5.2 million exceeded our cost basis of approximately $3.2 million. As such, we will recognize a net gain on sale of approximately $1.9 million, which includes approximately $0.1 million in costs incurred by us in the closing, during the three months ended June 30, 2016.

Director Independence

We currently have eight directors on our Board. Our Corporate Governance Guidelines and SEC rules require us to maintain a board of directors with at least a majority of independent directors. For a director to qualify as independent, the Board must affirmatively determine that the director has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Each member of the Board must meet certain mandatory qualifications for membership on the Board, and the Board as a whole must meet the minimum independence requirements imposed by our Corporate Governance Guidelines, the SEC, and any other laws and regulations applicable to us. Each member of the Board is required to promptly advise the Chairman of the Board and the Chairman of the Nominating and Corporate Governance Committee of any matters which, at any time, may affect such member’s qualifications for membership under the criteria imposed by any applicable exchange or market, any other laws and regulations or these guidelines, including, but not limited to, such member’s independence.

The Board has affirmatively determined that seven of our eight Board members, Messrs. Austin, Barkett, Holmes, Nelson, Osborne, Quayle, and Simonds, and all Board committee members are independent under all applicable rules governing independence. In reaching its determination, the Board reviewed the Company’s Corporate Governance Guidelines, SEC rules, and the individual circumstances of each director and determined that each of the directors identified as independent satisfied the applicable standards.

Item 14. Principal Accounting Fees and Services

The following is a summary of the independent registered public accounting fees billed to us for professional services rendered by our former auditor KPMG LLP ("KPMG") for the fiscal years ended December 31, 2015 and 2014:

Fee Category	KPMG LLP 2015	KPMG LLP 2014
Audit Fees	$1,224,000	$2,176,000	(1)
Audit Related Fees	17,000	82,000
Tax Fees	9,000	40,000
All Other Fees	—	—
Total Fees	$1,250,000	$2,298,000

(1)	Includes approximately $1.0 million of audit fees related to the TFI stand-alone audits performed in connection with the TFI Divestiture.

Audit Fees

These consist of fees billed for each of 2015 and 2014 for professional services rendered by KPMG for the audits of our annual consolidated financial statements, the audit of internal controls over financial reporting, and the review of consolidated financial statements included in our quarterly reports on Form10-Q.

Audit Related Fees

Audit-related fees consist of fees for professional services rendered by KPMG that are reasonably related to the performance of the audit or review of our consolidated financial statements and internal controls over financial reporting that are not reported in “Audit Fees.”

Tax Fees

These are fees billed for 2015 and 2014 for professional services rendered by KPMG with respect to tax compliance, tax advice and tax planning.

All Other Fees

These are fees for professional services rendered by KPMG for professional services that are not audit fees, audit-related fees, or tax fees. There were no fees rendered by KPMG in 2015 or 2014 that meet the above category description.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has, by resolution, adopted policies and procedures regarding the pre-approval of the performance by the independent registered public accounting firm of audit and non-audit services. The independent registered public accounting firm may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. All services described above were pre-approved by the Audit Committee in accordance with this policy. Our Audit Committee has reviewed all of the fees described above, and believes that such fees are compatible with maintaining the independence of KPMG.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) - 1. Financial Statements:
The financial statements are included in Item 8 of the Original Form 10-K.
(a) - 2. Financial Statement Schedules:
The financial statement schedules are included in Item 8 of the Original Form 10-K.
(a) - 3. Exhibits:

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibit required to be filed with this Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on April 29, 2016.

Nuverra Environmental Solutions, Inc.

By:	/s/ MARK D. JOHNSRUD
Name:	Mark D. Johnsrud
Title:	Chief Executive Officer, President and Chairman (Principal Executive Officer and Principal Financial Officer)

Exhibit Number		Description

31.3	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*		Filed herewith