Form 10-Q
period 2016-03-31
Nuverra Environmental Solutions, Inc.
filed 2016-05-09
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that involve many risks and uncertainties. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, including the current decline in oil and natural gas prices;

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions;

•	the expected timing for completion of the restructuring transactions described herein and in our other filings with the SEC; and

•	the expected effect of the restructuring transactions.
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
These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	failure to complete all aspects of our restructuring transactions, including the note conversion, rights offering and implementation of the management incentive plan;

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

•	risks associated with our indebtedness, including our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including the indentures governing our notes;

•
risks associated with our capital structure, including our ability to refinance or restructure our indebtedness to access necessary funding under our existing or future credit facilities and to generate sufficient operating cash flow to meet our debt service obligations;

•	changes in customer drilling, completion and production activities and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

•	difficulties in identifying and completing acquisitions and divestitures, and differences in the type and availability of consideration or financing for such acquisitions and divestitures;

•	difficulties in completing any refinancing or restructuring transactions;

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

•
the availability of less favorable credit and payment terms due to the downturn in our industry and our financial condition, including more stringent or costly payment terms from our vendors and additional requirements from sureties to collateralize our performance bonds with letters of credit, which may further constrain our liquidity and reduce availability under our revolving credit facility;

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

•	other risks identified in this Quarterly Report or referenced from time to time in our filings with the United States Securities and Exchange Commission.
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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2016	2015
		(Note 1)
Assets
Cash and cash equivalents	$30	$39,309
Restricted cash	4,450	4,250
Accounts receivable, net of allowance for doubtful accounts of $3.5 and $3.5 million at March 31, 2016 and December 31, 2015, respectively	30,857	42,188
Inventories	2,715	2,985
Prepaid expenses and other receivables	4,011	3,377
Other current assets	5,744	2,372
Total current assets	47,807	94,481
Property, plant and equipment, net of accumulated depreciation of $219.2 and $209.1 million at March 31, 2016 and December 31, 2015, respectively	391,775	406,188
Equity investments	3,745	3,750
Intangibles, net	16,214	16,867
Other assets	572	1,333
Total assets	$460,113	$522,619
Liabilities and Shareholders' Deficit
Accounts payable	$7,269	$6,907
Accrued liabilities	34,252	29,843
Current portion of contingent consideration	8,500	8,628
Current portion of long-term debt	463,164	499,709
Total current liabilities	513,185	545,087
Deferred income taxes	295	270
Long-term portion of debt	8,015	11,758
Other long-term liabilities	3,735	3,775
Total liabilities	525,230	560,890
Commitments and contingencies
Shareholders' deficit:
Common stock	30	30
Additional paid-in capital	1,370,298	1,369,921
Treasury stock	(19,807)	(19,800)
Accumulated deficit	(1,415,638)	(1,388,422)
Total shareholders' deficit	(65,117)	(38,271)
Total liabilities and shareholders' deficit	$460,113	$522,619
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Non-rental revenue	$44,026	$107,010
Rental revenue	2,949	12,102
Total revenue	46,975	119,112
Costs and expenses:
Direct operating expenses	38,617	87,999
General and administrative expenses	7,452	12,700
Depreciation and amortization	15,845	17,482
Other, net	—	683
Total costs and expenses	61,914	118,864
Operating (loss) income	(14,939)	248
Interest expense, net	(12,045)	(12,588)
Other income, net	158	321
Loss on extinguishment of debt	(390)	—
Loss from continuing operations before income taxes	(27,216)	(12,019)
Income tax (expense) benefit	(55)	24
Loss from continuing operations	(27,271)	(11,995)
Income from discontinued operations, net of income taxes	55	921
Net loss attributable to common shareholders	$(27,216)	$(11,074)

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.98)	$(0.44)
Basic and diluted income from discontinued operations	—	0.03
Net loss per basic and diluted common share	$(0.98)	$(0.41)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	27,907	27,412
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(27,216)	$(11,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(921)
Gain on the sale of TFI	(55)	—
Depreciation and amortization of intangible assets	15,845	17,482
Amortization of deferred financing costs and debt discounts, net	1,157	1,247
Stock-based compensation	368	789
Gain on disposal of property, plant and equipment	(1,057)	(654)
Bad debt expense	217	732
Loss on extinguishment of debt	390	—
Deferred income taxes	25	1
Other, net	(88)	(418)
Changes in operating assets and liabilities:
Accounts receivable	11,114	21,688
Prepaid expenses and other receivables	(634)	(1,273)
Accounts payable and accrued liabilities	4,924	6,949
Other assets and liabilities, net	(2,425)	202
Net cash provided by operating activities from continuing operations	2,565	34,750
Net cash provided by operating activities from discontinued operations	—	867
Net cash provided by operating activities	2,565	35,617
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1,449	1,968
Purchases of property, plant and equipment	(1,421)	(6,163)
Increase in restricted cash	(200)	—
Net cash used in investing activities from continuing operations	(172)	(4,195)
Net cash used in investing activities from discontinued operations	—	(161)
Net cash used in investing activities	(172)	(4,356)
Cash flows from financing activities:
Proceeds from revolving credit facility	12,409	—
Payments on revolving credit facility	(51,968)	(7,000)
Payments for deferred financing costs	(426)	—
Payments on vehicle financing and other financing activities	(1,687)	(1,436)
Net cash used in financing activities from continuing operations	(41,672)	(8,436)
Net cash provided by financing activities from discontinued operations	—	38
Net cash used in financing activities	(41,672)	(8,398)
Net (decrease) increase in cash and cash equivalents	(39,279)	22,863
Cash and cash equivalents - beginning of period	39,309	15,416
Cash and cash equivalents - end of period	30	38,279
Less: cash and cash equivalents of discontinued operations - end of period	—	2,793
Cash and cash equivalents of continuing operations - end of period	$30	$35,486

Supplemental disclosure of cash flow information:
Cash paid for interest	$928	$949
Cash paid for taxes, net	2	94

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Our condensed consolidated balance sheet as of December 31, 2015, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or "GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.
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
Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated statements of operations and cash flows and notes thereto in order to conform to the current year’s presentation including:

•	Certain similar line items in the condensed consolidated statement of cash flows for the three months ended March 31, 2015 have been combined to conform to the current year presentation.

•
In June 2015, we purchased the remaining interest in Appalachian Water Services, LLC (“AWS”), previously a 51% owned non-guarantor subsidiary, and have recast the tables in Note 16 to reflect AWS as a part of the Guarantor Subsidiaries for the three months ended March 31, 2015.

•
As of January 1, 2016, and further discussed below under "Significant Accounting Policies," we retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result, $7.9 million and $8.7 million of unamortized debt issuance costs related to our 2018 Notes have been reclassified from “Other assets” to “Current portion of long-term debt” on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. Additionally, as the debt associated with our asset-based revolving credit facility is presented as short-term, the related debt issuance costs of $2.1 million and $2.2 million as of March 31, 2016 and December 31, 2015, respectively, have been reclassified from "Other assets" to "Other current assets" on the condensed consolidated balance sheets. Further, the total assets for the Corporate segment reported in Note 14 have been adjusted for this reclass.

Going Concern
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, we had an accumulated deficit at March 31, 2016, and a net loss for the three months ended March 31, 2016 and 2015. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to restructure our debt, generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. While we are currently executing a comprehensive strategy to restructure our indebtedness, improve liquidity and reduce costs, including cash interest expense, to sustain operations through the prolonged depression in oil and natural gas prices and the corresponding impact on our business operations, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to complete the transactions associated with our comprehensive strategy to restructure our indebtedness and to generate sufficient liquidity to meet our obligations and operating needs. While we were, and remain, in compliance with our existing debt arrangements, we recognize that absent an improvement in oil prices or a reduction in our indebtedness and cash interest expense, we do not have enough liquidity, including cash on hand, to service our debt, operations, and pay-down debt to avoid covenant violations. See the "Restructuring Support Agreement" discussion in Note 8 and the "Subsequent Events Related to Restructuring" discussion in Note 17 for details on management's financing strategy to restructure our debt in 2016.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Significant Accounting Policies

As of January 1, 2016, we retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In order to conform to the current financial statement presentation, $7.9 million and $8.7 million of unamortized debt issuance costs related to our 2018 Notes have been reclassified from “Other assets” to “Current portion of long-term debt” on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. The guidance in ASU 2015-15 prescribes that deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset, while debt issuance costs in the scope of ASU 2015-03 do not. As such, we will continue to present the costs associated with our asset-based revolving credit facility as an asset. Deferred issuance costs associated with our asset-based revolving credit facility of $2.1 million and $2.2 million as of March 31, 2016 and December 31, 2015, respectively, are included in “Other current assets” on the condensed consolidated balance sheets as this debt is considered short-term.
On March 10, 2016, we entered into an amendment to our guaranty and security agreement related to our asset-based revolving credit facility ("ABL Facility"), which is described in further detail in Note 8 under "ABL Facility Amendments." This amendment implemented a daily cash sweep of our collection lockbox and depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. As a result of the sweep occurring one day in arrears, we had an ending balance of $0.2 million in our collection lockbox and depository accounts on March 31, 2016, which we have classified as "Restricted cash" on the condensed consolidated balance sheet as this cash is not available for operations and was subsequently swept by the lender on April 1, 2016.

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 - Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications which may be applied retrospectively or modified retrospectively. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The guidance in ASU 2015-14 delays the effective date for the new revenue recognition guidance outlined in ASU 2014-09 to reporting periods beginning after December 15, 2017, which for us is the reporting period starting January 1, 2018. We are reviewing the guidance in ASU 2014-09 and have not yet assessed the impact, if any, on our consolidated financial statements and have not determined our method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016, which for us is the reporting period starting January 1, 2017, with early adoption permitted. We are reviewing the guidance in ASU 2014-15 and evaluating the impact this new guidance may have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach. Early adoption of ASU 2016-09 is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. Based upon the current effective date, the new guidance would first apply to our reporting period starting January 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, however early adoption is permitted.  We are currently evaluating the guidance in ASU 2016-09 to determine our adoption method and the effect it will have on our consolidated financial statements.

Note 3 - Earnings Per Common Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the three months ended March 31, 2016 and 2015, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computation of diluted earnings per common share ("EPS") from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the three month periods ended March 31, 2016 and 2015, no shares of common stock underlying stock options, restricted stock, or other common stock equivalents were included in the computations of diluted EPS from income from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.
The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Loss from continuing operations	$(27,271)	$(11,995)
Income from discontinued operations	55	921
Net loss attributable to common shareholders	$(27,216)	$(11,074)

Denominator:
Weighted average shares—basic	27,907	27,412
Common stock equivalents	—	—
Weighted average shares—diluted	27,907	27,412

Basic and diluted loss per common share from continuing operations	$(0.98)	$(0.44)
Basic and diluted income per common share from discontinued operations	—	0.03
Net loss per basic and diluted common share	$(0.98)	$(0.41)

Anti-dilutive stock-based awards excluded	706	879
See Note 17 on "Subsequent Events Related to Restructuring" for a discussion on the number of shares of common stock we expect to be outstanding after completing the debt restructuring plan.

Note 4 - Intangible Assets
Intangible assets consist of the following:

	March 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$11,731	$(7,219)	$4,512	5.5	$11,731	$(6,865)	$4,866	6.0
Disposal permits	1,269	(492)	777	4.9	1,269	(451)	818	5.2
Customer contracts	17,352	(6,427)	10,925	10.5	17,352	(6,169)	11,183	11.0
	$30,352	$(14,138)	$16,214	8.9	$30,352	$(13,485)	$16,867	9.3
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.
Note 5 - Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no indicators of potential impairment for the three months ended March 31, 2016 and 2015.
If reduced customer activity levels decrease demand for our services for a prolonged period of time, or if we make downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.

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
Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

Fair Value
As of March 31, 2016
Assets - Cost method investment	$3,169
Liabilities - Contingent consideration	8,500

As of December 31, 2015
Assets - Cost method investment	$3,169
Liabilities - Contingent consideration	8,628
Contingent Consideration
We are liable for certain contingent consideration payments in connection with the performance of various acquisitions. The fair values of the contingent consideration obligations were determined using a probability-weighted income approach at the acquisition date and are revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the performance measurements upon which the obligations are based. Contingent consideration is reported as "Current portion of contingent consideration" in the condensed consolidated balance sheets as we expect to make all remaining payments within one year. Changes to the fair value of contingent consideration are recorded as "Other income, net" in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the three months ended March 31, 2016 and the year ended December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Balance at beginning of period	$8,628	$9,824
Cash payments	—	(909)
Changes in fair value of contingent consideration, net	(128)	(287)
Current portion of contingent consideration	$8,500	$8,628
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
Note 7 - Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accrued payroll and employee benefits	$2,392	$5,839
Accrued insurance	6,000	5,896
Accrued legal and environmental costs	1,714	1,531
Accrued taxes	1,200	1,514
Accrued interest	18,365	8,516
Accrued operating costs	2,192	4,233
Accrued other	2,389	2,314
Total accrued liabilities	$34,252	$29,843

Note 8 - Debt
Debt consisted of the following at March 31, 2016 and December 31, 2015:

			March 31, 2016			December 31, 2015
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs (g)	Fair Value of Debt (f)	Carrying Value of Debt	Carrying Value of Debt
ABL Facility (a)	2.94%	Jan. 2018	$2,109	$62,273	$62,273	$101,832
2018 Notes (b)	9.875%	Apr. 2018	7,862	96,000	400,000	400,000
Vehicle financings (c)	1.52%	Various	—	11,114	11,114	12,303
Note payable (d)	4.25%	Apr. 2019	—	6,063	6,063	6,492
Total debt			$9,971	$175,450	479,450	520,627
Original issue discount (e)					(578)	(639)
Original issue premium (e)					169	187
Deferred financing costs presented with debt (g)					(7,862)	(8,708)
Total debt, net					471,179	511,467
Less: current portion (h)					(463,164)	(499,709)
Long-term portion of debt					$8,015	$11,758
_____________________

(a)	The interest rate presented represents the interest rate on the $100.0 million ABL Facility at March 31, 2016.

(b)
The interest rate presented represents the coupon rate on our outstanding $400.0 million aggregate principal amounts of 9.875% Senior Notes due 2018 (the “2018 Notes”), excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2018 Notes is approximately 11.0%. Interest payments are due semi-annually on April 15 and October 15 of each year.

(c)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 1.52% and which mature in varying installments between 2016 and 2020. Capital lease obligations were $11.1 million and $12.3 million, respectively, at March 31, 2016 and December 31, 2015, respectively.

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

(f)
The estimated fair value of our 2018 Notes is based on quoted market prices as of March 31, 2016. Our ABL Facility and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(g)
As discussed previously in Note 1, upon retrospective adoption of ASU 2015-03, we have reclassified the deferred financing costs associated with the 2018 Notes to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability as of March 31, 2016 and December 31, 2015. In accordance with ASU 2015-15, the deferred financing costs related to the ABL Facility continue to be presented as an asset, and are included in "Other current assets" on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

(h)
As a result of the probability of breaching one of the financial covenants if we are not successful at restructuring our debt (see "Restructuring Support Agreement" later in this section), the carrying value of the ABL Facility and the 2018 Notes was reclassified to current liabilities in the consolidated balance sheet as of March 31, 2016 and December 31, 2015.

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below regarding the "ABL Facility Amendments" and "Restructuring Support Agreement," in addition to the discussion in Note 17 on "Subsequent Events Related to Restructuring."
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions.
ABL Facility Amendments
On March 10, 2016, we entered into a Consent and Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth ABL Facility Amendment”) and a Third Amendment to Amended and Restated Guaranty and Security Agreement (the "Third GSA Amendment") by and among Wells Fargo Bank, National Association as agent ("Agent"), the Lenders named therein (the “Lenders”), and the Company. Under the Fifth ABL Facility Amendment, the Lenders consented to the inclusion of a “going concern” qualification in the opinion from our registered public accounting firm, which is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Under the Third GSA Amendment, we consented to and implemented a daily cash sweep of our collection lockbox and depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. The Third GSA Amendment also requires the segregation of all receipts and disbursements in separate bank accounts and limits the end of day balance in our operating bank account to an amount not to exceed $1.0 million.
On March 24, 2016, in connection with the previously announced Restructuring Support Agreement to implement a proposed debt restructuring and recapitalization plan (the “Restructuring”), we entered into a Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth ABL Facility Amendment”) by and among the Agent, the Lenders and the Company. Among other terms and conditions, the Sixth ABL Facility Amendment amends the ABL Facility as follows:

•	Reduces the maximum revolver commitments from $125.0 million to $100.0 million;

•	Replaces the leverage ratio financial maintenance covenant with a new minimum EBITDA financial maintenance covenant that will be tested monthly;

•
Amends the definition of “EBITDA” for purposes of the financial maintenance covenant to provide allowances for certain unusual or non-recurring fees, costs and expenses, with testing monthly beginning in April 2016;

•
Amends the definition of “Borrowing Base” (i) to set the eligible equipment advance rates based on net book value at 60% and on Net Orderly Liquidation Value (as defined in the ABL Facility) at 80% and (ii) to cap Borrowing Base availability attributable to eligible equipment at 75%;

•	Increases the default rate upon the occurrence and continuation of an event of default from 2% to 4%;

•	Increases the applicable margin on LIBOR Rate and Base Rate Loans (each as defined in the ABL Facility) and the unused line fee;

•	Eliminates our ability to voluntarily reduce the commitments without termination of the ABL Facility;

•	Requires us to apply proceeds from the Restructuring transactions and related agreements to pay down the ABL Facility;

•
Amends the definition of “Permitted Disposition” to permit the sale of our equity investment in Underground Solutions, Inc., discussed further in Note 13, and to expand the permitted disposition general basket (which excludes the sale of machinery and equipment in the ordinary course of business) from $5.0 million to $7.5 million;

•
Applies a Permitted Disposition Reserve of 50% against our availability for net cash proceeds in excess of $7.5 million made on or after March 10, 2016 for sales specifically related to the Permitted Disposition general basket; and

•	Amends certain definitions in connection with the Restructuring transactions, including “Change of Control”, “Permitted Indebtedness”, and “Permitted Liens”.

In addition, we agreed to certain make-whole fees that would be payable to the Lenders upon early termination of the ABL Facility as a result of acceleration, bankruptcy or otherwise, unless amounts outstanding under the ABL Facility are paid in full. In connection with the Sixth ABL Facility Amendment we incurred amendment fees of approximately $0.6 million which were capitalized as deferred financing costs during the three months ended March 31, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.4 million during the three months ended March 31, 2016.

See the "ABL Facility Amendments" discussion in Note 17 on "Subsequent Events Related to Restructuring" for details on the Seventh Amendment to Amended and Restated Credit Agreement (the "Seventh ABL Facility Amendment").

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
The ABL Facility contains certain financial covenants, including a fixed charge coverage ratio and a minimum EBITDA covenant. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined by the ABL Facility) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The fixed charge coverage ratio covenant could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of such covenant. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined by the ABL Facility) beginning April 30, 2016 and continuing each month thereafter through December 31, 2016 at which time the target is reset. As of March 31, 2016, we remained in compliance with our debt covenants and availability was $26.3 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $12.5 million, resulting in approximately $13.8 million of net availability as of March 31, 2016. As of March 31, 2016 we were not required to meet a minimum EBITDA target. For the four months ending April 30, 2016 we are required to have minimum EBITDA of approximately $2.1 million.
During the three months ended March 31, 2016, the Agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. As a result, the lenders applied an $18.0 million reserve against our availability based on the estimated decline to our borrowing base. Due to the application of this reserve against our availability and due to the implementation of the daily sweep of our lockbox and depository bank accounts, we made cumulative payments of $52.0 million during the three months ended March 31, 2016, offset by borrowings of $12.4 million, thus reducing the amount outstanding under the ABL Facility to $62.3 million as of March 31, 2016.
The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four appraisals including one field examination, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At March 31, 2016 we had $13.8 million of net availability under the ABL Facility. During the remainder of 2016, we expect further deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. During the three months ended March 31, 2016, we made payments of $52.0 million against the outstanding balance of the ABL Facility a portion of which was made to cover the borrowing base deterioration. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments if necessary.
The Indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness. To the extent that the fixed charge coverage ratio (as defined in the Indenture) is below 2.0 to 1.0, the Indenture prohibits our incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indenture. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not maintenance covenants. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period. As a result of the Sixth ABL Facility Amendment, our ability to incur new borrowings under the ABL Facility is limited to a maximum of $100.0 million irrespective of the permitted availability of up to $150.0 million under the 2018 Notes.

See the "Exchange Offer" and "Term Loan" discussions in Note 17 on "Subsequent Events Related to Restructuring" for details on the exchange offer for the 2018 Notes, the consent related thereto, the 2021 Notes and the new term loan.
The covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver for any breached covenants, such breach would result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We cannot guarantee that we will be granted waivers or amendments to the Indenture governing the 2018 Notes, the ABL Facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity.
Restructuring Support Agreement

On March 11, 2016, we entered into a Restructuring Support Agreement with holders of more than 80% of the 2018 Notes relating to a restructuring transaction (the “Restructuring”), subject to the satisfaction of certain closing conditions including shareholder approval and minimum noteholder participation, pursuant to which, among other terms and conditions: (i) the exchange up to $368.6 million aggregate principal amount of the 2018 Notes for new second lien secured notes due 2021 (the “2021 Notes”), (ii) the exchange of approximately $31.4 million aggregate principal amount of the 2018 Notes for our common stock at a volume-weighted, market-average conversion price per share which were purchased on the open market during the year ended December 31, 2015 by an entity controlled by Mr. Mark D. Johnsrud, our Chief Executive Officer and Chairman of the board of directors, (iii) a new $24.0 million principal amount “last out” first lien term loan due 2018 (the “Term Loan”) which was funded by certain holders of the 2018 Notes with annual interest at 13% to be paid in-kind by increasing the principal amount payable thereunder and due at maturity, and (iv) the issuance of warrants to purchase up to 15% of our outstanding common stock, at an exercise price of $0.01 per share, to the lenders under the Term Loan and certain holders of the 2018 Notes that participated in the exchange offer. In addition, as part of the Restructuring, Mr. Johnsrud agreed to backstop a $5.0 million equity rights offering (the “Rights Offering”) that is expected to be completed in the second quarter of 2016. The net proceeds of the Term Loan and the Rights Offering are to be used to pay down a portion of the outstanding balance on the ABL Facility, which will be available for re-borrowing subject to any borrowing base limitations and compliance with other applicable terms and conditions under the ABL Facility.

Interest on the 2021 Notes will be payable semiannually on April 15 and October 15 of each year beginning on October 15, 2016, and will be paid in-kind by increasing the principal amount payable thereunder and due at maturity and/or in cash as follows: (i) interest payable on October 15, 2016 will be paid in-kind at a rate of 12.5% per annum, (ii) interest payable in 2017 will be paid 50% in-kind and 50% in cash at a rate of 10% per annum, (iii) interest payable on April 15, 2018 and thereafter will be paid in cash at a rate of 10% per annum until maturity. The liens securing the 2021 Notes will be contractually subordinated to the liens on such assets securing the ABL Facility and the Term Loan. Both the conversion of Mr. Johnsrud’s 2018 Notes to equity and the Rights Offering are subject to shareholder approval of amendments to our Amended and Restated Certificate of Incorporation, as amended ("Certificate of Incorporation"), to provide for the issuance of sufficient additional shares of common stock.

As described previously under "ABL Facility Amendments," on March 24, 2016 in connection with the Restructuring we entered into the Sixth ABL Facility Amendment. See Note 17 on "Subsequent Events Related to Restructuring" for a discussion of material changes and developments after March 31, 2016 with respect to the Restructuring.

The Restructuring and the transactions contemplated thereby are subject to additional terms and conditions. We provide no assurances that we will be able to successfully consummate the Restructuring or other alternatives to restructure our existing indebtedness, in which case we may need to restructure under the Bankruptcy Code.

Note 9 - Restructuring and Exit Costs
In March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian ("MidCon") shale area and the Tuscaloosa Marine Shale logistics business. Additionally, we closed certain yards within the Northeast and Southern divisions and transferred many of the related assets to our other operating locations, primarily in the Eagle Ford shale basin. The total costs of the restructuring recognized in 2015 were approximately $7.1 million. There were no costs incurred during the three months ended March 31, 2016. We recorded $0.7 million during the three months ended March 31, 2015.
The charges are characterized as "Other, net" in the accompanying condensed consolidated statements of operations. Such costs consisted of the following:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Severance and termination benefits	$—	$240
Asset impairment charge	—	—
Contract termination costs and exit costs	—	443
Total restructuring and exit costs	$—	$683
For the three months ended March 31, 2015, approximately $0.6 million and $0.1 million of the total charge was recorded in the Southern and Northeast operating segments, respectively. The liability totaled approximately $0.2 million as of March 31, 2016 and is included as "Accrued liabilities" in the condensed consolidated balance sheets. A rollforward of the restructuring and exit cost accruals from December 31, 2015 through March 31, 2016 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Restructuring and exit costs accrued at December 31, 2015	$—	$180	$—	$180
Restructuring and exit-related costs	—	—	—	—
Cash payments	—	(12)	—	(12)
Restructuring and exit costs accrued at March 31, 2016	$—	$168	$—	$168
_____________________

(a)	Employee termination costs consist primarily of severance and related costs.

(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to us.

(c)	Other exit costs include costs related to the movement of vehicles and rental fleet in connection with the exit from certain shale areas.
Note 10 - Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Current income tax (expense) benefit	$(30)	$25
Deferred income tax expense	(25)	(1)
Total income tax (expense) benefit	$(55)	$24
The effective income tax expense rate for the three months ended March 31, 2016 was 0.2%, which differs from the federal statutory benefit rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.
The effective income tax benefit rate for the three months ended March 31, 2015 was 0.2%, which differs from the federal statutory rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life, generally expiring between the years 2029 and 2036 and capital losses, which have a five year carryforward expiring in 2020. We regularly assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued losses, at March 31, 2016 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. Accordingly, we expect our effective income tax rate to be near zero for 2016.

Note 11 - Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
The total grants awarded during the three months ended March 31, 2016 and March 31, 2015 are presented in the table below:

	Three Months Ended
	March 31,
	2016	2015
Stock option grants	—	703
Restricted stock grants	—	—
Restricted stock unit grants	1	151
Total grants under the 2009 Plan	1	854
The total stock-based compensation cost included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2016	2015
Stock options	$84	$148
Restricted stock	85	101
Restricted stock units	199	540
Total stock-based compensation expense	$368	$789
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 included accruals totaling $0.5 million and $0.3 million, respectively, for various environmental matters.
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
Shareholder Litigation
2013 Class Action
In September 2013, two separate but substantially similar putative class action lawsuits were commenced in Federal court against us and certain of our current and former officers and directors alleging that we, along with the individual defendants, made certain material misstatements and/or omissions relating to our operations and financial condition which caused the price of our shares to fall. By order dated October 29, 2013, the two putative class actions were consolidated and a consolidated complaint was filed. Defendants filed a motion to dismiss these claims in May 2014, and such motion was granted by the Court on November 17, 2014, whereby the forgoing class action was dismissed without prejudice. Plaintiffs were permitted by the Court to file a motion to amend the complaint and did so on December 8, 2014. Defendants filed their opposition to plaintiffs' motion to amend the complaint on December 22, 2014. On March 12, 2015, the Court issued an order denying plaintiffs' motion to amend the complaint as to certain claims, but granting plaintiffs' motion as to other claims. Plaintiffs filed an amended complaint on March 19, 2015, and on March 23, 2015, we filed a motion to dismiss the amended complaint for failure to comply with the Court’s March 12, 2015 order. Both parties filed subsequent pleadings. On June 24, 2015, the Court granted our motion to dismiss plaintiffs' amended consolidated class action complaint and dismissed the case with prejudice. On July 24, 2015, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. The appeal was voluntarily dismissed by plaintiffs on November 5, 2015, thereby concluding this litigation.
2013 Derivative Cases
In September and October 2013, three separate but substantially similar shareholder derivative lawsuits were commenced in Federal court against us and certain of our current and former officers and directors alleging that members of our board of directors failed to prevent the issuance of certain misstatements and omissions and asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Defendants filed a motion to dismiss these claims in February 2014. On September 15, 2014, the Court dismissed the consolidated cases following its dismissal of the consolidated complaint and plaintiffs' failure to amend. Also in October 2013, two identical shareholder derivative lawsuits were commenced in Arizona state court against us and certain of our current officers and directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. By order dated January 28, 2014, these two actions were consolidated, and defendants filed a motion to dismiss these claims in June 2014. On July 22, 2014, the parties filed a joint stipulation to dismiss these cases with prejudice, which was granted by the Court on August 1, 2014, and no settlement payment was made. In the first quarter of 2015, we received a written demand from one of the plaintiffs in the derivative lawsuits requesting that the board of directors commence an independent investigation of certain matters and take appropriate action to recover for us any damages to which we may be entitled as a result of alleged breaches of fiduciary duties by certain of our current and former officers and directors. The board appointed a special committee to conduct such an investigation, which it did with the assistance of independent professionals. The investigation concluded with a finding that there had been no actionable wrongdoing and a recommendation that the Company not act further with respect to the shareholder demand.

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
Note 13 - Related Party and Affiliated Company Transactions
Termination of Aircraft Lease Agreement
During the three months ended March 31, 2016, the aircraft lease agreement with an entity owned and controlled by Mark D. Johnsrud, our Chief Executive Officer and Chairman of our board of directors, was terminated. During the three months ended March 31, 2016, reimbursements payable to the entity in exchange for use of the aircraft, in the aggregate amount of $45 thousand, were paid in full. There were no remaining reimbursements payable to the entity as of March 31, 2016.
There have been no significant changes to the other related party transactions with Mr. Johnsrud for apartment rentals, purchases of fresh water for resale and use of land where certain of our saltwater disposal wells are situated as described in Note 19 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.
Cost Method Investment - Underground Solutions, Inc.
On February 18, 2016, Aegion Corporation (or "Aegion") announced the completion of the acquisition of Underground Solutions, Inc. (or "UGSI"), an entity in which we held an approximate 7% equity interest, whereby Aegion paid approximately $85.0 million to acquire UGSI. Our total proceeds will be approximately $5.2 million. In April of 2016, we received proceeds of $5.0 million, with the remaining $0.2 million of proceeds held back and deposited in an escrow account. We will be entitled to these additional proceeds, subject to certain working capital adjustments and indemnity claims, over the course of the next 18 months. The net proceeds of $5.2 million exceeded our cost basis of approximately $3.2 million. As such, we will recognize a net gain on the sale of approximately $1.9 million, which includes approximately $0.1 million in costs incurred by us in the closing, during the three months ended June 30, 2016.
Note 14 - Segments
We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. Our shale solutions business is comprised of three operating divisions, which we consider to be operating and reportable segments of our continuing operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville, Eagle Ford, and Permian Basin Shale areas and (3) the Rocky Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and certain other corporate assets.
As discussed in Note 9, in March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian (or "MidCon") shale area. As a result, revenues for the MidCon shale area were included in the Southern division and costs associated with revenue generating activities of the MidCon shale area were included in the Southern division for the three months ended March 31, 2015. As a result of our restructuring in the MidCon, some remaining operating expenses for shut-down activities, as well as depreciation and amortization, were included in the Southern division during the three months March 31, 2016.

Financial information for our reportable segments related to continuing operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended March 31, 2016
Revenue	$24,905	$12,777	$9,293	$—	$46,975
Direct operating expenses	19,558	11,568	7,491	—	38,617
General and administrative expenses	1,852	1,190	920	3,490	7,452
Depreciation and amortization	8,079	3,883	3,814	69	15,845
Operating loss	(4,584)	(3,864)	(2,932)	(3,559)	(14,939)
Loss from continuing operations before income taxes	(4,652)	(3,931)	(2,926)	(15,707)	(27,216)

As of March 31, 2016
Total assets (a)	246,530	72,916	123,028	17,639	460,113

Three months ended March 31, 2015
Revenue	69,410	27,313	22,389	—	119,112
Direct operating expenses	48,425	21,496	18,078	—	87,999
General and administrative expenses	2,056	1,904	2,078	6,662	12,700
Depreciation and amortization	8,737	3,927	4,648	170	17,482
Operating income (loss)	10,192	(98)	(3,014)	(6,832)	248
Income (loss) from continuing operations before income taxes	10,097	13	(2,935)	(19,194)	(12,019)

As of December 31, 2015
Total assets (a)	263,871	76,472	128,482	53,794	522,619
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.
Note 15 - Discontinued Operations
Our former industrial solutions operating and reportable segment, Thermo Fluids, Inc. ("TFI"), has been classified as discontinued operations since the sale process with various prospective acquirers began in fourth quarter of 2013. In February, 2015, we entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments.
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

We classified TFI as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.     We recorded income related to the sale of TFI of $0.1 million and $0.9 million as a component of "Income from discontinued operations, net of income taxes" in our consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.
The following table provides selected financial information of discontinued operations related to TFI (and includes TFI's results through the sale on April 11, 2015):

	Three Months Ended
	March 31,
	2016	2015
Revenue	$—	$17,497

Income from discontinued operations before income taxes	$—	$1,186
Income tax expense	—	(265)
Income from discontinued operations - before sale	$—	$921
Income on sale of TFI	55	—
Income from discontinued operations	$55	$921
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
See "Subsequent Events Related to Restructuring" in Note 17 for details on additional guaranty obligations for our subsidiaries.
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. In June 2015, we purchased the remaining interest in AWS, previously a 51% owned non-guarantor subsidiary, and have recast the tables to reflect AWS as a part of the Guarantor Subsidiaries for the three months ended March 31, 2015. During the three months ended December 31, 2015, Nuverra Rocky Mountain Pipeline, LLC (or "RMP") was released from all obligations including as guarantor. However, because RMP's individual results are not material as there are no active contracts for new pipelines, we have not separately presented RMP as a Non-Guarantor, but rather continued to include RMP in the Guarantor Subsidiaries column. These condensed consolidating financial statements have been prepared from our financial information on the same basis of accounting as our condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$808	$(778)	$—	$30
Restricted cash	4,250	200	—	4,450
Accounts receivable, net	—	30,857	—	30,857
Deferred income taxes	—	—	—	—
Other current assets	7,275	5,195	—	12,470
Total current assets	12,333	35,474	—	47,807
Property, plant and equipment, net	2,546	389,229		391,775
Equity investments	32,033	576	(28,864)	3,745
Intangible assets, net	—	16,214	—	16,214
Other	405,619	80,677	(485,724)	572
Total assets	$452,531	$522,170	$(514,588)	$460,113
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$1,610	$5,659	$—	$7,269
Accrued liabilities	23,048	11,204	—	34,252
Current portion of contingent consideration	—	8,500	—	8,500
Current portion of long-term debt	454,003	9,161	—	463,164
Total current liabilities	478,661	34,524	—	513,185
Deferred income taxes	(32,473)	32,768	—	295
Long-term portion of debt	—	8,015	—	8,015
Other long-term liabilities	71,460	417,999	(485,724)	3,735
Total shareholders' deficit	(65,117)	28,864	(28,864)	(65,117)
Total liabilities and shareholders' deficit	$452,531	$522,170	$(514,588)	$460,113

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$40,660	$(1,351)	$—	$39,309
Restricted cash	4,250	—	—	4,250
Accounts receivable, net	—	42,188	—	42,188
Other current assets	2,654	6,080	—	8,734
Total current assets	47,564	46,917	—	94,481
Property, plant and equipment, net	2,609	403,579	—	406,188
Equity investments	43,542	581	(40,373)	3,750
Intangible assets, net	—	16,867	—	16,867
Other	404,620	72,137	(475,424)	1,333
Total assets	$498,335	$540,081	$(515,797)	$522,619
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$172	$6,735	$—	$6,907
Accrued liabilities	13,824	16,019	—	29,843
Current portion of contingent consideration	—	8,628	—	8,628
Current portion of long-term debt	492,671	7,038	—	499,709
Total current liabilities	506,667	38,420	—	545,087
Deferred income taxes	(32,488)	32,758	—	270
Long-term portion of debt	—	11,758	—	11,758
Other long-term liabilities	62,427	416,772	(475,424)	3,775
Total shareholders' deficit	(38,271)	40,373	(40,373)	(38,271)
Total liabilities and shareholders' deficit	$498,335	$540,081	$(515,797)	$522,619

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$46,975	$—	$46,975
Costs and expenses:
Direct operating expenses	—	38,617	—	38,617
General and administrative expenses	3,490	3,962	—	7,452
Depreciation and amortization	69	15,776	—	15,845
Total costs and expenses	3,559	58,355	—	61,914
Operating loss	(3,559)	(11,380)	—	(14,939)
Interest expense, net	(11,758)	(287)	—	(12,045)
Other income, net	—	163	—	163
Loss from equity investments	(11,532)	(5)	11,532	(5)
Loss on extinguishment of debt	(390)	—	—	(390)
Loss from continuing operations before income taxes	(27,239)	(11,509)	11,532	(27,216)
Income tax expense	(32)	(23)	—	(55)
Loss from continuing operations	(27,271)	(11,532)	11,532	(27,271)
Income from discontinued operations, net of income taxes	55	—	—	55
Net loss attributable to common shareholders	$(27,216)	$(11,532)	$11,532	$(27,216)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$119,112	$—	$119,112
Costs and expenses:
Direct operating expenses	—	87,999	—	87,999
General and administrative expenses	6,662	6,038	—	12,700
Depreciation and amortization	170	17,312	—	17,482
Other, net	—	683	—	683
Total costs and expenses	6,832	112,032	—	118,864
Operating (loss) income	(6,832)	7,080	—	248
Interest expense, net	(12,362)	(226)	—	(12,588)
Other income, net	—	342	—	342
Income (loss) from equity investments	8,083	(21)	(8,083)	(21)
(Loss) income from continuing operations before income taxes	(11,111)	7,175	(8,083)	(12,019)
Income tax benefit (expense)	37	(13)	—	24
(Loss) income from continuing operations	(11,074)	7,162	(8,083)	(11,995)
Income from discontinued operations, net of income taxes	—	921	—	921
Net (loss) income attributable to common shareholders	$(11,074)	$8,083	$(8,083)	$(11,074)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$115	$2,450	$2,565
Net cash used in operating activities from discontinued operations	—	—	—
Net cash provided by operating activities	115	2,450	2,565
Cash flows from investing activities:
Proceeds from the sale of property and equipment	25	1,424	1,449
Purchase of property, plant and equipment	—	(1,421)	(1,421)
Increase in restricted cash	—	(200)	(200)
Net cash provided by (used in) investing activities from continuing operations	25	(197)	(172)
Net cash used in investing activities from discontinued operations	—	—	—
Net cash provided by (used in) investing activities	25	(197)	(172)
Cash flows from financing activities:
Proceeds from revolving credit facility	12,409	—	12,409
Payments on revolving credit facility	(51,968)	—	(51,968)
Payments for deferred financing costs	(426)	—	(426)
Payments on vehicle financing and other financing activities	(7)	(1,680)	(1,687)
Net cash used in financing activities from continuing operations	(39,992)	(1,680)	(41,672)
Net cash used in financing activities from discontinued operations	—	—	—
Net cash used in financing activities	(39,992)	(1,680)	(41,672)
Net (decrease) increase in cash	(39,852)	573	(39,279)
Cash and cash equivalents - beginning of period	40,660	(1,351)	39,309
Cash and cash equivalents - end of period	808	(778)	30
Less: cash and cash equivalents of discontinued operations - end of period	—	—	—
Cash and cash equivalents of continuing operations - end of period	$808	$(778)	$30

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$27,658	$7,092	$34,750
Net cash provided by operating activities from discontinued operations	—	867	867
Net cash provided by operating activities	27,658	7,959	35,617
Cash flows from investing activities:
Proceeds from the sale of property and equipment	255	1,713	1,968
Purchase of property, plant and equipment	—	(6,163)	(6,163)
Net cash provided by (used in) investing activities from continuing operations	255	(4,450)	(4,195)
Net cash used in investing activities from discontinued operations	—	(161)	(161)
Net cash provided by (used in) investing activities	255	(4,611)	(4,356)
Cash flows from financing activities:
Payments on revolving credit facility	(7,000)	—	(7,000)
Payments on vehicle financing and other financing activities	(75)	(1,361)	(1,436)
Net cash used in financing activities from continuing operations	(7,075)	(1,361)	(8,436)
Net cash provided by financing activities from discontinued operations	—	38	38
Net cash used in financing activities	(7,075)	(1,323)	(8,398)
Net increase in cash	20,838	2,025	22,863
Cash and cash equivalents - beginning of period	13,801	1,615	15,416
Cash and cash equivalents - end of period	34,639	3,640	38,279
Less: cash and cash equivalents of discontinued operations - end of period		(2,793)	(2,793)
Cash and cash equivalents of continuing operations - end of period	$34,639	$847	$35,486

Note 17 - Subsequent Events Related to Restructuring
On April 15, 2016, we closed (i) our exchange offer (the “Exchange Offer”) relating to our 2018 Notes, (ii) a new $24.0 million principal amount first-lien term loan due 2018 (the “Term Loan”) and (iii) related transactions as part of a comprehensive restructuring of our outstanding indebtedness pursuant to the Restructuring Support Agreement.

Exchange Offer

Pursuant to the Exchange Offer, we offered to exchange our new Second-Lien Notes Due 2021 (the “2021 Notes”) and shares of our common stock at a conversion price per share of $0.32 (the “Conversion Price”) for any and all of our 2018 Notes validly tendered and not properly withdrawn at or prior to the expiration date, with the exception of approximately $31.4 million in principal 2018 Notes owned by an entity controlled by Mark D. Johnsrud, our Chairman of the Board and Chief Executive Officer. We settled the Exchange Offer on April 15, 2016 by delivering to tendering holders of the 2018 Notes (i) $327.2 million in aggregate principal amount of the new 2021 Notes to those tendering holders electing to exchange for 2021 Notes and $0.9 million in shares of common stock converted at the Conversion Price to those tendering holders electing to exchange for common stock and (ii) a pro rata share (based on the aggregate principal amount of the 2018 Notes validly tendered) of penny warrants sufficient to purchase 10% of shares of our common stock (the "Exchange Warrants"). In addition, the 2018 Notes held by an entity controlled by Mr. Johnsrud were cancelled and will be converted to shares of our common stock at the Conversion Price upon shareholder approval of an increase in the number of shares of our common stock authorized to be issued by the Company (the "Johnsrud Note Conversion").

In connection with the issuance of the new 2021 Notes, we entered into a new Indenture that governs the terms of the new 2021 Notes, dated as of April 15, 2016, between the Company, Wilmington Savings Fund Society, FSB, as Trustee, and the Guarantors party thereto. Pursuant to the new Indenture, the 2021 Notes will mature on April 15, 2021. Interest will be paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 will be paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity. As a result, our annual cash interest payment obligations have been reduced by approximately $17.8 million for the remainder of 2016, $17.9 million for 2017 and $8.6 million through April 15, 2018. The 2021 Notes are secured by junior liens on the same collateral as our ABL Facility and rank equal in right of payment to all senior indebtedness and senior to all subordinated indebtedness of the Company. The 2021 Notes are guaranteed by our subsidiaries.

Upon settlement of the Exchange Offer, there remained outstanding approximately $40.4 million aggregate principal amount of 2018 Notes. Ongoing semi-annual interest expense with respect to the remaining 2018 Notes is approximately $2.0 million. In addition, based on the completion of the Exchange Offer, consents from each exchanging holder of the 2018 Notes for the waiver of certain provisions of the 2018 Notes Indenture became effective. The consents, among other things, waive substantially all of the restrictive covenants in the 2018 Notes Indenture and potential defaults arising from non-compliance with such waived covenants.

Term Loan

Concurrent to the Exchange Offer we entered into the Term Loan funded by certain holders of the 2018 Notes that were also parties to the Restructuring Support Agreement. The Term Loan accrues interest at a rate of 13% per annum to be paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest is due April 15, 2018. The Term Loan is subject to a minimum EBITDA covenant that is identical in all respects to the minimum EBITDA covenant applicable to the ABL Facility. To the extent actual EBITDA (as defined by the Term Loan) falls short of the minimum EBITDA targets, the Term Loan accrues interest at rate of 17%. The Term Loan is secured by junior liens on the same collateral as our ABL Facility and guaranteed by our subsidiaries. In connection with the Term Loan, we entered into a warrant agreement with the lenders under the Term Loan, pursuant to which, as a commitment fee for entering into the Term Loan, the lenders received warrants to purchase up to 5% of our then-outstanding stock at an exercise price of $0.01 per share (the "Term Loan Warrants"). The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion and the Rights Offering described below.

Proceeds from the Term Loan were applied to pay down a portion of the outstanding balance of the ABL Facility and were reborrowed by the Company to fund the scheduled interest payment on the 2018 Notes and pay related transaction fees and expenses.

ABL Facility Amendments

On April 15, 2016, we also entered into a Seventh Amendment to Amended and Restated Credit Agreement, dated April 15, 2016 (the “Seventh ABL Facility Amendment”), by and among the Agent, the Lenders and the Company to make conforming amendments in connection with the restructuring transactions. Among other terms and conditions, the Seventh Amendment amends the ABL Facility to: (i) require that the we apply excess proceeds from asset sales to pay down the ABL Facility; (ii) prohibit us from optionally prepaying or acquiring other indebtedness, making any payment on subordinated indebtedness, or amending certain agreements and documents; and (iii) amend certain definitions in the ABL Facility.

Rights Offering

As part of the debt restructuring plan, we will also pursue an equity rights offering (the “Rights Offering”), in which all holders of our common stock will be granted the right to participate. Each shareholder who participates in the Rights Offering will have the right to subscribe for a pro rata share of $5.0 million of common stock exercisable at a 20% discount to the Conversion Price. We expect to complete the Rights Offering in the second quarter of 2016, subject to shareholder approval of an amendment to our Certificate of Incorporation to provide for the issuance of sufficient additional shares of common stock. We expect to hold a Special Meeting of Shareholders in the second quarter of 2016 to approve the amendment to our Certificate of Incorporation. Additionally, Mr. Johnsrud has agreed to backstop the proposed Rights Offering by committing to purchase rights that are not exercised by other shareholders in order to ensure that the Company receives the additional liquidity. On April 15, 2016, the Company and Mr. Johnsrud entered into an Escrow Agreement, pursuant to which Mr. Johnsrud deposited $5.0 million for the purpose of securing Mr. Johnsrud’s backstop obligations under the Rights Offering. Upon consummation of the Johnsrud Note Conversion and the Rights Offering and after giving effect to the other components of the debt restructuring plan (including adjustment to the number of shares issuable upon exercise of the Warrants), we expect to have approximately 176 million shares of outstanding common stock on a fully-diluted basis, excluding shares issuable in connection with the management incentive plan contemplated by the Restructuring Support Agreement.
Net proceeds from the Rights Offering will be used to pay down the ABL Facility, which will then be available for further drawdowns, subject to any borrowing base limitations and compliance with other applicable terms and conditions under the ABL Facility.

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
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included herein on page 42 and in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.
Company Overview
Nuverra Environmental Solutions, Inc. (“Nuverra,” the “Company,” “we,” “us,” or “our”) is among the largest companies in the United States dedicated to providing comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations. Nuverra’s strategy is to provide one-stop, total environmental solutions, including delivery, collection, treatment, recycling, and disposal of water, wastewater, waste fluids, hydrocarbons, and restricted solids that are part of the drilling, completion, and ongoing production of shale oil and natural gas.

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

As a result of our historical acquisition activity to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide, we have accumulated a large level of indebtedness. Due to the continued decline in oil and natural gas prices, and the resulting decrease in drilling and completion activities, there is less demand for our services. The decrease in demand for our services, which we expect to continue throughout 2016, impacts our overall liquidity and our ability to generate sufficient cash to meet our debt obligations and operating needs. Additionally, if the decrease in demand for our services continues for a prolonged period of time, or if we make downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.

In response to our financial results and concerns about long-term liquidity, we reviewed various options to restructure our balance sheet to improve our overall capital structure. As a result, our Board, with assistance from our advisors, developed a comprehensive plan to restructure our indebtedness, intended to improve liquidity, defer cash interest expense, and preserve value for holders of our common stock. See Note 8 and Note 17 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our restructuring transactions.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices over the past several years have resulted in dramatically reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs, as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. Drilling and completion activities in the oil and "wet" gas basins such as the Eagle Ford, Permian Basin, Utica and Bakken shale areas experienced a dramatic decline in oil prices that began in the fourth quarter of 2014, which substantially reduced drilling and completion activity in these areas. Accordingly, our customer base reduced their capital programs and drilling and completion activity levels in 2015. We continued to see decreased activity levels in the three months ended March 31, 2016, and anticipate that the decrease in demand for our services will continue throughout the remainder of 2016.

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

The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue - from predominantly oil shale areas (a)	$28,469	$87,437
Revenue - from predominantly gas shale areas (b)	18,506	31,675
Total revenue	$46,975	$119,112

Loss from continuing operations before income taxes	$(27,216)	$(12,019)
Loss from continuing operations	(27,271)	(11,995)
EBITDA (c, d)	674	18,051
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
The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2015 Annual Report on Form 10-K.
For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs, “Risk Factors — Risks Related to Our Company” in Part I, Item 1A of our 2015 Annual Report on Form 10-K, and the Risk Factors identified on page 42 herein.

Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	March 31,		March 31,		Increase (Decrease)
	2016	2015	2016	2015	2016 vs 2015
Non-rental revenue	$44,026	$107,010	93.7%	89.8%	$(62,984)	(58.9)%
Rental revenue	2,949	12,102	6.3%	10.2%	(9,153)	(75.6)%
Total revenue	46,975	119,112	100.0%	100.0%	(72,137)	(60.6)%
Costs and expenses:
Direct operating expenses	38,617	87,999	82.2%	73.9%	(49,382)	(56.1)%
General and administrative expenses	7,452	12,700	15.9%	10.7%	(5,248)	(41.3)%
Depreciation and amortization	15,845	17,482	33.7%	14.7%	(1,637)	(9.4)%
Other, net	—	683	—%	0.6%	(683)	(100.0)%
Total costs and expenses	61,914	118,864	131.8%	99.8%	(56,950)	(47.9)%
Operating (loss) income	(14,939)	248	(31.8)%	0.2%	(15,187)	(6,123.8)%
Interest expense, net	(12,045)	(12,588)	(25.6)%	(10.6)%	543	(4.3)%
Other income, net	158	321	0.3%	0.3%	(163)	(50.8)%
Loss on extinguishment of debt	(390)	—	(0.8)%	—%	—	100.0%
Loss from continuing operations before income taxes	(27,216)	(12,019)	(57.9)%	(10.1)%	(15,197)	126.4%
Income tax (expense) benefit	(55)	24	(0.1)%	—%	(79)	(329.2)%
Loss from continuing operations	(27,271)	(11,995)	(58.1)%	(10.1)%	(15,276)	127.4%
Income from discontinued operations, net of income taxes	55	921	0.1%	0.8%	(866)	(94.0)%
Net loss attributable to common shareholders	$(27,216)	$(11,074)	(57.9)%	(9.3)%	$(16,142)	145.8%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets and/or through water midstream assets owned by us to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended March 31, 2016 was $44.0 million, down $63.0 million, or 58.9%, from $107.0 million in the prior year period. Lower drilling and completion activities during the quarter in all divisions, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in the prior year. The primary driver of the decreased demand was a 61% decline in average operating oil rigs from those operating in the same period in the prior year.
Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended March 31, 2016 was $2.9 million, down $9.2 million, or 75.6%, from $12.1 million in the prior year period. The decrease was the result of lower utilization of the Company’s equipment rental fleet in conjunction with reductions in drilling and completion activities due to the depression in oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2016 decreased $49.4 million to $38.6 million compared to the prior year period. The decrease in direct operating expenses is attributable to lower revenues as a result of decreased activities, as well as our continued focus on our cost-management initiatives implemented during 2015. Direct operating expenses in the three months ended March 31, 2016 and March 31, 2015 included gains on the sale of assets of approximately $1.1 million and $0.7 million, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2016 amounted to $7.5 million, down $5.2 million from $12.7 million in the prior year period. The decrease is primarily due to lower compensation and benefit expenses as a result of headcount reductions in response to the decrease in drilling and completion activities. Additionally, there were lower professional fees as a result of our cost-management initiatives.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2016 was $15.8 million, down $1.6 million, or 9.4%, from $17.5 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending as a result of lower oil prices and decreased activities by our customers. Additionally, we continue to sell underutilized or non-core assets.
Other, net
We recorded charges of approximately $0.7 million in the three months ended March 31, 2015 related to our plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian (or "MidCon") shale area and the Tuscaloosa Marine Shale logistics business. There were no costs incurred during the three months ended March 31, 2016 related to the exit of the MidCon shale area and Tuscaloosa Marine Shale logistics business.
Interest Expense, net
Interest expense, net during the three months ended March 31, 2016 was $12.0 million, slightly lower than the $12.6 million in the prior year period primarily due to lower borrowings on the ABL Facility.
Other Income, net
Other income, net was $0.2 million for the three months ended March 31, 2016 compared to $0.3 million in the prior year period.
Loss on extinguishment of debt
In connection with our Restructuring Support Agreement, during the three months ended March 31, 2016 we amended our ABL Facility, reducing the maximum revolver commitments from $125.0 million to $100.0 million. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the ABL Facility. See "Liquidity and Capital Resources - ABL Facility Amendments" for further discussion on the amendment.
Income Taxes
Income tax expense was $55.0 thousand in the three months ended March 31, 2016, compared to an income tax benefit of $24.0 thousand in the prior year period. As described below, the primary item impacting income taxes for the three-month period ended March 31, 2016 was the valuation allowance against our deferred tax assets.
We have significant deferred tax assets, consisting primarily of net operating losses (“NOLs”), which have a limited life, generally expiring between the years 2029 and 2036 and capital losses, which have a five year carryforward expiring in 2020. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this quarter and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.
In light of our continued losses, at March 31, 2016 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. Accordingly, we expect our effective income tax rate to be near zero for 2016.

Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital is from cash generated by our operations and to a lesser extent from borrowings available under our ABL Facility, with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital for 2016 are expected to be from cash generated by our operations, restructuring transactions, and borrowings under our ABL Facility to the extent our borrowing base and financial covenants permit such borrowings. Other sources of cash may include asset sales, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
At March 31, 2016, our total indebtedness was $479.5 million. We have incurred operating losses of $27.3 million and $12.0 million for the three months ended March 31, 2016 and 2015, respectively. Cash provided by operating activities was $2.6 million for the three months ended March 31, 2016. At March 31, 2016, we had cash and cash equivalents of $30.0 thousand, and $13.8 million of net availability under the ABL Facility.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, we had an accumulated deficit at March 31, 2016, and a net loss for the three months ended March 31, 2016 and 2015. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to restructure our debt, generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. While we are currently executing a comprehensive strategy to restructure our indebtedness, improve liquidity and reduce costs, including cash interest expense, to sustain operations through the prolonged depression in oil and natural gas prices and the corresponding impact on our business operations, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to complete the transactions associated with our comprehensive strategy to restructure our indebtedness and to generate sufficient liquidity to meet our obligations and operating needs. While we were, and remain, in compliance with our existing debt arrangements, we recognize that absent an improvement in oil prices or a reduction in our indebtedness and cash interest expense, we do not have enough liquidity, including cash on hand, to service our debt, operations, and pay-down debt to avoid covenant violations. See the "Restructuring Support Agreement" discussion later in this section and Note 17 of the Notes to the Condensed Consolidated Financial Statements on "Subsequent Events Related to Restructuring" for details on management's financing strategy to restructure our indebtedness in 2016.

Given the current macro environment and depressed oil and natural gas prices, we anticipate lower revenues throughout 2016 and reductions in costs from operations. During 2016, we expect to use cash on hand and liquidity from our restructuring transactions to repay a portion of our ABL Facility in order to maintain compliance with our ABL Facility financial covenants and to cover any deterioration to our ABL Facility borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. In the event our cash on hand is not adequate to cover any shortfall, we would be required to seek alternate sources of debt at higher rates of interest, and such debt may not be available to us.

The following table summarizes our sources and uses of cash from continuing operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
Net cash provided by (used in) continuing operations:	2016	2015
Operating activities	$2,565	34,750
Investing activities	(172)	(4,195)
Financing activities	(41,672)	(8,436)
Net (decrease) increase in cash and cash equivalents from continuing operations	$(39,279)	$22,119
As of March 31, 2016, we had cash and cash equivalents of $30.0 thousand, a decrease of $39.3 million from December 31, 2015. The primary reason for the decrease in cash and cash equivalents is due to payments of $52.0 million on our ABL Facility and the execution of an amendment to our guaranty and security agreement related to our ABL Facility in March 2016, which is described in further detail later in this section under "ABL Facility Amendments." This amendment implemented a daily cash sweep of our collection lockbox and depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. We had an ending balance of $0.2 million in our collection lockbox and depository accounts on March 31, 2016, which we have classified as "Restricted cash" on the condensed consolidated balance sheet as this cash is not available for operations and was subsequently swept by the lender on April 1, 2016. The amendment also requires the segregation of all receipts and disbursements in separate bank accounts and limits the end of day balance in our operating bank account to an amount not to exceed $1.0 million.
Operating Activities
Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2016. The net loss from continuing operations, after adjustments for non-cash items, used cash of $10.4 million, compared to cash provided of $7.2 million in the corresponding 2015 period. Changes in operating assets and liabilities provided $13.0 million in cash primarily due to a decrease in accounts receivable as a result of lower activity levels and billings in the current year and an increase in accounts payable and accrued liabilities, offset by increases in prepaid expenses and other assets. The non-cash items and other adjustments included $15.8 million of depreciation and amortization of intangible assets, amortization of deferred financing costs and debt discounts of $1.2 million, write-off of deferred financing costs of $0.4 million and stock-based compensation of $0.4 million, partially offset by a $1.1 million gain on disposal of property, plant and equipment.
Net cash provided by operating activities was $34.8 million for the three months ended March 31, 2015. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $7.2 million. Changes in operating assets and liabilities provided $27.6 million primarily due to a decrease in accounts receivable as a result of increased efforts on collections and an increase in accrued liabilities, which was partially offset by an increase in prepaid expenses and other receivables. The non-cash items and other adjustments included $17.5 million of depreciation and amortization of intangible assets, amortization of deferred financing costs and debt discounts of $1.2 million and stock-based compensation of $0.8 million, partially offset by a $0.7 million gain on disposal of property, plant and equipment.
Investing Activities
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2016, which primarily consisted of $1.4 million of purchases of property, plant and equipment and a $0.2 million increase in restricted cash as a result of the new daily sweep of our collection lockbox and depository accounts as discussed above, offset by $1.4 million of proceeds from the sale of property, plant and equipment.
Net cash used in investing activities was $4.2 million for the three months ended March 31, 2015 and consisted primarily of $6.2 million of purchases of property, plant and equipment, offset by $2.0 million of proceeds from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $41.7 million for the three months ended March 31, 2016 and was comprised of $52.0 million of payments under ABL Facility and $1.7 million of payments on vehicle financing and other financing activities, offset by $12.4 million in proceeds from borrowings on our ABL Facility.
Net cash used by financing activities was $8.4 million for the three months ended March 31, 2015 and consisted of $7.0 million of payments under our ABL Facility, and $1.4 million of payments on vehicle financing and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Due to the difficult 2016 macro environment and the corresponding impact of depressed oil and natural gas prices, we have sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures (related to continuing operations) for the three months ended March 31, 2016 totaled $1.4 million compared to $6.2 million for the three months ended March 31, 2015. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $1.4 million and $2.0 million in the three months ended March 31, 2016 and 2015, respectively. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited above. Such equipment additions under capital leases totaled approximately $2.9 million for the three months ended March 31, 2015. We had no new equipment additions under capital leases in the three months ended March 31, 2016. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2016 are expected to be financed through cash flow from operations, borrowings under existing or new credit facilities if available, issuances of debt or equity, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures, including acquisitions. As of March 31, 2016, we had $479.5 million ($479.0 million net of unamortized discount and premium) of indebtedness outstanding, consisting of $400.0 million of 2018 Notes, $62.3 million under the ABL Facility, and $17.2 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS.
For a discussion of material changes and developments in our debt and its principal terms, see our discussion below regarding the "ABL Facility Amendments" and "Restructuring Support Agreement," in addition to the discussion in Note 17 of the Notes to the Condensed Consolidated Financial Statements on "Subsequent Events Related to Restructuring."
ABL Facility Amendments
On March 10, 2016, we entered into a Consent and Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth ABL Facility Amendment”) and a Third Amendment to Amended and Restated Guaranty and Security Agreement (the "Third GSA Amendment") by and among Wells Fargo Bank, National Association as agent ("Agent"), the Lenders named therein (the “Lenders”), and the Company. Under the Fifth ABL Facility Amendment, the Lenders consented to the inclusion of a “going concern” qualification in the opinion from our registered public accounting firm, which is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Under the Third GSA Amendment, we consented to and implemented a daily cash sweep of our collection lockbox and depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. The Third GSA Amendment also requires the segregation of all receipts and disbursements in separate bank accounts and limits the end of day balance in our operating bank account to an amount not to exceed $1.0 million.
On March 24, 2016, in connection with the previously announced Restructuring Support Agreement to implement a proposed debt restructuring and recapitalization plan (the “Restructuring”), we entered into a Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth ABL Facility Amendment”) by and among the Agent, the Lenders and the Company. Among other terms and conditions, the Sixth ABL Facility Amendment amends the ABL Facility as follows:

•	Reduces the maximum revolver commitments from $125.0 million to $100.0 million;

•	Replaces the leverage ratio financial maintenance covenant with a new minimum EBITDA financial maintenance covenant that will be tested monthly;

•
Amends the definition of “EBITDA” for purposes of the financial maintenance covenant to provide allowances for certain unusual or non-recurring fees, costs and expenses, with testing monthly beginning in April 2016;

•
Amends the definition of “Borrowing Base” (i) to set the eligible equipment advance rates based on net book value at 60% and on Net Orderly Liquidation Value (as defined in the ABL Facility) at 80% and (ii) to cap Borrowing Base availability attributable to eligible equipment at 75%;

•	Increases the default rate upon the occurrence and continuation of an event of default from 2% to 4%;

•	Increases the applicable margin on LIBOR Rate and Base Rate Loans (each as defined in the ABL Facility) and the unused line fee;

•	Eliminates our ability to voluntarily reduce the commitments without termination of the ABL Facility;

•	Requires us to apply proceeds from the Restructuring transactions and related agreements to pay down the ABL Facility;

•
Amends the definition of “Permitted Disposition” to permit the sale of our equity investment in Underground Solutions, Inc., discussed further in Note 13, and to expand the permitted disposition general basket (which excludes the sale of machinery and equipment in the ordinary course of business) from $5.0 million to $7.5 million;

•
Applies a Permitted Disposition Reserve of 50% against our availability for net cash proceeds in excess of $7.5 million made on or after March 10, 2016 for sales specifically related to the Permitted Disposition general basket; and

•	Amends certain definitions in connection with the Restructuring transactions, including “Change of Control”, “Permitted Indebtedness”, and “Permitted Liens”.

In addition, we agreed to certain make-whole fees that would be payable to the Lenders upon early termination of the ABL Facility as a result of acceleration, bankruptcy or otherwise, unless amounts outstanding under the ABL Facility are paid in full.

In connection with the Sixth ABL Facility Amendment we incurred amendment fees of approximately $0.6 million which were capitalized as deferred financing costs during the three months ended March 31, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.4 million during the three months ended March 31, 2016.

See the "ABL Facility Amendments" discussion in Note 17 of the Notes to the Condensed Consolidated Financial Statements on "Subsequent Events Related to Restructuring" for details on the Seventh Amendment to Amended and Restated Credit Agreement (the "Seventh ABL Facility Amendment").

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
The ABL Facility contains certain financial covenants, including a fixed charge coverage ratio and a minimum EBITDA covenant. The fixed charge coverage ratio, which only applies if excess availability under the ABL Facility falls below 12.5% of the maximum revolver amount, requires the ratio of adjusted EBITDA (as defined by the ABL Facility) less capital expenditures to fixed charges (as defined) to be at least 1.1 to 1.0. The fixed charge coverage ratio covenant could have the effect of limiting our availability under the ABL Facility, as additional borrowings would be prohibited if, after giving pro forma effect thereto, we would be in violation of such covenant. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined by the ABL Facility) beginning April 30, 2016 and continuing each month thereafter through December 31, 2016 at which time the target is reset. As of March 31, 2016, we remained in compliance with our debt covenants and availability was $26.3 million; however, our ratio of adjusted EBITDA to fixed charges was less than 1.1 to 1.0 (as calculated pursuant to the ABL Facility). As such, our net availability was reduced by 12.5% of the maximum revolver amount, or $12.5 million, resulting in approximately $13.8 million of net availability as of March 31, 2016. As of March 31, 2016 we were not required to meet a minimum EBITDA target. For the four months ending April 30, 2016 we are required to have minimum EBITDA of approximately $2.1 million.
During the three months ended March 31, 2016, the Agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. As a result, the lenders applied an $18.0 million reserve against our availability based on the estimated decline to our borrowing base. Due to the application of this reserve against our availability and due to the implementation of the daily sweep of our collection lockbox and depository bank accounts, we made cumulative payments of $52.0 million during the three months ended March 31, 2016, offset by borrowings of $12.4 million, thus reducing the amount outstanding under the ABL Facility to $62.3 million as of March 31, 2016.
The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the administrative agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four appraisals including one field examination, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At March 31, 2016 we had $13.8 million of net availability under the ABL Facility. During the remainder of 2016, we expect further deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. During the three months ended March 31, 2016, we made payments of $52.0 million against the outstanding balance of the ABL Facility a portion of which was made to cover the borrowing base deterioration. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments if necessary.
The Indenture governing the 2018 Notes contains restrictive covenants on the incurrence of senior secured indebtedness. To the extent that the fixed charge coverage ratio (as defined in the Indenture) is below 2.0 to 1.0, the Indenture prohibits our incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indenture. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not maintenance covenants. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period. As a result of the Sixth ABL Facility Amendment, our ability to incur new borrowings under the ABL Facility is limited to a maximum of $100.0 million irrespective of the permitted availability of up to $150.0 million under the 2018 Notes.
See the "Exchange Offer" and "Term Loan" discussions in Note 17 of the Notes to the Condensed Consolidated Financial Statements on "Subsequent Events Related to Restructuring" for details on the exchange offer for the 2018 Notes, the consent related thereto, the 2021 Notes and the new term loan.
The covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver for any breached covenants, such breach would result in a default under the Indenture, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We cannot guarantee that we will be granted waivers or amendments to the Indenture governing the 2018 Notes, the ABL Facility or such other debt obligations if for any reason we are unable to comply with our obligations thereunder. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity.
Restructuring Support Agreement

On March 11, 2016, we entered into a Restructuring Support Agreement with holders of more than 80% of the 2018 Notes relating to a restructuring transaction (the “Restructuring”), subject to the satisfaction of certain closing conditions including shareholder approval and minimum noteholder participation, pursuant to which, among other terms and conditions: (i) the exchange up to $368.6 million aggregate principal amount of the 2018 Notes for new second lien secured notes due 2021 (the “2021 Notes”), (ii) the exchange of approximately $31.4 million aggregate principal amount of the 2018 Notes for our common stock at a volume-weighted, market-average conversion price per share which were purchased on the open market during the year ended December 31, 2015 by an entity controlled by Mr. Mark D. Johnsrud, our Chief Executive Officer and Chairman of the board of directors, (iii) a new $24.0 million principal amount “last out” first lien term loan due 2018 (the “Term Loan”) which was funded by certain holders of the 2018 Notes with annual interest at 13% to be paid in-kind by increasing the principal amount payable thereunder and due at maturity, and (iv) the issuance of warrants to purchase up to 15% of our outstanding common stock, at an exercise price of $0.01 per share, to the lenders under the Term Loan and certain holders of the 2018 Notes that participated in the exchange offer. In addition, as part of the Restructuring, Mr. Johnsrud agreed to backstop a $5.0 million equity rights offering (the “Rights Offering”) that is expected to be completed in June 2016. The net proceeds of the Term Loan and the Rights Offering are to be used to pay down a portion of the outstanding balance on the ABL Facility, which will be available for re-borrowing subject to any borrowing base limitations and compliance with other applicable terms and conditions under the ABL Facility.

Interest on the 2021 Notes will be payable semiannually on April 15 and October 15 of each year beginning on October 15, 2016, and will be paid in-kind by increasing the principal amount payable thereunder and due at maturity and/or in cash as follows: (i) interest payable on October 15, 2016 will be paid in-kind at a rate of 12.5% per annum, (ii) interest payable in 2017 will be paid 50% in-kind and 50% in cash at a rate of 10% per annum, (iii) interest payable on April 15, 2018 and thereafter will be paid in cash at a rate of 10% per annum until maturity. The liens securing the 2021 Notes will be contractually subordinated to the liens on such assets securing the ABL Facility and the Term Loan. Both the conversion of Mr. Johnsrud’s 2018 Notes to equity and the Rights Offering are subject to shareholder approval of amendments to our Amended and Restated Certificate of Incorporation, as amended ("Certificate of Incorporation"), to provide for the issuance of sufficient additional shares of common stock.

As described previously under "ABL Facility Amendments," on March 24, 2016 in connection with the Restructuring we entered into the Sixth ABL Facility Amendment. See Note 17 of the Notes to the Condensed Consolidated Financial Statements on "Subsequent Events Related to Restructuring" for a discussion of material changes and developments after March 31, 2016 with respect to the Restructuring.

The Restructuring and the transactions contemplated thereby are subject to additional terms and conditions. We provide no assurances that we will be able to successfully consummate the Restructuring or other alternatives to restructure our existing indebtedness, in which case we may need to restructure under the Bankruptcy Code.

Off Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance-sheet arrangements other than operating leases that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenue or expenses, results of operation, liquidity, capital expenditure or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Loss from continuing operations	$(27,271)	$(11,995)
Depreciation and amortization	15,845	17,482
Interest expense, net	12,045	12,588
Income tax expense (benefit)	55	(24)
EBITDA	$674	$18,051
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the three months ended March 31, 2016 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of accounting pronouncements recently issued that could potentially impact our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2015 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we performed an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
As disclosed in our Form 8-K filed on April 1, 2016, our Chief Financial Officer resigned from that position effective April 1, 2016. As a result, there have been changes in the individuals responsible for executing the controls; however, we continue to execute our business processes under the same controls and we do not believe this organizational change materially affects, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
See “Legal Matters” in Note 12 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item 1A.	Risk Factors.
Risk Factors Related To Our Common Stock

Our common stock is particularly subject to volatility because of the industry in which we operate.

The market prices of securities of companies involved in the oil and gas industry have been depressed and extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock.

There is no assurance that an active public trading market will continue.

There can be no assurance that an active public trading market for our common stock will be sustained. If for any reason an active public trading market does not continue, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our shares of common stock could rely in part on the research and reporting that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock, the price of our stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Future sales by us or our existing shareholders could depress the market price of our common stock.

If we or our existing stockholders sell a large number of shares of our common stock, the market price of our common stock could decline significantly. Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of the common stock.

The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock.

As of April 26, 2016, we had outstanding 31,052,076 shares of common stock and also (i) 1.8 million shares of our common stock issuable under employee benefit plans, (ii) the Exchange Warrants exercisable for 3,653,185 shares of our common stock at an exercise price equal to $0.01 per share, and (iii) the First Lien Term Loan (or "FLTL") Warrants exercisable for 1,826,593 shares of our common stock at an exercise price of $0.01 per share. If the shares issuable under employee stock purchase plans are issued or the Warrants are exercised and the shares of common stock are issued pursuant to the employee stock purchase plans or upon such exercise are sold, our common shareholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the market price of our shares of common stock. In addition, holders of the Warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the Warrants. Further, during the time that the foregoing securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.

The completion of our comprehensive plan to restructure our outstanding indebtedness, including the conversion of Mr. Johnsrud’s 2018 Notes to equity and the Rights Offering, will result in substantial dilution to our existing shareholders.

We are currently executing a plan to restructure our outstanding indebtedness. The completion of our plan to restructure our indebtedness, including the conversion of Mr. Johnsrud’s 2018 Notes and the Rights Offering, will result in substantial dilution to our existing shareholders. As part of the exchange offer for our 2018 Notes, we will convert approximately $31.4 million aggregate principal amount of the 2018 Notes for our common stock at a conversion price per share of $0.32 (the “Conversion

Price”) which were held by an entity controlled by Mr. Mark D. Johnsrud, our Chief Executive Officer and Chairman of the board of directors.  Mr. Johnsrud will receive approximately 98.3 million shares for the conversion of his 2018 Notes.  In addition, as part of our debt restructuring plan, we will also pursue an equity rights offering (the “Rights Offering”), in which all holders of our common stock will be granted the right to participate. Each shareholder who participates in the Rights Offering will have the right to subscribe for a pro rata share of $5.0 million of common stock exercisable at a 20% discount to the Conversion Price. We expect to complete the Rights Offering in the second quarter of 2016. Mr. Johnsrud agreed to backstop the Rights Offering. We plan to issue approximately 20.3 million shares of common stock in connection with the Rights Offering, which includes the backstop fee that will be paid to Mr. Johnsrud in the form of approximately 790 thousand shares of common stock. Both the conversion of Mr. Johnsrud’s 2018 Notes to equity and the Rights Offering are subject to shareholder approval of amendments to our Amended and Restated Certificate of Incorporation, as amended, to provide for the issuance of sufficient additional shares of common stock.

Our shareholders will suffer substantial dilution in their percentage ownership as a result of the conversion of Mr. Johnsrud’s 2018 Notes to equity.  In addition, shareholders who do not fully exercise their subscription rights in the Rights Offering, or exercise less than all of their rights, will suffer further dilution in their percentage ownership of our common stock relative to such other shareholders who fully exercise their subscription rights or a greater proportion of their subscription rights. In addition, if the Rights Offering subscription price of $0.256 is less than the market value per share of our common stock, then our shareholders will experience an immediate dilution of the aggregate net market value of their shares as a result of the Rights Offering. The amount of any decrease in net market value is not predictable because it is not known at this time what the market value per share will be on the expiration date of the Rights Offering.

Risk Factors Related To Our Indebtedness

Our ABL Facility contains a minimum EBITDA covenant requiring us to meet a stated year-to-date EBITDA target. Factors beyond our control could result in our failure to comply with such EBITDA covenant. Failure to comply with such covenant would result in an event of default under our ABL Facility.

Our ABL facility contains a minimum EBITDA financial maintenance covenant that will be tested monthly. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined by the ABL Facility) beginning April 30, 2016 and continuing each month thereafter through December 31, 2016 at which time the target is reset. Our ability to meet our minimum EBITDA covenant will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. As our minimum EBITDA covenant is tested monthly on a year-to-date basis beginning April 30, 2016, unanticipated results with respect to any given monthly period may have an adverse effect on compliance with such covenant. There can be no assurances that we will maintain compliance with the minimum EBITDA covenant under our ABL Facility.

If we fail to comply with our minimum EBITDA financial maintenance covenant, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default under our other credit facilities and indentures, including the Term Loan and the Indentures governing the 2018 Notes and 2021 Notes. There can be no assurance that the lenders will grant a waiver, and we currently do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL facility.

We may not be able to generate a sufficient amount of cash flow to meet our debt service obligations or to fund our other liquidity needs, which could adversely affect our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy.

Our ability to make scheduled payments or to refinance our obligations with respect our indebtedness will depend on our financial and operating performance which, in turn, is subject to prevailing economic conditions and to certain financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein, all of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations and our other commitments, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In addition, we cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable; and

•	we could be forced into bankruptcy or liquidation.

Our substantial indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money for our debt service requirements or other purposes;

•	a substantial portion of our cash flow will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are and will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

The terms of our the Indentures governing the 2018 Notes and the 2021 Notes, the ABL Facility and the Term Loan may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of our Indentures governing the 2018 Notes and 2021 Notes (the “Indentures”), the ABL Facility and the Term Loan contain, and the terms of any of other future indebtedness would likely contain, a number of restrictive covenants that impose certain operating and other restrictions.

Our Indentures, the ABL Facility and the Term Loan include covenants that, among other things, restrict our ability to:

•	incur additional debt;

•	pay dividends, redeem stock or make other distributions;

•	make other restricted payments and investments;

•	create liens;

•	enter into sale and leaseback transactions;

•	merge, consolidate or transfer or dispose of substantially all of our assets; and

•	enter into certain types of transactions with affiliates.

A breach of any of the restrictive covenants in our Indentures would result in a default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable; and

•	we could be forced into bankruptcy or liquidation.

The operating and financial restrictions and covenants in those agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our ability to meet our obligations under our indebtedness depends in part on our earnings and cash flows and those of our subsidiaries and on our ability and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We conduct all of our operations through our subsidiaries. Consequently, our ability to service our debt is dependent, in large part, upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans, advances or other payments. The ability of our subsidiaries to pay dividends and make other payments to us depends on their earnings, capital requirements and general financial conditions and is restricted by, among other things, applicable corporate and other laws and regulations as well as, in the future, agreements to which our subsidiaries may be a party.

We may recognize a significant amount of cancellation of indebtedness, which we refer to as “COD” income, as a result of the transactions contemplated by the Exchange Offer and the Restructuring Transactions.

The exchange of the 2018 Notes for the 2021 Notes pursuant to the Exchange Offer and other Restructuring Transactions are expected result in COD income to us for United States federal income tax purposes. Because the amount of COD income to be recognized by us depends in part on the fair market value (and, thus, the issue price) of instruments that were issued on the date of the exchange, the precise amount of COD income resulting from the exchange of the 2018 Notes could not be determined prior to the date of the exchange. However, we generally anticipate that any COD income that we recognize in the Exchange Offer will be offset, at least in part, by our existing net operating losses, or “NOLs,” and certain other tax attributes. To the extent that our existing NOLs and other tax attributes are not sufficient to offset fully any COD income, we may incur a cash tax liability from such COD income. In this regard, we may incur a cash tax liability for “alternative minimum tax” even if we otherwise have sufficient NOLs to offset all of the COD income from the Exchange Offer and Restructuring Transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1
First Amendment to Executive Employment Agreement, dated January 25, 2016, between the Nuverra Environmental Solutions, Inc. and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2016).

10.2*	Employment Agreement, dated February 5, 2016, between Nuverra Environmental Solutions, Inc. and Joseph M. Crabb.

10.3
Consent and Fifth Amendment to Amended and Restated Credit Agreement, dated March 10, 2016, by and among Wells Fargo Bank, National Association, the Lenders named therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

10.4
Third Amendment to Amended and Restated Guaranty and Security Agreement, dated March 10, 2016, by and among Nuverra Environmental Solutions, Inc., certain subsidiaries of Nuverra Environmental Solutions, Inc. named therein, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

10.5
Restructuring and Support Agreement, dated March 11, 2016, by and among Nuverra Environmental Solutions, Inc., certain subsidiaries of Nuverra Environmental Solutions, Inc., the Supporting Holders, and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

10.6
Sixth Amendment to Amended and Restated Credit Agreement, dated March 24, 2016, by and among Wells Fargo Bank, National Association, the Lenders named therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2016).

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

Date: May 9, 2016

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)