Form 10-Q
period 2016-06-30
Nuverra Environmental Solutions, Inc.
filed 2016-08-08
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2016 was 149,637,311.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that involve many risks and uncertainties. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, including the declines in oil and natural gas prices;

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions;

•	the expected timing for completion of the restructuring transactions described herein and in our other filings with the SEC;

•	the expected effect of the restructuring transactions; and

•	the expected timing for completing the refinancing of our asset-based revolving credit facility.
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
These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	failure to complete all aspects of our restructuring transactions, including the rights offering and implementation of the management incentive plan;

•	failure to refinance our indebtedness under our asset-based revolving credit facility;

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

•
risks associated with our indebtedness, including changes to interest rates, deterioration in the value of our machinery and equipment, our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including the indentures governing our notes;

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

•
risks associated with the operation, construction and development of saltwater disposal wells, solids and liquids treatment assets, landfills and pipelines, including access to additional locations and rights-of-way, environmental remediation obligations, unscheduled delays or inefficiencies and reductions in volume due to micro- and macro-economic factors or the availability of less expensive alternatives;

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2016	2015
		(Note 1)
Assets
Cash and cash equivalents	$303	$39,309
Restricted cash	5,504	4,250
Accounts receivable, net of allowance for doubtful accounts of $2.5 and $3.5 million at June 30, 2016 and December 31, 2015, respectively	19,996	42,188
Inventories	2,606	2,985
Prepaid expenses and other receivables	3,407	3,377
Other current assets	4,189	2,372
Assets held for sale	2,902	—
Total current assets	38,907	94,481
Property, plant and equipment, net of accumulated depreciation of $222.7 and $209.1 million at June 30, 2016 and December 31, 2015, respectively	366,322	406,188
Equity investments	574	3,750
Intangibles, net	15,562	16,867
Other assets	573	1,333
Total assets	$421,938	$522,619
Liabilities and Shareholders' Deficit
Accounts payable	$6,173	$6,907
Accrued liabilities	21,476	29,843
Current contingent consideration	—	8,628
Current portion of long-term debt	56,427	499,709
Derivative warrant liability	6,201	—
Total current liabilities	90,277	545,087
Deferred income taxes	317	270
Long-term debt	394,174	11,758
Long-term contingent consideration	8,500	—
Other long-term liabilities	3,723	3,775
Total liabilities	496,991	560,890
Commitments and contingencies
Shareholders' deficit:
Common stock	131	30
Additional paid-in capital	1,402,191	1,369,921
Treasury stock	(19,809)	(19,800)
Accumulated deficit	(1,457,566)	(1,388,422)
Total shareholders' deficit	(75,053)	(38,271)
Total liabilities and shareholders' deficit	$421,938	$522,619
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Non-rental revenue	$31,369	$85,530	$75,395	$192,540
Rental revenue	2,609	6,897	5,558	18,999
Total revenue	33,978	92,427	80,953	211,539
Costs and expenses:
Direct operating expenses	30,283	71,574	68,900	159,573
General and administrative expenses	14,204	9,697	21,656	22,397
Depreciation and amortization	15,206	18,296	31,051	35,778
Impairment of long-lived assets	2,664	—	2,664	—
Other, net	—	429	—	1,112
Total costs and expenses	62,357	99,996	124,271	218,860
Operating loss	(28,379)	(7,569)	(43,318)	(7,321)
Interest expense, net	(13,973)	(12,452)	(26,018)	(25,040)
Other income, net	2,771	400	2,929	721
Loss on extinguishment of debt	(284)	(1,011)	(674)	(1,011)
Loss from continuing operations before income taxes	(39,865)	(20,632)	(67,081)	(32,651)
Income tax (expense) benefit	(773)	(15)	(828)	9
Loss from continuing operations	(40,638)	(20,647)	(67,909)	(32,642)
Loss from discontinued operations, net of income taxes	(1,290)	(2,089)	(1,235)	(1,168)
Net loss attributable to common shareholders	$(41,928)	$(22,736)	$(69,144)	$(33,810)

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.60)	$(0.75)	$(1.42)	$(1.18)
Basic and diluted loss from discontinued operations	(0.02)	(0.08)	(0.03)	(0.04)
Net loss per basic and diluted common share	$(0.62)	$(0.83)	$(1.45)	$(1.22)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	67,699	27,679	47,803	27,546
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(69,144)	$(33,810)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations, net of income taxes	—	(906)
Loss on the sale of TFI	1,235	2,074
Depreciation and amortization of intangible assets	31,051	35,778
Amortization of debt issuance costs, net	2,587	2,438
Stock-based compensation	656	1,516
Impairment of long-lived assets	2,664	—
Gain on sale of UGSI	(1,694)	—
Loss (gain) on disposal of property, plant and equipment	727	(1,312)
Bad debt expense	254	(208)
Change in fair value of derivative warrant liability	(1,023)	—
Loss on extinguishment of debt	674	1,011
Deferred income taxes	48	1
Other, net	(33)	316
Changes in operating assets and liabilities:
Accounts receivable	21,938	47,719
Prepaid expenses and other receivables	(146)	(5,273)
Accounts payable and accrued liabilities	118	(8,113)
Other assets and liabilities, net	(2,506)	1,105
Net cash (used in) provided by operating activities from continuing operations	(12,594)	42,336
Net cash used in operating activities from discontinued operations	—	(708)
Net cash (used in) provided by operating activities	(12,594)	41,628
Cash flows from investing activities:
Proceeds from the sale of TFI	—	78,897
Proceeds from the sale of property, plant and equipment	5,995	3,448
Purchases of property, plant and equipment	(2,133)	(10,807)
Proceeds from the sale of UGSI	4,979	—
Change in restricted cash	(1,254)	(4,250)
Net cash provided by investing activities from continuing operations	7,587	67,288
Net cash used in investing activities from discontinued operations	—	(181)
Net cash provided by investing activities	7,587	67,107
Cash flows from financing activities:
Proceeds from revolving credit facility	76,979	—
Payments on revolving credit facility	(130,667)	(81,647)
Proceeds from term loan	24,000	—
Payments for deferred financing costs	(985)	—
Payments on vehicle financing and other financing activities	(3,326)	(7,765)
Net cash used in financing activities from continuing operations	(33,999)	(89,412)
Net cash used in financing activities from discontinued operations	—	(105)
Net cash used in financing activities	(33,999)	(89,517)
Net (decrease) increase in cash and cash equivalents	(39,006)	19,218
Cash and cash equivalents - beginning of period	39,309	15,416
Cash and cash equivalents - end of period	303	34,634
Less: cash and cash equivalents of discontinued operations - end of period	—	—
Cash and cash equivalents of continuing operations - end of period	$303	$34,634

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,430	$21,787
Cash paid for taxes, net	37	209
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Our condensed consolidated balance sheet as of December 31, 2015, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or "GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016.
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted. Unless stated otherwise, any reference to statement of operations items in these accompanying condensed consolidated financial statements refers to results from continuing operations.
Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated balance sheets and notes thereto in order to conform to the current year’s presentation including:

•
As of January 1, 2016, and further discussed below under "Significant Accounting Policies," we retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result, $6.8 million of our unamortized debt issuance costs related to our 9.875% Senior Notes due 2018 (the "2018 Notes), 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the "2021 Notes") and $24.0 million term loan (the "Term Loan") have been presented in “Long-term debt” on the condensed consolidated balance sheet as of June 30, 2016. Further, $8.7 million of unamortized debt issuance costs related to our 2018 Notes have been reclassified from “Other assets” to “Current portion of long-term debt” on the condensed consolidated balance sheet as of December 31, 2015. Additionally, as the debt associated with our asset-based revolving credit facility is presented as short-term, the related debt issuance costs of $1.7 million and $2.2 million as of June 30, 2016 and December 31, 2015, respectively, have been reclassified from "Other assets" to "Other current assets" on the condensed consolidated balance sheets. The total assets for the Corporate/Other segment reported in Note 15 have been adjusted for this reclassification.

Going Concern
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, we had an accumulated deficit at June 30, 2016, and a net loss for the six months ended June 30, 2016 and 2015. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. While we have executed a comprehensive strategy to restructure our indebtedness, improve liquidity and reduce costs, including cash interest expense, to sustain operations through the prolonged depression in oil and natural gas prices and the corresponding impact on our business operations, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to generate sufficient liquidity to meet our obligations and operating needs. While we were, and remain, in compliance with our existing debt arrangements, we recognize that absent an improvement in oil prices, it is likely that we will not have enough liquidity, including cash on hand, to service our debt, operations, and avoid covenant violations. See the "Exchange Offer" and "Term Loan" discussion in Note 8 and the "Subsequent Events Related to Restructuring" discussion in Note 18 for details on our debt restructuring in 2016.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Significant Accounting Policies

As of January 1, 2016, we retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The current condensed consolidated balance sheet as of June 30, 2016 presents $6.8 million of our unamortized debt issuance costs related to our 2018 Notes, 2021 Notes and Term Loan in “Long-term debt.” In order to conform to the current financial statement presentation, $8.7 million of unamortized debt issuance costs related to our 2018 Notes have been reclassified from “Other assets” to “Current portion of long-term debt” on the condensed consolidated balance sheet as of December 31, 2015. The guidance in ASU 2015-15 prescribes that deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset, while debt issuance costs in the scope of ASU 2015-03 do not. As such, we will continue to present the costs associated with our asset-based revolving credit facility as an asset. Deferred issuance costs associated with our asset-based revolving credit facility of $1.7 million and $2.2 million as of June 30, 2016 and December 31, 2015, respectively, are included in “Other current assets” on the condensed consolidated balance sheets as this debt is considered short-term.
On March 10, 2016, we entered into an amendment to our guaranty and security agreement related to our asset-based revolving credit facility ("ABL Facility"), which is described in further detail in Note 8 under "ABL Facility Amendments." This amendment implemented a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. As a result of the sweep occurring one day in arrears, we had an ending balance of $0.1 million in our collection lockbox and certain depository accounts on June 30, 2016, which we have classified as "Restricted cash" on the condensed consolidated balance sheet as this cash is not available for operations and was subsequently swept by the lender on July 1, 2016, and applied against the outstanding balance under the ABL Facility.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, however early adoption is permitted.  We are currently evaluating the guidance in ASU 2016-09 to determine our adoption method and the effect it will have on our consolidated financial statements.

Note 3 - Earnings Per Common Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the three and six months ended June 30, 2016 and 2015, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per common share ("EPS") from continuing operations because the inclusion of such shares would be anti-dilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the six month periods ended June 30, 2016 and 2015, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computations of diluted EPS from income from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.
The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(40,638)	$(20,647)	(67,909)	(32,642)
Loss from discontinued operations	(1,290)	(2,089)	(1,235)	(1,168)
Net loss attributable to common shareholders	$(41,928)	$(22,736)	$(69,144)	$(33,810)

Denominator:
Weighted average shares—basic	67,699	27,679	47,803	27,546
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	67,699	27,679	47,803	27,546

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.60)	$(0.75)	$(1.42)	$(1.18)
Basic and diluted loss from discontinued operations	(0.02)	(0.08)	(0.03)	(0.04)
Net loss per basic and diluted common share	$(0.62)	$(0.83)	$(1.45)	$(1.22)

Anti-dilutive stock-based awards excluded	508	799	508	799
In connection with our debt restructuring, which is discussed in further detail in Note 8, at the May 20, 2016 Special Meeting of Shareholders, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock, par value $0.001 per share, from 50 million to 350 million.

The increase in our authorized shares of common stock provides us with sufficient common share capacity to issue shares of common stock in connection with our debt restructuring transactions. See the "Exchange Offer" discussion in Note 8 for the details on debt exchanged for common stock and the number of shares issued during the three months ended June 30, 2016.
Note 4 - Intangible Assets
Intangible assets consist of the following:

	June 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$11,731	$(7,574)	$4,157	5.8	$11,731	$(6,865)	$4,866	6.0
Disposal permits	1,269	(531)	738	4.6	1,269	(451)	818	5.2
Customer contracts	17,352	(6,685)	10,667	10.3	17,352	(6,169)	11,183	11.0
	$30,352	$(14,790)	$15,562	8.8	$30,352	$(13,485)	$16,867	9.3
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.
Note 5 - Assets Held for Sale and Impairment of Long-Lived Assets
During the three months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land. During the three months ended June 30, 2016, we began to actively market these assets, which we expect to sell within one year. As all of the criteria for classification as assets held for sale were met, these assets are presented separately as "Assets held for sale" in our condensed consolidated balance sheet as of June 30, 2016.

In accordance with applicable accounting guidance, the assets were recorded at the lower of net book value or fair value less costs to sell. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of the assets was lower than its net book value, an impairment charge of $2.7 million was recognized during the three months ended June 30, 2016, and is included in "Impairment of long-lived assets" on our condensed consolidated statements of operations. Of the $2.7 million recorded, $2.4 million related to the Northeast division and $0.3 million related to the Southern division. The fair value of the assets was measured using third party quoted prices for similar assets (Level 3).

Additionally, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no indicators of potential impairment for the six months ended June 30, 2016 and 2015.

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

Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

Fair Value
As of June 30, 2016
Assets: Cost method investment	$—
Liabilities:
Derivative warrant liability	6,201
Contingent consideration	8,500

As of December 31, 2015
Assets: Cost method investment	$3,169
Liabilities:
Derivative warrant liability	—
Contingent consideration	8,628
Derivative Warrant Liability
In connection with our debt restructuring as described in Note 8 under "Exchange Offer" and "Term Loan," we issued warrants with derivative features during the three months ended June 30, 2016. These instruments are accounted for as derivative liabilities as described further in Note 9.
Our derivative warrant liability is adjusted to reflect the estimated fair value at each quarter end, with any decrease or increase in the estimated fair value being recorded in "Other income, net" accordingly, as adjustments to the fair value of the derivative liabilities.
We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo simulation model. The key inputs in determining our derivative warrant liability included our stock price, the volatility of our stock price, and the risk free interest rate. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants to vary significantly from quarter to quarter.
The following table provides a reconciliation of the beginning and ending balances of the "Derivative warrant liability" presented in the condensed consolidated balance sheet for the three months ended June 30, 2016.

June 30, 2016
Balance at beginning of period	$—
Issuance of warrants	7,229
Exercise of warrants	(5)
Adjustments to estimated fair value	(1,023)
Balance at end of period	$6,201
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
During the three months ended June 30, 2016, we determined that it would be unlikely that the required permits and certificates necessary for the issuance of a second special waste disposal permit to Ideal Oilfield Disposal, LLC would be issued within one year. As such, we reclassified the $8.5 million contingent consideration liability related to the Ideal Oilfield Disposal, LLC acquisition from current to long-term in the condensed consolidated balance sheet as of June 30, 2016. Changes to the fair value of contingent consideration are recorded as "Other income, net" in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the six months ended June 30, 2016 and the year ended December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Balance at beginning of period	$8,628	$9,824
Cash payments	—	(909)
Changes in fair value of contingent consideration, net	(128)	(287)
Balance at end of period	$8,500	$8,628
Less: current portion	—	(8,628)
Long-term contingent consideration	$8,500	$—
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
Our cost method investment in Underground Solutions Inc. (or "UGSI") is measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock, as well as using discounted cash flows, incorporating adjusted available market discount rate information and our estimates for liquidity risk. UGSI was acquired during the six months ended June 30, 2016, which is discussed in further detail in Note 14.
Note 7 - Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accrued payroll and employee benefits	$2,564	$5,839
Accrued insurance	5,389	5,896
Accrued legal and environmental costs	897	1,531
Accrued taxes (Note 11)	2,582	1,514
Accrued interest (Note 8)	1,079	8,516
Accrued operating costs	1,659	4,233
Accrued other	2,306	2,314
Accrued liability for pending Rights Offering (Note 18)	$5,000	$—
Total accrued liabilities	$21,476	$29,843

Note 8 - Debt
Debt consisted of the following at June 30, 2016 and December 31, 2015:

			June 30, 2016			December 31, 2015
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs (i)	Fair Value of Debt (h)	Carrying Value of Debt	Carrying Value of Debt
ABL Facility (a)	3.72%	Dec. 2016	$1,723	$48,144	$48,144	$101,832
2018 Notes (b)	9.875%	Apr. 2018	707	16,023	40,436	400,000
2021 Notes (c)	12.50%	Apr. 2021	5,999	141,012	335,742	—
Term Loan (d)	13.00%	Apr. 2018	120	24,665	24,665	—
Vehicle financings (e)	3.04%	Various	—	9,975	9,975	12,303
Note payable (f)	4.25%	Apr. 2019	—	5,635	5,635	6,492
Total debt			$8,549	$245,454	464,597	520,627
Original issue discount and premium for 2018 Notes (g)					(37)	(452)
Original issue discount and premium for 2021 Notes (g)					(356)	—
Deferred financing costs presented with debt (i)					(6,826)	(8,708)
Debt discount for issuance of warrants (j)					(6,777)	—
Total debt, net					450,601	511,467
Less: current portion of long-term debt (k)(l)					(56,427)	(499,709)
Long-term debt					$394,174	$11,758
_____________________

(a)	The interest rate presented represents the interest rate on the $85.0 million ABL Facility at June 30, 2016.

(b)
The interest rate presented represents the coupon rate on our 2018 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2018 Notes is approximately 11.0%. Interest payments are due semi-annually on April 15 and October 15 of each year.

(c)
The interest rate presented represents the current coupon rate on our 2021 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2021 Notes is approximately 11.9%. Interest will be paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 will be paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity.

(d)
The Term Loan accrues interest at a rate of 13% compounded monthly and which is to be paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest is due April 15, 2018.

(e)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 3.04%, which mature in varying installments between 2016 and 2020. Capital lease obligations were $10.0 million and $12.3 million at June 30, 2016 and December 31, 2015, respectively.

(f)
During the three months ended June 30, 2015, we settled our $11.0 million financing obligation to acquire the remaining 49% interest in Appalachian Water Services, LLC ("AWS") from the non-controlling interest holder with a $4.0 million cash payment and a $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019.

(g)
As discussed in greater detail in the "Exchange Offer" section below, on April 15, 2016, $327.2 million in principal 2018 Notes were exchanged for new 2021 Notes. The note for note exchange was accounted for as a modification, and as a result $57.3 thousand and $16.8 thousand of the original issuance discount and premium, respectively, will continue to be amortized over the remaining term of the 2018 Notes, while $0.5 million and $0.1 million of the original issuance discount and premium, respectively, will be amortized over the term of the new 2021 Notes. Further, a total of $32.3 million in principal 2018 Notes were exchanged for common stock and $45.8 thousand and $13.4 thousand of the original issuance discount and premium, respectively, were included in the calculation of the gain/(loss) on extinguishment.

(h)
The estimated fair value of our 2018 Notes and our 2021 Notes is based on reported trading prices as of June 30, 2016. Our ABL Facility and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(i)
As discussed previously in Note 1, upon retrospective adoption of ASU 2015-03, we have presented the deferred financing costs associated with the 2018 Notes, 2021 Notes and Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of June 30, 2016 and December 31, 2015. In accordance with ASU 2015-15, the deferred financing costs related to the ABL Facility continue to be presented as an asset, and are included in "Other current assets" on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. Additionally, as discussed in greater detail in the "Exchange Offer" section below, on April 15, 2016, $327.2 million in principal 2018 Notes were exchanged for new 2021 Notes. The note for note exchange was accounted for as a modification, and as a result $0.8 million of the original deferred financing costs associated with the 2018 Notes will continue to be amortized over the remaining term of the 2018 Notes, while $6.3 million will be amortized over the term of the new 2021 Notes. Further, a total of $32.3 million in principal 2018 Notes were exchanged for common stock and $0.6 million of the original deferred financing costs associated with the 2018 Notes were included in the calculation of the gain/(loss) on extinguishment.

(j)
The debt discount for issuance of warrants represents the initial fair value of the warrants issued in connection with the debt restructuring described in the "Exchange Offer" and "Term Loan" sections below, which will be amortized through interest expense over the terms of the new 2021 Notes and the Term Loan. As described further in Note 9, these warrants are accounted for as derivative liabilities.

(k)
As a result of the Eighth Amendment to our ABL Facility on June 29, 2016, which changed the scheduled maturity date from January 15, 2018 to December 31, 2016, the carrying value of the ABL Facility was reclassified to current liabilities in the consolidated balance sheet as of June 30, 2016. In addition, the principal payments due within one year for the vehicle financings and note payable are also classified as current.

(l)
The carrying value of the ABL Facility and the 2018 Notes were presented as current liabilities as of December 31, 2015 due to the probability of breaching one of the financial covenants at that date. In addition, the principal payments due within one year for the vehicle financings and note payable were also classified as current.

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below regarding the "Exchange Offer," "Term Loan," and "ABL Facility Amendments," in addition to the discussion in Note 18 on "Subsequent Events Related to Restructuring - Rights Offering."
Indebtedness
Exchange Offer
On March 11, 2016, we entered into a Restructuring Support Agreement with holders of more than 80% of the 2018 Notes relating to a debt restructuring and recapitalization plan (the “Restructuring”), subject to the satisfaction of certain closing conditions including shareholder approval of an amendment to our Amended and Restated Certificate of Incorporation, as amended, and minimum noteholder participation. On April 15, 2016, we closed our exchange offer (the “Exchange Offer”) relating to our 2018 Notes as part of the comprehensive restructuring of our outstanding indebtedness pursuant to the Restructuring Support Agreement.

Pursuant to the Exchange Offer, we offered to exchange our 2021 Notes and shares of our common stock at a conversion price per share of $0.32 (the “Conversion Price”) for any and all of our 2018 Notes validly tendered and not properly withdrawn at or prior to the expiration date, with the exception of approximately $31.4 million in principal 2018 Notes owned by an entity controlled by Mark D. Johnsrud, our Chairman of the Board and Chief Executive Officer. We settled the Exchange Offer on April 15, 2016 by delivering to tendering holders of the 2018 Notes (i) $327.2 million in aggregate principal amount of the new 2021 Notes to those tendering holders electing to exchange for 2021 Notes and $0.9 million in shares of common stock converted at the Conversion Price to those tendering holders electing to exchange for common stock and (ii) a pro rata share (based on the aggregate principal amount of the 2018 Notes validly tendered) of penny warrants sufficient to purchase 10% of shares of our common stock (the "Exchange Warrants"). In addition, $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud were canceled upon closing of the Exchange Offer, and converted to shares of our common stock on May 26, 2016 at the Conversion Price, following shareholder approval at the May 20, 2016 Special Meeting of Shareholders to approve an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock, par value $0.001 per share, from 50 million to 350 million (the "Johnsrud Note Conversion"). As a result of the exchange, a total of 101,071,875 shares of common stock were issued, with 2,837,500 to tendering holders electing to exchange their 2018 Notes for common stock, and 98,234,375 for the Johnsrud Note Conversion.

The exchange of the $327.2 million in principal 2018 Notes for new 2021 Notes was accounted for as a debt modification, and all third party expenses related to the exchange were expensed to "General and administrative expenses" in the condensed consolidated statement of operations for the three months ended June 30, 2016. The exchange of the $0.9 million in principal 2018 Notes for common stock was accounted for as a debt extinguishment, which generated an immaterial loss on extinguishment recorded in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended June 30, 2016. Finally, the exchange of $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud for common stock was accounted as a capital transaction as Mr. Johnsrud is a related party, with the loss on extinguishment recorded in "Additional paid-in-capital" on the condensed consolidated balance sheet as of June 30, 2016. The Warrants issued in connection with the Exchange Offer are discussed in further detail in Note 9 on "Derivative Warrants."

In connection with the issuance of the new 2021 Notes, we entered into a new Indenture that governs the terms of the new 2021 Notes, dated as of April 15, 2016, between the Company, Wilmington Savings Fund Society, FSB, as Trustee, and the Guarantors party thereto. Pursuant to the new Indenture, the 2021 Notes will mature on April 15, 2021. Interest will be paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 will be paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity. As a result, our annual cash interest payment obligations have been reduced by approximately $17.8 million for the remainder of 2016, $17.9 million for 2017 and $8.6 million through April 15, 2018. Interest on the 2021 Notes accrues from the most recent date interest has been paid, or if no interest has been paid, from and including the issue date. The 2021 Notes are secured by junior liens on the same collateral as our ABL Facility and rank equal in right of payment to all senior indebtedness and senior to all subordinated indebtedness of the Company. The 2021 Notes are guaranteed by our subsidiaries.

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

Term Loan

Concurrent to the Exchange Offer we entered into a $24.0 million Term Loan funded by certain holders of the 2018 Notes that were also parties to the Restructuring Support Agreement. The Term Loan accrues interest at a rate of 13% compounded monthly to be paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest is due April 15, 2018. The Term Loan is subject to a minimum EBITDA covenant that is identical in all respects to the minimum EBITDA covenant applicable to the ABL Facility. To the extent actual EBITDA (as defined by the Term Loan) falls short of the minimum EBITDA targets, the Term Loan accrues interest at rate of 17%. The Term Loan is secured by junior liens on the same collateral as our ABL Facility and guaranteed by our subsidiaries. In connection with the Term Loan, we entered into a warrant agreement with the lenders under the Term Loan, pursuant to which, as a commitment fee for entering into the Term Loan, the lenders received warrants to purchase up to 5% of our then-outstanding stock at an exercise price of $0.01 per share (the "Term Loan Warrants").

The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion, and the Rights Offering. The Warrants are discussed in greater detail in Note 9 on "Derivative Warrants" and the Rights Offering is discussed in Note 18 on "Subsequent Events Related to Restructuring - Rights Offering."

Proceeds from the Term Loan were applied to pay down a portion of the outstanding balance of the ABL Facility and were reborrowed by us to fund the scheduled interest payment on the 2018 Notes and pay related transaction fees and expenses.

On June 30, 2016, we entered into a First Amendment to Term Loan Credit Agreement (the “Term Loan Agreement Amendment”) by and among the Required Lenders (as defined therein) and the Company, which amends the Term Loan Credit Agreement, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB, as administrative agent (the “Agent”), the lenders party thereto (the “Lenders”), and the Company, as borrower (the “Term Loan Agreement”).

The Term Loan Agreement Amendment amends the Term Loan Agreement by amending the minimum EBITDA financial maintenance covenant to conform to the revised minimum EBITDA financial maintenance covenant provided by the Eighth Amendment to Amended and Restated Credit Agreement (discussed below) through December 31, 2016, modifying the applicable periods for measurement and reducing the applicable amounts required to be achieved for each period. In connection with the Term Loan Agreement Amendment, we paid a non-refundable amendment fee in the amount of $0.1 million to the Lenders, pro-rata to their respective commitment amount under the Term Loan Agreement, which was capitalized as deferred financing costs during the three months ended June 30, 2016.

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
On March 24, 2016, in connection with the Restructuring Support Agreement to implement the Restructuring, we entered into a Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth ABL Facility Amendment”) by and among the Agent, the Lenders and the Company. Among other terms and conditions, the Sixth ABL Facility Amendment amended the ABL Facility as follows:

•	Reduced the maximum revolver commitments from $125.0 million to $100.0 million;

•	Replaced the leverage ratio financial maintenance covenant with a new minimum EBITDA financial maintenance covenant that will be tested monthly;

•
Amended the definition of “EBITDA” for purposes of the financial maintenance covenant to provide allowances for certain unusual or non-recurring fees, costs and expenses, with testing monthly beginning in April 2016;

•
Amended the definition of “Borrowing Base” (i) to set the eligible equipment advance rates based on net book value at 60% and on Net Orderly Liquidation Value (as defined in the ABL Facility) at 80% and (ii) to cap Borrowing Base availability attributable to eligible equipment at 75%;

•	Increased the default rate upon the occurrence and continuation of an event of default from 2% to 4%;

•	Increased the applicable margin on LIBOR Rate and Base Rate Loans (each as defined in the ABL Facility) and the unused line fee;

•	Eliminated our ability to voluntarily reduce the commitments without termination of the ABL Facility;

•	Requires us to apply proceeds from the Restructuring transactions and related agreements to pay down the ABL Facility;

•
Amended the definition of “Permitted Disposition” to permit the sale of our equity investment in Underground Solutions, Inc., discussed further in Note 14, and to expand the permitted disposition general basket (which excludes the sale of machinery and equipment in the ordinary course of business) from $5.0 million to $7.5 million;

•
Applies a Permitted Disposition Reserve of 50% against our availability for net cash proceeds in excess of $7.5 million made on or after March 10, 2016 for sales specifically related to the Permitted Disposition general basket; and

•	Amended certain definitions in connection with the Restructuring transactions, including “Change of Control”, “Permitted Indebtedness”, and “Permitted Liens”.

In addition, we agreed to certain make-whole fees that would be payable to the Lenders upon early termination of the ABL Facility as a result of acceleration, bankruptcy or otherwise, unless amounts outstanding under the ABL Facility are paid in full. In connection with the Sixth ABL Facility Amendment we incurred amendment fees of approximately $0.6 million which were capitalized as deferred financing costs during the three months ended March 31, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.4 million which are included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the six months ended June 30, 2016.

On April 15, 2016, we entered into a Seventh Amendment to Amended and Restated Credit Agreement, dated April 15, 2016 (the “Seventh ABL Facility Amendment”), by and among the Agent, the Lenders and the Company to make conforming amendments in connection with the Restructuring transactions. Among other terms and conditions, the Seventh Amendment amends the ABL Facility to: (i) require that the we apply excess proceeds from asset sales to pay down the ABL Facility; (ii) prohibit us from optionally prepaying or acquiring other indebtedness, making any payment on subordinated indebtedness, or amending certain agreements and documents; and (iii) amend certain definitions in the ABL Facility.

On June 29, 2016, we entered into an Eighth Amendment to Amended and Restated Credit Agreement (the “Eighth ABL Facility Amendment”) by and among the Agent, the Lenders, and the Company, which further amends our ABL Facility. Among other terms and conditions, the Eighth ABL Facility Amendment amended the ABL Facility as follows:

•	Reduced the maximum revolver commitments from $100.0 million to $85.0 million;

•	Amended the minimum EBITDA financial maintenance covenant, modifying the applicable periods for measurement and reducing the applicable amounts required to be achieved for each period;

•	Changed the scheduled maturity date of the ABL Facility from January 15, 2018 to December 31, 2016;

•	Added a covenant requiring us to refinance the ABL Facility in full on or before September 30, 2016;

•
Requires us to consummate a rights offering on or before July 29, 2016, which was subsequently waived by the Lenders on August 5, 2016, and to apply the proceeds from the rights offering to pay down the ABL Facility, which must equal $5.0 million (with any shortfall to be covered by the $5.0 million backstop funds previously placed in escrow by Mark D. Johnsrud, the Company’s Chairman and Chief Executive Officer) - (see Note 18 for further updates and details on the Rights Offering);

•	Replaced the minimum fixed charge coverage ratio covenant with an immediate availability block in the amount of $12.5 million, increasing to $15.0 million upon receipt of the Rights Offering proceeds;

•
Establishes a Permitted Disposition Reserve equal to 50% of the aggregate amount of net cash proceeds arising from Permitted Dispositions of any property (excluding the sale of machinery and equipment in the ordinary course of business) consummated after June 29, 2016;

•	Increased the applicable margin on LIBOR Rate and Base Rate Loans (as defined in the ABL Facility).

In connection with the Eighth ABL Facility Amendment we incurred amendment fees of approximately $0.4 million which were capitalized as deferred financing costs during the three months ended June 30, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.3 million which are included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended June 30, 2016.

Financial Covenants and Borrowing Limitations
The ABL Facility, as amended, requires, and any future credit facilities will likely require, us to comply with specified financial ratios that may limit the amount we can borrow under our ABL Facility. A breach of any of the covenants under the indenture governing the 2018 Notes and 2021 Notes (the “Indentures”), the ABL Facility, or the Term Loan, as applicable, could result in an event of default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The ABL Facility and Term Loan contain certain financial covenants, including a minimum EBITDA covenant. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined by the ABL Facility). As of June 30, 2016, we remained in compliance with our debt covenants and availability under the ABL Facility was $12.6 million, after applying the availability block and other availability restrictions.

During the three months ended March 31, 2016, the Agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. The redetermination resulted in an approximately $21.0 million decline in our borrowing base and availability under the ABL Facility. Due to this decrease in our borrowing base and the implementation of the daily sweep of our lockbox and certain depository bank accounts, we made cumulative payments of $130.7 million during the six months ended June 30, 2016, offset by borrowings of $77.0 million, thus reducing the amount outstanding under the ABL Facility from $101.8 million as of December 31, 2015 to $48.1 million as of June 30, 2016.
The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the Agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four full appraisals including two field examinations, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At June 30, 2016 we had $12.6 million of net availability under the ABL Facility. During the remainder of 2016, we expect further deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. During the six months ended June 30, 2016, we reduced the outstanding balance of the ABL Facility by $53.7 million, a portion of which was made to cover the borrowing base deterioration. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments if necessary.
The Indentures contain restrictive covenants on the incurrence of senior secured indebtedness. To the extent that the fixed charge coverage ratio (as defined in the Indentures) is below 2.0 to 1.0, the Indentures prohibit our incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indentures. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not maintenance covenants. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period. As a result of the Eighth ABL Facility Amendment, our ability to incur new borrowings under the ABL Facility is limited to a maximum of $85.0 million irrespective of the permitted availability of up to $150.0 million under the Indentures.
The covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver for any breached covenants, such breach would result in a default under the Indentures, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes and 2021 Notes, or any other indebtedness outstanding at such time, were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We cannot guarantee that we will be granted waivers or amendments to the Indentures governing the 2018 Notes and 2021 Notes, the ABL Facility, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity. Failure to comply with any of our debt obligations, or obtain waivers thereof, may cause us to seek relief under the United States Bankruptcy Code.
ABL Facility Refinancing Covenant and Maturity Date

Our ABL Facility contains a covenant requiring us to refinance the ABL Facility in full on or before September 30, 2016 and has a maturity date of December 31, 2016. There can be no assurances that we will be able to refinance the ABL Facility by September 30, 2016, or that any such refinancing would be available to us on attractive or acceptable terms. Any refinancing of the ABL Facility could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we fail to comply with our refinancing covenant, we would request a waiver from the Lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default under our other credit facilities and indentures, including the Term Loan and the Indentures governing the 2018 Notes and 2021 Notes. There can be no assurance that the Lenders under the ABL Facility will grant a waiver of the covenant default or that the lenders under the Term Loan will grant a waiver of, or that the holders of our 2018 Notes and 2021 Notes will consent to, any cross default, and we currently do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL Facility or our other indebtedness. In the event that we are unable to timely refinance the ABL Facility, or obtain a waiver thereof, or repay the ABL Facility when due, we may need to seek relief under the United States Bankruptcy Code.

Note 9 - Derivative Warrants
On April 15, 2016, we closed our Exchange Offer relating to our 2018 Notes as part of the Restructuring, which included delivering to tendering holders of the 2018 Notes a pro rata share of penny warrants sufficient to purchase 10% of shares of our common stock (the "Exchange Warrants"). Additionally, we entered into a warrant agreement with the lenders under the new $24.0 million Term Loan, pursuant to which, as a commitment fee for entering into the Term Loan, the lenders received warrants to purchase up to 5% of our then-outstanding stock at an exercise price of $0.01 per share (the "Term Loan Warrants"). The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion and the Rights Offering, which is described in Note 18 on "Subsequent Events Related to Restructuring - Rights Offering."
After giving effect to the anti-dilution adjustment following the Johnsrud Note Conversion, a total of 22.8 million Warrants were issued during the three months ended June 30, 2016, with 15.1 million Warrants for the exchange of 2018 Notes for new 2021 Notes, 0.1 million Warrants for the exchange of 2018 Notes for common stock, and 7.6 million Warrants for the Term Loan lenders. All Warrants were issued with an exercise price of $0.01 and have a term of ten years.
The following table shows the Warrant activity for the three months ended June 30, 2016:

Number of Warrants
Outstanding as of March 31, 2016	—
Issued	22,815
Exercised	(19)
Outstanding as of June 30, 2016	22,796
We accounted for Warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity's own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity's own stock and (ii) classified in the shareholders' equity section of the entity's balance sheet. We determined that the Warrants were ineligible for equity classification due to the anti-dilution provisions set forth therein and describe above. As such, the Warrants have been recorded as derivative liabilities at fair value on the "Derivative warrant liability" line in the condensed consolidated balance sheet as of June 30, 2016. The Warrants are classified as a current liability in the condensed consolidated balance sheet as they can be exercised by the holders at any time.
As discussed previously in Note 6, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recored in "Other income, net" in the condensed consolidated statement of operations.
The fair value of the derivative warrant liability was estimated using the following model inputs:

	Period Ended	At Issuance
	June 30, 2016	April 15, 2016
Exercise price	$0.01	$0.01
Closing stock price	$0.26	$0.37
Risk free rate	0.20%	0.21%
Expected volatility	120.0%	242.0%

Note 10 - Restructuring and Exit Costs
In March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian ("MidCon") shale area and the Tuscaloosa Marine Shale logistics business. Additionally, we closed certain yards within the Northeast and Southern divisions and transferred many of the related assets to our other operating locations, primarily in the Eagle Ford shale basin. The total costs of the restructuring recognized in 2015 were approximately $7.1 million, and included severance and termination benefits, lease exit costs, other exits costs related to the movement of vehicles and rental fleet, and an asset impairment charge.
There were no restructuring costs incurred during the six months ended June 30, 2016. We recorded $0.4 million and $1.1 million in restructuring costs during the three and six months ended June 30, 2015, which were included in "Other, net" in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2015, approximately $0.6 million, $0.1 million and $0.4 million of the total charge was recorded in the Southern, Northeast and Corporate/Other operating segments, respectively.
The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.2 million as of June 30, 2016, which is included in "Accrued liabilities" in the condensed consolidated balance sheets. A rollforward of the liability from December 31, 2015 through June 30, 2016 is as follows:

Lease Exit Costs
Balance accrued at December 31, 2015	$180
Cash payments	(24)
Balance accrued at June 30, 2016	$156

Note 11 - Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Current income tax (expense) benefit	$(750)	$(15)	$(780)	$10
Deferred income tax expense	(23)	—	(48)	(1)
Total income tax (expense) benefit	$(773)	$(15)	$(828)	$9
The effective income tax rate for the three and six months ended June 30, 2016 was 1.9% and 1.2%, which differs from the federal statutory benefit rate of 35.0%. The difference is primarily due to permanent differences, including income from the cancellation of debt which generated a cash tax liability under the alternative minimum tax ("AMT") provisions. Under the AMT provisions, the use of net operating losses ("NOLs") is limited to 90% of a taxpayer's AMT income, thus generating tax on the remaining income. Once we use our NOLs and are paying regular tax, we will receive a credit for the AMT tax paid. The AMT liability as of June 30, 2016 was $0.8 million and is included with accrued taxes in the "Accrued liabilities" line on the condensed consolidated balance sheet.
The effective income tax rate for the three and six months ended June 30, 2015 was less than 0.1%, which differs from the federal statutory rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.
We have significant deferred tax assets, consisting primarily of NOLs, which have a limited life, generally expiring between the years 2029 and 2036 and capital losses, which have a five year carryforward expiring in 2020. We regularly assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at June 30, 2016 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. Accordingly, we expect our effective income tax rate to be near zero for 2016.

Note 12 - Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
The total grants awarded during the three and six months ended June 30, 2016 and June 30, 2015 are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock option grants	—	8	—	711
Restricted stock grants	—	—	—	—
Restricted stock unit grants	—	2	1	153
Total grants under the 2009 Plan	—	10	1	864
The total stock-based compensation cost included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 and June 30, 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	$65	$106	$149	$254
Restricted stock	118	102	203	203
Restricted stock units	105	519	304	1,059
Total stock-based compensation expense	$288	$727	$656	$1,516
Note 13 - Legal Matters
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 included accruals totaling $0.5 million and $0.3 million, respectively, for various environmental matters.
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
Note 14 - Related Party and Affiliated Company Transactions
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
Cost Method Investment - Underground Solutions, Inc.
On February 18, 2016, Aegion Corporation (or "Aegion") announced the completion of the acquisition of Underground Solutions, Inc. (or "UGSI"), an entity in which we held an approximate 7% equity interest, whereby Aegion paid approximately $85.0 million to acquire UGSI. Our total proceeds will be approximately $5.2 million. In April of 2016, we received proceeds of $5.0 million, which exceeded our cost basis of approximately $3.2 million. As such during the three months ended June 30, 2016, we recognized a net gain on the sale of approximately $1.7 million, including approximately $0.1 million in costs incurred by us in the closing. The remaining $0.2 million of proceeds are pending the review of final closing working capital adjustments. We expect to receive these funds in several installments through August 2017, which would increase our net gain on sale by approximately $0.2 million.
Note 15 - Segments
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
As discussed in Note 10, in March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian (or "MidCon") shale area. As a result, revenues and costs associated with revenue generating activities of the MidCon shale area were included in the Southern division for the three months ended March 31, 2015, with minimal or no revenue activity thereafter. As a result of our restructuring in the MidCon, some remaining operating expenses for shut-down activities, as well as depreciation and amortization, were included in the Southern division during the three months ended June 30, 2015, and the three and six months ended June 30, 2016.
Financial information for our reportable segments related to continuing operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended June 30, 2016
Revenue	$18,952	$7,688	$7,338	$—	$33,978
Direct operating expenses	16,232	8,126	5,925	—	30,283
General and administrative expenses	1,695	339	973	11,197	14,204
Depreciation and amortization	7,792	3,426	3,919	69	15,206
Operating loss	(6,767)	(6,556)	(3,790)	(11,266)	(28,379)
Loss from continuing operations before income taxes	(6,818)	(6,669)	(3,825)	(22,553)	(39,865)

Six months ended June 30, 2016
Revenue	43,857	20,465	16,631	—	80,953
Direct operating expenses	35,790	19,694	13,416	—	68,900
General and administrative expenses	3,547	1,529	1,893	14,687	21,656
Depreciation and amortization	15,871	7,309	7,733	138	31,051
Operating loss	(11,351)	(10,420)	(6,722)	(14,825)	(43,318)
Loss from continuing operations before income taxes	(11,470)	(10,600)	(6,751)	(38,260)	(67,081)

As of June 30, 2016
Total assets (a)	232,531	60,696	116,536	12,175	421,938

Three months ended June 30, 2015
Revenue	47,601	27,411	17,415	—	92,427
Direct operating expenses	36,107	21,996	13,471	—	71,574
General and administrative expenses	1,322	1,021	1,219	6,135	9,697
Depreciation and amortization	8,801	4,060	5,195	240	18,296
Operating income (loss)	1,371	295	(2,468)	(6,767)	(7,569)
Income (loss) from continuing operations before income taxes	1,805	(200)	(2,628)	(19,609)	(20,632)

Six months ended June 30, 2015
Revenue	117,011	54,724	39,804	—	211,539
Direct operating expenses	84,532	43,492	31,549	—	159,573
General and administrative expenses	3,378	2,925	3,297	12,797	22,397
Depreciation and amortization	17,538	7,987	9,843	410	35,778
Operating income (loss)	11,563	197	(5,482)	(13,599)	(7,321)
Income (loss) from continuing operations before income taxes	11,902	(187)	(5,563)	(38,803)	(32,651)

As of December 31, 2015
Total assets (a)	263,871	76,472	128,482	53,794	522,619
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.

Note 16 - Discontinued Operations
Our former industrial solutions operating and reportable segment, Thermo Fluids, Inc. ("TFI"), has been classified as discontinued operations since the sale process with various prospective acquirers began in fourth quarter of 2013.
On April 11, 2015, we completed the TFI disposition with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen acquired TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments. Pursuant to the purchase agreement, $4.3 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement. Any remaining balance in the escrow account after indemnifications and completing the post-closing working capital reconciliation will be released to us 18 months following the closing date, unless both parties mutually agree to release the remaining balance prior to such date. The $4.3 million was reported as "Restricted cash" in our condensed consolidated balance sheet as of December 31, 2015.
The post-closing working capital reconciliation was completed during the three months ended June 30, 2016, and as a result we recorded an additional loss on the sale of TFI of $1.3 million, bringing the total loss on sale to $1.5 million. A total of $3.8 million was released from escrow, of which $2.5 million was returned to us and $1.3 million was paid to Safety-Kleen for the post-closing adjustment and certain indemnification claims. As of June 30, 2016, $0.4 million remained in escrow to satisfy indemnification obligations and is expected to be released to us during the three months ended December 31, 2016, if there are no further indemnification claims.

We recorded losses related to the sale of TFI of $1.3 million and $2.1 million for the three months ended June 30, 2016, and June 30, 2015, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2016, and June 30, 2015, respectively, as a component of "Loss from discontinued operations, net of income taxes" in our condensed consolidated statements of operations.
The following table provides selected financial information of discontinued operations related to TFI (and includes TFI's results through the sale on April 11, 2015):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$—	$1,603	$—	$19,100

(Loss) income from discontinued operations before income taxes	$—	$(15)	$—	$1,171
Income tax expense	—	—	—	(265)
(Loss) income from discontinued operations - before sale	$—	$(15)	$—	$906
Loss on sale of TFI	(1,290)	(2,074)	(1,235)	(2,074)
Loss from discontinued operations	$(1,290)	$(2,089)	$(1,235)	$(1,168)
Note 17 - Subsidiary Guarantors
Our obligations under the 2018 Notes and 2021 Notes are jointly and severally, fully and unconditionally guaranteed by certain of our subsidiaries. Pursuant to the terms of the Indenture, the guarantees are full and unconditional, but are subject to release under the following circumstances:

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

The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. During the three months ended December 31, 2015, Nuverra Rocky Mountain Pipeline, LLC (or "RMP") was released from all obligations including as guarantor for our debt obligations. However, because RMP's individual results are not material as there are no active contracts for new pipelines, we have not separately presented RMP as a Non-Guarantor, but rather continued to include RMP in the Guarantor Subsidiaries column. These condensed consolidating financial statements have been prepared from our financial information on the same basis of accounting as our condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$303	$—	$—	$303
Restricted cash	5,400	104	—	5,504
Accounts receivable, net	—	19,996	—	19,996
Deferred income taxes	—	—	—	—
Other current assets	3,651	6,551	—	10,202
Assets held for sale	—	2,902	—	2,902
Total current assets	9,354	29,553	—	38,907
Property, plant and equipment, net	2,483	363,839	—	366,322
Equity investments	11,552	574	(11,552)	574
Intangible assets, net	—	15,562	—	15,562
Other	400,904	79,491	(479,822)	573
Total assets	$424,293	$489,019	$(491,374)	$421,938
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$1,278	$4,895	$—	$6,173
Accrued liabilities	9,607	11,869	—	21,476
Current portion of long-term debt	48,144	8,283	—	56,427
Derivative warrant liability	6,201	—	—	6,201
Total current liabilities	65,230	25,047	—	90,277
Deferred income taxes	(32,208)	32,525	—	317
Long-term debt	386,847	7,327	—	394,174
Long-term contingent consideration	—	8,500	—	8,500
Other long-term liabilities	79,477	404,068	(479,822)	3,723
Total shareholders' deficit	(75,053)	11,552	(11,552)	(75,053)
Total liabilities and shareholders' deficit	$424,293	$489,019	$(491,374)	$421,938

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$40,660	$(1,351)	$—	$39,309
Restricted cash	4,250	—	—	4,250
Accounts receivable, net	—	42,188	—	42,188
Other current assets	2,654	6,080	—	8,734
Total current assets	47,564	46,917	—	94,481
Property, plant and equipment, net	2,609	403,579	—	406,188
Equity investments	43,542	581	(40,373)	3,750
Intangible assets, net	—	16,867	—	16,867
Other	404,620	72,137	(475,424)	1,333
Total assets	$498,335	$540,081	$(515,797)	$522,619
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$172	$6,735	$—	$6,907
Accrued liabilities	13,824	16,019	—	29,843
Current contingent consideration	—	8,628	—	8,628
Current portion of long-term debt	492,671	7,038	—	499,709
Total current liabilities	506,667	38,420	—	545,087
Deferred income taxes	(32,488)	32,758	—	270
Long-term debt	—	11,758	—	11,758
Other long-term liabilities	62,427	416,772	(475,424)	3,775
Total shareholders' deficit	(38,271)	40,373	(40,373)	(38,271)
Total liabilities and shareholders' deficit	$498,335	$540,081	$(515,797)	$522,619

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$33,978	$—	$33,978
Costs and expenses:
Direct operating expenses	—	30,283	—	30,283
General and administrative expenses	11,197	3,007	—	14,204
Depreciation and amortization	69	15,137	—	15,206
Impairment of long-lived assets	—	2,664	—	2,664
Total costs and expenses	11,266	51,091	—	62,357
Operating loss	(11,266)	(17,113)	—	(28,379)
Interest expense, net	(13,720)	(253)	—	(13,973)
Other income, net	1,023	55	—	1,078
(Loss) income from equity investments	(15,629)	(1)	17,323	1,693
Loss on extinguishment of debt	(284)	—	—	(284)
Loss from continuing operations before income taxes	(39,876)	(17,312)	17,323	(39,865)
Income tax expense	(762)	(11)	—	(773)
Loss from continuing operations	(40,638)	(17,323)	17,323	(40,638)
Loss from discontinued operations, net of income taxes	(1,290)	—	—	(1,290)
Net loss attributable to common shareholders	$(41,928)	$(17,323)	$17,323	$(41,928)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$92,427	$—	$92,427
Costs and expenses:
Direct operating expenses	—	71,574	—	71,574
General and administrative expenses	6,135	3,562	—	9,697
Depreciation and amortization	240	18,056	—	18,296
Other, net	392	37	—	429
Total costs and expenses	6,767	93,229	—	99,996
Operating loss	(6,767)	(802)	—	(7,569)
Interest expense, net	(11,831)	(621)	—	(12,452)
Other income, net	—	406	—	406
(Loss) income from equity investments	(1,027)	(6)	1,027	(6)
Loss on extinguishment of debt	(1,011)	—	—	(1,011)
Loss from continuing operations before income taxes	(20,636)	(1,023)	1,027	(20,632)
Income tax (expense) benefit	(26)	11	—	(15)
Loss from continuing operations	(20,662)	(1,012)	1,027	(20,647)
Loss from discontinued operations, net of income taxes	(2,074)	(15)	—	(2,089)
Net loss attributable to common shareholders	$(22,736)	$(1,027)	$1,027	$(22,736)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$80,953	$—	$80,953
Costs and expenses:
Direct operating expenses	—	68,900	—	68,900
General and administrative expenses	14,687	6,969	—	21,656
Depreciation and amortization	138	30,913	—	31,051
Impairment of long-lived assets	—	2,664	—	2,664
Total costs and expenses	14,825	109,446	—	124,271
Operating loss	(14,825)	(28,493)	—	(43,318)
Interest expense, net	(25,478)	(540)	—	(26,018)
Other income, net	1,023	218	—	1,241
(Loss) income from equity investments	(27,161)	(6)	28,855	1,688
Loss on extinguishment of debt	(674)	—	—	(674)
Loss from continuing operations before income taxes	(67,115)	(28,821)	28,855	(67,081)
Income tax expense	(794)	(34)	—	(828)
Loss from continuing operations	(67,909)	(28,855)	28,855	(67,909)
Loss from discontinued operations, net of income taxes	(1,235)	—	—	(1,235)
Net loss attributable to common shareholders	$(69,144)	$(28,855)	$28,855	$(69,144)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$211,539	$—	$211,539
Costs and expenses:
Direct operating expenses	—	159,573	—	159,573
General and administrative expenses	12,797	9,600	—	22,397
Depreciation and amortization	410	35,368	—	35,778
Other, net	392	720	—	1,112
Total costs and expenses	13,599	205,261	—	218,860
Operating (loss) income	(13,599)	6,278	—	(7,321)
Interest expense, net	(24,193)	(847)	—	(25,040)
Other income, net	—	748	—	748
Income (loss) from equity investments	7,055	(27)	(7,055)	(27)
Loss on extinguishment of debt	(1,011)	—	—	(1,011)
(Loss) income from continuing operations before income taxes	(31,748)	6,152	(7,055)	(32,651)
Income tax benefit (expense)	12	(3)	—	9
(Loss) income from continuing operations	(31,736)	6,149	(7,055)	(32,642)
(Loss) income from discontinued operations, net of income taxes	(2,074)	906	—	(1,168)
Net (loss) income attributable to common shareholders	$(33,810)	$7,055	$(7,055)	$(33,810)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(13,529)	$935	$(12,594)
Net cash used in operating activities from discontinued operations	—	—	—
Net cash (used in) provided by operating activities	(13,529)	935	(12,594)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	25	5,970	5,995
Purchase of property, plant and equipment	—	(2,133)	(2,133)
Proceeds from the sale of UGSI	4,979	—	4,979
Change in restricted cash	(1,150)	(104)	(1,254)
Net cash provided by investing activities from continuing operations	3,854	3,733	7,587
Net cash used in investing activities from discontinued operations	—	—	—
Net cash provided by investing activities	3,854	3,733	7,587
Cash flows from financing activities:
Proceeds from revolving credit facility	76,979	—	76,979
Payments on revolving credit facility	(130,667)	—	(130,667)
Proceeds from term loan	24,000	—	24,000
Payments for deferred financing costs	(985)	—	(985)
Payments on vehicle financing and other financing activities	(9)	(3,317)	(3,326)
Net cash used in financing activities from continuing operations	(30,682)	(3,317)	(33,999)
Net cash used in financing activities from discontinued operations	—	—	—
Net cash used in financing activities	(30,682)	(3,317)	(33,999)
Net (decrease) increase in cash	(40,357)	1,351	(39,006)
Cash and cash equivalents - beginning of period	40,660	(1,351)	39,309
Cash and cash equivalents - end of period	303	—	303
Less: cash and cash equivalents of discontinued operations - end of period	—	—	—
Cash and cash equivalents of continuing operations - end of period	$303	$—	$303

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$26,605	$15,731	$42,336
Net cash used in operating activities from discontinued operations	—	(708)	(708)
Net cash provided by operating activities	26,605	15,023	41,628
Cash flows from investing activities:
Proceeds from TFI sale	78,897	—	78,897
Proceeds from the sale of property and equipment	255	3,193	3,448
Purchase of property, plant and equipment	—	(10,807)	(10,807)
Change in restricted cash	(4,250)	—	(4,250)
Net cash provided by (used in) investing activities from continuing operations	74,902	(7,614)	67,288
Net cash used in investing activities from discontinued operations	—	(181)	(181)
Net cash provided by (used in) investing activities	74,902	(7,795)	67,107
Cash flows from financing activities:
Payments on revolving credit facility	(81,647)	—	(81,647)
Payments on vehicle financing and other financing activities	(134)	(7,631)	(7,765)
Net cash used in financing activities from continuing operations	(81,781)	(7,631)	(89,412)
Net cash used in financing activities from discontinued operations	—	(105)	(105)
Net cash used in financing activities	(81,781)	(7,736)	(89,517)
Net increase (decrease) in cash	19,726	(508)	19,218
Cash and cash equivalents - beginning of period	13,801	1,615	15,416
Cash and cash equivalents - end of period	33,527	1,107	34,634
Less: cash and cash equivalents of discontinued operations - end of period	—	—	—
Cash and cash equivalents of continuing operations - end of period	$33,527	$1,107	$34,634
Note 18 - Subsequent Events Related to Restructuring

Rights Offering

As part of the Restructuring, we plan to pursue an equity rights offering (the “Rights Offering”) in the second half of 2016, in which all holders of our common stock will be granted the right to participate. Each shareholder who participates in the Rights Offering will have the right to subscribe for a pro-rata share of $5.0 million of common stock exercisable at a 20% discount to the Conversion Price (or $0.256). Mr. Johnsrud has agreed to backstop the Rights Offering by committing to purchase rights that are not exercised by other shareholders in order to ensure that the Company receives the additional liquidity, in exchange for a backstop fee of 5% payable in the form of additional common stock issued at $0.32 per share. On April 15, 2016, the Company and Mr. Johnsrud entered into an Escrow Agreement, pursuant to which Mr. Johnsrud deposited $5.0 million for the purpose of securing Mr. Johnsrud’s backstop obligations under the Rights Offering. The $5.0 million in escrow is included in "Restricted cash" with a corresponding liability recorded in "Accrued liabilities" on the condensed consolidated balance sheet as of June 30, 2016.

On July 29, 2016, the Company and Mr. Johnsrud entered into an amendment to the Escrow Agreement, pursuant to which the Company and Mr. Johnsrud agreed to an irrevocable early release of the $5.0 million in escrow securing the backstop obligation, which was used to pay down the ABL Facility. In exchange for the release of the $5.0 million, we deposited into an escrow account 20,312,500 shares of our common stock, which represents shares underlying the subscription rights to be distributed in the Rights Offering and the shares to be provided to Mr. Johnsrud for the backstop fee. The shares in the escrow account will be released to Mr. Johnsrud upon the consummation of the Rights Offering or the occurrence of other specified events, including failure to consummate the Rights Offering. Upon consummation of the Rights Offering, the shares of common stock released to Mr. Johnsrud from escrow will be reduced by the aggregate number of shares subscribed for in the Rights Offering and the corresponding number of shares of common stock underlying the backstop fee payable to Mr. Johnsrud. Any shares not distributed from escrow to Mr. Johnsrud will be returned to the Company. In addition, Mr. Johnsrud will receive the aggregate amount of gross proceeds raised, if any, from subscribing shareholders in the Rights Offering to offset the early release of his backstop obligation from escrow. The Escrow Shares will be deemed voted for and against any matters submitted to our shareholders in the same proportion as the vote of the common stock of the Company on any such matter.

ABL Facility Amendment

On August 5, 2016, we entered into a Ninth Amendment (the "Ninth Amendment") to the ABL Facility by and among the Agent, the Lenders, and the Company. The Ninth Amendment amended the ABL Facility by removing the requirement to consummate the Rights Offering by a date certain, and required us to remit to Agent by August 5, 2016 the $5.0 million deposited into escrow by Mr. Johnsrud. In connection with the amendment to the Escrow Agreement discussed above, the $5.0 million backstop obligation was released from escrow and irrevocably funded to us and we timely remitted such funds to the Agent in order to comply with the Ninth Amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included herein on page 48 and in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.
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

As a result of our historical acquisition activity to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide, we have accumulated a large level of indebtedness. Due to the continued decline in oil and natural gas prices, and the resulting decrease in drilling and completion activities, there is less demand for our services. The decrease in demand for our services, which we expect to continue throughout the second half of 2016, impacts our overall liquidity and our ability to generate sufficient cash to meet our debt obligations and operating needs. Additionally, if the decrease in demand for our services continues for a prolonged period of time, or if we make downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.

In response to our financial results and concerns about long-term liquidity, we have executed a restructuring of our indebtedness, intended to improve liquidity, defer cash interest expense, and preserve value for holders of our common stock. See Note 8 and Note 18 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our restructuring transactions.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices over the past several years have resulted in dramatically reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs, as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. The oil and "wet" gas basins such as the Eagle Ford, Permian Basin, Utica and Bakken shale areas experienced a dramatic decline in oil prices that began in the fourth quarter of 2014, which substantially reduced drilling and completion activity in these areas since that time. We continued to see decreased activity levels in the six months ended June 30, 2016, and anticipate that the decrease in demand for our services will continue throughout the remainder of 2016.

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

The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue - from predominantly oil shale areas (a)	$21,304	$63,811	$49,773	$151,248
Revenue - from predominantly gas shale areas (b)	12,674	28,616	31,180	60,291
Total revenue	$33,978	$92,427	$80,953	$211,539

Loss from continuing operations before income taxes	$(39,865)	$(20,632)	(67,081)	(32,651)
Loss from continuing operations	(40,638)	(20,647)	(67,909)	(32,642)
EBITDA (c, d)	(10,686)	10,116	(10,012)	28,167
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

(c)
Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (or “GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources - EBITDA”.

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
For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs, “Risk Factors — Risks Related to Our Company” in Part I, Item 1A of our 2015 Annual Report on Form 10-K, and the Risk Factors identified on page 48 herein.

Results of Operations
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	June 30,		June 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 vs 2015
Non-rental revenue	$31,369	$85,530	92.3%	92.5%	$(54,161)	(63.3)%
Rental revenue	2,609	6,897	7.7%	7.5%	(4,288)	(62.2)%
Total revenue	33,978	92,427	100.0%	100.0%	(58,449)	(63.2)%
Costs and expenses:
Direct operating expenses	30,283	71,574	89.1%	77.4%	(41,291)	(57.7)%
General and administrative expenses	14,204	9,697	41.8%	10.5%	4,507	46.5%
Depreciation and amortization	15,206	18,296	44.8%	19.8%	(3,090)	(16.9)%
Impairment of long-lived assets	2,664	—	7.8%	—%	2,664	100.0%
Other, net	—	429	—%	0.5%	(429)	(100.0)%
Total costs and expenses	62,357	99,996	183.5%	108.2%	(37,639)	(37.6)%
Operating loss	(28,379)	(7,569)	(83.5)%	(8.2)%	(20,810)	274.9%
Interest expense, net	(13,973)	(12,452)	(41.1)%	(13.5)%	(1,521)	12.2%
Other income, net	2,771	400	8.2%	0.4%	2,371	592.8%
Loss on extinguishment of debt	(284)	(1,011)	(0.8)%	(1.1)%	727	(71.9)%
Loss from continuing operations before income taxes	(39,865)	(20,632)	(117.3)%	(22.3)%	(19,233)	93.2%
Income tax expense	(773)	(15)	(2.3)%	—%	(758)	5,053.3%
Loss from continuing operations	(40,638)	(20,647)	(119.6)%	(22.3)%	(19,991)	96.8%
Loss from discontinued operations, net of income taxes	(1,290)	(2,089)	(3.8)%	(2.3)%	799	(38.2)%
Net loss attributable to common shareholders	$(41,928)	$(22,736)	(123.4)%	(24.6)%	$(19,192)	84.4%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets, and/or through water midstream assets owned by us, to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended June 30, 2016 was $31.4 million, down $54.2 million, or 63.3%, from $85.5 million in the prior year period. Lower drilling and completion activities in all divisions, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in the prior year. The primary driver of the decreased demand was a 53% decline in average operating oil rigs from those operating in the same period in the prior year.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended June 30, 2016 was $2.6 million, down $4.3 million, or 62.2%, from $6.9 million in the prior year period. The decrease was the result of lower utilization of our equipment rental fleet in conjunction with the reduction in drilling and completion activities due to depressed oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2016 decreased $41.3 million to $30.3 million compared to the prior year period. The decrease in direct operating expenses is attributable to lower revenues as a result of decreased activities, as well as our continued focus on our cost-management initiatives implemented during 2015. Additionally, direct operating expenses during the three months ended June 30, 2016 and June 30, 2015 included a loss on the sale of assets of $1.8 million and a gain on the sale of assets of $0.7 million, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2016 amounted to $14.2 million, an increase of $4.5 million from $9.7 million in the prior year period. The increase is primarily driven by legal and professional fees of $8.4 million incurred in connection with the restructuring of our indebtedness, partially offset by lower compensation and benefit expenses as a result of headcount reductions in response to the decrease in drilling and completion activities.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2016 was $15.2 million, down $3.1 million, or 16.9%, from $18.3 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending and sold underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers.
Impairment of long-lived assets
During the three months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land. These assets qualified to be classified as assets-held-for-sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $2.7 million for the three months ended June 30, 2016. There were no impairment charges for long-lived assets recorded during the three months ended June 30, 2015.
Other, net
We recorded charges of approximately $0.4 million in the six months ended June 30, 2015 related to our plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian (or "MidCon") shale area and the Tuscaloosa Marine Shale logistics business. There were no similar costs incurred during the three months ended June 30, 2016.
Interest Expense, net
Interest expense, net during the three months ended June 30, 2016 was $14.0 million, up $1.5 million or 12.2% from $12.5 million in the prior year period. The increase in interest expense compared to the prior year period is primarily attributable to the restructuring of our indebtedness during the three months ended June 30, 2016. As part of this plan, a portion of our 2018 Notes were exchanged for new 2021 Notes whereby the interest due on October 15, 2016 is payable in kind at an annual rate of 12.5%. Additionally, we entered into a new $24.0 million Term Loan with interest payable in kind at 13% compounded monthly. (See Note 8 and 18 in the Notes the Condensed Consolidated Financial Statements for further details and discussions surrounding our debt restructuring.)
Other Income, net
Other income, net was $2.8 million for the three months ended June 30, 2016 compared to $0.4 million in the prior year period. The increase is primarily attributable to the gain on the sale of Underground Solutions, Inc. ("UGSI") of $1.7 million during the three months ended June 30, 2016 (see Note 14 in the Notes to the Condensed Consolidated Financial Statements). Additionally, we recorded a $1.0 million gain associated with the change in fair value of the derivative warrant liability. In connection with our debt restructuring, during the three months ended June 30, 2016 we issued warrants with derivative features. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in "Other income, net." (See Note 6, Note 8, and Note 9 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.)
Loss on extinguishment of debt
During the three months ended June 30, 2016, we amended our ABL Facility which reduced the maximum revolver commitment from $100.0 million to $85.0 million and changed the scheduled maturity date to December 31, 2016. As a result of the decrease in the borrowing capacity, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.3 million. (See "Liquidity and Capital Resources - ABL Facility Amendments" later in this section for further discussion on the amendment.)

Income Taxes
Income tax expense was $0.8 million in the three months ended June 30, 2016, compared to $15.0 thousand in the prior year period. The primary item impacting income taxes for the three-month period ended June 30, 2016 was the permanent differences, which includes income from the cancellation of debt which generated a cash tax liability under the alternative minimum tax ("AMT") provisions. Under the AMT provisions, the use of net operating losses ("NOLs") is limited to 90% of a taxpayer's AMT income, thus generating tax on the remaining income. Once use our NOLs and are paying regular tax, we will receive a credit for the AMT tax paid.
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
In light of our continued ordinary losses, at June 30, 2016 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. Accordingly, we expect our effective income tax rate to be near zero for 2016.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Six Months Ended		Percent of Revenue
	June 30,		June 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
Non-rental revenue	$75,395	$192,540	93.1%	91.0%	$(117,145)	(60.8)%
Rental revenue	5,558	18,999	6.9%	9.0%	(13,441)	(70.7)%
Total revenue	80,953	211,539	100.0%	100.0%	(130,586)	(61.7)%
Costs and expenses:
Direct operating expenses	68,900	159,573	85.1%	75.4%	(90,673)	(56.8)%
General and administrative expenses	21,656	22,397	26.8%	10.6%	(741)	(3.3)%
Depreciation and amortization	31,051	35,778	38.4%	16.9%	(4,727)	(13.2)%
Impairment of long-lived assets	2,664	—	3.3%	—%	2,664	100.0%
Other, net	—	1,112	—%	0.5%	(1,112)	(100.0)%
Total costs and expenses	124,271	218,860	153.5%	103.5%	(94,589)	(43.2)%
Operating loss	(43,318)	(7,321)	(53.5)%	(3.5)%	(35,997)	491.7%
Interest expense, net	(26,018)	(25,040)	(32.1)%	(11.8)%	(978)	3.9%
Other income, net	2,929	721	3.6%	0.3%	2,208	306.2%
Loss on extinguishment of debt	(674)	(1,011)	(0.8)%	(0.5)%	337	(33.3)%
Loss from continuing operations before income taxes	(67,081)	(32,651)	(82.9)%	(15.4)%	(34,430)	105.4%
Income tax (expense) benefit	(828)	9	(1.0)%	—%	(837)	(9,300.0)%
Loss from continuing operations	(67,909)	(32,642)	(83.9)%	(15.4)%	(35,267)	108.0%
Loss from discontinued operations, net of income taxes	(1,235)	(1,168)	(1.5)%	(0.6)%	(67)	5.7%
Net loss attributable to common shareholders	$(69,144)	$(33,810)	(85.4)%	(16.0)%	$(35,334)	104.5%

Non-Rental Revenue
Non-rental revenue for the six months ended June 30, 2016 was $75.4 million, down $117.1 million, or 60.8% from $192.5 million in the prior year period. Lower drilling and completion activities in all divisions, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in the prior year. The primary driver of the decreased demand was a 58% decline in average operating oil rigs from those operating in the same period in the prior year.
Rental Revenue
Rental revenue for the six months ended June 30, 2016 was $5.6 million, down $13.4 million, or 70.7%, from $19.0 million in the prior year period. Similar to the three month comparative periods, the decrease was the result of lower utilization of our equipment rental fleet, in conjunction with the reduction in drilling and completion activities due to depressed oil prices.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2016 were $68.9 million, compared to $159.6 million in the prior year period. The decrease in direct operating expenses is attributable to lower revenues as a result of decreased activities, as well as our continued focus on our cost-management initiatives implemented during 2015. Additionally, direct operating expenses during the six months ended June 30, 2016 and June 30, 2015 included a loss on the sale of assets of $0.7 million and a gain on the sale of assets of $1.3 million, respectively.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2016 amounted to $21.7 million, down $0.7 million from $22.4 million in the prior year period. The decrease in general and administrative expenses during the six months ended June 30, 2016 is primarily attributable to lower compensation and benefit expenses as a result of headcount reductions in response to the decrease in drilling and completion activities, offset by $8.4 million in legal and professional fees incurred in connection with the restructuring of our indebtedness.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2016 was $31.1 million, down approximately $4.7 million from $35.8 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending and sold underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers.
Impairment of long-lived assets
During the six months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land. These assets qualified to be classified as assets-held-for-sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $2.7 million for the six months ended June 30, 2016. There were no impairment charges for long-lived assets recorded during the six months ended June 30, 2015.
Other, net
We recorded charges of approximately $1.1 million in the six months ended June 30, 2015 related to our plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area and the Tuscaloosa Marine Shale logistics business. There were no similar costs incurred during the six months ended June 30, 2016.
Interest Expense, net
Interest expense, net during the six months ended June 30, 2016 was $26.0 million, or $1.0 million higher than the $25.0 million in the prior year period. The increase is primarily due to the restructuring of our indebtedness during the three months ended June 30, 2016. As part of this plan, a portion of our 2018 Notes were exchanged for new 2021 Notes whereby the interest due on October 15, 2016 is payable in kind at an annual rate of 12.5%. Additionally, we entered into a new $24.0 million Term Loan with interest payable in kind at 13% compounded monthly. (See Note 8 and 18 in the Notes the Condensed Consolidated Financial Statements for further details and discussions surrounding our debt restructuring.)
Other Income, net
Other income, net was $2.9 million for the six months ended June 30, 2016, up $2.2 million compared to $0.7 million in the prior year period. The increase is primarily attributable to the gain on the sale of UGSI of $1.7 million during the three months ended June 30, 2016 (see Note 14 in the Notes to the Condensed Consolidated Financial Statements). Additionally, we

recorded a $1.0 million gain associated with the change in fair value of the derivative warrant liability. In connection with our debt restructuring, during the three months ended June 30, 2016 we issued warrants with derivative features. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in "Other income, net." (See Note 6, Note 8, and Note 9 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.)
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.7 million for the six months ended June 30, 2016 compared to $1.0 million in the prior year period. During the six months ended June 30, 2016, we executed two amendments to our ABL Facility, and as a result, we collectively wrote off $0.7 million million of unamortized deferred financing costs associated with the ABL Facility. See "Liquidity and Capital Resources - ABL Facility Amendments" later in this section for further discussion on the amendments. During the six months ended June 30, 2015, in connection with the closing of the Thermo Fluids, Inc (or "TFI") disposition in April 2015, we amended our ABL Facility and wrote off a portion of the unamortized deferred financing costs associated with the ABL Facility of $1.0 million.
Income Taxes
The income tax expense for the six months ended June 30, 2016 was $0.8 million compared to a benefit of $9.0 thousand in the prior year period. The primary items impacting income taxes for the six month period ended June 30, 2016 were permanent differences, which includes income from the cancellation of debt which generated a cash tax liability under the alternative minimum tax ("AMT") provisions. Under the AMT provisions, the use of net operating losses ("NOLs") is limited to 90% of a taxpayer's AMT income, thus generating tax on the remaining income. Once use our NOLs and are paying regular tax, we will receive a credit for the AMT tax paid.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital is from borrowings available under our ABL Facility, with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital for 2016 have included cash generated by our operations, restructuring transactions, asset sales and borrowings under our ABL Facility to the extent our borrowing base and financial covenants permit such borrowings. Additional sources of cash for the second half of 2016 may include additional asset sales, sale/leaseback transactions, additional debt or equity financing and reductions in our operating costs.
We have incurred operating losses of $40.6 million and $67.9 million for the three and six months ended June 30, 2016, respectively, and operating losses of $20.6 million and $32.6 million for the three and six months ended June 30, 2015, respectively. Cash used in operating activities was $12.6 million for the six months ended June 30, 2016. At June 30, 2016, we had cash and cash equivalents of $0.3 million, and $12.6 million of net availability under the ABL Facility.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, we had an accumulated deficit at June 30, 2016, and a net loss for the six months ended June 30, 2016 and 2015. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. While we have executed a comprehensive strategy to restructure our indebtedness, improve liquidity and reduce costs, including cash interest expense, to sustain operations through the prolonged depression in oil and natural gas prices and the corresponding impact on our business operations, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to generate sufficient liquidity to meet our obligations and operating needs. While we were, and remain, in compliance with our existing debt arrangements, we recognize that absent an improvement in oil prices, it is likely that we will not have enough liquidity, including cash on hand, to service our debt, operations, and pay-down debt to avoid covenant violations. Failure to comply with any of our debt obligations, or obtain waivers thereof, may cause us to seek relief under the United States Bankruptcy Code. See Note 8 and Note 18 in the Notes to the Condensed Consolidated Financial Statements for details on management's debt restructuring in 2016.

Given the current macro environment and depressed oil and natural gas prices, we anticipate lower revenues and reductions in costs from operations to continue through the second half of 2016. We used cash on hand and liquidity from our restructuring transactions to repay a portion of our ABL Facility in order to maintain compliance with our ABL Facility financial covenants and to cover the deterioration to our ABL Facility borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. If there is further deterioration to our ABL Facility borrowing base, in the event our cash on hand is not adequate to cover any shortfall, we would be required to seek alternate sources of debt at higher rates of interest, and such debt may not be available to us. See Note 8 and Note 18 in the Notes to the Condensed Consolidated Financial Statements for details on management's debt restructuring in 2016.

In addition, our ABL Facility contains a covenant requiring us to refinance the ABL Facility in full on or before September 30, 2016. There can be no assurances that we will be able to refinance the ABL Facility by September 30, 2016, that such refinancing will be available on attractive or acceptable terms, or that such refinancing would provide us with sufficient liquidity to service our debt obligations and operations through the prolonged decline in oil and natural gas prices. In the event we are unable to refinance our ABL Facility, or refinance on terms attractive or acceptable to us, it is likely we would not have sufficient liquidity to service our debt obligations and operations. This would likely cause us to seek relief under the United States Bankruptcy Code. See Note 8 in the Notes to the Condensed Consolidated Financial Statements for details on our ABL Facility refinancing covenant.

The following table summarizes our sources and uses of cash from continuing operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
Net cash (used in) provided by continuing operations:	2016	2015
Operating activities	$(12,594)	42,336
Investing activities	7,587	67,288
Financing activities	(33,999)	(89,412)
Net (decrease) increase in cash and cash equivalents from continuing operations	$(39,006)	$20,212
As of June 30, 2016, we had cash and cash equivalents of $0.3 million, a decrease of $39.0 million from December 31, 2015. The primary reason for the decrease in cash and cash equivalents is due to net repayments of $53.7 million on our ABL Facility and the execution of an amendment to our guaranty and security agreement related to our ABL Facility in March 2016, which is described in further detail later in this section under "ABL Facility Amendments." This amendment implemented a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. We had an ending balance of $0.1 million in our collection lockbox and certain depository accounts on June 30, 2016, which we have classified as "Restricted cash" on the condensed consolidated balance sheet as this cash is not available for operations and was subsequently swept by the lender on July 1, 2016. The amendment also requires the segregation of all receipts and disbursements in separate bank accounts and limits the end of day balance in our operating bank account to an amount not to exceed $1.0 million.
Operating Activities
Net cash used in operating activities was $12.6 million for the six months ended June 30, 2016. The net loss from continuing operations, after adjustments for non-cash items, used cash of $32.0 million, compared to cash provided of $6.9 million in the corresponding 2015 period. Changes in operating assets and liabilities provided $19.4 million in cash primarily due to a decrease in accounts receivable as a result of lower activity levels and billings in the current year, offset by an increase in other current assets. The non-cash items and other adjustments included $31.1 million of depreciation and amortization of intangible assets, amortization of debt issuance costs of $2.6 million, a long-lived asset impairment charge of $2.7 million, write off of deferred financing costs of $0.7 million, stock-based compensation of $0.7 million, and a $0.7 million loss on disposal of property, plant and equipment, partially offset by a $1.7 million gain on the sale of UGSI and a $1.0 million gain resulting from the change in the fair value of the derivative warrant liability.
Net cash provided by operating activities was $42.3 million for the six months ended June 30, 2015. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $6.9 million. Changes in operating assets and liabilities provided $35.4 million primarily due to a decrease in accounts receivable as a result of increased efforts on collections which was partially offset by a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses and other receivables. The non-cash items and other adjustments included $35.8 million of depreciation and amortization of intangible assets, amortization of debt issuance costs of $2.4 million, stock-based compensation of $1.5 million and write off of deferred financing costs of $1.0 million, partially offset by a $1.3 million gain on disposal of property, plant and equipment.

Investing Activities
Net cash provided by investing activities was $7.6 million for the six months ended June 30, 2016, which primarily consisted of $6.0 million of proceeds from the sale of property, plant and equipment and $5.0 million in proceeds from the sale of UGSI, partially offset by $2.1 million of purchases of property, plant and equipment and a $1.3 million increase in restricted cash. The increase in restricted cash during the six months ended June 30, 2016 is a result of the $5.0 million deposited in escrow for the purpose of securing the backstop obligations under the Rights Offering for Mark D. Johnsrud, our Chairman of the Board and Chief Executive Officer, offset by the release of funds from escrow as a result of the completion of the post-closing working capital reconciliation related to the sale of TFI.
Net cash provided by investing activities was $67.3 million for the six months ended June 30, 2015 and consisted primarily of $78.9 million of proceeds from the sale of TFI and $3.4 million of proceeds from the sale of property, plant and equipment, partially offset by $10.8 million of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $34.0 million for the six months ended June 30, 2016 and was primarily comprised of $53.7 million of net repayments under ABL Facility and $3.3 million of payments on vehicle financing and other financing activities, offset by $24.0 million in proceeds from the issuance of the new Term Loan.
Net cash used by financing activities was $89.4 million for the six months ended June 30, 2015 and consisted of $81.6 million of payments under our ABL Facility and $7.8 million of payments on vehicle financing and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Due to the difficult 2016 macro environment and the corresponding impact of depressed oil and natural gas prices, we have sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures (related to continuing operations) for the six months ended June 30, 2016 totaled $2.1 million compared to $10.8 million for the six months ended June 30, 2015. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $6.0 million and $3.4 million in the six months ended June 30, 2016 and 2015, respectively. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited above. Such equipment additions under capital leases totaled approximately $2.9 million for the six months ended June 30, 2015. We had no new equipment additions under capital leases in the six months ended June 30, 2016. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2016 are expected to be financed through cash flow from operations, borrowings under existing or new credit facilities if available, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures. As of June 30, 2016, we had $464.6 million of indebtedness outstanding, consisting of $40.4 million of 2018 Notes, $335.7 million of 2021 Notes, $24.7 million under a Term Loan, $48.1 million under the ABL Facility, and $15.6 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS.
Exchange Offer
On March 11, 2016, we entered into a Restructuring Support Agreement with holders of more than 80% of the 2018 Notes relating to a debt restructuring and recapitalization plan (the “Restructuring”), subject to the satisfaction of certain closing conditions including shareholder approval of an amendment to our Amended and Restated Certificate of Incorporation, as amended, and minimum noteholder participation. On April 15, 2016, we closed our exchange offer (the “Exchange Offer”) relating to our 2018 Notes as part of the comprehensive restructuring of our outstanding indebtedness pursuant to the Restructuring Support Agreement.

Pursuant to the Exchange Offer, we offered to exchange our 2021 Notes and shares of our common stock at a conversion price per share of $0.32 (the “Conversion Price”) for any and all of our 2018 Notes validly tendered and not properly withdrawn at or prior to the expiration date, with the exception of approximately $31.4 million in principal 2018 Notes owned by an entity controlled by Mark D. Johnsrud, our Chairman of the Board and Chief Executive Officer. We settled the Exchange Offer on April 15, 2016 by delivering to tendering holders of the 2018 Notes (i) $327.2 million in aggregate principal amount of the new 2021 Notes to those tendering holders electing to exchange for 2021 Notes and $0.9 million in shares of common stock converted at the Conversion Price to those tendering holders electing to exchange for common stock and (ii) a pro rata share (based on the aggregate principal amount of the 2018 Notes validly tendered) of penny warrants sufficient to purchase 10% of shares of our common stock (the "Exchange Warrants"). In addition, $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud were canceled upon closing of the Exchange Offer, and converted to shares of our common stock on May 26, 2016 at the Conversion Price, following shareholder approval at the May 20, 2016 Special Meeting of Shareholders to approve an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock, par value $0.001 per share, from 50 million to 350 million (the "Johnsrud Note Conversion"). As a result of the exchange, a total of 101,071,875 shares of common stock were issued, with 2,837,500 to tendering holders electing to exchange their 2018 Notes for common stock, and 98,234,375 for the Johnsrud Note Conversion.

The exchange of the $327.2 million in principal 2018 Notes for new 2021 Notes was accounted for as a debt modification, and all third party expenses related to the exchange were expensed to "General and administrative expenses" in the condensed consolidated statement of operations for the three months ended June 30, 2016. The exchange of the $0.9 million in principal 2018 Notes for common stock was accounted for as a debt extinguishment, which generated an immaterial loss on extinguishment recorded in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended June 30, 2016. Finally, the exchange of $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud for common stock was accounted as a capital transaction as Mr. Johnsrud is a related party, with the loss on extinguishment recorded in "Additional paid-in-capital" on the condensed consolidated balance sheet as of June 30, 2016. The Warrants issued in connection with the Exchange Offer are discussed in further detail in Note 9 on "Derivative Warrants."

In connection with the issuance of the new 2021 Notes, we entered into a new Indenture that governs the terms of the new 2021 Notes, dated as of April 15, 2016, between the Company, Wilmington Savings Fund Society, FSB, as Trustee, and the Guarantors party thereto. Pursuant to the new Indenture, the 2021 Notes will mature on April 15, 2021. Interest will be paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 will be paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity. As a result, our annual cash interest payment obligations have been reduced by approximately $17.8 million for the remainder of 2016, $17.9 million for 2017 and $8.6 million through April 15, 2018. Interest on the 2021 Notes accrues from the most recent date interest has been paid, or if no interest has been paid, from and including the issue date. The 2021 Notes are secured by junior liens on the same collateral as our ABL Facility and rank equal in right of payment to all senior indebtedness and senior to all subordinated indebtedness of the Company. The 2021 Notes are guaranteed by our subsidiaries.

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

Term Loan

Concurrent to the Exchange Offer we entered into a $24.0 million Term Loan funded by certain holders of the 2018 Notes that were also parties to the Restructuring Support Agreement. The Term Loan accrues interest at a rate of 13% compounded monthly to be paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest is due April 15, 2018. The Term Loan is subject to a minimum EBITDA covenant that is identical in all respects to the minimum EBITDA covenant applicable to the ABL Facility. To the extent actual EBITDA (as defined by the Term Loan) falls short of the minimum EBITDA targets, the Term Loan accrues interest at rate of 17%. The Term Loan is secured by junior liens on the same collateral as our ABL Facility and guaranteed by our subsidiaries. In connection with the Term Loan, we entered into a warrant agreement with the lenders under the Term Loan, pursuant to which, as a commitment fee for entering into the Term Loan, the lenders received warrants to purchase up to 5% of our then-outstanding stock at an exercise price of $0.01 per share (the "Term Loan Warrants").

The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion, and the Rights Offering. The Warrants are discussed in greater detail in Note 9 on "Derivative Warrants" and the Rights Offering is discussed in Note 18 on "Subsequent Events Related to Restructuring - Rights Offering."

Proceeds from the Term Loan were applied to pay down a portion of the outstanding balance of the ABL Facility and were reborrowed by us to fund the scheduled interest payment on the 2018 Notes and pay related transaction fees and expenses.

On June 30, 2016, we entered into a First Amendment to Term Loan Credit Agreement (the “Term Loan Agreement Amendment”) by and among the Required Lenders (as defined therein) and the Company, which amends the Term Loan Credit Agreement, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB, as administrative agent (the “Agent”), the lenders party thereto (the “Lenders”), and the Company, as borrower (the “Term Loan Agreement”).

The Term Loan Agreement Amendment amends the Term Loan Agreement by amending the minimum EBITDA financial maintenance covenant to conform to the revised minimum EBITDA financial maintenance covenant provided by the Eighth Amendment to Amended and Restated Credit Agreement (discussed below) through December 31, 2016, modifying the applicable periods for measurement and reducing the applicable amounts required to be achieved for each period. In connection with the Term Loan Agreement Amendment, we paid a non-refundable amendment fee in the amount of $0.1 million to the Lenders, pro-rata to their respective commitment amount under the Term Loan Agreement, which was capitalized as deferred financing costs during the three months ended June 30, 2016.

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
On March 24, 2016, in connection with the Restructuring Support Agreement to implement the Restructuring, we entered into a Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth ABL Facility Amendment”) by and among the Agent, the Lenders and the Company. Among other terms and conditions, the Sixth ABL Facility Amendment amended the ABL Facility as follows:

•	Reduced the maximum revolver commitments from $125.0 million to $100.0 million;

•	Replaced the leverage ratio financial maintenance covenant with a new minimum EBITDA financial maintenance covenant that will be tested monthly;

•
Amended the definition of “EBITDA” for purposes of the financial maintenance covenant to provide allowances for certain unusual or non-recurring fees, costs and expenses, with testing monthly beginning in April 2016;

•
Amended the definition of “Borrowing Base” (i) to set the eligible equipment advance rates based on net book value at 60% and on Net Orderly Liquidation Value (as defined in the ABL Facility) at 80% and (ii) to cap Borrowing Base availability attributable to eligible equipment at 75%;

•	Increased the default rate upon the occurrence and continuation of an event of default from 2% to 4%;

•	Increased the applicable margin on LIBOR Rate and Base Rate Loans (each as defined in the ABL Facility) and the unused line fee;

•	Eliminated our ability to voluntarily reduce the commitments without termination of the ABL Facility;

•	Requires us to apply proceeds from the Restructuring transactions and related agreements to pay down the ABL Facility;

•
Amended the definition of “Permitted Disposition” to permit the sale of our equity investment in Underground Solutions, Inc., discussed further in Note 14, and to expand the permitted disposition general basket (which excludes the sale of machinery and equipment in the ordinary course of business) from $5.0 million to $7.5 million;

•
Applies a Permitted Disposition Reserve of 50% against our availability for net cash proceeds in excess of $7.5 million made on or after March 10, 2016 for sales specifically related to the Permitted Disposition general basket; and

•	Amended certain definitions in connection with the Restructuring transactions, including “Change of Control”, “Permitted Indebtedness”, and “Permitted Liens”.

In addition, we agreed to certain make-whole fees that would be payable to the Lenders upon early termination of the ABL Facility as a result of acceleration, bankruptcy or otherwise, unless amounts outstanding under the ABL Facility are paid in full. In connection with the Sixth ABL Facility Amendment we incurred amendment fees of approximately $0.6 million which were capitalized as deferred financing costs during the three months ended March 31, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.4 million which are included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the six months ended June 30, 2016.

On April 15, 2016, we entered into a Seventh Amendment to Amended and Restated Credit Agreement, dated April 15, 2016 (the “Seventh ABL Facility Amendment”), by and among the Agent, the Lenders and the Company to make conforming amendments in connection with the Restructuring transactions. Among other terms and conditions, the Seventh Amendment amends the ABL Facility to: (i) require that the we apply excess proceeds from asset sales to pay down the ABL Facility; (ii) prohibit us from optionally prepaying or acquiring other indebtedness, making any payment on subordinated indebtedness, or amending certain agreements and documents; and (iii) amend certain definitions in the ABL Facility.

On June 29, 2016, we entered into an Eighth Amendment to Amended and Restated Credit Agreement (the “Eighth ABL Facility Amendment”) by and among the Agent, the Lenders, and the Company, which further amends our ABL Facility. Among other terms and conditions, the Eighth ABL Facility Amendment amended the ABL Facility as follows:

•	Reduced the maximum revolver commitments from $100.0 million to $85.0 million;

•	Amended the minimum EBITDA financial maintenance covenant, modifying the applicable periods for measurement and reducing the applicable amounts required to be achieved for each period;

•	Changed the scheduled maturity date of the ABL Facility from January 15, 2018 to December 31, 2016;

•	Added a covenant requiring us to refinance the ABL Facility in full on or before September 30, 2016;

•
Requires us to consummate a rights offering on or before July 29, 2016, which was subsequently waived by the Lenders on August 5, 2016, and to apply the proceeds from the rights offering to pay down the ABL Facility, which must equal $5.0 million (with any shortfall to be covered by the backstop obligation funds previously placed in escrow by Mark D. Johnsrud, the Company’s Chairman and Chief Executive Officer) - (see Note 18 for further updates and details on the Rights Offering);

•	Replaced the minimum fixed charge coverage ratio covenant with an immediate availability block in the amount of $12.5 million, increasing to $15.0 million upon receipt of the Rights Offering proceeds;

•
Establishes a Permitted Disposition Reserve equal to 50% of the aggregate amount of net cash proceeds arising from Permitted Dispositions of any property (excluding the sale of machinery and equipment in the ordinary course of business) consummated after June 29, 2016;

•	Increased the applicable margin on LIBOR Rate and Base Rate Loans (as defined in the ABL Facility).

In connection with the Eighth ABL Facility Amendment we incurred amendment fees of approximately $0.4 million which were capitalized as deferred financing costs during the three months ended June 30, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.3 million which are included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended June 30, 2016.

Financial Covenants and Borrowing Limitations
The ABL Facility, as amended, requires, and any future credit facilities will likely require, us to comply with specified financial ratios that may limit the amount we can borrow under our ABL Facility. A breach of any of the covenants under the indenture governing the 2018 Notes and 2021 Notes (the “Indentures”), the ABL Facility, or the Term Loan, as applicable, could result in an event of default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain positive operating performance metrics including, but not limited to, earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The ABL Facility and Term Loan contain certain financial covenants, including a minimum EBITDA covenant. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined by the ABL Facility). As of June 30, 2016, we remained in compliance with our debt covenants and availability under the ABL Facility was $12.6 million, after applying the availability block and other availability restrictions.
During the three months ended March 31, 2016, the Agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. As a result, the lenders applied an $21.0 million reserve against our availability based on the estimated decline to our borrowing base. Due to the application of this reserve against our availability and due to the implementation of the daily sweep of our lockbox and certain depository bank accounts, we made cumulative payments of $130.7 million during the six months ended June 30, 2016, offset by borrowings of $77.0 million, thus reducing the amount outstanding under the ABL Facility from $101.8 million as of December 31, 2015 to $48.1 million as of June 30, 2016.
The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the Agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four full appraisals including two field examinations, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At June 30, 2016 we had $12.6 million of net availability under the ABL Facility. During the remainder of 2016, we expect further deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. During the six months ended June 30, 2016, we reduced the outstanding balance of the ABL Facility by $53.7 million, a portion of which was made to cover the borrowing base deterioration. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments if necessary.
The Indentures contain restrictive covenants on the incurrence of senior secured indebtedness. To the extent that the fixed charge coverage ratio (as defined in the Indentures) is below 2.0 to 1.0, the Indentures prohibit our incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indentures. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not maintenance covenants. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period. As a result of the Eighth ABL Facility Amendment, our ability to incur new borrowings under the ABL Facility is limited to a maximum of $85.0 million irrespective of the permitted availability of up to $150.0 million under the Indentures.
The covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver for any breached covenants, such breach would result in a default under the Indentures, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross acceleration and cross-default rights under any other credit facilities and indentures. If the amounts outstanding under the 2018 Notes and 2021 Notes, or any other indebtedness outstanding at such time, were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We cannot guarantee that we will be granted waivers or amendments to the Indentures governing the 2018 Notes and 2021 Notes, the ABL Facility, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity. Failure to comply with any of our debt obligations, or obtain waivers thereof, may cause us to seek relief under the United States Bankruptcy Code.

ABL Facility Refinancing Covenant and Maturity Date

Our ABL Facility contains a covenant requiring us to refinance the ABL Facility in full on or before September 30, 2016 and has a maturity date of December 31, 2016. There can be no assurances that we will be able to refinance the ABL Facility by September 30, 2016, or that any such refinancing would be available to us on attractive or acceptable terms. Any refinancing of the ABL Facility could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we fail to comply with our refinancing covenant, we would request a waiver from the Lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default under our other credit facilities and indentures, including the Term Loan and the Indentures governing the 2018 Notes and 2021 Notes. There can be no assurance that the Lenders under the ABL Facility will grant a waiver of the covenant default or that the lenders under the Term Loan will grant a waiver of, or that the holders of our 2018 Notes and 2021 Notes will consent to, any cross default, and we currently do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL Facility or our other indebtedness. In the event that we are unable to timely refinance the ABL Facility, or obtain a waiver thereof, or repay the ABL Facility when due, we may need to seek relief under the United States Bankruptcy Code.

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
The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Loss from continuing operations	$(40,638)	$(20,647)	$(67,909)	$(32,642)
Depreciation and amortization	15,206	18,296	31,051	35,778
Interest expense, net	13,973	12,452	26,018	25,040
Income tax expense (benefit)	773	15	828	(9)
EBITDA	$(10,686)	$10,116	$(10,012)	$28,167
Off Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance-sheet arrangements other than operating leases that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the six months ended June 30, 2016 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
As disclosed in our Form 8-K filed on April 1, 2016, our Executive Vice President and Chief Financial Officer resigned from that position effective April 1, 2016. As a result, there have been changes in the individuals responsible for executing the controls; however, we continue to execute our business processes under the same controls and we do not believe this organizational change materially affects, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
See “Legal Matters” in Note 13 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item 1A.	Risk Factors.
Risk Factors Related To Our Common Stock

We were delisted from the New York Stock Exchange, and there is a limited trading volume for our common stock on the OTCQB.

In January 2016, our common stock was delisted from the NYSE. Our common stock currently trades on the OTCQB U.S. Market (the “OTCQB”) under the symbol NESC, and there is a limited trading volume for our common stock. As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock. Because of limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire. The inability to sell your shares in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

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

We do not now, and are not expected to in the foreseeable future, meet the listing standards of the NYSE or any other national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQB. As a result of the limited trading volume for our common stock, investors may be unable to sell shares of common stock at the times or in the quantities desired and, therefore, may be required to hold some or all of their shares for an indefinite period of time.

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

•
announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements, as well as our or our competitors’ success or failure in successfully executing such matters;

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

If we or our existing shareholders sell a large number of shares of our common stock, the market price of our common stock could decline significantly. Further, even the perception in the public market that we or our existing shareholders might sell shares of common stock could depress the market price of the common stock.

The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock.

As of June 30, 2016, we had outstanding 129.3 million shares of common stock and also (i) 1.8 million shares of our common stock issuable under employee benefit plans, (ii) the Exchange Warrants exercisable for 15.2 million shares of our common stock at an exercise price equal to $0.01 per share, and (iii) the First Lien Term Loan (or "FLTL") Warrants exercisable for 7.6 million shares of our common stock at an exercise price of $0.01 per share. If the shares issuable under employee stock purchase plans are issued or the Warrants are exercised and the shares of common stock are issued pursuant to the employee stock purchase plans or upon such exercise are sold, our common shareholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the market price of our shares of common stock. In addition, holders of the Warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the Warrants. Further, during the time that the foregoing securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.

We may issue a substantial number of shares of our common stock in the future and shareholders may be adversely affected by the issuance of those shares.

We may raise additional capital or refinance or restructure our existing debt by issuing shares of common stock, or other securities convertible into common stock, which will increase the number of shares of common stock outstanding and may result in substantial dilution in the equity interest of our current shareholders and may adversely affect the market price of our common stock. We have previously issued 1.8 million shares of common stock at a total price of $80.1 million under a shelf registration statement on Form S-3 with the SEC and we could seek to issue new debt, equity and hybrid securities in the future. In addition, we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements, and may do so in connection with financings, acquisitions, the settlement of litigation and other strategic transactions in the future. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our shareholders.

The completion of our comprehensive plan to restructure our outstanding indebtedness, including the conversion of Mr. Johnsrud’s 2018 Notes to equity and the Rights Offering, will result in substantial dilution to our existing shareholders.

We have executed a plan to restructure our outstanding indebtedness. The completion of our plan to restructure our indebtedness, including the conversion of Mr. Johnsrud’s 2018 Notes and the Rights Offering, will result in substantial dilution to our existing shareholders. As part of the exchange offer for our 2018 Notes, we converted approximately $31.4 million aggregate principal amount of the 2018 Notes for our common stock at a conversion price per share of $0.32 (the “Conversion Price”) which were held by an entity controlled by Mr. Mark D. Johnsrud, our Chief Executive Officer and Chairman of the board of directors.  Mr. Johnsrud received approximately 98.3 million shares for the conversion of his 2018 Notes.  In addition, as part of our debt restructuring plan, we will pursue an equity rights offering (the “Rights Offering”), in which all holders of our common stock will be granted the right to participate. Each shareholder who participates in the Rights Offering will have the right to subscribe for a pro rata share of $5.0 million of common stock exercisable at a 20% discount to the Conversion Price. We intend to complete the Rights Offering during the second half of 2016. Mr. Johnsrud agreed to backstop the Rights Offering in exchange for a 5% backstop fee. We intend to issue approximately 20.3 million shares of common stock in connection with the Rights Offering, which includes the backstop fee that will be paid to Mr. Johnsrud in the form of approximately 790 thousand shares of common stock.

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

Provisions of our certificate of incorporation and bylaws, each as amended and restated, and Delaware law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our management and board of directors. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by shareholders;

•	establishing a classified board of directors, so that only approximately one-third of our directors are elected each year;

•	providing our board of directors with the ability to set the number of directors and to fill vacancies on the board of directors occurring between shareholder meetings;

•	providing that directors may only be removed for “cause” and only by the affirmative vote of the holders of at least a majority in voting power of our issued and outstanding capital stock; and

•	limiting the ability of our shareholders to call special meetings.

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

Risk Factors Related To Our Company and Our Indebtedness

Our ABL Facility contains a covenant requiring us to refinance the ABL Facility in full on or before September 30, 2016 and has a maturity date of December 31, 2016. There can be no assurances that we will be able to timely refinance the ABL Facility, that any such refinancing would be available to us on attractive or acceptable terms, or that we will be able to otherwise obtain funds by selling assets or raising equity to repay the ABL Facility when due. Failure to timely refinance the ABL Facility, or obtain a waiver thereof, or repay the ABL Facility when due, may cause us to seek relief under the United States Bankruptcy Code (the “Bankruptcy Code”), which will adversely affect our financial condition and impair potential recoveries by creditors, including the lenders under our ABL Facility and the Term Loan and holders of our 2018 Notes and 2021 Notes, and by holders of our common stock.

Our ABL Facility contains a covenant requiring us to refinance the ABL Facility in full on or before September 30, 2016 and has a maturity date of December 31, 2016. There can be no assurances that we will be able to refinance the ABL Facility by September 30, 2016 or that any such refinancing would be available to us on attractive or acceptable terms. Any refinancing of the ABL

Facility could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we fail to comply with our refinancing covenant, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default under our other credit facilities and indentures, including the Term Loan and the Indentures governing the 2018 Notes and 2021 Notes. There can be no assurance that the lenders under the ABL Facility will grant a waiver of the covenant default or that the lenders under the Term Loan will grant a waiver of, or that the holders of our 2018 Notes and 2021 Notes will consent to, any cross default, and we currently do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL Facility or our other indebtedness. Even if a waiver of the refinancing covenant can be obtained, we do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL Facility as required on September 30, 2016 or upon maturity on December 31, 2016. If we are unable to refinance our ABL Facility, we may need to dispose of assets or operations or issue equity to obtain necessary funds to repay the outstanding balance of the ABL Facility. In the event we are required to dispose of material assets or operations in order to repay our ABL Facility, we cannot provide assurance that we could effect these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our obligations. Any issuance of equity in connection with repayment of our ABL Facility could be materially dilutive to existing shareholders. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all. In the event that we are unable to timely refinance the ABL Facility, or obtain a waiver thereof, or repay the ABL Facility when due, we may need to restructure under the Bankruptcy Code, which will adversely affect our financial condition and impair potential recoveries by creditors, including the lenders under our ABL Facility and the Term Loan, holders of our 2018 Notes and 2021 Notes, and by holders of our common stock.

Our liquidity continues to decline due to deteriorating operating results and constraints imposed by our ABL Facility. Our ability to continue as a going concern is dependent upon our ability to generate sufficient liquidity to meet our obligations and operating needs.

The substantial and extended decline in oil and natural gas prices has resulted in significant reductions in our customers’ operating and capital expenditures. This extended downturn has resulted in a reduction in demand for our services as well as lower prices and operating margins, and has adversely affected our financial condition, results of operations and cash flows, resulting in a decline in liquidity to cover our operations. In addition, recent amendments to our ABL Facility have further constrained our liquidity by reducing the maximum revolver commitments and availability thereunder through the implementation of additional reserves and an availability block and a reduction in availability attributable to eligible equipment. This has resulted in a material reduction in the amount we can borrow under the ABL Facility. In addition, the administrative agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base. Recent appraisals have resulted in a reduction of the borrowing base and have required us to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. The administrative agent has the right to undertake future periodic appraisals and there can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any future repayments required as a result of such appraisals. These limitations under our ABL Facility could have a material adverse impact on our liquidity and financial condition as our ability to continue as a going concern is dependent upon our ability to generate sufficient liquidity to meet our obligations and operating needs.

Our ABL Facility and Term Loan contain minimum EBITDA covenants requiring us to meet a stated year-to-date EBITDA targets. Factors beyond our control could result in our failure to comply with such EBITDA covenants. Failure to comply with such covenants would result in an event of default under our ABL Facility and/or Term Loan, as applicable.

Our ABL facility and Term Loan contain minimum EBITDA financial maintenance covenants that are tested monthly. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined) through the respective maturity dates of the ABL Facility and Term Loan. Our ability to meet our minimum EBITDA covenants will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. As our minimum EBITDA covenants are tested monthly on a year-to-date basis, unanticipated results with respect to any given monthly period may have an adverse effect on compliance with such covenants. There can be no assurances that we will maintain compliance with the minimum EBITDA covenants under our ABL Facility or Term Loan.

If we fail to comply with our minimum EBITDA financial maintenance covenant, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility and/or Term Loan. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default under our other credit facilities and indentures, including the ABL Facility, the Term Loan and the Indentures governing the 2018 Notes and 2021 Notes. There can be no assurance that the lenders will grant a waiver, and we currently do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of any such indebtedness.

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

We will recognize a significant amount of cancellation of indebtedness, which we refer to as “COD” income, as a result of the restructuring transactions.

The exchange of the 2018 Notes for the 2021 Notes pursuant to the Exchange Offer and other Restructuring Transactions will result in the recognition $212.2 million of COD income for United States federal income tax purposes. However, we generally anticipate that any COD income that we recognize in the Exchange Offer will be offset, at least in part, by our existing net operating losses, or “NOLs,” and certain other tax attributes. We will incur a cash tax liability for “alternative minimum tax” even if we otherwise have sufficient NOLs to offset all of the COD income from the Exchange Offer and Restructuring Transactions. Under the “alternative minimum tax” provisions, the use of NOLs is limited to 90% of alternative minimum taxable income.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible that the restructuring transactions resulted in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving shareholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. The restructuring transactions completed to date may have resulted in a change in control as defined by Section 382, or could result in a change in control in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1
Fifth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016).

4.1
Indenture, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., Wilmington Savings Fund Society, FSB, and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

4.2
Intercreditor Agreement, dated as of April 15, 2016, among Wells Fargo Bank, National Association, as collateral agent, Wells Fargo Bank, National Association, as administrative agent under the Credit Agreement, and the Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Agreement (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

4.3
Intercreditor Agreement, dated as of April 15, 2016, among Wells Fargo Bank, National Association, as administrative agent under the Credit Agreement, Wilmington Savings Fund Society, FSB, as administrative agent under the Term Loan Agreement, and Wilmington Savings Fund Society, FSB, as collateral agent under the Indenture (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

4.4
Warrant Agreement (Exchange), dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., Mark D. Johnsrud, and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

4.5
Warrant Agreement (Term Loan), dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., Mark D. Johnsrud, and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.1
Term Loan Credit Agreement, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB, as administrative agent, the lenders identified therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.2
Guaranty and Security Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Grantors party thereto, Wilmington Savings Fund Society, FSB, as administrative agent, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.3
Intercompany Subordination Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Obligors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.4
Trademark Security Agreement, dated as of April 15, 2016, between Nuverra Environmental Solutions, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.5
Security Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Grantors party thereto and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

Exhibit Number	Description

10.6
Intercompany Subordination Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Obligors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.7
Trademark Security Agreement, dated as of April 15, 2016, between Nuverra Environmental Solutions, Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.8
Seventh Amendment to Amended and Restated Credit Agreement, dated April 15, 2016, by and among Wells Fargo Bank, National Association, the lenders named therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.9
Eighth Amendment to Amended and Restated Credit Agreement, dated as of June 29, 2016, by and among the Agent, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.10
First Amendment to Term Loan Credit Agreement, dated as of June 30, 2016, by and among the Required Lenders and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

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

Date: August 8, 2016

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)