Form 10-Q
period 2016-09-30
Nuverra Environmental Solutions, Inc.
filed 2016-11-07
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2016 was 150,680,501.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that involve many risks and uncertainties. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, including the prolonged decline in oil and natural gas prices;

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions;

•	the expected timing and benefits of any future restructuring transactions and strategic alternatives to improve our long-term capital structure;

•	the expected effect of the restructuring transactions; and

•	the expected timing for completing the refinancing of our asset-based revolving credit facility.
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
These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	failure to implement future restructuring transactions and strategic alternatives to improve our long-term capital structure;

•
failure to timely repay or refinance our indebtedness under our asset-based revolving credit facility or comply with other covenants thereunder, including, a covenant under our asset-based revolving credit facility that requires us to incur additional subordinated indebtedness and apply proceeds to partially repay our asset-based revolving credit facility;

•
failure to make the scheduled interest payments under the indentures governing our notes and the potential related cross-defaults that would arise under our other credit facilities and indentures and other agreements;

•	the potential need to seek bankruptcy protection;

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2016	2015
		(Note 1)
Assets
Cash and cash equivalents	$587	$39,309
Restricted cash	1,087	4,250
Accounts receivable, net of allowance for doubtful accounts of $1.6 and $3.5 million at September 30, 2016 and December 31, 2015, respectively	22,188	42,188
Inventories	2,580	2,985
Prepaid expenses and other receivables	3,468	3,377
Other current assets	958	2,372
Assets held for sale	582	—
Total current assets	31,450	94,481
Property, plant and equipment, net of accumulated depreciation of $228.7 and $209.1 million at September 30, 2016 and December 31, 2015, respectively	340,797	406,188
Equity investments	573	3,750
Intangibles, net	14,905	16,867
Other assets	573	1,333
Total assets	$388,298	$522,619
Liabilities and Shareholders' Deficit
Accounts payable	$4,206	$6,907
Accrued liabilities	18,281	29,843
Current contingent consideration	—	8,628
Current portion of long-term debt	51,315	499,709
Derivative warrant liability	4,426	—
Total current liabilities	78,228	545,087
Deferred income taxes	340	270
Long-term debt	405,461	11,758
Long-term contingent consideration	8,500	—
Other long-term liabilities	3,738	3,775
Total liabilities	496,267	560,890
Commitments and contingencies
Shareholders' deficit:
Common stock	152	30
Additional paid-in capital	1,407,650	1,369,921
Treasury stock	(19,809)	(19,800)
Accumulated deficit	(1,495,962)	(1,388,422)
Total shareholders' deficit	(107,969)	(38,271)
Total liabilities and shareholders' deficit	$388,298	$522,619
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Non-rental revenue	$32,143	$71,000	$107,538	$263,540
Rental revenue	3,298	5,528	8,856	24,527
Total revenue	35,441	76,528	116,394	288,067
Costs and expenses:
Direct operating expenses	32,122	62,482	101,022	222,055
General and administrative expenses	6,323	8,705	27,979	31,102
Depreciation and amortization	15,019	16,687	46,070	52,465
Impairment of long-lived assets	7,788	—	10,452	—
Impairment of goodwill	—	104,721	—	104,721
Other, net	—	2	—	1,114
Total costs and expenses	61,252	192,597	185,523	411,457
Operating loss	(25,811)	(116,069)	(69,129)	(123,390)
Interest expense, net	(14,656)	(12,097)	(40,674)	(37,137)
Other income, net	2,095	22	5,024	743
Loss on extinguishment of debt	—	—	(674)	(1,011)
Loss from continuing operations before income taxes	(38,372)	(128,144)	(105,453)	(160,795)
Income tax (expense) benefit	(24)	31	(852)	40
Loss from continuing operations	(38,396)	(128,113)	(106,305)	(160,755)
Gain (loss) from discontinued operations, net of income taxes	—	350	(1,235)	(818)
Net loss attributable to common shareholders	$(38,396)	$(127,763)	$(107,540)	$(161,573)

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.30)	$(4.61)	$(1.41)	$(5.82)
Basic and diluted income (loss) from discontinued operations	—	0.01	(0.02)	(0.03)
Net loss per basic and diluted common share	$(0.30)	$(4.60)	$(1.43)	$(5.85)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	129,669	27,807	75,291	27,634
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(107,540)	$(161,573)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations, net of income taxes	—	(906)
Loss on the sale of TFI	1,235	1,724
Depreciation and amortization of intangible assets	46,070	52,465
Amortization of debt issuance costs, net	4,329	3,638
Accrued interest added to debt principal	20,240	—
Stock-based compensation	908	1,858
Impairment of long-lived assets	10,452	—
Impairment of goodwill	—	104,721
Gain on sale of UGSI	(1,747)	—
Loss (gain) on disposal of property, plant and equipment	3,298	(1,198)
Bad debt expense	(516)	(695)
Change in fair value of derivative warrant liability	(2,574)	—
Loss on extinguishment of debt	674	1,011
Deferred income taxes	70	21
Other, net	5	364
Changes in operating assets and liabilities:
Accounts receivable	20,516	58,985
Prepaid expenses and other receivables	(227)	(1,294)
Accounts payable and accrued liabilities	(14,379)	(4,805)
Other assets and liabilities, net	(136)	1,342
Net cash (used in) provided by operating activities from continuing operations	(19,322)	55,658
Net cash used in operating activities from discontinued operations	—	(708)
Net cash (used in) provided by operating activities	(19,322)	54,950
Cash flows from investing activities:
Proceeds from the sale of TFI	—	78,897
Proceeds from the sale of property, plant and equipment	9,954	12,339
Purchases of property, plant and equipment	(2,613)	(16,564)
Proceeds from the sale of UGSI	5,032	—
Change in restricted cash	3,163	(4,250)
Net cash provided by investing activities from continuing operations	15,536	70,422
Net cash used in investing activities from discontinued operations	—	(181)
Net cash provided by investing activities	15,536	70,241
Cash flows from financing activities:
Proceeds from revolving credit facility	118,533	—
Payments on revolving credit facility	(176,428)	(81,647)
Proceeds from term loan	24,000	—
Payments for deferred financing costs	(1,084)	—
Issuance of stock	5,000	—
Payments on vehicle financing and other financing activities	(4,957)	(9,468)
Net cash used in financing activities from continuing operations	(34,936)	(91,115)
Net cash used in financing activities from discontinued operations	—	(105)
Net cash used in financing activities	(34,936)	(91,220)
Net (decrease) increase in cash and cash equivalents	(38,722)	33,971
Cash and cash equivalents - beginning of period	39,309	15,416
Cash and cash equivalents - end of period	587	49,387
Less: cash and cash equivalents of discontinued operations - end of period	—	—
Cash and cash equivalents of continuing operations - end of period	$587	$49,387

	Nine Months Ended
	September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,290	$22,775
Cash paid for taxes, net	304	281

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
Reclassifications
Certain reclassifications and adjustments have been made to prior period amounts in the accompanying condensed consolidated balance sheets and notes thereto in order to conform to the current year’s presentation including:

•
As of January 1, 2016, and further discussed below under "Significant Accounting Policies," we retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result, $6.5 million of our unamortized debt issuance costs related to our 9.875% Senior Notes due 2018 (the "2018 Notes), 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the "2021 Notes") and $24.0 million term loan (the "Term Loan") have been presented in “Long-term debt” on the condensed consolidated balance sheet as of September 30, 2016. Further, $8.7 million of unamortized debt issuance costs related to our 2018 Notes have been reclassified from “Other assets” to “Current portion of long-term debt” on the condensed consolidated balance sheet as of December 31, 2015. Additionally, as the debt associated with our asset-based revolving credit facility is presented as short-term, the related debt issuance costs of $0.9 million and $2.2 million as of September 30, 2016 and December 31, 2015, respectively, have been reclassified from "Other assets" to "Other current assets" on the condensed consolidated balance sheets. The total assets for the Corporate/Other segment reported in Note 15 have been adjusted for this reclassification.

Going Concern
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, we had an accumulated deficit at September 30, 2016, and a net loss for the nine months ended September 30, 2016 and 2015. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. While we have executed a comprehensive strategy to restructure our indebtedness, improve liquidity and reduce costs, including cash interest expense, to sustain operations through the prolonged depression in oil and natural gas prices and the corresponding impact on our business operations, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to generate sufficient liquidity to meet our obligations and operating needs. While we were in compliance with our existing debt arrangements as of September 30, 2016, we recognize that absent an improvement in oil prices, it is likely that we will not have enough liquidity, including cash on hand, to service our debt, operations, and avoid covenant violations. See Note 8 on Debt and Note 18 on Subsequent Events for details on our debt restructuring in 2016, subsequent entry into the grace period to make our interest payment due October 17, 2016, near-term refinancing deadlines under our ABL Facility and discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Significant Accounting Policies

As of January 1, 2016, we retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The current condensed consolidated balance sheet as of September 30, 2016 presents $6.5 million of our unamortized debt issuance costs related to our 2018 Notes, 2021 Notes and Term Loan in “Long-term debt.” In order to conform to the current financial statement presentation, $8.7 million of unamortized debt issuance costs related to our 2018 Notes have been reclassified from “Other assets” to “Current portion of long-term debt” on the condensed consolidated balance sheet as of December 31, 2015. The guidance in ASU 2015-15 prescribes that deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset, while debt issuance costs in the scope of ASU 2015-03 do not. As such, we will continue to present the costs associated with our asset-based revolving credit facility as an asset. Deferred issuance costs associated with our asset-based revolving credit facility of $0.9 million and $2.2 million as of September 30, 2016 and December 31, 2015, respectively, are included in “Other current assets” on the condensed consolidated balance sheets as this debt is considered short-term.
On March 10, 2016, we entered into an amendment to our guaranty and security agreement related to our asset-based revolving credit facility ("ABL Facility"), which is described in further detail in Note 8 under "ABL Facility Amendments." This amendment implemented a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. As a result of the sweep occurring one day in arrears, we had an ending balance of $0.7 million in our collection lockbox and certain depository accounts on September 30, 2016, which we have classified as "Restricted cash" on the condensed consolidated balance sheet as this cash is not available for operations and was subsequently swept by the lender on October 1, 2016, and applied against the outstanding balance under the ABL Facility.

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 - Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications which may be applied retrospectively or modified retrospectively. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The guidance in ASU 2015-14 delays the effective date for the new revenue recognition guidance outlined in ASU 2014-09 to reporting periods beginning after December 15, 2017, which for us is the reporting period starting January 1, 2018. We are reviewing the guidance in ASU 2014-09 to assess the impact, if any, on our consolidated financial statements and to determine our method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are reviewing the guidance in ASU 2014-15 and preparing for adoption on January 1, 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, however early adoption is permitted.  We are currently evaluating the guidance in ASU 2016-09 to determine our adoption method and the effect it will have on our consolidated financial statements when we adopt on January 1, 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification and guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and contingent consideration payments made after a business combination. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2018, and are currently evaluating the effect on our consolidated financial statements.
Note 3 - Earnings Per Common Share and Equity
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the three and nine months ended September 30, 2016 and 2015, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per common share ("EPS") from continuing operations because the inclusion of such shares would be anti-dilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the nine month periods ended September 30, 2016 and 2015, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computations of diluted EPS from income from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.

The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(38,396)	$(128,113)	(106,305)	(160,755)
Loss from discontinued operations	—	350	(1,235)	(818)
Net loss attributable to common shareholders	$(38,396)	$(127,763)	$(107,540)	$(161,573)

Denominator:
Weighted average shares—basic	129,669	27,807	75,291	27,634
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	129,669	27,807	75,291	27,634

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.30)	$(4.61)	$(1.41)	$(5.82)
Basic and diluted loss from discontinued operations	—	0.01	(0.02)	(0.03)
Net loss per basic and diluted common share	$(0.30)	$(4.60)	$(1.43)	$(5.85)

Anti-dilutive stock-based awards excluded	388	800	388	770
Equity Transactions Related to Restructuring
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
Rights Offering
The planned equity rights offering (the "Rights Offering"), in which all holders of our common stock will be granted the right to participate, has been postponed indefinitely due to ongoing discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure. If executed, each shareholder who participates in the Rights Offering will have the right to subscribe for a pro-rata share of $5.0 million of common stock exercisable at a 20% discount to the Conversion Price (or $0.256). Mark D. Johnsrud, our Chairman of the Board and Chief Executive Officer, has agreed to backstop the Rights Offering by committing to purchase rights that are not exercised by other shareholders in order to ensure that the Company receives the additional liquidity, in exchange for a backstop fee of 5% payable in the form of additional common stock issued at $0.32 per share. On April 15, 2016, the Company and Mr. Johnsrud entered into an Escrow Agreement, pursuant to which Mr. Johnsrud deposited $5.0 million into an escrow account for the purpose of securing Mr. Johnsrud’s backstop obligations under the Rights Offering.

On July 29, 2016, the Company and Mr. Johnsrud entered into an amendment to the Escrow Agreement, pursuant to which the Company and Mr. Johnsrud agreed to an irrevocable early release of the $5.0 million in escrow securing the backstop obligation, which was used to pay down the ABL Facility. In exchange for the release of the $5.0 million, we deposited into an escrow account 20,312,500 shares of our common stock, which represents 19.5 million shares underlying the subscription rights to be distributed in the Rights Offering and the 0.8 million shares to be provided to Mr. Johnsrud for the backstop fee. The shares in the escrow account will be released to Mr. Johnsrud upon the consummation of the Rights Offering or the occurrence of other specified events, including failure to consummate the Rights Offering by November 15, 2016. The 20,312,500 shares in escrow will be deemed voted for and against any matters submitted to our shareholders in the same proportion as the vote of the common stock of the Company on any such matter.

Note 4 - Intangible Assets
Intangible assets consist of the following:

	September 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$11,731	$(7,932)	$3,799	5.7	$11,731	$(6,865)	$4,866	6.0
Disposal permits	1,269	(572)	697	4.4	1,269	(451)	818	5.2
Customer contracts	17,352	(6,943)	10,409	10.0	17,352	(6,169)	11,183	11.0
	$30,352	$(15,447)	$14,905	8.6	$30,352	$(13,485)	$16,867	9.3
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.
Note 5 - Assets Held for Sale and Impairment
Assets Held for Sale

During the three months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land, and we began to actively market these assets, which we expect to sell within one year. As not all of the assets were sold during the three months ended September 30, 2016, and management approved the sale of additional assets in the Southern division under the previously approved plan, we continue to have assets presented separately as "Assets held for sale" in our condensed consolidated balance sheet as of September 30, 2016.

In accordance with applicable accounting guidance, the assets were recorded at the lower of net book value or fair value less costs to sell. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of the assets was lower than its net book value, an impairment charge of $2.1 million was recognized during the three months ended September 30, 2016, and is included in "Impairment of long-lived assets" on our condensed consolidated statements of operations. The $2.1 million recorded during the three months ended September 30, 2016 related to the Southern division.

As a result of classifying assets as held for sale, we recorded total impairment charges of $4.8 million during the nine months ended September 30, 2016, which included $2.7 million recorded during the three months ended June 30, 2016, with $2.4 million for the Northeast division and $0.3 million for the Southern division. The fair value of the assets was measured using third party quoted prices for similar assets (Level 3).

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the recent sales of underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers, in addition to lower capital spending over the last two years, there were indicators that the carrying value of our assets may not be recoverable during the three months ended September 30, 2016.

Recoverability of assets to be held and used is assessed by a comparison of the carrying value of such assets to the sum of the estimated future undiscounted cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to various factors, including changes in economic conditions or changes in an asset’s operating performance. Long-lived assets are grouped at the basin level for purposes of assessing their recoverability as we have concluded that the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. For asset groups that do not pass the recoverability test, an impairment loss is recognized for the amount by which the carrying value exceeds fair value.

Our impairment review during the three months ended September 30, 2016 concluded that the carrying value of the Haynesville and Marcellus asset groups were not recoverable as the carrying value exceeded our estimate of future undiscounted cash flows for these two basins. As a result, we recorded an impairment charge for the Marcellus asset group (Northeast division) of $5.7 million during the three months ended September 30, 2016 as the carrying value exceeded fair value. No impairment charge was necessary for the Haynesville asset group as the fair value was greater than the carrying value. The fair value of our asset groups was determined primarily using the cost and market approaches (Level 3).

If the decrease in demand for our services continues for a prolonged period of time, or if we make downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.

Impairment of Goodwill

Due to the reduced price of oil and natural gas and the resulting decrease in demand for our services, we recognized an impairment charge of $104.7 million related to our Rocky Mountain division during the three months ended September 30, 2015, thereby eliminating all remaining goodwill. The impairment charge is shown as "Impairment of goodwill" in the condensed consolidated statement of operations.

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
Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

Fair Value
As of September 30, 2016
Assets: Cost method investment	$—
Liabilities:
Derivative warrant liability	4,426
Contingent consideration	8,500

As of December 31, 2015
Assets: Cost method investment	$3,169
Liabilities:
Derivative warrant liability	—
Contingent consideration	8,628
Derivative Warrant Liability
In connection with our debt restructuring as described in Note 8 under "Exchange Offer" and "Term Loan," we issued warrants with derivative features during the three months ended June 30, 2016. These instruments are accounted for as derivative liabilities as described further in Note 9.
Our derivative warrant liability is adjusted to reflect the estimated fair value at each quarter end, with any decrease or increase in the estimated fair value recorded in "Other income, net" in the condensed consolidated statements of operations. We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo simulation model. The key inputs in determining our derivative warrant liability included our stock price, the volatility of our stock price, and the risk free interest rate. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter.
The following table provides a reconciliation of the beginning and ending balances of the "Derivative warrant liability" presented in the condensed consolidated balance sheet for the nine months ended September 30, 2016.

September 30, 2016
Balance at beginning of period	$—
Issuance of warrants	7,229
Exercise of warrants	(229)
Adjustments to estimated fair value	(2,574)
Balance at end of period	$4,426
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
As we have previously determined that it would be unlikely that the required permits and certificates necessary for the issuance of a second special waste disposal permit to Ideal Oilfield Disposal, LLC would be issued within one year, we have presented the $8.5 million contingent consideration liability related to the Ideal Oilfield Disposal, LLC acquisition as "Long-term contingent consideration" in the condensed consolidated balance sheet as of September 30, 2016. Changes to the fair value of contingent consideration are recorded as "Other income, net" in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the nine months ended September 30, 2016 and the year ended December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Balance at beginning of period	$8,628	$9,824
Cash payments	—	(909)
Changes in fair value of contingent consideration, net	(128)	(287)
Balance at end of period	$8,500	$8,628
Less: current portion	—	(8,628)
Long-term contingent consideration	$8,500	$—
Other
In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets, the fair value of our asset groups is determined primarily using the cost and market approaches (Level 3).
Our cost method investment in Underground Solutions Inc. (or "UGSI") was measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock, as well as using discounted cash flows, incorporating adjusted available market discount rate information and our estimates for liquidity risk. UGSI was acquired during the six months ended June 30, 2016, which is discussed in further detail in Note 14.

Note 7 - Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accrued payroll and employee benefits	$1,402	$5,839
Accrued insurance	4,546	5,896
Accrued legal and environmental costs	1,595	1,531
Accrued taxes (Note 11)	2,629	1,514
Accrued interest (Note 8)	2,040	8,516
Accrued operating costs	4,231	4,233
Accrued other	1,838	2,314
Total accrued liabilities	$18,281	$29,843
Note 8 - Debt
Debt consisted of the following at September 30, 2016 and December 31, 2015:

			September 30, 2016			December 31, 2015
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs (i)	Fair Value of Debt (h)	Carrying Value of Debt	Carrying Value of Debt
ABL Facility (a)	4.03%	Dec. 2016	$861	$43,937	$43,937	$101,832
2018 Notes (b)	9.875%	Apr. 2018	616	5,434	40,436	400,000
2021 Notes (c)	12.50%	Apr. 2021	5,736	69,194	345,968	—
Term Loan (d)	13.00%	Apr. 2018	104	25,493	25,493	—
Vehicle financings (e)	4.32%	Various	—	8,863	8,863	12,303
Note payable (f)	4.25%	Apr. 2019	—	5,207	5,207	6,492
Total debt			$7,317	$158,128	469,904	520,627
Original issue discount and premium for 2018 Notes (g)					(32)	(452)
Original issue discount and premium for 2021 Notes (g)					(298)	—
Deferred financing costs presented with debt (i)					(6,456)	(8,708)
Debt discount for issuance of warrants (j)					(6,342)	—
Total debt, net					456,776	511,467
Less: current portion of long-term debt (k)(l)					(51,315)	(499,709)
Long-term debt					$405,461	$11,758
_____________________

(a)	The interest rate presented represents the interest rate on the $85.0 million ABL Facility at September 30, 2016.

(b)
The interest rate presented represents the coupon rate on our 2018 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2018 Notes is approximately 11.0%. Interest payments are due semi-annually on April 15 and October 15 of each year.

(c)
The interest rate presented represents the current coupon rate on our 2021 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2021 Notes is approximately 12.4%. Interest is paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 will be paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity.

(d)
The Term Loan accrues interest at a rate of 13% compounded monthly and which is paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest is due April 15, 2018.

(e)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 4.32%, which mature in varying installments between 2016 and 2020. Capital lease obligations were $8.9 million and $12.3 million at September 30, 2016 and December 31, 2015, respectively.

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

(h)
The estimated fair value of our 2018 Notes and our 2021 Notes is based on reported trading prices as of September 30, 2016. Our ABL Facility, Term Loan, note payable and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(i)
As discussed previously in Note 1, upon retrospective adoption of ASU 2015-03, we have presented the deferred financing costs associated with the 2018 Notes, 2021 Notes and Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of September 30, 2016 and December 31, 2015. In accordance with ASU 2015-15, the deferred financing costs related to the ABL Facility continue to be presented as an asset, and are included in "Other current assets" on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. Additionally, as discussed in greater detail in the "Exchange Offer" section below, on April 15, 2016, $327.2 million in principal 2018 Notes were exchanged for new 2021 Notes. The note for note exchange was accounted for as a modification, and as a result $0.8 million of the original deferred financing costs associated with the 2018 Notes will continue to be amortized over the remaining term of the 2018 Notes, while $6.3 million will be amortized over the term of the new 2021 Notes. Further, a total of $32.3 million in principal 2018 Notes were exchanged for common stock and $0.6 million of the original deferred financing costs associated with the 2018 Notes were included in the calculation of the gain/(loss) on extinguishment.

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

(k)
As the scheduled maturity date of the ABL Facility is December 31, 2016, the carrying value of the ABL Facility is presented in current liabilities in the consolidated balance sheet as of September 30, 2016. In addition, the principal payments due within one year for the vehicle financings and note payable are also classified as current.

(l)
The carrying value of the ABL Facility and the 2018 Notes were presented as current liabilities as of December 31, 2015 due to the probability of breaching one of the financial covenants at that date. In addition, the principal payments due within one year for the vehicle financings and note payable were also classified as current.

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below regarding the "Exchange Offer," "Term Loan," and "ABL Facility Amendments," in addition to the discussion in Note 18 on "Subsequent Events."
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

Pursuant to the Exchange Offer, we offered to exchange our 2021 Notes and shares of our common stock at a conversion price per share of $0.32 (the “Conversion Price”) for any and all of our 2018 Notes validly tendered and not properly withdrawn at or prior to the expiration date, with the exception of approximately $31.4 million in principal 2018 Notes owned by an entity controlled by Mark D. Johnsrud, our Chairman of the Board and Chief Executive Officer. We settled the Exchange Offer on April 15, 2016 by delivering to tendering holders of the 2018 Notes (i) $327.2 million in aggregate principal amount of the new 2021 Notes to those tendering holders electing to exchange for 2021 Notes and $0.9 million in shares of common stock converted at the Conversion Price to those tendering holders electing to exchange for common stock and (ii) a pro-rata share (based on the aggregate principal amount of the 2018 Notes validly tendered) of penny warrants sufficient to purchase 10% of shares of our common stock (the "Exchange Warrants"). In addition, $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud were canceled upon closing of the Exchange Offer, and converted to shares of our common stock on May 26, 2016 at the Conversion Price, following shareholder approval at the May 20, 2016 Special Meeting of Shareholders to approve an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock, par value $0.001 per share, from 50 million to 350 million (the "Johnsrud Note Conversion"). As a result of the exchange, a total of 101,071,875 shares of common stock were issued, with 2,837,500 to tendering holders electing to exchange their 2018 Notes for common stock, and 98,234,375 for the Johnsrud Note Conversion.

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

In connection with the issuance of the new 2021 Notes, we entered into a new Indenture that governs the terms of the new 2021 Notes, dated as of April 15, 2016, between the Company, Wilmington Savings Fund Society, FSB, as Trustee, and the Guarantors party thereto. Pursuant to the new Indenture, the 2021 Notes will mature on April 15, 2021. Interest is paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 is paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity. As a result, our annual cash interest payment obligations were reduced by approximately $17.8 million for 2016, $17.9 million for 2017 and $8.6 million through April 15, 2018. Interest on the 2021 Notes accrues from the most recent date interest has been paid, or if no interest has been paid, from and including the issue date. The 2021 Notes are secured by junior liens on the same collateral as our ABL Facility and rank equal in right of payment to all senior indebtedness and senior to all subordinated indebtedness of the Company. The 2021 Notes are guaranteed by our subsidiaries.

Upon settlement of the Exchange Offer, there remained outstanding approximately $40.4 million aggregate principal amount of 2018 Notes. Ongoing semi-annual interest expense with respect to the remaining 2018 Notes is approximately $2.0 million. In addition, based on the completion of the Exchange Offer, consents from each exchanging holder of the 2018 Notes for the waiver of certain provisions of the 2018 Notes Indenture became effective. The consents, among other things, waive substantially all of the restrictive covenants in the 2018 Notes Indenture and potential defaults arising from non-compliance with such waived covenants. See the "Deferral of Interest Payment" section in Note 18 on "Subsequent Events" for further discussion on the October 17, 2016 interest payment for the 2018 Notes.

Term Loan

Concurrent to the Exchange Offer we entered into a $24.0 million Term Loan funded by certain holders of the 2018 Notes that were also parties to the Restructuring Support Agreement. The Term Loan accrues interest at a rate of 13% compounded monthly to be paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest is due April 15, 2018. The Term Loan is subject to a minimum EBITDA covenant that is identical in all respects to the minimum EBITDA covenant applicable to the ABL Facility. To the extent actual EBITDA (as defined by the Term Loan) falls short of the minimum EBITDA targets, the Term Loan accrues interest at a rate of 17%. The Term Loan is secured by junior liens on the same collateral as our ABL Facility and guaranteed by our subsidiaries. In connection with the Term Loan, we entered into a warrant agreement with the lenders under the Term Loan, pursuant to which, as a commitment fee for entering into the Term Loan, the lenders received warrants to purchase up to 5% of our then-outstanding stock at an exercise price of $0.01 per share (the "Term Loan Warrants").

The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion and the Rights Offering. The Warrants are discussed in greater detail in Note 9 on "Derivative Warrants" and the Rights Offering was previously discussed in the "Rights Offering" section of Note 3.

Proceeds from the Term Loan were applied to pay down a portion of the outstanding balance of the ABL Facility and were reborrowed by us to fund the April 15, 2016 interest payment on the 2018 Notes and pay related transaction fees and expenses.

On June 30, 2016, we entered into a First Amendment to Term Loan Credit Agreement (the “Term Loan Agreement Amendment”) by and among the Required Lenders (as defined therein) and the Company, which amended the Term Loan Credit Agreement, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB, as administrative agent (the “Agent”), the lenders party thereto (the “Lenders”), and the Company, as borrower (the “Term Loan Agreement”).

The Term Loan Agreement Amendment amended the Term Loan Agreement by amending the minimum EBITDA financial maintenance covenant to conform to the revised minimum EBITDA financial maintenance covenant provided by the Eighth Amendment to Amended and Restated Credit Agreement (discussed below) through December 31, 2016, modifying the applicable periods for measurement and reducing the applicable amounts required to be achieved for each period. In connection with the Term Loan Agreement Amendment, we paid a non-refundable amendment fee in the amount of $0.1 million to the Lenders, pro-rata to their respective commitment amount under the Term Loan Agreement, which was capitalized as deferred financing costs during the three months ended June 30, 2016.

On September 22, 2016, we entered into a Second Amendment to the Term Loan Credit Agreement (the "Second Term Loan Agreement Amendment") by and among the Required Lenders and the Company, which further amended the Term Loan Agreement. The Second Term Loan Agreement Amendment further amended the Term Loan Agreement to permit the Company to reinstate Mr. Johnsrud's annual base salary to $700,000. Mr. Johnsrud previously agreed to a voluntary reduction in his annual base salary from $700,000 to $1.

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

In addition, we agreed to certain fees that would be payable to the Lenders upon early termination of the ABL Facility as a result of acceleration, bankruptcy or otherwise, unless amounts outstanding under the ABL Facility are paid in full. In connection with the Sixth ABL Facility Amendment we incurred amendment fees of approximately $0.6 million which were capitalized as deferred financing costs during the three months ended March 31, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.4 million which were included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended March 31, 2016.

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

In connection with the Eighth ABL Facility Amendment we incurred amendment fees of approximately $0.4 million which were capitalized as deferred financing costs during the three months ended June 30, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.3 million which were included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended June 30, 2016.

On August 5, 2016, we entered into a Ninth Amendment (the "Ninth Amendment") to the ABL Facility by and among the Agent, the Lenders, and the Company. The Ninth Amendment amended the ABL Facility by removing the requirement to consummate the Rights Offering by a date certain, and required us to remit to Agent by August 5, 2016 the $5.0 million deposited into escrow by Mr. Johnsrud, securing Mr. Johnsrud's backstop obligations under the Rights Offering. In connection with the amendment to the Escrow Agreement discussed in Note 3 under "Rights Offering," the $5.0 million backstop obligation was released from escrow and irrevocably funded to us and we timely remitted such funds to the Agent in order to comply with the covenant under the Ninth Amendment.

On September 29, 2016, we entered into a Tenth Amendment (the "Tenth Amendment") to the ABL Facility by and among the Agent, the Lenders, and the Company. The Tenth Amendment amended the ABL Facility by (i) amending the refinancing covenant to extend the date by which we are required to refinance the ABL Facility in full from September 30, 2016 to October 14, 2016, and (ii) increasing the applicable margin on LIBOR Rate and Base Rate Loans and the Applicable Unused Line Fee Percentage (as defined in the ABL Facility). The ABL Facility was further amended to amend the refinancing covenant to extend the date by which we are required to refinance the ABL Facility. See Note 18 on Subsequent Events for further discussion on the ABL Facility refinancing.

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
The ABL Facility and Term Loan contain certain financial covenants, including a minimum EBITDA covenant. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined by the ABL Facility). As of September 30, 2016, we remained in compliance with our debt covenants and availability under the ABL Facility was $8.3 million, after applying the availability block and other availability restrictions.
During the three months ended March 31, 2016, the Agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. The redetermination resulted in an approximately $21.0 million decline in our borrowing base and availability under the ABL Facility. Due to this decrease in our borrowing base and the implementation of the daily sweep of our lockbox and certain depository bank accounts, we made cumulative payments of $176.4 million during the nine months ended September 30, 2016, offset by borrowings of $118.5 million, thus reducing the amount outstanding under the ABL Facility from $101.8 million as of December 31, 2015 to $43.9 million as of September 30, 2016.
The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the Agent for our

ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four full appraisals including two field examinations, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At September 30, 2016 we had $8.3 million of net availability under the ABL Facility. During the remainder of 2016, we expect further deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. During the nine months ended September 30, 2016, we reduced the outstanding balance of the ABL Facility by $57.9 million, a portion of which was made to cover the borrowing base deterioration. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments if necessary.
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
The covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver for any breached covenants, such breach would result in a default under the Indentures, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross acceleration and cross-default rights under our other credit facilities and indentures. If the amounts outstanding under the 2018 Notes and 2021 Notes, or any other indebtedness outstanding at such time, were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We cannot guarantee that we will be granted waivers or amendments to the Indentures governing the 2018 Notes and 2021 Notes, the ABL Facility, the Term Loan, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity. Failure to comply with any of our debt obligations, or obtain waivers thereof, may cause us to seek relief under the United States Bankruptcy Code.
Note 9 - Derivative Warrants
On April 15, 2016, we closed our Exchange Offer relating to our 2018 Notes as part of the Restructuring, which included delivering to tendering holders of the 2018 Notes a pro rata share of penny warrants sufficient to purchase 10% of shares of our common stock (the "Exchange Warrants"). Additionally, we entered into a warrant agreement with the lenders under the new $24.0 million Term Loan, pursuant to which, as a commitment fee for entering into the Term Loan, the lenders received warrants to purchase up to 5% of our then-outstanding stock at an exercise price of $0.01 per share (the "Term Loan Warrants"). The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion and the Rights Offering.
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

The following table shows the Warrant activity for the six months ended September 30, 2016:

Number of Warrants
Outstanding as of March 31, 2016	—
Issued	22,815
Exercised	(1,117)
Outstanding as of September 30, 2016	21,698
We accounted for Warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity's own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity's own stock and (ii) classified in the shareholders' equity section of the entity's balance sheet. We determined that the Warrants were ineligible for equity classification due to the anti-dilution provisions set forth therein and describe above. As such, the Warrants have been recorded as derivative liabilities at fair value on the "Derivative warrant liability" line in the condensed consolidated balance sheet as of September 30, 2016. The Warrants are classified as a current liability in the condensed consolidated balance sheet as they can be exercised by the holders at any time.
As discussed previously in Note 6, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in "Other income, net" in the condensed consolidated statement of operations.
The fair value of the derivative warrant liability was estimated using the following model inputs:

	Period Ended	At Issuance
	September 30, 2016	April 15, 2016
Exercise price	$0.01	$0.01
Closing stock price	$0.20	$0.37
Risk free rate	0.24%	0.21%
Expected volatility	143.9%	242.0%

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
There were no restructuring costs incurred during the nine months ended September 30, 2016. We recorded $2.0 thousand and $1.1 million in restructuring costs during the three and nine months ended September 30, 2015, which were included in "Other, net" in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2015, approximately $0.6 million, $0.1 million and $0.4 million of the total charge was recorded in the Southern, Northeast and Corporate/Other operating segments, respectively.

The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.1 million as of September 30, 2016, which is included in "Accrued liabilities" in the condensed consolidated balance sheets. A rollforward of the liability from December 31, 2015 through September 30, 2016 is as follows:

Lease Exit Costs
Balance accrued at December 31, 2015	$180
Cash payments	(38)
Balance accrued at September 30, 2016	$142

Note 11 - Income Taxes
The following table shows the components of the income tax benefit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current income tax (expense) benefit	$(2)	$51	$(782)	$61
Deferred income tax expense	(22)	(20)	(70)	(21)
Total income tax (expense) benefit	$(24)	$31	$(852)	$40
The effective income tax rate for the three and nine months ended September 30, 2016 was 0.1% and 0.8%, which differs from the federal statutory benefit rate of 35.0%. The difference is primarily due to income from the cancellation of debt which generated a cash tax liability under the alternative minimum tax ("AMT") provisions. Under the AMT provisions, the use of net operating losses ("NOLs") is limited to 90% of a taxpayer's AMT income, thus generating tax on the remaining income. Upon utilization of our NOLs, we will receive a credit for the AMT tax paid to be used against any current income tax obligations subsequently incurred. The AMT liability as of September 30, 2016 was $0.9 million and is included in "Accrued liabilities" on the condensed consolidated balance sheet.
The effective income tax rate for the three and nine months ended September 30, 2015 was near 0%, which differs from the federal statutory rate of 35.0% primarily due to the impact of the impairment of goodwill and the increase in the valuation allowance on deferred tax assets as a result of losses.
We have significant deferred tax assets, consisting primarily of NOLs, which have a limited life, generally expiring between the years 2029 and 2036, and capital losses, which have a five year carryforward expiring in 2020. We regularly assess the positive and negative evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at September 30, 2016 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance has been recorded against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for 2016.

Note 12 - Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
The total grants awarded during the three and nine months ended September 30, 2016 and September 30, 2015 are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock option grants	—	3	—	714
Restricted stock grants	—	—	—	—
Restricted stock unit grants	—	2	1	156
Total grants under the 2009 Plan	—	5	1	870
The total stock-based compensation cost included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	$27	$152	$176	$405
Restricted stock	118	102	321	305
Restricted stock units	107	88	411	1,148
Total stock-based compensation expense	$252	$342	$908	$1,858
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 included accruals totaling $0.5 million and $0.3 million, respectively, for various environmental matters.
Litigation
In the three months ended September 30, 2016, we entered into settlement discussions with a customer relating to allegations that a former employee caused substantial property damage at certain of the customer's operating locations in early 2016. We believe this matter will be resolved by offsetting amounts payable by us in settlement of the customer’s claims against amounts owed by the customer to us for services previously provided. A reserve for this anticipated offset of our trade receivables has been included in "Accrued liabilities" on the condensed consolidated balance sheet as of September 30, 2016.
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
Note 14 - Related Party and Affiliated Company Transactions
Termination of Aircraft Lease Agreement
During the three months ended March 31, 2016, the aircraft lease agreement with an entity owned and controlled by Mark D. Johnsrud, our Chief Executive Officer and Chairman of our board of directors, was terminated. Additionally, during the three months ended March 31, 2016, reimbursements payable to the entity in exchange for use of the aircraft, in the aggregate amount of $45 thousand, were paid in full. There were no remaining reimbursements payable to the entity as of March 31, 2016.
There have been no significant changes to the other related party transactions with Mr. Johnsrud for apartment rentals, purchases of fresh water for resale and use of land where certain of our saltwater disposal wells are situated as described in Note 19 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.
Cost Method Investment - Underground Solutions, Inc.
On February 18, 2016, Aegion Corporation (or "Aegion") announced the completion of the acquisition of Underground Solutions, Inc. (or "UGSI"), an entity in which we held an approximate 7% equity interest, whereby Aegion paid approximately $85.0 million to acquire UGSI. Our total proceeds will be approximately $5.2 million. In April of 2016, we received proceeds of $5.0 million, which exceeded our cost basis of approximately $3.2 million. As such during the three months ended June 30, 2016, we recognized a net gain on the sale of approximately $1.7 million, including approximately $0.1 million in costs incurred by us in the closing. During the three months ended September 30, 2016, we received additional proceeds of $53.0 thousand due to adjustments to the final closing working capital statement. There still remains approximately $0.2 million in escrow pending the review of other final closing adjustments and indemnifications. We expect to receive these funds in August 2017, which would increase our net gain on sale by approximately $0.2 million.
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
As discussed in Note 10, in March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian (or "MidCon") shale area. As a result, revenues and costs associated with revenue generating activities of the MidCon shale area were included in the Southern division for the three months ended March 31, 2015, with minimal or no revenue activity thereafter. As a result of our restructuring in the MidCon, some remaining operating expenses for shut-down activities, as well as depreciation and amortization, neither of which is considered material, have been included in the Southern division for the periods presented.

Financial information for our reportable segments related to continuing operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended September 30, 2016
Revenue	$19,166	$7,877	$8,398	$—	$35,441
Direct operating expenses	13,890	9,311	8,921	—	32,122
General and administrative expenses	1,211	346	455	4,311	6,323
Depreciation and amortization	7,554	3,281	4,121	63	15,019
Operating loss	(3,489)	(10,733)	(7,215)	(4,374)	(25,811)
Loss from continuing operations before income taxes	(3,618)	(10,384)	(7,265)	(17,105)	(38,372)

Nine months ended September 30, 2016
Revenue	63,023	28,342	25,029	—	116,394
Direct operating expenses	49,680	29,005	22,337	—	101,022
General and administrative expenses	4,758	1,875	2,348	18,998	27,979
Depreciation and amortization	23,425	10,590	11,854	201	46,070
Operating loss	(14,840)	(21,153)	(13,937)	(19,199)	(69,129)
Loss from continuing operations before income taxes	(15,088)	(20,984)	(14,016)	(55,365)	(105,453)

As of September 30, 2016
Total assets (a)	223,370	48,916	110,161	5,851	388,298
Total assets held for sale	—	—	582	—	582

Three months ended September 30, 2015
Revenue	41,325	19,825	15,378	—	76,528
Direct operating expenses	30,938	16,414	15,130	—	62,482
General and administrative expenses	1,823	791	703	5,388	8,705
Depreciation and amortization	8,553	4,041	3,985	108	16,687
Operating loss	(104,710)	(1,421)	(4,441)	(5,497)	(116,069)
Loss from continuing operations before income taxes	(104,811)	(1,569)	(4,474)	(17,290)	(128,144)

Nine months ended September 30, 2015
Revenue	158,336	74,549	55,182	—	288,067
Direct operating expenses	115,470	59,906	46,679	—	222,055
General and administrative expenses	5,201	3,716	4,000	18,185	31,102
Depreciation and amortization	26,091	12,028	13,828	518	52,465
Operating loss	(93,147)	(1,224)	(9,923)	(19,096)	(123,390)
Loss from continuing operations before income taxes	(92,909)	(1,756)	(10,037)	(56,093)	(160,795)

As of December 31, 2015
Total assets (a)	263,871	76,472	128,482	53,794	522,619
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.
Note 16 - Discontinued Operations
Our former industrial solutions operating and reportable segment, Thermo Fluids, Inc. ("TFI"), has been classified as discontinued operations since the sale process with various prospective acquirers began in fourth quarter of 2013.

On April 11, 2015, we completed the TFI disposition with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen acquired TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments. Pursuant to the purchase agreement, $4.3 million of the purchase price was deposited into an escrow account, and reported as "Restricted cash" on our condensed consolidated balance sheet, to satisfy our indemnification obligations under the purchase agreement. Any remaining balance in the escrow account after indemnifications and completion of the post-closing working capital reconciliation will be released to us 18 months following the closing date, unless both parties mutually agree to release the remaining balance prior to such date.
The post-closing working capital reconciliation was completed during the three months ended June 30, 2016, and as a result we recorded an additional loss on the sale of TFI of $1.3 million, bringing the total loss on sale to $1.5 million. A total of $3.8 million was released from escrow, of which $2.5 million was returned to us and $1.3 million was paid to Safety-Kleen for the post-closing adjustment and certain indemnification claims, leaving $0.4 million still in escrow for indemnification obligations. The $0.4 million held in escrow as of September 30, 2016, and included in "Restricted cash" on the condensed consolidated balance sheet, was released to us in October 2016 as all indemnification obligations were satisfied.

We recorded losses related to the sale of TFI of $0.0 million and $0.4 million for the three months ended September 30, 2016, and September 30, 2015, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2016, and September 30, 2015, respectively, as a component of "Loss from discontinued operations, net of income taxes" in our condensed consolidated statements of operations.
The following table provides selected financial information of discontinued operations related to TFI (and includes TFI's results through the sale on April 11, 2015):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$19,100

(Loss) income from discontinued operations before income taxes	$—	$—	$—	$1,171
Income tax expense	—	—	—	(265)
(Loss) income from discontinued operations - before sale	$—	$—	$—	$906
Loss on sale of TFI	—	350	(1,235)	(1,724)
Loss from discontinued operations	$—	$350	$(1,235)	$(818)
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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. During the three months ended December 31, 2015, Nuverra Rocky Mountain Pipeline, LLC (or "RMP") was released from all obligations including as guarantor for our debt obligations.

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

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$591	$(4)	$—	$587
Restricted cash	400	687	—	1,087
Accounts receivable, net	—	22,188	—	22,188
Other current assets	2,167	4,839	—	7,006
Assets held for sale	—	582	—	582
Total current assets	3,158	28,292	—	31,450
Property, plant and equipment, net	2,421	338,376	—	340,797
Equity investments	(9,759)	573	9,759	573
Intangible assets, net	—	14,905	—	14,905
Other	400,638	92,596	(492,661)	573
Total assets	$396,458	$474,742	$(482,902)	$388,298
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$558	$3,648	$—	$4,206
Accrued liabilities	5,174	13,107	—	18,281
Current portion of long-term debt	43,937	7,378	—	51,315
Derivative warrant liability	4,426	—	—	4,426
Total current liabilities	54,095	24,133	—	78,228
Deferred income taxes	(32,540)	32,880	—	340
Long-term debt	398,768	6,693	—	405,461
Long-term contingent consideration	—	8,500	—	8,500
Other long-term liabilities	84,104	412,295	(492,661)	3,738
Total shareholders' deficit	(107,969)	(9,759)	9,759	(107,969)
Total liabilities and shareholders' deficit	$396,458	$474,742	$(482,902)	$388,298

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$40,660	$(1,351)	$—	$39,309
Restricted cash	4,250	—	—	4,250
Accounts receivable, net	—	42,188	—	42,188
Other current assets	2,654	6,080	—	8,734
Total current assets	47,564	46,917	—	94,481
Property, plant and equipment, net	2,609	403,579	—	406,188
Equity investments	43,542	581	(40,373)	3,750
Intangible assets, net	—	16,867	—	16,867
Other	404,620	72,137	(475,424)	1,333
Total assets	$498,335	$540,081	$(515,797)	$522,619
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$172	$6,735	$—	$6,907
Accrued liabilities	13,824	16,019	—	29,843
Current contingent consideration	—	8,628	—	8,628
Current portion of long-term debt	492,671	7,038	—	499,709
Total current liabilities	506,667	38,420	—	545,087
Deferred income taxes	(32,488)	32,758	—	270
Long-term debt	—	11,758	—	11,758
Other long-term liabilities	62,427	416,772	(475,424)	3,775
Total shareholders' deficit	(38,271)	40,373	(40,373)	(38,271)
Total liabilities and shareholders' deficit	$498,335	$540,081	$(515,797)	$522,619

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$35,441	$—	$35,441
Costs and expenses:
Direct operating expenses	—	32,122	—	32,122
General and administrative expenses	4,311	2,012	—	6,323
Depreciation and amortization	63	14,956	—	15,019
Impairment of long-lived assets	—	7,788	—	7,788
Total costs and expenses	4,374	56,878	—	61,252
Operating loss	(4,374)	(21,437)	—	(25,811)
Interest expense, net	(14,335)	(321)	—	(14,656)
Other income, net	1,551	493	—	2,044
(Loss) income from equity investments	(21,213)	(2)	21,266	51
Loss from continuing operations before income taxes	(38,371)	(21,267)	21,266	(38,372)
Income tax (expense) benefit	(25)	1	—	(24)
Loss from continuing operations	(38,396)	(21,266)	21,266	(38,396)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net loss attributable to common shareholders	$(38,396)	$(21,266)	$21,266	$(38,396)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$76,528	$—	$76,528
Costs and expenses:
Direct operating expenses	—	62,482	—	62,482
General and administrative expenses	5,388	3,317	—	8,705
Depreciation and amortization	108	16,579	—	16,687
Impairment of goodwill	—	104,721	—	104,721
Other, net	1	1	—	2
Total costs and expenses	5,497	187,100	—	192,597
Operating loss	(5,497)	(110,572)	—	(116,069)
Interest expense, net	(11,793)	(304)	—	(12,097)
Other income, net	—	31	—	31
(Loss) income from equity investments	(110,183)	(9)	110,183	(9)
Loss from continuing operations before income taxes	(127,473)	(110,854)	110,183	(128,144)
Income tax (expense) benefit	(640)	671	—	31
Loss from continuing operations	(128,113)	(110,183)	110,183	(128,113)
Gain from discontinued operations, net of income taxes	350	—	—	350
Net loss attributable to common shareholders	$(127,763)	$(110,183)	$110,183	$(127,763)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$116,394	$—	$116,394
Costs and expenses:
Direct operating expenses	—	101,022	—	101,022
General and administrative expenses	18,998	8,981	—	27,979
Depreciation and amortization	201	45,869	—	46,070
Impairment of long-lived assets	—	10,452	—	10,452
Total costs and expenses	19,199	166,324	—	185,523
Operating loss	(19,199)	(49,930)	—	(69,129)
Interest expense, net	(39,813)	(861)	—	(40,674)
Other income, net	2,574	711	—	3,285
(Loss) income from equity investments	(48,374)	(8)	50,121	1,739
Loss on extinguishment of debt	(674)	—	—	(674)
Loss from continuing operations before income taxes	(105,486)	(50,088)	50,121	(105,453)
Income tax expense	(819)	(33)	—	(852)
Loss from continuing operations	(106,305)	(50,121)	50,121	(106,305)
Loss from discontinued operations, net of income taxes	(1,235)	—	—	(1,235)
Net loss attributable to common shareholders	$(107,540)	$(50,121)	$50,121	$(107,540)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$288,067	$—	$288,067
Costs and expenses:
Direct operating expenses	—	222,055	—	222,055
General and administrative expenses	18,185	12,917	—	31,102
Depreciation and amortization	518	51,947	—	52,465
Impairment of goodwill	—	104,721	—	104,721
Other, net	393	721	—	1,114
Total costs and expenses	19,096	392,361	—	411,457
Operating (loss) income	(19,096)	(104,294)	—	(123,390)
Interest expense, net	(35,986)	(1,151)	—	(37,137)
Other income, net	—	779	—	779
(Loss) income from equity investments	(103,128)	(36)	103,128	(36)
Loss on extinguishment of debt	(1,011)	—	—	(1,011)
Loss from continuing operations before income taxes	(159,221)	(104,702)	103,128	(160,795)
Income tax (expense) benefit	(628)	668	—	40
Loss from continuing operations	(159,849)	(104,034)	103,128	(160,755)
(Loss) income from discontinued operations, net of income taxes	(1,724)	906	—	(818)
Net loss attributable to common shareholders	$(161,573)	$(103,128)	$103,128	$(161,573)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities from continuing operations	$(18,988)	$(334)	$(19,322)
Net cash used in operating activities from discontinued operations	—	—	—
Net cash used in operating activities	(18,988)	(334)	(19,322)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	25	9,929	9,954
Purchase of property, plant and equipment	—	(2,613)	(2,613)
Proceeds from the sale of UGSI	5,032	—	5,032
Change in restricted cash	3,850	(687)	3,163
Net cash provided by investing activities from continuing operations	8,907	6,629	15,536
Net cash used in investing activities from discontinued operations	—	—	—
Net cash provided by investing activities	8,907	6,629	15,536
Cash flows from financing activities:
Proceeds from revolving credit facility	118,533	—	118,533
Payments on revolving credit facility	(176,428)	—	(176,428)
Proceeds from term loan	24,000	—	24,000
Payments for deferred financing costs	(1,084)	—	(1,084)
Issuance of stock	5,000	—	5,000
Payments on vehicle financing and other financing activities	(9)	(4,948)	(4,957)
Net cash used in financing activities from continuing operations	(29,988)	(4,948)	(34,936)
Net cash used in financing activities from discontinued operations	—	—	—
Net cash used in financing activities	(29,988)	(4,948)	(34,936)
Net (decrease) increase in cash	(40,069)	1,347	(38,722)
Cash and cash equivalents - beginning of period	40,660	(1,351)	39,309
Cash and cash equivalents - end of period	591	(4)	587
Less: cash and cash equivalents of discontinued operations - end of period	—	—	—
Cash and cash equivalents of continuing operations - end of period	$591	$(4)	$587

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$41,911	$13,747	$55,658
Net cash used in operating activities from discontinued operations	—	(708)	(708)
Net cash provided by operating activities	41,911	13,039	54,950
Cash flows from investing activities:
Proceeds from TFI sale	78,897	—	78,897
Proceeds from the sale of property and equipment	255	12,084	12,339
Purchase of property, plant and equipment	—	(16,564)	(16,564)
Change in restricted cash	(4,250)	—	(4,250)
Net cash provided by (used in) investing activities from continuing operations	74,902	(4,480)	70,422
Net cash used in investing activities from discontinued operations	—	(181)	(181)
Net cash provided by (used in) investing activities	74,902	(4,661)	70,241
Cash flows from financing activities:
Payments on revolving credit facility	(81,647)	—	(81,647)
Payments on vehicle financing and other financing activities	(147)	(9,321)	(9,468)
Net cash used in financing activities from continuing operations	(81,794)	(9,321)	(91,115)
Net cash used in financing activities from discontinued operations	—	(105)	(105)
Net cash used in financing activities	(81,794)	(9,426)	(91,220)
Net increase (decrease) in cash	35,019	(1,048)	33,971
Cash and cash equivalents - beginning of period	13,801	1,615	15,416
Cash and cash equivalents - end of period	48,820	567	49,387
Less: cash and cash equivalents of discontinued operations - end of period	—	—	—
Cash and cash equivalents of continuing operations - end of period	$48,820	$567	$49,387
Note 18 - Subsequent Events

ABL Facility Amendments

On October 13, 2016 (the “Eleventh Amendment Effective Date”), we entered into an Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”) by and among the Agent, the Lenders, and the Company. The Eleventh Amendment amended the ABL Facility on the Eleventh Amendment Effective Date by amending the refinancing covenant to extend the date by which we were required to refinance the ABL Facility in full from October 14, 2016 to November 4, 2016.

The Eleventh Amendment also included certain other amendments to the ABL Facility (the “Post-Eleventh Amendment Effective Date Amendments”) that would become effective subsequent to the Eleventh Amendment Effective Date if, on or prior to November 4, 2016, the Agent received the proceeds of the Additional Term Loan Debt (as defined in the ABL Facility Amendment) in an amount not less than $10.0 million, which proceeds were to be used to pay down the ABL Facility. The Post-Eleventh Amendment Effective Date Amendments would further amend the ABL Facility by amending the refinancing covenant to extend the date by which we are required to refinance the ABL Facility in full from November 4, 2016 to November 30, 2016. Pursuant to the Eleventh Amendment, it would constitute an immediate event of default under the ABL Facility if, on or prior to November 4, 2016, we had not incurred the Additional Term Loan Debt and used the proceeds to pay down the ABL facility.

On November 4, 2016 (the “Twelfth Amendment Effective Date”), we entered into a Twelfth Amendment to Amended and Restated Credit Agreement (the “Twelfth Amendment”) by and among the Agent, the Lenders, and the Company. The Twelfth

Amendment amended the ABL Facility on the Twelfth Amendment Effective Date by amending the refinancing covenant to extend the date by which we were required to refinance the ABL Facility in full from November 4, 2016 to November 14, 2016. In addition, the Twelfth Amendment extended the date by which we are required to incur the Additional Term Loan Debt and use the proceeds thereof, in an amount not less than $10.0 million, to pay down the ABL Facility, from November 4, 2016 to November 14, 2016. Pursuant to the Twelfth Amendment, it would constitute an immediate event of default under the ABL Facility if, on or prior to November 14, 2016, we do not incur the Additional Term Loan Debt and apply the proceeds as described above.

There can be no assurances that we will be able to refinance the ABL Facility by November 14, 2016, or that any such refinancing would be available to us on attractive or acceptable terms. In addition, there can be no assurances that we will be able to incur the Additional Term Loan Debt and use proceeds of not less than $10.0 million to pay down the ABL Facility by November 14, 2016. Any refinancing of the ABL Facility could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we fail to comply with our refinancing covenant or are unable to obtain the Additional Term Loan Debt and apply the proceeds as described above, we would request a waiver from the Lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default under our other credit facilities and indentures, including the Term Loan and the Indentures governing the 2018 Notes and 2021 Notes. There can be no assurance that the Lenders under the ABL Facility will grant a waiver of any default or that the lenders under the Term Loan will grant a waiver of, or that the holders of our 2018 Notes and 2021 Notes will consent to any waiver of, any cross default, and we currently do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL Facility or our other indebtedness. In the event that we are unable to timely refinance the ABL Facility or incur the the Additional Term Loan Debt and apply the proceeds as described above, or obtain waivers thereof, or otherwise repay or refinance the ABL Facility when due, we may need to seek relief under the United States Bankruptcy Code.

Deferral of Interest Payment

On October 17, 2016, we elected to exercise our 30-day grace period and defer making the approximately $2.0 million in interest payments due October 17, 2016 on our outstanding $40.4 million principal amount of 2018 Notes. Under the 2018 Notes Indenture, we have a 30-day grace period following the October 17, 2016 interest payment date to make the interest payment before an event of default would occur. The occurrence of an event of default under the 2018 Notes Indenture would give the trustee or the holders of at least 25% aggregate principal amount of 2018 Notes the option to declare all of the 2018 Notes due and payable immediately.

Additionally, the occurrence of such an event of default under the 2018 Notes Indenture that would also constitute an event of default under our (i) ABL Facility, (ii) Term Loan Agreement, or (iii) the 2021 Notes Indenture governing our 2021 Notes, would allow the respective administrative agents under the ABL Facility and Term Loan Agreement to declare the principal and accrued and unpaid interest under each agreement immediately due and payable and to exercise all other rights and remedies available to the respective agents and lenders, and allow the trustee or the holders of at least 25% aggregate principal amount of 2021 Notes under the 2021 Notes Indenture the option to declare all of the 2021 Notes due and payable immediately.

We intend to use the grace period to engage in discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure; however, there can be no assurances that any of these strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our debt obligations. In the event we cannot make the interest payment on our 2018 Notes, we may need to seek relief under the United States Bankruptcy Code.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included herein on page 57 and in our filings with the SEC for a description of important factors that could cause actual results to differ from expected results.
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

As a result of our historical acquisition activity to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide, we have accumulated a large level of indebtedness. Due to the continued decline in oil and natural gas prices, and the resulting decrease in drilling and completion activities, there is less demand for our services. The decrease in demand for our services, which we expect to continue through the remainder of 2016 and into 2017, impacts our overall liquidity and our ability to generate sufficient cash to meet our debt obligations and operating needs. Additionally, if the decrease in demand for our services continues for a prolonged period of time, or if we make downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.

In response to our financial results and concerns about long-term liquidity, we have executed a restructuring of our indebtedness, intended to improve liquidity, defer cash interest expense, and preserve value for holders of our common stock. See Note 8 and Note 18 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our restructuring transactions.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices over the past several years have resulted in dramatically reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs, as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. The oil and "wet" gas basins such as the Eagle Ford, Permian Basin, Utica and Bakken shale areas experienced a dramatic decline in oil prices that began in the fourth quarter of 2014, which substantially reduced drilling and completion activity in these areas since that time. We continued to see decreased activity levels during the nine months ended September 30, 2016, and anticipate that the decrease in demand for our services will continue throughout the remainder of 2016 and into 2017.

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

The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue - from predominantly oil shale areas (a)	$21,319	$47,090	$71,092	$198,338
Revenue - from predominantly gas shale areas (b)	14,122	29,438	45,302	89,729
Total revenue	$35,441	$76,528	$116,394	$288,067

Loss from continuing operations before income taxes	$(38,372)	$(128,144)	(105,453)	(160,795)
Loss from continuing operations	(38,396)	(128,113)	(106,305)	(160,755)
EBITDA (c, d)	(8,697)	(99,360)	(18,709)	(71,193)
_________________________

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford and Permian Basin Shale areas.

(b)	Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Utica and Haynesville Shale areas.

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
For trends affecting our business and the markets in which we operate see “Trends Affecting Our Operating Results” in the preceding paragraphs, “Risk Factors — Risks Related to Our Company” in Part I, Item 1A of our 2015 Annual Report on Form 10-K, and the Risk Factors identified on page 57 herein.

Results of Operations
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	September 30,		September 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 vs 2015
Non-rental revenue	$32,143	$71,000	90.7%	92.8%	$(38,857)	(54.7)%
Rental revenue	3,298	5,528	9.3%	7.2%	(2,230)	(40.3)%
Total revenue	35,441	76,528	100.0%	100.0%	(41,087)	(53.7)%
Costs and expenses:
Direct operating expenses	32,122	62,482	90.6%	81.6%	(30,360)	(48.6)%
General and administrative expenses	6,323	8,705	17.8%	11.4%	(2,382)	(27.4)%
Depreciation and amortization	15,019	16,687	42.4%	21.8%	(1,668)	(10.0)%
Impairment of long-lived assets	7,788	—	22.0%	—%	7,788	100.0%
Impairment of goodwill	—	104,721	—%	—%	(104,721)	(100.0)%
Other, net	—	2	—%	—%	(2)	(100.0)%
Total costs and expenses	61,252	192,597	172.8%	251.7%	(131,345)	(68.2)%
Operating loss	(25,811)	(116,069)	(72.8)%	(151.7)%	90,258	(77.8)%
Interest expense, net	(14,656)	(12,097)	(41.4)%	(15.8)%	(2,559)	21.2%
Other income, net	2,095	22	5.9%	—%	2,073	9,422.7%
Loss from continuing operations before income taxes	(38,372)	(128,144)	(108.3)%	(167.4)%	89,772	(70.1)%
Income tax (expense) benefit	(24)	31	(0.1)%	—%	(55)	(177.4)%
Loss from continuing operations	(38,396)	(128,113)	(108.3)%	(167.4)%	89,717	(70.0)%
Gain from discontinued operations, net of income taxes	—	350	—%	0.5%	(350)	(100.0)%
Net loss attributable to common shareholders	$(38,396)	$(127,763)	(108.3)%	(166.9)%	$89,367	(69.9)%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets, and/or through water midstream assets owned by us, to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended September 30, 2016 was $32.1 million, down $38.9 million, or 54.7%, from $71.0 million in the prior year period. Lower drilling and completion activities in all divisions, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in the prior year. The primary driver of the decreased demand was a 41% decline in average operating oil rigs from those operating in the same period in the prior year.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended September 30, 2016 was $3.3 million, down $2.2 million, or 40.3%, from $5.5 million in the prior year period. The decrease was the result of lower utilization of our equipment rental fleet in conjunction with the reduction in drilling and completion activities due to depressed oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2016 decreased $30.4 million to $32.1 million compared to the prior year period. The decrease in direct operating expenses is attributable to lower revenues as a result of decreased activities, as well as our continued focus on our cost-management initiatives. Additionally, direct operating expenses during the three months ended September 30, 2016 and September 30, 2015 included a loss on the sale of assets of $2.6 million and $0.8 million, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2016 amounted to $6.3 million, a decrease of $2.4 million from $8.7 million in the prior year period. The decrease is primarily driven by lower compensation and benefit expenses as a result of headcount reductions in response to the decrease in drilling and completion activities.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2016 was $15.0 million, down $1.7 million, or 10.0%, from $16.7 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending and sold underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers.
Impairment of long-lived assets
During the three months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land, and approved additional assets to be sold under this plan during the three months ended September 30, 2016. These additional assets qualified to be classified as assets held for sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell. This resulted in a long-lived asset impairment charge of $2.1 million for the three months ended September 30, 2016.
Additionally, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the three months ended September 30, 2016, there were indications that the assets in the Haynesville and Marcellus/Utica basins were not recoverable and as a result we recorded long-lived asset impairment charges of $5.7 million.
There were no impairment charges for long-lived assets recorded during the three months ended September 30, 2015. (See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further details on the impairment charges.)
Impairment of goodwill
We recorded goodwill impairment charges of $104.7 million related to our Rocky Mountain division, thereby eliminating all remaining goodwill on the consolidated balance sheet, as a result of our annual impairment test during the three months ended September 30, 2015.

Other, net
We recorded charges of approximately $2.0 thousand in the three months ended September 30, 2015 related to our plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian (or "MidCon") shale area and the Tuscaloosa Marine Shale logistics business. There were no similar costs incurred during the three months ended September 30, 2016.
Interest Expense, net
Interest expense, net during the three months ended September 30, 2016 was $14.7 million, up $2.6 million or 21.2% from $12.1 million in the prior year period. The increase in interest expense compared to the prior year period is primarily attributable to the restructuring of our indebtedness during the three months ended June 30, 2016. As part of this plan, a portion of our 2018 Notes were exchanged for new 2021 Notes whereby the interest due on October 15, 2016 is payable in kind at an annual rate of 12.5%. Additionally, we entered into a new $24.0 million Term Loan with interest payable in kind at 13% compounded monthly. (See Note 8 and 18 in the Notes to the Condensed Consolidated Financial Statements for further details and discussions surrounding our debt restructuring.)
Other Income, net
Other income, net was $2.1 million for the three months ended September 30, 2016 compared to $22.0 thousand in the prior year period. The increase is primarily attributable to the $1.6 million gain associated with the change in fair value of the derivative warrant liability during the three months ended September 30, 2016. We issued warrants with derivative features in connection with our debt restructuring during the three months ended June 30, 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in "Other income, net." (See Note 6, Note 8 and Note 9 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.)
Income Taxes
Income tax expense was $24.0 thousand in the three months ended September 30, 2016, compared to $31.0 thousand in the prior year period. The primary item impacting income taxes for the three months ended September 30, 2016 was income from the cancellation of debt which generated a cash tax liability under the alternative minimum tax ("AMT") provisions. Under the AMT provisions, the use of net operating losses ("NOLs") is limited to 90% of a taxpayer's AMT income, thus generating tax on the remaining income. Upon utilization of our NOLs, we will receive a credit for the AMT tax paid to be used against any current income tax obligations subsequently incurred. The primary items impacting income taxes for the three months ended September 30, 2015 were the tax impact of the impairment of goodwill and the valuation allowance against our deferred tax assets.
We have significant deferred tax assets, consisting primarily of NOLs, which have a limited life, generally expiring between the years 2029 and 2036, and capital losses, which have a five year carryforward expiring in 2020. We regularly assess the positive and negative evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at September 30, 2016 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance has been recorded against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for 2016.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Nine Months Ended		Percent of Revenue
	September 30,		September 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
Non-rental revenue	$107,538	$263,540	92.4%	91.5%	$(156,002)	(59.2)%
Rental revenue	8,856	24,527	7.6%	8.5%	(15,671)	(63.9)%
Total revenue	116,394	288,067	100.0%	100.0%	(171,673)	(59.6)%
Costs and expenses:
Direct operating expenses	101,022	222,055	86.8%	77.1%	(121,033)	(54.5)%
General and administrative expenses	27,979	31,102	24.0%	10.8%	(3,123)	(10.0)%
Depreciation and amortization	46,070	52,465	39.6%	18.2%	(6,395)	(12.2)%
Impairment of long-lived assets	10,452	—	9.0%	—%	10,452	100.0%
Impairment of goodwill	—	104,721	—%	36.4%	(104,721)	(100.0)%
Other, net	—	1,114	—%	0.4%	(1,114)	(100.0)%
Total costs and expenses	185,523	411,457	159.4%	142.8%	(225,934)	(54.9)%
Operating loss	(69,129)	(123,390)	(59.4)%	(42.8)%	54,261	(44.0)%
Interest expense, net	(40,674)	(37,137)	(34.9)%	(12.9)%	(3,537)	9.5%
Other income, net	5,024	743	4.3%	0.3%	4,281	576.2%
Loss on extinguishment of debt	(674)	(1,011)	(0.6)%	(0.4)%	337	(33.3)%
Loss from continuing operations before income taxes	(105,453)	(160,795)	(90.6)%	(55.8)%	55,342	(34.4)%
Income tax (expense) benefit	(852)	40	(0.7)%	—%	(892)	(2,230.0)%
Loss from continuing operations	(106,305)	(160,755)	(91.3)%	(55.8)%	54,450	(33.9)%
Loss from discontinued operations, net of income taxes	(1,235)	(818)	(1.1)%	(0.3)%	(417)	51.0%
Net loss attributable to common shareholders	$(107,540)	$(161,573)	(92.4)%	(56.1)%	$54,033	(33.4)%
Non-Rental Revenue
Non-rental revenue for the nine months ended September 30, 2016 was $107.5 million, down $156.0 million, or 59.2% from $263.5 million in the prior year period. Lower drilling and completion activities in all divisions, as well as pricing pressures, led to lower non-rental revenue as compared to the same period in the prior year. The primary driver of the decreased demand was a 53% decline in average operating oil rigs from those operating in the same period in the prior year.
Rental Revenue
Rental revenue for the nine months ended September 30, 2016 was $8.9 million, down $15.7 million, or 63.9%, from $24.5 million in the prior year period. Similar to the three month comparative periods, the decrease was the result of lower utilization of our equipment rental fleet, in conjunction with the reduction in drilling and completion activities due to depressed oil prices.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2016 were $101.0 million, compared to $222.1 million in the prior year period. The decrease in direct operating expenses is attributable to lower revenues as a result of decreased activities, as well as our continued focus on our cost-management initiatives. Additionally, direct operating expenses during the nine months ended September 30, 2016 and September 30, 2015 included a loss on the sale of assets of $3.3 million and a gain on the sale of assets of $0.5 million, respectively.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2016 amounted to $28.0 million, down $3.1 million from $31.1 million in the prior year period. The decrease in general and administrative expenses during the nine months ended September 30, 2016 is primarily attributable to lower compensation and benefit expenses as a result of headcount reductions in response to the decrease in drilling and completion activities, offset by $10.3 million in legal and professional fees incurred in connection with the restructuring of our indebtedness.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2016 was $46.1 million, down approximately $6.4 million from $52.5 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending and sold underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers.
Impairment of long-lived assets
During the three months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land, and approved additional assets to be sold under this plan during the three months ended September 30, 2016. These assets qualified to be classified as assets held for sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell. This resulted in a long-lived asset impairment charge of $4.8 million for the nine months ended September 30, 2016.
Additionally, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the three months ended September 30, 2016, there were indications that the assets in the Haynesville and Marcellus/Utica basins were not recoverable and as a result we recorded a long-lived asset impairment charge of $5.7 million.
There were no impairment charges for long-lived assets recorded during the nine months ended September 30, 2015. (See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further details on the impairment charges.)
Impairment of goodwill
We recorded goodwill impairment charges of $104.7 million related to our Rocky Mountain division, thereby eliminating all remaining goodwill on the consolidated balance sheet, as a result of our annual impairment test during the three months ended September 30, 2015.

Other, net

We recorded charges of approximately $1.1 million in the nine months ended September 30, 2015 related to our plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area and the Tuscaloosa Marine Shale logistics business. There were no similar costs incurred during the nine months ended September 30, 2016.

Interest Expense, net
Interest expense, net during the nine months ended September 30, 2016 was $40.7 million, or $3.5 million higher than the $37.1 million in the prior year period. The increase is primarily due to the restructuring of our indebtedness during the three months ended June 30, 2016. As part of this plan, a portion of our 2018 Notes were exchanged for new 2021 Notes whereby the interest due on October 15, 2016 is payable in kind at an annual rate of 12.5%. Additionally, we entered into a new $24.0 million Term Loan with interest payable in kind at 13% compounded monthly. (See Note 8 and 18 in the Notes the Condensed Consolidated Financial Statements for further details and discussions surrounding our debt restructuring.)
Other Income, net
Other income, net was $5.0 million for the nine months ended September 30, 2016, up $4.3 million compared to $0.7 million in the prior year period. The increase is attributable to the gain on the sale of UGSI of $1.7 million during the three months ended June 30, 2016 (see Note 14 in the Notes to the Condensed Consolidated Financial Statements). Additionally, we recorded a $2.6 million gain associated with the change in fair value of the derivative warrant liability. We issued warrants with derivative features in connection with our debt restructuring during the three months ended June 30, 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in "Other income, net." (See Note 6, Note 8, and Note 9 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.)
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.7 million for the nine months ended September 30, 2016 compared to $1.0 million in the prior year period. During the six months ended June 30, 2016, we executed two amendments to our ABL Facility, and as a result, we collectively wrote off $0.7 million of unamortized deferred financing costs associated with the ABL Facility. See "Liquidity and Capital Resources - ABL Facility Amendments" later in this section for further discussion on the amendments. During the nine months ended September 30, 2015, in connection with the closing of the Thermo Fluids, Inc (or "TFI") disposition in April 2015, we amended our ABL Facility and wrote off a portion of the unamortized deferred financing costs associated with the ABL Facility of $1.0 million.
Income Taxes
The income tax expense for the nine months ended September 30, 2016 was $0.9 million compared to a benefit of $40.0 thousand in the prior year period. The primary items impacting income taxes for the nine months ended September 30, 2016 was income from the cancellation of debt which generated a cash tax liability under the AMT provisions. Under the AMT provisions, the use of NOLs is limited to 90% of a taxpayer's AMT income, thus generating tax on the remaining income. Upon utilization of our NOLs, we will receive a credit for the AMT tax paid to be used against any current income tax obligations subsequently incurred.
The primary items impacting income taxes for the nine months ended September 30, 2015 were the tax impact of the impairment of goodwill and the valuation allowance against our deferred tax assets as described in the previous discussion of Income Taxes for the three month comparative periods.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital is from borrowings available under our ABL Facility, with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital for 2016 have included cash generated by our operations, restructuring transactions, asset sales and borrowings under our ABL Facility to the extent our borrowing base and financial covenants permit such borrowings. Cash generated by our operations alone is not sufficient to fund operations, and we are dependent on our ability to access borrowings under our ABL Facility. Any inability to access borrowings under our ABL Facility, whether to due to borrowing base or financial covenant limitations or defaults, would result in our need to access additional sources of cash. Additional sources of cash for the remainder of 2016 may include additional asset sales, sale/leaseback transactions, additional debt or equity financings, reductions in our operating costs, and other strategic alternative transactions with our debtholders. There can be no assurances that additional sources of cash will be available to us on satisfactory terms or at all. If we cannot access additional sources of cash as needed, we may be forced to seek relief under the United States Bankruptcy Code. Because funds deposited into our operating bank accounts are swept daily and applied to the outstanding balance under the ABL Facility, even a temporary interruption in our ability to access borrowings under our ABL Facility, whether due to borrowing base or financial covenant limitations, defaults, or otherwise, could have an immediate and material adverse impact on our business operations.
We have incurred loss from continuing operations of $38.4 million and $106.3 million for the three and nine months ended September 30, 2016, respectively, and $128.1 million and $160.8 million for the three and nine months ended September 30, 2015, respectively. Cash used in operating activities was $19.3 million for the nine months ended September 30, 2016. At September 30, 2016, we had cash and cash equivalents of $0.6 million, and $8.3 million of net availability under the ABL Facility.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, we had an accumulated deficit at September 30, 2016, and a net loss for the nine months ended September 30, 2016 and 2015. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. While we have executed a comprehensive strategy to restructure our indebtedness, improve liquidity and reduce costs, including cash interest expense, to sustain operations through the prolonged depression in oil and natural gas prices and the corresponding impact on our business operations, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to generate sufficient liquidity to meet our obligations and operating needs. While we were in compliance with our existing debt arrangements as of September 30, 2016, we recognize that absent an improvement in oil prices, it is likely that we will not have enough liquidity, including cash on hand, to service our debt, operations, and pay-down debt to avoid covenant violations. Failure to comply with any of our debt obligations, or obtain waivers thereof, may cause us to seek relief under the United States Bankruptcy Code. See Note 8 and Note 18 in the Notes to the Condensed Consolidated Financial Statements for details on our debt restructuring in 2016, subsequent entry into the grace period to make our interest payment due October 17, 2016, near-term refinancing deadline under our ABL Facility and discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure.

We used cash on hand and liquidity from our restructuring transactions to repay a portion of our ABL Facility in order to maintain compliance with our ABL Facility financial covenants and to cover the deterioration to our ABL Facility borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. If there is further deterioration to our ABL Facility borrowing base, in the event our cash on hand is not adequate to cover any shortfall, we would be required to seek alternate sources of debt at higher rates of interest, and such debt may not be available to us. See Note 8 in the Notes to the Condensed Consolidated Financial Statements for details on our debt restructuring in 2016.

In addition, our ABL Facility contains a covenant requiring us to refinance the ABL Facility in full on or before November 14, 2016. There can be no assurances that we will be able to refinance the ABL Facility by November 14, 2016, that such refinancing will be available on attractive or acceptable terms, or that such refinancing would provide us with sufficient liquidity to service our debt obligations and operations through the prolonged decline in oil and natural gas prices. In the event we are unable to timely refinance our ABL Facility, or refinance on terms attractive or acceptable to us, it is likely we would not have sufficient liquidity to service our debt obligations and operations and would be in default under our ABL Facility. This would likely cause us to seek relief under the United States Bankruptcy Code. See Note 18 in the Notes to the Condensed Consolidated Financial Statements for details on our ABL Facility refinancing covenant.

On October 17, 2016, we elected to exercise our 30-day grace period and defer making the approximately $2.0 million in interest payments due October 17, 2016 on our outstanding $40.4 million principal amount of 2018 Notes. Under the 2018 Notes Indenture, we have a 30-day grace period following the October 17, 2016 interest payment date to make the interest payment before an event of default would occur. If we fail to make the interest payment within the 30-day grace period, an event of default under the 2018 Notes Indenture will occur and result in cross-defaults under our other credit facilities and indentures. This may cause us to seek relief under the United States Bankruptcy Code.

We intend to use the grace period to engage in discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure; however, there can be no assurances that any of these strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our debt obligations. In the event we cannot make the interest payment on our 2018 Notes, we may need to seek relief under the United States Bankruptcy Code.

The following table summarizes our sources and uses of cash from continuing operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended
	September 30,
Net cash (used in) provided by continuing operations:	2016	2015
Operating activities	$(19,322)	55,658
Investing activities	15,536	70,422
Financing activities	(34,936)	(91,115)
Net (decrease) increase in cash and cash equivalents from continuing operations	$(38,722)	$34,965
As of September 30, 2016, we had cash and cash equivalents of $0.6 million, a decrease of $38.7 million from December 31, 2015. The primary reason for the decrease in cash and cash equivalents is due to net repayments of $57.9 million on our ABL Facility and the execution of an amendment to our guaranty and security agreement related to our ABL Facility in March 2016, which is described in further detail later in this section under "ABL Facility Amendments." This amendment implemented a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. We had an ending balance of $0.7 million in our collection lockbox and certain depository accounts on September 30, 2016, which we have classified as "Restricted cash" on the condensed consolidated balance sheet as this cash is not available for operations and was subsequently swept by the lender on October 1, 2016. The amendment also requires the segregation of all receipts and disbursements in separate bank accounts and limits the end of day balance in our operating bank account to an amount not to exceed $1.0 million.
Operating Activities
Net cash used in operating activities was $19.3 million for the nine months ended September 30, 2016. The net loss from continuing operations, after adjustments for non-cash items, used cash of $25.1 million, compared to cash provided of $1.4 million in the corresponding 2015 period. Changes in operating assets and liabilities provided $5.8 million in cash primarily due to a decrease in accounts receivable as a result of lower activity levels and billings in the current year, offset by a decrease in accounts payable and accrued expenses. The non-cash items and other adjustments included $46.1 million of depreciation and amortization of intangible assets, accrued interest added to debt principal of $20.2 million, a long-lived asset impairment charge of $10.5 million, amortization of debt issuance costs of $4.3 million, a $3.3 million loss on disposal of property, plant and equipment, write off of deferred financing costs of $0.7 million, and stock-based compensation of $0.9 million, partially offset by a $1.7 million gain on the sale of UGSI and a $2.6 million gain resulting from the change in the fair value of the derivative warrant liability.
Net cash provided by operating activities was $55.7 million for the nine months ended September 30, 2015. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $1.4 million. Changes in operating assets and liabilities provided $54.2 million primarily due to a decrease in accounts receivable as a result of increased efforts on collections which was partially offset by a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses. The non-cash items and other adjustments included $104.7 million in impairment of goodwill, $52.5 million of depreciation and amortization of intangible assets, amortization of debt issuance costs of $3.6 million, stock-based compensation of $1.9 million and the write off of deferred financing costs of $1.0 million, partially offset by a $1.2 million gain on disposal of property, plant and equipment.
Investing Activities
Net cash provided by investing activities was $15.5 million for the nine months ended September 30, 2016 and primarily consisted of $10.0 million of proceeds from the sale of property, plant and equipment, $5.0 million in proceeds from the sale of UGSI, and a decrease in restricted cash of $3.2 million due to the release of funds from escrow as a result of the completion of the post-closing working capital reconciliation related to the sale of TFI, partially offset by $2.6 million of purchases of property, plant and equipment.
Net cash provided by investing activities was $70.4 million for the nine months ended September 30, 2015 and consisted primarily of $78.9 million of proceeds from the sale of TFI and $12.3 million of proceeds from the sale of property, plant and equipment, partially offset by $16.6 million of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $34.9 million for the nine months ended September 30, 2016 and was primarily comprised of $57.9 million of net repayments under ABL Facility and $5.0 million of payments on vehicle financing and other financing activities, offset by $24.0 million in proceeds from the issuance of the new Term Loan and $5.0 million due to the issuance of 20,312,500 shares of our common stock, which were deposited in an escrow account, that are to be distributed in the Rights Offering.
Net cash used by financing activities was $91.1 million for the nine months ended September 30, 2015 and consisted of $81.6 million of payments under our ABL Facility and $9.5 million of payments on vehicle financing and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Due to the difficult 2016 macro environment and the corresponding impact of depressed oil and natural gas prices, we have sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures (related to continuing operations) for the nine months ended September 30, 2016 totaled $2.6 million compared to $16.6 million for the nine months ended September 30, 2015. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $10.0 million and $12.3 million in the nine months ended September 30, 2016 and 2015, respectively. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited above. Such equipment additions under capital leases totaled approximately $2.9 million for the nine months ended September 30, 2015. We had no new equipment additions under capital leases in the nine months ended September 30, 2016. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2016 are expected to be financed through cash flow from operations, borrowings under existing or new credit facilities if available, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures. As of September 30, 2016, we had $469.9 million of indebtedness outstanding, consisting of $40.4 million of 2018 Notes, $346.0 million of 2021 Notes, $25.5 million under a Term Loan, $43.9 million under the ABL Facility, and $14.1 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS.
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

Pursuant to the Exchange Offer, we offered to exchange our 2021 Notes and shares of our common stock at a conversion price per share of $0.32 (the “Conversion Price”) for any and all of our 2018 Notes validly tendered and not properly withdrawn at or prior to the expiration date, with the exception of approximately $31.4 million in principal 2018 Notes owned by an entity controlled by Mark D. Johnsrud, our Chairman of the Board and Chief Executive Officer. We settled the Exchange Offer on April 15, 2016 by delivering to tendering holders of the 2018 Notes (i) $327.2 million in aggregate principal amount of the new 2021 Notes to those tendering holders electing to exchange for 2021 Notes and $0.9 million in shares of common stock converted at the Conversion Price to those tendering holders electing to exchange for common stock and (ii) a pro-rata share (based on the aggregate principal amount of the 2018 Notes validly tendered) of penny warrants sufficient to purchase 10% of shares of our common stock (the "Exchange Warrants"). In addition, $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud were canceled upon closing of the Exchange Offer, and converted to shares of our common stock on May 26, 2016 at the Conversion Price, following shareholder approval at the May 20, 2016 Special Meeting of Shareholders to approve an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock, par value $0.001 per share, from 50 million to 350 million (the "Johnsrud Note Conversion"). As a result of the exchange, a total of 101,071,875 shares of common stock were issued, with 2,837,500 to tendering holders electing to exchange their 2018 Notes for common stock, and 98,234,375 for the Johnsrud Note Conversion.

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

In connection with the issuance of the new 2021 Notes, we entered into a new Indenture that governs the terms of the new 2021 Notes, dated as of April 15, 2016, between the Company, Wilmington Savings Fund Society, FSB, as Trustee, and the Guarantors party thereto. Pursuant to the new Indenture, the 2021 Notes will mature on April 15, 2021. Interest is paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 is paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity. As a result, our annual cash interest payment obligations were reduced by approximately $17.8 million for 2016, $17.9 million for 2017 and $8.6 million through April 15, 2018. Interest on the 2021 Notes accrues from the most recent date interest has been paid, or if no interest has been paid, from and including the issue date. The 2021 Notes are secured by junior liens on the same collateral as our ABL Facility and rank equal in right of payment to all senior indebtedness and senior to all subordinated indebtedness of the Company. The 2021 Notes are guaranteed by our subsidiaries.

Upon settlement of the Exchange Offer, there remained outstanding approximately $40.4 million aggregate principal amount of 2018 Notes. Ongoing semi-annual interest expense with respect to the remaining 2018 Notes is approximately $2.0 million. In addition, based on the completion of the Exchange Offer, consents from each exchanging holder of the 2018 Notes for the waiver of certain provisions of the 2018 Notes Indenture became effective. The consents, among other things, waive substantially all of the restrictive covenants in the 2018 Notes Indenture and potential defaults arising from non-compliance with such waived covenants. See the "Deferral of Interest Payment" section in Note 18 on "Subsequent Events" for further discussion on the October 17, 2016 interest payment for the 2018 Notes.

Term Loan

Concurrent to the Exchange Offer we entered into a $24.0 million Term Loan funded by certain holders of the 2018 Notes that were also parties to the Restructuring Support Agreement. The Term Loan accrues interest at a rate of 13% compounded monthly to be paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest is due April 15, 2018. The Term Loan is subject to a minimum EBITDA covenant that is identical in all respects to the minimum EBITDA covenant applicable to the ABL Facility. To the extent actual EBITDA (as defined by the Term Loan) falls short of the minimum EBITDA targets, the Term Loan accrues interest at a rate of 17%. The Term Loan is secured by junior liens on the same collateral as our ABL Facility and guaranteed by our subsidiaries. In connection with the Term Loan, we entered into a warrant agreement with the lenders under the Term Loan, pursuant to which, as a commitment fee for entering into the Term Loan, the lenders received warrants to purchase up to 5% of our then-outstanding stock at an exercise price of $0.01 per share (the "Term Loan Warrants").

The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion and the Rights Offering. The Warrants are discussed in greater detail in Note 9 on "Derivative Warrants" and the Rights Offering was previously discussed in the "Rights Offering" section of Note 3.

Proceeds from the Term Loan were applied to pay down a portion of the outstanding balance of the ABL Facility and were reborrowed by us to fund the April 15, 2016 interest payment on the 2018 Notes and pay related transaction fees and expenses.

On June 30, 2016, we entered into a First Amendment to Term Loan Credit Agreement (the “Term Loan Agreement Amendment”) by and among the Required Lenders (as defined therein) and the Company, which amended the Term Loan Credit Agreement, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB, as administrative agent (the “Agent”), the lenders party thereto (the “Lenders”), and the Company, as borrower (the “Term Loan Agreement”).

The Term Loan Agreement Amendment amended the Term Loan Agreement by amending the minimum EBITDA financial maintenance covenant to conform to the revised minimum EBITDA financial maintenance covenant provided by the Eighth Amendment to Amended and Restated Credit Agreement (discussed below) through December 31, 2016, modifying the applicable periods for measurement and reducing the applicable amounts required to be achieved for each period. In connection with the Term Loan Agreement Amendment, we paid a non-refundable amendment fee in the amount of $0.1 million to the Lenders, pro-rata to their respective commitment amount under the Term Loan Agreement, which was capitalized as deferred financing costs during the three months ended June 30, 2016.

On September 22, 2016, we entered into a Second Amendment to the Term Loan Credit Agreement (the "Second Term Loan Agreement Amendment") by and among the Required Lenders and the Company, which further amended the Term Loan Agreement. The Second Term Loan Agreement Amendment further amended the Term Loan Agreement to permit the Company to reinstate Mr. Johnsrud's annual base salary to $700,000. Mr. Johnsrud previously agreed to a voluntary reduction in his annual base salary from $700,000 to $1.

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

In addition, we agreed to certain fees that would be payable to the Lenders upon early termination of the ABL Facility as a result of acceleration, bankruptcy or otherwise, unless amounts outstanding under the ABL Facility are paid in full. In connection with the Sixth ABL Facility Amendment we incurred amendment fees of approximately $0.6 million which were capitalized as deferred financing costs during the three months ended March 31, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.4 million which were included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended March 31, 2016.

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

In connection with the Eighth ABL Facility Amendment we incurred amendment fees of approximately $0.4 million which were capitalized as deferred financing costs during the three months ended June 30, 2016. Further, we wrote off a portion of the unamortized deferred financing costs associated with our ABL Facility of approximately $0.3 million which were included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended June 30, 2016.

On August 5, 2016, we entered into a Ninth Amendment (the "Ninth Amendment") to the ABL Facility by and among the Agent, the Lenders, and the Company. The Ninth Amendment amended the ABL Facility by removing the requirement to consummate the Rights Offering by a date certain, and required us to remit to Agent by August 5, 2016 the $5.0 million deposited into escrow by Mr. Johnsrud, securing Mr. Johnsrud's backstop obligations under the Rights Offering. In connection with the amendment to the Escrow Agreement discussed in Note 3 under "Rights Offering," the $5.0 million backstop obligation was released from escrow and irrevocably funded to us and we timely remitted such funds to the Agent in order to comply with the covenant under the Ninth Amendment.

On September 29, 2016, we entered into a Tenth Amendment (the "Tenth Amendment") to the ABL Facility by and among the Agent, the Lenders, and the Company. The Tenth Amendment amended the ABL Facility by (i) amending the refinancing covenant to extend the date by which we are required to refinance the ABL Facility in full from September 30, 2016 to October 14, 2016, and (ii) increasing the applicable margin on LIBOR Rate and Base Rate Loans and the Applicable Unused Line Fee Percentage (as defined in the ABL Facility). The ABL Facility was further amended to amend the refinancing covenant to extend the date by which we are required to refinance the ABL Facility. See Note 18 on Subsequent Events for further discussion on the ABL Facility refinancing.

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
The ABL Facility and Term Loan contain certain financial covenants, including a minimum EBITDA covenant. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined by the ABL Facility). As of September 30, 2016, we remained in compliance with our debt covenants and availability under the ABL Facility was $8.3 million, after applying the availability block and other availability restrictions.

During the three months ended March 31, 2016, the Agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. The redetermination resulted in an approximately $21.0 million decline in our borrowing base and availability under the ABL Facility. Due to this decrease in our borrowing base and the implementation of the daily sweep of our lockbox and certain depository bank accounts, we made cumulative payments of $176.4 million during the nine months ended September 30, 2016, offset by borrowings of $118.5 million, thus reducing the amount outstanding under the ABL Facility from $101.8 million as of December 31, 2015 to $43.9 million as of September 30, 2016.
The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the Agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four full appraisals including two field examinations, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At September 30, 2016 we had $8.3 million of net availability under the ABL Facility. During the remainder of 2016, we expect further deterioration to our ABL borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. During the nine months ended September 30, 2016, we reduced the outstanding balance of the ABL Facility by $57.9 million, a portion of which was made to cover the borrowing base deterioration. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments if necessary.
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
The covenants described above are subject to important exceptions and qualifications. The continued effect of low oil and natural gas prices will negatively impact our compliance with our covenants, and we cannot guarantee that we will satisfy those requirements. If we do not obtain a long term waiver for any breached covenants, such breach would result in a default under the Indentures, ABL Facility or other debt obligations, or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross acceleration and cross-default rights under our other credit facilities and indentures. If the amounts outstanding under the 2018 Notes and 2021 Notes, or any other indebtedness outstanding at such time, were to be accelerated or were the subject of foreclosure actions, we cannot guarantee that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. We cannot guarantee that we will be granted waivers or amendments to the Indentures governing the 2018 Notes and 2021 Notes, the ABL Facility, the Term Loan, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder. Any such limitations on borrowing under our ABL Facility could have a material adverse impact on our liquidity. Failure to comply with any of our debt obligations, or obtain waivers thereof, may cause us to seek relief under the United States Bankruptcy Code.
Subsequent Events Related to Indebtedness

ABL Facility Amendments

On October 13, 2016 (the “Eleventh Amendment Effective Date”), we entered into an Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”) by and among the Agent, the Lenders, and the Company. The Eleventh Amendment amended the ABL Facility on the Eleventh Amendment Effective Date by amending the refinancing covenant to extend the date by which we were required to refinance the ABL Facility in full from October 14, 2016 to November 4, 2016.

The Eleventh Amendment also included certain other amendments to the ABL Facility (the “Post-Eleventh Amendment Effective Date Amendments”) that would become effective subsequent to the Eleventh Amendment Effective Date if, on or

prior to November 4, 2016, the Agent received the proceeds of the Additional Term Loan Debt (as defined in the ABL Facility Amendment) in an amount not less than $10.0 million, which proceeds were to be used to pay down the ABL Facility. The Post-Eleventh Amendment Effective Date Amendments would further amend the ABL Facility by amending the refinancing covenant to extend the date by which we are required to refinance the ABL Facility in full from November 4, 2016 to November 30, 2016. Pursuant to the Eleventh Amendment, it would constitute an immediate event of default under the ABL Facility if, on or prior to November 4, 2016, we had not incurred the Additional Term Loan Debt and used the proceeds to pay down the ABL facility.

On November 4, 2016 (the “Twelfth Amendment Effective Date”), we entered into a Twelfth Amendment to Amended and Restated Credit Agreement (the “Twelfth Amendment”) by and among the Agent, the Lenders, and the Company. The Twelfth Amendment amended the ABL Facility on the Twelfth Amendment Effective Date by amending the refinancing covenant to extend the date by which we were required to refinance the ABL Facility in full from November 4, 2016 to November 14, 2016. In addition, the Twelfth Amendment extended the date by which we are required to incur the Additional Term Loan Debt and use the proceeds thereof, in an amount not less than $10.0 million, to pay down the ABL Facility, from November 4, 2016 to November 14, 2016. Pursuant to the Twelfth Amendment, it would constitute an immediate event of default under the ABL Facility if, on or prior to November 14, 2016, we do not incur the Additional Term Loan Debt and apply the proceeds as described above.

There can be no assurances that we will be able to refinance the ABL Facility by November 14, 2016, or that any such refinancing would be available to us on attractive or acceptable terms. In addition, there can be no assurances that we will be able to incur the Additional Term Loan Debt and use proceeds of not less than $10.0 million to pay down the ABL Facility by November 14, 2016. Any refinancing of the ABL Facility could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we fail to comply with our refinancing covenant or are unable to obtain the Additional Term Loan Debt and apply the proceeds as described above, we would request a waiver from the Lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure the default through repayment of the facility would create an event of cross default under our other credit facilities and indentures, including the Term Loan and the Indentures governing the 2018 Notes and 2021 Notes. There can be no assurance that the Lenders under the ABL Facility will grant a waiver of any default or that the lenders under the Term Loan will grant a waiver of, or that the holders of our 2018 Notes and 2021 Notes will consent to any waiver of, any cross default, and we currently do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL Facility or our other indebtedness. In the event that we are unable to timely refinance the ABL Facility or incur the the Additional Term Loan Debt and apply the proceeds as described above, or obtain waivers thereof, or otherwise repay or refinance the ABL Facility when due, we may need to seek relief under the United States Bankruptcy Code.

Deferral of Interest Payment

On October 17, 2016, we elected to exercise our 30-day grace period and defer making the approximately $2.0 million in interest payments due October 17, 2016 on our outstanding $40.4 million principal amount of 2018 Notes. Under the 2018 Notes Indenture, we have a 30-day grace period following the October 17, 2016 interest payment date to make the interest payment before an event of default would occur. The occurrence of an event of default under the 2018 Notes Indenture would give the trustee or the holders of at least 25% aggregate principal amount of 2018 Notes the option to declare all of the 2018 Notes due and payable immediately.

Additionally, the occurrence of such an event of default under the 2018 Notes Indenture that would also constitute an event of default under our (i) ABL Facility, (ii) Term Loan Agreement, or (iii) the 2021 Notes Indenture governing our 2021 Notes, would allow the respective administrative agents under the ABL Facility and Term Loan Agreement to declare the principal and accrued and unpaid interest under each agreement immediately due and payable and to exercise all other rights and remedies available to the respective agents and lenders, and allow the trustee or the holders of at least 25% aggregate principal amount of 2021 Notes under the 2021 Notes Indenture the option to declare all of the 2021 Notes due and payable immediately.

We intend to use the grace period to engage in discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure; however, there can be no assurances that any of these strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our debt obligations. In the event we cannot make the interest payment on our 2018 Notes, we may need to seek relief under the United States Bankruptcy Code.

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
The table below provides the reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Loss from continuing operations	$(38,396)	$(128,113)	$(106,305)	$(160,755)
Depreciation and amortization	15,019	16,687	46,070	52,465
Interest expense, net	14,656	12,097	40,674	37,137
Income tax expense (benefit)	24	(31)	852	(40)
EBITDA	$(8,697)	$(99,360)	$(18,709)	$(71,193)
Off Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance-sheet arrangements other than operating leases that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the nine months ended September 30, 2016 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
As disclosed in our Current Report on Form 8-K filed on April 1, 2016, our Executive Vice President and Chief Financial Officer resigned from that position effective April 1, 2016. As a result, there have been changes in the individuals responsible for executing the controls over our financial reporting; however, we continue to execute our business processes under the same controls and we do not believe this organizational change materially affects, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, we had outstanding 150.7 million shares of common stock and also (i) 0.9 million shares of our common stock issuable under employee benefit plans, (ii) the Exchange Warrants exercisable for 14.1 million shares of our common stock at an exercise price equal to $0.01 per share, and (iii) the First Lien Term Loan (or "FLTL") Warrants exercisable for 7.6 million shares of our common stock at an exercise price of $0.01 per share. If the shares issuable under employee stock purchase plans are issued or the Warrants are exercised and the shares of common stock are issued pursuant to the employee stock purchase plans or upon such exercise are sold, our common shareholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the market price of our shares of common stock. In addition, holders of the Warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the Warrants. Further, during the time that the foregoing securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.

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

We have executed a plan to restructure our outstanding indebtedness. The completion of our plan to restructure our indebtedness, including the conversion of Mr. Johnsrud’s 2018 Notes and the Rights Offering, will result in substantial dilution to our existing shareholders. As part of the exchange offer for our 2018 Notes, we converted approximately $31.4 million aggregate principal amount of the 2018 Notes for our common stock at a conversion price per share of $0.32 (the “Conversion Price”) which were held by an entity controlled by Mr. Mark D. Johnsrud, our Chief Executive Officer and Chairman of the board of directors.  Mr. Johnsrud received approximately 98.3 million shares for the conversion of his 2018 Notes.  In addition, as part of our debt restructuring plan, we will pursue an equity rights offering (the “Rights Offering”), in which all holders of our common stock will be granted the right to participate. Each shareholder who participates in the Rights Offering will have the right to subscribe for a pro rata share of $5.0 million of common stock exercisable at a 20% discount to the Conversion Price. The Rights Offering has been postponed indefinitely due to ongoing discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure. Mr. Johnsrud agreed to backstop the Rights Offering in exchange for a 5% backstop fee. We have issued approximately 20.3 million shares of common stock to Mr. Johnsrud, which includes the backstop fee of approximately 0.8 million shares of common stock, which are being held in an escrow account until the occurrence of the Rights Offering or other specified events, including failure to consummate the Rights Offering by November 15, 2016.

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

Risk Factors Related To Our Company and Our Indebtedness

Our ABL Facility contains a covenant requiring us to refinance the ABL Facility in full on or before November 14, 2016 and has a maturity date of December 31, 2016. In addition, our ABL Facility requires us to pay to Agent the proceeds of the Additional Term Loan Debt in an amount not less than $10.0 million on or before November 14, 2016. There can be no assurances that we will be able to timely refinance the ABL Facility, that any such refinancing would be available to us on attractive or acceptable terms, or that we will be able to otherwise obtain funds by selling assets or raising equity to repay the ABL Facility when due. In addition, there can be no assurances that we will be able to pay to Agent the Additional Term Loan Debt. Failure to timely refinance the ABL Facility or pay the Additional Term Loan Debt, or obtain waivers thereof, or repay the ABL Facility when due, may cause us to seek relief under the United States Bankruptcy Code (the “Bankruptcy Code”),

which will adversely affect our financial condition and impair potential recoveries by creditors, including the lenders under our ABL Facility and the Term Loan and holders of our 2018 Notes and 2021 Notes, and by holders of our common stock.

Our ABL Facility contains a covenant requiring us to refinance the ABL Facility in full on or before November 14, 2016 and has a maturity date of December 31, 2016. In addition, our ABL Facility requires us to pay to Agent the Additional Term Loan Debt in an amount not less than $10.0 million on or before November 14, 2016, which will be used to pay down the ABL Facility. There can be no assurances that we will be able to refinance the ABL Facility by November 14, 2016 or that any such refinancing would be available to us on attractive or acceptable terms. In addition, there can be no assurances that we will be able to pay to Agent the Additional Term Loan Debt. Any refinancing of the ABL Facility could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we fail to comply with our refinancing covenant or pay the Additional Term Loan Debt, we would request a waiver from the lenders or may be required to repay the outstanding balance of the ABL Facility. Failure to obtain a waiver or cure any default through repayment of the facility would create an event of cross default under our other credit facilities and indentures, including the Term Loan and the Indentures governing the 2018 Notes and 2021 Notes. There can be no assurance that the lenders under the ABL Facility will grant a waiver of any covenant default or that the lenders under the Term Loan will grant a waiver of, or that the holders of our 2018 Notes and 2021 Notes will consent to any waiver of, any cross default, and we currently do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL Facility or our other indebtedness. Even if a waiver of the refinancing covenant can be obtained, we do not have sufficient liquidity, including cash on hand, to repay the outstanding balance of the ABL Facility as required on November 14, 2016 or upon maturity on December 31, 2016. If we are unable to refinance our ABL Facility, we may need to dispose of assets or operations or issue equity to obtain necessary funds to repay the outstanding balance of the ABL Facility. In the event we are required to dispose of material assets or operations in order to repay our ABL Facility, we cannot provide assurance that we could effect these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our obligations. Any issuance of equity in connection with repayment of our ABL Facility could be materially dilutive to existing shareholders. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all. In the event that we are unable to timely refinance the ABL Facility or pay to Agent the Additional Term Loan Debt, or obtain waivers thereof, or repay the ABL Facility when due, we may need to restructure under the Bankruptcy Code, which will adversely affect our financial condition and impair potential recoveries by creditors, including the lenders under our ABL Facility and the Term Loan, holders of our 2018 Notes and 2021 Notes, and by holders of our common stock.

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

We may not be able to generate a sufficient amount of cash flow to meet our debt service obligations or to fund our other liquidity needs, which could adversely affect our ability to raise additional capital to fund operations and require us to seek other strategic alternatives to address our liquidity needs and debt service obligations.

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

On October 17, 2016, we elected to exercise our 30-day grace period and defer making the approximately $2 million in interest payments due October 17, 2016 on our outstanding approximately $40 million principal amount of 2018 Notes. Under the indenture governing our 2018 Notes, the Company has a 30-day grace period following the October 17, 2016 interest payment date to make the interest payment before an event of default would occur. The Company is using the 30-day grace period to engage in discussions with its debtholders regarding strategic alternatives to improve the Company’s long-term capital structure.

The occurrence of an event of default under the indenture governing our 2018 Notes would give the trustee or the holders of at least 25% aggregate principal amount of the 2018 Notes the options to declare all of the 2018 Notes due and immediately payable. An event of default would also trigger cross defaults under our other debt obligations. An event of default would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

As discussed above, we are currently evaluating strategic alternatives to address the Company’s liquidity issues and debt service obligations, but we cannot assure you that any of these strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations.

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

We may need to seek the protection of the Bankruptcy Court, which may harm our business and place equity holders at significant risk of losing all of their interests in the Company.

We are in the process of analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives through a private restructuring. However, a filing under Chapter 11 of the U.S. Bankruptcy Code may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a proceeding related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a Chapter 11 proceeding continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that implementation of a strategic transaction or alternative or a bankruptcy proceeding is likely to result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in our Company.

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

10.1
Ninth Amendment to Amended and Restated Credit Agreement, dated as of August 5, 2016, by and among the Agent, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016).

10.2
Second Amendment to Term Loan Credit Agreement, dated as of September 22, 2016, by and among the Required Lenders and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2016).

10.3
Tenth Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2016, by and among the Agent, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).

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

Date:	November 7, 2016

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)