Form 10-K
period 2016-12-31
Nuverra Environmental Solutions, Inc.
filed 2017-04-14
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5.4 million based on the closing sale price on such date as reported on the OTCQB. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
The number of shares outstanding of the registrant’s common stock as of March 31, 2017 was 150,940,973.
__________________________________
Documents Incorporated by Reference
None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	the expected timing and benefits of our contemplated restructuring under chapter 11 of the United States Bankruptcy Code to improve our long-term capital structure;

•	our ability to continue operations without interruption prior to and throughout a chapter 11 proceeding;

•	our ability to continue to meet the needs of our employees, customers, and vendors;

•	our ability to successfully commence and consummate the restructuring transactions;

•	our limited liquidity to meet debt obligations and operating needs;

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, including the prolonged decline in oil and natural gas prices; and

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions.
You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “might,” “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” or similar expressions, and variations or negatives of these words.
These forward-looking statements are based on information available to us as of the date of this Annual Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include, among others:

•	risks and uncertainties associated with the restructuring process, including our inability to obtain confirmation of a plan under chapter 11 of the United States Bankruptcy Code;

•	failure to implement the restructuring to improve our liquidity and long-term capital structure, and to address our debt service obligations;

•	the current default under our asset-based revolving credit facility and related cross-defaults under our term loan and indentures governing our notes;

•	the potential that the holders of our indebtedness may initiate foreclosure actions;

•	failure to make the scheduled interest payments under the agreements governing our debt obligations, including the upcoming interest payments on our notes;

•	failure to timely satisfy certain conditions and milestones under the restructuring support agreement;

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our chapter 11 filing;

•
difficulties encountered in restructuring our debt in the chapter 11 bankruptcy proceeding, including our ability to obtain approval of the bankruptcy court with respect to motions or other requests made to the bankruptcy court, including maintaining strategic control as debtor-in-possession;

•	the effects of the restructuring on the Company and the interests of various constituents, including the holders of our common stock and notes;

•	the length of time that the Company will operate under chapter 11 protection and the availability of financing during the pendency of the proceedings;

•	the potential adverse effects of the chapter 11 proceedings on our liquidity and results of operations;

•	increased advisory costs to execute a reorganization;

•	risks of successfully consummating the restructuring within the time frames or on the terms contemplated;

•	the ability to successfully consummate the bankruptcy proceeding;

•
risks associated with our indebtedness, including changes to interest rates, deterioration in the value of our machinery and equipment or accounts receivables, our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including the indentures governing our notes;

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

•
risks associated with our capital structure, including our ability to restructure our indebtedness to access necessary funding to generate sufficient operating cash flow to meet our debt service obligations;

•
changes in customer drilling, completion and production activities, operating methods and capital expenditure plans, including impacts due to low oil and/or natural gas prices or the economic or regulatory environment;

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

•
risks associated with the operation, construction and development of saltwater disposal wells, solids and liquids treatment and transportation assets, landfills and pipelines, including access to additional locations and rights-of-way, environmental remediation obligations, unscheduled delays or inefficiencies and reductions in volume due to micro- and macro-economic factors or the availability of less expensive alternatives;

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

•
the impact of changes in laws and regulation on waste management and disposal activities, including those impacting the delivery, storage, collection, transportation, treatment and disposal of waste products, as well as the use or reuse of recycled or treated products or byproducts;

•	control of costs and expenses;

•	present and possible future claims, litigation or enforcement actions or investigations;

•
natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism, or extreme weather conditions, that may impact our business locations, assets, including wells or pipelines, distribution channels, or which otherwise disrupt our or our customers’ operations or the markets we serve;

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
Overview
Nuverra Environmental Solutions, Inc. is a leading provider of comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. We provide one-stop, total environmental solutions and wellsite logistics management, including delivery, collection, treatment, recycling, and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas. Headquartered in Scottsdale, Arizona, Nuverra Environmental Solutions, Inc. was incorporated in Delaware on May 29, 2007 as “Heckmann Corporation.” On May 16, 2013, we changed our name to Nuverra Environmental Solutions, Inc. Our address is 14624 N. Scottsdale Road, Suite 300, Scottsdale, AZ 85254, and our website is http://www.nuverra.com. The contents of our website are not a part of this Annual Report on Form 10-K and shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we incorporate any such content into such future filing by specific reference thereto.
We utilize a broad array of assets to meet our customers' logistics and environmental management needs. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment and processing facilities, and liquid and solid waste disposal sites. We provide a suite of solutions to customers who demand safety, environmental compliance and accountability from their service providers.
The following chart describes our focus on providing comprehensive environmental and logistics management solutions that we currently provide or are in the process of implementing and the assets we utilize to execute on our strategy:

	Logistics	Disposal	Treatment	Water Midstream
Solutions	-Delivery of fresh water and (beginning in 2017) proppant to drilling sites -Delivery of drilling mud -Water procurement -Staging and storage of equipment and materials -Rental of wellsite equipment	-Liquid waste from hydraulic fracturing -Liquid waste from ongoing well production -Solid drilling waste	-Liquid and solid waste from drilling, completion and ongoing well production -Separation of hydrocarbons from oily waste water -Recycling of produced water for reuse in well completion activities
-Collection and transportation of produced water from wellsites to disposal network via fixed pipeline system
-Supplying fresh water for drilling and completion via pipeline system
-Gathering systems for collection and transportation of flowback and produced water to disposal wells

Assets	-More than 760 trucks -Approximately 5,220 tanks -60 miles of produced water collection pipeline
-Appalachian Water Services, LLC (“AWS”) plant: a wastewater treatment recycling facility designed to treat and recycle water involved in the hydraulic fracturing process in the Marcellus Shale area
-Thermal treatment assets for solid drilling waste
-50 liquid waste disposal wells -Solid waste landfill
Our shale solutions business consists of operations in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale areas: includes our operations in the Bakken and Eagle Ford Shale areas. During 2016, 61% of our revenues from continuing operations were derived from these shale areas.

•	Natural gas shale areas: includes our operations in the Marcellus, Utica, and Haynesville Shale areas. During 2016, 39% of our revenues from continuing operations were derived from these shale areas.

We support our customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas from shale formations. Current services include: (i) logistics management, including via procurement, delivery, collection, storage, treatment, recycling and disposal of solid and liquid materials and waste products; (ii) temporary and permanent water midstream assets, consisting of temporary and permanent pipeline facilities and other water management infrastructure assets; (iii) equipment rental and staging services; and (iv) other ancillary services for E&P companies focused on the extraction of oil and natural gas resources from shale formations.
As part of our environmental and logistics management solutions for water and water-related services, we serve E&P customers seeking fresh water acquisition, temporary or permanent water transmission and storage, transportation, treatment or disposal of fresh flowback and produced water in connection with shale oil and natural gas hydraulic fracturing operations. We also provide services for water pit excavations, well site preparation and well site remediation. We own a 60-mile underground pipeline network in the Haynesville Shale area for the collection of produced water, a fleet of more than 760 trucks for delivery and collection, and approximately 5,220 storage tanks. We also own or lease 50 operating saltwater disposal wells in the Bakken, Marcellus/Utica, Haynesville, and Eagle Ford Shale areas. Additionally, we own Appalachian Water Services, LLC (“AWS”) which operates a wastewater treatment facility specifically designed to treat and recycle water resulting from the hydraulic fracturing process in the Marcellus Shale area.

As part of our environmental and logistics management solutions for solid materials, we provide collection, transportation, treatment and disposal options for solid waste generated by drilling and completion activities, including an oilfield solids disposal landfill that we own and operate in the Bakken Shale area. The landfill is located on a 50-acre site with current permitted capacity of more than 1.7 million cubic yards of airspace. We believe that permitted capacity at this site could be expanded up to a total of 5.8 million cubic yards in the future. During 2014, we completed construction of an advanced solids processing and recycling facility at the landfill site in North Dakota which is named TerrafficientSM, and enables E&P operators to recycle and re-use drill cuttings, bypassing the need for wellsite cuttings pits or special-purpose landfills. Beginning in early 2017, we expanded our service offering to include delivery and staging of proppant for use in well completion activities. Proppant typically consists of silica sand, treated sand or man-made ceramic materials and is used to prop open fissures created by hydraulic fracturing thereby allowing the release of hydrocarbons from the fractured shale formation.
Our shale solutions business is comprised of three geographically distinct divisions, which are further described in Note 20 of the Notes to Consolidated Financial Statements herein:

•	Northeast Division: comprising the Marcellus and Utica Shale areas;

•	Southern Division: comprising the Haynesville and Eagle Ford Shale areas; and

•	Rocky Mountain Division: comprising the Bakken Shale area.
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
Our Customers are Highly Focused on Environmental Responsibility and Regulatory Compliance.
Our customers are committed to conducting their operations with high levels of environmental responsibility and regulatory compliance. They value a national environmental solutions provider that is focused on the safe and responsible delivery, collection, treatment, recycling, and disposal of their restricted products. There is a high level of scrutiny on the environmental impact of shale oil and natural gas drilling and production. As a result, we believe there is significant demand for Nuverra’s focus on surface environmental matters.

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
Differentiated Value Proposition.
We continue to believe the future, long-term growth of domestic production of oil and natural gas in unconventional shale basins presents a unique growth opportunity for companies such as ours that provide comprehensive environmental solutions in a one-stop business model. Despite the prolonged downturn in oil prices, many industry experts and financial analysts are forecasting continuing advances in drilling and completion techniques in the unconventional shale basins in which we operate. These new techniques require significant environmental solutions to manage restricted waste products, and our customers remain committed to the responsible and safe handling of these products. As such, we believe our strategy to provide comprehensive environmental solutions, from collection through treatment, recycling or disposal, provides us with a strong competitive advantage. Many of our competitors offer only a single component of this value chain, with environmental solutions comprising a component of their overall business services. We believe our focus on the spectrum of surface-related environmental solutions makes it possible for us to provide customers with a consistent, compliant, professional, and highly differentiated value proposition.
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
Utilize Our Leading Transportation and Logistics Network to Expand Treatment, Recycling, Disposal, Rental and Water Solutions.
We intend to leverage our advanced transportation and logistics system to expand our treatment, recycling, disposal, rental and water midstream pipeline solutions in order to provide efficient and effective methods for the management of solids and fluids throughout the life cycle of customers' wells. We believe as the market in the unconventional shale basins evolves, customers will increasingly value a one-stop provider for all of their environmental solutions, including treatment, recycling, disposal, rental and water pipeline solutions for liquid and solid waste products. Our current transportation and logistics footprint provides the platform from which we can continue to expand our customer network while retaining our ability to provide safe and comprehensive environmental solutions.
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
Industry Overview
For many years, E&P companies have focused on utilizing the vast resource potential available across many of North America’s unconventional shale areas through the application of horizontal drilling and completion technologies, including multi-stage hydraulic fracturing. We believe the majority of the capital for the continued development of shale oil and natural gas resources will be provided in part by large, well-capitalized domestic and international oil and natural gas companies. We believe these companies are highly focused on environmental responsibility, compliance, and regulatory matters and prefer to utilize experienced, highly qualified national vendors.
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
We primarily operate in the Bakken, Marcellus, Utica, Haynesville and Eagle Ford Shale areas.

•
The Bakken and underlying Three Forks formations are the two primary reservoirs currently being developed in the Williston Basin, which covers most of western North Dakota, eastern Montana, northwest South Dakota and southern Saskatchewan. The Bakken formation occupies approximately 200,000 square miles of the subsurface of the Williston Basin in Montana, North Dakota and Saskatchewan. The Three Forks formation lies directly below North Dakota’s portion of the Bakken formation, where oil-producing rock is located between layers of shale approximately two miles underground. According to the Assumptions to the Annual Energy Outlook 2016 report issued in January of 2017 by the United States Energy Information Administration (or the "EIA") with data as of January 1, 2014, the Bakken and Three Forks Shale formations in North Dakota, South Dakota, and Montana contain an estimated 22.7 billion barrels of technically recoverable oil reserves. According to the EIA's Monthly Crude Oil Production data, the Bakken Shale area is one of the most actively drilled unconventional resources in North America, with North Dakota crude oil production averaging 1.0 million barrels per day during 2016.

•
The Marcellus Shale area is located in the Appalachian Basin in the Northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. The Marcellus Shale is the largest natural gas field in North America with approximately 214.2 trillion cubic feet (or "Tcf") of technically recoverable natural gas, according to the EIA's report issued in January of 2017 with data as of January 1, 2014.

•
Adjacent to the Marcellus Shale is the Utica Shale, located primarily in southwestern Pennsylvania and eastern Ohio. Still in the early stages of development, the Utica Shale play has three identified areas: oil, condensate and dry natural gas. According to the EIA's report issued in January of 2017 with data as of January 1, 2014, the Utica Shale is estimated to have approximately 188.6 Tcf of technically recoverable natural gas and 2.0 billion barrels of technically recoverable oil reserves.

•
The Haynesville Shale area is located across northwest Louisiana and east Texas, and extends into Arkansas. The Haynesville Shale area is the third largest natural gas-producing basin in North America, with an estimated 80.3 Tcf of technically recoverable natural gas according to the EIA's report issued in January of 2017 with data as of January 1, 2014.

•
The Eagle Ford Shale area is a natural gas and oil play located across southern Texas. The play contains a high liquid component, which has led to the definition of three areas: oil, condensate and dry gas. The Eagle Ford Shale is estimated to have approximately 51.4 Tcf of technically recoverable natural gas and 15.3 billion barrels of technically recoverable oil reserves, according to the EIA's report issued in January of 2017 with data as of January 1, 2014.

Customers
Our customers include major domestic and international oil and natural gas companies, foreign national oil and natural gas companies and independent oil and natural gas production companies. In the year ended December 31, 2016, our three largest customers represented 12%, 9% and 8%, respectively, of our total consolidated revenues.
Competitors
Our competition includes small regional service providers, as well as larger companies with operations throughout the continental United States and internationally. Our major competitors are Key Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., Pioneer Energy Services Corp., Forbes Energy Services, Inc., Select Energy Services, MBI Energy Services, and Pinnergy, Ltd.
We differentiate ourselves from our major competitors by our operating philosophy.  We do not, unlike many of our competitors, conduct hydraulic fracturing and/or workover operations. None of these companies focus exclusively on the surface environmental aspects of unconventional oil and natural gas operations, a key aspect of our strategy as we focus on our fluid and solid waste treatment, recycling, and disposal capabilities.  We believe that offering a comprehensive environmental solution to our customers, which includes certainty of control of products from generation through disposal, recycling or reuse is an important value proposition and will increase in importance over time.  We believe our delivery and collection logistics network is a significant competitive advantage relative to competitors that are focused solely on solids treatment, recycling and disposal operations.
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
Following an assessment of various alternatives regarding our industrial solutions business in the third quarter of 2013 and a decision to focus exclusively on our shale solutions business, our board of directors approved and committed to a plan to divest TFI in the fourth quarter of 2013. On February 4, 2015, we entered into a definitive agreement with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen would acquire TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments. On April 11, 2015, we completed the TFI disposition with Safety-Kleen as contemplated by the purchase agreement. The post-closing working capital reconciliation was completed in 2016, with $3.0 million released from escrow to us, and $1.3 million paid to Safety-Kleen for the post-closing adjustment and certain indemnification claims. (See Note 21 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.)
We classified TFI as discontinued operations in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.
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
Saltwater Disposal Wells
We operate saltwater disposal wells that are subject to the CWA, the Safe Drinking Water Act, or “SDWA,” and state and local laws and regulations, including those established by the Underground Injection Control Program of the United States Environmental Protection Agency, or “EPA,” which establishes minimum requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. Our saltwater disposal wells are located in Louisiana, Montana, North Dakota, Ohio and Texas. Regulations in many states require us to obtain a permit to operate each of our saltwater disposal wells in those states. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our saltwater wells is likely to result in pollution of freshwater, tremors or earthquakes, substantial violation of permit conditions or applicable rules, or leaks to the environment. Any leakage from the subsurface portions of the saltwater wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and claims by third parties for property damages and personal injuries.
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
In December 2010, the FMCSA launched a program called Compliance, Safety, Accountability, or “CSA,” in an effort to improve commercial truck and bus safety. CSA uses seven Behavior Analysis and Safety Improvement Categories, or “BASICs,” to determine a motor carrier’s safety performance and compliance relative to other carriers. Five BASICs, including unsafe driving, HOS compliance, vehicle maintenance, controlled substances/alcohol and driver fitness, are publicly available online in the Safety Measurement System (or “SMS”). Crash indicator and hazardous materials (or “HM”) compliance are only available to motor carriers that log into their own safety profile, or enforcement personnel. The BASICs organize data from roadside inspections, including driver and vehicle violations, crash reports from the last two years, and investigation results. Violations adversely affect a company’s SMS results for two years and may prioritize a company for an FMCSA intervention, ranging from warning letters to full on-site investigations that could result in an Out-of-Service Order (or “OOSO”) or a change to a company’s safety rating. Our trucking operations currently hold a “Satisfactory” safety rating from FMCSA (the best rating available) and we are continually monitoring our performance to drive improvement in each of the BASICs.
In January 2016, FMCSA published in the Federal Register a notice of a proposed rule designed to enhance the FMCSA's ability to identify non-compliant motor carriers. The proposed rule would update FMCSA’s safety fitness rating methodology by integrating on-road safety data from inspections, along with the results of carrier investigations and crash reports, to determine a motor carrier’s overall safety fitness on a monthly basis. The proposed rule would also replace the current three-tier federal rating system of “satisfactory,” “conditional,” and “unsatisfactory” for federally regulated commercial motor carriers with a single determination of “unfit,” which would require the carrier to either improve its operations or cease operations. Carriers would be assessed monthly, using fixed failure measures that are identified in the proposed rule. Additionally, stricter standards would be used for those BASICs with a higher correlation to crash risk such as unsafe driving and HOS compliance. Further, violations of a revised list of “critical” and “acute” safety regulations would result in failing a BASIC, and all investigation results would be used, not just those from comprehensive on-site reviews. As a result, a carrier could be proposed unfit by failing two or more BASICs through inspections, investigation results and/or a combination of both.
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

HOS regulations establish the maximum number of hours that a commercial truck driver may work and are intended to reduce the risk of fatigue and fatigue-related crashes and harm to driver health. Due to the specialized nature of our operations in the oil and gas industry, we qualify for an exception in the federal HOS rules (i.e., the “Oilfield Exemption”). Drivers of most property-carrying commercial motor vehicles have to take at least 34 hours off duty in order to reset their accumulated hours under the 60/70-hour rule, but drivers of property-carrying commercial motor vehicles that are used exclusively to support oil and gas activities can restart with just 24 hours off under the Oilfield Exemption. However, there are other HOS regulations that affect our operations, including the 11-Hour Driving Limit, 14-Hour On Duty Limit, 30-Minute Rest Break, 60/70-Hour Limit On Duty in 7/8 consecutive days. Compliance with these rules directly impacts our operating costs.
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

Due at least in part to public concerns that have been raised regarding the potential impact of hydraulic fracturing on drinking water, the EPA has commenced a comprehensive study, at the order of the United States Congress, to assess the potential environmental and health impacts of hydraulic fracturing activities. Additionally, a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices.
On February 11, 2014, the EPA released a revised underground injection control (UIC) program permitting guidance for wells that use diesel fuels during hydraulic fracturing activities. The EPA developed the guidance to clarify how companies can comply with a law passed by Congress in 2005, which exempted hydraulic fracturing operations from the requirement to obtain a UIC permit, except in cases where diesel fuel is used as a fracturing fluid. On July 16, 2015, EPA’s Inspector General (IG) issued a report entitled “Enhanced EPA Oversight and Action Can Further Protect Water Resources From the Potential Impacts of Hydraulic Fracturing” stating that the EPA should enhance its oversight of permit issuance for hydraulic fracturing by states and develop a plan for responding to concerns about chemicals used in hydraulic fracturing. On May 19, 2014, the EPA issued an Advance Notice of Proposed Rulemaking announcing its intention to develop a rule under the Toxic Substances Control Act (“TSCA”) to require disclosure of chemicals used in hydraulic fracturing, and the EPA’s current regulatory agenda estimates that the proposed TSCA rule will be issued in June 2018.
On October 15, 2012, the new EPA regulations under the Clean Air Act went into effect that require reductions in certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells. The rule includes New Source Performance Standards, or “NSPS,” to address emissions of sulfur dioxide and volatile organic compounds, or “VOCs,” and a separate set of emission standards to address hazardous air pollutants associated with oil and natural gas production and processing activities. The EPA’s final rule requires the reduction of VOC emissions from crude oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.
On June 13, 2016, the EPA finalized regulations under the Clean Water Act to prohibit wastewater discharges from hydraulic fracturing and other natural gas production to municipal sewage plants (called publicly owned treatment works (or “POTWs”)), with an effective date of August 29, 2016. In December 2016, the EPA announced that it was extending the compliance date of this new rule to August 29, 2019 for those onshore unconventional oil and gas extraction facilities that had been lawfully discharging extraction wastewater to POTWs prior to August 29, 2019, while keeping the August 29, 2016 effective date for all other facilities. In December 2016, the EPA issued a final report entitled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States” that concluded that hydraulic fracturing can impact drinking water resources under some circumstances, but stated that the national frequency of impacts on drinking water could not be estimated due to significant data gaps and uncertainties in the available data.
In March 2015, the Department of the Interior (“DOI”) issued regulations requiring that hydraulic fracturing wells constructed on federal lands comply with certain standards and requiring companies engaged in hydraulic fracturing on federal lands to disclose certain chemicals used in the hydraulic fracturing process. The regulations were enjoined by a federal district court in June 2016, and the DOI is currently appealing the ruling to the U.S. Court of Appeals. Legislation, including bills known collectively as the Fracturing Responsibility and Awareness of Chemicals Act, or FRAC Act, have been introduced before both houses of Congress to remove the exemption of hydraulic fracturing under the SDWA and to require disclosure to a regulatory agency of chemicals used in the fracturing process and otherwise restrict hydraulic fracturing. If adopted, such legislation would add an additional level of regulation and necessary permitting at the federal level and could make it more difficult to complete wells using hydraulic fracturing. Similar laws and regulations with respect to chemical disclosure also exist or are being considered in several states, including certain states in which we operate, that could restrict hydraulic fracturing. The Delaware River Basin Commission is also considering regulations which may impact “hydrofracturing” water practices in certain areas of Pennsylvania, New York, New Jersey and Delaware. Some local governments have also sought to restrict drilling in certain areas.
Various state, regional and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as certain watersheds. The North Dakota Industrial Commission, Oil and Gas Division proposed regulations requiring owners, operators, and service companies to post the composition of the hydraulic fracturing fluid used during certain hydraulic fracturing stimulations on the FracFocus Chemical Disclosure Registry. The availability of information regarding the constituents of hydraulic fracturing fluids could potentially make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, North Dakota proposed regulations prohibiting the discharge of fluids, wastes, and debris other than drill cuttings into open pits.

Employees
As of December 31, 2016, we had 799 full time employees, of whom 152 were executive, managerial, sales, general, administrative, and accounting staff, and 647 were truck drivers, service providers and field workers. In December 2015, a collective bargaining representative election was conducted among a unit of drivers in the Utica shale area. Of the eligible voters, 13 cast votes for Teamsters Local Union No. 348 and 12 cast votes against. On December 28, 2015, we filed three objections to the election, beginning the process of contesting the election. Around the same time, we received several unfair labor practice complaints from the National Labor Relations Board (or "NLRB") related to the yard subject to the contested election. In November 2016, we fully resolved all matters related to the collective bargaining unit by entering into a settlement agreement with the NLRB to resolve all pending unfair labor practice charges without admitting any violations of the National Labor Relations Act, and receiving a disclaimer of interest from Teamsters Local Union No. 348, disclaiming any interest in representing the bargaining unit and waiving any claim to being the collective bargaining representative of the employees in the bargaining unit. We have not experienced, and do not expect, any work stoppages, and believe that we maintain a satisfactory working relationship with our employees.
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
Risks Related to the Restructuring and Our Indebtedness
We have a substantial level of indebtedness and we are not able to generate sufficient cash flow to meet our debt service and other obligations. Due to contraction in our business and constraints imposed by our asset-based revolving credit facility (the “ABL Facility”), coupled with substantial interest payments, there is doubt about our ability to continue as a going concern as we are unable to generate sufficient liquidity to meet our debt obligations, including the interest payments on our 9.875% Senior Notes due 2018 (the “2018 Notes”) and 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the “2021 Notes”), and operating needs. As a result, we are in default under our ABL Facility, which has caused cross-defaults under our term loan and indentures governing our 2018 Notes and 2021 Notes. We plan to restructure under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) to address our liquidity, capital structure, and debt service obligations.
We are highly leveraged and a substantial portion of our liquidity needs results from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2016, we had $487.6 million of indebtedness outstanding, consisting of $40.4 million of 2018 Notes, $351.3 million of 2021 Notes, $60.7 million under a term loan (the “Term Loan”), $22.7 million under our ABL Facility, $12.5 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS. As of February 28, 2017, we had approximately $7.3 million of net availability under our ABL Facility. Our interest expense, net, was approximately $54.5 million in the year ended

December 31, 2016. We have incurred operating losses from continuing operations of $167.6 million, $195.2 million and $457.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The substantial and extended decline in oil and natural gas prices has resulted in significant reductions in our customers’ operating and capital expenditures. This extended downturn has resulted in reduced demand for our services as well as lower prices and operating margins, and has adversely affected our financial condition, results of operations and cash flows, resulting in a decline in liquidity available to fund our operations. Recent amendments to our ABL Facility have further constrained our liquidity by reducing the maximum revolver commitments and availability thereunder through the implementation of additional reserves and availability blocks. These recent amendments have resulted in a material reduction in the amount we can borrow under the ABL Facility.

Since March 31, 2017, we have been in default under our ABL Facility as we were unable to repay our obligations under the ABL Facility or extend or refinance the ABL Facility before maturity. As a result, the lenders under our ABL Facility are entitled to exercise their rights and remedies under the ABL Facility, the other Loan Documents (as defined under the ABL Facility), and applicable law. In addition, the default under the ABL Facility constitutes an event of cross-default under the Term Loan and indentures governing our 2018 Notes and 2021 Notes. The Company does not currently have sufficient liquidity to repay the obligations under the ABL Facility, Term Loan, or indentures governing our 2018 Notes and 2021 Notes. As such, the holders of the Company’s indebtedness may initiate foreclosure actions at any time.

As we are in default under our ABL Facility, Term Loan, and indentures governing our 2018 Notes and 2021 Notes, and unable to repay the obligations thereunder, the Company intends to file a prepackaged plan of reorganization (the “Plan”) under chapter 11 of the Bankruptcy Code. The Company has entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with the holders of over 80% (the “Supporting Noteholders”) of the Company’s outstanding 2021 Notes to support a financial restructuring pursuant to chapter 11 of the Bankruptcy Code (the "Restructuring"). There can be no assurances that we will be able to successfully consummate the Plan, restructure under chapter 11 of the Bankruptcy Code, or realize all or any of the expected benefits from the Restructuring.

We plan to seek the protection of the Bankruptcy Court, which subjects us to the risks and uncertainties associated with chapter 11 proceedings and may harm our business and place our equity holders at significant risk of losing all of their investment in the Company.

For the duration of our bankruptcy proceedings, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a chapter 11 case continues, our senior management would be required to spend a significant amount of time and effort attending to the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management, including Mark D. Johnsrud, our Chief Executive Officer and Chairman, and other employees necessary to the success and growth of our business. Other significant risks include the following:

•	our ability to prosecute, confirm and consummate a plan of reorganization with respect to the chapter 11 proceedings;

•	the high costs of bankruptcy and related fees;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan in the current depressed commodity price environment; and

•	the actions and decisions of our debtholders and other third parties who have interests in our chapter 11 proceedings that may be inconsistent with our plans.

Delays in our chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

Our Restructuring Support Agreement contemplates the confirmation of the Plan through an orderly prepackaged plan of reorganization, but there can be no assurance that we will be able to implement such a Plan. In order for any proposed plan of reorganization to be confirmed, the Bankruptcy Code, in addition to other legal requirements, requires that at least one impaired class of creditors votes to accept the plan of reorganization. In order for a class to approve a plan of reorganization, approval of over one-half in number of creditors and at least two-thirds in claim amount by those who vote in each impaired class of creditors are required. In addition to obtaining the required votes, the requirements for a Bankruptcy Court to approve a plan of reorganization include, among other judicial findings, that:

•	we acted in accordance with the applicable provisions of the Bankruptcy Code; and

•	the plan of reorganization has been proposed in good faith and not by any means forbidden by law.

In the event at least one class of impaired creditors or interest holders that do not vote to accept the plan of reorganization, we would have to satisfy the ‘‘cram down’’ requirements of the Bankruptcy Code and show that the plan of reorganization does not unfairly discriminate and is fair and equitable with respect to those classes of claims and interests that did not vote to accept the plan of reorganization.

We may not be able to obtain approval of a disclosure statement and/or the required votes or the required judicial approval to the proposed plan of reorganization promptly, if at all. In such event, a prolonged chapter 11 bankruptcy proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement our proposed Plan. In addition, if the Plan is not confirmed by the Bankruptcy Court, we may be forced to liquidate our assets.

Once our bankruptcy proceeding is commenced, it is also possible that the Bankruptcy Court may dismiss the proceeding or otherwise decide to abstain from hearing it on procedural grounds. In addition, the confirmation and effectiveness of our Plan is subject to certain conditions and requirements in addition to those described above that may not be satisfied, and the Bankruptcy Court may conclude that the requirements for confirmation and effectiveness have not been satisfied.

Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. The Plan contemplated by the Restructuring Support Agreement provides for a limited recovery for unsecured noteholders and potentially no recovery to equity holders. If the Plan is confirmed, equity holders are at significant risk of losing all of their investment in our Company. Further, there can be no assurances as to the value of any recoveries to our secured creditors.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the chapter 11 proceedings, such as meeting specified milestones related to the solicitation of votes to approve the Plan, commencement of the chapter 11 cases, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to the debtor-in-possession credit facilities. Our ability to timely complete such milestones is subject to risks and uncertainties many of which are beyond our control.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The Restructuring Support Agreement contains a number of termination events, the occurrence of which gives each Supporting Noteholder the right to terminate the Restructuring Support Agreement solely with respect to such Supporting Noteholder. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that we would be able to enter into a new plan or that any new plan would be as favorable to holders of claims as the Plan. In addition, our chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and customers

We may not be able to obtain confirmation of the Plan.

There can be no assurance that the Plan as outlined in the Restructuring Support Agreement (or any other plan of reorganization) will be approved by the Bankruptcy Court. As a result, investors should exercise caution with respect to existing and future investments in our securities. The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. For instance, we might receive objections to confirmation of the Plan from various stakeholders in the chapter 11 cases. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court’s decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. As a result, we believe that implementation of any plan is likely to result in a limited recovery for noteholders, and place equity holders at significant risk of losing most or all of their interests in our company.

There can be no assurance as to whether we will successfully reorganize and emerge from the chapter 11 cases or, if we do successfully reorganize, as to when we would emerge from the chapter 11 cases. If we are unable to successfully reorganize, we may not be able to continue our operations.

We may not have adequate liquidity to operate our business.

We have historically relied on cash on hand, cash provided by operating activities and borrowings available under our ABL Facility and Term Loan for our liquidity needs. As we are in default under our ABL Facility, the commitments under the ABL Facility have terminated and the lenders under the ABL Facility have no obligation to provide additional loans or otherwise extend credit under the ABL Facility. In connection with entering into the Restructuring Support Agreement, the Supporting Noteholders agreed to provide interim financing to the Company in the amount of $9.1 million prior to the commencement of the chapter 11 cases. In addition, the Restructuring Support Agreement provides that we will receive debtor-in-possession financing, proceeds from the $150.0 million rights offering, and, if needed, exit financing. While we anticipate having sufficient liquidity from these transactions to fund our operations and consummate the Restructuring, there can be no assurances to that effect. In addition, there can be no assurance that we will be able to maintain sufficient liquidity or access other sources of liquidity when needed in the future.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under the Plan or any other plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Upon our emergence from bankruptcy, the composition of our board of directors will change significantly.

Under the Plan, the composition of our board of directors will change significantly. The Restructuring Support Agreement contemplates upon emergence, the board of directors will be comprised of five directors. The Supporting Noteholders will designate four members in the aggregate, and the remaining director will be the chief executive officer of the reorganized Company. Accordingly, four of our five directors are expected to be new to the Company. The new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on our board of directors and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

The pursuit of the chapter 11 cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Leading up to and following commencement of the chapter 11 cases contemplated by the Restructuring Support Agreement, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the chapter 11 cases are protracted. During the pendency of the chapter 11 cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team, including Mark D. Johnsrud, our Chief Executive Officer and Chairman, and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers who may be concerned about our ongoing long-term viability.

In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

Following the commencement of our chapter 11 cases, upon a showing of cause, the Bankruptcy Court may convert our chapter 11 case to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Transfers of our equity, or issuances of equity before or in connection with our chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards for federal income tax purposes of approximately $316.8 million as of December 31, 2016. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards and amortizable tax basis in our properties may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Further, future deductions for depreciation, depletion and amortization could be limited if the fair value of our assets is determined to be less than the tax basis. In April 2016, we undertook certain restructuring transactions that resulted in an ownership change. As a result of the implementation of a plan of reorganization or following such implementation, it is possible that another “ownership change” may be deemed to occur.

The terms of the debtor-in-possession financing and exit financing, if any, may restrict our future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of the debtor-in-possession financing and exit financing may contain, and the terms of any of other future indebtedness would likely contain, a number of restrictive covenants that impose certain operating and other restrictions.

Such financing may include covenants that, among other things, restrict our ability to:

•	incur additional debt;

•	repurchase our indebtedness;

•	pay dividends, redeem stock or make other distributions;

•	make other restricted payments and investments;

•	create liens;

•	enter into sale and leaseback transactions;

•	merge, consolidate or transfer or dispose of substantially all of our assets; and

•	enter into certain types of transactions with affiliates.

The operating and financial restrictions and covenants in those agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Since March 31, 2017, we have been in default under our ABL Facility as we were unable to repay our obligations under the ABL Facility or extend or refinance the ABL Facility before maturity. The default under the ABL Facility constitutes an event of cross-default under the Term Loan and indentures governing our 2018 Notes and 2021 Notes. Such default under our debt agreements could result in the acceleration of all of our indebtedness. The acceleration of all of our indebtedness would materially and adversely affect our ability to implement the Plan and finance and continue our operations.

Since March 31, 2017, we have been in default under our ABL Facility as we were unable to repay our obligations under the ABL Facility or extend or refinance the ABL Facility before maturity. As a result, the lenders under our ABL Facility are entitled to exercise their rights and remedies under the ABL Facility, the other Loan Documents (as defined under the ABL Facility), and applicable law. In addition, the default under the ABL Facility constitutes an event of cross-default under the Term Loan and indentures governing our 2018 Notes and 2021 Notes. The Company does not currently have sufficient liquidity to repay the obligations under the ABL Facility, Term Loan, or indentures governing our 2018 Notes and 2021 Notes. As such, the holders of the Company’s indebtedness may initiate foreclosure actions at any time; however, holders of over 80% in aggregate outstanding principal amount of the Company’s 2021 Notes have agreed to provide the Company interim financing prior to the filing of the Plan and support the Company’s Restructuring under the Restructuring Support Agreement.

If the debt under our ABL Facility, Term Loan, or Indentures were to be accelerated as a result of the continuing events of default, we currently do not have sufficient liquidity to repay these borrowings and we may not have sufficient liquidity to do so in the future. In such an event, there can be no assurances that we would be able to obtain alternative financing to enable us to repay our indebtedness or, if we were able to obtain such financing, there can be no assurances that we would be able to obtain it on terms acceptable to us. As a result, our ability to finance and continue our operations could be materially and adversely affected and we may not be able to implement the Plan and consummate an orderly prepackaged restructuring pursuant to chapter 11 of the Bankruptcy Code.

We may not make interest payments in respect of our 2018 and 2021 Notes.

Both our 2018 and 2021 Notes have an interest payment due on April 17, 2017. We currently do not have the liquidity to make those payments when due. The indentures governing the 2018 Notes and the 2021 Notes provide for a 30 day grace period prior to the exercise of remedies by holders for defaults related to missed interest payments. The Restructuring Support Agreement contemplates that we will file chapter 11 cases prior to the expiration of that grace period. Even if we do not file the chapter 11 cases in the timeframe contemplated, it is still possible that the next interest payments on the 2018 and 2021 Notes will not be made prior to the expiration of the grace period.

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
Our borrowings under future credit facilities will expose us to interest rate risk.
Our earnings will likely be exposed to interest rate risk associated with borrowings under future credit facilities. Any future credit facility will likely carry a floating interest rate; therefore, as interest rates increase, so will our interest costs, which may have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to Our Company
We are currently operating at a loss and have substantial debt and declining liquidity to cover our operations, which raises substantial doubt about our ability to continue as a going concern and to generate sufficient liquidity to meet our operating needs. Absent successfully consummating the Restructuring on acceptable terms before our available cash necessary to sustain our ongoing operations is depleted, we may not be able to continue operations .

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit at December 31, 2016 and December 31, 2015, and a net loss for the fiscal years ended December 31, 2016, 2015, and 2014. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern and to generate sufficient liquidity to meet our operating needs. We are attempting to generate sufficient revenue and reduce costs; however, our cash position may not be sufficient enough to support our daily operations beyond April 2017. While we are in the process of implementing the Restructuring aimed at recapitalizing the Company to address our liquidity, capital structure, and debt service obligations, there can be no assurances that the Restructuring will be successful. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Subsequent Events Related to Indebtedness and Restructuring Plan".) Our ability to continue as a going concern is also dependent upon our ability to restructure our debt to generate sufficient liquidity to meet our obligations and operating needs. We cannot assure you that our business will generate sufficient cash flows from operations or future borrowings or that our Restructuring will be successful.

We currently do not have enough liquidity, including cash on hand, to service our debt obligations and to fund day-to-day operations through fiscal 2017. As such, we will be dependent on the financing provided for in the Restructuring Support Agreement in order to fund continuing operations, which may not be available to us if the Restructuring Support Agreement terminates or we are unable to successfully consummate the Restructuring. There can be no assurances that the Supporting Noteholders will extend additional borrowings to us, or, if so, on what terms. Without the implementation of the Plan and consummation of the Restructuring, our existing cash and other sources of liquidity may only be sufficient to fund our operations (excluding debt payments) through April 2017. If we do not consummate the Restructuring on acceptable terms before our available cash necessary to sustain our ongoing operations is depleted, we may not be able to continue our operations.

Our business depends on spending by our customers in the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control. The substantial and extended decline in oil and natural gas prices has resulted in lower expenditures by our customers, which have had a material adverse effect on our financial condition, results of operations and cash flows, and the continuation of such decline could further materially adversely affect our financial condition, results of operations and cash flows.
We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. These expenditures are generally dependent on current oil and natural gas prices and the industry’s view of future oil and natural gas prices, including the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. The substantial and extended decline in oil and natural gas prices has resulted in significant reductions in our customers’ operating and capital expenditures, which has had a material adverse effect on our financial condition, results of operations and cash flows. The continuation or extension of such declines in these expenditures could result in project modifications, delays or cancellations, general business disruptions, delays in, or nonpayment of, amounts owed to us, increased exposure to credit risk and bad debts, and a general reduction in demand for our services. These effects could have a further material adverse effect on our financial condition, results of operations and cash flows.
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
The oil and natural gas industry is currently experiencing a prolonged downturn due to a global oversupply of crude oil and natural gas, resulting in dramatic declines in oil and natural gas prices. Since the second half of 2014 and throughout both 2015 and 2016, oil prices have remained substantially below historic highs and may remain depressed for the foreseeable future. The current downturn in the industry has resulted in diminished demand for oilfield services and downward pressure on the prices customers are willing to pay for services such as ours. A continuation of the downturn in the oil and natural gas industry could result in a further reduction in demand for oilfield services as well as lower prices and operating margins, and could have a further material adverse effect on our financial condition, results of operations and cash flows.
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
Furthermore, our facilities, fleet and personnel subject us to fixed costs, which make our margins and earnings sensitive to changes in revenues. In periods of declining demand, we may be unable to cut costs at a rate sufficient to offset revenue declines, which may put us at a competitive disadvantage to firms with lower or more flexible cost structures, and may result in reduced operating margins and/or higher operating losses. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
Future charges due to possible impairments of assets may have a material adverse effect on our results of operations and stock price.
As discussed more fully in Note 6 of the Notes to the Consolidated Financial Statements, during the year ended December 31, 2016 we recorded total impairment charges for long-lived assets of $42.2 million. During the year ended December 31, 2015 we recorded a goodwill impairment charge of $104.7 million. As of December 31, 2015, there is no remaining goodwill on the consolidated balance sheet. Additionally, during the year ended December 31, 2015 we recorded an impairment charge of $5.9 million related to some of the remaining assets in the MidCon basin which we exited in fiscal 2015. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.

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
Our success is largely dependent on the skills, experience and efforts of our people and, in particular, the continued services of Mr. Johnsrud, our Chief Executive Officer and Chairman. We currently have no Chief Financial Officer and Mr. Johnsrud is serving as our Principal Financial Officer. We depend on our finance and accounting team and outside consultants to guide corporate accounting and financial reporting, financial planning, and treasury management. Members of our senior management team, including Mr. Johnsrud, may resign at any time. The loss of the services of Mr. Johnsrud, or of other members of our senior management, could have a negative effect on our business, financial condition and results of operations and future growth, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline, or by current or potential providers of debt financing, which may make it more difficult or costly to refinance outstanding indebtedness or incur new or additional indebtedness. We do not carry key-person life insurance on any of our senior management.
Our Chief Executive Officer and Chairman, Mark D. Johnsrud, owns a significant amount of our voting stock and may have interests that differ from other shareholders. Mr. Johnsrud, as a significant shareholder, may, therefore, take actions that are not in the interest of other shareholders.
Mark D. Johnsrud, our Chief Executive Officer and Chairman, owns shares representing approximately 85% of our common stock as of December 31, 2016, and, therefore, he has significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions. In addition, due to Mr. Johnsrud's ownership percentage, he may approve certain matters requiring shareholder approval by written consent without soliciting the votes of other shareholders. Further, Mr. Johnsrud, as Chief Executive Officer and Chairman, has the power to exert significant influence over our corporate management and policies. Circumstances may occur in which the interests of Mr. Johnsrud, as a significant shareholder, could be in conflict with the interests of other shareholders, and Mr. Johnsrud would have significant influence to cause us to take actions that align with his interests. Should conflicts of interest arise, we can provide no assurance that Mr. Johnsrud would act in the best interests of our other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.
The litigation environment in which we operate poses a significant risk to our businesses.
We are often involved in the ordinary course of business in a number of lawsuits involving employment, commercial, and environmental issues, other claims for injuries and damages, and various shareholder and class action litigation, among other matters. We may experience negative outcomes in such lawsuits in the future. Any such negative outcomes could have a material adverse effect on our business, liquidity, financial condition and results of operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from such assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on our results of operations. In addition, judges and juries in certain jurisdictions in which we conduct business have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and other tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in these areas poses a significant business risk to us and could cause a significant diversion of management's time and resources, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The hazards and risks associated with the transport, storage, and handling, treatment and disposal of our customers’ waste (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our employees, customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. As more fully described in Note 17 of the Notes to Consolidated Financial Statements herein, due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Significant capital expenditures are required to conduct our business, and our failure or inability to make sufficient capital investments could significantly harm our business prospects.
The development of our business and services, excluding acquisition activities, requires capital expenditures. During the year ended December 31, 2016, we made capital expenditures of approximately $3.8 million, which primarily related to expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. We continue to focus on finding ways to improve the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. In addition to capital expenditures required to maintain our current level of business activity, we may incur capital expenditures to support future growth of our business.
We expect capital spending levels in 2017 to increase to approximately $10.0 million if we are able to obtain financing for capital expenditures following our Restructuring. Prolonged reductions or delays in capital expenditures could delay or diminish future cash flows and adversely affect our business and results of operations. Our planned capital expenditures for 2017 are expected to be financed through cash flow from operations, borrowings under new credit facilities if available, issuances of debt or equity, capital leases, alternative financing structures, or a combination of the foregoing. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to further reduce or defer our capital spending, or pursue other funding alternatives which may not be as economically attractive to us, which in turn could have a materially adverse effect on our financial condition, results of operations and cash flows.
The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation and/or modify the benefits provided to our employees in future periods.
We employed approximately 385 truck drivers as of December 31, 2016. Maintaining a staff of qualified truck drivers is critical to the success of our operations. We and other companies in the oil and natural gas industry suffer from a high turnover rate of drivers. The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing equipment. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could be forced to, among other things, increase driver compensation and/or modify our benefit packages, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability. Additionally, in anticipation of or in response to geographical and market-related fluctuations in the demand for our services, we strategically relocate our equipment and personnel from one area to another, which may result in operating inefficiencies, increased labor, fuel and other operating costs and could adversely affect our growth and profitability. As a result, our driver and employee training and orientation costs could be negatively impacted. We also utilize the services of independent contractor truck drivers to supplement our trucking capacity in certain shale areas on an as-needed basis. There can be no assurance that we will be able to enter into these types of arrangements on favorable terms, or that there will be sufficient qualified independent contractors available to meet our needs, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers represented 12%, 9% and 8%, respectively, of our total consolidated revenues for the year ended December 31, 2016 and in total equaled 19% of our consolidated accounts receivable at December 31, 2016. The loss of all, or even a portion, of the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. A reduction in exploration, development and production activities by key customers due to the current declines in oil and natural gas prices, or otherwise, could have a material adverse effect on our financial condition, results of operations and cash flows.
Customer payment delays of outstanding receivables could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We often provide credit to our customers for our services, and are therefore subject to our customers delaying or failing to pay outstanding invoices. In weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our revolving credit facility or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

We may be unable to achieve or maintain pricing to our customers at a level sufficient to cover our costs, which would negatively impact our profitability.

We may be unable to charge prices to our customers that are sufficient to cover our costs. Our pricing is subject to highly competitive market conditions, and we may be unable to increase or maintain pricing as market conditions change. Likewise, customers may seek pricing declines more precipitously than our ability to reduce costs. In certain cases, we have entered into fixed price agreements with our customers, which may further limit our ability to raise the prices we charge our customers at a rate sufficient to offset any increases in our costs. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events. Force majeure events may include (but are not limited to) events such as revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the amounts we are able to charge customers are insufficient to cover our costs, or if any customer suspends, terminates or curtails its business relationship with us, the effects could have a material adverse impact on our financial condition, results of operations and cash flows.

We operate in competitive markets, and there can be no certainty that we will maintain our current customers or attract new customers or that our operating margins will not be impacted by competition.

The industries in which our business operates are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources. Competition has intensified during this downturn, and could further intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing similar services to those that we provide that will compete with our services. We cannot assure you that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, or customer perception of our contemplated chapter 11 filing, will not arise. In addition, the current declines in oil and natural gas prices may result in competitors moving resources from higher-cost exploration and production areas to relatively lower-cost exploration and production areas where we are located thereby increasing supply and putting further downward pressure on the prices we can charge for our products and services, including our rental business. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our financial condition, results of operations and cash flows.

Any interruption in our services due to pipeline ruptures or spills or necessary maintenance could impair our financial performance and negatively affect our brand.

Our water transport pipelines are susceptible to ruptures and spills, particularly during start up and initial operation, and require ongoing inspection and maintenance. We may experience difficulties in maintaining the operation of our pipelines, which may cause downtime and delays. We also may be required to periodically shut down all or part of our pipelines for regulatory compliance and inspection purposes. Any interruption in our services due to pipeline breakdowns or necessary maintenance, inspection or regulatory compliance could reduce revenues and earnings and result in remediation costs. Transportation interruptions at our pipelines, even if only temporary, could severely harm our business and reputation, and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We maintain insurance coverage that we believe to be customary in the industry against these hazards. We may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, the coverage provided by such insurance may be inadequate, or insurance premiums or other costs could make such insurance prohibitively expensive. It is also possible that, when we renew our insurance coverages, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive, than it has been in the past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.
Improvements in or new discoveries of alternative energy technologies or our customers' operating methodologies could have a material adverse effect on our financial condition and results of operations.
Because our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, technological changes in our customers' operating methods could decrease the need for management of water and other wellsite environmental services or otherwise affect demand for our services.
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
We currently own one landfill and our ability to meet our financial and operating objectives may depend, in part, on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. In addition, we may be unable to make the contingent consideration payment required upon the issuance of a second special waste disposal permit to expand the current landfill. Any of these circumstances could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible any restructuring transactions could result in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving shareholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. In April 2016, we undertook certain restructuring transactions that resulted in an ownership change. In addition, the execution of any future restructuring transactions or other future transactions in our shares could result in an additional ownership change which could in turn reduce our ability to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore may cause us to incur a larger federal income tax liability.
We are self-insured against many potential liabilities, and our reserves may not be sufficient to cover future claims.
We maintain high deductible or self-insured retention insurance policies for certain exposures including automobile, workers’ compensation and certain employee group health insurance plans. We carry policies for certain types of claims to provide excess coverage beyond the underlying policies and per incident deductibles or self-insured retentions. Because many claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for a substantial portion of our claims. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. The estimates inherent in these accruals are determined using actuarial methods that are widely used and accepted in the insurance industry. If our insurance claims increase or if costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity, which would adversely affect our business, financial condition or results of operations. In addition, should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our business, financial condition, results of operations and liquidity may be adversely affected.
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
In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, storage, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, operating margins, revenues and competitive position. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Risk Factors Related To Our Common Stock

Trading in our securities is highly speculative and poses substantial risks. We expect that the existing common stock of the Company will be extinguished under the Plan and the common stock of the reorganized company issued to holders of our 2018 Notes, 2021 Notes, and, potentially, existing holders of equity interests may not have any value.

The Plan, as outlined in the Restructuring Support Agreement, provides that the holders of our outstanding 2018 Notes, and 2021 Notes will receive equity of the reorganized company Holders of 2021 Notes, and, subject to certain elections by the Company and the Supporting Noteholders, holders of 2018 Notes and possibly existing equity may also receive rights to purchase common stock of the newly reorganized company in a rights offering. The Plan provides that all equity interests of existing equity holders will be extinguished. Even if the Plan is confirmed as currently outlined, the value of any securities or rights that are issued is highly speculative and the exercise prices of such rights are based upon assumed equity values that may never be attained.

We were delisted from the New York Stock Exchange, and there is a limited trading volume for our common stock on the OTCQB.

In January 2016, our common stock was delisted from the New York Stock Exchange (or “NYSE”). Our common stock currently trades on the OTCQB U.S. Market (the “OTCQB”) under the symbol NESC, and there is a limited trading volume for our common stock. As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock. Because of limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire. The inability to sell your shares in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

The delisting of our common stock from the NYSE may have an adverse affect on institutional investor interest in holding or acquiring our common stock and otherwise reduce the number of investors willing to hold or acquire our common stock. This could negatively affect our ability to raise capital necessary to maintain operations and service our debt or effect any contemplated strategic alternatives to restructure our outstanding indebtedness. In addition, the delisting of our common stock from the NYSE may cause a loss of confidence among our employees and customers and otherwise negatively affect our financial condition, results of operations and cash flows.

We do not currently meet the listing standards of the NYSE or any other national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQB. As a result of the limited trading volume for our common stock, investors may be unable to sell shares of common stock at the times or in the quantities desired and, therefore, may be required to hold some or all of their shares for an indefinite period of time.

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

•	announcements by us of strategic plans to restructure our indebtedness or of a bankruptcy filing;

•	changes in the price of oil and natural gas;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

There is no assurance that an active public trading market will continue, or that there will be an active public trading market for the newly issued common stock of the reorganized company.

There can be no assurance that an active public trading market for our common stock will be sustained, or that there will be an active public trading market for the newly issued common stock of the reorganized company. If for any reason an active public trading market does not continue, or there is no active public trading market for the newly issued common stock of the reorganized company, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.

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

The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock

As of December 31, 2016, we had outstanding 150.9 million shares of common stock and also (i) 0.6 million shares of our common stock issuable under employee benefit plans, (ii) the Exchange Warrants exercisable for 16.5 million shares of our common stock at an exercise price equal to $0.01 per share, and (iii) the First Lien Term Loan (or "FLTL") Warrants exercisable for 8.8 million shares of our common stock at an exercise price of $0.01 per share. If the shares issuable under employee stock purchase plans are issued or the Warrants are exercised and the shares of common stock are issued pursuant to the employee stock purchase plans or upon such exercise are sold, our common shareholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the market price of our shares of common stock. In addition, holders of the Warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the Warrants. Further, during the time that the foregoing securities are outstanding, they may adversely affect the terms on which we could obtain additional capital. We have filed a resale registration statement to facilitate the resale of shares of common stock issuable upon exercise of the Warrants, and any such resale could reduce the market trading price of our common stock.

We may issue a substantial number of shares of our common stock in the future and shareholders may be adversely affected by the issuance of those shares.

We may raise additional capital or refinance or restructure our existing debt by issuing shares of common stock, or other securities convertible into common stock, which will increase the number of shares of common stock outstanding and may result in substantial dilution in the equity interest of our current shareholders and may adversely affect the market price of our common stock. We have previously issued 1.8 million shares of our common stock under a shelf registration statement and pursuant to private placement exemptions from Securities Act registration requirements, and may do so in connection with refinancing or restructuring our existing debt, financings, acquisitions, the settlement of litigation and other strategic transactions in the future. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our shareholders.

The completion of certain of our restructuring transactions in 2016, including the conversion of Mr. Johnsrud’s 2018 Notes to equity and backstop of the terminated Rights Offering, resulted in substantial dilution to our existing shareholders and significant concentration of our voting stock being held by Mr. Johnsrud. Future refinancing or restructuring transactions may result in further dilution to our existing shareholders.

The conversion of Mr. Johnsrud’s 2018 Notes to equity and backstop of the previously contemplated Rights Offering pursuant to certain restructuring transactions during 2016 resulted in substantial dilution to our existing shareholders. As part of the exchange offer for our 2018 Notes, we converted approximately $31.4 million aggregate principal amount of the 2018 Notes for our common stock at a conversion price per share of $0.32 (the “Conversion Price”) which were held by an entity controlled by Mr. Mark D. Johnsrud, our Chief Executive Officer and Chairman.  Mr. Johnsrud received approximately 98.3 million shares for the conversion of his 2018 Notes.  In addition, as part of our debt restructuring plan, Mr. Johnsrud agreed to backstop the previously contemplated Rights Offering for $5.0 million of common stock in exchange for a 5% backstop fee. As a result of our ongoing restructuring discussions with creditors and the potential that any bankruptcy filing could substantially reduce the value of, or even completely eliminate, shares purchased in the Rights Offering, we elected not to proceed with the Rights Offering and, as a result, on November 15, 2016, we released the 20.3 million shares that were being held in escrow to Mr. Johnsrud. The 20.3 million shares of common stock to Mr. Johnsrud includes the backstop fee of approximately 0.8 million shares of common stock and 19.5 million shares of common stock underlying the subscription rights to be distributed in the Rights Offering. Our shareholders have suffered substantial dilution in their percentage ownership as a result of the conversion of Mr. Johnsrud’s 2018 Notes to equity and the 20.3 million shares issued to him in connection with our election not to consummate the planned equity Rights Offering by November 15, 2016. Mr. Johnsrud currently owns approximately 85% of our issued and outstanding common stock.

Future refinancing or restructuring transactions may result in further dilution to our existing shareholders. We may issue a substantial number of shares of our common stock in future refinancing or restructuring transactions and shareholders may suffer further dilution as a result.

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

The existence of the foregoing provisions and anti-takeover measures, as well as the significant percentage of common stock beneficially owned by our Chief Executive Officer and Chairman, Mr. Johnsrud, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
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
The EPA is conducting a comprehensive study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices. The results of the EPA study and House investigation could lead to restrictions on hydraulic fracturing. On February 11, 2014, the EPA released revised underground injection control (UIC) program permitting guidance for wells that use diesel fuels during hydraulic fracturing activities. The EPA developed the guidance to clarify how companies can comply with a law passed by Congress in 2005, which exempted hydraulic fracturing operations from the requirement to obtain a UIC permit, except in cases where diesel fuel is used as a fracturing fluid. On July 16, 2015, the EPA’s Inspector General (IG) issued a report entitled “Enhanced EPA Oversight and Action Can Further Protect Water Resources From the Potential Impacts of Hydraulic Fracturing” stating that the EPA should enhance its oversight of permit issuance for hydraulic fracturing by state and develop a plan for responding to concerns about chemicals used in hydraulic fracturing. On May 19, 2014, the EPA issued an Advance Notice of Proposed Rulemaking announcing its intention to develop a rule under the Toxic Substances Control Act (“TSCA”) to require disclosure of chemicals used in hydraulic fracturing, and the EPA’s current regulatory agenda estimates that the proposed TSCA rule will be issued in June 2018. On October 15, 2012, the new EPA regulations under the Clean Air Act went into effect that require reductions in certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells.
On June 13, 2016, the EPA finalized regulations under the Clean Water Act to prohibit wastewater discharges from hydraulic fracturing and other natural gas production to municipal sewage plants (called publicly owned treatment works (POTWs)), with an effective date of August 29, 2016. In December 2016, the EPA announced that it was extending the compliance date of this new rule to August 29, 2019 for those onshore unconventional oil and gas extraction facilities that had been lawfully discharging extraction wastewater to POTWs prior to August 29, 2019, while keeping the August 29, 2016 effective date for all other facilities. In December 2016, the EPA issued a final report entitled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States” that concluded that hydraulic fracturing can impact drinking water resources under some circumstances, but stated that the national frequency of impacts on drinking water could not be estimated due to significant data gaps and uncertainties in the available data. In March 2015, the Department of the Interior (“DOI”) issued regulations requiring that hydraulic fracturing wells constructed on federal lands comply with certain standards and requiring companies engaged in hydraulic fracturing on federal lands to disclose certain chemicals used in the hydraulic fracturing process. The regulations were enjoined by a federal district court in June 2016, and the DOI is currently appealing the ruling to the U.S. Court of Appeals. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing, including, for example, requiring disclosure of chemicals used in the fracturing process or seeking to repeal the exemption from the SWDA. If adopted, such legislation would add an additional level of regulation and necessary permitting at the federal level and could make it more difficult to complete wells using hydraulic fracturing. Similar laws and regulations with respect to chemical disclosure also exist or are being considered in several states, including certain states in which we operate, that could restrict hydraulic fracturing. The Delaware River Basin Commission is also considering regulations which may impact “hydrofracturing” water practices in certain areas of Pennsylvania, New York, New Jersey and Delaware. Some local governments have also sought to restrict drilling in certain areas.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance and warehouse facilities, a landfill facility, and a water treatment facility in 11 other states. We also own or lease 50 saltwater disposal wells in Louisiana, Montana, North Dakota, Ohio and Texas as of December 31, 2016. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under our credit facility) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses.
We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.
Item 3. Legal Proceedings
We are party to legal proceedings and potential claims arising in the ordinary course of our business, including, but not limited to, claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. See “Legal Matters” section in Note 17 of the Notes to the Consolidated Financial Statements herein for a description of our legal proceedings.
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
On January 19, 2016, we received notification from the NYSE Regulation, Inc. that trading of our common stock on the NYSE would be suspended before the opening of trading on January 20, 2016. The NYSE suspended trading and initiated delisting procedures with respect to our common stock as we had fallen below the NYSE's continued listing standard requiring an average global market capitalization during a consecutive 30 trading-day period of not less than $15.0 million. As a result of being delisted by the NYSE, our common shares began trading on the OTCQB U.S. Market (“OTCQB”) beginning January 20, 2016 under the ticker symbol "NESC."
The table below presents the intra-day high and low price per share of our common stock, as reported by the NYSE or OTCQB, for each of the quarters in the years ended December 31, 2015 and 2016, respectively:

For the Year Ending December 31, 2015	High	Low
First Quarter	$5.73	$1.65
Second Quarter	$6.78	$3.45
Third Quarter	$6.29	$1.26
Fourth Quarter	$2.28	$0.41

For the Year Ending December 31, 2016	High	Low
First Quarter	$0.55	$0.13
Second Quarter	$0.45	$0.22
Third Quarter	$0.30	$0.17
Fourth Quarter	$0.27	$0.14
Holders
As of March 31, 2017, there were 387 holders of record of our common stock. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”
Dividends
We have not paid any dividends on our common stock to date, and we currently do not intend to pay dividends in the future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors and will be subject to other limitations as may be contained in our ABL Facility, the indentures governing the 2018 Notes and 2021 Notes or other applicable agreements governing our indebtedness. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
Unregistered Sales of Equity Securities

There were no unreported unregistered sales of our equity securities during the fiscal year ended December 31, 2016. Please refer to our Forms 8-K filed with the Securities and Exchange Commission on April 21, 2016, May 26, 2016, and August 3, 2016 for more information.
Repurchases of Equity Securities

During the year ended December 31, 2016, we repurchased an aggregate of 24,801 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock units.

Set forth below is a summary of the share repurchases, by period, during the year ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
January 1, 2016 to January 31, 2016	14,612	$0.30
February 1, 2016 to February 29, 2016	862	0.33
March 1, 2016 to March 31, 2016	2,177	0.32
April 1, 2016 to April 30, 2016	4,354	0.26
May 1, 2016 to May 31, 2016	1,253	0.27
June 1, 2016 to June 30, 2016	109	0.22
July 1, 2016 to July 31, 2016	—	—
August 1, 2016 to August 31, 2016	570	0.25
September 1, 2016 to September 30, 2016	—	—
October 1, 2016 to October 31, 2016	60	0.24
November 1, 2016 to November 30, 2016	804	0.15
December 1, 2016 to December 31, 2016	—	—
Total shares repurchased and total average price per share	24,801	$0.29
(1) The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE or OTCQB.

Recent Performance
The following performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Stock Performance Graph
The following performance graph compares the performance of our common stock to the Russell 2000 Index and a peer group as established by management. The peer group consists of the following companies, each of which was selected on an industry and/or line-of business basis: Key Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Pioneer Energy Services Corp. We feel that the Russell 2000 Index and the selected peer group provides the most meaningful comparison to our common stock's performance.
The graph below compares the cumulative five-year total return to holders of our common stock with the cumulative total returns of the listed Russell 2000 Index and our peer group. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 at January 1, 2012 and tracks the return on the investment through December 31, 2016.

Company / Index	January 1, 2012	December 30, 2012	December 31, 2013	December 31, 2014	December 30, 2015	December 31, 2016
NES	$100.00	$60.60	$25.25	$8.35	$0.77	$0.27
Russell 2000 Index	100.00	116.70	161.86	170.02	162.40	194.46
Peer Group	100.00	58.81	91.70	65.21	55.20	71.53

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
Statement of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Total revenue	$152,176	$356,699	$536,282	$525,816	$256,671
Loss from operations (1)(2)(3)(4)(5)	(117,388)	(144,839)	(417,654)	(149,659)	(37,574)
Loss from continuing operations (1)(2)(3)(4)(5)	(167,621)	(195,167)	(457,178)	(134,040)	(6,597)
(Loss) income from discontinued operations, net of income taxes (3)(4)	(1,235)	(287)	(58,426)	(98,251)	9,124
Net (loss) income attributable to common shareholders	(168,856)	(195,454)	(515,604)	(232,291)	2,527
Weighted average shares outstanding used in computing net (loss) income per basic and diluted common share	90,979	27,681	26,090	24,492	14,994
Basic and diluted loss per share from continuing operations	(1.84)	(7.05)	(17.52)	(5.47)	(0.44)
Basic and diluted (loss) income per share from discontinued operations	(0.01)	(0.01)	(2.24)	(4.01)	0.61
Net (loss) income per basic and diluted share	(1.85)	(7.06)	(19.76)	(9.48)	0.17

(1)
Loss from operations and loss from continuing operations for the year ended December 31, 2016 includes long-lived asset impairment charges of $42.2 million and $14.3 million in costs incurred in connection with our capital restructuring transactions during 2016, which are described in more detail in Note 6 and Note 9 in the Notes to the Consolidated Financial Statements herein, respectively.

(2)
Loss from operations and loss from continuing operations for the year ended December 31, 2015 includes a goodwill impairment charge of $104.7 million, restructuring charges of $7.1 million, approximately $1.4 million in litigation and environmental charges and the write-off of a portion of the unamortized debt issuance costs associated with amendments to our ABL Facility of approximately $2.1 million.

(3)
Loss from operations and loss from continuing operations for the year ended December 31, 2014 includes a goodwill impairment charge of $304.0 million, a long-lived asset impairment charge of $112.4 million, approximately $8.8 million in litigation and environmental charges and the write-off of a portion of the unamortized debt issuance costs of approximately $3.2 million. Additionally, as a result of the on-going sales process of our industrial solutions division, we recorded charges totaling $74.4 million, which is included within "Loss from discontinued operations, net of income taxes" in our consolidated statement of operations herein.

(4)
During the fourth quarter of 2013, our board of directors approved and committed to a plan to divest our Thermo Fluids Inc. ("TFI") subsidiary, which comprises our industrial solutions business and as a result, we considered TFI to be held for sale. As such, all prior periods were restated to reflect TFI as discontinued operations. Loss from discontinued operations, net of income taxes for the year ended December 31, 2013 includes $98.5 million in goodwill impairment charges associated with our industrial solutions business. On April 11, 2015, we completed the TFI disposition with Safety-Kleen, Inc. for $85.0 million in an all-cash transaction, subject to working capital adjustments. See Note 21 in the Notes to the Consolidated Financial Statements herein for further information. Loss from operations and loss from continuing operations for the year ended December 31, 2013 includes long-lived asset impairment charges of $111.9 million, $24.6 million in litigation settlement charges and the write-off of $4.3 million of investments.

(5)
Loss from operations and loss from continuing operations for the year ended December 31, 2012 includes merger and acquisition costs of $7.7 million, impairment charges of $2.4 million and $3.7 million related to write-downs of the carrying values of a customer intangible asset and saltwater disposal wells, respectively, and a $1.4 million charge to accrue for the estimated costs of remediation and testing to comply with Louisiana Department of Environmental Quality requirements. In addition, loss from continuing operations for the year ended December 31, 2012 includes a $2.6 million charge for the write-off of unamortized deferred financing costs due to the repayment and replacement of our prior credit facility. 2012 also includes amounts from the acquisitions of Keystone Vacuum, Inc. and related entities, Thermo Fluids Inc., Homer Enterprises, Inc., JB Transportation Services, Inc. (“All Phase”), Appalachian Water Services, LLC and Badlands Power Fuels, LLC from their transaction dates of February 3, 2012, April 10, 2012, May 31, 2012, June 15, 2012, September 1, 2012 and November 30, 2012, respectively. Finally, 2012 also includes an income tax benefit from the release of a $38.5 million valuation allowance associated with net operating losses because of a determination that the realization of the associated deferred tax assets is more likely than not based on future taxable income arising from the reversal of deferred tax liabilities that we acquired in the TFI acquisition and the Power Fuels merger.
Balance Sheet Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Consolidated balance sheet data:
Cash and cash equivalents (1)	$994	$39,309	$13,367	$8,783	$14,776
Total current assets (1)	33,478	94,481	154,672	161,691	165,981
Property, plant and equipment, net (2)	294,179	406,188	475,982	498,541	579,022
Goodwill (3)	—	—	104,721	408,696	415,176
Total assets (3)	342,604	522,619	871,572	1,410,763	1,644,339
Current portion of long-term debt (4)	465,835	499,709	4,863	5,464	4,699
Current liabilities	492,967	545,087	96,193	124,538	86,470
Long-term debt (4)	5,956	11,758	592,455	549,713	561,427
Total liabilities	511,670	560,890	718,625	766,394	796,578
Total shareholders' (deficit)/equity	(169,066)	(38,271)	152,947	644,369	847,761

(1)
On March 10, 2016, we entered into an amendment to our guaranty and security agreement related to our ABL Facility, which is described in further detail in Note 9 in the Notes to the Consolidated Financial Statements herein under "ABL Facility Amendments." This amendment implemented a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. As a result of this amendment, our cash and cash equivalents balance decreased in 2016. Due to lower revenues in 2016, accounts receivable decreased by $18.4 million from the prior year, also contributing to the lower total current assets as of December 31, 2016.

(2)	During 2016, we recorded long-lived asset impairment charges of $42.2 million. During 2013, we recorded long-lived asset impairment charges of $111.9 million.

(3)
Goodwill was reduced to zero in 2015 as a result of a goodwill impairment charge of $104.7 million. The 2014 decrease in goodwill and total assets related to a goodwill and intangible asset impairment charge of $304.0 million and $112.4 million, respectively. Total assets as of December 31, 2014 and 2013 also reflect a reduction in goodwill relating to impairment charges for TFI of $48.0 million and $98.5 million, respectively, which were included in assets held for sale at those year ends. Additionally, total assets as of December 31, 2014 also reflected a reduction in intangible assets of $26.4 million for TFI.

(4)
As a result of the probability of breaching one of the financial covenants as of December 31, 2015, the carrying value of the ABL Facility and the 2018 Notes was reclassified as current in the consolidated balance sheet as of December 31, 2015. See Note 9 in the Notes to the Consolidated Financial Statements herein for further discussion on our indebtedness and the capital restructuring transactions that occurred during 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements, and the Notes and Schedules related thereto, which are included in this Annual Report.
Company Overview
Nuverra Environmental Solutions, Inc. is among the largest companies in the United States dedicated to providing comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations. Our strategy is to provide one-stop, total environmental solutions and wellsite logistics management, including delivery, collection, treatment, recycling, and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas.
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale areas: includes our operations in the Bakken and Eagle Ford Shale areas.

•	Natural gas shale areas: includes our operations in the Marcellus, Utica, and Haynesville Shale areas.
We support our customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas from shale formations. Current services, as well as prospective services in which we have made investments, include (i) logistics managements, including via procurement, delivery, collection, storage, treatment, recycling and disposal of solid and liquid materials and waste products; (ii) temporary and permanent water midstream assets, consisting of temporary and permanent pipeline facilities and other waste management infrastructure assets; (iii) equipment rental and staging services; and (iv) other ancillary services for E&P companies focused on the extraction of oil and natural gas resources from shale formations.
We utilize a broad array of assets to meet our customers' logistics and environmental management needs. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. We continue to expand our suite of solutions to customers who demand safety, environmental compliance and accountability from their service providers.
As a result of our historical acquisition activity to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide, we have accumulated a large level of indebtedness. Due to the continued decline in oil and natural gas prices, and the resulting decrease in drilling and completion activities, there was lower demand for our services during 2016. The decreased demand for our services impacts our overall liquidity and our ability to generate sufficient cash to meet our debt obligations and operating needs. See the "Liquidity and Capital Resources" discussion later in this section for further details.
Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have resulted in reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs, as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. As a result of the decline in oil prices that began in the fourth quarter of 2014 and continued throughout 2015 and 2016, drilling and completion activities in the oil and "wet" gas basins such as the Eagle Ford, Utica and Bakken shale areas experienced a dramatic decline. Accordingly, our customer base reduced their capital programs and drilling and completion activity levels during both 2015 and 2016.
Due to oil prices remaining more stable in early 2017, we are beginning to see drilling and completion activities increase in all basins. We would expect continued stability or further price growth to lead to increased drilling and completion activities by our customer base during 2017 when compared to 2016. Increased drilling and completion activities would likely lead to a higher demand for our services in 2017; however, there is no guarantee that oil prices will remain stable, drilling and completion activities in basins will continue to increase, or we will see an increase in a demand for our services in 2017.

Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica Shale areas, (v) labor costs, which decreased during 2016 but are expected to increase during 2017, (vi) developments in governmental regulations, (vii) seasonality and weather events (viii) pricing and (ix) our health, safety and environmental performance record.
The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue - from predominantly oil shale areas (a)	$92,650	$241,403	$403,371
Revenue - from predominantly natural gas shale areas (b)	59,526	115,296	132,911
Total revenue	$152,176	$356,699	$536,282

Loss from continuing operations before income taxes	$(166,814)	$(195,284)	$(469,641)
Loss from continuing operations	(167,621)	(195,167)	(457,178)
EBITDA (c, d)	(51,521)	(75,579)	(332,844)
_________________________

(a)
Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford, Mississippian and Tuscaloosa Marine Shale areas (prior to our substantial exit from the Mississippian and Tuscaloosa Marine basins during the three months ended March 31, 2015). Note that the Utica Shale area was previously included in the oil shale areas until the three months ended September 30, 2015 when it was reclassified as a natural gas shale area.

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

(c)
Defined as consolidated net loss from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (“GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Item 7. Liquidity and Capital Resources - EBITDA.”

(d)
The financial covenants referred to in Note 9 in the Notes to the Consolidated Financial Statements are based on EBITDA adjusted for certain items as defined in the debt agreements. Most notably, long-lived asset and goodwill impairments are allowed to be adjusted out of EBITDA in calculating the Adjusted EBITDA for the asset-based revolving credit facility financial covenant.

Results of Operations
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Year Ended		Percent of Revenue
	December 31,		December 31,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
Non-rental revenue	$139,886	$327,655	91.9%	91.9%	$(187,769)	(57.3)%
Rental revenue	12,290	29,044	8.1%	8.1%	(16,754)	(57.7)%
Total revenue	152,176	356,699	100.0%	100.0%	(204,523)	(57.3)%
Costs and expenses:
Direct operating expenses	129,624	279,881	85.2%	78.5%	(150,257)	(53.7)%
General and administrative expenses	37,013	39,327	24.3%	11.0%	(2,314)	(5.9)%
Depreciation and amortization	60,763	70,511	39.9%	19.8%	(9,748)	(13.8)%
Impairment of long-lived assets	42,164	—	27.7%	—%	42,164	100.0%
Impairment of goodwill	—	104,721	—%	29.4%	(104,721)	(100.0)%
Other, net	—	7,098	—%	2.0%	(7,098)	(100.0)%
Total costs and expenses	269,564	501,538	177.1%	140.6%	(231,974)	(46.3)%
Loss from operations	(117,388)	(144,839)	(77.1)%	(40.6)%	(27,451)	(19.0)%
Interest expense, net	(54,530)	(49,194)	(35.8)%	(13.8)%	5,336	10.8%
Other income, net	5,778	894	3.8%	0.3%	4,884	546.3%
Loss on extinguishment of debt	(674)	(2,145)	(0.4)%	(0.6)%	(1,471)	(68.6)%
Loss from continuing operations before income taxes	(166,814)	(195,284)	(109.6)%	(54.7)%	(28,470)	(14.6)%
Income tax (expense) benefit	(807)	117	(0.5)%	—%	924	789.7%
Loss from continuing operations	(167,621)	(195,167)	(110.1)%	(54.7)%	(27,546)	(14.1)%
Loss from discontinued operations, net of income taxes	(1,235)	(287)	(0.8)%	(0.1)%	948	330.3%
Net loss attributable to common shareholders	$(168,856)	$(195,454)	(111.0)%	(54.8)%	$(26,598)	(13.6)%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets and/or through water midstream assets owned by us to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the year ended December 31, 2016 was $139.9 million, down $187.8 million, or 57.3%, from $327.7 million for the year ended December 31, 2015. Continued lower drilling and completion activities in all divisions during 2016, as well as pricing pressures, led to lower non-rental revenue for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The primary driver of the decreased demand in the basins we serve was a 57% decline in average operating oil rigs from those operating in the prior year.
Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental period, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the year ended December 31, 2016 was $12.3 million, down $16.8 million, or 57.7%, from $29.0 million for the year ended December 31, 2015. The decrease was the result of lower utilization of our rental fleet in all divisions in conjunction with the continued reduction in drilling and completion activities in 2016 due to depressed oil prices.

Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2016 were $129.6 million, versus $279.9 million for the year ended December 31, 2015, a decrease of 53.7%. The decrease in direct operating expenses is attributable to lower revenues as a result of decreased activities, as well as our continued focus on our cost-management initiatives. Additionally, direct operating expenses during the year ended December 31, 2016 included a loss on the sale of assets of $3.5 million, while the year ended December 31, 2015 included a gain on the sale of assets of $0.3 million.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2016 were $37.0 million, down $2.3 million from $39.3 million for the year ended December 31, 2015. The decrease in general and administrative expenses is primarily attributable to lower compensation and benefit expenses as a result of headcount reductions in response to the continued decrease in drilling and completion activities, offset by $14.3 million in legal and professional fees incurred in connection with the restructuring of our indebtedness.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2016 was $60.8 million, down $9.7 million from $70.5 million for the year ended December 31, 2015. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending and sold underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers.
Impairment of Long-Lived Assets
During the year ended December 31, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land. These assets qualified to be classified as assets held for sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell. This resulted in a long-lived asset impairment charge of $4.8 million for the year ended December 31, 2016.
Additionally, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2016, there were indicators that the assets in the Bakken, Eagle Ford, Haynesville and Marcellus/Utica basins were not recoverable and as a result we recorded long-lived asset impairment charges of $37.4 million.
No charges were recorded for the impairment of long-lived assets line for the year ended December 31, 2015. See also Note 6 in the Notes to the Consolidated Financial Statements herein for further discussion.
Impairment of Goodwill
We recorded goodwill impairment charges of $104.7 million related to our Rocky Mountain division during the year ended December 31, 2015 as a result of our annual impairment test, thereby eliminating all remaining goodwill on the consolidated balance sheet. See also Note 6 in the Notes to the Consolidated Financial Statements herein for further discussion.
Other, net
During the year ended December 31, 2015, we recorded a charge totaling approximately $7.1 million to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian shale area and the Tuscaloosa Marine Shale logistics business. Included in the $7.1 million of restructuring charges is approximately $5.9 million for the impairment of certain assets in the Mississippian shale area. See Note 6 and Note 7 in the Notes to the Consolidated Financial Statements herein for further discussion.
Interest Expense, net
Interest expense, net during the year ended December 31, 2016 was $54.5 million compared to $49.2 million for the year ended December 31, 2015. The increase is primarily due to the restructuring of our indebtedness during the year ended December 31, 2016. As part of the debt restructuring, a portion of our 2018 Notes were exchanged for new 2021 Notes whereby the interest due on October 15, 2016 was payable in kind at an annual rate of 12.5%. Additionally, we entered into a new Term Loan with interest payable in kind at 13% compounded monthly. See Note 9 in the Notes to the Consolidated Financial Statements herein for further details.

Other Income, net
Other income, net was $5.8 million for the year ended December 31, 2016 compared to $0.9 million for the year ended December 31, 2015. The increase is attributable to the gain on the sale of Underground Solutions Inc. (or "UGSI") of $1.7 million during the year ended December 31, 2016 (see Note 19 in the Notes to the Consolidated Financial Statements). Additionally, we recorded a $3.3 million gain associated with the change in fair value of the derivative warrant liability. We issued warrants with derivative features in connection with our debt restructuring during the year ended December 31, 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in "Other income, net." See Note 9, Note 10, and Note 11 in the Notes to the Consolidated Financial Statements for further details on the warrants.
Loss on Extinguishment of Debt
During the year ended December 31, 2016, we executed two amendments to our ABL Facility and as a result wrote-off $0.7 million of unamortized debt issuance costs associated with the ABL Facility. See "Liquidity and Capital Resources - ABL Facility Amendments" later in this section for further discussion on the amendments.
During the year ended December 31, 2015, as a result of two amendments to our ABL Facility, we wrote-off a portion of the unamortized debt issuance costs associated with the ABL Facility of approximately $2.1 million.
Income Taxes
The income tax expense for the year ended December 31, 2016 was $0.8 million (a (0.5)% effective rate) compared to a benefit of $0.1 million (a near zero effective rate) in the prior year. The effective tax rate in 2016 is primarily the result of federal alternative minimum tax and the change in valuation allowance attributable to long-lived assets.

We have significant deferred tax assets consisting primarily of federal net operating losses (“NOLs”), which generally expire between the years 2031 and 2035, long-term debt and capital loss carryforwards, which have a five year carryforward that begins to expire in 2019. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued losses, at December 31, 2016, we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets and, as a result, a valuation allowance continues to be required to be recorded against our deferred tax assets. Accordingly, we have recorded a valuation allowance of approximately $236.1 million as of December 31, 2016.
Loss from Discontinued Operations
Loss from discontinued operations in the years ended December 31, 2016 and 2015 represents the financial results and final closing adjustments of TFI, our industrial solutions business, which was sold in April of 2015. Such loss, which is presented net of income taxes, was $1.2 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. See Note 21 in the Notes to the Consolidated Financial Statements herein for additional information.

Results of Operations
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Year Ended		Percent of Revenue
	December 31,		December 31,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
Non-rental revenue	$327,655	463,418	91.9%	86.4%	$(135,763)	(29.3)%
Rental revenue	29,044	72,864	8.1%	13.6%	(43,820)	(60.1)%
Total revenue	356,699	536,282	100.0%	100.0%	(179,583)	(33.5)%
Costs and expenses:
Direct operating expenses	279,881	392,458	78.5%	73.2%	(112,577)	(28.7)%
General and administrative expenses	39,327	59,187	11.0%	11.0%	(19,860)	(33.6)%
Depreciation and amortization	70,511	85,880	19.8%	16.0%	(15,369)	(17.9)%
Impairment of long-lived assets	—	112,436	—%	21.0%	(112,436)	(100.0)%
Impairment of goodwill	104,721	303,975	29.4%	56.7%	(199,254)	(65.5)%
Other, net	7,098	—	2.0%	—%	7,098	100.0%
Total costs and expenses	501,538	953,936	140.6%	177.9%	(452,398)	(47.4)%
Loss from operations	(144,839)	(417,654)	(40.6)%	(77.9)%	(272,815)	(65.3)%
Interest expense, net	(49,194)	(50,917)	(13.8)%	(9.5)%	(1,723)	(3.4)%
Other income, net	894	2,107	0.3%	0.4%	(1,213)	(57.6)%
Loss on extinguishment of debt	(2,145)	(3,177)	(0.6)%	(0.6)%	(1,032)	(32.5)%
Loss from continuing operations before income taxes	(195,284)	(469,641)	(54.7)%	(87.6)%	(274,357)	(58.4)%
Income tax benefit	117	12,463	—%	2.3%	(12,346)	(99.1)%
Loss from continuing operations	(195,167)	(457,178)	(54.7)%	(85.2)%	(262,011)	(57.3)%
Loss from discontinued operations, net of income taxes	(287)	(58,426)	(0.1)%	(10.9)%	(58,139)	(99.5)%
Net loss attributable to common stockholders	$(195,454)	$(515,604)	(54.8)%	(96.1)%	$(320,150)	(62.1)%
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
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2015 were $279.9 million, compared to $392.5 million for the year ended December 31, 2014, a decrease of 28.7%. The decrease in direct operating expenses was primarily attributable to lower compensation expenses and fuel costs, as well as repairs and maintenance costs associated with decreased activities.

Additionally, we implemented various cost-management initiatives to reduce direct operating expenses given the decrease in activities due to lower oil and natural gas prices.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2015 were $39.3 million, down $19.9 million from $59.2 million for the year ended December 31, 2014. The decrease in general and administrative expenses is primarily due to a decrease in business activities and our cost-management initiatives, which resulted in lower bad debt expense and lower compensation expense during the year ended December 31, 2015. Additionally, the year ended December 31, 2014 included $2.1 million of integration and rebranding costs, along with $6.3 million of legal and environmental expenses for certain litigation, which did not occur in such magnitude in 2015.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2015 was $70.5 million, down approximately $15.4 million from $85.9 million for the year ended December 31, 2014. The decrease was primarily attributable to the write-off of the intangible assets in the Rocky Mountain division as of December 31, 2014, resulting from the long-lived asset impairment charges totaling $112.4 million in 2014.
Impairment of Long-Lived Assets
No charges were recorded to the impairment of long-lived assets line for the year ended December 31, 2015. The long-lived asset impairment charges of $112.4 million for the year ended December 31, 2014 consisted of the write-off of our customer relationship intangible assets located in our Rocky Mountain division following impairment testing that resulted from triggering events that occurred during the three months ended December 31, 2014, including the significant decline in oil and natural gas prices and the market price of the our common stock.
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
Other, net
We recorded a charge totaling approximately $7.1 million in the year ended December 31, 2015 to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian shale area and the Tuscaloosa Marine Shale logistics business. Included in the $7.1 million of restructuring charges is approximately $5.9 million for the impairment of certain assets in the Mississippian shale area. See Note 7 in the Notes to the Consolidated Financial Statements herein for further discussion.
Interest Expense, net
Interest expense, net during the year ended December 31, 2015 was $49.2 million compared to $50.9 million for the year ended December 31, 2014. The decrease in interest expense was primarily attributable to lower borrowings on the ABL Facility during the year ended December 31, 2015, as compared to the borrowings on the ABL Facility during the year ended December 31, 2014.
Other Income, net
Other income, net was $0.9 million for the year ended December 31, 2015 compared to $2.1 million for the year ended December 31, 2014. The decrease in other income, net was primarily attributable to a $2.0 million gain related to a change in the fair value of our Heckmann Water Resources (CVR), Inc. contingent consideration obligation recognized in the year ended December 31, 2014, which reduced the obligation to zero.

Loss on Extinguishment of Debt
During the year ended December 31, 2015, as a result of two amendments to our ABL Facility, we wrote-off a portion of the unamortized debt issuance costs associated with the ABL Facility of approximately $2.1 million. In February 2014, we entered into the ABL Facility and wrote-off a portion of the unamortized debt issuance costs associated with our previous Amended Revolving Credit Facility of approximately $3.2 million during the year ended December 31, 2014.
Income Taxes
The income tax benefit for the year ended December 31, 2015 was $0.1 million (a near zero effective rate) compared to $12.5 million (effective rate of 2.7%) in the prior year. The lower effective tax benefit rate in 2015 is primarily the result of the tax impact of the impairment of goodwill and an increased valuation allowance related to deferred tax assets.

We have significant deferred tax assets consisting primarily of net operating losses (“NOLs”), which have a limited life generally expiring between the years 2029 and 2035, and capital losses, which have a five year carryforward expiring in 2020. Management regularly assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued losses, at December 31, 2015, we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets and, as a result, a valuation allowance continues to be required to be recorded against our deferred tax assets. Accordingly, we recorded a valuation allowance of approximately $171.7 million as of December 31, 2015.
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
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital has historically been from borrowings available under our ABL Facility and Term Loan, with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital for 2016 included cash generated by our operations, restructuring transactions including borrowings from our Term Loan, asset sales and borrowings under our ABL Facility to the extent our borrowing base and financial covenants permitted such borrowings. Cash generated by our operations alone is not sufficient to fund operations.
At December 31, 2016 our total indebtedness was $487.6 million. We have incurred losses from continuing operations of $167.6 million, $195.2 million and $457.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, including impairments of goodwill and long-lived assets. At December 31, 2016 we had cash and cash equivalents of $1.0 million and $11.6 million of net availability under the ABL Facility.
The maturity date of our ABL Facility occurred on March 31, 2017, and, as a result, all commitments under the ABL Facility have been terminated, the lenders under the ABL Facility have no obligation to provide additional loans or otherwise extend credit under the ABL Facility, and all obligations under the ABL Facility are due and payable. As we have not repaid all outstanding obligations under the ABL Facility, we are in default under the ABL Facility and the lenders under the ABL Facility are entitled to exercise their rights and remedies. In addition, the default under the ABL Facility constituted an event of cross default under the Term Loan and the indentures governing the Company’s 2018 Notes and 2021 Notes. The Company does not have sufficient liquidity to repay the obligations under the ABL Facility, Term Loan, or indentures governing our 2018 Notes and 2021 Notes.

In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we have entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with holders of over 80% (the “Supporting Noteholders”) of our 2021 Notes on April 9, 2017. Under the Restructuring Support Agreement, the

Supporting Noteholders have agreed, subject to certain terms and conditions, to support a financial restructuring of Nuverra (the “Restructuring”) pursuant to a prepackaged plan of reorganization (the “Plan”) to be filed in a case commenced under chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company anticipates that it will file the Plan on or before April 24, 2017. Among other terms and conditions, the Restructuring Support Agreement provides for interim financing to the Company prior to the filing of the Plan, debtor in possession financing (“DIP Financing”), a $150 million rights offering (the “Rights Offering”) and, if necessary after the Rights Offering, exit financing to fund required disbursements under the Plan (“Exit Financing”). The Company anticipates that the Restructuring will provide the Company will sufficient liquidity to continue its operations; however, there can be no assurances to that effect. There can also be no assurances that the Company will be able to successfully implement the Plan and consummate the Restructuring. See the "Subsequent Events Related to Indebtedness and Restructuring Plan" discussions later in this section for further details on the Restructuring.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, we had an accumulated deficit at December 31, 2016 and 2015, and a net loss for the fiscal years ended December 31, 2016, 2015 and 2014. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. Our ability to continue as a going concern is dependent upon our ability to generate sufficient liquidity to meet our obligations and operating needs. While we were in compliance with our existing debt arrangements as of December 31, 2016, we were no longer in compliance as of March 31, 2017. We recognize that absent a successful Restructuring, it is likely that we will not have enough liquidity, including cash on hand, to service our debt obligations and fund day-to-day operations through fiscal 2017. Without receipt of the interim financing, DIP Financing, Rights Offering proceeds, and Exit Financing, our existing cash and other sources of liquidity may only be sufficient to fund our operations (excluding debt payments) through April 2017. See the "Subsequent Events Related to Indebtedness and Restructuring Plan" discussions later in this section for details on the Restructuring.

During 2016, we used cash on hand and liquidity from our 2016 restructuring transactions to repay a portion of our ABL Facility in order to maintain compliance with our ABL Facility financial covenants and to cover the deterioration to our ABL Facility borrowing base due to declining accounts receivable and downward pressure on the orderly liquidation values of our machinery and equipment. If there is further deterioration to our ABL Facility borrowing base, in the event our cash on hand is not adequate to cover any shortfall, we would be required to seek alternate sources of debt at higher rates of interest, and such debt may not be available to us. See Note 9 in the Notes to the Consolidated Financial Statements for details on our debt restructuring in 2016.
The following table summarizes our sources and uses of cash from continuing operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
Net cash (used in) provided by continuing operations:	2016	2015	2014
Operating activities	$(26,251)	49,827	17,376
Investing activities	14,732	68,178	(45,539)
Financing activities	(26,796)	(93,118)	32,747
Net (decrease) increase in cash and cash equivalents from continuing operations	$(38,315)	$24,887	$4,584
As of December 31, 2016, we had cash and cash equivalents of $1.0 million, a decrease of $38.3 million from December 31, 2015. The primary reason for the decrease in cash and cash equivalents is due to net repayments of $79.2 million on our ABL Facility and the execution of an amendment to our guaranty and security agreement related to our ABL Facility in March 2016, which is described in further detail later in this section under "ABL Facility and Amendments." This amendment implemented a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. We had an ending balance of $1.4 million in our collection lockbox and certain depository accounts on December 31, 2016, which we have classified as "Restricted cash" on the consolidated balance sheet as this cash is not available for operations and was subsequently swept by the lender on January 1, 2017. The amendment also requires the segregation of all receipts and disbursements in separate bank accounts and limits the end of day balance in our operating bank account to an amount not to exceed $1.0 million.

Operating Activities
Net cash used by operating activities was $26.3 million for the year ended December 31, 2016. The net loss from continuing operations, after adjustments for non-cash items, used cash of $31.1 million as compared to $6.3 million in 2015, as described below. Changes in operating assets and liabilities provided $4.8 million primarily due to a decrease in accounts receivable as a result of lower activity levels and billings in the current year, offset by a decrease in accounts payable and accrued liabilities. The non-cash items and other adjustments included $60.8 million of depreciation and amortization of intangible assets, $42.2 million in impairment of long-lived assets, $26.7 million in accrued interest added to debt principal, amortization of debt issuance costs of $6.2 million, a $3.5 million loss on the disposal of property, plant and equipment, stock-based compensation of $1.1 million, and the write-off of debt issuance costs of $0.7 million, partially offset by a $3.3 million gain resulting from the change in the fair value of the derivative warrant liability and a $1.7 million gain on the sale of UGSI.
Net cash provided by operating activities was $49.8 million for the year ended December 31, 2015. The net loss from continuing operations, after adjustments for non-cash items, used cash of $6.3 million. Changes in operating assets and liabilities provided $56.1 million primarily due to a decrease in accounts receivable due to a focused effort on collections and lower overall revenues. The non-cash items and other adjustments included $104.7 million in impairment of goodwill, $5.9 million in impairment of long-lived assets, $70.5 million of depreciation and amortization of intangible assets and the write-off of debt issuance costs of $2.1 million.
Net cash provided by operating activities was $17.4 million for the year ended December 31, 2014. The net loss from continuing operations, after adjustments for non-cash items, provided cash of $42.0 million. Changes in operating assets and liabilities used cash of $24.7 million primarily due to an increase in accounts receivable and a decrease in accounts payable which was partially offset by a decrease in prepaid expenses and other receivables. The non-cash items and other adjustments included $304.0 million in impairment of goodwill, $112.4 million impairment of long-lived assets, $85.9 million of depreciation and amortization of intangible assets, and the write-off of debt issuance costs of $3.2 million, partially offset by a deferred income tax benefits of $12.6 million and a $4.8 million gain on the disposal of property, plant and equipment.
Investing Activities
Net cash provided by investing activities was $14.7 million for the year ended December 31, 2016, which primarily consisted of $10.7 million of proceeds from the sale of property, plant and equipment, $5.0 million in proceeds from the sale of UGSI, and a $2.8 million decrease in restricted cash due primarily to the release of funds from escrow as a result of the completion of the post-closing working capital reconciliation related to the sale of TFI, partially offset by $3.8 million of purchases of property, plant and equipment.
Net cash provided by investing activities was $68.2 million for the year ended December 31, 2015 which consisted primarily of $78.9 million of proceeds from the sale of TFI and $12.7 million of proceeds from the sale of property, plant and equipment, offset by $19.2 million of purchases of property, plant and equipment
Net cash used in investing activities was $45.5 million for the year ended December 31, 2014 and consisted primarily of $55.7 million of purchases of property, plant and equipment, partially offset by $10.2 million in proceeds from sales of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $26.8 million for the year ended December 31, 2016 and was primarily comprised of $79.2 million of net repayments on our ABL Facility and $6.6 million for payments under capital leases, notes payable and other financing activities, offset by $55.0 million in proceeds from the issuance of the new Term Loan and $5.0 million due to the issuance of 20,312,500 shares of our common stock to Mr. Johnsrud, our Chairman and Chief Executive Officer, on November 15, 2016 as a result of our election not to proceed with the previously contemplated rights offering (see Note 12 in the Notes to the Consolidated Financial Statements for more information on the rights offering).
Net cash used in financing activities was $93.1 million for the year ended December 31, 2015 and was primarily a result of using the proceeds received from the sale of TFI to make $81.6 million in payments on our ABL Facility. Additionally, we used cash of $11.2 million for payments under capital leases, notes payable and other financing activities, and $0.2 million for payments of debt issuance costs.
Net cash provided by financing activities was $32.7 million for the year ended December 31, 2014 and consisted primarily of $40.2 million in net borrowings under our ABL Facility, partially offset by $6.4 million for payments under capital leases, notes payable and other financing activities, and $1.0 million for payments of debt issuance costs.

Capital Expenditures
Cash required for capital expenditures (related to continuing operations) for the year ended December 31, 2016 totaled $3.8 million compared to $19.2 million for the year ended December 31, 2015. Capital expenditures for the year ended December 31, 2016 primarily related to expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. Capital expenditures in the year ended December 31, 2015 included continued investments in our solid treatment capabilities at our Bakken Shale landfill site as well as other equipment. Although we did not enter into any new capital leases during the year ended December 31, 2016, historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited in the preceding sentences. Such equipment additions under capital leases were approximately $2.9 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Our planned capital expenditures of approximately $10.0 million for 2017 are expected to be financed through cash flow from operations, borrowings under existing or new credit facilities if available, issuances of debt or equity, capital leases, other financing structures, or a combination of the foregoing.
Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2016, we had $487.6 million of indebtedness outstanding, consisting of $40.4 million of 2018 Notes, $351.3 million of 2021 Notes, $60.7 million under a Term Loan, $22.7 million under an ABL Facility, and $12.5 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS.
Restructuring of Debt in 2016
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

Pursuant to the Exchange Offer, we offered to exchange our 2021 Notes and shares of our common stock at a conversion price per share of $0.32 (the “Conversion Price”) for any and all of our 2018 Notes validly tendered and not properly withdrawn at or prior to the expiration date, with the exception of approximately $31.4 million in principal 2018 Notes owned by an entity controlled by Mark D. Johnsrud, our Chairman of the Board and Chief Executive Officer. We settled the Exchange Offer on April 15, 2016 by delivering to tendering holders of the 2018 Notes (i) $327.2 million in aggregate principal amount of the new 2021 Notes to those tendering holders electing to exchange for 2021 Notes and $0.9 million in shares of common stock converted at the Conversion Price to those tendering holders electing to exchange for common stock and (ii) a pro-rata share (based on the aggregate principal amount of the 2018 Notes validly tendered) of penny warrants sufficient to purchase 10% of shares of our common stock (the "Exchange Warrants"). In addition, $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud were canceled upon closing of the Exchange Offer, and converted to shares of our common stock on May 26, 2016 at the Conversion Price, following shareholder approval at the May 20, 2016 Special Meeting of Shareholders to approve an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock, par value $0.001 per share, from 50 million to 350 million (the "Johnsrud Note Conversion"). As a result of the exchange, a total of 101,071,875 shares of common stock were issued, with 2,837,500 to tendering holders electing to exchange their 2018 Notes for common stock, and 98,234,375 shares issued for the Johnsrud Note Conversion.

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

Proceeds from the Term Loan were applied to pay down a portion of the outstanding balance of the ABL Facility and were partially reborrowed by us to fund the April 15, 2016 interest payment on the 2018 Notes and pay related transaction fees and expenses. Subsequent amendments to the Term Loan Credit Agreement provided additional proceeds of $31.0 million which were also used to pay down a portion of the outstanding balance of the ABL Facility, for total Term Loan proceeds of $55.0 million during the year ended December 31, 2016.

Amendments to our Term Loan and ABL Facility during the year ended December 31, 2016, as well as further details on our outstanding debt including our financial covenants and borrowing limitations, are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

Subsequent Events Related to Indebtedness and Restructuring Plan

Restructuring Support Agreement

On April 9, 2017, the Company and its subsidiaries (collectively, the "Nuverra Parties") entered into the Restructuring Support Agreement with the Supporting Noteholders. Under the RSA, the Supporting Noteholders have agreed, subject to certain terms and conditions, to support the Restructuring pursuant to the prepackaged Plan to be filed in a case commenced under chapter 11 of the United States Bankruptcy Code. The Nuverra Parties expect to commence a solicitation of votes for the Plan no later than April 20, 2017 and expect to commence the chapter 11 cases on or before April 24, 2017.

The Plan will be based on the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement (the “Term Sheet”) which includes:

•
debtor in possession financing (the “DIP Facilities”), consisting of a super-priority, secured, debtor-in-possession revolving credit facility (the “DIP Revolving Facility”) provided by the lenders under the Company’s ABL Facility and a super-priority, secured, debtor-in-possession term loan facility (the “DIP Term Loan”) provided by the one or more of the lenders under the Company’s Term Loan;

•
a rights offering (the “Rights Offering”) in connection with the consummation of the Restructuring, pursuant to which the Company will distribute freely transferrable rights (the “Rights”) to permit the holders thereof to acquire, in the aggregate, $150.0 million of newly issued common stock of the reorganized company at an enterprise valuation of $400.0 million (the “Plan Value”);

•
exit financing, to the extent necessary after the Rights Offering, to fund required disbursements under the Plan, through a new first lien, senior secured exit facility in the form of an asset backed revolver, term loan or combination thereof;

•	cash payment in full of all administrative expense claims, priority tax claims, priority claims, DIP Revolving Facility claims, and ABL Facility claims;

•
satisfaction in full of all DIP Term Loan claims and Term Loan claims (collectively, the “Term Loan Claims”) as follows: (i) by converting the first $75.0 million of Term Loan Claims to newly issued common stock of the reorganized company at Plan Value, subject to dilution by a new management incentive plan, the Rights Offering, and the conversion of the remainder of the Term Loan Claims, and (ii) the remaining Term Loan Claims, if any, to be paid in cash from the proceeds of the Rights Offering in excess of $50.0 million after repayment of the ABL Facility claims and other expenses, with any remaining balance thereafter to be converted to newly issued common stock of the reorganized company at Plan Value (subject to dilution);

•
receipt by the holders of the 2021 Notes, in full satisfaction of their claims, (a) their pro rata share of 99.75% of the reorganized company’s newly issued common stock, subject to dilution by a new management incentive plan, the Rights Offering, and the conversion of the Term Loan Claims, and (b) 50.0% of the Rights (which will be exercisable for up to two years following the completion of the Restructuring);

•
receipt by the holders of the 2018 Notes in full satisfaction of their claims of (a) their pro rata share of up to 0.25% of the reorganized company’s newly issued common stock, subject to dilution by a new management incentive plan, the Rights Offering, and the conversion of the Term Loan Claims, and (b) a portion of 50.0% of the Rights to be determined by the Nuverra Parties (which will be exercisable prior to the completion of the Restructuring);

•
existing equity interests shall receive no distribution; provided however that, subject to agreement among the Supporting Noteholders and the Nuverra Parties, existing equity holders may receive a portion of the Rights;

•	payment of all undisputed customer, employee, vendor or other trade obligations; and

•	continuation as a public reporting company under the Securities Exchange Act of 1934 and best efforts to have the new common stock listed on the New York Stock Exchange.

In accordance with the Restructuring Support Agreement, the Supporting Noteholders agreed, among other things, to: (i) provide interim financing to the Nuverra Parties in the aggregate amount of $9.1 million until the filing of the chapter 11 cases; (ii) support and take all necessary actions in furtherance of the Restructuring; (iii) vote all of its claims against Nuverra in favor of the Plan; (iv) not direct or take any action inconsistent with the Plan or the Supporting Noteholders obligations; (v) not take any action that would, or is intended to in any material respect, interfere with, delay, or postpone the consummation of the Restructuring; and (vi) not transfer claims held by each Supporting Noteholder except with respect to limited and customary exceptions, generally requiring any transferee to become party to the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Nuverra parties agreed, among other things, to: (i) use its best efforts to launch the solicitation of votes to approve the Plan, file the Plan, and seek confirmation of the Plan; (ii) use its best efforts to obtain orders from the bankruptcy court regarding the Restructuring; (iii) act in good faith and use its best efforts to support and complete the transactions contemplated in the Term Sheet; (iv) use its best efforts to obtain all required regulatory approvals and third-party approvals of the Restructuring; (v) not take any actions inconsistent with the Restructuring Support Agreement, Term Sheet, DIP Facilities, and the Plan; (vi) operate its business in the ordinary course consistent with past practice and preserve its businesses and assets; and (vii) support and take all actions that are necessary and appropriate to facilitate the confirmation of the Plan and the consummation of the Restructuring.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the solicitation of votes to approve the Plan, commencement of the chapter 11 cases, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to the DIP Facilities.

Term Loan Credit Agreement Amendments

Fifth Amendment to Term Loan

On April 3, 2017 (the “Effective Date”), we entered into a Fifth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Fifth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Agent, Wells Fargo Bank, National Association, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan

Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $58.1 million to $59.2 million (the “Fifth Amendment Additional Term Commitment”) and amending the EBITDA financial maintenance covenant.

Pursuant to the Fifth Term Loan Agreement Amendment, we are required to use the net cash proceeds of the Additional Term Commitment of $1.1 million to pay the fees, costs and expenses incurred in connection with the Fifth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes.

As a condition to the effectiveness of the Fifth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under our ABL Facility providing that the agent under the ABL Facility would not exercise any remedies with respect to the Additional Term Commitment deposited in the our Master Account (as defined in the ABL Facility). In addition, we received a waiver of certain events of default under the Term Loan Agreement arising from the inclusion of a going concern qualification from our registered public accounting firm, breach of the EBITDA financial maintenance covenant, and cross-default arising from the default under our ABL Facility.

The Fifth Term Loan Agreement Amendment requires us to (i) on or before April 7, 2017, enter into a restructuring support agreement and other documentation required by the Term Loan Lenders in connection with the restructuring of the indebtedness of the Company and its subsidiaries; (ii) appoint Robert D. Albergotti as the Chief Restructuring Officer to the Company; and (iii) within five days of Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under the our ABL Facility and to pay all premiums for such title policies.

Sixth Amendment to Term Loan

On April 6, 2017 (the "Sixth Amendment Effective Date"), we entered into a Sixth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Sixth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $59.2 million to $60.3 million (the “Sixth Amendment Additional Term Commitment”).

Pursuant to the Sixth Term Loan Agreement Amendment, we are required to use a portion of the net cash proceeds of the Sixth Amendment Additional Term Commitment of $1.0 million to pay the fees, costs and expenses incurred in connection with the Sixth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes. We intend to use the additional liquidity provided by the Sixth Amendment Additional Term Commitment to fund our business operations until the filing of the Plan.

As a condition to the effectiveness of the Sixth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under the ABL Facility providing, among other things, that the agent under the ABL Facility would not exercise any remedies with respect to the Sixth Amendment Additional Term Commitment deposited in our Master Account.

The Sixth Term Loan Agreement Amendment requires us, among other things, to (i) on or before April 7, 2017, enter into the Restructuring Support Agreement and other documentation requested by the Term Loan Lenders in connection with the Restructuring; and (ii) within 5 days of Sixth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums for such title policies.

Seventh Amendment to Term Loan

On April 10, 2017 (the "Seventh Amendment Effective Date"), we entered into a Seventh Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Seventh Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $60.3 million to $65.8 million (the “Seventh Amendment Additional Term Commitment”). The Seventh Amendment Additional Term Commitment is in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Seventh Term Loan Agreement Amendment, we are required to use a portion of the net cash proceeds of the Seventh Amendment Additional Term Commitment of $5.0 million to pay the fees, costs and expenses incurred in connection with the Seventh Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes. We intend to use the additional liquidity provided by the Seventh Amendment Additional Term Commitment to fund our business operations until the filing of the Plan.

As a condition to the effectiveness of the Seventh Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under the ABL Facility providing, among other things, that the agent under the ABL Facility would not exercise any remedies with respect to the Seventh Amendment Additional Term Commitment deposited in the our Master Account, subject to the terms of such letter agreement.

The Seventh Term Loan Agreement Amendment requires us, among other things, to (i) comply with the terms and conditions of the Restructuring Support Agreement; and (ii) within 5 days of Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums for such title policies.

Letter Agreements Regarding Additional Term Loan Commitments

Fifth Amendment Letter Agreement

On April 3, 2017, in connection with the Term Loan Agreement Amendment, we and Wells Fargo Bank, National Association, as Administrative Agent ("Wells Fargo") entered into a letter agreement regarding the Additional Term Commitment (the “Fifth Amendment Letter Agreement”). Pursuant to the Fifth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Additional Term Commitment or any additional Term Loans that are deposited in our Master Account. In addition, the Fifth Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Additional Term Commitment, such Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Sixth Amendment Letter Agreement

On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Sixth Amendment Additional Term Commitment (the “Sixth Amendment Letter Agreement”). Pursuant to the Sixth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Sixth Amendment Additional Term Commitment that are deposited in our Master Account. In addition, the Sixth Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Sixth Amendment Additional Term Commitment, such Sixth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Seventh Amendment Letter Agreement

On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Seventh Amendment Additional Term Commitment (the “Seventh Amendment Letter Agreement”). Pursuant to the Seventh Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Seventh Amendment Additional Term Commitment that are deposited in our Master Account. In addition, the Seventh Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Seventh Amendment Additional Term Commitment, such Seventh Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Intercreditor Agreement Amendments

Third Intercreditor Agreement Amendments

On April 3, 2017, in connection with the Fifth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 3 to Intercreditor Agreement (the “Pari Passu Intercreditor Agreement Amendment”), dated April 3, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as pari passu collateral agent, Wells Fargo, as administrative agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement. On April 3, 2017, in connection with the Fifth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 3 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Amendment”), dated April 3, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as administrative agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as collateral agent under the indenture governing our 2021 Notes. The Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Amendment permit the Additional Term Commitment by amending the Term Loan Cap (as defined therein) to increase it from $63.9 million to $65.1 million. The Term Loan Cap is higher than the commitment under the Term Loan, as it includes, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Fourth Intercreditor Agreement Amendments

On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 4 to Intercreditor Agreement (the “Fourth Pari Passu Intercreditor Agreement Amendment”), dated April 6, 2017 by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Pari Passu Intercreditor Agreement. On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment,we acknowledged and agreed to the terms and conditions under Amendment No. 4 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Fourth Amendment”), dated April 6, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Second Lien Intercreditor Agreement. The Fourth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Fourth Amendment permit the Sixth Amendment Additional Term Commitment by amending the Term Loan Cap to increase it from $65.1 million to $66.3 million. The Term Loan Cap is higher than the commitment under the Term Loan, as it includes, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Fifth Intercreditor Agreement Amendments

On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 5 to Intercreditor Agreement (the “Fifth Pari Passu Intercreditor Agreement Amendment”), dated April 7, 2017 by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Pari Passu Intercreditor Agreement. On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 5 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Fifth Amendment”), dated April 7, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Second Lien Intercreditor Agreement. The Fifth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Fifth Amendment permit the Seventh Amendment Additional Term Commitment by amending the Term Loan Cap to increase it from to $66.3 million to $72.4 million. The Term Loan Cap is higher than the commitment under the Term Loan, as it includes, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Contractual Obligations
The following table details our contractual cash obligations as of December 31, 2016 (in thousands). See Note 16 in the Notes to the Consolidated Financial Statements for additional information.

	Payments due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt obligations including capital leases (1)	$481,581	$5,398	$618	$—	$487,597
Interest on debt and capital leases (2)	32,145	238	29	—	32,412
Operating leases (3)	3,572	3,278	1,421	1,682	9,953
Contingent consideration (4)	—	—	—	8,500	8,500
Asset retirement obligation (5)	525	176	371	2,066	3,138
Total	$517,823	$9,090	$2,439	$12,248	$541,600

(1)
Principal payments are reflected when contractually required. Due to the default of the ABL Facility as of March 31, 2017, and the resulting cross-default of the 2018 Notes, 2021 Notes and Term Loan, the 2018 Notes, 2021 Notes and Term Loan are included in current portion of long-term debt as of December 31, 2016, and the payoff of those debts is reflected in the "Less than 1 Year" column.

(2)	Estimated interest on debt for all periods presented is calculated using interest rates available as of December 31, 2016 and includes fees for the unused portion of our ABL Facility.

(3)	Represents operating leases primarily for facilities, vehicles and rental equipment.

(4)	Represents contingent consideration payments related to the acquisition of Ideal Oilfield Disposal LLC which is payable in shares of our common stock or cash at our discretion (Note 10).

(5)
Represents estimated future costs related to the closure and/or remediation of our disposal wells and landfill. As we are uncertain as to when these future costs will be paid, the majority of the obligation has been presented in the more than five years column.

Off Balance Sheet Arrangements
As of December 31, 2016, we did not have any material off-balance-sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

The table below provides a reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss from continuing operations	$(167,621)	$(195,167)	$(457,178)
Depreciation and amortization	60,763	70,511	85,880
Interest expense, net	54,530	49,194	50,917
Income tax expense (benefit)	807	(117)	(12,463)
EBITDA from continuing operations	$(51,521)	$(75,579)	$(332,844)
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
We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 3 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Allowance for Doubtful Accounts
Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectability of trade receivables for both billed and unbilled receivables on our rental and non-rental revenues. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, our compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Additionally, if the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $1.7 million, $3.5 million and $7.6 million at December 31, 2016, 2015 and 2014 respectively.
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
During the year ended December 31, 2016, we recognized impairment charges for long-lived assets of $42.2 million which was recorded in "Impairment of long-lived assets" in the consolidated statement of operations. During the year ended December 31, 2015, we recognized an impairment charge for long lived assets of $5.9 million which was recorded in "Other, net" in the consolidated statement of operations as part of restructuring expenses related to the exit of the MidCon Shale area (Note 7). During the year ended December 31, 2014, we recognized impairment charges for intangible assets with finite useful lives of $112.4 million in "Impairment of long-lived assets" in the consolidated statement of operations. We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable. See Note 6 in the Notes to the Consolidated Financial Statements for additional information.
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
Future reversals of existing taxable temporary differences are another source of taxable income that is used in this analysis. As a result, deferred tax liabilities in excess of deferred tax assets generally will provide support for recognition of deferred tax assets. However, most of our deferred tax assets are associated with net operating loss (“NOL”) carryforwards, which statutorily expire after a specified number of years; therefore, we compare the estimated timing of these taxable timing difference reversals with the scheduled expiration of our NOL carryforwards, considering any limitations on use of NOL carryforwards, and record a valuation allowance against deferred tax assets that would expire unused.
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
Recently Issued Accounting Pronouncements

See the "Recently Issued Accounting Pronouncements" section of Note 3 on Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein for a complete description of recent accounting standards which may be applicable to our operations. The significant accounting standards that have been adopted during the year ended December 31, 2016 are described in Note 2 on Basis of Presentation in the Notes to the Consolidated Financial Statements herein.

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
Interest Rates
As of December 31, 2016 the outstanding principal balance on ABL Facility was $22.7 million with variable rates of interest based on, at the Company’s election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo, (b) the Federal Funds rate plus 0.5% or (c) the one month LIBOR plus one percent, plus, in each case, an applicable margin of 4.00% to 4.50% or (ii) the LIBOR rate plus an applicable margin of 5.00% to 5.50%. The weighted average interest rate for the year ended December 31, 2016 was 4.16%. We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the year ended December 31, 2016, our net interest expense for the year ended December 31, 2016 would have increased by an estimated $0.6 million, respectively.
As of December 31, 2016 the carrying value and the fair value of our 2018 Notes was $40.4 million and $4.7 million, respectively, and the carrying value and fair value of our 2021 Notes was $351.3 million and $65.2 million, respectively. The fair value of our 2018 Notes and 2021 Notes is affected, among other things, by changes to market interest rates. Should we decide to retire our 2018 Notes or 2021 Notes early, a change in interest rates could affect our future repurchase price. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to the fair value of our 2018 Notes and 2021 Notes assuming various changes in market interest rates. Assuming a hypothetical increase to market interest rates of 1%, we estimate the fair value of our 2018 Notes would decrease by approximately $22.3 thousand, while the fair value of our 2021 Notes would decrease by approximately $0.9 million. Assuming a hypothetical decrease to market interest rates of 1%, we estimate the fair value of our 2018 Notes would increase by approximately $22.5 thousand, while the fair value of our 2021 Notes would increase by approximately $1.0 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Due to our aggregate market value of the voting and non-voting common equity held by non-affiliates falling below $75.0 million as of June 30, 2016, and our corresponding change in filer status, our independent registered public accounting firm, Hein & Associates, LLP, was not required to issue an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of the members of our Board of Directors (each a “Director,” together, the “Board”), their ages, and their positions, as of March 31, 2017, are as follows:

Name	Age	Position
Mark D. Johnsrud	58	Chairman of the Board and Chief Executive Officer
Robert B. Simonds, Jr.	54	Vice Chairman of the Board and Director
William M. Austin	71	Director
Edward A. Barkett	50	Director
Tod C. Holmes	68	Director
R.D. "Dan" Nelson	67	Director
Dr. Alfred E. Osborne, Jr.	72	Director
J. Danforth Quayle	70	Director

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

Messrs. Barkett and Simonds comprise a class of Directors whose terms will expire at the Company’s 2017 annual meeting of shareholders.

Edward A. Barkett has served as a director since February 2009. He currently serves on the Company’s Audit Committee. Mr. Barkett is the Founder and currently serves as the President of Atlas Properties, Inc., a real estate development and management firm, a position he has held since 1993. For nearly 25 years, Mr. Barkett has been actively involved in building and managing complicated businesses, and in real estate investing, development, construction, leasing, and financing throughout the United States. Mr. Barkett is also a member of the board of directors of Bashas’, Inc., the largest grocery store chain in the State of Arizona.

Robert B. Simonds, Jr. has served as a director since May 2010 and as Vice Chairman since October 2010. He currently serves on the Company’s Compensation Committee and as Chair of the Nominating and Corporate Governance Committee. Mr. Simonds is a longtime advocate for water rights and policy issues and his family owns and controls water rights in Arizona. He was the immediate past Chairman of the Blue Ribbon Committee of the Metropolitan Water District of Southern California (“MWD”), the world’s largest water wholesaler, where he represented the city of Los Angeles from 2004 to 2006. MWD’s Blue Ribbon Committee makes recommendations for new business models and strategies to position MWD to meet the region’s water-related needs for the future. He was recently appointed to the National Academy of Sciences Board of Water Science and Technology (“BWST”). Mr. Simonds is also the Chairman and Chief Executive Officer of STX Entertainment and a seasoned producer of over 30 major motion pictures that have generated in excess of $7 billion in worldwide revenue.

Messrs. Austin, Johnsrud, and Nelson comprise a class of Directors whose terms will expire at the Company’s 2018 annual meeting of shareholders.

William M. Austin has served as a director since November 2014. He currently serves on the Company’s Audit Committee. Mr. Austin is currently the President of Austin Lee Ventures LTD, a Houston, Texas-based investment company, and a member of the board of directors of Ranger Holdings, a Houston, Texas-based oilfield services company, Torrent Energy Services, a midstream services company, and Pyote Water System LLC, a saltwater disposal facility partner. He is a former member of the board of directors of Express Energy LLP, a Houston, Texas-based oilfield services company, which was sold in November 2014. Mr. Austin also served as a member of the board of directors of IROC Energy Services, a Canadian oilfield services company, from November 2004 until April 2013. He is also a former member of the board of directors of Global Geophysical Services. Mr. Austin served as Executive Vice President and Chief Financial Officer of Exterran Holdings from December 2011 until April 2014, and he also served as Senior Vice President and Director of Exterran GP, LLC from April 2012 until

April 2014. From June 2009 to April 2010, he served as Senior Vice President and CFO of Valerus Compression Services, L.P., a natural gas services, production and processing company. Prior to his work with natural gas service companies, Mr. Austin was Senior Vice President and CFO of Key Energy Services, a publicly traded oilfield services firm, from January 2005 to February 2009. Earlier in his career, Mr. Austin was a Managing Director of Banker’s Trust Co., serving in the Leveraged Buyout group and head of the Energy Group in Houston, Texas for ten years. Mr. Austin holds a Bachelor of Science degree in electrical engineering from Brown University, a Master of Science degree from Stevens Institute of Technology and a Master of Business Administration from Columbia University.

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

R.D. "Dan" Nelson has served as a director since November 2013. He currently serves on the Company’s Compensation Committee and Nominating and Corporate Governance Committee. Prior to joining the Board, Mr. Nelson spent 32 years at ExxonMobil. During his 32-year career with ExxonMobil, Mr. Nelson served as Vice President of the company’s Washington, D.C. office and as Vice President and Officer of the corporation. He held a variety of other senior positions with ExxonMobil in the United States, the United Kingdom and Saudi Arabia. These positions included a number of strategic roles focused on Mobil’s Middle East operations, Coordination Manager for Mobil’s business operations with the Arabian-American Oil Company; Manager, Middle East region, Mobil Corporation; Planning and Analysis Manager for the supply and trading organization in Mobil’s global headquarters and Venture Manager for the company’s liquefied natural gas projects. Following the ExxonMobil merger, Mr. Nelson was appointed Chairman and Chief Executive Officer of ExxonMobil Saudi Arabia Inc.

Messrs. Holmes, Osborne, and Quayle comprise a class of Directors whose terms were scheduled to expire at the 2016 annual meeting of shareholders; however, since we did not hold an annual meeting in 2016, Messrs. Holmes, Osborne, and Quayle have remained members of the Board.

Tod C. Holmes has served as a director since August 2014. He currently serves on the Company’s Audit Committee. Prior to joining the Board, Mr. Holmes served as Executive Vice President and Chief Financial Officer of Republic Services, Inc. (NYSE: RSG) (“Republic Services”) from 2008 until 2013 and, prior thereto, as Senior Vice President and Chief Financial Officer of Republic Services since 1998. Republic Services is a Fortune 300 company focused on environmental services, including the collection, recycling, processing, and disposal of solid waste in the United States. Prior to Mr. Holmes being named Senior Vice President and Chief Financial Officer of Republic Services in 1998, he served as Vice President of Finance for the Solid Waste Group of Republic Industries, Inc. (now AutoNation) ("Republic Industries"). Prior to joining Republic Industries, Mr. Holmes held management and executive-level positions with numerous companies, including Browning Ferris Industries, Inc., Compagnie Generale de Geophysique, and KPMG. Mr. Holmes holds a Bachelor of Science degree in Economics and a Masters of Business Administration degree, with an emphasis in Finance and Accounting, from the University of Denver.

Dr. Alfred E. Osborne, Jr. has served as a director since May 2007. He is currently the Lead Independent Director and Chair of the Company’s Audit Committee. Dr. Osborne is the Senior Associate Dean at the UCLA Anderson School of Management, a position he assumed in July 2003. He has been employed as a professor at UCLA since 1972 and has served the school in various capacities over the years. Currently, he also serves as the faculty director of the Harold and Pauline Price Center for Entrepreneurship and Innovation at UCLA, a position he has held since July 2003. Dr. Osborne is a member of the board of directors of Kaiser Aluminum, Inc. (NASDAQ: KALU), a fabricated aluminum products manufacturing company, where he is Lead Director, a member of the audit committee and chair of the corporate governance committee, and Wedbush, Inc., a financial services and investment firm. Dr. Osborne also serves as a director of First Pacific Advisors family of seven funds: FPA Capital, Crescent, International Value, New Income, Paramount, Perennial and Source Capital. Dr. Osborne has served on many public and private company boards during the past 30 years, including service on audit and governance committees.

J. Danforth Quayle has served as a director since May 2007. He currently serves as Chair of the Company’s Compensation Committee and on the Company’s Nominating and Corporate Governance Committee. Mr. Quayle is the Chairman of Cerberus Global Investments, a position he has held since 1999, when he joined Cerberus Capital Management, one of the world’s leading private investment firms with over $27 billion in committed capital. As chairman of Cerberus Global Investments, Mr. Quayle has been actively involved in new business sourcing and marketing in North America, Asia and Europe. Prior to joining Cerberus Global Investments, Mr. Quayle served as a Congressman and Senator from the State of Indiana and as the 44th Vice President of the United States. During his tenure as Vice President, President George H.W. Bush named Mr. Quayle to head the Council of Competitiveness, which worked to ensure America’s international competitiveness in the 21st century. During his Vice Presidency, Mr. Quayle made official visits to 47 countries and chaired the National Space Council. Since leaving public office in 1993, Mr. Quayle has established and sold an insurance business in Indiana. For two years he was a distinguished visiting professor of international studies at Thunderbird, The American Graduate School of International Management in Phoenix, Arizona. Mr. Quayle has served on many public and private companies’ boards during the past 20 years, including board and committee service with US Filter Corporation and K2 Inc.

Executive Officers
The names of our executive officers, their ages, and their positions, as of March 31, 2017, are as follows:

Name	Age	Position
Mark D. Johnsrud	58	Chairman of the Board and Chief Executive Officer
Joseph M. Crabb	49	Executive Vice President and Chief Legal Officer

Mark D. Johnsrud's biographical information is included in the previous section "Directors."

Joseph M. Crabb serves as the Company’s Executive Vice President, Chief Legal Officer, and Corporate Secretary. He joined Nuverra in April 2014 with more than 20 years of legal experience in the areas of corporate finance, securities reporting, corporate governance, and merger, acquisition, and divestiture transactions. Prior to joining Nuverra, he was with Squire Sanders (US) LLP (now Squire Patton Boggs (US) LLP) as a partner and group leader of the corporate practice group in the firm’s Phoenix office. While at Squire Sanders, Mr. Crabb acted as Nuverra’s outside counsel and assisted the Company with key initiatives related to corporate finance; merger, acquisition and divestiture transactions; securities reporting; corporate governance; and litigation, among other projects. Mr. Crabb received his Bachelor of Arts degree in History from the University of Iowa, and his Juris Doctorate from the University of Iowa College of Law. Mr. Crabb also serves as Corporate Secretary of the Company.

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

Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that all of our executive officers and directors filed the required reports on a timely basis under Section 16(a).

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics is available in the “Corporate Governance” section of the Company’s website at www.nuverra.com under the Investors tab, and a printed copy may also be obtained by any stockholder upon request directed to Nuverra Environmental Solutions, Inc., 14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254, Attention: Corporate Secretary. The Company intends to post amendments to or waivers, if any, from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors or its principal executive officer, principal financial officer, principal accounting officer, or controller) at this location on its website. Among other matters, our Code of Business Conduct and Ethics is designed to promote:

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

The Nominating and Corporate Governance Committee’s consideration of a candidate for director includes assessment of the individual’s understanding of our business, the individual’s professional and educational background, skills and abilities and potential time commitment, and whether such characteristics are consistent with our Corporate Governance Guidelines and other criteria established by the Nominating and Corporate Governance Committee from time to time. In addition, the Nominating and Corporate Governance Committee takes into account diversity of background and experience that the individual will bring to the Board. To provide such a contribution to the Company, a director must generally possess one or more of the following, in addition to personal and professional integrity:

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

The Nominating and Corporate Governance Committee may also adopt such procedures and criteria not inconsistent with our Corporate Governance Guidelines as it considers advisable for the assessment of Director candidates. Other than the foregoing, there are no stated minimum criteria for director nominees. The Nominating and Corporate Governance Committee does, however, recognize that at least one-half of the members of the Audit Committee should meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that at least two-thirds of the members of the Board must meet the definition of “independent director” under applicable rules governing independence.

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

The Nominating and Corporate Governance Committee establishes procedures for the nomination process and recommends candidates for election to the Board. Consideration of new Board nominee candidates involves a series of internal discussions, review of information concerning candidates, and interviews with selected candidates. Board members or employees typically suggest candidates for nomination to the Board. In 2016, we did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates.

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

In addition, the stockholder’s notice to our Corporate Secretary with respect to persons that the stockholder proposes to directly nominate as a director must set forth (A) as to each individual whom the stockholder proposes to nominate, all information relating to the person that is required to be disclosed in solicitations of proxies for the election of directors or is otherwise required, pursuant to Regulation 14A (or any successor provisions) under the Securities Exchange Act of 1934, as amended (including their name, age, business address, residence address, principal occupation or employment, the number of shares beneficially owned by such candidate, and the written consent of the such person to be named in the proxy statement as a nominee and to serve as a director if elected), and (B) such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.

There have been no material changes to these procedures since last disclosed by the Company.

Audit Committee

The members of the Audit Committee are Messrs. Osborne (Chair), Austin, Barkett, and Holmes. All members of the Audit Committee meet the independence requirements of the Company’s Corporate Governance Guidelines, the additional independence requirements of the SEC, and other applicable law. The Audit Committee’s written charter can be found in the “Corporate Governance” section of our website at www.nuverra.com under the Investors tab. The Audit Committee oversees our accounting and financial reporting processes, internal control systems, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include the following:

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
Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

In this Compensation Discussion and Analysis, we describe the material elements of our executive compensation awarded to, earned by, or paid to the executive officers of the Company during fiscal 2016. These individuals are referred to as the “named executive officers” in this Compensation Discussion and Analysis. The compensation of the named executive officers for 2016 is set forth in the 2016 Summary Compensation Table and other tables contained in herein.

During fiscal 2016, our named executive officers were:

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

We also provide an overview of our executive compensation philosophy and explain how and why the Board's Compensation Committee ("Compensation Committee") arrived at the specific compensation decisions involving the named executive officers in fiscal year 2016.

2016 Summary and Compensation Highlights

Our compensation philosophy during 2016 was shaped by the continued challenging economic environment, our ongoing refinancing and restructuring activities and the continued decline in the market price of our common stock. In structuring 2016 compensation, we focused on incentivizing: leadership in stabilizing business operations, maintaining and preserving liquidity, and executing restructuring activities; driving financial performance goals; and key executive and employee retention as we restructure the business. 2016 marked a short-term departure from equity incentive awards given ongoing refinancing and restructuring activities and unfavorable market conditions. Compensation highlights for 2016 include the following:

•
The Senior Executive Incentive Plan (“SEIP”), a short-term annual cash incentive plan, was in effect for 2016 providing for annual cash incentive award opportunities tied heavily to achievement of specific, pre-determined financial performance goals based on adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), safety goals and management objectives.

•
As of March 31, 2017, Mr. Johnsrud is the beneficial owner of 128,837,914 shares of common stock, which is approximately 85.36% of the Company's shares outstanding. Due to his status as our largest stockholder and the continued challenging economic environment, Mr. Johnsrud declined salary increases in 2014, 2015, and 2016 and voluntarily reduced his salary to $1 for the first nine months of 2016. He also has not received an equity grant under the Company’s Equity Incentive Plan in 2014, 2015 or 2016.

•	No executive officer or senior executive received base salary increases. There were no restricted stock units and time based stock awarded to named executive officers during 2016.

•	We did not grant any restricted stock to non-executive members of our Board during 2016.

•
The Key Employee Incentive Plan (“KEIP”), which was adopted by the Company in December 2016 following approval by the Compensation Committee of the Board, provides the Company’s senior executive officers with monthly incentive payments based upon the Company’s achievement of pre-established performance targets relating to adjusted earnings before interest, taxes, depreciation and amortization and Company-wide safety scores. The KEIP covers a 15-month period beginning October 2016 through December 2017, and all senior executive officers are eligible to participate.

•	We entered into an employment agreement with Mr. Crabb.

During 2016, the Company’s named executive officers provided significant leadership in stabilizing business operations, maintaining sufficient liquidity to operate the business and executing refinancing and restructuring activities. These leadership efforts included:

•	Executing the restructuring described in Note 9 in the Notes to the Consolidated Financial Statements contained herein;

•	Driving ongoing restructuring discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure;

•	Achieving ongoing cost-management initiatives;

•	Initiating various other restructuring activities, including sales of underutilized assets;

•	Developing a long-range business plan as part of restructuring activities; and

•	Achieving excellent safety results in 2016.

Results of Most Recent Advisory Vote on Executive Compensation

The Company did not hold a 2016 annual meeting of stockholders and, therefore, did not hold a non-binding advisory vote on our named executive officer’s compensation (“say on pay vote”) in 2016. Our most recent say on pay vote was held in connection with our 2015 annual meeting of stockholders. Approximately 98% of the votes cast at the 2015 annual meeting of stockholders on the say on pay vote were voted in support of our executive compensation program. The Compensation Committee considers the most recent say on pay vote results prior to finalizing named executive officer compensation each year. Consistent with its strong commitment to engagement, communication, and transparency, the Compensation Committee continues to regularly review our executive compensation policies and program to ensure alignment between the interests of our senior executives and stockholders.

Governance Policies and Actions

We endeavor to maintain effective corporate governance standards in our executive compensation policies and practices. The following policies and practices were in effect during 2016:

•	All members of the Compensation Committee meet the independence requirements of the Company’s Corporate Governance Guidelines, SEC rules, and other applicable law.

•
The Compensation Committee’s independent compensation consultant, Pearl Meyer & Partners, LLC ("Pearl Meyer") is retained directly by the Compensation Committee and performs no other services for the Company.

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

Nuverra emphasizes pay-for-performance alignment by basing a significant portion of target total direct compensation on short term and long-term incentive pay. Short-term and long-term incentives align executives with stockholder interests via annual business objectives, multi-year performance results, and financial performance, which together drive stockholder value. Short-term incentive goals arise from Nuverra’s Board-approved annual operating plan and financial targets, while long-term incentives are tied to Nuverra’s stock price movements and stockholder returns, and they can also be tied to Board-approved long-term strategic goals.

Incentive-pay structure provides for maximum payouts in instances when company performance both exceeds internal expectations and results in strong returns for stockholders. Furthermore, we align financial interests of our executives with those of our stockholders through emphasis on long-term incentives and encouragement of equity ownership.

Fiscal 2016 marked a short-term departure from the use of equity incentive awards as long-term incentives, giving our ongoing refinancing and restructuring activities and the continued decline in the market price of our common stock.

Our executive compensation philosophy comprises principles that further the interests of the Company and its stockholders, and to which the Compensation Committee will refer when making pay-related decisions based upon executive contributions and Company financial results during 2017 and beyond.

Elements of our Executive Compensation Program for 2016

Nuverra’s executive compensation program is comprised of base salary, short-term incentives, and long-term incentives, each of which is described below:

Compensation Component	Key Characteristics	Purpose	2016 Actions
Base Salary	Fixed compensation, reviewed annually	Compensation for fulfilling the responsibilities of his/her job and to attract and retain key executives	No executive officer or senior executive received base salary increases; the Chairman and Chief Executive Officer voluntarily reduced his salary to $1 for the first nine months of fiscal 2016.
Annual Cash Incentive (Short-term incentive)	At-risk variable compensation, short-term incentive award payable based on Company and individual performance against pre-established goals	Encourage accountability and motivate and reward executive officers for achieving our short-term (annual) business objectives	The Chairman and Chief Executive Officer voluntarily declined any cash incentives bonus. Cash incentives were awarded to other executive officers for the achievement of Company financial objectives.
Equity Incentive Awards (Long-term incentive)	At-risk variable compensation, long-term incentive award granted as a combination of restricted stock units and stock options. Amounts earned vary based on Company and stock performance	Motivate and reward executive officers for achieving multi-year financial goals and increasing the book value of our common stock over the long-term	There were no restricted stock units or time based stock options awarded to only executive officers during 2016.
Health, Welfare, and Retirement Plans	Fixed compensation	Provide benefits that promote employee health and support financial security at retirement	No significant changes to programs in 2016 that affected named executive officers.

Summary of our Executive Compensation Practices

Executive compensation practices we have implemented (what we do):

•	We align executive compensation with the interest of our shareholders through “Pay for Performance.”

•
We benchmark executive compensation against a representative and relevant peer group that compete with the Company for talent and general industry survey data for companies of similar revenue and size.

•	We have a Clawback policy.

•	We have a Related Party Transaction policy.

•	We have “double-trigger” change-in-control benefit payments.

•	The Compensation Committee uses an independent compensation consultant.

Executive compensation practices we have not implemented (what we don't do):

•	We prohibit the re-pricing, buyout, or exchange of underwater stock options or stock appreciation right.

•	We don’t grant stock options below fair market value.

•	We don’t provide additional benefits to executive officers that differ from those provided to all other employees.

•	We don’t have a supplemental executive retirement plan that provides extra benefits to the named executive officers.

•	We don’t provide excise tax gross-ups.

•	We don't provide guaranteed bonuses or uncapped incentives to our named executive officers.

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

Role of the Compensation Consultant

The Compensation Committee has the sole authority to retain, and if necessary terminate, a consulting firm to assist in the evaluation of Chief Executive Officer and other senior executive officer compensation. In 2016, the Compensation Committee retained Pearl Meyer as an independent compensation consultant.

As part of the process of selecting Pearl Meyer as a compensation consultant, the Compensation Committee gave consideration to factors potentially indicative of conflicts of interest, including the scope of the work performed for the Compensation Committee, the fees paid for such services, and any personal or business relationships between our executives or the Compensation Committee members and Pearl Meyer. The Compensation Committee determined that there were no conflicts of interest or potential conflicts of interest in the engagement of Pearl Meyer as an independent advisor. The Compensation Committee considered all relevant factors for determining independence as set forth in the Compensation Committee’s Charter in making its determination that Pearl Meyer is independent. Additionally, we can note the following:

•	The fees paid by the Company to Pearl Meyer were less than 1% of Pearl Meyer's total revenue;

•	Pearl Meyer maintains a conflicts policy with specific policies and procedures designed to ensure independence;

•	None of the Pearl Meyer consultants working on matters for the Company had any business or personal relationship with any members of the Compensation Committee;

•	None of the Pearl Meyer consultants had any business or personal relationship with any executive officer of the Company; and

•	None of the Pearl Meyer consultants working on matters for the Company directly owns any common stock of the Company.

Pearl Meyer reported directly and solely to the Compensation Committee during its engagement in 2016, and has not at any time provided any other services to the Company. Additionally, the Compensation Committee has determined the terms of Pearl Meyer's retention and services in its sole discretion without involvement by any Company executives or employees, and Pearl Meyer's interactions with Company executives during 2016 were generally limited to providing information to certain executives for the sole purpose of implementing Compensation Committee objectives and decisions. The research performed by and recommendations made by Pearl Meyer occur on a fully independent basis and are not influenced in any way by any Company executives.

Competitive Positioning

During 2016, all elements of executive base and incentive compensation were found to be within a competitive range. Compensation decisions were guided, in part, by review of the peer group data and in part by reference to industry survey data provided for the Upstream Oil and Natural Gas Support Activities industrial sector, on a nationwide basis by the Economic Research Institute (ERI), as well as additional published data for validation purposes (the peer group and industry survey data collectively referred to herein as the “market data”). In addition, the members of the Compensation Committee are familiar with competitive compensation programs based on their experiences owning and/or managing other companies and sitting on other private and public companies’ boards of directors.

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

Each year, the Compensation Committee reviews the appropriateness of our compensation peer group. In 2016, the Compensation Committee did not make any changes to the peer group as changes were made during the previous year. The Company competes in a very specialized industry with limited comparable organizations (including in terms of annual revenue). Among other factors, the Compensation Committee considers Company revenue relative to that of our peer companies in analyzing executive compensation levels. The organizations in our peer group are intended to represent industry-specific companies with which our Company might compete for executive talent. For 2016, the Compensation Committee approved a compensation peer group comprised of companies:

•	That could compete with the Company for executive talent;

•	That are in the Environmental Services Industry and/or Oil and Gas Equipment Services Industry (appropriate GICS code classifications); and

•	That fell within relevant Company-size and industry parameters.

As a result of such criteria and considerations, the following 14 companies comprised our compensation peer group for 2016: Basic Energy Services, Inc., Tallgrass Energy Partners, CARBO Ceramics Inc., Tesco Corporation, Natural Gas Services Group, Forbes Energy Services Ltd., SemGroup Corporation, U.S. Silica Holdings, Key Energy Services, Inc., Newpark Resources, Inc., Cypress Energy Partners, TETRA Technologies, Inc., Newalta Corporation, and Secure Energy Services.

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

Components of Named Executive Officer Compensation

The Compensation Committee is committed to a strong, positive link between our compensation practices and our Company’s short- and long-term objectives. As noted in the Elements of our Executive Compensation Program for 2016 section above, the executive compensation program for our named executive officers is comprised of the following components: base salary, short-term incentive awards, long-term incentive awards, health and welfare benefits, retirement benefits, and post-employment agreements.

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

Base salaries for our named executive officers in 2016 were as follows:

Executive Officers	Annual Base Salary as of December 31, 2016	% Increase from Fiscal 2015	% Increase from Fiscal 2014
Mark D. Johnsrud	$700,000	0%	0%
Joseph M. Crabb	$400,000	0%	0%
Gregory J. Heinlein (1)	$425,000	0%	N/A

(1)	Mr. Heinlein resigned from his position effective April 1, 2016. Represents Mr. Heinlein's annual base salary as of April 1, 2016.

During 2016, Mr. Johnsrud reviewed the performance of Mr. Crabb. Mr. Crabb did not receive a salary increase in 2016, along with all other company officers, due to the Company's cost management program. Mr. Johnsrud voluntarily declined a salary increase in fiscal years 2015 and 2014, and voluntarily reduced his salary to $1 for the first nine months of 2016. Mr. Heinlein was not considered for a salary increase due to his departure in early fiscal 2016.

Short-Term Cash Incentive Awards. The Compensation Committee approved the SEIP with an intention to motivate senior executives and reward the contributions of senior executives to the Company’s financial performance. The plan went into effect January 1, 2014. Potential cash payouts are contingent upon (1) the Company meeting or exceeding its adjusted EBITDA objective, (2) executive performance as measured against individual objectives, and (3) a discretionary amount of up to 10%.

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

In connection with the Company's ongoing financial restructuring efforts, Mr. Crabb was awarded an incentive bonus for 2016 in an amount equal to 75% of his base salary, which vests upon the successful completion of a transaction (as defined in his amended employment agreement) or Mr. Crabb's termination without cause, for good reason, or due to his death or disability. The incentive bonus was not paid in 2016 but becomes payable upon vesting or on such earlier date as the Company may determine. Mr. Johnsrud voluntarily declined to receive a cash bonus for 2016, 2015 and 2014. Mr. Heinlein did not receive a cash bonus in 2016.

No outstanding employment agreement for our named executive officers currently provides for an annual guaranteed bonus. Pursuant to the employment agreement of Mr. Johnsrud, he was eligible to earn a variable discretionary bonus each year. The discretionary bonus was dependent on the subjective review of his individual contributions and overall Company performance which was reviewed and determined by the Compensation Committee in 2016. Mr. Johnsrud did not have a specific target or maximum percentage set forth in his employment agreement. Mr. Johnsrud voluntarily declined to receive a discretionary bonus for 2016, 2015 and 2014 and he voluntarily amended his employment agreement to voluntarily reduce his base salary to $1 for the first nine months of 2016. In September 2016, the Board reinstated Mr. Johnsrud's annual base salary back to its prior level. Mr. Crabb's employment agreement does not provide for a guaranteed annual bonus or a variable discretionary bonus.

In December 2016, the Company adopted the KEIP following the approval by the Compensation Committee. The KEIP is structured to incentivize certain senior executive officers whose employment and performance is critical to the success of the Company. Under the KEIP, the senior executives are eligible to receive monthly incentive payments based upon the Company’s achievement of pre-established performance targets relating to adjusted earnings before interest, taxes, depreciation and amortization and Company-wide safety scores. Pursuant to the KEIP, the senior executives will not receive the monthly incentive payment if the Company’s performance for that month falls below 50% of the applicable performance target, and the senior executives monthly incentive payments are limited to a maximum of 150% of target. Monthly incentive payments under the KEIP are calculated as follows: (i) performance at 100% of target for a given month provides a payout for that month equal to ten percent of the senior executive’s annual base salary; and (ii) the monthly incentive payment for performance above or below the target level, subject to the minimum and maximum thresholds described above, is determined by the application or linear interpolation.

The KEIP covers a 15-month period beginning October 2016 through December 2017. Subject to certain exceptions, senior executives must remain continuously employed by the Company through each payment date in order to receive the monthly incentive payment. Senior executives will forfeit payments of monthly incentive compensation if they are terminated for cause or voluntarily terminate their employment, other than for good reason (as defined in their respective employment agreements). If the senior executive if terminated without cause, resigns for good reason, becomes disables or dies, he or she shall remain eligible to continue to receive the monthly incentive payments for the remainder of the incentive period, subject to the execution of a release of claims.

The KEIP is structured to be applicable to such senior executives of the Company who may be designated as participants from time to time by the Compensation Committee. Currently, Mr. Crabb is the only participant in the KEIP. Mr. Crabb earned $137,238 under the KEIP for the months of October, November and December of 2016.

Long-Term Equity Incentive Awards. In 2009 we adopted, and the stockholders approved, the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “Equity Incentive Plan”), which provides for various forms of equity incentive awards to be made at the discretion of the Compensation Committee. We typically grant equity incentive awards to our named executives in the form of stock options and restricted stock units (“RSUs”). Equity awards are the primary vehicle for providing long-term incentives to our named executive officers and are an important component of our executive compensation program. Equity awards help attract and retain talented employees, align employees’ interests with the Company, encourage our named executive officers to continue to deliver results over a sustained period of time, and serve as a retention tool.

•
Restricted Stock Awards. For each of our executives, grants of restricted stock provide an incentive to remain in our employ without the need for a short-term significant increase in our stock price, due to the inherent value of the stock underlying the awards (as opposed to stock option awards, which lose incentive and retention value if our stock price falls below the exercise price). During 2016, there were no grants of restricted stock awards to any of our named executive officers.

•
Stock Option Awards. The value of a stock option is based on the growth of our stock price, thereby creating and enhancing incentives to maximize stockholder value. During 2016, there were no stock option grants to any of our named executive officers.

In determining the number of applicable shares and the vesting schedule of restricted stock and stock options granted to named executive officers and other employees, the Compensation Committee generally takes into account the individual’s position, tenure with the Company, scope of responsibility, individual and Company performance, value of stock options in relation to the other elements of the individual’s total compensation and, where applicable, the need to attract and retain the individual for his or her current position. All stock option grants have an exercise price of at least fair market value on the date of grant. All equity awards to named executive officers are required to be approved by the Compensation Committee. In fiscal 2016, there were no grants of equity incentive awards due to the Company's financial performance and ongoing refinancing and restructuring activities.

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

Our outlook with respect to these change-in-control provisions is that they are appropriate because they make it easier for the executive to focus on the best interests of our Company and stockholders rather than the personal implications in the event our Company faces the possibility of a change-in-control. These provisions were designed to:

•	Be consistent and competitive with current market practices;

•	Afford reasonable protection without creating any undue windfall;

•	Enhance the Company’s ability to retain key employees during critical but uncertain times; and

•	Enhance an acquirer’s potential interest in retaining key executives.

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

Assessment of Risk

The Compensation Committee considers and assesses risk when reviewing and approving executive compensation, including when it approved our executive compensation program and as reflected in our 2016 compensation actions. After assessing the possible risks, the Compensation Committee has concluded that the current executive compensation programs, reflected in our 2016 compensation actions, do not encourage inappropriate or excessive risk-taking and do not create the likelihood of a material adverse impact on the Company. In making its determination, the Compensation Committee considered the structure of our compensation plans, including the use of base salaries, short-term incentives and long-term incentive awards.

Tax and Accounting Information

Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder, place limits on deductibility of compensation in excess of $1.0 million paid in any one year to certain of our named executive officers, unless this compensation qualifies as “performance based” as determined under regulations of the U.S. Treasury Department. The non-performance based compensation paid in cash and restricted stock units to each of our named executive officers did not exceed the $1.0 million limit per officer in 2016.

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

2016 Summary Compensation Table

The following table summarizes the compensation during the last three fiscal years (as applicable) to the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Comp ($) (3)	All Other Comp ($)		Total ($)
Mark D. Johnsrud	2016	137,307	(4)	—		—	—	—	15,165	(5)	152,472
Chairman of the Board	2015	702,692		—		—	—	—	21,361		724,053
& Chief Executive Officer	2014	702,692		—		—	—	—	37,113		739,805
Joseph M. Crabb	2016	401,539		300,000	(6)	—	—	137,238	15,165	(7)	853,942
Executive Vice President,	2015	401,539		200,000		94,565	211,575	—	17,627		925,306
Chief Legal Officer and	2014	289,231		88,000		105,495	67,628	—	17,683		568,037
Corporate Secretary
Gregory J. Heinlein*	2016	132,665		—		—	—	—	5,055	(8)	137,720
Former Executive Vice	2015	423,365		75,000		169,274	289,299	—	11,374		968,312
President and Chief Financial Officer

* Mr. Heinlein resigned from his position effective April 1, 2016.

(1)
The amounts reported in this column represent the aggregate grant date fair value of awards of the restricted stock awards or units granted to the named executive officers in each covered fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the award. The assumptions used in the calculations of these amounts are included in Note 14 in the Notes to the Consolidated Financial Statements contained herein.

(2)
The amount reported in this column reflects the aggregate grant date fair value of stock options, in accordance with ASC 718, and do not reflect compensation actually realized by our named executive officers. These stock options vest ratably on an annual basis over three years provided that the option recipient continues to be employed by us on such dates. Additional information regarding the assumptions used to estimate the fair value of the stock option awards is included in Note 14 in the Notes to the Consolidated Financial Statements contained herein.

(3)	The amounts reported in this column represent monthly incentive payments earned under the KEIP for the months of October, November and December of 2016.

(4)
On January 25, 2016, Mr. Johnsrud voluntarily amended his employment agreement to voluntarily reduce his base salary to $1 for 2016, which could be increased to an amount not exceeding his prior annual base salary of $700,000 at any time by the Company or Mr. Johnsrud. Effective September 26, 2016, the Board reinstated Mr. Johnsrud's annual base salary back to $700,000.

(5)	The amount reported in this column for fiscal 2016 represents $12,529 in medical premiums, $370 in dental premiums, $2,119 in disability premiums and $147 in life insurance premiums.

(6)	Represents Mr. Crabb's 2016 bonus, which vested and was paid in 2017.

(7)	The amount reported in this column for fiscal 2016 represents $12,529 in medical premiums, $370 in dental premiums, $2,119 in disability premiums and $147 in life insurance premiums.

(8)	The amount reported in this column for fiscal 2016 represents $4,176 in medical premiums, $123 in dental premiums, $707 in disability premiums and $49 in life insurance premiums.

Grants of Plan-Based Awards in 2016

There were no grants of plan-based awards to our named executive officers during 2016.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table discloses certain information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2016. All of these awards were granted under our Equity Incentive Plan. Some values contained in the table below have not been, and may never be, realized. The options might never be exercised and the value, if any, will depend on the share price on the exercise date.

	Option Awards						Stock Awards
Name	Award Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Mark D. Johnsrud	—	—	—		—	—	—		—
Joseph M. Crabb	May 6, 2014	5,000	2,500	(1)	$16.23	May 6, 2024	2,166	(1)	$390
	Jan 14, 2015	46,398	92,796	(1)	$5.52	Jan 14, 2025	—	(2)	$—
Gregory J. Heinlein	Jan 14, 2015	—	—	(1)	$5.52	Jan 14, 2025	—	(2)	$—
	Mar 17, 2015	—	—	(1)	$3.44	Mar 17, 2025	—	(1)	$—

(1)
Assuming continued employment with the Company, one-third of the granted units and options will vest on the anniversary date of the grant for each of the succeeding three years. On and effective as of April 1, 2016, Mr. Heinlein resigned from his position as Executive Vice President and Chief Financial Officer of the Company. In connection with Mr. Heinlein’s departure, the Company agreed to vest the unvested portion of the March 17, 2015 equity grants made at the time Mr. Heinlein joined the Company, which consisted of 13,333 restricted stock units and options to purchase 20,000 shares of common stock at an exercise price of $3.44 per share. Per the terms of the plan, Mr. Heinlein was given the opportunity to exercise all vested options to purchase common stock for up to 90 days after his departure. Once the 90 days ended, all vested options to purchase common stock would be canceled if not exercised. As Mr. Heinlein did not exercise these options, all of his vested options were canceled.

(2)
The January 14, 2015 restricted stock grant was tied to a 2015 performance target with a vesting date of March 15, 2016. The performance target was not met, therefore such grants were canceled effective March 15, 2016.

Option Exercises and Stock Vesting in 2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Mark D. Johnsrud	—	—	—	—
Joseph M. Crabb	—	—	1,348	$377
Gregory J. Heinlein	—	—	13,469	$3,771

(1)
On May 6, 2016, 2,167 shares of restricted stock held by Mr. Crabb vested and 819 of such shares were withheld to settle the tax withholding obligations. As a result, Mr. Crabb received 1,348 shares of common stock. On March 17, 2016 and April 1, 2016, 20,000 shares of restricted stock held by Mr. Heinlein vested and 6,531 of such shares were withheld to settle tax withholding obligations. As a result, Mr. Heinlein received 13,469 shares of common stock.

(2)     Represents the market value of the stock on the vesting date, multiplied by the number of shares that vested.

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

On January 25, 2016, Mr. Johnsrud and the Company amended his employment agreement effective January 1, 2016. The amendment to his employment agreement (i) reduced his annual base salary from $700,000 to $1, (ii) stated that the Company will continue to provide Mr. Johnsrud the employee-paid portion of the Company-provided health plan as a taxable benefit, and (iii) clarified that the level of base salary to be used for purposes of calculating severance payments in connection with specified voluntary resignation for good reason or corporate change of control events will be based upon $700,000. The reduction in Mr. Johnsrud's annual base salary is completely voluntary and may be increased at any time by the Compensation Committee in its sole discretion or by Mr. Johnsrud to an amount not exceeding $700,000 per annum upon giving at least thirty (30) days advance written notice to the Compensation Committee. Effective September 26, 2016, the Board reinstated Mr. Johnsrud's annual base salary to $700,000.

On February 5, 2016, the Company entered into an employment agreement with Mr. Crabb that provided for the terms and conditions of his employment including certain compensation and benefit arrangements, and each with certain payments and benefits in the event Mr. Crabb’s employment is terminated by us other than with cause, or if Mr. Crabb resigns with good reason.
Pursuant to his employment agreement, Mr. Crabb has an annual base salary of $400,000, which shall be reviewed annually by the Board, or the Compensation Committee. Mr. Crabb is also eligible to participate in and receive benefits under the Company's equity-based compensation and executive incentive plans at the discretion of the Board. His agreement also provides for health and vacation benefits available to other officers of the Company.
On December 23, 2016, following approval by the Compensation Committee, the Company and Mr. Crabb entered into a First Amendment to Employment Agreement (the “First Amendment”), which amended Mr. Crabb’s employment agreement with the Company, dated February 5, 2016. The First Amendment amended his employment agreement by providing Mr. Crabb a 2016 incentive bonus in an amount equal to seventy-five percent of Mr. Crabb’s current annual base salary, which vested and was paid in 2017.

Potential Payments upon Termination or Change-in-Control

The table below shows the estimated payments and benefits that will be made to Mr. Johnsrud under various scenarios related to a termination of employment, including termination in connection with a change-in-control of the Company. The table assumes that such termination occurred on December 31, 2016. The actual amounts that would be paid to Mr. Johnsrud can only be determined at the time of an actual termination of employment and may vary from those set forth below. The assumptions that we used in creating the table are set forth directly below.

Mark D. Johnsrud
	Termination Without Cause or For Good Reason	Termination Following Change in Control	Disability	Death
Severance Payments (1)	$700,000	$2,030,000	$700,000	$700,000
Bonus (2)	—	—	—	—
Benefits (3)	19,636	40,043	19,636	8,440
Stock Awards (4)	—	—	—	—
Total	$719,636	$2,070,043	$719,636	$708,440

(1)	Represents 12 months of base pay if terminated without a change-in-control and 2.9 times the annual salary with a change-in-control.

(2)	Represents discretionary bonus earned through termination date. For change-in-control, represents 2.9 times the discretionary bonus earned through termination date.

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

Termination without Cause or Resignation for Good Reason. Mr. Johnsrud’s employment agreement provides for the following payments and benefits:

•	Payment of an amount equal to his highest annual rate of base salary over the most recent twelve months in installments over a period of 12 months.

•	Payment of a pro-rata portion of the annual bonus he would have otherwise earned at the same time as bonuses are paid to continuing employees.

•	Reimbursement for health premiums payable for COBRA continuation coverage for a period of up to 12 months.

•	Full vesting of all outstanding equity awards, other than those awards intended to constitute “qualified performance-based compensation.”

Change-in-Control. Mr. Johnsrud’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within one year after a change-in-control):

•	Lump-sum payment of an amount equal to 2.9 times the sum of his annual base salary in effect on the termination date (or in effect immediately prior to the change-in-control, if higher).

•	Payment of 2.9 times his annual discretionary bonus for the year immediately prior to the year in which the change-in-control occurs.

•	Reimbursement for health premiums for COBRA continuation coverage or an individual health care plan for a period of up to 24 months.

•	Full vesting of all outstanding equity awards.

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

The table below shows the estimated payments and benefits that will be made to Mr. Crabb under various scenarios related to a termination of employment, including termination in connection with a change-in-control of the Company. The table assumes that such termination occurred on December 31, 2016. The actual amounts that would be paid to Mr. Crabb can only be determined at the time of an actual termination of employment and may vary from those set forth below. The assumptions that we used in creating the table are set forth directly below.

Joseph M. Crabb
	Termination Without Cause or For Good Reason	Termination Following Change in Control	Disability	Death
Severance Payments (1)	$400,000	$1,160,000	$400,000	$400,000
Bonus (2)	300,000	300,000	300,000	300,000
Benefits (3)	19,636	19,636	19,636	19,636
Stock Awards (4)	390	390	390	390
Total	$720,026	$1,480,026	$720,026	$720,026

(1)	Represents 12 months of base pay if terminated without a change-in-control and 2.9 times the annual salary with a change-in-control.

(2)	Represents Mr. Crabb's 2016 incentive bonus, at target, which is equal to 75% of his base salary. Mr. Crabb's 2016 incentive bonus vested and was paid in 2017.

(3)	Represents 12 months medical, dental and vision insurance premiums.

(4)	Represents all outstanding stock options and unvested restricted stock, which become fully vested and exercisable upon a change-in-control or the executive’s death or disability.

Total amounts payable upon a change-in-control for Mr. Crabb may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code.

Termination without Cause or Resignation for Good Reason. Mr. Crabb’s employment agreement provides for the following payments and benefits:

•	Payment of 12 months of the Base Salary in effect immediately prior to the Termination Date;

•	Payment of 12 months of the Company’s COBRA premiums in effect on the Termination Date;

•
Payment of at least 100% of the bonus or bonuses attributable to the fiscal year during which the Termination Date occurs if such bonus or bonuses would have been earned and paid but for the termination of Mr. Crabb’s employment;

•	Full vesting of all then outstanding equity awards other than those awards intended to constitute “qualified performance-based compensation;” and

•	Full vesting of 2016 incentive bonus (to the extent not previously vested and paid) in an amount equal to 75% of Mr. Crabb's annual base salary.

Change-in-Control. Mr. Crabb’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within one year after a change-in-control). For purposes of Mr. Crabb’s employment agreement, a change in ownership whereby Mr. Johnsrud owns more than 50% of the voting stock of the Company does not qualify as a change-in-control:

•	Lump-sum payment of an amount equal to 2.9 times the sum of his annual base salary in effect in effect immediately prior to the Termination Date;

•	Payment of 12 months of the Company’s COBRA premiums in effect on the Termination Date;

•	A lump-sum payment equal to 100% of all bonuses attributable to the fiscal year during which the Termination Date occurs at target;

•	Full vesting of all outstanding equity awards, including Performance-Based Awards; and

•	Full vesting of 2016 incentive bonus (to the extent not previously vested and paid) in an amount equal to 75% of Mr. Crabb's annual base salary.

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

2016 Director Compensation

Background, Fees and Awards

Directors of publicly traded companies have substantial responsibilities and time commitments, and there is a competitive market for highly qualified and experienced directors. As such, the Compensation Committee seeks to provide appropriate compensation to directors taking into account these factors.

Historically, our Compensation Committee determined that the annual retainer for all non-executive members of the Board will be $25,000 per annum, paid in cash in two equal installment, and $75,000 per annum in the form of restricted stock under our Equity Incentive Plan. These restricted stock awards vest in equal one-half increments on each of the two anniversaries following the grant date. However, as a result of our ongoing refinancing and restructuring activities, we did not grant any restricted stock to non-executive members of our Board during 2016.

In addition, members of the Board serving on the Audit Committee receive a cash payment of $1,000 per Audit Committee meeting attended, with the chairperson receiving an additional $1,000 per meeting. Directors are also reimbursed for their out-of pocket expenses incurred when traveling to a Board or committee meeting.

2016 Board Compensation Table

The following table provides information on the compensation of the members of our Board (who are not also our employees) during 2016. The compensation paid to Mr. Johnsrud, who is also an employee, is presented above in the Summary Compensation Table and the related tables. Mr. Johnsrud did not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
William M. Austin	$30,000	$—	$30,000
Edward A. Barkett	30,000	—	30,000
Tod C. Holmes	30,000	—	30,000
R.D. "Dan" Nelson	25,000	—	25,000
Alfred E. Osborne, Jr.	35,000	—	35,000
J. Danforth Quayle	25,000	—	25,000
Robert B. Simonds, Jr.	25,000	—	25,000

(1)
Directors who are members of our Audit Committee receive $1,000 in fees per meeting attended, and the Chairperson of the Audit Committee (Dr. Osborne) receives an additional $1,000 in fees per meeting attended.

(2)	As a result of our ongoing refinancing and restructuring activities, we did not grant any restricted stock to non-executive members of our Board during 2016.

The following table provides information on the stock options and unvested restricted stock held by our non-employee directors as of March 31, 2017.

Name	Number of Awards (1)
William M. Austin	30,000
Edward A. Barkett	30,000
Tod C. Holmes	30,000
R.D. "Dan" Nelson	30,000
Alfred E. Osborne, Jr.	30,000
J. Danforth Quayle	30,000
Robert B. Simonds, Jr.	80,000

(1)	All awards consist of restricted stock except for the 50,000 stock options granted to Mr. Simonds in 2010.

Compensation Committee Interlocks and Insider Participation

Messrs. Quayle (Chair), Nelson and Simonds were all members of the Compensation Committee during the year ended December 31, 2016. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of another company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K. Based on this review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in this Form 10-K to be filed with the SEC.

Compensation Committee

/s/ J. Danforth Quayle
J. Danforth Quayle

Compensation Committee Chairperson

/s/ R.D. "Dan" Nelson
R.D. "Dan" Nelson

/s/ Robert B. Simonds, Jr.
Robert B. Simonds, Jr.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Beneficial Ownership of Certain Beneficial Owners and Management

Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options or warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 31, 2017 are deemed outstanding for the purpose of computing the percentage of shares beneficially owned by the person holding such instruments, but are not deemed outstanding for the purpose of computing the percentage of any other person. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them. A total of 150,940,973 shares of common stock are considered to be outstanding on March 31, 2017, pursuant to Rule 13d-3(d)(1) under the Exchange Act. No shares of common stock held by a director or officer has been pledged as security. The Company is not aware of any arrangements or pledge of common stock that could result in a change of control of the Company.

Unless otherwise indicated, the address for each director, director-nominee and officer is c/o Nuverra Environmental Solutions, Inc., 14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254. The information in this table is based on statements in filings with the SEC, or other reliable information available to the Company.

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of March 31, 2017 by (i) each director and director nominee, (ii) each of our named executive officers, and (iii) all executive officers and directors of the Company serving as of March 31, 2017, as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Mark D. Johnsrud (1) Chairman of the Board and Chief Executive Officer	128,837,914	85.36%
Joseph M. Crabb (2) Executive Vice President and Chief Legal Officer and Corporate Secretary	127,542	*
Gregory J. Heinlein (3) Former Executive Vice President and Chief Financial Officer	20,969	*
William M. Austin (4) Director	61,579	*
Edward A. Barkett (5) Director	89,504	*
Tod C. Holmes (6) Director	70,946	*
R.D. "Dan" Nelson (7) Director	76,729	*
Alfred E. Osborne, Jr. (8) Director	103,175	*
J. Danforth Quayle (9) Director	93,125	*
Robert B. Simonds, Jr. (10) Director	139,664	*
Shares owned by executive officers and directors as a group	129,621,147	85.88%
* Less than 1% of shares outstanding

(1)
Includes 655,000 shares held by JPJ LP, a Delaware limited partnership of which Badlands Capital, LLC, a Delaware limited liability company is the general partner; Mr. Johnsrud is the sole member of Badlands Capital, LLC. In addition, includes 98,234,375 shares held by Badlands Development II, LLC. Also includes 1,305 shares in Mr. Johnsrud’s 401(k).

(2)
Includes 2,166 restricted stock units and 2,500 options which are both scheduled to vest within 60 days of March 31, 2017. Also includes 97,796 fully vested options and 1,565 shares in Mr. Crabb’s 401(k).

(3)	All fully vested options were cancelled 90 days after Mr. Heinlein's final day of employment per terms of the plan.

(4)	Includes 30,000 shares of restricted stock which are forfeitable until vested (scheduled to vest on 11/10/2017).

(5)	Includes 30,000 shares of restricted stock which are forfeitable until vested (scheduled to vest 11/10/17) and 10,000 shares by Mr. Barkett in an Individual Retirement Account.

(6)	Includes 30,000 shares of restricted stock which are forfeitable until vested (scheduled to vest on 11/10/17).

(7)	Includes 30,000 shares of restricted stock which are forfeitable until vested (scheduled to vest 11/10/17). Also includes 44,414 shares that are held of record by the Nelson Family Revocable Trust.

(8)
Includes 30,000 shares of restricted stock which are forfeitable until vested (scheduled to vest on 11/10/17). Also includes 59,175 shares that are held of record by the Rahnasto Osborne Revocable Trust and 9,000 shares that are held of record by Mr. Osborne’s Keogh Account.

(9)
Includes 30,000 shares of restricted stock which are forfeitable until vested (scheduled to vest on 11/10/17). Also includes 56,350 shares that are held of record by the James D. Quayle 2000 Irrevocable Trust and 2,500 shares that are held of record by the BTC Inc. Retirement Trust.

(10)
Includes 30,000 shares of restricted stock which are forfeitable until vested (scheduled to vest on 11/10/17). Also includes 10,554 shares that are held of record by the Simonds Family Trust and 50,000 fully vested options.

The following table sets forth beneficial ownership information about persons or groups that own or have the right to acquire more than 5% of our common stock, other than our directors and named executive officers who are listed in the table above, based on information contained in Schedules 13G filed with the SEC as of March 15, 2017.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ascribe Capital LLC (1) Ascribe III Investments LLC America Securities LLC 299 Park Avenue, 34th Floor, New York, NY 10171	12,312,281	(2)	7.54%
Gates Capital Management, L.P. (3) Gates Capital Management GP, LLC Gates Capital Management, Inc. Jeffrey L. Gates 1177 Ave. of Americas, 46th Floor, New York, NY 10036	11,496,167	(2)	7.08%

(1)
Ascribe Capital LLC is deemed to have shared voting and dispositive power of 12,312,281 shares, Ascribe Capital III Investments LLC is deemed to have shared voting and dispositive power of 11,311,531 shares, and American Securities LLC is deemed to have shared voting and dispositive power of 12,312,281 shares.

(2)	Reflects shares of common stock the beneficial owner has the right to acquire, within 60 days, upon exercise of warrants of which it is the record owner.

(3)	Gates Capital Management, L.P., Gates Capital Management GP, LLC, Gates Capital Management, Inc. and Jeffrey L. Gates are deemed to have shared voting and dispositive power of 11,496,167 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights or Vesting of Restricted Stock (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	25,898,645	(1)	$0.20	1,983,106	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	25,898,645		$0.20	1,983,106

(1)
The sum of options to acquire 366,658 shares of common stock and 249,304 shares of unvested restricted stock awarded under the 2009 Equity Incentive Plan, as well as warrants to acquire 25,282,683 shares of common stock issued in connection with the Company's Exchange Offer during 2016.

(2)	Available as of December 31, 2016.
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

A “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related party had, has or will have a direct or indirect interest (other than solely as a result of being a director or a less than five percent beneficial owner of another entity). A “related party” is any (a) person who is or was (since the beginning of the company’s last fiscal year) an executive officer, director or nominee for election as a director, (b) greater than five percent beneficial owner of any class of the Company’s voting securities, or (c) immediate family member of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, and anyone (other than a tenant or employee) sharing the household of such person. Disclosure is required for each related party transaction that exceeds $120,000.

See Note 19 in the Notes to the Consolidated Financial Statements herein for further discussion on our related party transactions during 2016.

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

Each member of the Board must meet certain mandatory qualifications for membership on the Board, and the Board as a whole must meet the minimum independence requirements imposed by our Corporate Governance Guidelines, the SEC, and any other laws and regulations applicable to us. Each member of the Board is required to promptly advise the Chairman of the Board and the Chairman of the Nominating and Corporate Governance Committee of any matters which, at any time, may affect such member’s qualifications for membership under the criteria imposed by the SEC, any applicable exchange or market, any other laws and regulations or these guidelines, including, but not limited to, such member’s independence.

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
Item 14. Principal Accounting Fees and Services

The following is a summary of the independent registered public accounting fees billed to us for professional services rendered by our current auditor Hein & Associates LLP ("Hein") and our former auditor KPMG LLP ("KPMG") for the fiscal years ended December 31, 2016 and 2015:

Fee Category	Hein & Associates LLP 2016	KPMG LLP 2015
Audit Fees	$290,030	$1,224,000
Audit Related Fees	—	17,000
Tax Fees	—	9,000
Total Fees	$290,030	$1,250,000

Audit Fees

These consist of fees billed for each of 2016 and 2015 for professional services rendered by Hein or KPMG for the audits of our annual consolidated financial statements, the audit of internal controls over financial reporting, and the review of consolidated financial statements included in our quarterly reports on Form10-Q.

Audit Related Fees

Audit-related fees consist of fees for professional services rendered by Hein or KPMG that are reasonably related to the performance of the audit or review of our consolidated financial statements and internal controls over financial reporting that are not reported in “Audit Fees.”

Tax Fees

These are fees billed for 2016 and 2015 for professional services rendered by Hein or KPMG with respect to tax compliance, tax advice and tax planning.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has, by resolution, adopted policies and procedures regarding the pre-approval of the performance by the independent registered public accounting firm of audit and non-audit services. The independent registered public accounting firm may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. All services described above were pre-approved by the Audit Committee in accordance with this policy. Our Audit Committee has reviewed all of the fees described above, and believes that such fees are compatible with maintaining the independence of Hein and KPMG.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on April 14, 2017.

Nuverra Environmental Solutions, Inc.

By:	/s/ MARK D. JOHNSRUD
Name:	Mark D. Johnsrud
Title:	Chief Executive Officer, President and Chairman
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark D. Johnsrud as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. JOHNSRUD	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer & Principal Financial Officer)	April 14, 2017
Mark D. Johnsrud

/s/ STACY W. HILGENDORF	Vice President, Corporate Controller (Principal Accounting Officer)	April 14, 2017
Stacy W. Hilgendorf

/s/ ROBERT B. SIMONDS, JR.	Vice Chairman of the Board and Director	April 14, 2017
Robert B. Simonds, Jr.

/s/ WILLIAM M. AUSTIN	Director	April 14, 2017
William M. Austin

/s/ EDWARD A. BARKETT	Director	April 14, 2017
Edward A. Barkett

/s/ TOD C. HOLMES	Director	April 14, 2017
Tod C. Holmes

/s/ R.D. "DAN" NELSON	Director	April 14, 2017
R.D. "Dan" Nelson

/s/ DR. ALFRED E. OSBORNE, JR.	Director	April 14, 2017
Dr. Alfred E. Osborne, Jr.

/s/ J. DANFORTH QUAYLE	Director	April 14, 2017
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Nuverra Environmental Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Nuverra Environmental Solutions, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuverra Environmental Solutions, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited cash resources, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado
April 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nuverra Environmental Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuverra Environmental Solutions, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Phoenix, Arizona
March 11, 2016

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$994	$39,309
Restricted cash	1,420	4,250
Accounts receivable, net	23,795	42,188
Inventories	2,464	2,985
Prepaid expenses and other receivables	3,516	3,377
Other current assets	107	2,372
Assets held for sale	1,182	—
Total current assets	33,478	94,481
Property, plant and equipment, net	294,179	406,188
Equity investments	73	3,750
Intangibles, net	14,310	16,867
Other assets	564	1,333
Total assets	$342,604	$522,619
Liabilities and Equity
Accounts payable	$4,047	$6,907
Accrued liabilities	18,787	29,843
Current contingent consideration	—	8,628
Current portion of long-term debt	465,835	499,709
Derivative warrant liability	4,298	—
Total current liabilities	492,967	545,087
Deferred income taxes	495	270
Long-term debt	5,956	11,758
Long-term contingent consideration	8,500	—
Other long-term liabilities	3,752	3,775
Total liabilities	511,670	560,890
Commitments and contingencies
Preferred stock $0.001 par value (1,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015)	—	—
Common stock, $0.001 par value (350,000 shares authorized, 152,433 shares issued and 150,919 outstanding at December 31, 2016, and 29,624 shares issued and 28,135 outstanding at December 31, 2015)	152	30
Additional paid-in capital	1,407,867	1,369,921
Treasury stock, at cost (1,514 shares at December 31, 2016, and 1,489 shares at December 31, 2015)	(19,807)	(19,800)
Accumulated deficit	(1,557,278)	(1,388,422)
Total shareholders' deficit	(169,066)	(38,271)
Total liabilities and shareholders' deficit	$342,604	$522,619
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Non-rental revenue	$139,886	$327,655	$463,418
Rental revenue	12,290	29,044	72,864
Total revenue	152,176	356,699	536,282
Costs and expenses:
Direct operating expenses	129,624	279,881	392,458
General and administrative expenses	37,013	39,327	59,187
Depreciation and amortization	60,763	70,511	85,880
Impairment of long-lived assets	42,164	—	112,436
Impairment of goodwill	—	104,721	303,975
Other, net	—	7,098	—
Total costs and expenses	269,564	501,538	953,936
Loss from operations	(117,388)	(144,839)	(417,654)
Interest expense, net	(54,530)	(49,194)	(50,917)
Other income, net	5,778	894	2,107
Loss on extinguishment of debt	(674)	(2,145)	(3,177)
Loss from continuing operations before income taxes	(166,814)	(195,284)	(469,641)
Income tax (expense) benefit	(807)	117	12,463
Loss from continuing operations	(167,621)	(195,167)	(457,178)
Loss from discontinued operations, net of income taxes	(1,235)	(287)	(58,426)
Net loss attributable to common shareholders	$(168,856)	$(195,454)	$(515,604)

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(1.84)	$(7.05)	$(17.52)
Basic and diluted loss from discontinued operations	(0.01)	(0.01)	(2.24)
Net loss per basic and diluted common share	$(1.85)	$(7.06)	$(19.76)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	90,979	27,681	26,090
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit
		Shares	Amount		Shares	Amount
Balance at December 31, 2013	$644,369	27,425	$27	$1,341,209	(1,431)	$(19,503)	$(677,364)
Stock-based compensation	2,971	—	—	2,971	—	$—	$—
Issuance of common stock to employees	—	125	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(148)	—	—	—	(18)	(148)	—
Issuance of common stock for contingent consideration	3,790	243	1	3,789	—	—	—
Issuance of common stock for legal settlements	13,401	848	1	13,400	—	—	—
401(k) match issued	4,079	292	—	4,079	—	—	—
ESPP distribution	89	4	—	89	—	—	—
Net loss	(515,604)	—	—	—	—	—	(515,604)
Balance at December 31, 2014	$152,947	28,937	$29	$1,365,537	(1,449)	$(19,651)	$(1,192,968)
Stock-based compensation	2,321	—	—	2,321	—	$—	$—
Issuance of common stock to employees	(13)	157	—	(13)	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(149)	—	—	—	(40)	(149)	—
401(k) match issued	2,002	508	1	2,001	—	—	—
ESPP distribution	75	22	—	75	—	—	—
Net loss	(195,454)	—	—	—	—	—	(195,454)
Balance at December 31, 2015	$(38,271)	29,624	$30	$1,369,921	(1,489)	$(19,800)	$(1,388,422)
Stock-based compensation	1,125	—	—	1,125	—	$—	$—
Issuance of common stock to employees	—	309	—	—	—	—	—
Issuance of common stock for debt converted to equity	31,697	101,072	101	31,596	—	—	—
Issuance of common stock for warrants exercised	229	1,070	1	228	—	—	—
Issuance of common stock for rights offering	5,000	20,312	20	4,980	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(7)	—	—	—	(25)	(7)	—
ESPP distribution	17	46	—	17	—	—	—
Net loss	(168,856)	—	—	—	—	—	(168,856)
Balance at December 31, 2016	$(169,066)	152,433	$152	$1,407,867	(1,514)	$(19,807)	$(1,557,278)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(168,856)	$(195,454)	$(515,604)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	—	(906)	58,426
Loss on the sale of TFI	1,235	1,534	—
Depreciation and amortization of intangible assets	60,763	70,511	85,880
Amortization of debt issuance costs, net	6,165	4,800	4,188
Accrued interest added to debt principal	26,684	—	—
Stock-based compensation	1,125	2,321	2,971
Impairment of long-lived assets	42,164	5,921	112,436
Impairment of goodwill	—	104,721	303,975
Gain on sale of UGSI	(1,747)	—	—
Loss (gain) on disposal of property, plant and equipment	3,512	(321)	(4,773)
Bad debt (recoveries) expense	(283)	(1,110)	3,833
Change in fair value of derivative warrant liability	(3,311)	—	—
Loss on extinguishment of debt	674	2,145	3,177
Deferred income taxes	225	(1)	(12,641)
Other, net	560	(456)	176
Changes in operating assets and liabilities:
Accounts receivable	18,676	67,735	(25,560)
Prepaid expenses and other receivables	(285)	543	6,310
Accounts payable and accrued liabilities	(13,507)	(17,059)	(4,213)
Other assets and liabilities, net	(45)	4,903	(1,205)
Net cash (used in) provided by operating activities from continuing operations	(26,251)	49,827	17,376
Net cash (used in) provided by operating activities from discontinued operations	—	(708)	3,966
Net cash provided by operating activities	(26,251)	49,119	21,342
Cash flows from investing activities:
Proceeds from the sale of TFI	—	78,897	—
Proceeds from the sale of property, plant and equipment	10,696	12,732	10,192
Purchases of property, plant and equipment	(3,826)	(19,201)	(55,731)
Proceeds from the sale of UGSI	5,032	—	—
Change in restricted cash	2,830	(4,250)	—
Net cash provided by (used in) investing activities from continuing operations	14,732	68,178	(45,539)
Net cash used in investing activities from discontinued operations	—	(181)	(2,451)
Net cash provided by (used in) investing activities	14,732	67,997	(47,990)
Cash flows from financing activities:
Proceeds from revolving credit facility	154,514	—	107,725
Payments on revolving credit facility	(233,667)	(81,647)	(67,500)
Proceeds from term loan	55,000	—	—
Payments for debt issuance costs	(1,029)	(225)	(1,030)
Issuance of stock	5,000	—	—
Payments on vehicle financing and other financing activities	(6,614)	(11,246)	(6,448)
Net cash (used in) provided by financing activities from continuing operations	(26,796)	(93,118)	32,747
Net cash (used in) provided by financing activities from discontinued operations	—	(105)	105
Net cash (used in) provided by financing activities	(26,796)	(93,223)	32,852
Net (decrease) increase in cash and cash equivalents	(38,315)	23,893	6,204
Cash and cash equivalents - beginning of year	39,309	15,416	9,212
Cash and cash equivalents - end of year	994	39,309	15,416
Less: cash and cash equivalents of discontinued operations - end of year	—	—	2,049
Cash and cash equivalents of continuing operations - end of year	$994	$39,309	$13,367

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,154	$43,382	$40,471
Cash paid for taxes, net	610	323	(189)
Conversion of debt to equity	31,697	—	—
Common stock issued for contingent consideration	—	—	3,790
Common stock issued for legal settlements	—	—	13,401
Common stock issued for 401(k) match	—	2,001	4,079
Purchases of property, plant and equipment under capital leases	—	2,890	340
Property, plant and equipment purchases in accounts payable	252	1,203	2,921
Restricted cash payable to former sole owner of Power Fuels	—	—	114
Conversion of accrued interest on principal debt balance	26,684	416	4,308
Deferred financing costs financed through principal debt balance	3,220	—	2,541
Deferred financing costs in accounts payable and accrued liabilities	—	86	180

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Nature of Business Operations
Description of Business
Nuverra Environmental Solutions, Inc., a Delaware Corporation, together with its subsidiaries (collectively, "Nuverra", the “Company”, “we”, “us” or “our”) is an environmental solutions company providing full-cycle environmental solutions and wellsite logistics management to our customers in energy and industrial end-markets. Our focus is on the delivery, collection, treatment, recycling, and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas.
We provide comprehensive environmental solutions for “unconventional” oil and natural gas exploration and production including the delivery, collection, treatment, recycling, and disposal of restricted environmental products used in the development of unconventional oil and natural gas fields. We currently operate in select shale areas in the United States, including the predominantly oil-rich shale areas consisting of the Bakken and Eagle Ford Shale areas and the predominantly natural gas-rich Haynesville, Marcellus and Utica areas. Our business serves customers seeking fresh water acquisition, temporary water transmission and storage, transportation, treatment, recycling or disposal of complex water flows, such as flowback and produced brine water, and solids such as drill cuttings, and management of other environmental products in connection with shale oil and natural gas hydraulic fracturing operations. Additionally, we rent equipment to customers, including providing for delivery and pickup.
Our business is divided into three operating divisions, which we consider to be operating and reportable segments of our continuing operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville and Eagle Ford Shale areas and (3) the Rocky Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as certain other corporate assets.
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
Unless stated otherwise, any reference to balance sheet, income statement, statement of operations and cash flow items in these accompanying audited consolidated financial statements refers to results from continuing operations. We have not included a statement of comprehensive income as there were no transactions to report in the 2016, 2015 and 2014 periods presented. The business comprising what was previously called the industrial solutions division is presented as discontinued operations in our consolidated financial statements for the years ended December 31, 2016, 2015, and 2014. See Note 21 for additional information.
Principles of Consolidation
Our consolidated financial statements include the accounts of Nuverra and our subsidiaries. All intercompany accounts, transactions and profits are eliminated in consolidation.
Liquidity
Our primary source of capital has historically been from borrowings available under our asset-based revolving credit facility (the “ABL Facility”) with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital for 2016 included cash generated by our operations, restructuring transactions including borrowings from our Term Loan, asset sales and borrowings under our ABL Facility to the extent our borrowing base and financial covenants permitted such borrowings. Cash generated by our operations alone is not sufficient to fund operations.

At December 31, 2016, our total indebtedness was $487.6 million. We have incurred losses from continuing operations of $167.6 million, $195.2 million, and $457.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, which have included impairments of goodwill and long-lived assets. At December 31, 2016, we had cash and cash equivalents of $1.0 million and $11.6 million of net availability under the ABL Facility.
The maturity date of our ABL Facility occurred on March 31, 2017, and, as a result, all commitments under the ABL Facility have been terminated and all obligations under the ABL Facility are due and payable. As we have not repaid all outstanding obligations under the ABL Facility, we are in default under the ABL Facility and the lenders under the ABL Facility are entitled to exercise their rights and remedies. In addition, the default under the ABL Facility constituted an event of cross default under the Term Loan and the indentures governing the Company’s 2018 Notes and 2021 Notes. The Company does not have sufficient liquidity to repay the obligations under the ABL Facility, Term Loan, or indentures governing our 2018 Notes and 2021 Notes.
In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we have entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with holders of over 80% (the “Supporting Noteholders”) of our 2021 Notes on April 9, 2017. Under the Restructuring Support Agreement, the Supporting Noteholders have agreed, subject to certain terms and conditions, to support a financial restructuring of Nuverra (the “Restructuring”) pursuant to a prepackaged plan of reorganization (the “Plan”) to be filed in a case commenced under chapter 11 of the United States Bankruptcy Code (“Chapter 11”). We anticipate that we will file the Plan on or before April 24, 2017. Among other terms and conditions, the Restructuring Support Agreement provides for interim financing to us prior to the filing of the Plan, debtor in possession financing, a $150.0 million rights offering and, if necessary exit financing to fund required disbursements under the Plan. We anticipate that the Restructuring will provide us with sufficient liquidity to continue our operations; however, there can be no assurances to that effect. There can also be no assurances that we will be able to successfully consummate the Restructuring. See Note 24 on "Subsequent Events" for further details on the Restructuring.
Our operational and financial strategies include closely monitoring and lowering our operating costs and capital spending to match revenue trends, managing our working capital and implementing the Restructuring to address our liquidity, capital structure, and debt service obligations. However, there can be no assurances that the Restructuring will occur or be successful. In addition, there can be no assurances as to the value of the Restructuring to us or our stockholders.
Going concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, we had an accumulated deficit at December 31, 2016 and December 31, 2015, and a net loss for the fiscal years ended December 31, 2016, 2015 and 2014. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern within one year from the date these financial statements were issued.

We plan to commence the chapter 11 cases on or before April 24, 2017 and to timely consummate the Restructuring to restructure our debt, address our liquidity, and improve our long term capital structure. However, there can be no assurances that the Restructuring will occur or be successful. In addition we continue to focus on our cost management initiatives while operating our business. If the Restructuring is unsuccessful, our cash position may not be sufficient to support our daily operations. While we anticipate successful consummation of the Restructuring will generate sufficient revenue and reduce costs to sustain operations through the downturn, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. We currently do not have enough liquidity, including cash on hand, to service the debt, pay-down debt to avoid covenant violations and fund day-to-day operations.

Both our ABL Facility and Term Loan also contain a non-financial covenant in connection with an auditor's opinion on the consolidated financial statements. The covenant is considered breached in the event we receive a qualified opinion and/or explanatory paragraph related to going concern. As of April 14, 2017, the Report of Independent Registered Public Accounting Firm in the accompanying consolidated financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. Consequently, we are in violation of the non-financial covenant included in both the ABL Facility and Term Loan. See Note 24 on "Subsequent Events" for further discussion.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Reclassifications due to Recently Adopted Accounting Pronouncements
As of January 1, 2016, we retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (or "ASU 2015-03"), and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (or "ASU 2015-15"). As a result, $9.0 million of our unamortized debt issuance costs related to our 9.875% Senior Notes due 2018 (the "2018 Notes"), 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the "2021 Notes") and $55.0 million term loan, exclusive of interest and fees, (the "Term Loan") have been presented in “Long-term debt” on the consolidated balance sheet as of December 31, 2016. Further, $8.7 million of unamortized debt issuance costs related to our 2018 Notes have been reclassified from “Other assets” to “Current portion of long-term debt” on the consolidated balance sheet as of December 31, 2015. Additionally, as the debt associated with our ABL Facility was presented as short-term, the related debt issuance costs of $2.2 million as of December 31, 2015 has been reclassified from "Other assets" to "Other current assets" on the consolidated balance sheet. There were no deferred issuance costs remaining associated with our ABL Facility as of December 31, 2016. The total assets for the Corporate/Other segment reported in Note 20 have been adjusted for this reclassification, as well as the consolidated balance sheet as of December 31, 2015 in Note 23 on subsidiary guarantors.
Note 3 - Significant Accounting Policies
Use of Estimates
Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared using the most current and best available information, however actual results could differ from those estimates.
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
Restricted Cash

On March 10, 2016, we entered into an amendment to our guaranty and security agreement related to our ABL Facility, which is described in further detail in Note 9 under "ABL Facility Amendments." This amendment implemented a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. As a result of the sweep occurring one day in arrears, we had an ending balance of $1.4 million in our collection lockbox and certain depository accounts on December 31, 2016, which we have classified as "Restricted cash" on the consolidated balance sheet as this cash is not available for operations and was subsequently swept by the lender on January 1, 2017, and applied against the outstanding balance under the ABL Facility.
On April 11, 2015, we completed the sale of Thermo Fluids Inc. to Safety-Kleen, Inc. Pursuant to the purchase agreement, $4.3 million of the purchase price was deposited into an escrow account to satisfy potential indemnification obligations under the purchase agreement and was captured as "Restricted cash" on our consolidated balance sheet as of December 31, 2015. The post-closing reconciliation was completed during the year ended December 31, 2016, and the $4.3 million was released from escrow, of which $3.0 million was returned to us and $1.3 million was paid to Safety-Kleen for a post-closing working capital reconciliation and certain indemnification claims. See Note 21 for further discussion.
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

Unbilled accounts receivable result from revenue earned for services rendered where customer billing is still in progress at the balance sheet date. Such amounts totaled approximately $5.6 million at December 31, 2016.
The following table summarizes activity in the allowance for doubtful accounts:

	December 31,
	2016	2015	2014
Balance at beginning of period	$3,524	$7,557	$5,528
Bad debt (recoveries) expense	(283)	(1,110)	3,833
Write-offs, net	(1,577)	(2,923)	(1,804)
Balance at end of period	$1,664	$3,524	$7,557
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of our cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of our contingent consideration is adjusted to fair value at the end of each reporting period using a probability-weighted discounted cash flow model. See Note 10 for disclosures on the fair value of our contingent consideration at December 31, 2016 and 2015.
Our 2018 Notes and 2021 Notes are carried at cost. Their estimated fair values are based on reported trading prices. The fair value of our ABL Facility, Term Loan, notes payable and other debt obligations including capital leases secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. See Note 9 for disclosures on the fair value of our debt instruments at December 31, 2016.
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
Expenditures for betterments that increase productivity and/or extend the useful life of an asset are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation of the assets are removed from their respective accounts, and any gains or losses are included in "Direct operating expenses" in the consolidated statements of operations. Depreciation expense was $58.2 million, $67.6 million, and $68.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is characterized as a component of "Depreciation and amortization" in the consolidated statements of operations.
Debt Issuance Costs
We capitalize costs associated with the issuance of debt and amortize them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. The unamortized balance of debt issuance costs was $9.0 million and $10.9 million at December 31, 2016 and 2015, respectively.

As described in Note 2, as of January 1, 2016, we retrospectively adopted for all comparative periods presented ASU 2015-03 and ASU 2015-15. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The current consolidated balance sheet as of December 31, 2016 presents $9.0 million of our unamortized debt issuance costs related to our 2018 Notes, 2021 Notes and Term Loan in “Long-term debt.” In order to conform to the current financial statement presentation, $8.7 million of unamortized debt issuance costs related to our 2018 Notes have been reclassified from “Other assets” to “Current portion of long-term debt” on the consolidated balance sheet as of December 31, 2015. The guidance in ASU 2015-15 prescribes that deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset, while debt issuance costs in the scope of ASU 2015-03 do not. As such, we will continue to present the costs associated with our ABL Facility as an asset. There were no debt issuance costs remaining associated with our ABL Facility as of December 31, 2016. Debt issuance costs associated with our ABL Facility of $2.2 million as of December 31, 2015 are included in “Other current assets” on the consolidated balance sheet.
Upon the prepayment of related debt, we accelerate the recognition of the unamortized cost, which is included in "Loss on extinguishment of debt" in the consolidated statements of operations. Additionally, when executing amendments to our debt agreements, if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then: (1) any fees paid to the creditor and any third-party costs incurred are associated with the new arrangement (that is deferred and amortized over the term of the new arrangement); and (2) any unamortized debt issuance costs relating to the old arrangement at the time of the change are written off in proportion to the decrease in borrowing capacity of the old arrangement. The portion of the unamortized debt issuance costs written off in such circumstances are included in "Loss on extinguishment of debt" in the consolidated statements of operations.
During the years ended December 31, 2016, 2015 and 2014, we wrote off debt issuance costs of $0.7 million, $2.1 million, and $3.2 million, respectively (Note 9).
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
We recorded total impairment charges of $42.2 million for long-lived assets during the year ended December 31, 2016, which was included in "Impairment of long-lived assets" in the consolidated statement of operations. These charges were due to the carrying value of assets for certain basins not being recoverable, as well as for assets that were classified as held for sale during 2016. (See Note 6.) We recorded long-lived asset impairment charges associated with our restructuring of $5.9 million during the year ended December 31, 2015, which was included in "Other, net" in the consolidated statement of operations (Note 6 and Note 7). Impairment charges for intangible assets were $112.4 million for the year ended December 31, 2014. (Note 6). Additionally, we recorded a long-lived asset impairment charge for our discontinued industrial solutions division of $26.4 million in "Loss from discontinued operations, net of income taxes" in the consolidated statements of operations for the year ended December 31, 2014 (Note 21).
Asset Retirement Obligations
We record the fair value of estimated asset retirement obligations associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to interest expense (Note 16). In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight line basis for disposal wells and using a units-of-consumption basis for landfill costs over the assets’ respective useful lives.
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
Concentration of Customer Risk
Three of our customers comprised 29%, 35% and 35% of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014 respectively, and 19%, 31% and 30% of our consolidated accounts receivable at December 31, 2016, 2015 and 2014, respectively.
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

Share-Based Compensation
Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock awards or units vest over a two or three year service period from the date of grant. The grant date fair value of the award is recognized to expense on a straight-line basis over the requisite service period. As of December 31, 2016 there was approximately $0.4 million of unrecognized compensation cost, net of estimated forfeitures, for unvested stock options, restricted stock awards and restricted stock units, which are expected to vest over a weighted average period of approximately 1.0 year. See Note 14 for additional information.

Advertising
Advertising costs are expensed as incurred. Advertising expense was approximately $0.1 million, $0.5 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications which may be applied retrospectively or modified retrospectively. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The guidance in ASU 2015-14 delays the effective date for the new revenue recognition guidance outlined in ASU 2014-09 to reporting periods beginning after December 15, 2017, which for us is the reporting period starting January 1, 2018. We currently anticipate adopting the standard using the modified retrospective method. While we are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures, we do not expect the impact to be material.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. This new guidance was effective for our fiscal year ended December 31, 2016, and has been applied accordingly. See the "Going Concern" discussion and disclosures in Note 2 on Basis of Presentation.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, with early adoption permitted. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 16.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We adopted the guidance in

ASU 2016-09 as of January 1, 2017 when it became effective. When allowed, we have adopted the guidance on a prospective basis, except when the modified retrospective transition method was specifically required, and have selected to make an entity wide accounting policy election to continue to estimate the number of awards that are expected to vest. We do not believe that the adoption of this guidance will have a significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification and guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and contingent consideration payments made after a business combination. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement when it becomes effective, or as of January 1, 2018, using the retrospective transition method. We do not expect this guidance to have a significant impact on our consolidated financial statements, other than potentially changing the way certain cash receipts and cash payments are presented and classified on the consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals.
Note 4 - Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	December 31,
	2016	2015
Land	$11,496	$11,750
Buildings	28,194	41,369
Building, leasehold and land improvements	14,240	12,796
Pipelines	71,076	70,511
Disposal wells	36,399	63,435
Landfill	28,130	28,130
Machinery and equipment	37,058	39,298
Equipment under capital leases	16,419	17,140
Motor vehicles and trailers	126,822	135,646
Rental equipment	58,181	154,651
Office equipment	7,403	6,790
	435,418	581,516
Less accumulated depreciation	(148,886)	(209,144)
Construction in process	7,647	33,816
Property, plant and equipment, net	$294,179	$406,188
Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $58.2 million, $67.6 million, and $68.7 million, respectively. See Note 6 for discussion on impairment charges recorded for long-lived assets during the years ended December 31, 2016, 2015 and 2014.

Note 5 - Intangible Assets
Intangible Assets
Intangible assets consist of the following:

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life
Customer relationships	$11,731	$(8,229)	$3,502	5.7	$11,731	$(6,865)	$4,866	6.0
Disposal permits	1,269	(612)	657	4.1	1,269	(451)	818	5.2
Customer contracts	17,352	(7,201)	10,151	9.8	17,352	(6,169)	11,183	11.0
	$30,352	$(16,042)	$14,310	8.5	$30,352	$(13,485)	$16,867	9.3
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. During the year ended December 31, 2014, we recorded impairment charges of $112.4 million for the write-down of certain intangible assets (Note 6). The remaining $3.5 million of customer relationships are comprised of $3.3 million in the Northeast division and $0.2 million in the Southern division. The $0.7 million of remaining disposal permits and $10.2 million of customer contracts are in the Southern division.
Amortization expense, which is calculated using either the straight-line method or an accelerated method based upon estimated future cash flows, was $2.6 million, $2.9 million and $17.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 future amortization expense of intangible assets is estimated to be:

2017	$2,089
2018	1,969
2019	1,788
2020	1,519
2021	1,402
Thereafter	5,543
Total	$14,310

Note 6 - Assets Held for Sale and Impairment of Long-Lived Assets and Goodwill
Impairment charges recorded for the years ended December 31, 2016, 2015 and 2014, related to continuing operations by reportable segment were as follows:

	Northeast	Southern	Rocky Mountain	Total
Year Ended December 31, 2016
Impairment of property, plant and equipment, net	$8,025	$2,427	$31,712	$42,164
Impairment of intangibles, net	—	—	—	—
Impairment of Goodwill	—	—	—	—
Total	$8,025	$2,427	$31,712	$42,164

Year Ended December 31, 2015
Impairment of property, plant and equipment, net	$—	$5,921	$—	$5,921
Impairment of intangibles, net	$—	$—	$—	$—
Impairment of Goodwill	$—	$—	$104,721	$104,721
Total	$—	$5,921	$104,721	$110,642

Year Ended December 31, 2014
Impairment of property, plant and equipment, net	$—	$—	$—	$—
Impairment of intangibles, net	$—	$—	$112,436	$112,436
Impairment of Goodwill	$33,831	$66,885	$203,259	$303,975
Total	$33,831	$66,885	$315,695	$416,411
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 2 and Level 3 inputs as described in Note 10.
Assets Held for Sale
During the year ended December 31, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land, and we began to actively market these assets, which we expect to sell within one year. As not all of the assets were sold during the year, and management has approved additional assets to be sold in those divisions, we continue to have assets presented separately as "Assets held for sale" in our consolidated balance sheet as of December 31, 2016.
In accordance with applicable accounting guidance, the assets were recorded at the lower of net book value or fair value less costs to sell. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of the assets was lower than its net book value, an impairment charge of $4.8 million was recognized during the year ended December 31, 2016, and is included in "Impairment of long-lived assets" on our consolidated statements of operations. Of the $4.8 million recorded during the year ended December 31, 2016, $2.4 million related to the Southern division and $2.4 million related to the Northeast division. The fair value of the assets was measured using third party quoted prices for similar assets (Level 3).
Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the recent sales of underutilized or non-core assets as a result of lower oil prices and the continued decrease in activities by our customers, in addition to lower capital spending over the last two years, there were indicators that the carrying value of our assets may not be recoverable during the year ended December 31, 2016.

Our impairment review during the three months ended September 30, 2016 concluded that the carrying value of the Haynesville and Marcellus asset groups were not recoverable as the carrying value exceeded our estimate of future undiscounted cash flows for these two basins. As a result, we recorded an impairment charge for the Marcellus asset group (Northeast division) of $5.7 million during the three months ended September 30, 2016 as the carrying value exceeded fair value. No impairment charge was necessary for the Haynesville asset group as the fair value was greater than the carrying value. The fair value of the Marcellus and Haynesville asset groups was determined primarily using the cost and market approaches (Level 3).

Our impairment review during the three months ended December 31, 2016 concluded that the carrying value of the Bakken and Eagle Ford asset groups were not recoverable as the carrying value exceeded our estimate of future undiscounted cash flows for these two basins. As a result, we recorded an impairment charge for the Bakken asset group (Rocky Mountain division) of $31.7 million during the three months ended December 31, 2016 as the carrying value exceeded fair value. No impairment charge was necessary for the Eagle Ford asset group as the fair value was greater than the carrying value. The fair value of the Bakken and Eagle Ford asset groups was determined primarily using the cost and market approaches (Level 3).

During the year ended December 31, 2015, we recognized impairment charges of $5.9 million for long-lived assets. These impairment charges were recorded to "Other, net" in the consolidated statement of operations as part of restructuring expenses related to the exit of the MidCon Shale area (See Note 7 for additional discussion).
During the year ended December 31, 2014, due to the continued significant decline in oil and natural gas prices and the market condition of our common stock, we recognized an impairment charge of $112.4 million related to the customer relationship intangible assets in the Rocky Mountain division which was reported in "Impairment of long-lived assets" in our consolidated statement of operations.

If reduced customer activity levels continue to result in decreased demand for our services for a prolonged period of time, or if we otherwise make further downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.
Impairment of Goodwill
As of September 30, 2015, and prior to the annual goodwill impairment test, the entire goodwill balance of $104.7 million related to the Rocky Mountain division. Therefore, at September 30, 2015, we performed step one of the goodwill impairment test only for the Rocky Mountain division. To measure the fair value of the Rocky Mountain reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based upon the results of the first step of the goodwill impairment test, we concluded that the fair value of the Rocky Mountain reporting unit was less than its carrying value, thereby requiring us to proceed to the second step of the goodwill impairment test. As part of the second step, we determined that for the Rocky Mountain reporting unit, the carrying value of the goodwill exceeded the implied fair value of the reporting unit goodwill. Accordingly, during the three months ended September 30, 2015, we recognized an impairment charge of $104.7 million related to our Rocky Mountain division, thereby eliminating all remaining goodwill. This impairment charge is shown as "Impairment of goodwill" in the consolidated statement of operations.
During the year ended December 31, 2014, we recorded goodwill impairment charges of $304.0 million which were included in "Impairment of goodwill" in our consolidated statement of operations. Of the $304.0 million recorded, $66.9 million related to the Southern division, $33.8 million related to the Northeast division, and $203.3 million related to the Rocky Mountain division.

Note 7 - Restructuring and Exit Costs

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

The restructuring charges are characterized as "Other, net" in the accompanying consolidated statements of operations for the year ended December 31, 2015. Such costs consisted of the following:

Year Ended December 31, 2015
Severance and termination benefits	$724
Asset impairment charge	5,921
Contract termination costs and exit costs	453
Total restructuring and exit costs	$7,098

Approximately $6.6 million, $0.1 million and $0.4 million of the total charge for the year ended December 31, 2015 was recorded in the Southern, Northeast and Corporate operating segments, respectively.

The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.1 million as of December 31, 2016, which is included as "Accrued liabilities" in the consolidated balance sheets. A rollforward of the liability from December 31, 2015 through December 31, 2016 is as follows:

Lease Exit Costs
Restructuring and exit costs accrued at December 31, 2015	$180
Restructuring and exit-related costs	—
Cash payments	(50)
Restructuring and exit costs accrued at December 31, 2016	$130
Note 8 - Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
Accrued payroll and employee benefits	$2,432	$5,839
Accrued insurance	3,887	5,896
Accrued legal and environmental costs	3,570	1,531
Accrued taxes	1,458	1,514
Accrued interest	4,699	8,516
Accrued operating costs	1,255	4,233
Accrued other	1,486	2,314
Total accrued liabilities	$18,787	$29,843

Note 9 - Debt
Debt consisted of the following at December 31, 2016 and December 31, 2015:

			December 31, 2016			December 31, 2015
	Interest Rate	Maturity Date	Unamortized Deferred Financing Costs (i)	Fair Value of Debt (h)	Carrying Value of Debt	Carrying Value of Debt
ABL Facility (a)	6.15%	Mar. 2017	$—	$22,679	$22,679	$101,832
2018 Notes (b)	9.875%	Apr. 2018	523	4,650	40,436	400,000
2021 Notes (c)	10.00%	Apr. 2021	5,420	65,165	351,294	—
Term Loan (d)	13.00%	Apr. 2018	3,055	60,711	60,711	—
Vehicle financings (e)	5.11%	Various	—	7,699	7,699	12,303
Note payable (f)	4.25%	Apr. 2019	—	4,778	4,778	6,492
Total debt			$8,998	$165,682	487,597	520,627
Original issue discount and premium for 2018 Notes (g)					(27)	(452)
Original issue discount and premium for 2021 Notes (g)					(282)	—
Debt issuance costs presented with debt (i)					(8,998)	(8,708)
Debt discount for issuance of warrants (j)					(6,499)	—
Total debt, net					471,791	511,467
Less: current portion of long-term debt (k)(l)					(465,835)	(499,709)
Long-term debt					$5,956	$11,758
_____________________

(a)	The interest rate presented represents the interest rate on the $40.0 million ABL Facility at December 31, 2016.

(b)
The interest rate presented represents the coupon rate on our 2018 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2018 Notes is approximately 11.0%. Interest payments are due semi-annually on April 15 and October 15 of each year.

(c)
The interest rate presented represents the current coupon rate on our 2021 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2021 Notes is approximately 12.4%. Interest is paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 will be paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10.0% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10.0% until maturity.

(d)
The Term Loan accrues interest at a rate of 13.0% compounded monthly and which is paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest is due April 15, 2018. Additionally, a total of $3.1 million in amendment fees were added to the principal amount outstanding thereunder in lieu of a cash payment and capitalized as debt issuance costs.

(e)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 5.11%, which mature in varying installments between 2017 and 2020. Capital lease obligations were $7.7 million and $12.3 million at December 31, 2016 and December 31, 2015, respectively.

(f)
During the three months ended June 30, 2015, we settled our $11.0 million financing obligation to acquire the remaining 49.0% interest in Appalachian Water Services, LLC ("AWS") from the non-controlling interest holder with a $4.0 million cash payment and a $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019.

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

(h)
The estimated fair value of our 2018 Notes and our 2021 Notes is based on reported trading prices as of December 31, 2016. Our ABL Facility, Term Loan, note payable and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(i)
As discussed previously in Note 2, upon retrospective adoption of ASU 2015-03, we have presented the debt issuance costs associated with the 2018 Notes, 2021 Notes and Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of December 31, 2016 and December 31, 2015. In accordance with ASU 2015-15, the debt issuance costs related to the ABL Facility should be presented as an asset, and are included in "Other current assets" on the consolidated balance sheet as of December 31, 2015. There were no debt issuance costs remaining associated with our ABL Facility as of December 31, 2016. Additionally, as discussed in greater detail in the "Exchange Offer" section below, on April 15, 2016, $327.2 million in principal 2018 Notes were exchanged for new 2021 Notes. The note for note exchange was accounted for as a modification, and as a result $0.8 million of the original debt issuance costs associated with the 2018 Notes will continue to be amortized over the remaining term of the 2018 Notes, while $6.3 million will be amortized over the term of the new 2021 Notes. Further, a total of $32.3 million in principal 2018 Notes were exchanged for common stock and $0.6 million of the original debt issuance costs associated with the 2018 Notes were included in the calculation of the gain/(loss) on extinguishment.

(j)
The debt discount for issuance of warrants represents the initial fair value of the warrants issued in connection with the debt restructuring described in the "Exchange Offer, 2018 Notes and 2021 Notes" and "Term Loan" sections below, which will be amortized through interest expense over the terms of the new 2021 Notes and the Term Loan. As described further in Note 11, these warrants are accounted for as derivative liabilities.

(k)
As the scheduled maturity date of the ABL Facility was March 31, 2016, the carrying value of the ABL Facility is presented in current portion of long-term debt in the consolidated balance sheet as of December 31, 2016. Further, due to the default of the ABL Facility as of March 31, 2017, and the resulting cross-default of the 2018 Notes, 2021 Notes and Term Loan, these items are also included in current portion of long-term debt as of December 31, 2016. Finally, the principal payments due within one year for the vehicle financings and note payable are also included in current portion of long-term debt as of December 31, 2016.

(l)
The carrying value of the ABL Facility and the 2018 Notes were presented in current portion of long-term debt as of December 31, 2015 due to the probability of breaching one of the financial covenants at that date. In addition, the principal payments due within one year for the vehicle financings and note payable were also included in current portion of long-term debt as of December 31, 2015.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2017	$481,580
2018	3,404
2019	1,995
2020	618
2021	—
Thereafter	—
Total	$487,597

Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2016, we had $487.6 million of indebtedness outstanding, consisting of $40.4 million of 2018 Notes, $351.3 million of 2021 Notes, $60.7 million under a Term Loan, $22.7 million under an ABL Facility, and $12.5 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS.
Exchange Offer, 2018 Notes and 2021 Notes
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

The exchange of the $327.2 million in principal 2018 Notes for new 2021 Notes was accounted for as a debt modification, and all third party expenses related to the exchange were expensed to "General and administrative expenses" in the condensed consolidated statement of operations during the year ended December 31, 2016. The exchange of the $0.9 million in principal 2018 Notes for common stock was accounted for as a debt extinguishment, which generated an immaterial loss on extinguishment recorded in "Loss on extinguishment of debt" in the condensed consolidated statement of operations during the year ended December 31, 2016. Finally, the exchange of $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud for common stock was accounted for as a capital transaction as Mr. Johnsrud is a related party, with the loss on extinguishment recorded in "Additional paid-in-capital" on the condensed consolidated balance sheet. The Warrants issued in connection with the Exchange Offer are discussed in further detail in Note 11 on "Derivative Warrants."

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

Upon settlement of the Exchange Offer, there remained outstanding approximately $40.4 million aggregate principal amount of 2018 Notes. Ongoing semi-annual interest expense with respect to the remaining 2018 Notes is approximately $2.0 million. In addition, based on the completion of the Exchange Offer, consents from each exchanging holder of the 2018 Notes for the waiver of certain provisions of the 2018 Notes Indenture became effective. The consents, among other things, waive substantially all of the restrictive covenants in the 2018 Notes Indenture and potential defaults arising from non-compliance with such waived covenants. We had previously elected to exercise the 30-day grace period following the October 15, 2016 interest payment due date in order to continue discussions with our debtholders regarding strategic alternatives to improve our long-term capital structure. As discussed further below, on November 14, 2016 we made the $2.0 million interest payment, and are current in our payment obligations under the indenture governing the 2018 Notes.

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

The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion and the Rights Offering. The Warrants are discussed in greater detail in Note 11 on "Derivative Warrants" and the Rights Offering is discussed in the "Rights Offering in 2016" section of Note 12.

Proceeds from the Term Loan were applied to pay down a portion of the outstanding balance of the ABL Facility and were partially reborrowed by us to fund the April 15, 2016 interest payment on the 2018 Notes and pay related transaction fees and expenses.

On June 30, 2016, we entered into a First Amendment to Term Loan Credit Agreement (the “Term Loan Agreement Amendment”) by and among the Required Lenders (as defined therein) and the Company, which amended the Term Loan Credit Agreement, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB, as administrative agent (the “Agent”), the lenders party thereto (the “Term Loan Lenders”), and the Company, as borrower (the “Term Loan Agreement”).

The Term Loan Agreement Amendment amended the Term Loan Agreement by amending the minimum EBITDA financial maintenance covenant to conform to the revised minimum EBITDA financial maintenance covenant provided by the Eighth Amendment to Amended and Restated Credit Agreement (discussed below) through December 31, 2016, modifying the applicable periods for measurement and reducing the applicable amounts required to be achieved for each period. In connection with the Term Loan Agreement Amendment, we paid a non-refundable amendment fee in the amount of $0.1 million to the Term Loan Lenders, pro-rata to their respective commitment amount under the Term Loan Agreement, which was capitalized as deferred financing costs.

On September 22, 2016, we entered into a Second Amendment to the Term Loan Credit Agreement (the "Second Term Loan Agreement Amendment") by and among the Term Loan Lenders and the Company, which further amended the Term Loan Agreement. The Second Term Loan Agreement Amendment further amended the Term Loan Agreement to permit the Company to reinstate Mr. Johnsrud's annual base salary to $700 thousand. Mr. Johnsrud previously agreed to a voluntary reduction in his annual base salary from $700 thousand to $1.

On November 14, 2016, we entered into a Third Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Third Term Loan Agreement Amendment”) by and among the Term Loan Lenders and the Company, which further amended the Term Loan Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by us, under the Term Loan Agreement from $24.0 million to $30.6 million (the “Third Amendment Additional Term Commitment”). Pursuant to the Third Term Loan Agreement Amendment, we were required to use the net cash proceeds of the Third Amendment Additional Term Commitment of $6.0 million to pay the fees, costs and expenses incurred in connection with the Third Term Loan Agreement Amendment and the approximately $2.0 million in interest payments accrued on our outstanding 2018 Notes. We made the approximately $2.0 million interest payment on the 2018 Notes on November 14, 2016. The remaining net cash proceeds, subject to satisfaction of certain release conditions, were available for general operating, working capital and other general corporate purposes. In connection with the Third Term Loan Agreement Amendment, we paid to the Term Loan Lenders an amendment fee of $0.6 million, which was added to the principal amount outstanding thereunder in lieu of a cash payment and capitalized as debt issuance costs.

On December 16, 2016, we entered into a Fourth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Fourth Term Loan Agreement Amendment”) by and among the Term Loan Lenders and the Company, by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by us, under the Term Loan Agreement from $30.6 million to $58.1 million (the “Fourth Amendment Additional Term Commitment”). Pursuant to the Fourth Term Loan Agreement Amendment, we were required to use the net cash proceeds of the Fourth Amendment Additional Term Commitment of $25.0 million to pay the fees, costs and expenses incurred in connection with the Fourth Term Loan Agreement Amendment and to pay down $22.0 million aggregate principal amount of loans outstanding under our ABL Facility. The remaining net cash proceeds, subject to satisfaction of certain release conditions, would be available for general operating, working capital and other general corporate purposes. In connection with the Fourth Term Loan Agreement Amendment, we paid to the Term Loan Lenders an amendment fee of $2.5 million, which was added to the principal amount outstanding thereunder in lieu of a cash payment and capitalized as debt issuance costs.

ABL Facility and Amendments

In February 2014, we entered into a new ABL Facility with Wells Fargo Bank as Administrative Agent and other lenders named therein. As of December 31, 2016, interest accrues on outstanding loans under the ABL Facility at a floating rate based on, at our election, (i) the greater of (a) the prime lending rate as publicly announced by Wells Fargo, (b) the Federal Funds rate plus 0.5% or (c) the one month LIBOR plus 1.0%, plus, in each case, an applicable margin of 4.00% to 4.50% or (ii) the LIBOR rate plus an applicable margin of 5.00% to 5.50%. As of December 31, 2016 the applicable margin was 5.50%. We are also required to pay fees on the unused commitments of the lenders under the ABL Facility, fees for outstanding letters of credit and other customary fees.

On March 10, 2016, we entered into a Consent and Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth ABL Facility Amendment”) and a Third Amendment to Amended and Restated Guaranty and Security Agreement (the "Third GSA Amendment") by and among Wells Fargo Bank, National Association as agent ("Agent"), the Lenders named therein (the “ABL Lenders”), and the Company. Under the Fifth ABL Facility Amendment, the ABL Lenders consented to the inclusion of a “going concern” qualification in the opinion from our registered public accounting firm, which is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Under the Third GSA Amendment, we consented to and implemented a daily cash sweep of our collection lockbox and depository accounts, the proceeds of which are required to be applied against the outstanding balance of the ABL Facility. The Third GSA Amendment also requires the segregation of all receipts and disbursements in separate bank accounts and limits the end of day balance in our operating bank account to an amount not to exceed $1.0 million.
On March 24, 2016, in connection with the Restructuring Support Agreement to implement the Restructuring, we entered into a Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth ABL Facility Amendment”) by and among the Agent, the ABL Lenders and the Company. Among other terms and conditions, the Sixth ABL Facility Amendment amended the ABL Facility as follows:

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

•	Increased the default rate upon the occurrence and continuation of an event of default from 2% to 4%;

•	Increased the applicable margin on LIBOR Rate and Base Rate Loans (each as defined in the ABL Facility) and the unused line fee;

•	Eliminated our ability to voluntarily reduce the commitments without termination of the ABL Facility;

•	Required us to apply proceeds from the Restructuring transactions and related agreements to pay down the ABL Facility;

•
Amended the definition of “Permitted Disposition” to permit the sale of our equity investment in Underground Solutions, Inc., discussed further in Note 19, and to expand the permitted disposition general basket (which excludes the sale of machinery and equipment in the ordinary course of business) from $5.0 million to $7.5 million;

•
Applied a Permitted Disposition Reserve of 50% against our availability for net cash proceeds in excess of $7.5 million made on or after March 10, 2016 for sales specifically related to the Permitted Disposition general basket; and

•	Amended certain definitions in connection with the Restructuring transactions, including “Change of Control”, “Permitted Indebtedness”, and “Permitted Liens”.

In addition, we agreed to certain fees that would be payable to the ABL Lenders upon early termination of the ABL Facility as a result of acceleration, bankruptcy or otherwise, unless amounts outstanding under the ABL Facility are paid in full. In connection with the Sixth ABL Facility Amendment we incurred amendment fees of approximately $0.6 million which were capitalized as debt issuance costs during the three months ended March 31, 2016. Further, we wrote off a portion of the unamortized debt issuance costs associated with our ABL Facility of approximately $0.4 million which were included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended March 31, 2016.

On April 15, 2016, we entered into a Seventh Amendment to Amended and Restated Credit Agreement, dated April 15, 2016 (the “Seventh ABL Facility Amendment”), by and among the Agent, the ABL Lenders and the Company to make conforming amendments in connection with the Restructuring transactions. Among other terms and conditions, the Seventh Amendment amends the ABL Facility to: (i) require that the we apply excess proceeds from asset sales to pay down the ABL Facility; (ii) prohibit us from optionally prepaying or acquiring other indebtedness, making any payment on subordinated indebtedness, or amending certain agreements and documents; and (iii) amend certain definitions in the ABL Facility.

On June 29, 2016, we entered into an Eighth Amendment to Amended and Restated Credit Agreement (the “Eighth ABL Facility Amendment”) by and among the Agent, the ABL Lenders, and the Company, which further amends our ABL Facility. Among other terms and conditions, the Eighth ABL Facility Amendment amended the ABL Facility as follows:

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

•
Required us to consummate a rights offering on or before July 29, 2016, which was subsequently waived by the ABL Lenders on August 5, 2016, and to apply the proceeds from the rights offering to pay down the ABL Facility, which must equal $5.0 million (with any shortfall to be covered by the $5.0 million backstop funds previously placed in escrow by Mark D. Johnsrud, the Company’s Chairman and Chief Executive Officer);

•	Replaced the minimum fixed charge coverage ratio covenant with an immediate availability block in the amount of $12.5 million, increasing to $15.0 million upon receipt of the Rights Offering proceeds;

•
Established a Permitted Disposition Reserve equal to 50% of the aggregate amount of net cash proceeds arising from Permitted Dispositions of any property (excluding the sale of machinery and equipment in the ordinary course of business) consummated after June 29, 2016; and

•	Increased the applicable margin on LIBOR Rate and Base Rate Loans (as defined in the ABL Facility).

In connection with the Eighth ABL Facility Amendment we incurred amendment fees of approximately $0.4 million which were capitalized as debt issuance costs during the three months ended June 30, 2016. Further, we wrote off a portion of the unamortized debt issuance costs associated with our ABL Facility of approximately $0.3 million which were included in "Loss on extinguishment of debt" in the condensed consolidated statement of operations for the three months ended June 30, 2016.

On August 5, 2016, we entered into a Ninth Amendment to Amended and Restated Credit Agreement (the "Ninth Amendment") to the ABL Facility by and among the Agent, the ABL Lenders, and the Company. The Ninth Amendment amended the ABL Facility by removing the requirement to consummate the Rights Offering by a date certain, and required us to remit to Agent by August 5, 2016 the $5.0 million deposited into escrow by Mr. Johnsrud, securing Mr. Johnsrud's backstop obligations under the Rights Offering. In connection with the amendment to the Escrow Agreement discussed in Note 12 under "Rights Offering in 2016," the $5.0 million backstop obligation was released from escrow and irrevocably funded to us and we timely remitted such funds to the Agent in order to comply with the covenant under the Ninth Amendment.

On September 29, 2016, we entered into a Tenth Amendment to Amended and Restated Credit Agreement (the "Tenth Amendment") to the ABL Facility by and among the Agent, the ABL Lenders, and the Company. The Tenth Amendment amended the ABL Facility by (i) amending the refinancing covenant to extend the date by which we are required to refinance the ABL Facility in full from September 30, 2016 to October 14, 2016, and (ii) increasing the applicable margin on LIBOR

Rate and Base Rate Loans and the Applicable Unused Line Fee Percentage (as defined in the ABL Facility). The ABL Facility was further amended to amend the refinancing covenant to extend the date by which we are required to refinance the ABL Facility.

On October 13, 2016 (the “Eleventh Amendment Effective Date”), we entered into an Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”) by and among the Agent, the ABL Lenders, and the Company. The Eleventh Amendment amended the ABL Facility on the Eleventh Amendment Effective Date by amending the refinancing covenant to extend the date by which we were required to refinance the ABL Facility in full from October 14, 2016 to November 4, 2016.

The Eleventh Amendment also included certain other amendments to the ABL Facility (the “Post-Eleventh Amendment Effective Date Amendments”) that would become effective subsequent to the Eleventh Amendment Effective Date if, on or prior to November 4, 2016, the Agent received the proceeds of the Additional Term Loan Debt (as defined in the ABL Facility Amendment) in an amount not less than $10.0 million, which proceeds were to be used to pay down the ABL Facility. The Post- Eleventh Amendment Effective Date Amendments would further amend the ABL Facility by amending the refinancing covenant to extend the date by which we are required to refinance the ABL Facility in full from November 4, 2016 to November 30, 2016. Pursuant to the Eleventh Amendment, it would have constituted an immediate event of default under the ABL Facility if, on or prior to November 4, 2016, we had not incurred the Additional Term Loan Debt and used the proceeds to pay down the ABL facility.

On November 4, 2016 (the “Twelfth Amendment Effective Date”), we entered into a Twelfth Amendment to Amended and Restated Credit Agreement (the “Twelfth Amendment”) by and among the Agent, the ABL Lenders, and the Company. The Twelfth Amendment amended the ABL Facility on the Twelfth Amendment Effective Date by amending the refinancing covenant to extend the date by which we were required to refinance the ABL Facility in full from November 4, 2016 to November 14, 2016. In addition, the Twelfth Amendment extended the date by which we are required to incur the Additional Term Loan Debt (as defined in the ABL Facility) and use the proceeds thereof, in an amount not less than $10.0 million, to pay down the ABL Facility, from November 4, 2016 to November 14, 2016. Pursuant to the Twelfth Amendment, it would have constituted an immediate event of default under the ABL Facility if, on or prior to November 14, 2016, we had not incurred the Additional Term Loan Debt and apply the proceeds as described above.

On November 14, 2016 (the “Thirteenth Amendment Effective Date”), the we entered into a Thirteenth Amendment to Amended and Restated Credit Agreement (the “Thirteenth Amendment”) by and among the Agent, the ABL Lenders, and the Company. The Thirteenth Amendment amended the ABL Facility on the Thirteenth Amendment Effective Date by amending the refinancing covenant to extend the date by which we were required to refinance the ABL Facility in full from November 14, 2016 to November 30, 2016; provided that if we satisfy certain conditions described below, this date would be extended to December 16, 2016. In addition, the Thirteenth Amendment also amended the ABL Facility on the Thirteenth Amendment Effective Date by increasing the amount of Permitted Indebtedness (as defined in the ABL Facility) under the Term Loan Agreement from $24.0 million to $30.6 million to permit the Additional Term Commitment and reduces the Additional Term Loan Debt requirement from $10.0 million to $6.0 million. In connection with the Thirteenth Amendment, we were required to deposit approximately $4.0 million of the net proceeds of the Additional Term Loan Debt in our master operating account and pay the approximately $2.0 million in interest payments accrued on the 2018 Notes. In order to accommodate the possibility of an in-court restructuring transaction, the Thirteenth Amendment also included certain other amendments to the ABL Facility that would further extend the date by which we were required to refinance the ABL Facility in full from November 30, 2016 to December 16, 2016, subject to the satisfaction of certain conditions that included the preparation of financing documentation designed to facilitate a prepackaged plan of reorganization should we and the debtholders with whom we are negotiating determine that an in-court restructuring alternative would be in our best interest. On November 30, 2016, we received confirmation from the Agent that such financing documentation conditions had been satisfied or waived and that, as a result, the date by which we were required to fully refinance the ABL Facility was extended from November 30, 2016 to December 16, 2016.

On December 16, 2016, we entered into a Fourteenth Amendment to Amended and Restated Credit Agreement (the “Fourteenth Amendment”) by and among the Agent, the ABL Lenders, and the Company. The Fourteenth Facility Amendment amended the ABL Facility by extending the date by which we are required to refinance the ABL Facility in full from December 16, 2016 to March 31, 2017 and the maturity date of the ABL Facility from December 31, 2016 to March 31, 2017. In addition, among other terms and conditions, the Fourteenth Amendment amended the ABL Facility by (i) reducing the maximum revolver commitments from $85.0 million to $40.0 million, and (ii) increasing the Permitted Indebtedness (as defined in the ABL Facility) under the Term Loan Documents (as defined in the ABL Facility) from $30.6 million to $58.1 million, plus any interest required or permitted to be paid in kind under and pursuant to the Term Loan Documents (as defined in the ABL Facility).

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

The ABL Facility and Term Loan contain certain financial covenants, including a minimum EBITDA covenant. The minimum EBITDA covenant requires us to meet a stated year-to-date EBITDA target (as defined by the ABL Facility). As of December 31, 2016, we remained in compliance with our debt covenants and availability under the ABL Facility was $11.6 million, after applying the availability block and other availability restrictions.

During the three months ended March 31, 2016, the Agent for the ABL Facility commenced a borrowing base redetermination involving a valuation of the net orderly liquidation value of our eligible machinery and equipment by a third party specialist. The redetermination resulted in an approximately $21.0 million decline in our borrowing base and availability under the ABL Facility. Due to this decrease in our borrowing base and the implementation of the daily sweep of our lockbox and certain depository bank accounts, we made cumulative payments of $233.7 million during the year ended December 31, 2016, offset by borrowings of $154.5 million, thus reducing the amount outstanding under the ABL Facility from $101.8 million as of December 31, 2015 to $22.7 million as of December 31, 2016.

The ABL Facility's borrowing base limitations are based upon eligible accounts receivable and equipment. If the value of our eligible accounts receivable or equipment decreases for any reason, or if some portion of our accounts receivable or equipment is deemed ineligible under the terms of our ABL Facility, the amount we can borrow under the ABL Facility could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. In addition, the Agent for our ABL Facility has the periodic right to commission appraisals of the assets comprising our borrowing base, and we are obligated to reimburse the cost of up to four full appraisals including two field examinations, during any 12 consecutive months. If an appraisal results in a reduction of the borrowing base, we may be required to repay a portion of the amount outstanding under the ABL Facility in order to remain in compliance with applicable borrowing limitations. At December 31, 2016 we had $11.6 million of net availability under the ABL Facility. During the year ended December 31, 2016, we reduced the outstanding balance of the ABL Facility by $79.1 million, a portion of which was made to cover the borrowing base deterioration. There can be no assurance that we will have sufficient cash on hand or other sources of liquidity to make any such future repayments if necessary.

The Indentures governing our 2018 Notes and 2021 Notes contain restrictive covenants on the incurrence of senior secured indebtedness. To the extent that the fixed charge coverage ratio (as defined in the Indentures) is below 2.0 to 1.0, the Indentures prohibit our incurrence of new senior secured indebtedness under the ABL Facility or any other secured credit facility, at that point in time, to the greater of $150.0 million and the amount of debt as restricted by the secured leverage ratio, which is the ratio of secured debt to EBITDA, of 2.0 to 1.0, as determined pursuant to the Indentures. The 2.0 to 1.0 fixed charge coverage ratio and secured leverage ratio are incurrence covenants, not maintenance covenants. The covenants do not require repayment of existing borrowings incurred previously in accordance with the covenants, but rather limits new borrowings during any such period. As a result of the Fourteenth ABL Facility Amendment, our ability to incur new borrowings under the ABL Facility is limited to a maximum of $40.0 million irrespective of the permitted availability of up to $150.0 million under the Indentures.

Both our ABL facility and Term Loan also contain a non-financial covenant in connection with an auditor's opinion on the consolidated financial statements. The covenant is considered breached in the event we receive a qualified opinion and/or explanatory paragraph related to going concern. As of April 14, 2017, the Report of Independent Registered Public Accounting Firm in the accompanying consolidated financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. Consequently, we are in violation of the non-financial covenant included in both the ABL Facility and Term Loan. See Note 24 "Subsequent Events" for further discussion.

Note 10 - Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

Fair Value
December 31, 2016
Assets: Cost method investment	$—
Liabilities:
Derivative warrant liability	4,298
Contingent consideration	8,500

December 31, 2015
Assets: Cost method investment	$3,169
Liabilities:
Derivative warrant liability	—
Contingent consideration	8,628
Derivative Warrant Liability
In connection with our debt restructuring as described in Note 9 under "Exchange Offer, 2018 Notes and 2021 Notes" and "Term Loan," we issued warrants with derivative features during the year ended December 31, 2016. These instruments are accounted for as derivative liabilities as described further in Note 11.
Our derivative warrant liability is adjusted to reflect the estimated fair value at each quarter end, with any decrease or increase in the estimated fair value recorded in "Other income, net" in the consolidated statements of operations. We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo simulation model. The key inputs in determining our derivative warrant liability included our stock price, the volatility of our stock price, and the risk free interest rate. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter.
The following table provides a reconciliation of the beginning and ending balances of the "Derivative warrant liability" presented in the consolidated balance sheets as of December 31, 2016.

December 31, 2016
Balance at beginning of period	$—
Issuance of warrants	7,838
Exercise of warrants	(229)
Adjustments to estimated fair value	(3,311)
Balance at end of period	$4,298

Contingent Consideration
We are liable for certain contingent consideration payments in connection with various acquisitions. The fair value of the contingent consideration obligations was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent consideration is reported as "Current portion of contingent consideration" and "Long-term contingent consideration" in the consolidated balance sheets. Changes to the fair value of contingent consideration are recorded as "Other income (expense), net" in the consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is included in interest expense for the period. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.
Changes to contingent consideration obligations during the years ended December 31, 2016 and December 31, 2015 were as follows:

	December 31,
	2016	2015
Balance at beginning of period	$8,628	$9,824
Cash payments	—	(909)
Changes in fair value of contingent consideration, net	(128)	(287)
Balance at end of period	8,500	8,628
Less: current portion	—	(8,628)
Long-term portion of contingent consideration	$8,500	$—
Acquisitions with remaining contingent consideration obligations are as follows:
Keystone Vacuum, Inc.—In addition to the initial purchase price, we are obligated to make additional payments to the sellers of Keystone Vacuum, Inc. (“KVI”), which we acquired on February 3, 2012, for each of the fiscal years ended January 31, 2013 through 2016, in which KVI’s adjusted EBITDA (as defined) is greater than applicable adjusted EBITDA targets. Any additional amounts payable are payable in shares of our common stock or cash at our discretion and any such additional payments are capped at an aggregate value of $7.5 million. We made cash payments of approximately $0.9 million during the year ended December 31, 2015 in satisfaction of our contingent consideration obligation for the contract period ended January 31, 2015. No payment was required for the contract period ended January 31, 2016, and the contingent consideration obligation was reduced to zero.
Ideal Oilfield Disposal, LLC—In addition to the initial purchase price, we are obligated to pay the former owners of Ideal up to a maximum amount of $8.5 million upon the issuance of a second special waste disposal permit to expand the current landfill, depending on permitted capacity. The additional amount is payable in cash or in shares of our common stock at our discretion and is due at such time the former owners deliver to us all permits, certificates and other documents necessary to operate the portion of the landfill associated with the additional capacity. Due to the regulatory requirements, we have determined that it would be unlikely that the required permits and certificates necessary for the issuance of a second special waste disposal permit to Ideal Oilfield Disposal, LLC would be issued within one year. As such, we have presented the $8.5 million contingent consideration liability related to the Ideal Oilfield Disposal, LLC acquisition as "Long-term contingent consideration" in the consolidated balance sheet as of December 31, 2016. We have also agreed to pay the former owners of Ideal certain additional amounts based on future revenues of the landfill, which was determined to be appropriately expensed as revenue is incurred.
Other
In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets described in Note 6, the fair value of our asset groups is determined primarily using the cost and market approaches (Level 3).
Our cost method investment in Underground Solutions Inc. (or "UGSI") was measured at fair value on a nonrecurring basis when deemed necessary, using observable inputs such as trading prices of the stock, as well as using discounted cash flows, incorporating adjusted available market discount rate information and our estimates for liquidity risk. UGSI experienced an ownership change during the year ended December 31, 2016, which is discussed in further detail in Note 19.

Note 11 - Derivative Warrants

On April 15, 2016, we closed our Exchange Offer relating to our 2018 Notes as part of the Restructuring, which included delivering to tendering holders of the 2018 Notes a pro rata share of warrants to purchase 10% of our then-outstanding common stock at an exercise price of $0.01 per share (the "Exchange Warrants"). Additionally, we entered into a warrant agreement with the lenders under the new Term Loan, pursuant to which, as a commitment fee for entering into the Term Loan, the Term Loan Lenders received warrants to purchase up to 5% of our then-outstanding common stock at an exercise price of $0.01 per share (the "Term Loan Warrants"). The Exchange Warrants and the Term Loan Warrants (collectively, the "Warrants") contain anti-dilution provisions which adjust the number of shares issuable upon exercise thereof in certain circumstances, including adjustments intended to preserve the proportion of outstanding common stock into which such Warrants are exercisable after giving effect to the Johnsrud Note Conversion and the issuance of shares of common stock in connection with the failure to consummate the planned equity rights offering by November 15, 2016.
After giving effect to the anti-dilution adjustments following the Johnsrud Note Conversion and the issuance of common stock in connection with our election not to consummate the planned equity rights offering by November 15, 2016, a total of 26.4 million Warrants were issued during the year ended December 31, 2016, with 17.5 million Warrants for the exchange of 2018 Notes for new 2021 Notes, 0.1 million Warrants for the exchange of 2018 Notes for common stock, and 8.8 million Warrants for the Term Loan lenders. All Warrants were issued with an exercise price of $0.01 and have a term of ten years.
The following table shows the Warrant activity for the year ended December 31, 2016:

Number of Warrants
Outstanding as of December 31, 2015	—
Issued	26,400
Exercised	(1,117)
Outstanding as of December 31, 2016	25,283
We accounted for Warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity's own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity's own stock and (ii) classified in the shareholders' equity section of the entity's balance sheet. We determined that the Warrants were ineligible for equity classification due to the anti-dilution provisions set forth therein and describe above. As such, the Warrants have been recorded as derivative liabilities at fair value on the "Derivative warrant liability" line in the consolidated balance sheet as of December 31, 2016. The Warrants are classified as a current liability in the consolidated balance sheet as they can be exercised by the holders at any time.
As discussed previously in Note 10, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in "Other income, net" in the condensed consolidated statement of operations.
The fair value of the derivative warrant liability was estimated using the following model inputs:

	Period Ended	At Issuance
	December 31, 2016	April 15, 2016
Exercise price	$0.01	$0.01
Closing stock price	$0.18	$0.37
Risk free rate	2.40%	0.21%
Expected volatility	79.5%	242.0%

Note 12 - Equity

Equity Transactions Related to Restructuring in 2016

In connection with our debt restructuring, which is discussed in further detail in Note 9, at the May 20, 2016 Special Meeting of Shareholders, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock, par value $0.001 per share, from 50 million to 350 million. The increase in our authorized shares of common stock provided us with sufficient common share capacity to issue shares of common stock in connection with our debt restructuring transactions. As previously discussed in the "Exchange Offer, 2018 Notes and 2021 Notes" section of Note 9, a total of 101,071,875 shares of common stock were issued in connection with the Exchange Offer, with 2,837,500 to tendering holders electing to exchange their 2018 Notes for common stock, and 98,234,375 for the Johnsrud Note Conversion.

Rights Offering in 2016

As a result of our ongoing restructuring discussions with creditors and the potential that any bankruptcy filing could substantially reduce the value of, or even completely eliminate, shares purchased in a rights offering, we elected not to proceed with the planned equity rights offering (the "Rights Offering"), in which all holders of our common stock would have been granted the right to participate. If it had been executed, each shareholder who participated in the Rights Offering would have had the right to subscribe for a pro-rata share of $5.0 million of common stock exercisable at a 20% discount to the Conversion Price (or $0.256). Mr. Johnsrud agreed to backstop the Rights Offering by committing to purchase rights that were not exercised by other shareholders in order to ensure that the Company received the additional liquidity, in exchange for a backstop fee of 5% payable in the form of additional common stock issued at $0.32 per share. On April 15, 2016, the Company and Mr. Johnsrud entered into an Escrow Agreement, pursuant to which Mr. Johnsrud deposited $5.0 million into an escrow account for the purpose of securing Mr. Johnsrud’s backstop obligations under the Rights Offering.

On July 29, 2016, the Company and Mr. Johnsrud entered into an amendment to the Escrow Agreement, pursuant to which the Company and Mr. Johnsrud agreed to an irrevocable early release of the $5.0 million in escrow securing the backstop obligation, which was used to pay down the ABL Facility. In exchange for the release of the $5.0 million, we deposited into an escrow account 20,312,500 shares of our common stock, which represented 19.5 million shares underlying the subscription rights to be distributed in the Rights Offering and the 0.8 million shares to be provided to Mr. Johnsrud for the backstop fee. Pursuant to the amendment to the Escrow Agreement, the 20,312,500 shares of common stock held in escrow would be released to Mr. Johnsrud upon completion of the Rights Offering or the occurrence of other specified events, including failure to consummate the Rights Offering by November 15, 2016. As we did not consummate the Rights Offering by November 15, 2016, the 20,312,500 shares of common stock in escrow were released to Mr. Johnsrud on November 28, 2016 in consideration for the $5.0 million previously deposited into the escrow account.
Other Common Stock Issuances in 2016, 2015 and 2014
During the year ended December 31, 2016, we also issued common stock for our share-based compensation program and our ESPP plan which is discussed further in Note 14. Additionally, common stock was issued as a result of certain debtholders exercising the Warrants received in connection with the Exchange Offer during the year ended December 31, 2016. (See Note 11 "Derivative Warrants" for further discussion.)
The only issuances of common stock during the year ended December 31, 2015 related to share-based compensation and our ESPP, as well as our match on our employee benefit plan discussed in Note 18.
Common stock issuances during the year ended December 31, 2014 included share-based compensation, our ESPP plan, and our employee benefit plan, as well as common stock issued for settlements as described below.

•
On March 14, 2014, we issued approximately 0.2 million shares of common stock to the former shareholders of Complete Vacuum and Rentals, Inc. (or "CVRI") under the terms of a February 2014 settlement agreement and release, which resolved certain previous disputes regarding additional consideration due by us and indemnification obligations of the former shareholders of CVRI.

•	On July 2, 2014, we issued approximately 0.3 million shares of common stock in connection with the settlement of the 2010 Class Action litigation.

•	On August 27, 2014, we issued an additional 0.5 million shares of common stock in connection with the settlement of the 2010 Class Action litigation.

Preferred Stock
We are authorized to issue 1.0 million shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2016 and 2015, no shares of preferred stock were outstanding.
Note 13 - Earnings Per Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the years ended December 31, 2016, 2015 and 2014, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per share ("EPS") from continuing operations because the inclusion of such shares would be antidilutive based on the net losses from continuing operations reported for those periods. As of December 31, 2016 there were approximately 25.9 million potentially dilutive shares of common stock underlying stock options, restricted stock, and warrants that were excluded from the computation of diluted EPS. Additionally, for the years ended December 31, 2016, 2015 and 2014, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.
For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of December 31, 2016, there were no contingently returnable shares. As of December 31, 2015 and 2014 contingently returnable shares of approximately 0.3 million and 0.3 million shares, respectively, were excluded from the computation of basic EPS as these shares were subject to sellers’ indemnification obligations and were being held in escrow.
The following table presents the calculation of basic and diluted net loss per common share:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Loss from continuing operations	$(167,621)	$(195,167)	$(457,178)
Loss from discontinued operations	(1,235)	(287)	(58,426)
Net loss attributable to common stockholders	$(168,856)	$(195,454)	$(515,604)

Denominator:
Weighted average shares—basic	90,979	27,681	26,090
Common stock equivalents	—	—	—
Weighted average shares—diluted	90,979	27,681	26,090

Basic and diluted loss per common share from continuing operations	$(1.84)	$(7.05)	$(17.52)
Basic and diluted loss per common share from discontinued operations	(0.01)	(0.01)	(2.24)
Net loss per basic and diluted common share	$(1.85)	$(7.06)	$(19.76)

Antidilutive stock-based awards excluded	367	799	230
Note 14 - Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions 2009 Equity Incentive Plan (as amended, the “2009 Plan”). As of December 31, 2016, grants of stock-based awards representing approximately 0.6 million shares of common stock were outstanding under the 2009 Plan, and approximately 2.0 million of additional stock-based awards may be issued under the 2009 Plan.

Share-based Compensation Expense
The total share-based compensation expense, net of forfeitures, included in "General and administrative expenses" recognized in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2016	2015	2014
Stock options	$213	$536	$835
Restricted stock	412	428	766
Restricted stock units	500	1,357	1,370
Total share-based compensation expense	$1,125	$2,321	$2,971
There was no income tax expense or benefit related to share-based compensation recognized in the consolidated statement of operations for the years ended December 31, 2016, 2015 or 2014. At December 31, 2016, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $0.4 million and is expected to be recognized over a weighted average period of 1.0 years.
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
There were no stock options granted during the year ended December 31, 2016. The assumptions used to estimate the fair value of stock options granted in the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Volatility	55.3%	48.7%
Expected term (years)	8.0	8.0
Risk free interest rate	1.8%	2.4%
Expected dividend yield	—%	—%
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

Stock Options
Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. A summary of stock option activity during 2016, 2015 and 2014 is presented below:

Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
December 31, 2013	316		$39.40
Granted	16		$16.14
Exercised	—		$—
Forfeited, canceled, or expired	(100)		$33.46
December 31, 2014	232		$40.30	7.2	$—
Exercisable at December 31, 2014		102	$45.82	5.9	$—
Granted	736		$5.29
Exercised	—		$—
Forfeited, canceled, or expired	(145)		$28.06
December 31, 2015	823		$11.16	8.6	$—
Exercisable at December 31, 2015		92	$40.63	5.3	$—
Granted	—		$—
Exercised	—		$—
Forfeited, canceled, or expired	(456)		$7.58
December 31, 2016	367		$13.55	7.2	$—
Exercisable at December 31, 2016		185	$21.24	6.3	$—
Restricted Stock Awards
Shares of restricted stock awards generally vest over a two or three year service period from the date of grant. A summary of non-vested restricted stock award activity during 2016, 2015 and 2014 is presented below:

Non-Vested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	93	$35.64
Granted	65	$7.92
Vested	(87)	$33.96
Forfeited	(5)	$39.90
Non-vested at December 31, 2014	66	$9.78
Granted	420	$1.25
Vested	(39)	$10.23
Forfeited	—	$—
Non-vested at December 31, 2015	447	$1.73
Granted	—	$—
Vested	(236)	$2.00
Forfeited	(1)	$41.50
Non-vested at December 31, 2016	210	$1.25
The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014, was approximately $0.5 million, $0.4 million and $0.5 million, respectively.
Restricted Stock Units
Shares of restricted stock units generally vest over a two or three year service period from the date of grant. Certain restricted stock units are subject to a performance condition established at the date of grant. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period.

A summary of non-vested restricted stock unit activity during 2016, 2015 and 2014 is presented below:

Non-Vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	56	$35.64
Granted	296	$14.90
Vested	(26)	$16.05
Forfeited	(78)	$18.19
Non-vested at December 31, 2014	248	$18.42
Granted	164	$3.54
Vested	(123)	$20.00
Forfeited	(29)	$10.94
Non-vested at December 31, 2015	260	$8.04
Granted	1	$0.30
Vested	(71)	$11.69
Forfeited	(151)	$4.81
Non-vested at December 31, 2016	39	$13.93
The total fair value of units vested during the years ended December 31, 2016, 2015 and 2014 was approximately $0.8 million, $2.5 million and $0.4 million, respectively.
Employee Stock Purchase Plan
Effective September 1, 2013, we established a noncompensatory employee stock purchase plan (“ESPP”) which permits all regular full-time employees and employees who work part time over 20 hours per week to purchase shares of our common stock at a five percent discount. Annual employee contributions are limited to twenty-five thousand dollars, are voluntary and made through a bi-weekly payroll deduction. Due to low employee participation in the plan, we suspended our ESPP effective July 1, 2016. We may choose to reinstate or terminate the ESPP at a later date.
Note 15 - Income Taxes
The following table shows the components of the income tax expense (benefit) for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Current income tax expense (benefit):
Federal	$477	$(137)	$—
State	105	21	178
Total Current	582	(116)	178
Deferred income tax expense (benefit):
Federal	217	115	(8,589)
State	8	(116)	(4,052)
Total Deferred	225	(1)	(12,641)
Total income tax expense (benefit) from continuing operations	$807	$(117)	$(12,463)

A reconciliation of the income tax (expense) benefit and the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal income tax benefit at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.3%	0.9%	1.3%
Compensation	(0.2)%	(0.6)%	(0.2)%
Change in fair value of contingent consideration	—%	—%	0.1%
Impairment of Goodwill	—%	(18.8)%	(19.0)%
Change in valuation allowance	(38.7)%	(16.4)%	(14.1)%
Other	0.1%	(0.1)%	(0.4)%
(Expense) benefit for income taxes	(0.5)%	0.0%	2.7%
Significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Reserves	$1,604	$1,461
Deferred financing costs	530	—
Net operating losses	123,382	154,007
Federal credit carryover	477	—
Equity based compensation	624	602
Long-term debt	74,412	—
Intangible asset and goodwill	16,781	18,815
Capital loss carry forward	67,766	68,157
Other	6,360	7,902
Total	291,936	250,944
Less: Valuation allowance	(236,080)	(171,720)
Total deferred tax assets	55,856	79,224
Deferred tax liabilities:
Fixed assets	(55,649)	(77,470)
Deferred financing costs	—	(1,433)
Other	(702)	(591)
Total deferred tax liabilities	(56,351)	(79,494)
Net deferred tax liability	$(495)	$(270)
As of December 31, 2016, we had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $316.8 million, which expire in 2031 through 2035, state NOL carryforwards of approximately $282.2 million, which expire in 2017 through 2036, federal alternative minimum tax credits of $0.5 million, which do not expire, and capital loss carryforwards of approximately $185.2 million, which begin to expire in 2019. Pursuant to United States Internal Revenue Code Section 382, if we undergo an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. We have determined that an ownership change occurred on April 15, 2016 as a result of the Exchange Offer described in Note 9. The limitation under Section 382 may result in federal NOLs expiring unused. Subject to the impact of those rules as a result of past or future restructuring transactions, we may be unable to use a significant portion of our NOLs to offset future taxable income.
As required by GAAP, we assess the recoverability of our deferred tax assets on a regular basis and record a valuation allowance for any such assets where recoverability is determined to be not more likely than not. As a result of our continued losses, we determined that our deferred tax liabilities (excluding deferred tax liabilities included in discontinued operations)

were not sufficient to fully realize our deferred tax assets prior to the expiration of our NOLs, and accordingly, a valuation allowance continues to be required to be recorded against our deferred tax assets. As such, we have recorded an increase of approximately $64.4 million to our valuation allowance during the year ended December 31, 2016. The increase in the valuation allowance during 2016 primarily relates to the deferred tax asset resulting from the cancellation of debt income recognized for income tax purposes. As a result of the Exchange Offer described in Note 9, we realized $211.8 million of cancellation of debt income, of which $65.1 million was excluded from income due to an insolvency exception and $146.7 million was recognized for income tax purposes. We reduced our net operating loss carryforward by the amount of the insolvency exclusion.
A reconciliation of our valuation allowance on deferred tax assets for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$171,720	$70,331
Additions to valuation allowance	64,360	101,389
Valuation allowance release, net	—	—
Balance at end of period	$236,080	$171,720
As of December 31, 2016 and 2015 we did not have any unrecognized tax benefits as the previous unrecognized tax benefits lapsed due to the statute of limitations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest and penalties as of December 31, 2016 and 2015. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We are subject to the following significant taxing jurisdictions: U.S. federal, Pennsylvania, Louisiana, North Dakota, Texas, West Virginia, Arizona, and Oregon. We have had NOLs in various years for federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust NOL carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where we operate. The Company is currently not under income tax examination in any tax jurisdictions.
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities in connection with our compliance with environmental laws and regulations. The consolidated balance sheets at December 31, 2016 and December 31, 2015 included accruals totaling $2.8 million and $0.3 million, respectively, for various environmental matters.

Leases
Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 2016:

Leased equipment	$16,419
Less accumulated depreciation	(11,103)
Leased equipment, net	$5,316
Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2020 at variable interest rates and fixed interest rates, which were approximately 5.11% at December 31, 2016. Capital lease obligations amounted to $7.7 million and $12.3 million, at December 31, 2016 and 2015, respectively.
We also rent transportation equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases and rental contracts amounted to $5.4 million, $6.1 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, future minimum lease payments, by year and in the aggregate, under all noncancelable leases were as follows at:

	Operating Leases	Capital Leases
2017	$3,572	$4,979
2018	2,448	1,788
2019	830	680
2020	724	622
2021	697	—
Thereafter	1,682	—
Total minimum lease payments	$9,953	8,069
Less amount representing executor costs		(46)
Net minimum lease payments		8,023
Less amount representing interest (5.11% at December 31, 2016)		(324)
Present value of net minimum lease payments		$7,699
Asset Retirement Obligations
At December 31, 2016 and 2015, we had approximately $3.1 million and $3.0 million, respectively, of asset retirement obligations related to our disposal wells and landfill which are recorded in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Surety Bonds and Letters of Credits
At December 31, 2016 and 2015, we had surety bonds outstanding of approximately $9.8 million and $9.9 million, respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at December 31, 2016 and 2015, we had outstanding irrevocable letters of credit totaling $4.5 million and $5.2 million, respectively, to support various agreements, leases and insurance policies.
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

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Based on information currently known to our management, we do not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Litigation is inherently unpredictable, however, and it is possible that our financial condition, results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against us.
AWS Arbitration Demand
On April 28, 2015, the holder of the non-controlling interest in AWS issued to us a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by us of certain of our obligations under the operating agreement. We entered into a settlement of this matter with the non-controlling interest holder in June 2015 whereby we purchased the remaining interest in AWS for $4.0 million in cash and a $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019. If we fail to meet the payment terms of this obligation, or if we become insolvent or declare bankruptcy, all remaining outstanding balances on the note payable would become immediately due and payable.  If such an acceleration were to occur, we would request a waiver from the former holder of the non-controlling interest, but there can be no assurance that such waiver would be forthcoming or that we would have sufficient available liquidity to make any required repayment.
Note 18 - Employee Benefit Plans
Effective September 1, 2013, we established a defined contribution 401(k) plan (the "Plan") that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan covers substantially all employees who have met certain eligibility requirements except those employees working less than 25 hours per week. Employees may participate in the Plan on the first day of the first month following 60 days of employment. Historically, we have provided a quarterly match in shares of our common stock equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of each participant’s annual contribution up to an additional 2% of each participant’s annual compensation. Matching contributions to the Plan were $4.4 million for the year ended December 31, 2014. In March 2015, we suspended our matching contribution to the Plan. As a result, matching contributions to the Plan were $0.7 million for the year ended December 31, 2015. There was no matching contribution to the Plan during the year ended December 31, 2016. We may re-establish our matching contribution at any time at our discretion.
Note 19 - Related Party and Affiliated Company Transactions
Related Party Transactions
Mr. Johnsrud was a member of an entity that owned an aircraft used periodically for business-related travel. During the three months ended September 30, 2014, the aircraft was sold to another entity in which Mr. Johnsrud was a member. Reimbursements paid to the entity prior to the sale, in exchange for use of the aircraft, were $0.2 million during the year ended December 31, 2014. During the three months ended September 30, 2014, the foregoing aircraft lease was terminated and replaced with a new aircraft lease with an entity owned and controlled by Mr. Johnsrud under substantially the same economic and other terms. Reimbursements payable to such entity in exchange for use of the aircraft were $0.1 million for the years ended December 31, 2015 and 2014, respectively.
During the three months ended March 31, 2016, the aircraft lease agreement with the entity owned and controlled by Mr. Johnsrud was terminated. Additionally, during the three months ended March 31, 2016, reimbursements payable to the entity in exchange for use of the aircraft, in the aggregate amount of $45 thousand, were paid in full. There were no remaining reimbursements payable to the entity as of March 31, 2016.
Mr. Johnsrud is the sole member of an entity that owns apartment buildings in North Dakota which are rented to certain of our employees at rates that are believed to be equal to or below market rates. We do not pay or indirectly subsidize any portion of these rental payments. However, in certain circumstances, rent payments are collected from the employees through payroll deductions and remitted directly to the entity.
We periodically purchase fresh water for resale to customers from a sole proprietorship owned by Mr. Johnsrud. Our purchases during the years ended December 31, 2016, 2015 and 2014 amounted to $0.1 million, $1.3 million and $0.9 million, respectively. No amounts were due to the sole proprietorship at December 31, 2016 and 2015, respectively.
Mr. Johnsrud is the sole member of an entity that owns land in North Dakota on which five of our saltwater disposal wells are situated. We have agreed to pay the entity a per-barrel royalty fee in exchange for the use of the land, which is consistent with rates charged by non-affiliated third parties under similar arrangements. We paid royalties of approximately $0.1 million, $0.2 million and $0.1 million during years ended December 31, 2016, 2015 and 2014, respectively. There were no royalties payable to the entity as of December 31, 2016, and royalties payable to the entity were less than $0.1 million at December 31, 2015.
During the year ended December 31, 2015 an entity controlled by Mr. Johnsrud purchased on the open market $31.4 million in principal amount of the 2018 Notes. As previously discussed in Note 9, the $31.4 million in principal 2018 Notes held by an entity controlled by Mr. Johnsrud were canceled upon closing of the Exchange Offer in April 2016, and converted to shares of our common stock on May 26, 2016 at the Conversion Price. As a result of the exchange, 98,234,375 shares of common stock were issued to Mr. Johnsrud. Additionally, as discussed previously in Note 12, Mr. Johnsrud agreed to backstop the $5.0 million Rights Offering by committing to purchase rights that were not exercised by other shareholders in order to ensure that the Company received the additional liquidity, in exchange for a backstop fee of 5% payable in the form of additional common stock issued at $0.32 per share. On July 29, 2016, the Company and Mr. Johnsrud entered into an amendment to the Escrow Agreement, pursuant to which the Company and Mr. Johnsrud agreed to an irrevocable early release of the $5.0 million in escrow securing the backstop obligation, which was used to pay down the ABL Facility. As we did not consummate the Rights Offering by November 15, 2016, the 20,312,500 shares in escrow, which represents 19.5 million shares underlying the subscription rights to be distributed in the Rights Offering and the 0.8 million shares to be provided to Mr. Johnsrud for the backstop fee, were released to Mr. Johnsrud on November 28, 2016. See Note 12 for more information on the Rights Offering.
Cost Method Investment - Underground Solutions, Inc.
During 2009, we acquired an approximate 7% investment in Underground Solutions, Inc. (“UGSI”) a supplier of water infrastructure pipeline products, whose chief executive officer, Andrew D. Seidel, was a member of our board of directors. Our interest in UGSI was accounted for as a cost method investment in our consolidated balance sheet and had a cost basis of approximately $3.2 million as of December 31, 2015.

On February 18, 2016, Aegion Corporation (or "Aegion") announced the completion of the acquisition of UGSI, whereby Aegion paid approximately $85.0 million to acquire UGSI. Our total proceeds as a result of the acquisition are approximately $5.2 million. In April of 2016, we received proceeds of $5.0 million, which exceeded our cost basis of approximately $3.2 million. As such during the three months ended June 30, 2016, we recognized a net gain on the sale of approximately $1.7 million, including approximately $0.1 million in costs incurred by us in the closing. During the three months ended September 30, 2016, we received additional proceeds of $53.0 thousand due to adjustments to the final closing working capital statement. There still remains approximately $0.2 million in escrow pending the review of other final closing adjustments and indemnifications. We expect to receive these funds in August 2017, which would increase our net gain on sale by approximately $0.2 million.
Note 20 - Segments
We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. Our business is divided into three operating divisions, which we consider to be operating and reportable segments of our continuing operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville and Eagle Ford Shale areas and (3) the Rocky Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as assets held for sale and certain other corporate assets.

As discussed in Note 7, in March of 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area. As such, revenues and costs associated with revenue generating activities for the MidCon shale area were included in the Southern division for the three months ended March 31, 2015, with minimal or no revenue activity thereafter. As a result of our restructuring in the MidCon, some remaining operating expenses for shut-down activities, as well as depreciation and amortization, neither of which is considered material, have been included in the Southern division for the years ended December 31, 2016 and 2015.

Financial information for our reportable segments related to continuing operations is presented below.

	Northeast	Southern	Rocky Mountain	Corporate/ Other	Total
Year Ended December 31, 2016
Revenue	$36,446	$33,166	$82,564	$—	$152,176
Direct operating expenses	36,673	27,885	65,066	—	129,624
General and administrative expenses	2,632	2,951	5,951	25,479	37,013
Depreciation and amortization	13,446	15,559	31,498	260	60,763
Operating loss	(24,330)	(15,656)	(51,663)	(25,739)	(117,388)
Loss from continuing operations before income taxes	(24,226)	(15,741)	(51,951)	(74,896)	(166,814)
Total assets (a)	46,094	107,350	184,116	5,044	342,604

Year Ended December 31, 2015
Revenue	92,135	68,543	196,021	—	356,699
Direct operating expenses	74,364	58,303	147,214	—	279,881
General and administrative expenses	4,606	4,891	6,824	23,006	39,327
Depreciation and amortization	16,667	18,188	35,043	613	70,511
Operating loss	(3,624)	(19,422)	(97,781)	(24,012)	(144,839)
Loss from continuing operations before income taxes	(4,228)	(19,526)	(97,632)	(73,898)	(195,284)
Total assets (a)	76,472	128,482	263,871	53,794	522,619

Year Ended December 31, 2014
Revenue	95,577	105,935	334,770	—	536,282
Direct operating expenses	78,621	86,987	226,850	—	392,458
General and administrative expenses	9,929	14,233	10,791	24,234	59,187
Depreciation and amortization	15,643	18,321	51,247	669	85,880
Operating loss	(42,447)	(80,491)	(269,813)	(24,903)	(417,654)
Loss from continuing operations before income taxes	(40,608)	(82,440)	(269,954)	(76,639)	(469,641)
(a)    Total assets exclude intercompany receivables eliminated in consolidation.
Note 21 - Discontinued Operations
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

On April 11, 2015, we completed the TFI disposition with Safety-Kleen as contemplated by the previously disclosed purchase agreement. Pursuant to the purchase agreement, $4.3 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement and is captured as "Restricted cash" in our condensed consolidating balance sheet. Any remaining balance in the escrow account was due to be released to us 18 months following the closing date, unless both parties mutually agree to release the remaining balance prior to such date.

Pursuant to the purchase agreement, the purchase price paid at closing was adjusted based upon an estimated working capital adjustment, subject to a post-closing reconciliation, to reflect TFI’s actual working capital (calculated in accordance with the purchase agreement) on the closing date. After giving effect to the indemnity escrow, the estimated working capital adjustment and the payment of transaction fees and other expenses, the amount of net cash proceeds on the closing date was approximately

$74.6 million. The post-closing working capital reconciliation was completed during the year ended December 31, 2016, and as a result we recorded an additional loss on the sale of TFI of $1.3 million, bringing the total loss on sale to $1.5 million. A total of $4.3 million was released from escrow, of which $3.0 million was returned to us and $1.3 million was paid to Safety-Kleen for the post-closing working capital reconciliation and certain indemnification claims.
The definitive agreement for the sale was for an amount that was below the carrying value of TFI's net assets. Based on the definitive agreement with Safety-Kleen, TFI recorded impairment charges of approximately $74.4 million, in the year ended December 31, 2014, reducing the estimated net recoverable value of its net assets to approximately $84.5 million at December 31, 2014. The impairment charges were primarily related to a reductions of goodwill in the amount of $48.0 million, $26.4 million for intangible assets, as well as estimated additional transaction costs related to the sale.
We classified TFI as discontinued operations in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014. The following table provides selected financial information of discontinued operations related to TFI:

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$19,100	$114,382
Income (loss) from discontinued operations before income taxes	$—	$1,171	$(68,258)
Income tax (expense) benefit	—	(265)	9,832
Income (loss) from discontinued operations	$—	$906	$(58,426)
Loss on sale of TFI, net of taxes	(1,235)	(1,193)	—
Loss on discontinued operations, net of income taxes	$(1,235)	$(287)	$(58,426)

Note 22 - Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2016 and 2015 is as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
Revenue	$46,975	$33,978	$35,441	$35,782
Loss from continuing operations	(27,271)	(40,638)	(38,396)	(61,316)
Income (loss) from discontinued operations	55	(1,290)	—	—
Net loss attributable to common stockholders	(27,216)	(41,928)	(38,396)	(61,316)
Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	(0.98)	(0.60)	(0.30)	(0.45)
Basic and diluted loss from discontinued operations	—	(0.02)	—	—
Net loss per basic and diluted common share	$(0.98)	$(0.62)	$(0.30)	$(0.45)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015
Revenue	$119,112	$92,427	$76,528	$68,632
Loss from continuing operations	(11,995)	(20,647)	(128,113)	(34,412)
Loss (income) from discontinued operations	921	(2,089)	350	531
Net loss attributable to common stockholders	(11,074)	(22,736)	(127,763)	(33,881)
Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	(0.44)	(0.75)	(4.61)	(1.24)
Basic and diluted income (loss) from discontinued operations	0.03	(0.08)	0.01	0.02
Net loss per basic and diluted common share	$(0.41)	$(0.83)	$(4.60)	$(1.22)

Note 23 - Subsidiary Guarantors
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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015 and 2014. During the three months ended December 31, 2015, Nuverra Rocky Mountain Pipeline, LLC (or "RMP") was released from all obligations including as guarantor for our debt obligations. However, because RMP's individual results are not material as there are no active contracts for new pipelines, we have not separately presented RMP as a Non-Guarantor, but rather continued to include RMP in the Guarantor Subsidiaries column. These consolidating financial statements have been prepared from our financial information on the same basis of accounting as our consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$913	$81	$—	$994
Restricted cash	475	945	—	1,420
Accounts receivable, net	—	23,795	—	23,795
Other current assets	1,022	5,065	—	6,087
Assets held for sale	—	1,182	—	1,182
Total current assets	2,410	31,068	—	33,478
Property, plant and equipment, net	2,363	291,816	—	294,179
Equity investments	(51,590)	73	51,590	73
Intangible assets, net	—	14,310	—	14,310
Other assets	363,291	94,388	(457,115)	564
Total assets	$316,474	$431,655	$(405,525)	$342,604
LIABILITIES AND EQUITY
Accounts payable	$412	$3,635	$—	$4,047
Accrued liabilities	6,961	11,826	—	18,787
Current contingent consideration	—	—	—	—
Current portion of long-term debt	459,313	6,522	—	465,835
Derivative warrant liability	4,298	—	—	4,298
Total current liabilities	470,984	21,983	—	492,967
Deferred income taxes	(71,645)	72,140	—	495
Long-term debt	—	5,956	—	5,956
Long-term contingent consideration	—	8,500	—	8,500
Other long-term liabilities	86,201	374,666	(457,115)	3,752
Total shareholders' deficit	(169,066)	(51,590)	51,590	(169,066)
Total liabilities and shareholders' deficit	$316,474	$431,655	$(405,525)	$342,604

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$40,660	$(1,351)	$—	$39,309
Restricted cash	4,250	—	—	4,250
Accounts receivable, net	—	42,188	—	42,188
Other current assets	2,654	6,080	—	8,734
Total current assets	47,564	46,917	—	94,481
Property, plant and equipment, net	2,609	403,579	—	406,188
Equity investments	43,542	581	(40,373)	3,750
Intangible assets, net	—	16,867	—	16,867
Other assets	404,620	72,137	(475,424)	1,333
Total assets	$498,335	$540,081	$(515,797)	$522,619
LIABILITIES AND EQUITY
Accounts payable	$172	$6,735	$—	$6,907
Accrued liabilities	13,824	16,019	—	29,843
Current contingent consideration	—	8,628	—	8,628
Current portion of long-term debt	492,671	7,038	—	499,709
Total current liabilities	506,667	38,420	—	545,087
Deferred income taxes	(32,488)	32,758	—	270
Long-term debt	—	11,758	—	11,758
Other long-term liabilities	62,427	416,772	(475,424)	3,775
Total shareholders' deficit	(38,271)	40,373	(40,373)	(38,271)
Total liabilities and shareholders' deficit	$498,335	$540,081	$(515,797)	$522,619

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$152,176	$—	$152,176
Costs and expenses:
Direct operating expenses	—	129,624	—	129,624
General and administrative expenses	25,479	11,534	—	37,013
Depreciation and amortization	260	60,503	—	60,763
Impairment of long-lived assets	—	42,164	—	42,164
Impairment of goodwill	—	—	—	—
Other, net	—	—	—	—
Total costs and expenses	25,739	243,825	—	269,564
Loss from operations	(25,739)	(91,649)	—	(117,388)
Interest expense, net	(53,541)	(989)	—	(54,530)
Other income, net	3,311	752	—	4,063
Loss on extinguishment of debt	(674)	—	—	(674)
(Loss) income from equity investments	(126,597)	(32)	128,344	1,715
(Loss) income from continuing operations before income taxes	(203,240)	(91,918)	128,344	(166,814)
Income tax benefit (expense) (a)	35,619	(36,426)	—	(807)
(Loss) income from continuing operations	(167,621)	(128,344)	128,344	(167,621)
Loss from discontinued operations, net of income taxes	(1,235)	—	—	(1,235)
Net (loss) income attributable to common shareholders	$(168,856)	$(128,344)	$128,344	$(168,856)
(a)    The Parent's tax benefit offsets the tax expense reflected in the Guarantor Subsidiaries.

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$356,699	$—	$356,699
Costs and expenses:
Direct operating expenses	—	279,881	—	279,881
General and administrative expenses	23,006	16,321	—	39,327
Depreciation and amortization	613	69,898	—	70,511
Impairment of long-lived assets	—	—	—	—
Impairment of goodwill	—	104,721	—	104,721
Other, net	393	6,705	—	7,098
Total costs and expenses	24,012	477,526	—	501,538
Loss from operations	(24,012)	(120,827)	—	(144,839)
Interest expense, net	(47,741)	(1,453)	—	(49,194)
Other income, net	—	958	—	958
Loss on extinguishment of debt	(2,145)	—	—	(2,145)
(Loss) income from equity investments	(130,855)	(64)	130,855	(64)
(Loss) income from continuing operations before income taxes	(204,753)	(121,386)	130,855	(195,284)
Income tax benefit (expense)	9,586	(9,469)	—	117
(Loss) income from continuing operations	(195,167)	(130,855)	130,855	(195,167)
Loss from discontinued operations, net of income taxes	(287)	—	—	(287)
Net (loss) income attributable to common shareholders	$(195,454)	$(130,855)	$130,855	$(195,454)

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$536,282	$—	$536,282
Costs and expenses:
Direct operating expenses	—	392,458	—	392,458
General and administrative expenses	24,234	34,953	—	59,187
Depreciation and amortization	669	85,211	—	85,880
Impairment of long-lived assets	—	112,436	—	112,436
Impairment of goodwill	—	303,975	—	303,975
Other, net	—	—	—	—
Total costs and expenses	24,903	929,033	—	953,936
Loss from operations	(24,903)	(392,751)	—	(417,654)
Interest expense, net	(48,559)	(2,358)	—	(50,917)
Other income, net	—	2,113	—	2,113
Loss on extinguishment of debt	(3,177)	—	—	(3,177)
(Loss) income from equity investments	(439,418)	(6)	439,418	(6)
(Loss) income from continuing operations before income taxes	(516,057)	(393,002)	439,418	(469,641)
Income tax benefit	453	12,010	—	12,463
(Loss) income from continuing operations	(515,604)	(380,992)	439,418	(457,178)
Loss from discontinued operations, net of income taxes	—	(58,426)	—	(58,426)
Net (loss) income attributable to common shareholders	$(515,604)	$(439,418)	$439,418	$(515,604)

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities from continuing operations	$(28,392)	$2,141	$(26,251)
Net cash used in operating activities from discontinued operations	—	—	—
Net cash used in operating activities	(28,392)	2,141	(26,251)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	27	10,669	10,696
Purchase of property, plant and equipment	—	(3,826)	(3,826)
Proceeds from the sale of UGSI	5,032	—	5,032
Change in restricted cash	3,775	(945)	2,830
Net cash provided by investing activities from continuing operations	8,834	5,898	14,732
Net cash used in investing activities from discontinued operations	—	—	—
Net cash provided by investing activities	8,834	5,898	14,732
Cash flows from financing activities:
Proceeds from revolving credit facility	154,514	—	154,514
Payments on revolving credit facility	(233,667)	—	(233,667)
Proceeds from term loan	55,000	—	55,000
Payments for debt issuance costs	(1,029)	—	(1,029)
Issuance of stock	5,000	—	5,000
Payments on vehicle financing and other financing activities	(7)	(6,607)	(6,614)
Net cash used in financing activities from continuing operations	(20,189)	(6,607)	(26,796)
Net cash used in financing activities from discontinued operations	—	—	—
Net cash used in financing activities	(20,189)	(6,607)	(26,796)
Net (decrease) increase in cash	(39,747)	1,432	(38,315)
Cash and cash equivalents - beginning of year	40,660	(1,351)	39,309
Cash and cash equivalents - end of year	913	81	994
Less: cash and cash equivalents of discontinued operations - end of year	—	—	—
Cash and cash equivalents of continuing operations - end of year	$913	$81	$994

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$33,977	$15,850	$49,827
Net cash used in operating activities from discontinued operations	—	(708)	(708)
Net cash provided by operating activities	33,977	15,142	49,119
Cash flows from investing activities:
Proceeds from the sale of TFI	78,897	—	78,897
Proceeds from the sale of property and equipment	255	12,477	12,732
Purchase of property, plant and equipment	—	(19,201)	(19,201)
Change in restricted cash	(4,250)	—	(4,250)
Net cash provided by (used in) investing activities from continuing operations	74,902	(6,724)	68,178
Net cash used in investing activities from discontinued operations	—	(181)	(181)
Net cash provided by (used in) investing activities	74,902	(6,905)	67,997
Cash flows from financing activities:
Payments on revolving credit facility	(81,647)	—	(81,647)
Payments for debt issuance costs	(225)	—	(225)
Payments on vehicle financing and other financing activities	(148)	(11,098)	(11,246)
Net cash used in financing activities from continuing operations	(82,020)	(11,098)	(93,118)
Net cash used in financing activities from discontinued operations	—	(105)	(105)
Net cash used in financing activities	(82,020)	(11,203)	(93,223)
Net increase (decrease) in cash	26,859	(2,966)	23,893
Cash and cash equivalents - beginning of year	13,801	1,615	15,416
Cash and cash equivalents - end of year	40,660	(1,351)	39,309
Less: cash and cash equivalents of discontinued operations - end of year	—	—	—
Cash and cash equivalents of continuing operations - end of year	$40,660	$(1,351)	$39,309

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(27,860)	$45,236	$17,376
Net cash provided by operating activities from discontinued operations	—	3,966	3,966
Net cash (used in) provided by operating activities	(27,860)	49,202	21,342
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	10,192	10,192
Purchase of property, plant and equipment	(1,228)	(54,503)	(55,731)
Net cash used in investing activities from continuing operations	(1,228)	(44,311)	(45,539)
Net cash used in investing activities from discontinued operations	—	(2,451)	(2,451)
Net cash used in investing activities	(1,228)	(46,762)	(47,990)
Cash flows from financing activities:
Proceeds from revolving credit facility	107,725	—	107,725
Payments on revolving credit facility	(67,500)	—	(67,500)
Payments for debt issuance costs	(1,030)	—	(1,030)
Payments on vehicle financing and other financing activities	(145)	(6,303)	(6,448)
Net cash provided by (used in) financing activities from continuing operations	39,050	(6,303)	32,747
Net cash provided by financing activities from discontinued operations	—	105	105
Net cash provided by (used in) financing activities	39,050	(6,198)	32,852
Net increase (decrease) in cash	9,962	(3,758)	6,204
Cash and cash equivalents - beginning of year	3,839	5,373	9,212
Cash and cash equivalents - end of year	13,801	1,615	15,416
Less: cash and cash equivalents of discontinued operations - end of year	—	(2,049)	(2,049)
Cash and cash equivalents of continuing operations - end of year	$13,801	$(434)	$13,367

Note 24 - Subsequent Events

Restructuring Support Agreement

On April 9, 2017, the Company and its subsidiaries (collectively, the "Nuverra Parties") entered into the Restructuring Support Agreement with the Supporting Noteholders. Under the Restructuring Support Agreement, the Supporting Noteholders have agreed, subject to certain terms and conditions, to support the Restructuring pursuant to the prepackaged Plan to be filed in a case commenced under chapter 11 of the United States Bankruptcy Code. The Nuverra Parties expect to commence a solicitation of votes for the Plan no later than April 20, 2017 and expect to commence the chapter 11 cases on or before April 24, 2017.

The Plan will be based on the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement (the “Term Sheet”) which includes:

•
debtor in possession financing (the “DIP Facilities”), consisting of a super-priority, secured, debtor-in-possession revolving credit facility (the “DIP Revolving Facility”) provided by the lenders under the Company’s ABL Facility and a super-priority, secured, debtor-in-possession term loan facility (the “DIP Term Loan”) provided by the one or more of the lenders under the Company’s Term Loan;

•
a rights offering (the “Rights Offering”) in connection with the consummation of the Restructuring, pursuant to which the Company will distribute freely transferrable rights (the “Rights”) to permit the holders thereof to acquire, in the aggregate, $150.0 million of newly issued common stock of the reorganized company at an enterprise valuation of $400.0 million (the “Plan Value”);

•
exit financing, to the extent necessary after the Rights Offering, to fund required disbursements under the Plan, through a new first lien, senior secured exit facility in the form of an asset backed revolver, term loan or combination thereof;

•	cash payment in full of all administrative expense claims, priority tax claims, priority claims, DIP Revolving Facility claims, and ABL Facility claims;

•
satisfaction in full of all DIP Term Loan claims and Term Loan claims (collectively, the “Term Loan Claims”) as follows: (i) by converting the first $75.0 million of Term Loan Claims to newly issued common stock of the reorganized company at Plan Value, subject to dilution by a new management incentive plan, the Rights Offering, and the conversion of the remainder of the Term Loan Claims, and (ii) the remaining Term Loan Claims, if any, to be paid in cash from the proceeds of the Rights Offering in excess of $50.0 million after repayment of the ABL Facility claims and other expenses, with any remaining balance thereafter to be converted to newly issued common stock of the reorganized company at Plan Value (subject to dilution);

•
receipt by the holders of the 2021 Notes, in full satisfaction of their claims, (a) their pro rata share of 99.75% of the reorganized company’s newly issued common stock, subject to dilution by a new management incentive plan, the Rights Offering, and the conversion of the Term Loan Claims, and (b) 50.0% of the Rights (which will be exercisable for up to two years following the completion of the Restructuring);

•
receipt by the holders of the 2018 Notes in full satisfaction of their claims of (a) their pro rata share of up to 0.25% of the reorganized company’s newly issued common stock, subject to dilution by a new management incentive plan, the Rights Offering, and the conversion of the Term Loan Claims, and (b) a portion of 50.0% of the Rights to be determined by the Nuverra Parties (which will be exercisable prior to the completion of the Restructuring);

•
existing equity interests shall receive no distribution; provided however that, subject to agreement among the Supporting Noteholders and the Nuverra Parties, existing equity holders may receive a portion of the Rights;

•	payment of all undisputed customer, employee, vendor or other trade obligations; and

•	continuation as a public reporting company under the Securities Exchange Act of 1934 and best efforts to have the new common stock listed on the New York Stock Exchange.

In accordance with the Restructuring Support Agreement, the Supporting Noteholders agreed, among other things, to: (i) provide interim financing to the Nuverra Parties in the aggregate amount of $9.1 million until the filing of the chapter 11 cases; (ii) support and take all necessary actions in furtherance of the Restructuring; (iii) vote all of its claims against Nuverra in favor of the Plan; (iv) not direct or take any action inconsistent with the Plan or the Supporting Noteholders obligations; (v) not take any action that would, or is intended to in any material respect, interfere with, delay, or postpone the consummation of the Restructuring; and (vi) not transfer claims held by each Supporting Noteholder except with respect to limited and customary exceptions, generally requiring any transferee to become party to the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Nuverra parties agreed, among other things, to: (i) use its best efforts to launch the solicitation of votes to approve the Plan, file the Plan, and seek confirmation of the Plan; (ii) use its best efforts to obtain orders from the bankruptcy court regarding the Restructuring; (iii) act in good faith and use its best efforts to support and complete the transactions contemplated in the Term Sheet; (iv) use its best efforts to obtain all required regulatory approvals and third-party approvals of the Restructuring; (v) not take any actions inconsistent with the Restructuring Support Agreement, Term Sheet, DIP Facilities, and the Plan; (vi) operate its business in the ordinary course consistent with past practice and preserve its businesses and assets; and (vii) support and take all actions that are necessary and appropriate to facilitate the confirmation of the Plan and the consummation of the Restructuring.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the solicitation of votes to approve the Plan, commencement of the chapter 11 cases, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to the DIP Facilities.

Term Loan Credit Agreement Amendments

Fifth Amendment to Term Loan

On April 3, 2017 (the “Effective Date”), we entered into a Fifth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Fifth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Agent, Wells Fargo Bank, National Association, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $58.1 million to $59.2 million (the “Fifth Amendment Additional Term Commitment”) and amending the EBITDA financial maintenance covenant.

Pursuant to the Fifth Term Loan Agreement Amendment, we are required to use the net cash proceeds of the Additional Term Commitment of $1.1 million to pay the fees, costs and expenses incurred in connection with the Fifth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes.

As a condition to the effectiveness of the Fifth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under our ABL Facility providing that the agent under the ABL Facility would not exercise any remedies with respect to the Additional Term Commitment deposited in the our Master Account (as defined in the ABL Facility). In addition, we received a waiver of certain events of default under the Term Loan Agreement arising from the inclusion of a going concern qualification from our registered public accounting firm, breach of the EBITDA financial maintenance covenant, and cross-default arising from the default under our ABL Facility.

The Fifth Term Loan Agreement Amendment requires us to (i) on or before April 7, 2017, enter into a restructuring support agreement and other documentation required by the Term Loan Lenders in connection with the restructuring of the indebtedness of the Company and its subsidiaries; (ii) appoint Robert D. Albergotti as the Chief Restructuring Officer to the Company; and (iii) within five days of Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under the our ABL Facility and to pay all premiums for such title policies.

Sixth Amendment to Term Loan

On April 6, 2017 (the "Sixth Amendment Effective Date"), we entered into a Sixth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Sixth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $59.2 million to $60.3 million (the “Sixth Amendment Additional Term Commitment”).

Pursuant to the Sixth Term Loan Agreement Amendment, we are required to use a portion of the net cash proceeds of the Sixth Amendment Additional Term Commitment of $1.0 million to pay the fees, costs and expenses incurred in connection with the Sixth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes. We intend to use the additional liquidity provided by the Sixth Amendment Additional Term Commitment to fund our business operations until the filing of the Plan.

As a condition to the effectiveness of the Sixth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under the ABL Facility providing, among other things, that the agent under the ABL Facility would not exercise any remedies with respect to the Sixth Amendment Additional Term Commitment deposited in our Master Account.

The Sixth Term Loan Agreement Amendment requires us, among other things, to (i) on or before April 7, 2017, enter into the Restructuring Support Agreement and other documentation requested by the Term Loan Lenders in connection with the Restructuring; and (ii) within 5 days of Sixth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums for such title policies.

Seventh Amendment to Term Loan

On April 10, 2017 (the "Seventh Amendment Effective Date"), we entered into a Seventh Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Seventh Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $60.3 million to $65.8 million (the “Seventh Amendment Additional Term Commitment”). The Seventh Amendment Additional Term Commitment is in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Seventh Term Loan Agreement Amendment, we are required to use a portion of the net cash proceeds of the Seventh Amendment Additional Term Commitment of $5.0 million to pay the fees, costs and expenses incurred in connection with the Seventh Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes. We intend to use the additional liquidity provided by the Seventh Amendment Additional Term Commitment to fund our business operations until the filing of the Plan.

As a condition to the effectiveness of the Seventh Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under the ABL Facility providing, among other things, that the agent under the ABL Facility would not exercise any remedies with respect to the Seventh Amendment Additional Term Commitment deposited in the our Master Account, subject to the terms of such letter agreement.

The Seventh Term Loan Agreement Amendment requires us, among other things, to (i) comply with the terms and conditions of the Restructuring Support Agreement; and (ii) within 5 days of Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums for such title policies.

Letter Agreements Regarding Additional Term Loan Commitments

Fifth Amendment Letter Agreement

On April 3, 2017, in connection with the Term Loan Agreement Amendment, we and Wells Fargo Bank, National Association, as Administrative Agent ("Wells Fargo") entered into a letter agreement regarding the Additional Term Commitment (the “Fifth Amendment Letter Agreement”). Pursuant to the Fifth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Additional Term Commitment or any additional Term Loans that are deposited in our Master Account. In addition, the Fifth Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Additional Term Commitment, such Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Sixth Amendment Letter Agreement

On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Sixth Amendment Additional Term Commitment (the “Sixth Amendment Letter Agreement”). Pursuant to the Sixth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Sixth Amendment Additional Term Commitment that are deposited in our Master Account. In addition, the Sixth Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Sixth Amendment Additional Term Commitment, such Sixth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Seventh Amendment Letter Agreement

On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Seventh Amendment Additional Term Commitment (the “Seventh Amendment Letter Agreement”). Pursuant to the Seventh Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Seventh Amendment Additional Term Commitment that are deposited in our Master Account. In addition, the Seventh Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Seventh Amendment Additional Term Commitment, such Seventh Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Intercreditor Agreement Amendments

Third Intercreditor Agreement Amendments

On April 3, 2017, in connection with the Fifth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 3 to Intercreditor Agreement (the “Pari Passu Intercreditor Agreement Amendment”), dated April 3, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as pari passu collateral agent, Wells Fargo, as administrative agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement. On April 3, 2017, in connection with the Fifth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 3 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Amendment”), dated April 3, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as administrative agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as collateral agent under the indenture governing our 2021 Notes. The Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Amendment permit the Additional Term Commitment by amending the Term Loan Cap (as defined therein) to increase it from $63.9 million to $65.1 million. The Term Loan Cap is higher than the commitment under the Term Loan, as it includes, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Fourth Intercreditor Agreement Amendments

On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 4 to Intercreditor Agreement (the “Fourth Pari Passu Intercreditor Agreement Amendment”), dated April 6, 2017 by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Pari Passu Intercreditor Agreement. On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment,we acknowledged and agreed to the terms and conditions under Amendment No. 4 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Fourth Amendment”), dated April 6, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Second Lien Intercreditor Agreement. The Fourth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Fourth Amendment permit the Sixth Amendment Additional Term Commitment by amending the Term Loan Cap to increase it from $65.1 million to $66.3 million. The Term Loan Cap is higher than the commitment under the Term Loan, as it includes, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Fifth Intercreditor Agreement Amendments

On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 5 to Intercreditor Agreement (the “Fifth Pari Passu Intercreditor Agreement Amendment”), dated April 7, 2017 by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Pari Passu Intercreditor Agreement. On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 5 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Fifth Amendment”), dated April 7, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Second Lien Intercreditor Agreement. The Fifth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Fifth Amendment permit the Seventh Amendment Additional Term Commitment by amending the Term Loan Cap to increase it from to $66.3 million to $72.4 million. The Term Loan Cap is higher than the commitment under the Term Loan, as it includes, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

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

3.1	E
Fifth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016).

3.2		Amended and Restated Bylaws (incorporated herein by reference to Amendment No. 4 to Heckmann Corporation’s Registration Statement on Form S-1 filed with the SEC on October 26, 2007).

3.2	A	First Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2A to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

3.2	B	Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2011).

4.1		Specimen Common Stock Certificate.

Exhibit Number		Description
4.2
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

4.3	A
First Supplemental Indenture, dated as of April 10, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.3	B
Second Supplemental Indenture, dated as of September 19, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1B to Heckmann Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 9, 2012).

4.3	C
Third Supplemental Indenture, dated as of November 30, 2012, among Heckmann Corporation, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2C to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

4.4
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

4.5
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

4.5	A
Joinder Agreement to the Registration Rights Agreement, dated November 30, 2012, among Badlands Power Fuels, LLC (Delaware), Badlands Power Fuels, LLC (North Dakota), Landtech Enterprises, L.L.C. and Badlands Leasing, LLC (incorporated herein by reference to Exhibit 4.3A to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

4.6		Nuverra 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2013).

4.7
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

4.7	A
Amendment No. 1 to Intercreditor Agreement, dated November 14, 2016, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016).

4.8
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

4.8	A
Amendment No. 1 to Intercreditor Agreement, dated November 14, 2016, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016).

Exhibit Number		Description
4.9
Warrant Agreement (Exchange), dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., Mark D. Johnsrud, and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

4.10
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

10.1	I
Consent and Fifth Amendment to Amended and Restated Credit Agreement, dated March 10, 2016, by and among Wells Fargo Bank, National Association, the Lenders named therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

Exhibit Number			Description
10.1	J
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

10.1	K
Sixth Amendment to Amended and Restated Credit Agreement, dated March 24, 2016, by and among Wells Fargo Bank, National Association, the Lenders named therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2016).

10.1	L
Seventh Amendment to Amended and Restated Credit Agreement, dated April 15, 2016, by and among Wells Fargo Bank, National Association, the lenders named therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.1	M
Eighth Amendment to Amended and Restated Credit Agreement, dated as of June 29, 2016, by and among the Agent, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.1	N
Ninth Amendment to Amended and Restated Credit Agreement, dated as of August 5, 2016, by and among the Agent, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016).

10.1	O
Tenth Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2016, by and among the Agent, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).

10.1	P
Eleventh Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2016, by and among the Agent, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2016).

10.1	Q
Twelfth Amendment to Amended and Restated Credit Agreement, dated as of November 4, 2016, by and among the Agent, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2016).

10.1	R
Thirteenth Amendment to Amended and Restated Credit Agreement, dated November 14, 2016, by and among Wells Fargo, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016).

10.1	S
Fourteenth Amendment to Amended and Restated Credit Agreement, dated December 16, 2016, by and among Wells Fargo, the Lenders, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016).

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

Exhibit Number				Description
10.4	A	†
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

10.7	†
Employment Agreement, dated February 5, 2016, between Nuverra Environmental Solutions, Inc. and Joseph M. Crabb (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016).

10.7	*	A	†	First Amendment to Employment Agreement, dated December 23, 2016, between Nuverra Environmental Solutions, Inc. and Joseph M. Crabb.

10.8
Restructuring and Support Agreement, dated March 11, 2016, by and among Nuverra Environmental Solutions, Inc., certain subsidiaries of Nuverra Environmental Solutions, Inc., the Supporting Holders, and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

10.9
Term Loan Credit Agreement, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB, as administrative agent, the lenders identified therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.9	A
Guaranty and Security Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Grantors party thereto, Wilmington Savings Fund Society, FSB, as administrative agent, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.9	B
Intercompany Subordination Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Obligors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.9	C
Trademark Security Agreement, dated as of April 15, 2016, between Nuverra Environmental Solutions, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.9	D
Security Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Grantors party thereto and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.9	E
Intercompany Subordination Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Obligors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.9	F
Trademark Security Agreement, dated as of April 15, 2016, between Nuverra Environmental Solutions, Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

Exhibit Number			Description
10.9	G
First Amendment to Term Loan Credit Agreement, dated as of June 30, 2016, by and among the Required Lenders and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.9	H
Second Amendment to Term Loan Credit Agreement, dated as of September 22, 2016, by and among the Required Lenders and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2016).

10.9	I
Third Amendment (Increase Amendment) to Term Loan Credit Agreement, dated November 14, 2016, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016).

10.9	J
Fourth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated December 16, 2016, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016).

10.10	*	†	Key Employee Incentive Plan, dated December 23, 2016.

14.1			Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on September 21, 2011).

21.1	*		Subsidiaries of Nuverra Environmental Solutions, Inc.

23.1	*		Consent of Hein & Associates LLP

23.2	*		Consent of KPMG LLP

24.1	*		Power of Attorney of Officers and Directors of the Company (set forth on the signature pages of this Form 10-K).

31.1	*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		*	XBRL Instance Document

101.SCH		*	XBRL Taxonomy Extension Schema Document

101.CAL		*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE		*	XBRL Taxonomy Extension Presentation Linkbase Document

*			Filed herewith
†			Compensatory plan, contract or arrangement in which directors or executive officers may participate