Form 10-Q
period 2017-03-31
Nuverra Environmental Solutions, Inc.
filed 2017-05-08
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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
__________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2017 was 150,940,973.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	the expected timing and benefits of our restructuring under chapter 11 of the United States Bankruptcy Code to improve our long-term capital structure;

•	our ability to continue operations without interruption throughout the chapter 11 proceeding;

•	our ability to continue to meet the needs of our employees, customers, and vendors;

•	our ability to successfully consummate the restructuring transactions;

•	our limited liquidity to meet debt obligations and operating needs;

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, including the prolonged decline in oil and natural gas prices; and

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions.
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
These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include, among others:

•	risks and uncertainties associated with the restructuring process, including our inability to obtain confirmation of a plan under chapter 11 of the United States Bankruptcy Code;

•	failure to successfully consummate the restructuring to improve our liquidity and long-term capital structure, and to address our debt service obligations;

•	failure to timely satisfy certain conditions and milestones under the restructuring support agreement and the plan or reorganization;

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our chapter 11 filing;

•
difficulties encountered in restructuring our debt in the chapter 11 bankruptcy proceeding, including our ability to obtain approval of the bankruptcy court with respect to motions or other requests made to the bankruptcy court, including maintaining strategic control as debtor-in-possession;

•	the bankruptcy court's rulings in our chapter 11 cases and the outcome of our chapter 11 cases in general;

•	risks associated with third-party motions in our chapter 11 cases, which may interfere with our ability to develop and consummate our prepackaged plan of reorganization;

•	the effects of the restructuring on the Company and the interests of various constituents, including the holders of our common stock and notes;

•	the length of time that the Company will operate under chapter 11 protection and the availability of financing during the pendency of the proceedings;

•	the potential adverse effects of the chapter 11 proceedings on our liquidity, results of operations, and business prospects;

•	increased advisory costs to execute a reorganization;

•	risks of successfully consummating the restructuring within the time frames or on the terms contemplated;

•	the ability to successfully execute our restructuring plan and consummate the bankruptcy proceeding;

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

•
the availability of less favorable credit and payment terms due to the downturn in our industry, our financial condition and the chapter 11 proceeding, including more stringent or costly payment terms from our vendors and additional requirements from sureties to collateralize our performance bonds with letters of credit, which may further constrain our liquidity and reduce availability under our revolving credit facility;

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$191	$994
Restricted cash	1,341	1,420
Accounts receivable, net of allowance for doubtful accounts of $2.1 and $1.7 million at March 31, 2017 and December 31, 2016, respectively	23,479	23,795
Inventories	4,120	2,464
Prepaid expenses and other receivables	5,449	3,516
Other current assets	167	107
Assets held for sale	1,688	1,182
Total current assets	36,435	33,478
Property, plant and equipment, net of accumulated depreciation of $160.4 and $148.9 million at March 31, 2017 and December 31, 2016, respectively	279,070	294,179
Equity investments	67	73
Intangibles, net	13,788	14,310
Other assets	440	564
Total assets	$329,800	$342,604
Liabilities and Shareholders' Deficit
Accounts payable	$6,286	$4,047
Accrued liabilities	22,861	18,787
Current portion of long-term debt	483,175	465,835
Derivative warrant liability	5,916	4,298
Total current liabilities	518,238	492,967
Deferred income taxes	495	495
Long-term debt	3,618	5,956
Long-term contingent consideration	8,500	8,500
Other long-term liabilities	3,670	3,752
Total liabilities	534,521	511,670
Commitments and contingencies
Shareholders' deficit:
Common stock	152	152
Additional paid-in capital	1,408,176	1,407,867
Treasury stock	(19,809)	(19,807)
Accumulated deficit	(1,593,240)	(1,557,278)
Total shareholders' deficit	(204,721)	(169,066)
Total liabilities and shareholders' deficit	$329,800	$342,604
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Non-rental revenue	$35,418	$44,026
Rental revenue	3,805	2,949
Total revenue	39,223	46,975
Costs and expenses:
Direct operating expenses	34,289	38,617
General and administrative expenses	12,359	7,452
Depreciation and amortization	12,871	15,845
Total costs and expenses	59,519	61,914
Operating loss	(20,296)	(14,939)
Interest expense, net	(14,208)	(12,045)
Other (expense) income, net	(1,458)	158
Loss on extinguishment of debt	—	(390)
Loss from continuing operations before income taxes	(35,962)	(27,216)
Income tax expense	—	(55)
Loss from continuing operations	(35,962)	(27,271)
Income from discontinued operations, net of income taxes	—	55
Net loss attributable to common shareholders	$(35,962)	$(27,216)

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.24)	$(0.98)
Basic and diluted income from discontinued operations	—	—
Net loss per basic and diluted common share	$(0.24)	$(0.98)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	150,934	27,907
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(35,962)	$(27,216)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on the sale of TFI	—	(55)
Depreciation and amortization of intangible assets	12,871	15,845
Amortization of debt issuance costs, net	1,756	1,157
Accrued interest added to debt principal	6,340	—
Stock-based compensation	309	368
Loss (gain) on disposal of property, plant and equipment	49	(1,057)
Bad debt expense	778	217
Change in fair value of derivative warrant liability	1,618	—
Loss on extinguishment of debt	—	390
Deferred income taxes	—	25
Other, net	56	(88)
Changes in operating assets and liabilities:
Accounts receivable	(462)	11,114
Prepaid expenses and other receivables	(433)	(634)
Accounts payable and accrued liabilities	5,872	4,924
Other assets and liabilities, net	(78)	(2,425)
Net cash (used in) provided by operating activities	(7,286)	2,565
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	371	1,449
Purchases of property, plant and equipment	(1,029)	(1,421)
Change in restricted cash	79	(200)
Net cash used in investing activities	(579)	(172)
Cash flows from financing activities:
Proceeds from revolving credit facility	48,536	12,409
Payments on revolving credit facility	(40,006)	(51,968)
Payments for debt issuance costs	—	(426)
Payments on vehicle financing and other financing activities	(1,468)	(1,687)
Net cash provided by (used in) financing activities	7,062	(41,672)
Net decrease in cash and cash equivalents	(803)	(39,279)
Cash and cash equivalents - beginning of period	994	39,309
Cash and cash equivalents - end of period	191	30
Less: cash and cash equivalents of discontinued operations - end of period	—	—
Cash and cash equivalents of continuing operations - end of period	$191	$30

Supplemental disclosure of cash flow information:
Cash paid for interest	$733	$928
Cash paid for taxes, net	59	2

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Our condensed consolidated balance sheet as of December 31, 2016, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or "GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 14, 2017.
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted. Unless stated otherwise, any reference to statement of operations items in these accompanying condensed consolidated financial statements refers to results from continuing operations.
Risks and Uncertainties
On May 1, 2017, the Company and its subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, the “Plan”). The Nuverra Parties’ chapter 11 cases are being jointly administered under the caption In re Nuverra Environmental Solutions, Inc., et al. (Case Nos. 17-10949 through 17-10962). No trustee has been appointed, and the Nuverra Parties will continue to operate the businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to continue our operations without interruption during the pendency of the chapter 11 cases, but there can be no assurances.

The subsidiary Debtors in the chapter 11 Cases are Heckmann Water Resources Corporation, Heckmann Water Resources (CVR) Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels, LLC (a Delaware limited liability company), Badlands Power Fuels LLC (a North Dakota limited liability company), Landtech Enterprises, L.L.C., Badlands Leasing, LLC, Ideal Oilfield Disposal, LLC, Nuverra Total Solutions, LLC, NES Water Solutions, LLC and Heckmann Woods Cross, LLC.

On May 2, 2017 to assure ordinary course operations, the Bankruptcy Court entered an interim order (the "DIP Order") approving on an interim basis a variety of “first day” motions seeking various relief and authorizing the Nuverra Parties to maintain their operations in the ordinary course. The DIP Order, among other things, authorized the Nuverra Parties to (i) enter into, execute, and deliver the DIP Revolving Facility (as defined below) and the DIP Term Loan Agreement (as defined below), and (ii) borrow, on an interim basis, $2.5 million under the DIP Term Loan Agreement, $10.0 million under the DIP Revolving Facility in the aggregate, and $7.5 million under the DIP Term Loan Agreement in the aggregate (including the $2.5 million initial advance made on May 3, 2017) during the interim period before the Bankruptcy Court considers entry of the DIP Order on a final basis. The Bankruptcy Court set a hearing for May 31, 2017 to consider approval of the DIP Order on a final basis.

In connection with the filing of the chapter 11 cases, on May 3, 2017, following the authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Revolving Facility Lenders”), Wells Fargo Bank, National Association, as administrative agent, and other agents party thereto, closed a Debtor-in-Possession Credit Agreement (the “DIP Revolving Facility”), dated as of April 30, 2017, pursuant to which the DIP Revolving Facility Lenders agreed to provide the Company a secured revolving credit facility up to a maximum amount of $31.5 million to, among other things, refinance obligations under the Company's prepetition asset-based lending facility (the "ABL Facility") and finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Revolving Facility is subject to the Bankruptcy Court's approval of the DIP Order on a final basis.

In addition to the DIP Revolving Facility and in connection with the filing of the chapter 11 cases, on May 3, 2017, following the authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Term Loan Agreement Lenders”), and Wilmington Savings Fund Society, FSB, as administrative agent, closed a Debtor-in-Possession Term Loan Credit Agreement (the “DIP Term Loan Agreement”), dated as of April 30, 2017, pursuant to which the DIP Term Loan Lenders agreed to provide the Company with an initial term loan in the amount of $2.5 million and subsequent term loans not to exceed

$12.5 million in the aggregate to, among other things, finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Term Loan Lenders made the initial term loan on May 3, 2017, which the Company is using for general corporate purposes. The DIP Term Loan Agreement is subject to the Bankruptcy Court's approval of the DIP Order on a final basis.

See below and Note 17 on “Subsequent Events” for a further discussion on the Plan, the DIP Revolving Facility, and the DIP Term Loan Agreement.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, we had an accumulated deficit at March 31, 2017 and December 31, 2016, and a net loss for the three months ended March 31, 2017 and 2016. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern.

In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we entered into a Restructuring Support Agreement with holders (the "Supporting Noteholders") of 100% of the existing Term Loan Debt and approximately 86% of our 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the "2021 Notes") on April 9, 2017, which was further amended on April 20, 2017 and April 28, 2017 (the "Restructuring Support Agreement"). Under the Restructuring Support Agreement, the Supporting Noteholders have agreed, subject to certain terms and conditions, to support a financial restructuring of Nuverra (the “Restructuring”) pursuant to the Plan in a case commenced under chapter 11 of the United States Bankruptcy Code. Among other terms and conditions, the Restructuring Support Agreement provided for interim financing to us prior to the filing of the Plan, debtor in possession financing of $44.0 million, a $150.0 million rights offering following confirmation of the Plan and, if necessary, exit financing to fund required disbursements under the Plan. We anticipate that the Restructuring will provide us with sufficient liquidity to continue our operations; however, there can be no assurances to that effect.

We commenced the chapter 11 cases on May 1, 2017 to restructure our debt, address our liquidity, and improve our long term capital structure. However, there can be no assurances that the Restructuring will occur or be successful. In addition, we continue to focus on our cost management initiatives while operating our business. If the Restructuring is unsuccessful, our cash position will not be sufficient to support our daily operations. While we anticipate successful consummation of the Restructuring will generate sufficient revenue and reduce costs to sustain operations through the downturn, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. We currently do not have enough liquidity, including cash on hand, to service the debt, pay-down debt to avoid covenant violations and fund day-to-day operations. See Note 17 on "Subsequent Events" for further discussion.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recently Adopted Accounting Pronouncements

We adopted the guidance in ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as of January 1, 2017 when it became effective. Under the new standard, income tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  Additionally, excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period and are classified along with other income tax cash flows as an operating activity.  Upon adopting ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We have selected to make an entity wide accounting policy election to continue to estimate the number of awards that are expected to vest. We have adopted the other provisions of the new guidance on a prospective basis, except when the modified retrospective transition method was specifically required. The adoption of this guidance has not had a significant impact on our condensed consolidated financial statements.

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
For the three months ended March 31, 2017 and 2016, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per common share ("EPS") from continuing operations because the inclusion of such shares would be anti-dilutive based on the net losses from continuing operations reported for those periods. As of March 31, 2017, there were approximately 25.9 million potentially dilutive shares of common stock underlying stock options, restricted stock, and warrants that were excluded from the computation of diluted EPS. Accordingly, for the three month periods ended March 31, 2017 and 2016, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computations of diluted EPS from income from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.
The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Loss from continuing operations	$(35,962)	$(27,271)
Gain from discontinued operations	—	55
Net loss attributable to common shareholders	$(35,962)	$(27,216)

Denominator:
Weighted average shares—basic	150,934	27,907
Common stock equivalents	—	—
Weighted average shares—diluted	150,934	27,907

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.24)	$(0.98)
Basic and diluted gain from discontinued operations	—	—
Net loss per basic and diluted common share	$(0.24)	$(0.98)

Anti-dilutive stock-based awards excluded	361	706
Note 4 - Intangible Assets
Intangible assets consist of the following:

	March 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$11,731	$(8,453)	$3,278	5.5	$11,731	$(8,229)	$3,502	5.7
Disposal permits	1,269	(652)	617	4.0	1,269	(612)	657	4.1
Customer contracts	17,352	(7,459)	9,893	9.5	17,352	(7,201)	10,151	9.8
	$30,352	$(16,564)	$13,788	8.3	$30,352	$(16,042)	$14,310	8.5
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.
Note 5 - Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

Fair Value
As of March 31, 2017
Liabilities:
Derivative warrant liability	5,916
Contingent consideration	8,500

As of December 31, 2016
Liabilities:
Derivative warrant liability	4,298
Contingent consideration	8,500
Derivative Warrant Liability
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
The following table provides a reconciliation of the beginning and ending balances of the "Derivative warrant liability" presented in the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016.

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Balance at beginning of period	$4,298	$—
Issuance of warrants	—	7,838
Exercise of warrants	—	(229)
Adjustments to estimated fair value	1,618	(3,311)
Balance at end of period	$5,916	$4,298
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
As we have previously determined that it would be unlikely that the required permits and certificates necessary for the issuance of a second special waste disposal permit to Ideal Oilfield Disposal, LLC would be issued within one year, we have presented the $8.5 million contingent consideration liability related to the Ideal Oilfield Disposal, LLC acquisition as "Long-term contingent consideration" in the condensed consolidated balance sheet as of March 31, 2017. Changes to the fair value of contingent consideration are recorded as "Other income, net" in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

Changes to contingent consideration obligations during the three months ended March 31, 2017 and the year ended December 31, 2016 were as follows:

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Balance at beginning of period	$8,500	$8,628
Cash payments	—	—
Changes in fair value of contingent consideration, net	—	(128)
Balance at end of period	$8,500	$8,500
Less: current portion	—	—
Long-term contingent consideration	$8,500	$8,500
Note 6 - Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accrued payroll and employee benefits	$1,582	$2,432
Accrued insurance	2,721	3,887
Accrued legal and environmental costs	1,781	3,570
Accrued taxes	1,249	1,458
Accrued interest	9,989	4,699
Accrued operating costs	4,003	1,255
Accrued other	1,536	1,486
Total accrued liabilities	$22,861	$18,787
Note 7 - Debt
Debt consisted of the following at March 31, 2017 and December 31, 2016:

			March 31, 2017			December 31, 2016
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs	Fair Value of Debt (g)	Carrying Value of Debt	Carrying Value of Debt
ABL Facility (a)	6.35%	Mar. 2017	$—	$31,209	$31,209	$22,679
2018 Notes (b)	9.875%	Apr. 2018	428	3,841	40,436	40,436
2021 Notes (c)	10.00%	Apr. 2021	5,104	80,908	355,640	351,294
Term Loan (d)	13.00%	Apr. 2018	2,464	62,705	62,705	60,711
Vehicle financings (e)	7.06%	Various	—	6,502	6,502	7,699
Note payable (f)	4.25%	Apr. 2019	—	4,351	4,351	4,778
Total debt			$7,996	$189,516	500,843	487,597
Original issue discount and premium for 2018 Notes					(22)	(27)
Original issue discount and premium for 2021 Notes					(265)	(282)
Debt issuance costs presented with debt					(7,996)	(8,998)
Debt discount for issuance of warrants (h)					(5,767)	(6,499)
Total debt, net					486,793	471,791
Less: current portion of long-term debt (i)					(483,175)	(465,835)
Long-term debt					$3,618	$5,956
_____________________

(a)	The interest rate presented represents the interest rate on the $40.0 million asset-based revolving credit facility (the "ABL Facility") at March 31, 2017.

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

(e)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 7.06%, which mature in varying installments between 2017 and 2020. Capital lease obligations were $6.5 million and $7.7 million at March 31, 2017 and December 31, 2016, respectively.

(f)
The note payable balance as of March 31, 2017 represents the remaining amount due from acquiring the remaining interest of our former partner in Appalachian Water Services, LLC ("AWS") in 2015. Principal and interest payments are due in equal quarterly installments through April 2019. The terms of the note payable provide that upon becoming insolvent, declaring bankruptcy, or failing to meet the payment terms thereunder, all remaining outstanding balances become immediately due and payable. As a result of our chapter 11 filing on May 1, 2017, as discussed in further detail in Note 17, we have presented the entire note payable balance in current portion of long-term debt in the consolidated balance sheet as of March 31, 2017.

(g)
The estimated fair value of our 2018 Notes and our 2021 Notes is based on reported trading prices as of March 31, 2017. Our ABL Facility, Term Loan, note payable and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(h)
The debt discount for issuance of warrants represents the initial fair value of the warrants issued in connection with the debt restructuring that occurred during the year ended December 31, 2016, which is amortized through interest expense over the terms of the new 2021 Notes and the Term Loan. As described further in Note 8, these warrants are accounted for as derivative liabilities.

(i)
As the scheduled maturity date of the ABL Facility was March 31, 2017, the carrying value of the ABL Facility is presented in current portion of long-term debt in the consolidated balance sheet as of March 31, 2017 and December 31, 2016. Further, due to the default of the ABL Facility as of March 31, 2017, and the resulting cross-default of the 2018 Notes, 2021 Notes and Term Loan, these items are also included in current portion of long-term debt as of March 31, 2017 and December 31, 2016. Finally, the principal payments due within one year for the vehicle financings and note payable are also included in current portion of long-term debt as of March 31, 2017 and December 31, 2016.

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below in addition to the discussion in Note 17 on "Subsequent Events."
Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures. As of March 31, 2017, we had $500.8 million of indebtedness outstanding, consisting of $40.4 million of 9.875% Senior Notes due 2018 (the "2018 Notes"), $355.6 million of 2021 Notes, $62.7 million under a term loan (the "Term Loan"), $31.2 million under the ABL Facility, and $10.9 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS.
Default Under Debt Instruments
The maturity date of our ABL Facility occurred on March 31, 2017, and, as a result, all commitments under the ABL Facility have been terminated, the lenders under the ABL Facility have no obligation to provide additional loans or otherwise extend credit under the ABL Facility, and all obligations under the ABL Facility are due and payable. As we have not repaid all outstanding obligations under the ABL Facility, we are in default under the ABL Facility and the lenders under the ABL Facility are entitled to exercise their rights and remedies. In addition, the default under the ABL Facility constituted an event of cross default under the Term Loan and the indentures governing our 2018 Notes and 2021 Notes. We do not have sufficient liquidity to repay the obligations under the ABL Facility, Term Loan, or indentures governing our 2018 Notes and 2021 Notes. In addition, the filing of the Plan constituted an event of default that accelerated the Company’s obligations under the ABL Facility, Term Loan, indenture governing the 2018 Notes, indenture governing the 2021 Notes, and note issued in connection with the acquisition of the remaining 49% interest in AWS.

In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we have entered into the Restructuring Support Agreement and commenced the chapter 11 cases. See Note 17 on "Subsequent Events" for further details on the Restructuring.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Plan automatically stayed most actions against the Nuverra Parties, including actions to collect indebtedness incurred prior to the filing of the Plan or to exercise control over the Nuverra Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the chapter 11 cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Nuverra Parties or their property to recover on, collect or secure a claim arising prior to the filing of the Plan or to exercise control over property of the Nuverra Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. As a result, the filing of the Plan with the Bankruptcy Court automatically stayed any potential action arising from the default under the ABL Facility, Term Loan, and the indentures governing our 2018 Notes and 2021 Notes, and we expect such indebtedness will be discharged through the chapter 11 proceeding.

Note 8 - Derivative Warrants
During the year ended December 31, 2016, we issued 26.4 million warrants, with 17.5 million warrants for the exchange of 2018 Notes for new 2021 Notes, 0.1 million warrants for the exchange of 2018 Notes for common stock, and 8.8 million warrants to the Term Loan lenders. All warrants were issued with an exercise price of $0.01 and have a term of ten years.
The following table shows the warrant activity for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Outstanding at the beginning of the period	25,283	—
Issued	—	26,400
Exercised	(2)	(1,117)
Outstanding at the end of the period	25,281	25,283
We accounted for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity's own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity's own stock and (ii) classified in the shareholders' equity section of the entity's balance sheet. We determined that the warrants were ineligible for equity classification due to the anti-dilution provisions set forth therein. As such, the warrants have been recorded as derivative liabilities at fair value on the "Derivative warrant liability" line in the condensed consolidated balance sheet as of March 31, 2017. The warrants are classified as a current liability in the condensed consolidated balance sheet as they can be exercised by the holders at any time.
As discussed previously in Note 5, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in "Other income, net" in the condensed consolidated statement of operations.

The fair value of the derivative warrant liability was estimated using the following model inputs:

	Period Ended	Period Ended
	March 31, 2017	December 31, 2016
Exercise price	$0.01	$0.01
Closing stock price	$0.24	$0.18
Risk free rate	2.40%	2.40%
Expected volatility	84.2%	79.5%

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
There were no restructuring costs incurred during the three months ended March 31, 2017 or March 31, 2016. The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.1 million as of March 31, 2017, which is included in "Accrued liabilities" in the condensed consolidated balance sheets.
A rollforward of the liability from December 31, 2016 through March 31, 2017 is as follows:

Lease Exit Costs
Balance accrued at December 31, 2016	$130
Cash payments	(13)
Balance accrued at March 31, 2017	$117

Note 10 - Income Taxes
The following table shows the components of the income tax expense for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Current income tax expense	$—	$(30)
Deferred income tax expense	—	(25)
Total income tax expense	$—	$(55)
The effective income tax rate for the three months ended March 31, 2017 was 0.0%, which differs from the federal statutory benefit rate of 35.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.
The effective income tax rate for the three months ended March 31, 2016 was 0.2%, which differs from the federal statutory rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.
We have significant deferred tax assets, consisting primarily of NOLs, which have a limited life, generally expiring between the years 2029 and 2037, and capital losses, which have a five year carryforward expiring in 2020. We regularly assess the positive and negative evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at March 31, 2017 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for 2017.

Note 11 - Share-based Compensation
We may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
The total grants awarded during the three months ended March 31, 2017 and March 31, 2016 are presented in the table below:

	Three Months Ended
	March 31,
	2017	2016
Stock option grants	—	—
Restricted stock grants	—	—
Restricted stock unit grants	—	1
Total grants under the 2009 Plan	—	1
The total stock-based compensation expense, net of estimated forfeitures, included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	Three Months Ended
	March 31,
	2017	2016
Stock options	$65	$84
Restricted stock	66	85
Restricted stock units	178	199
Total stock-based compensation expense	$309	$368
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 included accruals totaling $0.3 million and $2.8 million, respectively, for various environmental matters.
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
AWS Arbitration Demand
On April 28, 2015, our former partner in AWS issued to us a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by us of certain of our obligations under the operating agreement. We entered into a settlement of this matter with our former partner in June 2015 whereby we purchased the remaining interest in AWS for $4.0 million in cash and a $7.4 million note payable with principal and interest due in equal quarterly installments through April 2019. Pursuant to the terms of the note, if we failed to meet the payment terms of the obligation, or if we became insolvent or declared bankruptcy, all remaining outstanding balances on the note payable would become immediately due and payable. As we failed to meet the payment terms of the obligation and filed the chapter 11 cases, all outstanding balances on the note payable became immediately due and payable.
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Plan automatically stayed most actions against the Nuverra Parties, including actions to collect indebtedness incurred prior to the filing of the Plan or to exercise control over the Nuverra Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the chapter 11 cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Nuverra Parties or their property to recover on, collect or secure a claim arising prior to the filing of the Plan or to exercise control over property of the Nuverra Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. As a result, the filing of the Plan with the Bankruptcy Court automatically stayed any potential action to collect the outstanding balance on the note payable.

Note 13 - Related Party and Affiliated Company Transactions
There have been no significant changes to the other related party transactions with Mr. Johnsrud for apartment rentals, purchases of fresh water for resale and use of land where certain of our saltwater disposal wells are situated as described in Note 19 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

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
Financial information for our reportable segments related to continuing operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended March 31, 2017
Revenue	$24,285	$7,757	$7,181	$—	$39,223
Direct operating expenses	21,232	7,957	5,100	—	34,289
General and administrative expenses	1,947	769	1,031	8,612	12,359
Depreciation and amortization	6,785	2,513	3,519	54	12,871
Operating loss	(5,679)	(3,482)	(2,469)	(8,666)	(20,296)
Loss from continuing operations before income taxes	(5,701)	(3,602)	(2,527)	(24,132)	(35,962)

As of March 31, 2017
Total assets (a)	180,234	44,103	100,019	5,444	329,800

Three months ended March 31, 2016
Revenue	24,905	12,777	9,293	—	46,975
Direct operating expenses	19,558	11,568	7,491	—	38,617
General and administrative expenses	1,852	1,190	920	3,490	7,452
Depreciation and amortization	8,079	3,883	3,814	69	15,845
Operating loss	(4,584)	(3,864)	(2,932)	(3,559)	(14,939)
Loss from continuing operations before income taxes	(4,652)	(3,931)	(2,926)	(15,707)	(27,216)

As of December 31, 2016
Total assets (a)	184,116	46,094	107,350	5,044	342,604
(a)    Total assets exclude intercompany receivables eliminated in consolidation.

Note 15 - Discontinued Operations
Our former industrial solutions operating and reportable segment, Thermo Fluids Inc. ("TFI"), was classified as discontinued operations since the sale process with various prospective acquirers began in fourth quarter of 2013. On April 11, 2015, we completed the TFI disposition with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen acquired TFI for $85.0 million in an all-cash transaction, with $4.3 million of the purchase price deposited into an escrow account to satisfy working capital adjustments and our indemnification obligations under the purchase agreement.
The post-closing working capital reconciliation was completed during the year ended December 31, 2016, and as a result we recorded an additional loss on the sale of TFI of $1.3 million, bringing the total loss on sale to $1.5 million. The $4.3 million was released from escrow during 2016, of which $3.0 million was returned to us and $1.3 million was paid to Safety-Kleen for the post-closing working capital adjustment and certain indemnification claims.

The following table provides selected financial information of discontinued operations related to TFI:

	Three Months Ended
	March 31,
	2017	2016
Income from discontinued operations before income taxes	$—	$—
Income tax expense	—	—
Income from discontinued operations - before sale	$—	$—
Gain on sale of TFI	—	55
Income from discontinued operations	$—	$55
Note 16 - Subsidiary Guarantors
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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. During the three months ended December 31, 2015, Nuverra Rocky Mountain Pipeline, LLC (or "RMP") was released from all obligations including as guarantor for our debt obligations. However, because RMP's individual results are not material as there are no active contracts for new pipelines, we have not separately presented RMP as a Non-Guarantor, but rather continued to include RMP in the Guarantor Subsidiaries column. These condensed consolidating financial statements have been prepared from our financial information on the same basis of accounting as our condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2017
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$194	$(3)	$—	$191
Restricted cash	—	1,341	—	1,341
Accounts receivable, net	—	23,479	—	23,479
Other current assets	2,331	7,405	—	9,736
Assets held for sale	—	1,688	—	1,688
Total current assets	2,525	33,910	—	36,435
Property, plant and equipment, net	2,309	276,761	—	279,070
Equity investments	(63,418)	67	63,418	67
Intangible assets, net	—	13,788	—	13,788
Other	366,991	95,795	(462,346)	440
Total assets	$308,407	$420,321	$(398,928)	$329,800
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$875	$5,411	$—	$6,286
Accrued liabilities	12,289	10,572	—	22,861
Current portion of long-term debt	475,940	7,235	—	483,175
Derivative warrant liability	5,916	—	—	5,916
Total current liabilities	495,020	23,218	—	518,238
Deferred income taxes	(69,999)	70,494	—	495
Long-term debt	—	3,618	—	3,618
Long-term contingent consideration	—	8,500	—	8,500
Other long-term liabilities	88,107	377,909	(462,346)	3,670
Total shareholders' deficit	(204,721)	(63,418)	63,418	(204,721)
Total liabilities and shareholders' deficit	$308,407	$420,321	$(398,928)	$329,800

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$913	$81	$—	$994
Restricted cash	475	945	—	1,420
Accounts receivable, net	—	23,795	—	23,795
Other current assets	1,022	5,065	—	6,087
Assets held for sale	—	1,182	—	1,182
Total current assets	2,410	31,068	—	33,478
Property, plant and equipment, net	2,363	291,816	—	294,179
Equity investments	(51,590)	73	51,590	73
Intangible assets, net	—	14,310	—	14,310
Other	363,291	94,388	(457,115)	564
Total assets	$316,474	$431,655	$(405,525)	$342,604
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$412	$3,635	$—	$4,047
Accrued liabilities	6,961	11,826	—	18,787
Current portion of long-term debt	459,313	6,522	—	465,835
Derivative warrant liability	4,298	—	—	4,298
Total current liabilities	470,984	21,983	—	492,967
Deferred income taxes	(71,645)	72,140	—	495
Long-term debt	—	5,956	—	5,956
Long-term portion of contingent consideration	—	8,500	—	8,500
Other long-term liabilities	86,201	374,666	(457,115)	3,752
Total shareholders' deficit	(169,066)	(51,590)	51,590	(169,066)
Total liabilities and shareholders' deficit	$316,474	$431,655	$(405,525)	$342,604

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$39,223	$—	$39,223
Costs and expenses:
Direct operating expenses	—	34,289	—	34,289
General and administrative expenses	8,612	3,747	—	12,359
Depreciation and amortization	54	12,817	—	12,871
Total costs and expenses	8,666	50,853	—	59,519
Operating loss	(8,666)	(11,630)	—	(20,296)
Interest expense, net	(13,948)	(260)	—	(14,208)
Other income, net	(1,518)	66	—	(1,452)
(Loss) income from equity investments	(11,830)	(6)	11,830	(6)
Loss from continuing operations before income taxes	(35,962)	(11,830)	11,830	(35,962)
Income tax expense	—	—	—	—
Loss from continuing operations	(35,962)	(11,830)	11,830	(35,962)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net loss attributable to common shareholders	$(35,962)	$(11,830)	$11,830	$(35,962)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$46,975	$—	$46,975
Costs and expenses:
Direct operating expenses	—	38,617	—	38,617
General and administrative expenses	3,490	3,962	—	7,452
Depreciation and amortization	69	15,776	—	15,845
Total costs and expenses	3,559	58,355	—	61,914
Operating loss	(3,559)	(11,380)	—	(14,939)
Interest expense, net	(11,758)	(287)	—	(12,045)
Other income, net	—	163	—	163
(Loss) income from equity investments	(11,532)	(5)	11,532	(5)
Loss on extinguishment of debt	(390)	—	—	(390)
Loss from continuing operations before income taxes	(27,239)	(11,509)	11,532	(27,216)
Income tax expense	(32)	(23)	—	(55)
Loss from continuing operations	(27,271)	(11,532)	11,532	(27,271)
Gain from discontinued operations, net of income taxes	55	—	—	55
Net loss attributable to common shareholders	$(27,216)	$(11,532)	$11,532	$(27,216)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in (provided by) operating activities	$(9,717)	$2,431	$(7,286)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	371	371
Purchase of property, plant and equipment	—	(1,029)	(1,029)
Change in restricted cash	475	(396)	79
Net cash provided by (used in) investing activities	475	(1,054)	(579)
Cash flows from financing activities:
Proceeds from revolving credit facility	48,536	—	48,536
Payments on revolving credit facility	(40,006)	—	(40,006)
Payments on vehicle financing and other financing activities	(7)	(1,461)	(1,468)
Net cash provided by (used in) financing activities	8,523	(1,461)	7,062
Net decrease in cash	(719)	(84)	(803)
Cash and cash equivalents - beginning of period	913	81	994
Cash and cash equivalents - end of period	$194	$(3)	$191

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$115	$2,450	$2,565
Cash flows from investing activities:
Proceeds from the sale of property and equipment	25	1,424	1,449
Purchase of property, plant and equipment	—	(1,421)	(1,421)
Change in restricted cash	—	(200)	(200)
Net cash provided by (used in) investing activities	25	(197)	(172)
Cash flows from financing activities:
Proceeds from revolving credit facility	12,409	—	12,409
Payments on revolving credit facility	(51,968)	—	(51,968)
Payments for debt issuance costs	(426)	—	(426)
Payments on vehicle financing and other financing activities	(7)	(1,680)	(1,687)
Net cash used in financing activities	(39,992)	(1,680)	(41,672)
Net (decrease) increase in cash	(39,852)	573	(39,279)
Cash and cash equivalents - beginning of period	40,660	(1,351)	39,309
Cash and cash equivalents - end of period	$808	$(778)	$30

Note 17 - Subsequent Events

Voluntary Petition Under Chapter 11 of the Bankruptcy Code and Solicitation of Votes on the Plan

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The Nuverra Parties’ chapter 11 cases are being jointly administered under the caption In re Nuverra Environmental Solutions, Inc., et al. (Case Nos. 17-10949 through 17-10962). No trustee has been appointed, and the Nuverra Parties will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to continue our operations without interruption during the pendency of the chapter 11 cases, but there can be no assurances.

On May 2, 2017, to assure ordinary course operations, the Bankruptcy Court entered the DIP Order approving on an interim basis a variety of “first day” motions seeking various relief and authorizing the Nuverra Parties to maintain their operations in the ordinary course. The DIP Order, among other things, authorized the Nuverra Parties to (i) enter into, execute, and deliver the DIP Revolving Facility and the DIP Term Loan Agreement, and (ii) borrow, on an interim basis, $2.5 million under the DIP Term Loan Agreement, $10.0 million under the DIP Revolving Facility in the aggregate, and $7.5 million under the DIP Term Loan Agreement in the aggregate (including the $2.5 million initial advance made on the May 3, 2017) during the interim period before the Bankruptcy Court considers entry of the DIP Order on a final basis. The Bankruptcy Court set a hearing for May 31, 2017 to consider approval of the DIP Order on a final basis.

On April 28, 2017, the Company commenced a solicitation of votes to accept or reject the Plan from holders of the 2018 Notes, 2021 Notes, and indebtedness under its Term Loan.

Debtor in Possession Financing

In connection with the filing of the chapter 11 cases, on May 3, 2017, following the authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Revolving Facility Lenders”), Wells Fargo Bank, National Association, as administrative agent, and other agents party thereto, closed a Debtor-in-Possession Credit Agreement (the “DIP Revolving Facility”), dated as of April 30, 2017, pursuant to which the DIP Revolving Facility Lenders agreed to provide the Company a secured revolving credit facility up to a maximum amount of $31.5 million to, among other things, refinance obligations under the Company's ABL Facility and finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Revolving Facility is subject to the Bankruptcy Court's approval of the DIP Order on a final basis.

The maturity date of the DIP Revolving Facility will be the earliest to occur of: (i) August 7, 2017, (ii) the occurrence of an Event of Default (as defined in the DIP Revolving Facility), and (iii) the effective date of any chapter 11 plan of reorganization confirmed in connection with the chapter 11 cases. The DIP Revolving Facility contains customary events of default, including events related to the chapter 11 proceedings, the occurrence of which could result in the acceleration of the Nuverra Parties’ obligation to repay the outstanding indebtedness under the DIP Revolving Facility. The Nuverra Parties’ obligations under the DIP Revolving Facility are secured by a senior security interest in, and lien on, substantially all the assets of the Nuverra Parties.

In addition to the DIP Revolving Facility and in connection with the filing of the chapter 11 cases, on May 3, 2017, following authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Term Loan Agreement Lenders”), and Wilmington Savings Fund Society, FSB, as administrative agent closed a Debtor-in-Possession Term Loan Credit Agreement (the “DIP Term Loan Agreement”), dated as of April 30, 2017, pursuant to which the DIP Term Loan Lenders agreed to provide the Company with an initial term loan in the amount of $2.5 million and subsequent term loans not to exceed $12.5 million in the aggregate to, among other things, finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Term Loan Lenders made the initial term loan on May 3, 2017, which the Company is using for general corporate purposes. The DIP Term Loan Agreement is subject to the Bankruptcy Court's approval of the DIP Order on a final basis.

The maturity date of the DIP Term Loan Agreement will be the earliest to occur of: (i) August 7, 2017, (ii) the occurrence of an Event of Default (as defined in the DIP Term Loan Agreement), and (iii) the effective date of any chapter 11 plan of reorganization confirmed in connection with the chapter 11 cases. The DIP Term Loan Agreement contains customary events of default, including events related to the chapter 11 proceedings, the occurrence of which could result in the acceleration of the Nuverra Parties’ obligation to repay the outstanding indebtedness under the DIP Term Loan Agreement. The Nuverra Parties’

obligations under the DIP Term Loan Agreement are secured by a security interest in, and lien on, substantially all the assets of the Nuverra Parties.

Restructuring Support Agreement

On April 9, 2017, the Nuverra Parties entered into the Restructuring Support Agreement with the Supporting Noteholders, which was further amended on April 20, 2017 and April 28, 2017. Under the Restructuring Support Agreement, the Supporting Noteholders have agreed, subject to certain terms and conditions, to support the Restructuring pursuant to the prepackaged Plan which was filed in a case commenced under chapter 11 of the United States Bankruptcy Code.

The Plan is based on the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement (the “Term Sheet”) which includes:

•
debtor in possession financing (the “DIP Facilities”), consisting of the DIP Revolving Facility provided by the lenders under the Company’s ABL Facility and the DIP Term Loan Agreement provided by one or more of the lenders under the Company’s Term Loan;

•
a rights offering (the “Rights Offering”) to be commenced following the confirmation of the Plan, pursuant to which the Company will distribute freely transferrable rights (the “Rights”) to permit the holders thereof to acquire, in the aggregate, $150.0 million of newly issued common stock of the reorganized company at an enterprise valuation of $350.0 million (the “Plan Value”);

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

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the solicitation of votes to approve the Plan, commencement of the chapter 11 cases, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to the DIP Facilities. The Restructuring Support Agreement also required the Company to enter into a new employment agreement with Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman, on terms mutually acceptable to Mr. Johnsrud and the Supporting Noteholders, which will be assumed by the Nuverra Parties under the Plan.

Amended and Restated Employment Agreement

Pursuant to the Restructuring Support Agreement, on April 28, 2017, the Company and Mr. Johnsrud entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”), which amends and restates in its entirety the Employment Agreement between the Company and Mr. Johnsrud, dated as of November 30, 2012, as amended by the First Amendment to Employment Agreement effective as of January 1, 2017. Pursuant to the Amended Employment Agreement, Mr. Johnsrud will continue to serve as the Company’s President, Chief Executive Officer, and Chairman of the board of directors (the “Board”) for a three year term, with such term to be extended for an additional year beginning on the first day after the initial term and on each anniversary thereafter, unless either the Company or Mr. Johnsrud provide written notice of termination pursuant to the terms of the Amended Employment Agreement.

For Mr. Johnsrud’s services, he will continue to be paid his current annual base salary of $700,000, which may be increased by the Board at any time. In addition, Mr. Johnsrud will receive an annual bonus based on terms to be determined by the Board, insurance benefits, and shall be entitled to participate in any of the Company’s current or future incentive compensation and stock option plans. Upon executing the Amended Employment Agreement, Mr. Johnsrud is entitled to receive an incentive bonus in the amount equal to $700,000, payable in two installments, subject to Mr. Johnsrud’s continued employment through each payment date, as follows: (i) $233,333, payable as soon as practicable, and (ii) $466,667, payable within fifteen days following the effectiveness of the Plan.

Following the consummation of the chapter 11 cases, Mr. Johnsrud will receive an award of stock options in two tranches to purchase (i) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $475.0 million and (ii) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $525.0 million. Each tranche of options will vest in substantially equal installments on the first three anniversaries following the date of the consummation of the chapter 11 cases. The Amended Employment Agreement also requires the Company to establish a management incentive plan under which shares of common stock of the Company equal to 12.5% of the outstanding equity securities of the Company will be available for issuance, and to issue Mr. Johnsrud, as soon as reasonably practicable following the consummation of the chapter 11 cases, restricted stock units that represent 7.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis.

Mr. Johnsrud may terminate his employment under the Amended Employment Agreement upon at least thirty days written notice, for good reason (as defined in the Amended Employment Agreement), or a Change of Control (as defined in the Amended Employment Agreement). The Amended Employment Agreement also restricts Mr. Johnsrud from engaging in competitive activities during the term of his employment and thereafter until the later of (i) the end of the initial three year term or any applicable one year extension and (ii) one year following Mr. Johnsrud’s termination of employment.

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

The Fifth Term Loan Agreement Amendment required us to (i) on or before April 7, 2017, enter into a restructuring support agreement and other documentation required by the Term Loan Lenders in connection with the restructuring of the indebtedness of the Company and its subsidiaries; (ii) appoint Robert D. Albergotti as the Chief Restructuring Officer to the Company; and (iii) within five days of Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under the our ABL Facility and to pay all premiums for such title policies.

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

The Sixth Term Loan Agreement Amendment required us, among other things, to (i) on or before April 7, 2017, enter into the Restructuring Support Agreement and other documentation requested by the Term Loan Lenders in connection with the Restructuring; and (ii) within 5 days of Sixth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums for such title policies.

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

The Seventh Term Loan Agreement Amendment required us, among other things, to (i) comply with the terms and conditions of the Restructuring Support Agreement; and (ii) within 5 days of Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums for such title policies.

Eighth Amendment to Term Loan

On April 18, 2017 (the “Eighth Amendment Effective Date”), we entered into an Eighth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Eighth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Credit Agreement by increasing the Term Loan Lenders’ commitment and the principal amount borrowed by the Company under the Term Loan Agreement from $65.8 million to $69.3 million (the “Eighth Amendment Additional Term Commitment”). The Eighth Amendment Additional Term Commitment is in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined in the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Eighth Term Loan Agreement Amendment, we are required to use a portion of the net cash proceeds of the Eighth Amendment Additional Term Commitment of $3.5 million to pay the fees, costs and expenses incurred in connection with the Eighth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes. We intend to use the additional liquidity provided by the Eighth Amendment Additional Term Commitment to fund our business operations until the filing of a prepackaged plan of reorganization under chapter 11 of the United States Bankruptcy Code.

As a condition to the effectiveness of the Eighth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under the ABL Facility providing, among other things, that the agent under the ABL Facility would not exercise any remedies with respect to the Eighth Amendment Additional Term Commitment deposited in our Master Account, subject to the terms of such letter agreement. The Eighth Term Loan Agreement Amendment required us, among other things, to (i) comply with the terms and conditions of the previously disclosed Restructuring Support Agreement; and (ii) within 5 days of the Eighth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums or such title policies.

Ninth Amendment to Term Loan

On April 24, 2017 (the “Ninth Amendment Effective Date”), we entered into an Ninth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Ninth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Credit Agreement by increasing the Term Loan Lenders’ commitment and the principal amount borrowed by the Company under the Term Loan Agreement from $69.3 million to $75.4 million (the “Ninth Amendment

Additional Term Commitment”). The Ninth Amendment Additional Term Commitment is in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined in the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Ninth Term Loan Agreement Amendment, we are required to use a portion of the net cash proceeds of the Ninth Amendment Additional Term Commitment of $6.0 million to pay the fees, costs and expenses incurred in connection with the Ninth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes. We intend to use the additional liquidity provided by the Ninth Amendment Additional Term Commitment to fund its business operations until the filing of the Plan.

As a condition to the effectiveness of the Ninth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under our ABL Facility providing, among other things, that the agent under the ABL Facility would not exercise any remedies with respect to the Ninth Amendment Additional Term Commitment deposited in our Master Account, subject to the terms of such letter agreement.

The Ninth Term Loan Agreement Amendment required us, among other things, to (i) comply with the terms and conditions of the RSA; and (ii) within 5 days of the Ninth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under the Company’s Term Loan Agreement and to pay all premiums for such title policies.

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

Eighth Amendment Letter Agreement

On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Eighth Amendment Additional Term Commitment (the “Eighth Amendment Letter Agreement”).

Pursuant to the Eighth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Eighth Amendment Additional Term Commitment that are deposited in our Master Account, subject to the terms of such Eighth Amendment Letter Agreement. In addition, the Eighth Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Eighth Amendment Additional Term Commitment, such Eighth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Ninth Amendment Letter Agreement

On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Ninth Amendment Additional Term Commitment (the “Ninth Amendment Letter Agreement”). Pursuant to the Ninth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Ninth Amendment Additional Term Commitment that are deposited in our Master Account, subject to the terms of such Ninth Amendment Letter Agreement. In addition, the Ninth Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Ninth Amendment Additional Term Commitment, such Ninth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

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

Sixth Intercreditor Agreement Amendments

On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 6 to Intercreditor Agreement (the “Sixth Pari Passu Intercreditor Agreement
Amendment”), dated April 18, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Pari Passu Intercreditor Agreement. On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 6 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Sixth Amendment”), dated April 18, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as administrative agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as collateral agent under the indenture governing the 2021 Notes. The Sixth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Sixth Amendment permit the Eighth Amendment Additional Term Commitment by increasing the Term Loan Cap (as defined therein) from $72.4 million to $76.3 million. The Term Loan Cap is higher than the commitment under the Term Loan Agreement, as it includes, in addition to the Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Seventh Intercreditor Agreement Amendments

On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 7 to Intercreditor Agreement (the “Seventh Pari Passu Intercreditor Agreement Amendment”), dated April 24, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Pari Passu Intercreditor Agreement. On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 7 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Seventh Amendment”), dated April 24, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Second Lien Intercreditor Agreement. The Seventh Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Seventh Amendment permit the Ninth Amendment Additional Term Commitment by increasing the Term Loan Cap (as defined therein) from $76.3 million to $82.9 million. The Term Loan Cap is higher than the commitment under the Term Loan Agreement, as it includes, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Deferral of Interest Payment and Debt Instrument Defaults

On April 17, 2017, we elected to exercise our 30-day grace periods and defer making the approximately $2.0 million in cash interest payments due April 17, 2017 on our outstanding 2018 Notes, and the approximately $9.0 million in cash interest payments due April 17, 2017 on our outstanding 2021 Notes. Under the Indenture governing the 2018 Notes and the 2021

Notes, we have a 30-day grace period following the April 17, 2017 interest payment date to make the interest payments before an event of default would occur.

The occurrence of an event of default under the Indentures would also constitute an event of default under our ABL Facility, and Term Loan Agreement. As previously disclosed, we are in default under our ABL Facility and such default constitutes an event of cross-default under the Term Loan Agreement and the Indentures. The lenders under the ABL Facility and Term Loan Agreement and the trustees and noteholders under the Indentures have not yet exercised their rights and remedies in respect of such defaults; however, they may choose to do so at any time. We do not have sufficient liquidity to repay the obligations under the ABL Facility, Term Loan Agreement, or the Indentures. As such, the holders of our indebtedness may initiate foreclosure actions at any time. As previously disclosed, we filed a prepackaged plan of reorganization under chapter 11 of the United States Bankruptcy Code on May 1, 2017, in order to restructure our outstanding indebtedness. In addition, the filing of the Plan constituted an event of default that accelerated the Company’s obligations under the ABL Facility, Term Loan, indenture governing the 2018 Notes, indenture governing the 2021 Notes, and note issued in connection with the acquisition of the remaining 49% interest in AWS.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Plan automatically stayed most actions against the Nuverra Parties, including actions to collect indebtedness incurred prior to the filing of the Plan or to exercise control over the Nuverra Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the chapter 11 cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Nuverra Parties or their property to recover on, collect or secure a claim arising prior to the filing of the Plan or to exercise control over property of the Nuverra Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. As a result, the filing of the Plan with the Bankruptcy Court automatically stayed any potential action arising from the default under the ABL Facility, Term Loan, and the indentures governing our 2018 Notes and 2021 Notes, and we expect such indebtedness will be discharged through the chapter 11 proceeding.

OTCQB Listing Removal

On May 1, 2017, the Company notified the OTCQB U.S. Market (the “OTCQB”) that it had filed the Plan and commenced the chapter 11 cases. As an issuer may not be listed on the OTCQB if it is subject to bankruptcy or reorganization proceedings, as a result of filing the Plan, on May 2, 2017, the OTCQB removed the Company from listing on the OTCQB and the Company began trading on the OTC Pink Marketplace under the symbol “NESCQ”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our Annual Report on Form 10-K for fiscal year 2016, herein on page 54, and in our other filings with the SEC for a description of important factors that could cause actual results to differ from expected results.
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
We support our customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas from shale formations. Current services, as well as prospective services in which we have made investments, include (i) logistics management, including via procurement, delivery, collection, storage, treatment, recycling and disposal of solid and liquid materials and waste products; (ii) temporary and permanent water midstream assets, consisting of temporary and permanent pipeline facilities and other waste management infrastructure assets; (iii) equipment rental and staging services; and (iv) other ancillary services for E&P companies focused on the extraction of oil and natural gas resources from shale formations.
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
As a result of our historical acquisition activity to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide, we have accumulated a large level of indebtedness. Due to the continued decline in oil and natural gas prices, and the resulting decrease in drilling and completion activities, we have experienced a lower demand for our services over the last two years. The decrease in demand for our services impacts our overall liquidity and our ability to generate sufficient cash to meet our debt obligations and operating needs. Additionally, if the decrease in demand for our services continues for a prolonged period of time, or if we make downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets. See the "Liquidity and Capital Resources" discussion later in this section for further details.

In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we entered into a Restructuring Support Agreement with holders (the "Supporting Noteholders") of 100% of the existing Term Loan Debt and approximately 86% of our 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the "2021 Notes") on April 9, 2017, which was further amended on April 20, 2017 and April 28, 2017 (the "Restructuring Support Agreement"). See the "Subsequent Events Related to the Chapter 11 Cases, Indebtedness, and Restructuring Plan" section included in Item 2, as well as Note 17 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Recent Developments

On May 1, 2017, the Company and its subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, the “Plan”). The Nuverra Parties’ chapter 11 cases are being jointly administered under the caption In re Nuverra Environmental

Solutions, Inc., et al. (Case Nos. 17-10949 through 17-10962). No trustee has been appointed, and the Nuverra Parties will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to continue our operations without interruption during the pendency of the chapter 11 cases, but there can be no assurances.

The subsidiary Debtors in the chapter 11 Cases are Heckmann Water Resources Corporation, Heckmann Water Resources (CVR) Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels, LLC (a Delaware limited liability company), Badlands Power Fuels LLC (a North Dakota limited liability company), Landtech Enterprises, L.L.C., Badlands Leasing, LLC, Ideal Oilfield Disposal, LLC, Nuverra Total Solutions, LLC, NES Water Solutions, LLC and Heckmann Woods Cross, LLC.

On May 2, 2017, to assure ordinary course operations, the Bankruptcy Court entered an interim order (the “DIP Order”) approving on an interim basis a variety of “first day” motions seeking various relief and authorizing the Nuverra Parties to maintain their operations in the ordinary course. The DIP Order, among other things, authorized the Nuverra Parties to (i) enter into, execute, and deliver the DIP Revolving Facility (as defined below) and the DIP Term Loan Agreement (as defined below), and (ii) borrow, on an interim basis, $2.5 million under the DIP Term Loan Agreement, $10.0 million under the DIP Revolving Facility in the aggregate, and $7.5 million under the DIP Term Loan Agreement in the aggregate (including the $2.5 million initial advance made on May 3, 2017) during the interim period before the Bankruptcy Court considers entry of the DIP Order on a final basis. The Bankruptcy Court set a hearing for May 31, 2017 to consider approval of the DIP Order on a final basis.

In connection with the filing of the chapter 11 cases, on May 3, 2017, following the authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Revolving Facility Lenders”), Wells Fargo Bank, National Association, as administrative agent, and other agents party thereto, closed a Debtor-in-Possession Credit Agreement (the “DIP Revolving Facility”), dated as of April 30, 2017, pursuant to which the DIP Revolving Facility Lenders agreed to provide the Company a secured revolving credit facility up to a maximum amount of $31.5 million to, among other things, refinance obligations under the Company's ABL Facility and finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Revolving Facility is subject to the Bankruptcy Court's approval of the DIP Order on a final basis.

In addition to the DIP Revolving Facility and in connection with the filing of the chapter 11 cases, on May 3, 2017, following the authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Term Loan Agreement Lenders”), and Wilmington Savings Fund Society, FSB, as administrative agent, closed a Debtor-in-Possession Term Loan Credit Agreement (the “DIP Term Loan Agreement”), dated as of April 30, 2017, pursuant to which the DIP Term Loan Lenders agreed to provide the Company with an initial term loan in the amount of $2.5 million and subsequent term loans not to exceed $12.5 million in the aggregate to, among other things, finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Term Loan Lenders made the initial term loan on May 3, 2017, which the Company is using for general corporate purposes. The DIP Term Loan Agreement is subject to the Bankruptcy Court's approval of the DIP Order on a final basis.

See “Subsequent Events Related to the Chapter 11 Cases, Indebtedness and Restructuring Plan” for a further discussion on the Plan, the DIP Revolving Facility, and the DIP Term Loan Agreement.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have resulted in reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets and these cuts in spending curtailed drilling programs, as well as discretionary spending on well services in certain shale areas, and accordingly reduced demand for our services in these areas. As a result of the decline in oil prices that began in the fourth quarter of 2014 and continued throughout most of 2016, drilling and completion activities in the oil and "wet" gas basins such as the Eagle Ford, Utica and Bakken shale areas experienced a dramatic decline. Accordingly, our customer base reduced their capital programs and drilling and completion activity levels during 2016.
Due to oil prices becoming more stable in early 2017, we are beginning to see drilling and completion activities increase in all basins. We would expect continued stability or further price growth to lead to increased drilling and completion activities by our customer base during 2017 when compared to 2016. Increased drilling and completion activities would likely lead to a higher demand for our services in 2017; however, there is no guarantee that oil prices will remain stable, drilling and completion activities in basins will continue to increase, or we will see an increase in a demand for our services in 2017.
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica Shale areas, (v) labor costs, which decreased during 2016 but are expected to increase during 2017, (vi) developments in governmental regulations, (vii) seasonality and weather events, (viii) pricing and (ix) our health, safety and environmental performance record.

The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue - from predominantly oil shale areas (a)	$26,392	$28,469
Revenue - from predominantly gas shale areas (b)	12,831	18,506
Total revenue	$39,223	$46,975

Loss from continuing operations before income taxes	$(35,962)	$(27,216)
Loss from continuing operations	(35,962)	(27,271)
EBITDA (c, d)	(8,883)	674
_________________________

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford and Permian Basin Shale areas.

(b)	Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Utica and Haynesville Shale areas.

(c)
Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (or “GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources - EBITDA”.

(d)	Our debt covenants, as described further in our 2016 Annual Report on Form 10-K, are based on EBITDA adjusted for certain items as defined.
The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2016 Annual Report on Form 10-K.

Results of Operations
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	March 31,		March 31,		Increase (Decrease)
	2017	2016	2017	2016	2017 vs 2016
Non-rental revenue	$35,418	$44,026	90.3%	93.7%	$(8,608)	(19.6)%
Rental revenue	3,805	2,949	9.7%	6.3%	856	29.0%
Total revenue	39,223	46,975	100.0%	100.0%	(7,752)	(16.5)%
Costs and expenses:
Direct operating expenses	34,289	38,617	87.4%	82.2%	(4,328)	(11.2)%
General and administrative expenses	12,359	7,452	31.5%	15.9%	4,907	65.8%
Depreciation and amortization	12,871	15,845	32.8%	33.7%	(2,974)	(18.8)%
Total costs and expenses	59,519	61,914	151.7%	131.8%	(2,395)	(3.9)%
Operating loss	(20,296)	(14,939)	(51.7)%	(31.8)%	(5,357)	35.9%
Interest expense, net	(14,208)	(12,045)	(36.2)%	(25.6)%	(2,163)	18.0%
Other (expense) income, net	(1,458)	158	(3.7)%	0.3%	(1,616)	(1,022.8)%
Loss on extinguishment of debt	—	(390)	—%	(0.8)%	390	(100.0)%
Loss from continuing operations before income taxes	(35,962)	(27,216)	(91.7)%	(57.9)%	(8,746)	32.1%
Income tax expense	—	(55)	—%	(0.1)%	55	(100.0)%
Loss from continuing operations	(35,962)	(27,271)	(91.7)%	(58.1)%	(8,691)	31.9%
Income from discontinued operations, net of income taxes	—	55	—%	0.1%	(55)	(100.0)%
Net loss attributable to common shareholders	$(35,962)	$(27,216)	(91.7)%	(57.9)%	$(8,746)	32.1%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets, and/or through water midstream assets owned by us, to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended March 31, 2017 was $35.4 million, down $8.6 million, or 19.6%, from $44.0 million in the prior year period. Although we are seeing rig counts begin to increase in 2017 compared to those operating during the same period in 2016, there is a lag in revenue relative to newly added rigs, reactivating equipment, and rehiring drivers. Additionally, revenues in early 2016 were still influenced by higher rig counts at the end of 2015. These factors have led to lower non-rental revenue as compared to the same period in the prior year.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended March 31, 2017 was $3.8 million, down $0.9 million, or 29.0%, from $2.9 million in the prior year period. The decrease was the result of lower utilization of our equipment rental fleet in conjunction with the reduction in drilling and completion activities due to depressed oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2017 decreased $4.3 million to $34.3 million compared to the prior year period. The decrease in direct operating expenses is attributable to lower revenues as a result of decreased activities, as well as our continued focus on our cost-management initiatives. Additionally, direct operating expenses during the three months ended March 31, 2017 and March 31, 2016 included a loss on the sale of assets of $49,000 and a gain on the sale of assets of $1.1 million, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2017 amounted to $12.4 million, an increase of $4.9 million from $7.5 million in the prior year period. The increase is primarily driven by professional fees related to our debt restructuring plans. See the "Subsequent Events Related to the Chapter 11 Cases, Indebtedness, and Restructuring Plan" section included in Item 2, as well as Note 17 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2017 was $12.9 million, down $3.0 million, or 18.8%, from $15.8 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending and sold underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers.
Interest Expense, net
Interest expense, net during the three months ended March 31, 2017 was $14.2 million, up $2.2 million or 18.0% from $12.0 million in the prior year period. The increase in interest expense compared to the prior year period is primarily attributable to the restructuring of our indebtedness during 2016 which resulted in higher interest rates.
Other (Expense) Income, net
Other expense, net was $1.5 million for the three months ended March 31, 2017, compared to other income, net of $0.2 million in the prior year period. The difference is primarily attributable to the $1.6 million loss associated with the change in fair value of the derivative warrant liability during the three months ended March 31, 2017. We issued warrants with derivative features in connection with our debt restructuring during the three months ended June 30, 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in "Other (expense) income, net." See Note 5 and Note 8 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Loss on Extinguishment of Debt
During the three months ended March 31, 2016, we amended our ABL Facility, reducing the maximum revolver commitment, and as a result wrote-off a portion of the unamortized debt issuance costs associated with the ABL Facility.
Income Taxes
Income tax expense was zero for the three months ended March 31, 2017, compared to $55,000 in the prior year period. The primary item impacting income taxes for the three months ended March 31, 2016 and March 31, 2017 was the valuation allowance against our deferred tax assets.
We have significant deferred tax assets, consisting primarily of NOLs, which have a limited life, generally expiring between the years 2029 and 2037, and capital losses, which have a five year carryforward expiring in 2020. We regularly assess the positive and negative evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred this year and in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at March 31, 2017 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance has been recorded against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for 2017.

Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital has historically been from borrowings available under our ABL Facility and Term Loan, with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital for 2017 have included cash generated by our operations, restructuring transactions including borrowings from our Term Loan, asset sales and borrowings under our ABL Facility to the extent our borrowing base and financial covenants permitted such borrowings. Cash generated by our operations alone is not sufficient to fund operations.
We have incurred losses from continuing operations of $36.0 million for the three months ended March 31, 2017 and $27.3 million for the three months ended March 31, 2016. Cash used in operating activities was $7.3 million for the three months ended March 31, 2017. At March 31, 2017, we had cash and cash equivalents of $0.2 million.
The maturity date of our ABL Facility occurred on March 31, 2017, and, as a result, all commitments under the ABL Facility have been terminated, the lenders under the ABL Facility have no obligation to provide additional loans or otherwise extend credit under the ABL Facility, and all obligations under the ABL Facility are due and payable. As we have not repaid all outstanding obligations under the ABL Facility, we are in default under the ABL Facility and the lenders under the ABL Facility are entitled to exercise their rights and remedies. In addition, the default under the ABL Facility constituted an event of cross-default under the Term Loan and the indentures governing the Company’s 2018 Notes and 2021 Notes. In addition, the filing of the Plan constituted an event of default that accelerated the Company’s obligations under the ABL Facility, Term Loan, indenture governing the 2018 Notes, indenture governing the 2021 Notes, and note issued in connection with the acquisition of the remaining 49% interest in AWS. The Company does not have sufficient liquidity to repay the obligations under the ABL Facility, Term Loan, or indentures governing our 2018 Notes and 2021 Notes. The filing of the Plan, however, automatically stayed any effort to enforce such payment obligations under the foregoing debt instruments, and the debt holders’ enforcement rights are subject to the applicable provisions of the Bankruptcy Code.

In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we have entered into the Restructuring Support Agreement. Under the Restructuring Support Agreement, the Supporting Noteholders have agreed, subject to certain terms and conditions, to support a financial restructuring of Nuverra (the “Restructuring”) pursuant to a prepackaged plan of reorganization (the “Plan”) to be filed in a case commenced under chapter 11 of the United States Bankruptcy Code. We filed the Plan on May 1, 2017. Among other terms and conditions, the Restructuring Support Agreement provides for interim financing to us prior to the filing of the Plan, debtor in possession financing of $44.0 million (“DIP Financing”), a $150.0 million rights offering following confirmation of the Plan (the “Rights Offering”) and, if necessary after the Rights Offering, exit financing to fund required disbursements under the Plan (“Exit Financing”). We anticipate that the Restructuring will provide us will sufficient liquidity to continue our operations; however, there can be no assurances to that effect. There can also be no assurances that we will be able to successfully consummate the Restructuring. See the "Subsequent Events Related to the Chapter 11 Cases, Indebtedness, and Restructuring Plan" discussions later in this section for further details on the Restructuring.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, we had an accumulated deficit at March 31, 2017 and December 31, 2016, and a net loss for the three months ended March 31, 2017 and 2016. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern. We are attempting to generate sufficient revenues and reduce costs; however, our cash position may not be sufficient to support our daily operations if we are not successful. Our ability to continue as a going concern is dependent upon our ability to generate sufficient liquidity to meet our obligations and operating needs. While we were in compliance with our existing debt arrangements as of December 31, 2016, we were no longer in compliance as of March 31, 2017. We recognize that absent a successful Restructuring, it is likely that we will not have enough liquidity, including cash on hand, to service our debt obligations and fund day-to-day operations through fiscal 2017. Without receipt of the DIP Financing, Rights Offering proceeds, and Exit Financing, our existing cash and other sources of liquidity would not be sufficient to continue our operations (excluding debt payments). See the "Subsequent Events Related to the Chapter 11 Cases, Indebtedness, and Restructuring Plan" discussions later in this section for details on the Restructuring.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
Net cash (used in) provided by:	2017	2016
Operating activities	$(7,286)	2,565
Investing activities	(579)	(172)
Financing activities	7,062	(41,672)
Net decrease in cash and cash equivalents	$(803)	$(39,279)
Operating Activities
Net cash used in operating activities was $7.3 million for the three months ended March 31, 2017. The net loss from continuing operations, after adjustments for non-cash items, used cash of $12.2 million, compared to $10.4 million in the corresponding 2016 period. Changes in operating assets and liabilities provided $4.9 million in cash primarily due to an increase in accounts payable and accrued expenses. The non-cash items and other adjustments included $12.9 million of depreciation and amortization of intangible assets, accrued interest added to debt principal of $6.3 million, amortization of debt issuance costs of $1.8 million, a $1.6 million loss resulting from the change in the fair value of the derivative warrant liability, an increase in bad debt expense of $0.8 million, and stock-based compensation expense of $0.3 million.
Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2016. The net loss from continuing operations, after adjustments for non-cash items, used cash of $10.4 million. Changes in operating assets and liabilities provided $13.0 million primarily due to a decrease in accounts receivable as a result of lower activity levels and billings in the current year and an increase in accounts payable and accrued liabilities, offset by increases in prepaid expenses and other assets. The non-cash items and other adjustments included $15.8 million of depreciation and amortization of intangible assets, amortization of debt issuance costs of $1.2 million, stock-based compensation expense of $0.4 million and the write off of debt issuance costs of $0.4 million, partially offset by a $1.1 million gain on disposal of property, plant and equipment.
Investing Activities
Net cash used in investing activities was $0.6 million for the three months ended March 31, 2017 and primarily consisted of $1.0 million of purchases of property, plant and equipment, offset by $0.4 million of proceeds from the sale of property, plant and equipment.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2016 and consisted primarily of $1.4 million of purchases of property, plant and equipment and a $0.2 million increase in restricted cash as a result of the daily sweep of our collection lockbox and depository accounts implemented in March of 2016, offset by $1.4 million of proceeds from the sale of property, plant and equipment
Financing Activities
Net cash provided by financing activities was $7.1 million for the three months ended March 31, 2017 and was primarily comprised of $8.5 million of net borrowings under our ABL Facility, offset by $1.5 million of payments on vehicle financing and other financing activities.
Net cash used by financing activities was $41.7 million for the three months ended March 31, 2016 and consisted of $39.6 million of net payments under our ABL Facility and $1.7 million of payments on vehicle financing and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. As a result of the depressed oil and natural gas prices, we have sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures (related to continuing operations) for the three months ended March 31, 2017 totaled $1.0 million compared to $1.4 million for the three months ended March 31, 2016. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $0.4 million and $1.4 million in the three months ended March 31, 2017 and 2016, respectively. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited above. We had no new equipment additions under capital leases in the three months ended March 31, 2017 or March 31, 2016. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2017 are expected to be financed through cash flow from operations, borrowings under the DIP Facilities, Rights Offering proceeds, exit financing (if needed), capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
We are highly leveraged and a substantial portion of our liquidity needs result from debt service requirements and from funding our costs of operations and capital expenditures. As of March 31, 2017, we had $500.8 million of indebtedness outstanding, consisting of $40.4 million of 2018 Notes, $355.6 million of 2021 Notes, $62.7 million under a Term Loan, $31.2 million under the ABL Facility, and $10.9 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS. See Note 7 and below for further details on our indebtedness.
Subsequent Events Related to the Chapter 11 Cases, Indebtedness, and Restructuring Plan

Voluntary Petition Under Chapter 11 of the Bankruptcy Code and Solicitation of Votes on the Plan

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The Nuverra Parties’ chapter 11 cases are being jointly administered under the caption In re Nuverra Environmental Solutions, Inc. et al. (Case Nos. 17-10949 through 17-10962). No trustee has been appointed, and the Nuverra Parties will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company expects to continue its operations without interruption during the pendency of the chapter 11 cases, but there can be no assurances.

On May 2, 2017, to assure ordinary course operations, the Bankruptcy Court entered the DIP Order approving on an interim basis a variety of “first day” motions seeking various relief and authorizing the Nuverra Parties to maintain their operations in the ordinary course. The DIP Order, among other things, authorized the Nuverra Parties to (i) enter into, execute, and deliver the DIP Revolving Facility and the DIP Term Loan Agreement, and (ii) borrow, on an interim basis, $2.5 million under the DIP Term Loan Agreement, $10.0 million under the DIP Revolving Facility in the aggregate, and $7.5 million under the DIP Term Loan Agreement in the aggregate (including the $2.5 million initial advance made on May 3, 2017). The Bankruptcy Court set a hearing for May 31, 2017 to consider approval of the DIP Order on a final basis.

On April 28, 2017, the Company commenced a solicitation of votes to accept or reject the Plan from holders of the 2018 Notes, 2021 Notes, and indebtedness under its Term Loan.

Debtor in Possession Financing

In connection with the filing of the chapter 11 cases, on May 3, 2017, following the authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Revolving Facility Lenders”), Wells Fargo Bank, National Association, as administrative agent, and other agents party thereto, closed a Debtor-in-Possession Credit Agreement (the “DIP Revolving Facility”), dated as of April 30, 2017, pursuant to which the DIP Revolving Facility Lenders agreed to provide the Company a secured revolving credit facility up to a maximum amount of $31.5 million to, among other things, refinance obligations under the Company's ABL Facility and finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Revolving Facility is subject to the Bankruptcy Court's approval of the DIP Order on a final basis.

The maturity date of the DIP Revolving Facility will be the earliest to occur of: (i) August 7, 2017, (ii) the occurrence of an Event of Default (as defined in the DIP Revolving Facility), and (iii) the effective date of any chapter 11 plan of reorganization confirmed in connection with the chapter 11 cases. The DIP Revolving Facility contains customary events of default, including events related to the chapter 11 proceedings, the occurrence of which could result in the acceleration of the Nuverra Parties’ obligation to repay the outstanding indebtedness under the DIP Revolving Facility. The Nuverra Parties’ obligations under the DIP Revolving Facility are secured by a senior security interest in, and lien on, substantially all the assets of the Nuverra Parties.

In addition to the DIP Revolving Facility and in connection with the filing of the chapter 11 cases, on May 3, 2017, following authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Term Loan Agreement Lenders”), and Wilmington Savings Fund Society, FSB, as administrative agent, closed a Debtor-in-Possession Term Loan

Credit Agreement (the “DIP Term Loan Agreement”), dated as of April 30, 2017, pursuant to which the DIP Term Loan Lenders agreed to provide the Company with an initial term loan in the amount of $2.5 million and subsequent term loans not to exceed $12.5 million in the aggregate to, among other things, finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Term Loan Lenders made the initial term loan on May 3, 2017, which the Company is using for general corporate purposes. The DIP Term Loan Agreement is subject to the Bankruptcy Court's approval of the DIP Order on a final basis.

The maturity date of the DIP Term Loan Agreement will be the earliest to occur of: (i) August 7, 2017, (ii) the occurrence of an Event of Default (as defined in the DIP Term Loan Agreement), and (iii) the effective date of any chapter 11 plan of reorganization confirmed in connection with the chapter 11 cases. The DIP Term Loan Agreement contains customary events of default, including events related to the chapter 11 proceedings, the occurrence of which could result in the acceleration of the Nuverra Parties’ obligation to repay the outstanding indebtedness under the DIP Term Loan Agreement. The Nuverra Parties’ obligations under the DIP Term Loan Agreement are secured by a security interest in, and lien on, substantially all the assets of the Nuverra Parties.

Restructuring Support Agreement

On April 9, 2017, the Nuverra Parties entered into the Restructuring Support Agreement with the Supporting Noteholders, which was further amended on April 20, 2017 and April 28, 2017. Under the Restructuring Support Agreement, the Supporting Noteholders have agreed, subject to certain terms and conditions, to support the Restructuring pursuant to the prepackaged Plan which was filed in a case commenced under chapter 11 of the United States Bankruptcy Code.

The Plan is based on the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement (the “Term Sheet”) which includes:

•
debtor in possession financing (the “DIP Facilities”), consisting of the DIP Revolving Facility provided by the lenders under the Company’s ABL Facility and the DIP Term Loan Agreement provided by one or more of the lenders under the Company’s Term Loan;

•
a rights offering (the “Rights Offering”) to be commenced following the confirmation of the Plan, pursuant to which the Company will distribute freely transferrable rights (the “Rights”) to permit the holders thereof to acquire, in the aggregate, $150.0 million of newly issued common stock of the reorganized company at an enterprise valuation of $350.0 million (the “Plan Value”);

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

•
satisfaction in full of all DIP Term Loan Agreement claims and Term Loan claims (collectively, the “Term Loan Claims”) as follows: (i) by converting the first $75.0 million of Term Loan Claims to newly issued common stock of the reorganized company at Plan Value, subject to dilution by a new management incentive plan, the Rights Offering, and the conversion of the remainder of the Term Loan Claims, and (ii) the remaining Term Loan Claims, if any, to be paid in cash from the proceeds of the Rights Offering in excess of $50.0 million after repayment of the ABL Facility claims and other expenses, with any remaining balance thereafter to be converted to newly issued common stock of the reorganized company at Plan Value (subject to dilution);

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

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the solicitation of votes to approve the Plan, commencement of the chapter 11 cases, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to the DIP Facilities. The Restructuring Support Agreement also required the Company to enter into a new employment agreement with Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman, on terms mutually acceptable to Mr. Johnsrud and the Supporting Noteholders, which will be assumed by the Nuverra Parties under the Plan.

Amended and Restated Employment Agreement

Pursuant to the Restructuring Support Agreement, on April 28, 2017, the Company and Mr. Johnsrud entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”), which amends and restates in its entirety the Employment Agreement between the Company and Mr. Johnsrud, dated as of November 30, 2012, as amended by the First Amendment to Employment Agreement effective as of January 1, 2017. Pursuant to the Amended Employment Agreement, Mr. Johnsrud will continue to serve as the Company’s President, Chief Executive Officer, and Chairman of the board of directors (the “Board”) for a three year term, with such term to be extended for an additional year beginning on the first day after the initial term and on each anniversary thereafter, unless either the Company or Mr. Johnsrud provide written notice of termination pursuant to the terms of the Amended Employment Agreement.

For Mr. Johnsrud’s services, he will continue to be paid his current annual base salary of $700,000, which may be increased by the Board at any time. In addition, Mr. Johnsrud will receive an annual bonus based on terms to be determined by the Board, insurance benefits, and shall be entitled to participate in any of the Company’s current or future incentive compensation and stock option plans. Upon executing the Amended Employment Agreement, Mr. Johnsrud is entitled to receive an incentive bonus in the amount equal to $700,000, payable in two installments, subject to Mr. Johnsrud’s continued employment through each payment date, as follows: (i) $233,333, payable as soon as practicable, and (ii) $466.667, payable within fifteen days following the effectiveness of the Plan.

Following the consummation of the chapter 11 cases, Mr. Johnsrud will receive an award of stock options in two tranches to purchase (i) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $475.0 million and (ii) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $525.0 million. Each tranche of options will vest in substantially equal installments on the first three anniversaries following the date of the consummation of the chapter 11 cases. The Amended Employment Agreement also requires the Company to establish a management incentive plan under which shares of common stock of the Company equal to 12.5% of the outstanding equity securities of the Company will be available for issuance, and to issue Mr. Johnsrud, as soon as reasonably practicable following the consummation of the chapter 11 cases, restricted stock units that represent 7.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis.

Mr. Johnsrud may terminate his employment under the Amended Employment Agreement upon at least thirty days written notice, for good reason (as defined in the Amended Employment Agreement), or a Change of Control (as defined in the Amended Employment Agreement). The Amended Employment Agreement also restricts Mr. Johnsrud from engaging in competitive activities during the term of his employment and thereafter until the later of (i) the end of the initial three year term or any applicable one year extension and (ii) one year following Mr. Johnsrud’s termination of employment.

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

The Fifth Term Loan Agreement Amendment required us to (i) on or before April 7, 2017, enter into a restructuring support agreement and other documentation required by the Term Loan Lenders in connection with the restructuring of the indebtedness of the Company and its subsidiaries; (ii) appoint Robert D. Albergotti as the Chief Restructuring Officer to the Company; and (iii) within five days of Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under the our ABL Facility and to pay all premiums for such title policies.

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

The Sixth Term Loan Agreement Amendment required us, among other things, to (i) on or before April 7, 2017, enter into the Restructuring Support Agreement and other documentation requested by the Term Loan Lenders in connection with the Restructuring; and (ii) within 5 days of Sixth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums for such title policies.

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

The Seventh Term Loan Agreement Amendment required us, among other things, to (i) comply with the terms and conditions of the Restructuring Support Agreement; and (ii) within 5 days of Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums for such title policies.

Eighth Amendment to Term Loan

On April 18, 2017 (the “Eighth Amendment Effective Date”), we entered into an Eighth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Eighth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Credit Agreement by increasing the Term Loan Lenders’ commitment and the principal amount borrowed by the Company under the Term Loan Agreement from $65.8 million to $69.3 million (the “Eighth Amendment Additional Term Commitment”). The Eighth Amendment Additional Term Commitment is in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined in the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Eighth Term Loan Agreement Amendment, we are required to use a portion of the net cash proceeds of the Eighth Amendment Additional Term Commitment of $3.5 million to pay the fees, costs and expenses incurred in connection with the Eighth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes. We intend to use the additional liquidity provided by the Eighth Amendment Additional Term Commitment to fund our business operations until the filing of a prepackaged plan of reorganization under chapter 11 of the United States Bankruptcy Code.

As a condition to the effectiveness of the Eighth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under the ABL Facility providing, among other things, that the agent under the ABL Facility would not exercise any remedies with respect to the Eighth Amendment Additional Term Commitment deposited in our Master Account, subject to the terms of such letter agreement. The Eighth Term Loan Agreement Amendment required us, among other things, to (i) comply with the terms and conditions of the previously disclosed Restructuring Support Agreement; and (ii) within 5 days of the Eighth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under our Term Loan Agreement and to pay all premiums or such title policies.

Ninth Amendment to Term Loan

On April 24, 2017 (the “Ninth Amendment Effective Date”), we entered into an Ninth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Ninth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amends the Term Loan Credit Agreement by increasing the Term Loan Lenders’ commitment and the principal amount borrowed by the Company under the Term Loan Agreement from $69.3 million to $75.4 million (the “Ninth Amendment Additional Term Commitment”). The Ninth Amendment Additional Term Commitment is in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined in the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Ninth Term Loan Agreement Amendment, we are required to use a portion of the net cash proceeds of the Ninth Amendment Additional Term Commitment of $6.0 million to pay the fees, costs and expenses incurred in connection with the Ninth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, will be available for general operating, working capital and other general corporate purposes. We intend to use the additional liquidity provided by the Ninth Amendment Additional Term Commitment to fund its business operations until the filing of the Plan.

As a condition to the effectiveness of the Ninth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under our ABL Facility providing, among other things, that the agent under the ABL Facility would not exercise any remedies with respect to the Ninth Amendment Additional Term Commitment deposited in our Master Account, subject to the terms of such letter agreement.

The Ninth Term Loan Agreement Amendment required us, among other things, to (i) comply with the terms and conditions of the RSA; and (ii) within 5 days of the Ninth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under the Company’s Term Loan Agreement and to pay all premiums for such title policies.

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

Eighth Amendment Letter Agreement

On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Eighth Amendment Additional Term Commitment (the “Eighth Amendment Letter Agreement”). Pursuant to the Eighth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Eighth Amendment Additional Term Commitment that are deposited in our Master Account, subject to the terms of such Eighth Amendment Letter Agreement. In addition, the Eighth Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Eighth Amendment Additional Term Commitment, such Eighth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Ninth Amendment Letter Agreement

On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Ninth Amendment Additional Term Commitment (the “Ninth Amendment Letter Agreement”). Pursuant to the Ninth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Ninth Amendment Additional Term Commitment that are deposited in our Master Account, subject to the terms of such Ninth Amendment Letter Agreement. In addition, the Ninth Amendment Letter Agreement provides that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Ninth Amendment Additional Term Commitment, such Ninth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

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

Sixth Intercreditor Agreement Amendments

On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 6 to Intercreditor Agreement (the “Sixth Pari Passu Intercreditor Agreement
Amendment”), dated April 18, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Pari Passu Intercreditor Agreement. On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 6 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Sixth Amendment”), dated April 18, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as administrative agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as collateral agent under the indenture governing the 2021 Notes. The Sixth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Sixth Amendment permit the Eighth Amendment Additional Term Commitment by increasing the Term Loan Cap (as defined therein) from $72.4 million to $76.3 million. The Term Loan Cap is higher than the commitment under the Term Loan Agreement, as it includes, in addition to the Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Seventh Intercreditor Agreement Amendments

On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 7 to Intercreditor Agreement (the “Seventh Pari Passu Intercreditor Agreement Amendment”), dated April 24, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amends the Pari Passu Intercreditor Agreement. On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 7 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Seventh Amendment”), dated April 24, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amends the Second Lien Intercreditor Agreement. The Seventh Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Seventh Amendment permit the Ninth Amendment Additional Term Commitment by increasing the Term Loan Cap (as defined therein) from $76.3 million to $82.9 million. The Term Loan Cap is higher than the commitment under the Term Loan Agreement, as it includes, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Deferral of Interest Payment and Debt Instrument Defaults

On April 17, 2017, we elected to exercise our 30-day grace periods and defer making the approximately $2.0 million in cash interest payments due April 17, 2017 on our outstanding 2018 Notes, and the approximately $9.0 million in cash interest payments due April 17, 2017 on our outstanding 2021 Notes. Under the Indenture governing the 2018 Notes and the 2021 Notes, we have a 30-day grace period following the April 17, 2017 interest payment date to make the interest payments before an event of default would occur.

The occurrence of an event of default under the Indentures would also constitute an event of default under our ABL Facility, and Term Loan Agreement. As previously disclosed, we are in default under our ABL Facility and such default constitutes an event of cross-default under the Term Loan Agreement and the Indentures. The lenders under the ABL Facility and Term Loan Agreement and the trustees and noteholders under the Indentures have not yet exercised their rights and remedies in respect of such defaults; however, they may choose to do so at any time. We do not have sufficient liquidity to repay the obligations under the ABL Facility, Term Loan Agreement, or the Indentures. As such, the holders of our indebtedness may initiate foreclosure actions at any time. As previously disclosed, we filed a prepackaged plan of reorganization under chapter 11 of the United States Bankruptcy Code on May 1, 2017, in order to restructure our outstanding indebtedness. In addition, the filing of the Plan constituted an event of default that accelerated the Company’s obligations under the ABL Facility, Term Loan, indenture governing the 2018 Notes, indenture governing the 2021 Notes, and note issued in connection with the acquisition of the remaining 49% interest in AWS.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Plan automatically stayed most actions against the Nuverra Parties, including actions to collect indebtedness incurred prior to the filing of the Plan or to exercise control over the Nuverra Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the chapter 11 cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Nuverra Parties or their property to recover on, collect or secure a claim arising prior to the filing of the Plan or to exercise control over property of the Nuverra Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. As a result, the filing of the Plan with the Bankruptcy Court automatically stayed any potential action arising from the default under the ABL Facility, Term Loan, and the indentures governing our 2018 Notes and 2021 Notes, and we expect such indebtedness will be discharged through the chapter 11 proceeding.

OTCQB Listing Removal

On May 1, 2017, the Company notified the OTCQB U.S. Market (the “OTCQB”) that it had filed the Plan and commenced the chapter 11 cases. As an issuer may not be listed on the OTCQB if it is subject to bankruptcy or reorganization proceedings, as a result of filing the Plan, on May 2, 2017, the OTCQB removed the Company from listing on the OTCQB and the Company began trading on the OTC Pink Marketplace under the symbol “NESCQ”.

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

The table below provides the reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Loss from continuing operations	$(35,962)	$(27,271)
Depreciation and amortization	12,871	15,845
Interest expense, net	14,208	12,045
Income tax expense (benefit)	—	55
EBITDA	$(8,883)	$674
Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance-sheet arrangements other than operating leases that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the three months ended March 31, 2017 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of accounting pronouncements recently issued that could potentially impact our consolidated financial statements.

Item  3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2016 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1. Legal Proceedings.
See “Legal Matters” in Note 12 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.
Item  1A. Risk Factors.
In addition to the risk factors below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Risks Related to the Restructuring and Our Indebtedness

The pursuit of the Restructuring Support Agreement has consumed, and the chapter 11 proceedings will continue to consume, a substantial portion of the time of our leadership team, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the Plan is designed to minimize the length of our chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure parties in interest that the Plan will be confirmed. The chapter 11 proceedings will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the chapter 11 proceedings are protracted.

During the pendency of the chapter 11 proceedings, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Trading in our securities is highly speculative and poses substantial risks. Under the Plan, the holders of our existing common stock will receive no consideration for the outstanding common stock following effectiveness of the Plan.  The Plan contemplates the cancellation of all existing shares of our common stock.  In addition, under the Plan the company’s 2018 Notes will receive approximately 0.25% of the reorganized equity of the Company, subject to dilution from the rights offering and management incentive programs, as outlined in the Restructuring Support Agreement.

We may be unable to maintain compliance with the covenants in our DIP Facilities, which could result in an event of default under the agreements governing the DIP Facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

The Nuverra Parties are subject to various covenants and events of default under the DIP Revolving Facility and the DIP Term Loan Agreement. Furthermore, the DIP Revolving Facility and the DIP Term Loan Agreement include a series of milestones related to the chapter 11 cases. Failure to comply with these covenants or milestones may result in an event of default under the DIP Revolving Facility and/or the DIP Term Loan Agreement and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation. If an event of default were to occur, the Company’s liquidity, financial condition, and results of operations would be materially and adversely affected and the Company would not have sufficient liquidity to fund its operations.

We may not obtain final approval by the Bankruptcy Court of the DIP Facilities, which would limit our access to funding to continue our operations.

The DIP Revolving Facility and the DIP Term Loan Agreement remain subject to final approval by the Bankruptcy Court. In the event that the DIP Revolving Facility and the DIP Term Loan Agreement are not approved, we will face a liquidity shortfall that, if not resolved, would jeopardize our ability to continue as a going concern and could ultimately result in our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2017, we repurchased an aggregate of 11,460 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock units.

Set forth below is a summary of the share repurchases, by period, during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
January 1, 2017 to January 31, 2017	10,489	$0.18
February 1, 2017 to February 28, 2017	—	—
March 1, 2017 to March 31, 2017	971	0.40
Total shares repurchased and total average price per share	11,460	$0.20

(1) The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the OTCQB.

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

Date:	May 8, 2017

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)