Form 10-Q
period 2017-06-30
Nuverra Environmental Solutions, Inc.
filed 2017-08-11
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2017 was 150,954,650.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	the expected timing and benefits of our completed restructuring under chapter 11 of the United States Bankruptcy Code to improve our long-term capital structure;

•	our ability to continue operations without interruption throughout the chapter 11 proceeding;

•	our ability to continue to meet the needs of our employees, customers, and vendors;

•	our ability to meet debt obligations and operating needs;

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, including the prolonged decline in oil and natural gas prices; and

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions.
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
These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include, among others:

•	the effects of the restructuring on the Company and the interests of various constituents;

•
risks and uncertainties associated with the restructuring process, including the outcome of a pending appeal of the order confirming the plan of reorganization and our ability to execute the requirements of the plan of reorganization subsequent to the effective date;

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our chapter 11 filing;

•	the bankruptcy and, as applicable, appellate, court's rulings in our chapter 11 cases, including appeals thereof, and the outcome of our chapter 11 cases in general;

•	risks associated with third-party motions, objections and appeals in our chapter 11 cases, including the pending appeal of the confirmation of the plan of reorganization;

•	the length of time the Company will operate under chapter 11 protection;

•	the potential adverse effects of the chapter 11 proceedings on our results of operations and business prospects;

•	the effects of the increased advisory costs incurred to execute the reorganization;

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$1,205	$994
Restricted cash	4,828	1,420
Accounts receivable, net of allowance for doubtful accounts of $2.0 and $1.7 million at June 30, 2017 and December 31, 2016, respectively	28,215	23,795
Inventories	3,980	2,464
Prepaid expenses and other receivables	3,244	3,516
Other current assets	6,163	107
Assets held for sale	631	1,182
Total current assets	48,266	33,478
Property, plant and equipment, net of accumulated depreciation of $171.0 and $148.9 million at June 30, 2017 and December 31, 2016, respectively	268,785	294,179
Equity investments	59	73
Intangibles, net	13,268	14,310
Other assets	339	564
Total assets	$330,717	$342,604
Liabilities and Shareholders' Deficit
Accounts payable	$6,293	$4,047
Accrued liabilities	27,351	18,787
Current portion of long-term debt	35,230	465,835
Derivative warrant liability	—	4,298
Total current liabilities	68,874	492,967
Deferred income taxes	495	495
Long-term debt	2,517	5,956
Long-term contingent consideration	—	8,500
Other long-term liabilities	3,689	3,752
Liabilities subject to compromise	479,338	—
Total liabilities	554,913	511,670
Commitments and contingencies
Shareholders' deficit:
Common stock	152	152
Additional paid-in capital	1,408,288	1,407,867
Treasury stock	(19,809)	(19,807)
Accumulated deficit	(1,612,827)	(1,557,278)
Total shareholders' deficit	(224,196)	(169,066)
Total liabilities and shareholders' deficit	$330,717	$342,604
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Non-rental revenue	$37,538	$31,369	$72,956	$75,395
Rental revenue	4,000	2,609	7,805	5,558
Total revenue	41,538	33,978	80,761	80,953
Costs and expenses:
Direct operating expenses	34,825	30,283	69,114	68,900
General and administrative expenses	8,867	14,204	21,226	21,656
Depreciation and amortization	12,107	15,206	24,978	31,051
Impairment of long-lived assets	—	2,664	—	2,664
Total costs and expenses	55,799	62,357	115,318	124,271
Operating loss	(14,261)	(28,379)	(34,557)	(43,318)
Interest expense, net (contractual interest for the three and six months ended June 30, 2017 of $15.1 and $29.3 million, respectively)	(5,338)	(13,973)	(19,546)	(26,018)
Other income, net	5,698	2,771	4,240	2,929
Loss on extinguishment of debt	—	(284)	—	(674)
Reorganization items, net	(5,704)	—	(5,704)	—
Loss from continuing operations before income taxes	(19,605)	(39,865)	(55,567)	(67,081)
Income tax benefit (expense)	18	(773)	18	(828)
Loss from continuing operations	(19,587)	(40,638)	(55,549)	(67,909)
Loss from discontinued operations, net of income taxes	—	(1,290)	—	(1,235)
Net loss attributable to common shareholders	$(19,587)	$(41,928)	$(55,549)	$(69,144)

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.13)	$(0.60)	$(0.37)	$(1.42)
Basic and diluted loss from discontinued operations	—	(0.02)	—	(0.03)
Net loss per basic and diluted common share	$(0.13)	$(0.62)	$(0.37)	$(1.45)

Weighted average shares outstanding used in computing net loss per basic and diluted common share	150,941	67,699	150,938	47,803
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(55,549)	$(69,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on the sale of TFI	—	1,235
Depreciation and amortization of intangible assets	24,978	31,051
Amortization of debt issuance costs, net	2,135	2,587
Accrued interest added to debt principal	8,575	—
Stock-based compensation	421	656
Impairment of long-lived assets	—	2,664
Gain on sale of UGSI	—	(1,694)
(Gain) loss on disposal of property, plant and equipment	(223)	727
Bad debt expense	784	254
Change in fair value of derivative warrant liability	(4,025)	(1,023)
Loss on extinguishment of debt	—	674
Deferred income taxes	—	48
Other, net	106	(33)
Changes in operating assets and liabilities:
Accounts receivable	(5,204)	21,938
Prepaid expenses and other receivables	710	(146)
Accounts payable and accrued liabilities	13,882	118
Other assets and liabilities, net	135	(2,506)
Net cash used in operating activities	(13,275)	(12,594)
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	3,027	5,995
Purchases of property, plant and equipment	(2,319)	(2,133)
Proceeds from the sale of UGSI	—	4,979
Change in restricted cash	(3,408)	(1,254)
Net cash (used in) provided by investing activities	(2,700)	7,587
Cash flows from financing activities:
Proceeds from revolving credit facility	76,072	76,979
Payments on revolving credit facility	(79,866)	(130,667)
Proceeds from term loan	15,700	24,000
Proceeds from DIP term loan	6,875	—
Payments for debt issuance costs	—	(985)
Payments on vehicle financing and other financing activities	(2,595)	(3,326)
Net cash provided by (used in) financing activities	16,186	(33,999)
Net increase (decrease) in cash and cash equivalents	211	(39,006)
Cash and cash equivalents - beginning of period	994	39,309
Cash and cash equivalents - end of period	$1,205	$303

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,399	$21,430
Cash paid for taxes, net	193	37

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
Risks and Uncertainties
On May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). The Nuverra Parties emerged from chapter 11 on August 7, 2017.

The Nuverra Parties’ chapter 11 cases are being jointly administered under the caption In re Nuverra Environmental Solutions, Inc., et al. (Case Nos. 17-10949 through 17-10962). The subsidiary Debtors in the chapter 11 cases are Heckmann Water Resources Corporation, Heckmann Water Resources (CVR) Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels, LLC (a Delaware limited liability company), Badlands Power Fuels LLC (a North Dakota limited liability company), Landtech Enterprises, L.L.C., Badlands Leasing, LLC, Ideal Oilfield Disposal, LLC, Nuverra Total Solutions, LLC, NES Water Solutions, LLC and Heckmann Woods Cross, LLC. Nuverra Rocky Mountain Pipeline, LLC and China Water LLC were excluded from the chapter 11 filing as these entities have no debt or operations.

On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Confirmation Order was stayed by its terms until August 4, 2017, except that certain provisions of the order were immediately effective for purposes of enabling the Company to pay fees, reimburse expenses, and enter into commitment agreements in connection with the Exit Facilities. On July 26, 2017, David Hargreaves, an individual holder of 9.875% unsecured senior notes due 2018 (the “2018 Notes”) appealed the Confirmation Order to the District Court for the District of Delaware and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors' committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal, concluding that: “The Bankruptcy Court's ruling is consistent with existing precedent, and Appellant has failed to establish that he will suffer irreparable harm in absence of a stay.” Notwithstanding the denial of the motion for stay pending appeal, Hargreaves' appeal remains pending in the District Court.

The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on August 7, 2017, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

See Note 3 on “Chapter 11 Cases and Restructuring Plan” and Note 18 on “Subsequent Events” for a discussion on the Plan, our debtor in possession financing agreements, and other items related to the Restructuring.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, we had an accumulated deficit at June 30, 2017 and December 31,

2016, and a net loss for the six months ended June 30, 2017 and 2016. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern.

In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we commenced the solicitation of votes on our chapter 11 cases on April 28, 2017. The Plan sought to implement a financial restructuring of the Nuverra Parties (the “Restructuring”) in cases commenced under chapter 11 of the United States Bankruptcy Code. On May 1, 2017, the Nuverra Parties commenced the chapter 11 cases and filed the Plan, which was subsequently amended. On July 25, 2017, the Bankruptcy Court entered an order confirming the amended Plan. The Plan became effective on August 7, 2017. See Note 3 on “Chapter 11 Cases and Restructuring Plan” for further discussion the Restructuring and the Plan.

We believe that the successful implementation of the Plan contemplated by our Restructuring, and coupled with the exit financing we entered into upon our emergence from the chapter 11 cases, will provide us with sufficient liquidity to support our operations and service our debt obligations. However, we believe there is still substantial doubt about our ability to continue as a going concern and our management will monitor and re-evaluate this each period.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach. Early adoption of ASU 2016-09 is permitted. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Based upon the current effective date, the new guidance would first apply to our reporting period starting January 1, 2019.

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

Note 3 - Chapter 11 Cases and Restructuring Plan

The following sections set forth information about the chapter 11 cases of the Nuverra Parties, which commenced on May 1, 2017. On August 7, 2017, the Effective Date, the Nuverra Parties emerged from chapter 11. The chapter 11 cases of the Nuverra Parties remain pending until closed by the Bankruptcy Court.

Voluntary Petition Under Chapter 11 of the Bankruptcy Code and Solicitation of Votes on the Plan

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The Nuverra Parties’ chapter 11 cases are being jointly administered under the caption In re Nuverra Environmental Solutions, Inc., et al. (Case Nos. 17-10949 through 17-10962). On May 19, 2017, an Official Committee of Unsecured Creditors (the “Committee”) was appointed in these cases by the United States Trustee for the District of Delaware.

Prior to commencement of the chapter 11 cases of the Nuverra Parties, on April 28, 2017, the Company commenced a solicitation of votes to accept or reject the Plan from holders of the 2018 Notes, 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the “2021 Notes”), and indebtedness under its prepetition term loan (the “Term Loan”). The Plan was accepted by all classes of creditors entitled to vote except for the class of holders of 2018 Notes.

Debtor in Possession Financing

In connection with the filing of the chapter 11 cases, on May 3, 2017, following the authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Revolving Facility Lenders”), Wells Fargo Bank, National Association, as administrative agent, and other agents party thereto, closed a Debtor-in-Possession Credit Agreement (the “DIP Revolving Facility”), dated as of April 30, 2017, pursuant to which the DIP Revolving Facility Lenders agreed to provide the Company a secured revolving credit facility up to a maximum amount of $31.5 million to, among other things, refinance obligations under the Company's asset based lending facility (the "ABL Facility") and finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings.

The maturity date of the DIP Revolving Facility was the earliest to occur of: (i) August 7, 2017, (ii) the occurrence of an Event of Default (as defined in the DIP Revolving Facility), and (iii) the effective date of any chapter 11 plan of reorganization confirmed in connection with the chapter 11 cases. The DIP Revolving Facility was paid in full pursuant to the Plan on the Effective Date.

In addition to the DIP Revolving Facility and in connection with the filing of the chapter 11 cases, on May 3, 2017, following authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Term Loan Agreement

Lenders”), and Wilmington Savings Fund Society, FSB ("Wilmington"), as administrative agent closed a Debtor-in-Possession Term Loan Credit Agreement (the “DIP Term Loan,” together with the DIP Revolving Facility, the “DIP Facilities”), dated as of April 30, 2017, pursuant to which the DIP Term Loan Lenders agreed to provide the Company with an initial term loan in the amount of $2.5 million and subsequent term loans not to exceed $12.5 million in the aggregate to, among other things, finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Term Loan Lenders made the initial term loan on May 3, 2017, which the Company used for general corporate purposes.

The maturity date of the DIP Term Loan was the earliest to occur of: (i) August 7, 2017, (ii) the occurrence of an Event of Default (as defined in the DIP Term Loan), and (iii) the effective date of any chapter 11 plan of reorganization confirmed in connection with the chapter 11 cases. The DIP Term Loan was converted to equity on the Effective Date pursuant to the Plan.

Restructuring Support Agreement and Plan of Reorganization

On April 9, 2017, the Nuverra Parties entered into the Restructuring Support Agreement with the holders (the “Supporting Noteholders”) of 100% of the existing debt under our Term Loan and approximately 86% of our 2021 Notes which was further amended on April 20, 2017 and April 28, 2017 and modified as set forth in the Plan Support Agreement dated June 22, 2017 (the “PSA”) among the Nuverra Parties, the Committee and the Supporting Noteholders (the “Restructuring Support Agreement”). Under the Restructuring Support Agreement, the Supporting Noteholders agreed, subject to certain terms and conditions, to support the Restructuring pursuant to the prepackaged Plan, which was filed in the Nuverra Parties' cases commenced under chapter 11 of the United States Bankruptcy Code.

The Plan, as amended, contemplates, among other things, the following:

•
financing under exit facilities to fund required disbursements under the Plan, through a new first or second lien, senior secured exit facility or facilities in the form of an asset backed revolver, term loan or loans, or combination thereof;

•	cash payment in full of all administrative expense claims, priority tax claims, priority claims, and DIP Revolving Facility claims;

•
satisfaction in full of all DIP Term Loan claims and Term Loan claims (collectively, the “Supporting Noteholder Term Loan Claims”) and a $3.8 million term loan conversion fee through conversion of such claims into newly issued common stock of the reorganized Company (the “New Common Stock”) at an enterprise valuation of $350.0 million, which is a value that exceeds the Company's own enterprise valuation, subject to dilution by a new management incentive plan;

•
a $105.0 million rights offering (the “Rights Offering”) that could be conducted prior to the Effective Date of the Plan, unless, in accordance with the terms of the Plan, the Rights Offering is withdrawn or cancelled by the Company with the consent of the Supporting Noteholders. The Company and the Supporting Noteholders elected to cancel the Rights Offering on July 31, 2017;

•
receipt by the holders of the 2021 Notes, in full satisfaction of their claims, of their pro rata share of 98.75% of the “Remaining Reorganized Nuverra Common Stock” which is New Common Stock (subject to dilution by a new management incentive plan) issued and outstanding on the Effective Date after giving effect to the distribution of New Common Stock (i) to holders of Supporting Noteholder Term Loan Claims (including on account of the term loan conversion fee), and (ii) in payment of an exit financing commitment fee;

•
receipt by (i) the holders of the 2018 Notes (subject to an indenture trustee charging lien) and holders of certain claims relating to the rejection of executory contracts and unexpired leases, in full satisfaction of their allowed claims which will be no more than $45.0 million, of (a) their pro rata share of 1.25% of the Remaining Reorganized Nuverra Common Stock and (b) warrants (“Warrants”) to purchase 1.00% of the Remaining Reorganized Nuverra Common Stock at an exercise price set assuming an enterprise value of the Company equal to $507.6 million and with an exercise term expiring five years from the Effective Date or, in certain instances specified in the Plan, a longer term of up to seven years from the Effective Date, and, (ii) the holders of the 2018 Notes of $350,000 in cash, which is provided to defray the expenses of the indenture trustee;

•	existing equity interests, including existing warrants, shall receive no distribution;

•	payment of all undisputed, non-contingent customer, vendor or other obligations not specifically compromised under the Plan; and

•
continuation as a public reporting company under the Securities Exchange Act of 1934, as amended, and best efforts to have the New Common Stock listed on the New York Stock Exchange, the NASDAQ Stock Market, or another nationally recognized exchange.

In accordance with the Restructuring Support Agreement, the Supporting Noteholders agreed, among other things, to: (i) provide interim financing to the Nuverra Parties prior to the filing of the chapter 11 cases; (ii) support and take all necessary actions in furtherance of the Restructuring; (iii) vote all of their claims against the Nuverra Parties in favor of the Plan; (iv) not direct or take any action inconsistent with the Plan or the Supporting Noteholders' obligations; (v) not take any action that would, or is intended to, in any material respect, interfere with, delay, or postpone the consummation of the Restructuring; and (vi) not transfer claims held by each Supporting Noteholder except with respect to limited and customary exceptions, generally requiring any transferee to become party to the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Nuverra Parties agreed, among other things, to: (i) use best efforts to launch the solicitation of votes to approve the Plan, file the Plan, and seek confirmation of the Plan; (ii) use best efforts to obtain orders from the bankruptcy court regarding the Restructuring; (iii) act in good faith and use its best efforts to support and complete the transactions contemplated in the term sheet attached to the Restructuring Support Agreement Term Sheet (the “Term Sheet”); (iv) use best efforts to obtain all required regulatory approvals and third-party approvals of the Restructuring; (v) not take any actions inconsistent with the Restructuring Support Agreement, Term Sheet, DIP Facilities, and the Plan; (vi) operate its business in the ordinary course consistent with past practice and preserve its businesses and assets; and (vii) support and take all actions that are necessary and appropriate to facilitate the confirmation of the Plan and the consummation of the Restructuring.

The Restructuring Support Agreement also required the Company to enter into a new employment agreement with Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman, on terms mutually acceptable to Mr. Johnsrud and the Supporting Noteholders, which was assumed by the Nuverra Parties under the Plan.

The Restructuring Support Agreement terminated upon the Effective Date.

Plan Support Agreement and Plan Amendment

In connection with the Nuverra Parties’ chapter 11 cases, on May 19, 2017, the United States Trustee for the District of Delaware appointed the Committee in the chapter 11 cases. On June 22, 2017, the Nuverra Parties entered into the PSA with the Committee and the Supporting Noteholders as part of a settlement with the Committee to resolve the Committee’s issues, concerns, and objections with respect to certain matters in the Plan.

Pursuant to the PSA, the Committee agreed to, among other things, (i) withdraw objections and support efforts to normalize the Nuverra Parties’ business operations throughout the chapter 11 cases, (ii) support confirmation of the Plan, as amended in connection with the settlement with the Committee, (iii) not take any action to delay, impede, or interfere with the confirmation of the Plan, and (iv) cooperate with the Nuverra Parties to oppose any objection to the Plan. In addition, the Committee agreed that any payment to the trustee of the 2018 Notes is contingent upon the trustee of the 2018 Notes (i) withdrawing its objection to the Nuverra Parties’ motion to pay certain prepetition general unsecured claims in the ordinary course of business and (ii) not taking certain actions adverse to the Nuverra Parties’ restructuring efforts.

Pursuant to the PSA, the Nuverra Parties agreed to file the amended Plan, which became the Plan after its filing, and cooperate, along with the Supporting Noteholders, to reduce the allowed claims in the classes of creditors that shared in the enhanced stock and warrant recoveries provided under the PSA, other than the 2018 Notes claims. Among other terms and conditions, as part of the settlement with the Committee, the Plan was amended as follows:

•
“Affected Classes” benefiting from the PSA will receive an aggregate 1.25% of the Remaining Reorganized Nuverra Common Stock. The other 98.75% of Remaining Reorganized Nuverra Common Stock will be distributed to holders of the Nuverra Parties existing 2021 Notes. The Plan previously provided for distribution of 0.25% of the Remaining Reorganized Nuverra Common Stock to holders of claims relating to the 2018 Notes only (and not to other Affected Classes containing rejection damage claims), and 99.75% of Remaining Reorganized Nuverra Common Stock to holders of 2021 Notes. The Company does not expect there to be any claims in the Affected Classes other than claims relating to the 2018 Notes.

•
Affected Classes will receive warrants to purchase 1.0% of the Remaining Reorganized Nuverra Common Stock (i.e., New Common Stock remaining after certain Plan distributions) set at an exercise price assuming an enterprise value of the reorganized Company equal to $507.6 million and with an exercise term expiring five years from the Effective Date or, in certain instances specified in the Plan, a longer term of up to seven years from the Effective Date.

•
The class containing 2018 Notes will receive $350,000 to defray the expenses of the indenture trustee for the 2018 Notes and help ensure that any charging lien asserted by the trustee does not prevent holders of 2018 Notes from receiving the other consideration under the Plan.

•	The aggregate allowed claims in the Affected Classes will be no more than $45.0 million.

•
The Rights Offering, pursuant to which the Company could distribute rights to permit the holders thereof to acquire common stock of the Company, was reduced from rights to purchase $150.0 million of newly issued common stock of the Company to $105.0 million. As a result, the number of shares holders of 2018 Notes could purchase from the rights distributed in the rights offering was reduced from $75.0 million to $30.0 million. As discussed herein, the Company and the Supporting Noteholders elected to cancel the Rights Offering on July 31, 2017.

Confirmation and Effectiveness of the Plan

On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. The Confirmation Order was stayed by its terms until August 4, 2017, except that certain provisions of the order were immediately effective for purposes of enabling the Company to pay fees, reimburse expenses, and enter into commitment agreements in connection with the Exit Facilities. On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court for the District of Delaware and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors' committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal, concluding that: “The Bankruptcy Court's ruling is consistent with existing precedent, and Appellant has failed to establish that he will suffer irreparable harm in absence of a stay.” Notwithstanding the denial of the motion for stay pending appeal, Hargreaves' appeal remains pending in the District Court.

The Plan became effective on August 7, 2017, when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on August 7, 2017, the bankruptcy cases remain pending until closed by the Bankruptcy Court.

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

The Amended Employment Agreement was assumed on the Effective Date.

OTCQB Listing Removal

On May 1, 2017, the Company notified the OTCQB U.S. Market (the “OTCQB”) that it had filed the Plan and commenced the chapter 11 cases. As an issuer may not be listed on the OTCQB if it is subject to bankruptcy or reorganization proceedings, as a result of filing the Plan, on May 2, 2017, the OTCQB removed the Company from listing on the OTCQB and the Company began trading on the OTC Pink Marketplace under the symbol “NESCQ.”

As a result of the cancellation of the Company’s common stock on the Effective Date, the Company’s pre-Effective Date common stock ceased trading and was removed from the OTC Pink Marketplace. Pursuant to the Plan, the Company is using its best efforts to have the Company’s new common stock listed on the NYSE American Stock Exchange as soon as reasonably practicable following the Effective Date.

Financial Reporting in Reorganization

Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as "Reorganization items, net" in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017. In addition, liabilities subject to compromise in the chapter 11 proceedings are distinguished from fully secured liabilities not expected to be compromised and from post-petition liabilities and reported as "Liabilities subject to compromise" in the Condensed Consolidated Balance Sheet as of June 30, 2017. Where there is uncertainty about whether a secured claim will be paid or impaired under the chapter 11 proceedings, we have classified the entire amount of the claim as a liability subject to compromise. Such liabilities are reported at amounts expected to be allowed, even though they may settle for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims or claim amounts; the determination as to the value of any collateral securing claims; or other events.

Effective as of May 1, 2017, we ceased recording interest expense on outstanding pre-petition debt classified liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from May 1, 2017 through June 30, 2017, contractual interest expense related to liabilities subject to compromise of approximately $9.8 million has not been recorded. Of this $9.8 million, approximately $1.8 million may be deemed an allowed claim in the chapter 11 cases, and in accordance with the Plan would receive a distribution on account of the contractual interest expense that would otherwise be accrued.

Liabilities Subject to Compromise

The following table reflects the pre-petition liabilities that are subject to compromise:

As of
June 30, 2017
Accounts payable	$3,609
Debt subject to compromise (see Note 8)	466,956
Other liabilities subject to compromise	8,773
Liabilities subject to compromise	$479,338

The chapter 11 filing constituted an event of default with respect to certain of our debt instruments. See the "Default Under Debt Instruments" section of Note 8 for additional information. Other liabilities subject to compromise includes the $8.5 million in long-term contingent consideration associated with the Ideal Oilfield, LLC acquisition discussed further under the "Contingent Consideration" section of Note 6, as well as the derivative warrant liability of $0.3 million which is discussed further under the "Derivative Warrant Liability" section of Note 6. The amount of liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the chapter 11 cases.

Reorganization Items, net

A summary of reorganization items, net reported in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 are presented in the following table:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Professional and insurance fees	$4,111	$4,111
DIP credit agreement financing costs	1,045	1,045
Retention bonus payments	$548	$548
Reorganization items, net	$5,704	$5,704

Note 4 - Earnings Per Common Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the three and six months ended June 30, 2017 and 2016, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per common share ("EPS") from continuing operations because the inclusion of such shares would be anti-dilutive based on the net losses from continuing operations reported for those periods. As of June 30, 2017, there were approximately 25.9 million potentially dilutive shares of common stock underlying stock options, restricted stock, and warrants that were excluded from the computation of diluted EPS. Accordingly, for the six month periods ended June 30, 2017 and 2016, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computations of diluted EPS from income from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.

The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(19,587)	$(40,638)	(55,549)	(67,909)
Loss from discontinued operations	—	(1,290)	—	(1,235)
Net loss attributable to common shareholders	$(19,587)	$(41,928)	$(55,549)	$(69,144)

Denominator:
Weighted average shares—basic	150,941	67,699	150,938	47,803
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	150,941	67,699	150,938	47,803

Net loss per common share attributable to common shareholders:
Basic and diluted loss from continuing operations	$(0.13)	$(0.60)	$(0.37)	$(1.42)
Basic and diluted loss from discontinued operations	—	(0.02)	—	(0.03)
Net loss per basic and diluted common share	$(0.13)	$(0.62)	$(0.37)	$(1.45)

Anti-dilutive stock-based awards excluded	360	508	360	508
Note 5 - Intangible Assets
Intangible assets consist of the following:

	June 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$11,731	$(8,674)	$3,057	5.3	$11,731	$(8,229)	$3,502	5.7
Disposal permits	1,269	(693)	576	3.7	1,269	(612)	657	4.1
Customer contracts	17,352	(7,717)	9,635	9.3	17,352	(7,201)	10,151	9.8
	$30,352	$(17,084)	$13,268	8.1	$30,352	$(16,042)	$14,310	8.5
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

Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

Fair Value
As of June 30, 2017
Liabilities:
Derivative warrant liability	273
Contingent consideration	8,500

As of December 31, 2016
Liabilities:
Derivative warrant liability	4,298
Contingent consideration	8,500
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
As a result of the chapter 11 filing on May 1, 2017, the derivative warrant liability was reclassified to "Liabilities subject to compromise" on the condensed consolidated balance sheet as of June 30, 2017. All existing warrants are cancelled under the Plan. The following table provides a reconciliation of the beginning and ending balances of the "Derivative warrant liability" presented in the condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016.

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Balance at beginning of period	$4,298	$—
Issuance of warrants	—	7,838
Exercise of warrants	—	(229)
Adjustments to estimated fair value	(4,025)	(3,311)
Less: liabilities subject to compromise	(273)	—
Balance at end of period	$—	$4,298
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
We had previously determined that it would be unlikely that the required permits and certificates necessary for the issuance of a second special waste disposal permit to Ideal Oilfield Disposal, LLC (or "Ideal") would be issued within one year, and as such presented the $8.5 million contingent consideration liability related to the Ideal acquisition as "Long-term contingent consideration" in the condensed consolidated balance sheet as of December 31, 2016. However, as a result of the chapter 11 filing on May 1, 2017, this liability was reclassified to "Liabilities subject to compromise" on the condensed consolidated balance sheet as of June 30, 2017.
On June 28, 2017, certain of the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal acquisition (the "Ideal Settlement"). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when Ideal Transaction counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit.
Changes to the fair value of contingent consideration are recorded as "Other income, net" in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes to contingent consideration obligations during the six months ended June 30, 2017 and the year ended December 31, 2016 were as follows:

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Balance at beginning of period	$8,500	$8,628
Cash payments	—	—
Changes in fair value of contingent consideration, net	—	(128)
Balance at end of period	$8,500	$8,500
Less: current portion	—	—
Less: liabilities subject to compromise	$(8,500)	$—
Long-term contingent consideration	$—	$8,500
Note 7 - Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accrued payroll and employee benefits	$3,291	$2,432
Accrued insurance	2,741	3,887
Accrued legal and environmental costs	3,596	3,570
Accrued taxes	1,449	1,458
Accrued interest	11,880	4,699
Accrued operating costs	2,185	1,255
Accrued other	2,209	1,486
Total accrued liabilities	$27,351	$18,787

Note 8 - Debt
Debt consisted of the following at June 30, 2017 and December 31, 2016:

			June 30, 2017			December 31, 2016
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs	Fair Value of Debt (g)	Carrying Value of Debt	Carrying Value of Debt
DIP Revolving Facility (a)	8.75%	Aug. 2017	$—	$24,391	$24,391	$22,679
2018 Notes (b)	9.875%	Apr. 2018	395	452	40,436	40,436
2021 Notes (c)	10.00%	Apr. 2021	4,999	38,389	357,107	351,294
Term Loan (d)	13.00%	Apr. 2018	3,745	80,743	80,743	60,711
DIP Term Loan (j)	13.08%	Aug 2017	—	7,500	7,500	—
Vehicle financings (e)	6.18%	Various	—	5,855	5,855	7,699
Note payable (f)	4.25%	Apr. 2019	—	3,913	3,913	4,778
Total debt			$9,139	$161,243	519,945	487,597
Original issue discount and premium for 2018 Notes					(21)	(27)
Original issue discount and premium for 2021 Notes					(260)	(282)
Debt issuance costs presented with debt					(9,139)	(8,998)
Debt discount for issuance of warrants (h)					(5,822)	(6,499)
Total debt, net					504,703	471,791
Less: current portion of long-term debt (i)					(35,230)	(465,835)
Less: debt subject to compromise (i)					(466,956)	—
Long-term debt (i)					$2,517	$5,956
_____________________

(a)
Represents the amount outstanding on the DIP Revolving Facility as of June 30, 2017. The maximum amount available under the DIP Revolving Facility is $31.5 million as previously noted in the "Debtor in Possession Financing" section of Note 3. The DIP Revolving Facility refinanced the obligations under the Company's previous ABL Facility outstanding as of December 31, 2016 and provides the financing for the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings.

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

(e)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 6.18%, which mature in varying installments between 2017 and 2020. Capital lease obligations were $5.9 million and $7.7 million at June 30, 2017 and December 31, 2016, respectively.

(f)
The note payable balance as of June 30, 2017 represents the remaining amount due from acquiring the remaining interest of our former partner in Appalachian Water Services, LLC ("AWS") in 2015. Principal and interest payments are due in equal quarterly installments through April 2019. As a result of our chapter 11 filing on May 1, 2017, the note payable to

AWS was reclassified to "Liabilities subject to compromise" on our Condensed Consolidated Balance Sheet as of June 30, 2017. See Note 13 and Note 18 for discussion on the AWS note payable settlement.

(g)
The estimated fair value of our 2018 Notes and our 2021 Notes is based on reported trading prices as of June 30, 2017. Our DIP Revolving Facility, Term Loan, DIP Term Loan, note payable and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(h)
The debt discount for issuance of warrants represents the initial fair value of the warrants issued in connection with the debt restructuring that occurred during the year ended December 31, 2016, which is amortized through interest expense over the terms of the new 2021 Notes and the Term Loan. As described further in Note 9, these warrants are accounted for as derivative liabilities.

(i)
As previously discussed in Note 3, certain of our debt instruments are included in our "Liabilities subject to compromise" on our Condensed Consolidated Balance Sheet as of June 30, 2017, including the 2018 Notes, 2021 Notes, Term Loan, Note Payable to AWS, and all the related discounts, premiums, or debt issuance costs associated with these debt instruments. The debt instruments still presented in current portion of long-term debt or long-term debt are the DIP Revolving Facility, the DIP Term Loan, and the vehicle financings.

(j)
Represents the balance outstanding on the DIP Term Loan as of June 30, 2017. The DIP Term Loan bears interest at a per annum rate equal to the LIBOR Rate plus the Applicable Margin of 12.0% and may not exceed $12.5 million. The DIP Term Loan was previously discussed in Note 3 under "Debtor in Possession Financing."

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below, as well as the "Debtor in Possession Financing" section of Note 3.
Indebtedness
Prior to our Restructuring, we were highly leveraged and a substantial portion of our liquidity needs resulted from debt service requirements and from funding our costs of operations and capital expenditures. As of June 30, 2017, we had $519.9 million of indebtedness outstanding, consisting of $40.4 million of 2018 Notes, $357.1 million of 2021 Notes, $80.7 million under the Term Loan, $7.5 million under the DIP Term Loan, $24.4 million under the DIP Revolving Facility, and $9.8 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS.
Default Under Debt Instruments
The maturity date of our ABL Facility occurred on March 31, 2017, and, as a result, all commitments under the ABL Facility were terminated, the lenders under the ABL Facility had no obligation to provide additional loans or otherwise extend credit under the ABL Facility, and all obligations under the ABL Facility are due and payable. As we did not repay all outstanding obligations under the ABL Facility, we were in default under the ABL Facility and the lenders under the ABL Facility were entitled to exercise their rights and remedies. In addition, the default under the ABL Facility constituted an event of cross default under the Term Loan and the indentures governing our 2018 Notes and 2021 Notes. In addition, the filing of the bankruptcy constituted an event of default that accelerated the Company’s obligations under the ABL Facility, Term Loan, indenture governing the 2018 Notes, indenture governing the 2021 Notes, and note issued in connection with the acquisition of the remaining 49% interest in AWS.
As previously discussed in Note 3, in order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we entered into the Restructuring Support Agreement and commenced the chapter 11 cases.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the chapter 11 cases automatically stayed most actions against the Nuverra Parties, including actions to collect indebtedness incurred prior to the filing of the Plan or to exercise control over the Nuverra Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the chapter 11 cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Nuverra Parties or their property to recover on, collect or secure a claim arising prior to the filing of the cases or to exercise control over property of the Nuverra Parties’ bankruptcy estates. The filing of the chapter 11 cases with the Bankruptcy Court automatically stayed any potential action arising from the default under the ABL Facility, Term Loan, and the indentures governing our 2018 Notes and 2021 Notes. Such indebtedness was paid or discharged through the chapter 11 proceeding. Pursuant to the Plan, on the Effective Date, the stay provided by Section 362 of the Bankruptcy Code was lifted.

Term Loan Credit Agreement Amendments

Fifth Amendment to Term Loan

On April 3, 2017 (the “Fifth Amendment Effective Date”), we entered into a Fifth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Fifth Term Loan Agreement Amendment”) by and among the lenders named therein (the "Term Loan Lenders"), Wilmington, Wells Fargo Bank, National Association ("Wells Fargo"), as collateral agent, the Company, and the guarantors named therein, which further amended the Term Loan Agreement, dated as of April 15, 2016, by and among Wilmington, the Term Loan Lenders, and the Company (the "Term Loan Agreement") by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $58.1 million to $59.2 million (the “Fifth Amendment Additional Term Commitment”) and amending the EBITDA financial maintenance covenant.

Pursuant to the Fifth Term Loan Agreement Amendment, we were required to use the net cash proceeds of the Fifth Amendment Additional Term Commitment of $1.1 million to pay the fees, costs and expenses incurred in connection with the Fifth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, were available for general operating, working capital and other general corporate purposes.

As a condition to the effectiveness of the Fifth Term Loan Agreement Amendment, we were required to enter into a letter agreement with the agent under our ABL Facility providing that the agent under the ABL Facility would not exercise any remedies with respect to the Fifth Amendment Additional Term Commitment deposited in the our Master Account (as defined in the ABL Facility). In addition, we received a waiver of certain events of default under the Term Loan Agreement arising from the inclusion of a going concern paragraph from our registered public accounting firm, breach of the EBITDA financial maintenance covenant, and cross-default arising from the default under our ABL Facility.

The Fifth Term Loan Agreement Amendment required us to (i) on or before April 7, 2017, enter into a restructuring support agreement and other documentation required by the Term Loan Lenders in connection with the restructuring of the indebtedness of the Company and its subsidiaries; (ii) appoint Robert D. Albergotti as the Chief Restructuring Officer to the Company; and (iii) within five days of the Fifth Amendment Effective Date, cause mortgage title policies to be issued for all real property collateral under the our ABL Facility and to pay all premiums for such title policies.

Sixth Amendment to Term Loan

On April 6, 2017 (the "Sixth Amendment Effective Date"), we entered into a Sixth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Sixth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amended the Term Loan Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $59.2 million to $60.3 million (the “Sixth Amendment Additional Term Commitment”).

Pursuant to the Sixth Term Loan Agreement Amendment, we were required to use a portion of the net cash proceeds of the Sixth Amendment Additional Term Commitment of $1.0 million to pay the fees, costs and expenses incurred in connection with the Sixth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, were available for general operating, working capital and other general corporate purposes. The additional liquidity provided by the Sixth Amendment Additional Term Commitment was to fund our business operations until the filing of the Plan.

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

Seventh Amendment to Term Loan

On April 10, 2017 (the "Seventh Amendment Effective Date"), we entered into a Seventh Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Seventh Term Loan Agreement Amendment”) by and among the Term Loan Lenders,

Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amended the Term Loan Agreement by increasing the Term Loan Lenders’ commitment, and the principal amount borrowed by the Company, under the Term Loan Agreement from $60.3 million to $65.8 million (the “Seventh Amendment Additional Term Commitment”). The Seventh Amendment Additional Term Commitment was in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Seventh Term Loan Agreement Amendment, we were required to use a portion of the net cash proceeds of the Seventh Amendment Additional Term Commitment of $5.0 million to pay the fees, costs and expenses incurred in connection with the Seventh Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, were available for general operating, working capital and other general corporate purposes. The additional liquidity provided by the Seventh Amendment Additional Term Commitment was to fund our business operations until the filing of the Plan.

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

Eighth Amendment to Term Loan

On April 18, 2017 (the “Eighth Amendment Effective Date”), we entered into an Eighth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Eighth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amended the Term Loan Credit Agreement by increasing the Term Loan Lenders’ commitment and the principal amount borrowed by the Company under the Term Loan Agreement from $65.8 million to $69.3 million (the “Eighth Amendment Additional Term Commitment”). The Eighth Amendment Additional Term Commitment was in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined in the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Eighth Term Loan Agreement Amendment, we were required to use a portion of the net cash proceeds of the Eighth Amendment Additional Term Commitment of $3.5 million to pay the fees, costs and expenses incurred in connection with the Eighth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, were available for general operating, working capital and other general corporate purposes. The additional liquidity provided by the Eighth Amendment Additional Term Commitment was to fund our business operations until the filing of a prepackaged plan of reorganization under chapter 11 of the United States Bankruptcy Code.

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

Ninth Amendment to Term Loan

On April 24, 2017 (the “Ninth Amendment Effective Date”), we entered into an Ninth Amendment (Increase Amendment) to Term Loan Credit Agreement (the “Ninth Term Loan Agreement Amendment”) by and among the Term Loan Lenders, Wilmington, as administrative agent, Wells Fargo, as collateral agent, the Company, and the guarantors named therein, which further amended the Term Loan Credit Agreement by increasing the Term Loan Lenders’ commitment and the principal amount borrowed by the Company under the Term Loan Agreement from $69.3 million to $75.4 million (the “Ninth Amendment Additional Term Commitment”). The Ninth Amendment Additional Term Commitment was in partial satisfaction of the requirement to fund Supplemental Term Loans (as defined in the Fifth Amendment to Term Loan Credit Agreement).

Pursuant to the Ninth Term Loan Agreement Amendment, we were required to use a portion of the net cash proceeds of the Ninth Amendment Additional Term Commitment of $6.0 million to pay the fees, costs and expenses incurred in connection with the Ninth Term Loan Agreement Amendment. The remaining net cash proceeds, subject to satisfaction of certain release conditions, were available for general operating, working capital and other general corporate purposes. The additional liquidity provided by the Ninth Amendment Additional Term Commitment was to fund our business operations until the filing of the Plan.

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

Letter Agreements Regarding Additional Term Loan Commitments

Fifth Amendment Letter Agreement

On April 3, 2017, in connection with the Fifth Term Loan Agreement Amendment, we and Wells Fargo Bank, National Association, as Administrative Agent ("Wells Fargo") entered into a letter agreement regarding the Fifth Amendment Additional Term Commitment (the “Fifth Amendment Letter Agreement”). Pursuant to the Fifth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Fifth Amendment Additional Term Commitment or any additional Term Loans that are deposited in our Master Account. In addition, the Fifth Amendment Letter Agreement provided that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Additional Term Commitment, such Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Sixth Amendment Letter Agreement

On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Sixth Amendment Additional Term Commitment (the “Sixth Amendment Letter Agreement”). Pursuant to the Sixth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Sixth Amendment Additional Term Commitment that are deposited in our Master Account. In addition, the Sixth Amendment Letter Agreement provided that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Sixth Amendment Additional Term Commitment, such Sixth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Seventh Amendment Letter Agreement

On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Seventh Amendment Additional Term Commitment (the “Seventh Amendment Letter Agreement”). Pursuant to the Seventh Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Seventh Amendment Additional Term Commitment that are deposited in our Master Account. In addition, the Seventh Amendment Letter Agreement provided that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Seventh Amendment Additional Term Commitment, such Seventh Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Eighth Amendment Letter Agreement

On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Eighth Amendment Additional Term Commitment (the “Eighth Amendment Letter Agreement”). Pursuant to the Eighth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Eighth Amendment Additional Term Commitment that are deposited in our Master Account, subject to the terms of such Eighth Amendment Letter Agreement. In addition, the Eighth Amendment Letter Agreement provided that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Eighth Amendment Additional Term Commitment, such Eighth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Ninth Amendment Letter Agreement

On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we and Wells Fargo entered into a letter agreement regarding the Ninth Amendment Additional Term Commitment (the “Ninth Amendment Letter Agreement”). Pursuant to the Ninth Amendment Letter Agreement, Wells Fargo agreed to not exercise any remedies with respect to the cash proceeds received from the Ninth Amendment Additional Term Commitment that are deposited in our Master Account, subject to the terms of such Ninth Amendment Letter Agreement. In addition, the Ninth Amendment Letter Agreement provided that in the event Wells Fargo or the lenders under the ABL Facility foreclose or otherwise obtain direct control over the Ninth Amendment Additional Term Commitment, such Ninth Amendment Additional Term Commitment shall be deemed to be held in trust by Wells Fargo or the lenders under the ABL Facility for the benefit of the Term Loan Lenders.

Intercreditor Agreement Amendments

Third Intercreditor Agreement Amendments

On April 3, 2017, in connection with the Fifth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 3 to Intercreditor Agreement (the “Third Pari Passu Intercreditor Agreement Amendment”), dated April 3, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amended the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as pari passu collateral agent, Wells Fargo, as administrative agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement (the "Pari Passu Intercreditor Agreement"). On April 3, 2017, in connection with the Fifth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 3 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Third Amendment”), dated April 3, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amended the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as administrative agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as collateral agent under the indenture governing our 2021 Notes. The Third Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Third Amendment permitted the Fifth Additional Term Commitment by amending the Term Loan Cap (as defined therein) to increase it from $63.9 million to $65.1 million. The Term Loan Cap was higher than the commitment under the Term Loan, as it included, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Fourth Intercreditor Agreement Amendments

On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 4 to Intercreditor Agreement (the “Fourth Pari Passu Intercreditor Agreement Amendment”), dated April 6, 2017 by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amended the Pari Passu Intercreditor Agreement. On April 6, 2017, in connection with the Sixth Term Loan Agreement Amendment,we acknowledged and agreed to the terms and conditions under Amendment No. 4 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Fourth Amendment”), dated April 6, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amended the Second Lien Intercreditor Agreement. The Fourth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Fourth Amendment permitted the Sixth Amendment Additional Term Commitment by amending the Term Loan Cap to increase it from $65.1 million to $66.3 million. The Term Loan Cap was higher than the commitment under the Term Loan, as it included, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Fifth Intercreditor Agreement Amendments

On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 5 to Intercreditor Agreement (the “Fifth Pari Passu Intercreditor Agreement Amendment”), dated April 7, 2017 by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amended the Pari Passu Intercreditor Agreement. On April 10, 2017, in connection with the Seventh Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 5 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Fifth Amendment”), dated April 7, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amended the Second Lien Intercreditor Agreement. The Fifth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Fifth Amendment permitted the Seventh Amendment Additional Term Commitment by amending the Term Loan Cap to increase it from to $66.3 million to $72.4 million. The Term Loan Cap was higher than the commitment under the Term Loan, as it included, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Sixth Intercreditor Agreement Amendments

On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 6 to Intercreditor Agreement (the “Sixth Pari Passu Intercreditor Agreement
Amendment”), dated April 18, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amended the Pari Passu Intercreditor Agreement. On April 18, 2017, in connection with the Eighth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 6 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Sixth Amendment”), dated April 18, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amended the Intercreditor Agreement, dated as of April 15, 2016, between Wells Fargo, as administrative agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as collateral agent under the indenture governing the 2021 Notes. The Sixth Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Sixth Amendment permitted the Eighth Amendment Additional Term Commitment by increasing the Term Loan Cap (as defined therein) from $72.4 million to $76.3 million. The Term Loan Cap was higher than the commitment under the Term Loan Agreement, as it included, in addition to the Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Seventh Intercreditor Agreement Amendments

On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 7 to Intercreditor Agreement (the “Seventh Pari Passu Intercreditor Agreement Amendment”), dated April 24, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement, which further amended the Pari Passu Intercreditor Agreement. On April 24, 2017, in connection with the Ninth Term Loan Agreement Amendment, we acknowledged and agreed to the terms and conditions under Amendment No. 7 to Intercreditor Agreement (the “Second Lien Intercreditor Agreement Seventh Amendment”), dated April 24, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement, which further amended the Second Lien Intercreditor Agreement. The Seventh Pari Passu Intercreditor Agreement Amendment and the Second Lien Intercreditor Agreement Seventh Amendment permitted the Ninth Amendment Additional Term Commitment by increasing the Term Loan Cap (as defined therein) from $76.3 million to $82.9 million. The Term Loan Cap was higher than the commitment under the Term Loan Agreement, as it included, in addition to the Term Loan Lenders’ commitment under the Term Loan Agreement, origination fees paid in kind and a 10.0% cushion.

Note 9 - Derivative Warrants
During the year ended December 31, 2016, we issued 26.4 million warrants, with 17.5 million warrants for the exchange of 2018 Notes for new 2021 Notes, 0.1 million warrants for the exchange of 2018 Notes for common stock, and 8.8 million warrants to the Term Loan lenders. All warrants were issued with an exercise price of $0.01 and have a term of ten years.

The following table shows the warrant activity for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Outstanding at the beginning of the period	25,283	—
Issued	—	26,400
Exercised	(2)	(1,117)
Outstanding at the end of the period	25,281	25,283
We accounted for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity's own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity's own stock and (ii) classified in the shareholders' equity section of the entity's balance sheet. We determined that the warrants were ineligible for equity classification due to the anti-dilution provisions set forth therein. As such, the warrants were recorded as derivative liabilities at fair value on the "Derivative warrant liability" line in the condensed consolidated balance sheet. The warrants were previously classified as a current liability in the condensed consolidated balance sheet as they could be exercised by the holders at any time. However, as previously discussed in both Note 3 and Note 6, the derivative warrant liability was reclassified to "Liabilities subject to compromise" on the condensed consolidated balance sheet as of June 30, 2017 as a result of the chapter 11 filing on May 1, 2017. All existing warrants are cancelled under the Plan.
As discussed previously in Note 6, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in "Other income, net" in the condensed consolidated statement of operations.

The fair value of the derivative warrant liability was estimated using the following model inputs:

	Period Ended	Period Ended
	June 30, 2017	December 31, 2016
Exercise price	$0.01	$0.01
Closing stock price	$0.01	$0.18
Risk free rate	2.25%	2.40%
Expected volatility	105.5%	79.5%

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
There were no similar restructuring or exit costs incurred during the six months ended June 30, 2017 or June 30, 2016. The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.1 million as of June 30, 2017, which is included in "Accrued liabilities" in the condensed consolidated balance sheets.
A rollforward of the liability from December 31, 2016 through June 30, 2017 is as follows:

Lease Exit Costs
Balance accrued at beginning of period	$130
Cash payments	(24)
Balance accrued at end of period	$106

Note 11 - Income Taxes
The following table shows the components of the income tax expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Current income tax benefit (expense)	$18	$(750)	$18	$(780)
Deferred income tax expense	—	(23)	—	(48)
Total income tax benefit (expense)	$18	$(773)	$18	$(828)
The effective income tax rate for the three and six months ended June 30, 2017 was near zero, which differs from the federal statutory benefit rate of 35.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.
The effective income tax rate for the three and six months ended June 30, 2016 was 1.9% and 1.2%, which differs from the federal statutory rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.
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

In light of our continued ordinary losses, at June 30, 2017 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for 2017.

Note 12 - Share-based Compensation
As of June 30, 2017, we may grant stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other stock-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”).
The total grants awarded during the six months ended June 30, 2017 and June 30, 2016 are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock option grants	—	—	—	—
Restricted stock grants	—	—	—	—
Restricted stock unit grants	—	—	—	1
Total grants under the 2009 Plan	—	—	—	1

The total stock-based compensation expense, net of estimated forfeitures, included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2017 and June 30, 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$32	$65	$97	$149
Restricted stock	65	118	131	203
Restricted stock units	15	105	193	304
Total stock-based compensation expense	$112	$288	$421	$656
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 included accruals totaling $0.3 million and $2.8 million, respectively, for various environmental matters.
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
AWS Arbitration Demand and Note Payable Settlement
On April 28, 2015, our former partner in AWS issued to us a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by us of certain of our obligations under the operating agreement. We entered into a settlement of this matter with our former partner in June 2015 whereby we purchased the remaining interest in AWS for $4.0 million in cash and a $7.4 million note payable (or “the AWS Note”) with principal and interest due in equal quarterly installments through April 2019. Pursuant to the terms of the note, if we failed to meet the payment terms of the obligation, or if we became insolvent or declared bankruptcy, all remaining outstanding balances on the note payable would become immediately due and payable. As we failed to meet the payment terms of the obligation and filed the chapter 11 cases, all outstanding balances on the note payable became immediately due and payable.
Pursuant to Section 362 of the Bankruptcy Code, the filing of the chapter 11 cases automatically stayed most actions against the Nuverra Parties, including actions to collect indebtedness incurred prior to the filing of the Plan or to exercise control over the Nuverra Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the chapter 11 cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Nuverra Parties or their property to recover on, collect or secure a claim arising prior to the filing of the cases or to exercise control over property of the Nuverra Parties’ bankruptcy estates. As a result, the filing of the chapter 11 cases with the Bankruptcy Court automatically stayed any potential action to collect the outstanding balance on the note payable.

On July 17, 2017, the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the AWS note payable. Pursuant to the proposed settlement terms, the Nuverra Parties will transfer to the holders of the AWS note payable, on an “as-is” basis, their water treatment facility in the Marcellus Shale area together with $75,000 for reimbursement of certain costs and deferred maintenance. In exchange for the water treatment facility and the $75,000, the holders of the AWS note payable will release their claims related to the AWS note payable and enter into with certain of the Nuverra Parties a lease of five acres of land that can be used by the Nuverra Parties to operate a truck depot.

On July 21, 2017, the Bankruptcy Court entered an order authorizing the AWS note payable settlement. The Company expects to complete the settlement after the Effective Date.

Note 14 - Related Party and Affiliated Company Transactions
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

Financial information for our reportable segments related to continuing operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended June 30, 2017
Revenue	$23,759	$9,570	$8,209	$—	$41,538
Direct operating expenses	19,171	9,831	5,823	—	34,825
General and administrative expenses	1,505	817	650	5,895	8,867
Depreciation and amortization	6,803	2,182	3,068	54	12,107
Operating loss	(3,720)	(3,260)	(1,332)	(5,949)	(14,261)
Loss from continuing operations before income taxes	(4,209)	(3,325)	(1,406)	(10,665)	(19,605)

Six months ended June 30, 2017
Revenue	48,044	17,327	15,390	—	80,761
Direct operating expenses	40,403	17,788	10,923	—	69,114
General and administrative expenses	3,452	1,586	1,681	14,507	21,226
Depreciation and amortization	13,588	4,695	6,587	108	24,978
Operating loss	(9,399)	(6,742)	(3,801)	(14,615)	(34,557)
Loss from continuing operations before income taxes	(9,910)	(6,927)	(3,933)	(34,797)	(55,567)

As of June 30, 2017
Total assets (a)	177,124	42,078	97,024	14,491	330,717

Three months ended June 30, 2016
Revenue	18,952	7,688	7,338	—	33,978
Direct operating expenses	16,232	8,126	5,925	—	30,283
General and administrative expenses	1,695	339	973	11,197	14,204
Depreciation and amortization	7,792	3,426	3,919	69	15,206
Operating loss	(6,767)	(6,556)	(3,790)	(11,266)	(28,379)
Loss from continuing operations before income taxes	(6,818)	(6,669)	(3,825)	(22,553)	(39,865)

Six months ended June 30, 2016
Revenue	43,857	20,465	16,631	—	80,953
Direct operating expenses	35,790	19,694	13,416	—	68,900
General and administrative expenses	3,547	1,529	1,893	14,687	21,656
Depreciation and amortization	15,871	7,309	7,733	138	31,051
Operating loss	(11,351)	(10,420)	(6,722)	(14,825)	(43,318)
Loss from continuing operations before income taxes	(11,470)	(10,600)	(6,751)	(38,260)	(67,081)

As of December 31, 2016
Total assets (a)	184,116	46,094	107,350	5,044	342,604
(a)    Total assets exclude intercompany receivables eliminated in consolidation.

Note 16 - Discontinued Operations
Our former industrial solutions operating and reportable segment, Thermo Fluids Inc. ("TFI"), was classified as discontinued operations since the sale process with various prospective acquirers began in fourth quarter of 2013. On April 11, 2015, we completed the TFI disposition with Safety-Kleen, Inc. ("Safety-Kleen"), a subsidiary of Clean Harbors, Inc., whereby Safety-

Kleen acquired TFI for $85.0 million in an all-cash transaction, with $4.3 million of the purchase price deposited into an escrow account to satisfy working capital adjustments and our indemnification obligations under the purchase agreement.
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
The following table provides selected financial information of discontinued operations related to TFI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loss from discontinued operations before income taxes	$—	$—	$—	$—
Income tax expense	—	—	—	—
Loss from discontinued operations - before sale	$—	$—	$—	$—
Loss on sale of TFI	—	(1,290)	—	(1,235)
Loss from discontinued operations	$—	$(1,290)	$—	$(1,235)
Note 17 - Subsidiary Guarantors
Our obligations under the 2018 Notes and 2021 Notes are jointly and severally, fully and unconditionally guaranteed by certain of our subsidiaries. Pursuant to the terms of the indentures governing the 2018 and 2021 Notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:

•	in connection with any sale, disposition or transfer of all or substantially all of the assets to a person that is not the Company or a subsidiary guarantor;

•	in connection with any sale, disposition or transfer of all of the capital stock of that subsidiary guarantor to a person that is not the Company or a subsidiary guarantor;

•	if we designate any restricted subsidiary that is a subsidiary guarantor to be an unrestricted subsidiary; or

•	upon legal defeasance or the discharge of our obligations under the indentures governing the 2018 Notes and 2021 Notes.
Although the guarantees are subject to release under the above described circumstances, we have concluded they are still deemed full and unconditional for purposes of Rule 3-10 of Regulation S-X because these circumstances are customary, and accordingly, we concluded that we may rely on Rule 3-10 of Regulation S-X, as the other requirements of Rule 3-10 have been met.
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly owned subsidiaries (the “Guarantor Subsidiaries”) as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. During the three months ended December 31, 2015, Nuverra Rocky Mountain Pipeline, LLC (or "RMP") was released from all obligations including as guarantor for our debt obligations. However, because RMP's individual results are not material as there are no active contracts for new pipelines, we have not separately presented RMP as a Non-Guarantor, but rather continued to include RMP in the Guarantor Subsidiaries column. These condensed consolidating financial statements have been prepared from our financial information on the same basis of accounting as our condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2017
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,198	$7	$—	$1,205
Restricted cash	3,424	1,404	—	4,828
Accounts receivable, net	—	28,215	—	28,215
Other current assets	7,130	6,257	—	13,387
Assets held for sale	—	631	—	631
Total current assets	11,752	36,514	—	48,266
Property, plant and equipment, net	2,255	266,530	—	268,785
Equity investments	(72,359)	59	72,359	59
Intangible assets, net	—	13,268	—	13,268
Other	364,985	96,085	(460,731)	339
Total assets	$306,633	$412,456	$(388,372)	$330,717
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$187	$6,106	$—	$6,293
Accrued liabilities	16,238	11,113	—	27,351
Current portion of long-term debt	31,891	3,339	—	35,230
Derivative warrant liability	—	—	—	—
Total current liabilities	48,316	20,558	—	68,874
Deferred income taxes	(69,999)	70,494	—	495
Long-term debt	—	2,517	—	2,517
Other long-term liabilities	88,812	375,608	(460,731)	3,689
Liabilities subject to compromise	463,700	15,638	—	479,338
Total shareholders' deficit	(224,196)	(72,359)	72,359	(224,196)
Total liabilities and shareholders' deficit	$306,633	$412,456	$(388,372)	$330,717

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$913	$81	$—	$994
Restricted cash	475	945	—	1,420
Accounts receivable, net	—	23,795	—	23,795
Other current assets	1,022	5,065	—	6,087
Assets held for sale	—	1,182	—	1,182
Total current assets	2,410	31,068	—	33,478
Property, plant and equipment, net	2,363	291,816	—	294,179
Equity investments	(51,590)	73	51,590	73
Intangible assets, net	—	14,310	—	14,310
Other	363,291	94,388	(457,115)	564
Total assets	$316,474	$431,655	$(405,525)	$342,604
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$412	$3,635	$—	$4,047
Accrued liabilities	6,961	11,826	—	18,787
Current portion of long-term debt	459,313	6,522	—	465,835
Derivative warrant liability	4,298	—	—	4,298
Total current liabilities	470,984	21,983	—	492,967
Deferred income taxes	(71,645)	72,140	—	495
Long-term debt	—	5,956	—	5,956
Long-term portion of contingent consideration	—	8,500	—	8,500
Other long-term liabilities	86,201	374,666	(457,115)	3,752
Total shareholders' deficit	(169,066)	(51,590)	51,590	(169,066)
Total liabilities and shareholders' deficit	$316,474	$431,655	$(405,525)	$342,604

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$41,538	$—	$41,538
Costs and expenses:
Direct operating expenses	—	34,825	—	34,825
General and administrative expenses	5,895	2,972	—	8,867
Depreciation and amortization	54	12,053	—	12,107
Total costs and expenses	5,949	49,850	—	55,799
Operating loss	(5,949)	(8,312)	—	(14,261)
Interest expense, net	(5,178)	(160)	—	(5,338)
Other income, net	5,643	63	—	5,706
(Loss) income from equity investments	(8,940)	(8)	8,940	(8)
Reorganization items, net	(5,181)	(523)	—	(5,704)
Loss from continuing operations before income taxes	(19,605)	(8,940)	8,940	(19,605)
Income tax benefit	18	—	—	18
Loss from continuing operations	(19,587)	(8,940)	8,940	(19,587)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net loss attributable to common shareholders	$(19,587)	$(8,940)	$8,940	$(19,587)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$33,978	$—	$33,978
Costs and expenses:
Direct operating expenses	—	30,283	—	30,283
General and administrative expenses	11,197	3,007	—	14,204
Depreciation and amortization	69	15,137	—	15,206
Impairment of long-lived assets	—	2,664	—	2,664
Total costs and expenses	11,266	51,091	—	62,357
Operating loss	(11,266)	(17,113)	—	(28,379)
Interest expense, net	(13,720)	(253)	—	(13,973)
Other income, net	1,023	55	—	1,078
(Loss) income from equity investments	(15,629)	(1)	17,323	1,693
Loss on extinguishment of debt	(284)	—	—	(284)
Loss from continuing operations before income taxes	(39,876)	(17,312)	17,323	(39,865)
Income tax expense	(762)	(11)	—	(773)
Loss from continuing operations	(40,638)	(17,323)	17,323	(40,638)
Loss from discontinued operations, net of income taxes	(1,290)	—	—	(1,290)
Net loss attributable to common shareholders	$(41,928)	$(17,323)	$17,323	$(41,928)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED June 30, 2017
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$80,761	$—	$80,761
Costs and expenses:
Direct operating expenses	—	69,114	—	69,114
General and administrative expenses	14,507	6,719	—	21,226
Depreciation and amortization	108	24,870	—	24,978
Total costs and expenses	14,615	100,703	—	115,318
Operating loss	(14,615)	(19,942)	—	(34,557)
Interest expense, net	(19,126)	(420)	—	(19,546)
Other income, net	4,125	129	—	4,254
(Loss) income from equity investments	(20,770)	(14)	20,770	(14)
Reorganization items, net	(5,181)	(523)	—	(5,704)
Loss from continuing operations before income taxes	(55,567)	(20,770)	20,770	(55,567)
Income tax benefit	18	—	—	18
Loss from continuing operations	(55,549)	(20,770)	20,770	(55,549)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net loss attributable to common shareholders	$(55,549)	$(20,770)	$20,770	$(55,549)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED June 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$80,953	$—	$80,953
Costs and expenses:
Direct operating expenses	—	68,900	—	68,900
General and administrative expenses	14,687	6,969	—	21,656
Depreciation and amortization	138	30,913	—	31,051
Impairment of long-lived assets	—	2,664	—	2,664
Total costs and expenses	14,825	109,446	—	124,271
Operating loss	(14,825)	(28,493)	—	(43,318)
Interest expense, net	(25,478)	(540)	—	(26,018)
Other income, net	1,023	218	—	1,241
(Loss) income from equity investments	(27,161)	(6)	28,855	1,688
Loss on extinguishment of debt	(674)	—	—	(674)
Loss from continuing operations before income taxes	(67,115)	(28,821)	28,855	(67,081)
Income tax expense	(794)	(34)	—	(828)
Loss from continuing operations	(67,909)	(28,855)	28,855	(67,909)
Loss from discontinued operations, net of income taxes	(1,235)	—	—	(1,235)
Net loss attributable to common shareholders	$(69,144)	$(28,855)	$28,855	$(69,144)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(12,952)	$(323)	$(13,275)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,027	3,027
Purchase of property, plant and equipment	—	(2,319)	(2,319)
Change in restricted cash	(2,949)	(459)	(3,408)
Net cash (used in) provided by investing activities	(2,949)	249	(2,700)
Cash flows from financing activities:
Proceeds from revolving credit facility	76,072	—	76,072
Payments on revolving credit facility	(79,866)	—	(79,866)
Proceeds from term loan	15,700	—	15,700
Proceeds from DIP term loan	6,875	—	6,875
Payments on vehicle financing and other financing activities	(2,595)	—	(2,595)
Net cash provided by financing activities	16,186	—	16,186
Net increase (decrease) in cash	285	(74)	211
Cash and cash equivalents - beginning of period	913	81	994
Cash and cash equivalents - end of period	$1,198	$7	$1,205

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(13,529)	$935	$(12,594)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	25	5,970	5,995
Purchase of property, plant and equipment	—	(2,133)	(2,133)
Proceeds from the sale of UGSI	4,979	—	4,979
Change in restricted cash	(1,150)	(104)	(1,254)
Net cash provided by investing activities	3,854	3,733	7,587
Cash flows from financing activities:
Proceeds from revolving credit facility	76,979	—	76,979
Payments on revolving credit facility	(130,667)	—	(130,667)
Proceeds from term loan	24,000	—	24,000
Payments for debt issuance costs	(985)	—	(985)
Payments on vehicle financing and other financing activities	(9)	(3,317)	(3,326)
Net cash used in financing activities	(30,682)	(3,317)	(33,999)
Net (decrease) increase in cash	(40,357)	1,351	(39,006)
Cash and cash equivalents - beginning of period	40,660	(1,351)	39,309
Cash and cash equivalents - end of period	$303	$—	$303

Note 18 - Subsequent Events

Plan Confirmation and Effectiveness

On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. The Confirmation Order was stayed by its terms until August 4, 2017, except that certain provisions of the order were immediately effective for purposes of enabling the Company to pay fees, reimburse expenses, and enter into commitment agreements in connection with the Exit Facilities. On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court for the District of Delaware and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors' committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal, concluding that: “The Bankruptcy Court's ruling is consistent with existing precedent, and Appellant has failed to establish that he will suffer irreparable harm in absence of a stay.” Notwithstanding the denial of the motion for stay pending appeal, Hargreaves' appeal remains pending in the District Court.

The Plan became effective on August 7, 2017, when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on August 7, 2017, the bankruptcy cases remain pending until closed by the Bankruptcy Court.

Cancellation of Rights Offering

The Plan contemplated a Rights Offering to be conducted prior to the Effective Date. Section 4.14 of the Plan provided that “the Debtors may determine at any time, with the consent of the Supporting Noteholders, to not conduct the Rights Offering.” The Nuverra Parties determined, with the consent of the Supporting Noteholders, to not conduct the Rights Offering in accordance with the section 4.14 of the Plan, and filed a notice of cancellation of the Rights Offering with the Bankruptcy Court on July 31, 2017.

AWS Note Payable Settlement

On July 17, 2017, the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the AWS note payable. Pursuant to the proposed settlement terms, the Nuverra Parties will transfer to the holders of the AWS note payable, on an “as-is” basis, their water treatment facility in the Marcellus Shale area together with $75,000 for reimbursement of certain costs and deferred maintenance. In exchange for the water treatment facility and the $75,000, the holders of the AWS note payable will release their claims related to the AWS note payable and enter into with certain of the Nuverra Parties a lease of five acres of land that can be used by the Nuverra Parties to operate a truck depot.

On July 21, 2017, the Bankruptcy Court entered an order authorizing the AWS note payable settlement. The Company expects to complete the settlement after the Effective Date.

Ideal Oilfield Disposal, LLC Settlement

On June 28, 2017, certain of the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when Ideal Transaction counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit.

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
As a result of our historical acquisition activity to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide, we accumulated a large level of indebtedness. Due to the continued decline in oil and natural gas prices, and the resulting decrease in drilling and completion activities, we have experienced a lower demand for our services over the last two and a half years. The decrease in demand for our services impacts our overall liquidity and our ability to generate sufficient cash to meet our debt obligations and operating needs. Additionally, if the decrease in demand for our services continues for a prolonged period of time, or if we make downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets. See the "Liquidity and Capital Resources" discussion later in this section for further details.

In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we entered into a Restructuring Support Agreement with holders (the "Supporting Noteholders") of 100% of the existing debt under our term loan (the "Term Loan") and approximately 86% of our 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the "2021 Notes") on April 9, 2017, which was further amended on April 20, 2017 and April 28, 2017 and modified as set forth in the Plan Support Agreement dated June 22, 2017 (the "PSA") among the Company and certain of its subsidiaries (collectively with the Company, the “Nuverra Parties”), the Official Committee of Unsecured Creditors (the "Committee") appointed in these cases by the United States Trustee for the District of Delaware and the Supporting Noteholders (the "Restructuring Support Agreement").

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together and as amended, the “Plan”). The Nuverra Parties’ chapter 11 cases are being jointly administered under the caption In re Nuverra Environmental Solutions, Inc., et al. (Case Nos. 17-10949 through

17-10962). The subsidiary Debtors in the chapter 11 cases are Heckmann Water Resources Corporation, Heckmann Water Resources (CVR) Inc., 1960 Well Services, LLC, HEK Water Solutions, LLC, Appalachian Water Services, LLC, Badlands Power Fuels, LLC (a Delaware limited liability company), Badlands Power Fuels LLC (a North Dakota limited liability company), Landtech Enterprises, L.L.C., Badlands Leasing, LLC, Ideal Oilfield Disposal, LLC, Nuverra Total Solutions, LLC, NES Water Solutions, LLC and Heckmann Woods Cross, LLC. Nuverra Rocky Mountain Pipeline, LLC and China Water LLC were excluded from the chapter 11 filing as these entities have no debt or operations.

On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Confirmation Order was stayed by its terms until August 4, 2017, except that certain provisions of the order were immediately effective for purposes of enabling the Company to pay fees, reimburse expenses, and enter into commitment agreements in connection with the Exit Facilities. On July 26, 2017, David Hargreaves, an individual holder of 9.875% unsecured senior notes due 2018 (the “2018 Notes”) appealed the Confirmation Order to the District Court for the District of Delaware and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors' committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal, concluding that: “The Bankruptcy Court's ruling is consistent with existing precedent, and Appellant has failed to establish that he will suffer irreparable harm in absence of a stay.” Notwithstanding the denial of the motion for stay pending appeal, Hargreaves' appeal remains pending in the District Court.

The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on August 7, 2017, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

See the "Chapter 11 Cases and Restructuring Plan" section included in Item 2 for further discussion.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have resulted in reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets with these cuts in spending curtailing drilling programs, as well as discretionary spending on well services in certain shale areas, and accordingly, reduced demand for our services in these areas. As a result of the decline in oil prices over the last few years, drilling and completion activities in the oil and "wet" gas basins such as the Eagle Ford, Utica and Bakken shale areas have experienced a dramatic decline and our customers have reduced their capital spending programs.
Due to oil prices becoming more stable in 2017, we are beginning to see drilling and completion activities increase in all basins. We would expect continued stability or further price growth to lead to increased drilling and completion activities by our customer base in the second half of 2017 when compared to 2016. Increased drilling and completion activities would likely lead to a higher demand for our services in the second half of 2017; however, there is no guarantee that oil prices will remain stable, drilling and completion activities in basins will continue to increase, or we will see an increase in the demand for our services in the second half 2017.
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica Shale areas, (v) labor costs, which decreased during 2016 but are expected to increase during the second half of 2017, (vi) developments in governmental regulations, (vii) seasonality and weather events, (viii) pricing and (ix) our health, safety and environmental performance record.

The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the three and six months ended months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue - from predominantly oil shale areas (a)	$26,490	$21,304	$52,882	$49,773
Revenue - from predominantly gas shale areas (b)	15,048	12,674	27,879	31,180
Total revenue	$41,538	$33,978	$80,761	$80,953

Loss from continuing operations before income taxes	$(19,605)	$(39,865)	(55,567)	(67,081)
Loss from continuing operations	(19,587)	(40,638)	(55,549)	(67,909)
EBITDA (c, d)	(2,160)	(10,686)	(11,043)	(10,012)
_________________________

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford and Permian Basin Shale areas.

(b)	Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Utica and Haynesville Shale areas.

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

Results of Operations
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Three Months Ended		Percent of Revenue
	June 30,		June 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 vs 2016
Non-rental revenue	$37,538	$31,369	90.4%	92.3%	$6,169	19.7%
Rental revenue	4,000	2,609	9.6%	7.7%	1,391	53.3%
Total revenue	41,538	33,978	100.0%	100.0%	7,560	22.2%
Costs and expenses:
Direct operating expenses	34,825	30,283	83.8%	89.1%	4,542	15.0%
General and administrative expenses	8,867	14,204	21.3%	41.8%	(5,337)	(37.6)%
Depreciation and amortization	12,107	15,206	29.1%	44.8%	(3,099)	(20.4)%
Impairment of long-lived assets	—	2,664	—%	7.8%	(2,664)	(100.0)%
Total costs and expenses	55,799	62,357	134.3%	183.5%	(6,558)	(10.5)%
Operating loss	(14,261)	(28,379)	(34.3)%	(83.5)%	(14,118)	(49.7)%
Interest expense, net	(5,338)	(13,973)	(12.9)%	(41.1)%	(8,635)	(61.8)%
Other income, net	5,698	2,771	13.7%	8.2%	2,927	105.6%
Loss on extinguishment of debt	—	(284)	—%	(0.8)%	(284)	(100.0)%
Reorganization items, net	(5,704)	—	(13.7)%	—%	5,704	100.0%
Loss from continuing operations before income taxes	(19,605)	(39,865)	(47.2)%	(117.3)%	(20,260)	(50.8)%
Income tax benefit (expense)	18	(773)	—%	(2.3)%	(791)	(102.3)%
Loss from continuing operations	(19,587)	(40,638)	(47.2)%	(119.6)%	(21,051)	(51.8)%
Loss from discontinued operations, net of income taxes	—	(1,290)	—%	(3.8)%	(1,290)	(100.0)%
Net loss attributable to common shareholders	$(19,587)	$(41,928)	(47.2)%	(123.4)%	$(22,341)	(53.3)%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets, and/or through water midstream assets owned by us, to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended June 30, 2017 was $37.5 million, up $6.2 million, or 19.7%, from $31.4 million in the prior year period. Due to oil prices becoming more stable in 2017, demand has increased in all divisions as compared to the same period in the prior year. The primary driver of the increase in demand was a 111% increase in the number of average operating oil rigs in the basins we serve from those operating in the same period in the prior year.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended June 30, 2017 was $4.0 million, up $1.4 million, or 53.3%, from $2.6 million in the prior year period. The increase was the result of higher utilization of our equipment rental fleet in conjunction with the increase in drilling and completion activities due to more stable oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2017 increased $4.5 million to $34.8 million compared to the prior year period. The increase in direct operating expenses is attributable to higher revenues resulting from increased demand for our services due an increase in the number of average operating oil rigs in the basins we serve from those operating in the same period in the prior year.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2017 amounted to $8.9 million, an decrease of $5.3 million from $14.2 million in the prior year period. General and administrative expenses for the three months ended June 30, 2017 included $3.1 million in legal and professional fees for our chapter 11 filing that were incurred prior to the May 1, 2017 filing date. (The legal and professional fees for our chapter 11 filing incurred after the May1, 2017 filing date have been included in "Reorganization items, net" for the three months ended June 30, 2017.) During the three months ended June 30, 2016, general and administrative expenses included of $8.4 million in legal and professional fees in connection with the 2016 restructuring of our indebtedness. When removing these unusual and non-recurring items, general and administrative expenses were flat as compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2017 was $12.1 million, down $3.1 million, or 20.4%, from $15.2 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending, impaired assets, and sold underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers.
Impairment of long-lived assets
During the three months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land. These assets qualified to be classified as assets-held-for-sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $2.7 million for the three months ended June 30, 2016. There were no impairment charges for long-lived assets recorded during the three months ended June 30, 2017.
Interest Expense, net
Interest expense, net during the three months ended June 30, 2017 was $5.3 million, down $8.6 million or 61.8% from $14.0 million in the prior year period. Effective as of May 1, 2017, we ceased recording interest expense on outstanding pre-petition debt classified liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from May 1, 2017 through June 30, 2017, contractual interest expense related to liabilities subject to compromise of approximately $9.8 million has not been recorded. Of this $9.8 million, approximately $1.8 million may be deemed an allowed claim in the chapter 11 cases, and in accordance with the Plan would receive a distribution on account of the contractual interest expense that would otherwise be accrued.
Other Income, net
Other income, net was $5.7 million for the three months ended June 30, 2017, compared to $2.8 million in the prior year period. The difference is primarily attributable to a $5.6 million gain associated with the change in fair value of the derivative warrant liability during the three months ended June 30, 2017, compared to a $1.0 million gain during the three months ended June 30, 2016. We issued warrants with derivative features in connection with our debt restructuring during 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in "Other income, net." See Note 6 and Note 9 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants. Additionally, during the three months ended June 30, 2016, we recorded a gain on the sale of Underground Solutions, Inc. ("UGSI") of $1.7 million.
Loss on Extinguishment of Debt
During the three months ended June 30, 2016, as a result of amending our ABL Facility, we wrote off $0.3 million of unamortized debt issuance costs associated with our asset based lending facility (the "ABL Facility"). There were no amendments resulting in any losses on extinguishment of debt during the three months ended June 30, 2017.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as "Reorganization items, net" in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017, which includes professional and insurance fees, debtor in possession credit agreement financing costs, and retention bonus payments. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details.

Income Taxes
The income tax benefit was $18.0 thousand for the three months ended June 30, 2017, compared to $0.8 million in the prior year period. The primary items impacting income taxes for the three months ended June 30, 2016 was income from the cancellation of debt which generated a cash tax liability under the alternative minimum tax ("AMT") provisions. Under the AMT provisions, the use of net operating losses ("NOLs") is limited to 90% of a taxpayer's AMT income, thus generating tax on the remaining income. Upon utilization of our NOLs, we will receive a credit for the AMT tax paid to be used against any current income tax obligations subsequently incurred.
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

In light of our continued ordinary losses, at June 30, 2017 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance has been recorded against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for 2017.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Six Months Ended		Percent of Revenue
	June 30,		June 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
Non-rental revenue	$72,956	$75,395	90.3%	93.1%	$(2,439)	(3.2)%
Rental revenue	7,805	5,558	9.7%	6.9%	2,247	40.4%
Total revenue	80,761	80,953	100.0%	100.0%	(192)	(0.2)%
Costs and expenses:
Direct operating expenses	69,114	68,900	85.6%	85.1%	214	0.3%
General and administrative expenses	21,226	21,656	26.3%	26.8%	(430)	(2.0)%
Depreciation and amortization	24,978	31,051	30.9%	38.4%	(6,073)	(19.6)%
Impairment of long-lived assets	—	2,664	—%	3.3%	(2,664)	(100.0)%
Total costs and expenses	115,318	124,271	142.8%	153.5%	(8,953)	(7.2)%
Operating loss	(34,557)	(43,318)	(42.8)%	(53.5)%	(8,761)	(20.2)%
Interest expense, net	(19,546)	(26,018)	(24.2)%	(32.1)%	(6,472)	(24.9)%
Other income, net	4,240	2,929	5.3%	3.6%	1,311	44.8%
Loss on extinguishment of debt	—	(674)	—%	(0.8)%	(674)	(100.0)%
Reorganization items, net	(5,704)	—	(7.1)%	—%	5,704	100.0%
Loss from continuing operations before income taxes	(55,567)	(67,081)	(68.8)%	(82.9)%	(11,514)	(17.2)%
Income tax benefit (expense)	18	(828)	—%	(1.0)%	(846)	(102.2)%
Loss from continuing operations	(55,549)	(67,909)	(68.8)%	(83.9)%	(12,360)	(18.2)%
Loss from discontinued operations, net of income taxes	—	(1,235)	—%	(1.5)%	(1,235)	(100.0)%
Net loss attributable to common shareholders	$(55,549)	$(69,144)	(68.8)%	(85.4)%	$(13,595)	(19.7)%
Non-Rental Revenue
Non-rental revenue for the six months ended June 30, 2017 was $73.0 million, down $2.4 million, or 3.2% from $75.4 million in the prior year period. Although rig counts have increased in 2017 compared to those operating during the same period in

2016, there is a lag in revenue relative to newly added rigs, reactivating equipment, and rehiring drivers. Additionally, revenues in early 2016 were still influenced by higher rig counts at the end of 2015. These factors have led to non-rental revenue being nearly flat as compared to the same period in the prior year.
Rental Revenue
Rental revenue for the six months ended June 30, 2017 was $7.8 million, up $2.2 million, or 40.4%, from $5.6 million in the prior year period. Similar to the three month comparative periods, the increase was the result of higher utilization of our equipment rental fleet in conjunction with the increase in drilling and completion activities due to more stable oil prices.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2017 were $69.1 million, compared to $68.9 million in the prior year period. The slight increase in direct operating expenses is attributable to higher usage of subcontractors as we rehire more drivers to meet increased demand.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2017 amounted to $21.2 million, down $0.4 million from $21.7 million in the prior year period. General and administrative expenses for the six months ended June 30, 2017 included $8.8 million in legal and professional fees for our chapter 11 filing that were incurred prior to the May 1, 2017 filing date. (The legal and professional fees for our chapter 11 filing incurred after the May1, 2017 filing date have been included in "Reorganization items, net" for the six months ended June 30, 2017.) During the six months ended June 30, 2016, general and administrative expenses included of $8.4 million in legal and professional fees in connection with the 2016 restructuring of our indebtedness. When removing these unusual and non-recurring items, general and administrative expenses decreased by approximately $0.9 million during the current year period. The decrease in general and administrative expenses is primarily attributable to the write-off of uncollectible receivables in the Southern division during the six months ended June 30, 2016, with no similar write-offs during the three months ended June 30, 2017.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2017 was $25.0 million, down approximately $6.1 million from $31.1 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base as we have reduced capital spending, impaired assets, and sold underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers.
Impairment of long-lived assets
During the three months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land. These assets qualified to be classified as assets held for sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $2.7 million for the six months ended June 30, 2016. There were no impairment charges for long-lived assets during the six months ended June 30, 2017.
Interest Expense, net
Interest expense, net during the six months ended June 30, 2017 was $19.5 million, or $6.5 million lower than the $26.0 million in the prior year period. Effective as of May 1, 2017, we ceased recording interest expense on outstanding pre-petition debt classified liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from May 1, 2017 through June 30, 2017, contractual interest expense related to liabilities subject to compromise of approximately $9.8 million has not been recorded. Of this $9.8 million, approximately $1.8 million may be deemed an allowed claim in the chapter 11 cases, and in accordance with the Plan would receive a distribution on account of the contractual interest expense that would otherwise be accrued.
Other Income, net
Other income, net was $4.2 million for the six months ended June 30, 2017, compared to $2.9 million in the prior year period. The difference is primarily attributable to the $4.0 million gain associated with the change in fair value of the derivative warrant liability during the six months ended June 30, 2017, compared to a $1.0 million gain during the six months ended June 30, 2016. See Note 6 and Note 9 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants. Additionally, during the six months ended June 30, 2016, we recorded a gain on the sale of UGSI of $1.7 million.

Loss on Extinguishment of Debt
During the six months ended June 30, 2016, we executed two amendments to our ABL Facility, and as a result, we collectively wrote off $0.7 million of unamortized debt issuance costs associated with the ABL Facility. There were no amendments resulting in any losses on extinguishment of debt during the six months ended June 30, 2017.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as "Reorganization items, net" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2017, which includes professional and insurance fees, debtor in possession credit agreement financing costs, and retention bonus payments. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details.
Income Taxes
The income tax benefit for the six months ended June 30, 2017 was $18.0 thousand compared to $0.8 million in the prior year period. The primary items impacting income taxes for the six months ended June 30, 2016 was income from the cancellation of debt which generated a cash tax liability under the AMT provisions. Under the AMT provisions, the use of NOLs is limited to 90% of a taxpayer's AMT income, thus generating tax on the remaining income. Upon utilization of our NOLs, we will receive a credit for the AMT tax paid to be used against any current income tax obligations subsequently incurred.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary source of capital has historically been from borrowings available under our ABL Facility and Term Loan, with additional sources of capital in prior years from debt and equity accessed through the capital markets. Our historical acquisition activity was highly capital intensive and required significant investments in order to expand our presence in existing shale basins, access new markets and to expand the breadth and scope of services we provide. Additionally, we have historically issued equity as consideration in acquisition transactions. Our sources of capital for 2017 have included cash generated by our operations, restructuring transactions including borrowings from our Term Loan, DIP Facilities, exit facilities and asset sales. Cash generated by our operations alone is not sufficient to fund operations.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. We have incurred losses from continuing operations of $19.6 million and $55.5 million for the three and six months ended June 30, 2017, and $40.6 million and $67.9 million for the three and six months ended June 30, 2016. Cash used in operating activities was $13.3 million for the six months ended June 30, 2017. At June 30, 2017, we had cash and cash equivalents of $1.2 million. These factors, coupled with our large outstanding debt balance, raise substantial doubt about our ability to continue as a going concern.

In order to address our liquidity issues and provide for a restructuring of our indebtedness to improve our long-term capital structure, we commenced the solicitation of votes on our chapter 11 cases on April 28, 2017. The Plan sought to implement a financial restructuring of the Nuverra Parties (the “Restructuring”) in cases commenced under chapter 11 of the United States Bankruptcy Code. On May 1, 2017, the Nuverra Parties commenced the chapter 11 cases and filed the Plan, which was subsequently amended. On July 25, 2017, the Bankruptcy Court entered an order confirming the amended Plan. The Plan became effective on August 7, 2017. See the “Chapter 11 Cases and Restructuring Plan” discussions later in this section for further details the Restructuring and the Plan.

We believe that the successful implementation of the Plan contemplated by our Restructuring, and coupled with the exit financing we entered into upon our emergence from the chapter 11 cases, will provide us with sufficient liquidity to support our operations and service our debt obligations. However, we believe there is still substantial doubt about our ability to continue as a going concern and our management will monitor and re-evaluate this each period.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended
	June 30,
Net cash (used in) provided by:	2017	2016
Operating activities	$(13,275)	(12,594)
Investing activities	(2,700)	7,587
Financing activities	16,186	(33,999)
Net increase (decrease) in cash and cash equivalents	$211	$(39,006)

Operating Activities

Net cash used in operating activities was $13.3 million for the six months ended June 30, 2017. The net loss from continuing operations, after adjustments for non-cash items, used cash of $22.8 million, compared to $32.0 million in the corresponding 2016 period. Changes in operating assets and liabilities provided $9.5 million in cash primarily due to an increase in accounts payable and accrued expenses as a result of our chapter 11 filing. The non-cash items and other adjustments included $25.0 million of depreciation and amortization of intangible assets, accrued interest added to debt principal of $8.6 million, amortization of debt issuance costs of $2.1 million, a $4.0 million gain resulting from the change in the fair value of the derivative warrant liability, an increase in bad debt expense of $0.8 million, and stock-based compensation expense of $0.4 million.
Net cash used by operating activities was $12.6 million for the six months ended June 30, 2016. The net loss from continuing operations, after adjustments for non-cash items, used cash of $32.0 million. Changes in operating assets and liabilities provided $19.4 million in cash primarily due to a decrease in accounts receivable as a result of lower activity levels and billings, offset by an increase in other current assets. The non-cash items and other adjustments included $31.1 million of depreciation and amortization of intangible assets, amortization of debt issuance costs of $2.6 million, a long-lived asset impairment charge of $2.7 million, stock-based compensation expense of $0.7 million, a $0.7 million loss on disposal of property, plant and equipment, and the write off of debt issuance costs of $0.7 million, partially offset by a $1.7 million gain on the sale of UGSI and a $1.0 million gain resulting from the change in the fair value of the derivative warrant liability.
Investing Activities
Net cash used in investing activities was $2.7 million for the six months ended June 30, 2017 and primarily consisted of $2.3 million of purchases of property, plant and equipment and a $3.4 million increase in restricted cash, offset by $3.0 million of proceeds from the sale of property, plant and equipment.
Net cash provided by investing activities was $7.6 million for the six months ended June 30, 2016 which consisted primarily of $6.0 million of proceeds from the sale of property, plant and equipment and $5.0 million in proceeds from the sale of UGSI, partially offset by $2.1 million of purchases of property, plant and equipment and a $1.3 million increase in restricted cash.
Financing Activities
Net cash provided by financing activities was $16.2 million for the six months ended June 30, 2017 and was primarily comprised of $15.7 million in additional proceeds from our Term Loan and $6.9 million in cash proceeds from our new DIP Term Loan, offset by $3.8 million of net payments under our DIP Revolving Facility and $2.6 million of payments on vehicle financing and other financing activities.
Net cash used in financing activities was $34.0 million for the six months ended June 30, 2016 and consisted of $53.7 million of net payments under our ABL Facility and $3.3 million of payments on vehicle financing and other financing activities, offset by $24.0 million in proceeds from the Term Loan.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. As a result of the depressed oil and natural gas prices, we have sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures (related to continuing operations) for the six months ended June 30, 2017 totaled $2.3 million compared to $2.1 million for the six months ended June 30, 2016. These capital expenditures were offset by proceeds received from the sale of under-utilized or non-core assets of $3.0 million and $6.0 million in the six months ended June 30, 2017 and 2016, respectively. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited above. We had no new equipment additions under capital leases in the six months ended June 30, 2017 or June 30, 2016. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2017 are expected to be financed through cash flow from operations, borrowings under the DIP Facilities, Exit Financing, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
Prior to our Restructuring, we were highly leveraged and a substantial portion of our liquidity needs resulted from debt service requirements and from funding our costs of operations and capital expenditures. As of June 30, 2017, we had $519.9 million of indebtedness outstanding, consisting of $40.4 million of 2018 Notes, $357.1 million of 2021 Notes, $80.7 million under a Term Loan, $24.4 million under the DIP Revolving Facility, $7.5 million under the DIP Term Loan, and $9.8 million of capital leases for vehicle financings and a note payable for the purchase of the remaining interest in AWS.
The maturity date of our ABL Facility occurred on March 31, 2017, and, as a result, all commitments under the ABL Facility were terminated, the lenders under the ABL Facility had no obligation to provide additional loans or otherwise extend credit under the ABL Facility, and all obligations under the ABL Facility are due and payable. As we did not repay all outstanding obligations under the ABL Facility, we were in default under the ABL Facility and the lenders under the ABL Facility were entitled to exercise their rights and remedies. In addition, the default under the ABL Facility constituted an event of cross-default under the Term Loan and the indentures governing the Company’s 2018 Notes and 2021 Notes. In addition, the filing of the bankruptcy constituted an event of default that accelerated the Company’s obligations under the ABL Facility, Term Loan, indenture governing the 2018 Notes, indenture governing the 2021 Notes, and note issued in connection with the acquisition of the remaining 49% interest in Appalachian Water Services, LLC (or "AWS"). The filing of the Plan, however, automatically stayed any effort to enforce such payment obligations under the foregoing debt instruments. Claims relating to the AWS note payable were resolved pursuant to a settlement described in Note 18 in the Notes to the Condensed Consolidated Financial Statements and the other foregoing debt obligations were resolved pursuant to the Plan.
See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further details on our indebtedness, including discussion on amendments to our Term Loan, Letter Agreement, and Intercreditor Agreement executed in 2017.
Chapter 11 Cases and Restructuring Plan

The following sections set forth information about the chapter 11 cases of the Nuverra Parties, which commenced on May 1, 2017. On August 7, 2017, the Effective Date, the Nuverra Parties emerged from chapter 11. The chapter 11 cases of the Nuverra Parties remain pending until closed by the Bankruptcy Court.

Voluntary Petition Under Chapter 11 of the Bankruptcy Code and Solicitation of Votes on the Plan

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The Nuverra Parties’ chapter 11 cases are being jointly administered under the caption In re Nuverra Environmental Solutions, Inc., et al. (Case Nos. 17-10949 through 17-10962). On May 19, 2017, an Official Committee of Unsecured Creditors (the “Committee”) was appointed in these cases by the United States Trustee for the District of Delaware.

Prior to commencement of the chapter 11 cases of the Nuverra Parties, on April 28, 2017, the Company commenced a solicitation of votes to accept or reject the Plan from holders of the 2018 Notes, 2021 Notes, and indebtedness under the Term Loan. The Plan was accepted by all classes of creditors entitled to vote except for the class of holders of 2018 Notes.

Debtor in Possession Financing

In connection with the filing of the chapter 11 cases, on May 3, 2017, following the authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Revolving Facility Lenders”), Wells Fargo Bank, National Association, as administrative agent, and other agents party thereto, closed a Debtor-in-Possession Credit Agreement (the “DIP Revolving Facility”), dated as of April 30, 2017, pursuant to which the DIP Revolving Facility Lenders agreed to provide the Company a secured revolving credit facility up to a maximum amount of $31.5 million to, among other things, refinance obligations under the ABL Facility and finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings.

The maturity date of the DIP Revolving Facility was the earliest to occur of: (i) August 7, 2017, (ii) the occurrence of an Event of Default (as defined in the DIP Revolving Facility), and (iii) the effective date of any chapter 11 plan of reorganization confirmed in connection with the chapter 11 cases. The DIP Revolving Facility was paid in full pursuant to the Plan on the Effective Date.

In addition to the DIP Revolving Facility and in connection with the filing of the chapter 11 cases, on May 3, 2017, following authorization of the Bankruptcy Court, the Company, as borrower, the lenders party thereto (the “DIP Term Loan Agreement Lenders”), and Wilmington Savings Fund Society, FSB ("Wilmington"), as administrative agent closed a Debtor-in-Possession Term Loan Credit Agreement (the “DIP Term Loan,” together with the DIP Revolving Facility, the “DIP Facilities”), dated as of April 30, 2017, pursuant to which the DIP Term Loan Lenders agreed to provide the Company with an initial term loan in the amount of $2.5 million and subsequent term loans not to exceed $12.5 million in the aggregate to, among other things, finance the ongoing general corporate needs of the Nuverra Parties during the course of the chapter 11 proceedings. The DIP Term Loan Lenders made the initial term loan on May 3, 2017, which the Company used for general corporate purposes.

The maturity date of the DIP Term Loan was the earliest to occur of: (i) August 7, 2017, (ii) the occurrence of an Event of Default (as defined in the DIP Term Loan), and (iii) the effective date of any chapter 11 plan of reorganization confirmed in connection with the chapter 11 cases. The DIP Term Loan was converted to equity on the Effective Date pursuant to the Plan.

Restructuring Support Agreement and Plan of Reorganization

On April 9, 2017, the Nuverra Parties entered into the Restructuring Support Agreement with the Supporting Noteholders, which was further amended on April 20, 2017 and April 28, 2017 and modified as set forth in the PSA. Under the Restructuring Support Agreement, the Supporting Noteholders agreed, subject to certain terms and conditions, to support the Restructuring pursuant to the prepackaged Plan, which was filed in the Nuverra Parties' cases commenced under chapter 11 of the United States Bankruptcy Code.

The Plan, as amended, contemplates, among other things, the following:

•
financing under exit facilities to fund required disbursements under the Plan, through a new first or second lien, senior secured exit facility or facilities in the form of an asset backed revolver, term loan or loans, or combination thereof;

•	cash payment in full of all administrative expense claims, priority tax claims, priority claims, and DIP Revolving Facility claims;

•
satisfaction in full of all DIP Term Loan claims and Term Loan claims (collectively, the “Supporting Noteholder Term Loan Claims”) and a $3.8 million term loan conversion fee through conversion of such claims into newly issued common stock of the reorganized Company (the “New Common Stock”) at an enterprise valuation of $350.0 million, which is a value that exceeds the Company's own enterprise valuation, subject to dilution by a new management incentive plan;

•
a $105.0 million rights offering (the “Rights Offering”) that could be conducted prior to the Effective Date of the Plan, unless, in accordance with the terms of the Plan, the Rights Offering is withdrawn or cancelled by the Company with the consent of the Supporting Noteholders. The Company and the Supporting Noteholders elected to cancel the Rights Offering on July 31, 2017;

•
receipt by the holders of the 2021 Notes, in full satisfaction of their claims, of their pro rata share of 98.75% of the “Remaining Reorganized Nuverra Common Stock” which is New Common Stock (subject to dilution by a new management incentive plan) issued and outstanding on the Effective Date after giving effect to the distribution of New Common Stock (i) to holders of Supporting Noteholder Term Loan Claims (including on account of the term loan conversion fee), and (ii) in payment of an exit financing commitment fee;

•
receipt by (i) the holders of the 2018 Notes (subject to an indenture trustee charging lien) and holders of certain claims relating to the rejection of executory contracts and unexpired leases, in full satisfaction of their allowed claims which will be no more than $45.0 million, of (a) their pro rata share of 1.25% of the Remaining Reorganized Nuverra Common Stock and (b) warrants (“Warrants”) to purchase 1.00% of the Remaining Reorganized Nuverra Common Stock at an exercise price set assuming an enterprise value of the Company equal to $507.6 million and with an exercise term expiring five years from the Effective Date or, in certain instances specified in the Plan, a longer term of up to seven years from the Effective Date, and, (ii) the holders of the 2018 Notes of $350,000 in cash, which is provided to defray the expenses of the indenture trustee;

•	existing equity interests, including existing warrants, shall receive no distribution;

•	payment of all undisputed, non-contingent customer, vendor or other obligations not specifically compromised under the Plan; and

•
continuation as a public reporting company under the Securities Exchange Act of 1934, as amended, and best efforts to have the New Common Stock listed on the New York Stock Exchange, the NASDAQ Stock Market, or another nationally recognized exchange.

In accordance with the Restructuring Support Agreement, the Supporting Noteholders agreed, among other things, to: (i) provide interim financing to the Nuverra Parties prior to the filing of the chapter 11 cases; (ii) support and take all necessary actions in furtherance of the Restructuring; (iii) vote all of their claims against the Nuverra Parties in favor of the Plan; (iv) not direct or take any action inconsistent with the Plan or the Supporting Noteholders' obligations; (v) not take any action that would, or is intended to, in any material respect, interfere with, delay, or postpone the consummation of the Restructuring; and (vi) not transfer claims held by each Supporting Noteholder except with respect to limited and customary exceptions, generally requiring any transferee to become party to the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Nuverra Parties agreed, among other things, to: (i) use best efforts to launch the solicitation of votes to approve the Plan, file the Plan, and seek confirmation of the Plan; (ii) use best efforts to obtain orders from the bankruptcy court regarding the Restructuring; (iii) act in good faith and use its best efforts to support and complete the transactions contemplated in the term sheet attached to the Restructuring Support Agreement Term Sheet (the “Term Sheet”); (iv) use best efforts to obtain all required regulatory approvals and third-party approvals of the Restructuring; (v) not take any actions inconsistent with the Restructuring Support Agreement, Term Sheet, DIP Facilities, and the Plan; (vi) operate its business in the ordinary course consistent with past practice and preserve its businesses and assets; and (vii) support and take all actions that are necessary and appropriate to facilitate the confirmation of the Plan and the consummation of the Restructuring.

The Restructuring Support Agreement also required the Company to enter into a new employment agreement with Mark D. Johnsrud, the Company’s Chief Executive Officer and Chairman, on terms mutually acceptable to Mr. Johnsrud and the Supporting Noteholders, which was assumed by the Nuverra Parties under the Plan.

The Restructuring Support Agreement terminated upon the Effective Date.

Plan Support Agreement and Plan Amendment

In connection with the Nuverra Parties’ chapter 11 cases, on May 19, 2017, the United States Trustee for the District of Delaware appointed the Committee in the chapter 11 cases. On June 22, 2017, the Nuverra Parties entered into the PSA with the Committee and the Supporting Noteholders as part of a settlement with the Committee to resolve the Committee’s issues, concerns, and objections with respect to certain matters in the Plan.

Pursuant to the PSA, the Committee agreed to, among other things, (i) withdraw objections and support efforts to normalize the Nuverra Parties’ business operations throughout the chapter 11 cases, (ii) support confirmation of the Plan, as amended in connection with the settlement with the Committee, (iii) not take any action to delay, impede, or interfere with the confirmation of the Plan, and (iv) cooperate with the Nuverra Parties to oppose any objection to the Plan. In addition, the Committee agreed that any payment to the trustee of the 2018 Notes is contingent upon the trustee of the 2018 Notes (i) withdrawing its objection to the Nuverra Parties’ motion to pay certain prepetition general unsecured claims in the ordinary course of business and (ii) not taking certain actions adverse to the Nuverra Parties’ restructuring efforts.

Pursuant to the PSA, the Nuverra Parties agreed to file the amended Plan, which became the Plan after its filing, and cooperate, along with the Supporting Noteholders, to reduce the allowed claims in the classes of creditors that shared in the enhanced stock and warrant recoveries provided under the PSA, other than the 2018 Notes claims. Among other terms and conditions, as part of the settlement with the Committee, the Plan was amended as follows:

•
“Affected Classes” benefiting from the PSA will receive an aggregate 1.25% of the Remaining Reorganized Nuverra Common Stock. The other 98.75% of Remaining Reorganized Nuverra Common Stock will be distributed to holders of the Nuverra Parties existing 2021 Notes. The Plan previously provided for distribution of 0.25% of the Remaining Reorganized Nuverra Common Stock to holders of claims relating to the 2018 Notes only (and not to other Affected Classes containing rejection damage claims), and 99.75% of Remaining Reorganized Nuverra Common Stock to holders of 2021 Notes. The Company does not expect there to be any claims in the Affected Classes other than claims relating to the 2018 Notes.

•
Affected Classes will receive warrants to purchase 1.0% of the Remaining Reorganized Nuverra Common Stock (i.e., New Common Stock remaining after certain Plan distributions) set at an exercise price assuming an enterprise value of the reorganized Company equal to $507.6 million and with an exercise term expiring five years from the Effective Date or, in certain instances specified in the Plan, a longer term of up to seven years from the Effective Date.

•
The class containing 2018 Notes will receive $350,000 to defray the expenses of the indenture trustee for the 2018 Notes and help ensure that any charging lien asserted by the trustee does not prevent holders of 2018 Notes from receiving the other consideration under the Plan.

•	The aggregate allowed claims in the Affected Classes will be no more than $45.0 million.

•
The Rights Offering, pursuant to which the Company could distribute rights to permit the holders thereof to acquire common stock of the Company, was reduced from rights to purchase $150.0 million of newly issued common stock of the Company to $105.0 million. As a result, the number of shares holders of 2018 Notes could purchase from the rights distributed in the rights offering was reduced from $75.0 million to $30.0 million. As discussed herein, the Company and the Supporting Noteholders elected to cancel the Rights Offering on July 31, 2017.

Confirmation and Effectiveness of the Plan

On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. The Confirmation Order was stayed by its terms until August 4, 2017, except that certain provisions of the order were immediately effective for purposes of enabling the Company to pay fees, reimburse expenses, and enter into commitment agreements in connection with the Exit Facilities. On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court for the District of Delaware and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors' committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal, concluding that: “The Bankruptcy Court's ruling is consistent with existing precedent, and Appellant has failed to establish that he will suffer irreparable harm in absence of a stay.” Notwithstanding the denial of the motion for stay pending appeal, Hargreaves' appeal remains pending in the District Court.

The Plan became effective on August 7, 2017, when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on August 7, 2017, the bankruptcy cases remain pending until closed by the Bankruptcy Court.

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

The Amended Employment Agreement was assumed on the Effective Date.

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
The table below provides the reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loss from continuing operations	$(19,587)	$(40,638)	$(55,549)	$(67,909)
Depreciation and amortization	12,107	15,206	24,978	31,051
Interest expense, net	5,338	13,973	19,546	26,018
Income tax (benefit) expense	(18)	773	(18)	828
EBITDA	$(2,160)	$(10,686)	$(11,043)	$(10,012)
Off Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance-sheet arrangements other than operating leases that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the six months ended June 30, 2017 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Common Stock

There is no trading market for our securities and no assurances that an active trading market will develop or that we will list on a national securities exchange.

Upon emergence from chapter 11, our old common stock was canceled and we issued new common stock. Our common stock has not yet been approved for listing on a national securities exchange and there can be no assurances that we will list on a national securities exchange or that a market for our common stock will develop. In addition, there can be no assurances as to the liquidity of the trading market for our common stock if a market develops. If our common stock begins trading on an exchange, the market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors beyond our control such as our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of Fresh Start accounting, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Quarterly Report. If our common stock begins trading on an exchange, our common stock may be traded only infrequently, and reliable market quotations may not be available. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

Risks Related to the Restructuring and our Indebtedness

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

Due to a severe industry downturn beginning in late 2014, on May 1, 2017, the Company and its material subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware. On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, the Plan became effective pursuant to its terms, and the Nuverra Parties emerged from chapter 11. The bankruptcy cases will remain pending until closed by the Bankruptcy Court.

Our recent emergence from chapter 11 could adversely affect our business and relationships with customers, employees, suppliers and others. Due to uncertainties, many risks exist, including the following:

•	we may have difficulty obtaining the capital we need to run and grow our business;

•	key suppliers could terminate their relationship with us or require financial assurances or enhanced performance;

•	our ability to renew existing contracts and compete for new business may be adversely affected;

•	our ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities, and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material adverse effect on our operations, financial condition, and results of operations. We cannot assure you that having been through chapter 11 will not adversely affect our operations in the future.

Upon our emergence from chapter 11, the composition of our shareholder base and concentration of equity ownership changed significantly. As a result, the future strategy and plans of the Company may differ materially from those in the past.

Upon our emergence from chapter 11, two shareholder groups beneficially own almost 90% (the “Significant Shareholders”) of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. As a result, the future strategy and plans of the Company may differ materially from those of the past. Circumstances may occur in which the interests of the Significant Shareholders could be in conflict with the interests of other shareholders, and the Significant Shareholders would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

The effects of the pending appeal of the Confirmation Order in the District Court for the District of Delaware are difficult to predict.

On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court for the District of Delaware and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors’ committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal, concluding that: “The Bankruptcy Court’s ruling is consistent with existing precedent, and Appellant has failed to establish that he will suffer irreparable harm in absence of a stay.” Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the District Court. The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the appeal will not affect the finality, validity and enforceability of the Confirmation Order. If the Confirmation Order is overturned or modified on appeal, there could be adverse effects on our businesses.

Our actual financial results after emergence from chapter 11 may not be comparable to our projections filed with the Bankruptcy Court in the course of our chapter 11 cases, and will not be comparable to our historical financial results as a result of the implementation of our Plan and the transactions contemplated thereby.

We filed with the Bankruptcy Court projected financial information to demonstrate to the Bankruptcy Court the feasibility of our Plan and our ability to continue operations following our emergence from chapter 11. Those projections were prepared solely for the purpose of the chapter 11 cases and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on those projections.

There is no guarantee that the warrants issued by us in accordance with the Plan will become in the money, and unexercised warrants may expire worthless.

As long as our stock price is below $39.82 per share, the warrants will have limited economic value, and they may expire worthless. Additionally, no warrant holder has, by virtue of holding or having a beneficial interest in the warrants, the right to vote, consent, receive any cash dividends, allotments or rights or other distributions paid, allotted or distributed or distributable to the holders of common stock, or to exercise any rights whatsoever as a stockholder unless, until, and only to the extent such warrant holder becomes a holder of record of shares of common stock issued upon settlement of warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1
Amendment No. 3 to Intercreditor Agreement, dated April 3, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement (incorporated herein by reference to Exhibit 4.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 7, 2017)

4.2
Amendment No. 3 to Intercreditor Agreement, dated April 3, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement (incorporated herein by reference to Exhibit 4.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 7, 2017)

4.3
Amendment No. 4 to Intercreditor Agreement, dated April 6, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement (incorporated herein by reference to Exhibit 4.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

4.4
Amendment No. 4 to Intercreditor Agreement, dated April 6, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement (incorporated herein by reference to Exhibit 4.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

4.5
Amendment No. 5 to Intercreditor Agreement, dated April 10, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement (incorporated herein by reference to Exhibit 4.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

4.6
Amendment No. 5 to Intercreditor Agreement, dated April 10, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement (incorporated herein by reference to Exhibit 4.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

4.7
Amendment No. 6 to Intercreditor Agreement, dated April 18, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement (incorporated herein by reference to Exhibit 4.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 20, 2017)

4.8
Amendment No. 6 to Intercreditor Agreement, dated April 18, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement (incorporated herein by reference to Exhibit 4.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 20, 2017)

Exhibit Number	Description

4.9
Amendment No. 7 to Intercreditor Agreement, dated April 24, 2017, by and among Wells Fargo, as pari passu collateral agent, Wells Fargo, as revolving credit agreement agent under the ABL Facility, and Wilmington, as administrative agent under the Term Loan Agreement (incorporated herein by reference to Exhibit 4.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 25, 2017)

4.10
Amendment No. 7 to Intercreditor Agreement, dated April 24, 2017, by and among Wells Fargo, as revolving credit agreement agent under the ABL Facility, Wilmington, as administrative agent under the Term Loan Agreement, and Wilmington, as second lien agent under the Second Lien Intercreditor Agreement (incorporated herein by reference to Exhibit 4.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.1
Fifth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 3, 2017, by and among the Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 7, 2017)

10.2
Letter Agreement, dated April 3, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 7, 2017)

10.3
Restructuring Support Agreement, dated as of April 9, 2017, by and among the Company and its subsidiaries, and the Supporting Noteholders (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.4
Sixth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 6, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.5
Seventh Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 10, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.6
Letter Agreement, dated April 6, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.7
Letter Agreement, dated April 10, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.8
Eight Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 18, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company, and the guarantors named therein (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 20, 2017)

10.9
Letter Agreement, dated April 18, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 20, 2017)

10.10
First Amendment to Restructuring Support Agreement, dated as of April 20, 2017, by and among the Company and its subsidiaries and the Supporting Noteholders (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.11
Ninth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 24, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company, and the guarantors named therein (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.12
Letter Agreement, dated April 24, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.13
Second Amendment to Restructuring Support Agreement, dated as of April 28, 2017, by and among the Nuverra Parties and the Supporting Noteholders (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on May 1, 2017)

Exhibit Number	Description
10.14
Amended and Restated Employment Agreement, dated as of April 28, 2017, by and between the Company and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on May 1, 2017)

10.15
Debtor in Possession Credit Agreement, dated as of April 30, 2017, by and among the Company, DIP Revolving Facility Lenders, Wells Fargo Bank, National Association, as administrative agent, and other agents party thereto (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on May 5, 2017)

10.16
Debtor in Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, DIP Term Loan Lenders, Wilmington Savings Fund Society, FSB, as administrative agent (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on May 5, 2017)

10.17
Plan Support Agreement, dated as of June 22, 2017, by and among the Company, its subsidiaries, the Committee, and the Supporting Noteholders (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on June 28, 2017)

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

Date:	August 11, 2017

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)