Form 10-Q
period 2017-09-30
Nuverra Environmental Solutions, Inc.
filed 2017-11-08
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2017 was 11,695,580.

PART I —FINANCIAL INFORMATION		6
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor)	6
	Condensed Consolidated Statements of Operations for the Two Months Ended September 30, 2017 (Successor), the One and Seven Months Ended July 31, 2017 (Predecessor), and the Three and Nine Months Ended September 30, 2016 (Predecessor)	7
	Condensed Consolidated Statements of Cash Flows for the Two Months Ended September 30, 2017 (Successor), the Seven Months Ended July 31, 2017 (Predecessor), and the Nine Months Ended September 30, 2016 (Predecessor)	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56

PART II – OTHER INFORMATION		57
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	59

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	the expected timing and benefits of our completed restructuring under chapter 11 of the United States Bankruptcy Code to improve our long-term capital structure;

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, including statements regarding fluctuations in oil and natural gas prices; and

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions.
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
These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include, among others:

•	the effects of our completed restructuring on the Company and the interests of various constituents;

•
risks and uncertainties associated with the restructuring process, including the outcome of a pending appeal of the order confirming the plan of reorganization and our ability to execute the requirements of the plan of reorganization subsequent to the effective date;

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our chapter 11 filing;

•	the bankruptcy and, as applicable, appellate, court’s rulings in our chapter 11 cases, including appeals thereof, and the outcome of our chapter 11 cases in general;

•	risks associated with third-party motions, objections and appeals in our chapter 11 cases, including the pending appeal of the confirmation of the plan of reorganization;

•	the length of time the Company will operate under chapter 11 protection;

•	the effects of the increased advisory costs incurred to execute the reorganization;

•
risks associated with our indebtedness, including changes to interest rates, deterioration in the value of our machinery and equipment or accounts receivables, our ability to manage our liquidity needs and to comply with covenants under our credit facilities;

•	our ability to attract, motivate and retain key executives and qualified employees in key areas of our business, including as a result of our completed chapter 11 restructuring;

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

•	risks associated with our capital structure, including our ability to access necessary funding to generate sufficient operating cash flow to meet our debt service obligations;

•	risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including fluctuations in the trading prices of our common stock;

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor	Predecessor
	September 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$3,248	$994
Restricted cash	7,758	1,420
Accounts receivable, net of allowance for doubtful accounts of $1.7 and $1.7 million at September 30, 2017 and December 31, 2016, respectively	32,843	23,795
Inventories	3,933	2,464
Prepaid expenses and other receivables	4,010	3,516
Other current assets	647	107
Assets held for sale	5,730	1,182
Total current assets	58,169	33,478
Property, plant and equipment, net of accumulated depreciation of $17.1 and $148.9 million at September 30, 2017 and December 31, 2016, respectively	264,314	294,179
Equity investments	57	73
Intangibles, net	589	14,310
Goodwill	27,139	—
Other assets	187	564
Total assets	$350,455	$342,604
Liabilities and Shareholders’ Equity (Deficit)
Accounts payable	$7,534	$4,047
Accrued liabilities	17,601	18,787
Current contingent consideration	500	—
Current portion of long-term debt	2,068	465,835
Derivative warrant liability	857	4,298
Other current liabilities	3,913	—
Total current liabilities	32,473	492,967
Deferred income taxes	192	495
Long-term debt	38,101	5,956
Long-term contingent consideration	—	8,500
Other long-term liabilities	6,310	3,752
Total liabilities	77,076	511,670
Commitments and contingencies
Shareholders’ equity (deficit):
Predecessor common stock	—	152
Successor common stock	117	—
Additional paid-in capital	290,255	1,407,867
Treasury stock	—	(19,807)
Accumulated deficit	(16,993)	(1,557,278)
Total shareholders’ equity (deficit)	273,379	(169,066)
Total liabilities and shareholders’ equity (deficit)	$350,455	$342,604
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Two Months Ended	One Month Ended	Three Months Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Revenue:
Non-rental revenue	$30,620	$13,608	$32,143
Rental revenue	3,138	1,514	3,298
Total revenue	33,758	15,122	35,441
Costs and expenses:
Direct operating expenses	26,110	11,896	32,122
General and administrative expenses	4,928	1,326	6,323
Depreciation and amortization	17,321	4,003	15,019
Impairment of long-lived assets	2,404	—	7,788
Total costs and expenses	50,763	17,225	61,252
Operating loss	(17,005)	(2,103)	(25,811)
Interest expense, net	(778)	(3,246)	(14,656)
Other income, net	294	7	2,095
Reorganization items, net	530	229,198	—
(Loss) income before income taxes	(16,959)	223,856	(38,372)
Income tax (expense) benefit	(34)	304	(24)
Net (loss) income	$(16,993)	$224,160	$(38,396)

Earnings per common share:
Net (loss) income per basic common share	$(1.45)	$1.48	$(0.30)

Net (loss) income per diluted common share	$(1.45)	$1.42	$(0.30)

Weighted average shares outstanding:
Basic	11,696	150,951	129,669
Diluted	11,696	157,394	129,669
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Revenue:
Non-rental revenue	$30,620	$86,564	$107,538
Rental revenue	3,138	9,319	8,856
Total revenue	33,758	95,883	116,394
Costs and expenses:
Direct operating expenses	26,110	81,010	101,022
General and administrative expenses	4,928	22,552	27,979
Depreciation and amortization	17,321	28,981	46,070
Impairment of long-lived assets	2,404	—	10,452
Total costs and expenses	50,763	132,543	185,523
Operating loss	(17,005)	(36,660)	(69,129)
Interest expense, net	(778)	(22,792)	(40,674)
Other income, net	294	4,247	5,024
Loss on extinguishment of debt	—	—	(674)
Reorganization items, net	530	223,494	—
(Loss) income from continuing operations before income taxes	(16,959)	168,289	(105,453)
Income tax (expense) benefit	(34)	322	(852)
(Loss) income from continuing operations	(16,993)	168,611	(106,305)
Loss from discontinued operations, net of income taxes	—	—	(1,235)
Net (loss) income	$(16,993)	$168,611	$(107,540)

Earnings per common share:
Basic (loss) income from continuing operations	$(1.45)	$1.12	$(1.41)
Basic loss from discontinued operations	—	—	(0.02)
Net (loss) income per basic common share	$(1.45)	$1.12	$(1.43)

Diluted (loss) income from continuing operations	$(1.45)	$0.97	$(1.41)
Diluted loss from discontinued operations	—	—	(0.02)
Net (loss) income per diluted common share	$(1.45)	$0.97	$(1.43)

Weighted average shares outstanding:
Basic	11,696	150,940	75,291
Diluted	11,696	174,304	75,291
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended
	September 30,	July 31,	September 30,
	2017	2017	2016
Cash flows from operating activities:
Net (loss) income	$(16,993)	$168,611	$(107,540)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on the sale of TFI	—	—	1,235
Depreciation and amortization of intangible assets	17,321	28,981	46,070
Amortization of debt issuance costs, net	—	2,135	4,329
Accrued interest added to debt principal	177	11,474	20,240
Stock-based compensation	181	457	908
Impairment of long-lived assets	2,404	—	10,452
Gain on sale of UGSI	(76)	—	(1,747)
Loss (gain) on disposal of property, plant and equipment	687	(258)	3,298
Bad debt expense	41	788	(516)
Change in fair value of derivative warrant liability	140	(4,025)	(2,574)
Loss on extinguishment of debt	—	—	674
Deferred income taxes	34	(337)	70
Other, net	152	(11,295)	5
Reorganization items, non-cash	—	(218,600)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,349)	(4,528)	20,516
Prepaid expenses and other receivables	(528)	472	(227)
Accounts payable and accrued liabilities	(1,111)	3,682	(14,379)
Other assets and liabilities, net	(152)	3,494	(136)
Net cash used in operating activities	(3,072)	(18,949)	(19,322)
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1,623	3,083	9,954
Purchases of property, plant and equipment	(404)	(3,149)	(2,613)
Proceeds from the sale of UGSI	76	—	5,032
Change in restricted cash	47	(6,385)	3,163
Net cash provided by (used in) investing activities	1,342	(6,451)	15,536
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	—	106,785	118,533
Payments on Predecessor revolving credit facility	—	(129,964)	(176,428)
Proceeds from Predecessor term loan	—	15,700	24,000
Proceeds from debtor in possession term loan	—	6,875	—
Proceeds from Successor First and Second Lien Term Loans	—	36,053	—
Payments on Successor First and Second Lien Term Loans	(442)	—	—
Proceeds from Successor revolving facility	28,020	—	—
Payments on Successor revolving facility	(28,020)	—	—
Payments for debt issuance costs	—	(1,053)	(1,084)
Issuance of stock	—	—	5,000
Payments on vehicle financing and other financing activities	(1,773)	(2,797)	(4,957)
Net cash (used in) provided by financing activities	(2,215)	31,599	(34,936)
Net (decrease) increase in cash and cash equivalents	(3,945)	6,199	(38,722)
Cash and cash equivalents - beginning of period	7,193	994	39,309
Cash and cash equivalents - end of period	$3,248	$7,193	$587

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended
	September 30,	July 31,	September 30,
	2017	2017	2016

Supplemental disclosure of cash flow information:
Cash paid for interest	$218	$1,568	$22,290
Cash paid for taxes, net	23	193	304

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Our condensed consolidated balance sheet as of December 31, 2016, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or “GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 14, 2017.
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted. Unless stated otherwise, any reference to statement of operations items in these accompanying condensed consolidated financial statements refers to results from continuing operations.
On May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court. See Note 3 on “Emergence from Chapter 11 Reorganization” for additional details.

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 4 on “Fresh Start Accounting” for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the condensed consolidated financial statements on or after August 1, 2017, are not comparable with the condensed consolidated financial statements prior to that date.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to July 31, 2017. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on and prior to July 31, 2017.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Although we had a net loss for the two months ended September 30, 2017, we believe that the successful implementation of the Plan contemplated by our Restructuring, coupled with the exit financing we entered into upon our emergence from the chapter 11 cases, has provided us with sufficient liquidity to support our operations and service our debt obligations, and therefore substantial doubt about our ability to continue as a going concern no longer exists.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recently Adopted Accounting Pronouncements

We adopted the guidance in ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) as of January 1, 2017 when it became effective. Under the new standard, income tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  Additionally, excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period and are classified along with other income tax cash flows as an operating activity.  Upon adopting ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We have selected to make an entity wide accounting policy election to continue to estimate the number of awards that are expected to vest. We have adopted the other provisions of the new guidance on a prospective basis, except when the modified retrospective transition method was specifically required. The adoption of this guidance has not had a significant impact on our condensed consolidated financial statements.

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 - Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in this update will be added to the ASC as Topic 606, Revenue from Contracts with Customers, and replaces the guidance in Topic 605. The underlying principle of the guidance in this update is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. This new revenue standard also calls for more detailed disclosures and provides guidance for transactions that weren’t addressed completely, such as service revenue and contract modifications which may be applied retrospectively or modified retrospectively. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The guidance in ASU 2015-14 delays the effective date for the new revenue recognition guidance outlined in ASU 2014-09 to reporting periods beginning after December 15, 2017, which for us is the reporting period starting January 1, 2018. We currently anticipate adopting the standard using the modified retrospective method. While we are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures, we do not expect the impact to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach. Early adoption of ASU 2016-09 is permitted. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Based upon the current effective date, the new guidance would first apply to our reporting period starting January 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification and guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and contingent consideration payments made after a business combination. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2018, and don’t believe that this new guidance will have a significant impact on the consolidated statement of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated statement of cash flows, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We plan to early adopt this ASU in the fourth quarter of 2017 in conjunction with our annual impairment test as of October 1st.  Previously our goodwill was tested for impairment annually at September 30th. However, upon emergence we have determined that our goodwill will be tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this ASU will be applied on a prospective basis and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 3 - Emergence from Chapter 11 Reorganization

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On July 26, 2017, David Hargreaves, an individual holder of our pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”), appealed the Confirmation Order to the District Court for the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal. Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the District Court.

The Nuverra Parties emerged from the bankruptcy proceedings on the Effective Date. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

On the Effective Date, the Company:

•	Adopted a Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Company;

•	Appointed three new members to the Company’s Board of Directors to replace the directors of the Company who were deemed to have resigned on the Effective Date;

•
Entered into a new $45.0 million First Lien Credit Agreement by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (“Credit Agreement Agent”), and the Company, pursuant to which the Credit Agreement Lenders agreed to extend the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”);

•
Entered into a new $26.8 million Second Lien Term Loan Credit Agreement by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington Savings Fund Society, FSB (“Wilmington”), as administrative agent (the “Second Lien Term Loan Agent”), and the Company, pursuant to which the Second Lien Term Loan Lenders extended the Company a $26.8 million second lien term loan facility (the “Successor Second Lien Term Loan”);

•	Issued 7,900,000 shares of common stock of the reorganized Company to the holders of the Company’s 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the “2021 Notes”);

•	Issued 100,000 shares of common stock of the reorganized Company to the Affected Classes (as defined in the Plan);

•
Issued 3,695,580 shares of common stock of the reorganized Company to holders of Supporting Noteholder Term Loan Claims (as defined in the Plan) and to the Credit Agreement Lenders for the Exit Financing Commitment Fee (as defined in the Plan);

•	Issued 118,137 warrants to purchase common stock of the reorganized Company, with an exercise price of $39.82 per share and an exercise term expiring seven years from the Effective Date;

•	Entered into a Registration Rights Agreement with certain holders of the reorganized Company’s common stock party thereto;

•	Entered into a Warrant Agreement with American Stock Transfer & Trust Company LLC, the Company’s transfer agent;

•	Paid in full in cash all administrative expense claims, priority tax claims, priority claims, and debtor in possession revolving credit facility claims;

•	Paid all undisputed, non-contingent customer, vendor, or other obligations not specifically compromised under the Plan; and

•
Assumed Mark D. Johnsrud’s, the Company’s Chairman and Chief Executive Officer, Second Amended and Restated Employment Agreement, dated April 28, 2017 and entered into an Amended and Restated Employment Agreement with Joseph M. Crabb, the Company’s Executive Vice President and Chief Legal Officer.

On the Effective Date, all of the following agreements, and all outstanding interests and obligations thereunder, were terminated:

•
Amended and Restated Credit Agreement, as amended through the Fourteenth Amendment thereto, dated as of February 3, 2014, by and among Wells Fargo Bank, National Association (“Wells Fargo”), the lenders named therein, and the Company (the “Predecessor Revolving Facility”);

•
Term Loan Credit Agreement, as amended through the Ninth Amendment thereto, dated as of April 15, 2016, by and among Wilmington, the lenders named therein, and the Company (the “Predecessor Term Loan”);

•	Indenture governing the Company’s 2018 Notes, dated April 10, 2012, among the Company, its subsidiaries, and The Bank of New York Mellon, N.A.;

•	Indenture governing the Company’s 2021 Notes, dated April 15, 2016, among the Company, Wilmington, and the guarantors party thereto;

•	Debtor-in-Possession Credit Agreement, dated as of April 30, 2017 and effective as of May 3, 2017, by and among the Company, the lenders party thereto, Wells Fargo, and other agents party thereto; and

•	Debtor-in-Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, the lenders party thereto, and Wilmington.

In addition, on the Effective Date, pursuant to the Plan, (i) all shares of the Company’s pre-Effective Date common stock and all other previously issued and outstanding equity interests in the Company, and any rights of any holder in respect thereof, were canceled and discharged and (ii) all agreements, instruments, and other documents evidencing, relating to or connected with the Company’s pre-Effective Date common stock and all other previously issued and outstanding equity interests of the Company, and any rights of any holder in respect thereof, were canceled and discharged and of no further force or effect.

As a result of the cancellation of the Company’s pre-Effective Date common stock on the Effective Date, the Company’s pre-Effective Date common stock ceased trading on the OTC Pink Marketplace under the symbol “NESCQ.” On October 12, 2017, the Company’s post-Effective Date common stock was listed and began trading on the NYSE American Stock Exchange under the symbol “NES.” See “Risks Related to our Common Stock” on page 58 of this Quarterly Report.

The foregoing is a summary of the substantive provisions of the Plan and the transactions related to and contemplated thereunder and is not intended to be a complete description of, or a substitute for, a full and complete reading of, the Plan and the other documents referred to above.

Note 4 - Fresh Start Accounting

In connection with our emergence from chapter 11 on the Effective Date, we applied the provisions of fresh start accounting, pursuant to FASB ASC 852, Reorganizations (“ASC 852”), to our consolidated financial statements. We qualified for fresh start accounting as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of our assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters the Confirmation Order confirming the Plan, or as of a later date when all material conditions precedent to the effectiveness of the Plan are resolved, which for us was August 7, 2017. We elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. We evaluated the events between July 31, 2017 and August 7, 2017 and concluded that the use of an accounting convenience date of July 31, 2017 did not have a material impact on our results of operations or financial position.

The implementation of the Plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our condensed consolidated financial statements and resulted in a new entity for financial reporting purposes. As a result, the financial statements after July 31, 2017 are not comparable with the financial statements on and prior to July 31, 2017.

Fresh start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh start accounting, asset values are remeasured and allocated based on their respective fair values in conformity with the purchase method of accounting for business combinations in FASB ASC 805, Business Combinations. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor accumulated depreciation, accumulated amortization, and accumulated deficit were eliminated. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill.

Reorganization Value

Under ASC 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh start accounting. To facilitate this calculation, we estimated the enterprise value of the Successor Company by relying equally on a discounted cash flow (or “DCF”) analysis under the income approach and the guideline public company method under the market approach. Enterprise value represents the fair value of an entity’s interest-bearing debt and stockholders’ equity.

To estimate enterprise value utilizing the DCF method, we established an estimate of future cash flows for the period ranging from 2017 to 2023 and discounted the estimated future cash flows to present value. The expected cash flows for the period 2017 to 2021 were based on the financial projections and assumptions utilized in the disclosure statement. The expected cash flows for the period 2022 to 2023 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. A terminal value was included based on the cash flow of the final year of the forecast period.

The discount rate of 11.3% was estimated based on an after-tax weighted average cost of capital (or “WACC”) reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium reflecting the risk associated with the overall uncertainty of the financial projections used to estimate future cash flows.

The guideline public company analysis identified a group of comparable companies that have operating and financial characteristics comparable in certain respects to us, including comparable lines of business, business risks and market presence. Under this methodology, certain financial multiples and ratios that measure financial performance and value are calculated for each selected company and then compared to the implied multiples from the DCF analysis. We considered enterprise value as a multiple of each selected company for which there was publicly available earnings before interest, taxes, depreciation and amortization (or “EBITDA”).

In the disclosure statement associated with the Plan, which was confirmed by the Bankruptcy Court, we estimated a range of enterprise values between $270.0 million and $335.0 million, with a midpoint of $302.5 million. We deemed it appropriate to use the midpoint between the low end and high end of the range to determine the final enterprise value of $302.5 million utilized for fresh start accounting.

The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding revenue growth, operating expenses, the amount and timing of capital expenditures and the discount rate utilized.

The following table reconciles the enterprise value to the estimated fair value of the Successor common stock, par value of $0.01 per share, as of the Effective Date:

Enterprise value	$302,500
Plus: Cash and cash equivalents and restricted cash	14,998
Plus: Non-operating assets	14,400
Fair value of invested capital	331,898
Less: Fair value of First and Second Lien Term Loans	(36,053)
Less: Fair value of capital leases	(5,654)
Shareholders’ equity of Successor Company	$290,191

Shares outstanding of Successor Company	11,696
Implied per share value	$24.81

The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date:

Enterprise value	$302,500
Plus: Cash and cash equivalents and restricted cash	14,998
Plus: Other non-operating assets	14,400
Fair value of invested capital	331,898
Plus: Current liabilities, excluding current portion of long-term debt	32,011
Plus: Non-current liabilities, excluding long-term debt	6,441
Reorganization value of Successor Assets	$370,350

Warrants

Pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01.

The warrants were recorded as derivative liabilities on the “Derivative warrant liability” line in the condensed consolidated balance sheet. At issuance, the warrants were recorded at fair value, which was computed using a Monte Carlo simulation model (Level 3). Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter. See Note 8 and Note 11 for further discussion on the warrants and the assumptions used to calculate the fair value.

Personal Property

To estimate the fair value of personal property, such as machinery and equipment, we utilized a combination of the cost and market approaches. For assets valued via the cost approach, we applied trend indices from published sources to estimate reproduction cost if the asset was new. We then assigned valuation lives specific to each category of asset based on industry sources and our experience to assess physical and functional depreciation. For the assets valued via the market approach, such as trucks and tanks, we researched market values from published sources and reviewed comparable sales data and sales offers received to estimate fair value.

Real Property

The real property consists of land, buildings, and disposal wells. Real property was valued considering the three generally accepted approaches to value: cost, sales comparison and income capitalization. Due to the special-use nature of most of the real property, we relied on the cost and sales comparison approaches. To estimate the replacement cost if the real property was new and determine the economic life of the improvements, we utilized data provided by a valuation service. Depreciation estimates of the improvements were based on information obtained during physical inspections, discussions with building engineers, and general observations of the improvements’ condition. Land was valued as if it were vacant and available through application of the sales comparison approach. For commercial office properties that have leasing potential, we also utilized the income approach to estimate the values. Comparable rents and listing properties were researched an analyzed and adjusted to estimate market rents with the values derived from direct capitalization analysis.

Intangible Assets

The intangible assets were valued with a combination of the income and cost approach. In order to estimate the fair value of the customer relationships, we determined that the excess earnings method under the income approach was appropriate since the inherent value of this intangible asset lies in its ability to generate current and future income, as well as the fact that identifiable revenue streams could be estimated. We utilized the cost approach to value the other intangibles such the assembled workforce and disposal well permits.

Consolidated Statement of Financial Position

The following fresh start condensed consolidated balance sheet presents the implementation of the Plan and adoption of fresh start accounting as of July 31, 2017. The “Reorganization Adjustments” have been recorded within the condensed consolidated balance sheet to reflect the effects of the Plan, including discharge of liabilities subject to compromise. The “Fresh Start Adjustments” reflect the estimated fair value adjustments as a result of the adoption of fresh start accounting.

	Predecessor	Reorganization		Fresh Start		Successor
	Company	Adjustments		Adjustments		Company

Assets
Cash and cash equivalents	$2,728	$4,465	A	$—		$7,193
Restricted cash	8,011	(206)	B	—		7,805
Accounts receivable, net	27,535	—		—		27,535
Inventories	3,935	—		—		3,935
Prepaid expenses and other receivables	3,200	282	C	—		3,482
Other current assets	924	(500)	C	—		424
Assets held for sale	631	3,913	D	—		4,544
Total current assets	46,964	7,954		—		54,918
Property, plant and equipment, net	265,097	(8,678)	D	30,869	P	287,288
Equity investments	59	—		—		59
Intangibles, net	13,093	(763)	D	(11,723)	Q	607
Goodwill	—	—		27,139	R	27,139
Other assets	339	—		—		339
Total assets	$325,552	$(1,487)		$46,285		$370,350

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable	$6,331	$1,967	E	$—		$8,298
Accrued liabilities	30,549	(12,168)	F	(298)	S	18,083
Current contingent consideration	—	1,000	G	—		1,000
Current portion of long-term debt	41,007	(37,665)	H	—		3,342
Derivative warrant liability	—	717	I	—		717
Other current liabilities	—	3,913	J	—		3,913
Total current liabilities	77,887	(42,236)		(298)		35,353
Deferred income taxes	472	—		(314)	T	158
Long-term debt	2,312	35,000	K	1,053		38,365
Long-term contingent consideration	—	—		—		—
Other long-term liabilities	3,694	(461)	L	3,050	U	6,283
Liabilities subject to compromise	480,595	(480,595)	M	—		—
Total liabilities	564,960	(488,292)		3,491		80,159
Commitments and contingencies
Shareholders’ deficit:
Common stock (Successor)	—	117	N	—		117
Additional paid-in-capital (Successor)	—	290,074	N	—		290,074
Common stock (Predecessor)	152	—		(152)	V	—
Additional paid-in capital (Predecessor)	1,408,324	—		(1,408,324)	V	—
Treasury stock (Predecessor)	(19,810)	—		19,810	V	—
(Accumulated deficit) retained earnings	(1,628,074)	196,614	O	1,431,460	W	—
Total shareholders’ equity (deficit)	(239,408)	486,805		42,794		290,191
Total liabilities and shareholders’ equity (deficit)	$325,552	$(1,487)		$46,285		$370,350

Reorganization Adjustments

A. Reflects the cash receipts (payments) from implementation of the Plan:

Receipt of Successor First Lien Term Loan and Successor Second Lien Term Loan Proceeds	$35,000
Payment of debtor in possession revolving facility, including accrued interest and fees	(30,461)
Payment of debtor in possession term loan interest	(90)
Cash payment in association with settlement of the 2018 Notes	(350)
Release of restricted cash to unrestricted cash	206
Refund of professional fees	160
Net Cash Receipts	$4,465

B. Reflects the release of restricted cash to unrestricted cash.

C. Reflects the reclassification of a rental security deposit to prepaid rent (or “Prepaid expenses and other receivables”) from
“Other current assets” in connection with settlement of lease claims. Also included in “Other current assets” is the settlement for the lease rejection damages, see below:

Reclassification of a rental security deposit to prepaid rent	$(282)
Settlement for the lease rejection damages	(218)
Adjustment to Other current assets	$(500)

D. As part of the Plan and settlement of claims, the $7.4 million note payable (or “the AWS Note”) that arose in connection with Appalachian Water Services, LLC (“AWS”), will be settled in exchange for the return of the water treatment facility in the Marcellus Shale area, including all assets related to the operations of the water treatment facility in “as-is, where-is” condition, together with $75,000 for reimbursement of certain costs and deferred maintenance. The adjustments reflect the reclassification of property, plant and equipment exchanged for the release of claims related to the AWS Note from “Property, plant and equipment, net” to “Assets held for sale,” as well as the write-off of intangibles associated with AWS.

Elimination of property, plant and equipment related to AWS settlement	$(8,678)
Elimination of intangible assets related to AWS settlement	(763)
Recognition of assets held for sale on the AWS settlement	3,913
Accrual of cash payment in connection with the AWS settlement (See F)	(75)
Loss on settlement of the AWS note payable	$(5,603)

E. The reorganization adjustment to “Accounts payable” represents the reinstatement of the pre-petition accounts payable that was previously classified as “Liabilities subject to compromise.”

F. The reorganization adjustment to “Accrued liabilities” are noted in the table below.

Accrual of the $75,000 related to the AWS settlement	$75
Write-off of short-term deferred rent related to the Scottsdale Headquarters lease	(330)
Write-off of accrued interest related to the 2018 and 2021 Notes	(11,650)
Decrease in accrued interest for DIP Facilities due to cash payment	(263)
Net decrease in Accrued liabilities	$(12,168)

G. Reflects the contingent consideration due for the Ideal Oilfield Disposal LLC (“Ideal”) settlement. Of the remaining $1.0 million balance due, $0.5 million was paid in August 2017 subsequent to the Effective Date and the other $0.5 million is payable upon delivery of the required permits.

H. Reflects the payment or conversion to equity of the Predecessor Company’s asset based lending facility and debtor in possession credit facilities in connection with emergence on the Effective Date.

I. Reflects the recognition of the derivative warrant liability for the warrants issued in connection with the Plan. See Note 8 and Note 11 for further discussion on the warrants and the assumptions used to calculate the fair value.

J. Reflects the reclassification of the AWS debt pending the surrender of the AWS assets classified as “Assets held for sale” pursuant to the Plan.

K. Represents the new Successor First Lien Term Loan and Successor Second Lien Term Loan at fair value, net of debt issuance costs:

Successor First Lien Term Loan at fair value	$15,000
Successor Second Lien Term Loan at fair value	21,053
Debt issuance costs associated with the Successor Second Lien Term Loan	(1,053)
Fair Value of the Successor First Lien Term Loan and Successor Second Lien Term Loan, net of debt issuance costs	$35,000

L. Reflects the write-off of long-term deferred rent associated with the Scottsdale headquarters lease which was rejected and settled as part of the chapter 11 filing.

M. Liabilities subject to compromise were settled as follows in accordance with the Plan:

Outstanding principal amount of 2018 Notes, net of discounts/premiums and debt issuance costs	$(40,020)
Outstanding principal amount of 2021 Notes, net of discounts/premiums and debt issuance costs	(347,658)
Outstanding principal amount of Term Loan, net of discounts/premiums and debt issuance costs	(78,264)
Outstanding principal amount on the AWS note payable	(3,913)
Ideal original contingent consideration	(8,500)
Pre-petition accounts payable	(1,967)
Derivative warrant liability	(273)
Balance of Liabilities subject to compromise	$(480,595)

Reinstatement of pre-petition accounts payable	$1,967
Reinstatement of a portion of the Ideal contingent consideration pursuant to the settlement agreement	1,000
Reinstatement of the AWS note payable pursuant to the settlement agreement	3,913
Payment to the 2018 Noteholders pursuant to the Plan	350
Write-off of accrued interest related to the 2018 and 2021 Notes	(11,650)
Record the issuance of Successor common equity	290,191
Recoveries pursuant to the Plan	$285,771

Net gain on debt discharge	$(194,824)

N. Distribution of 11,695,580 Successor shares of common stock at a par value of $0.01 per share:

Record issuance of shares of Successor common stock at par value of $0.01 per share	$117
Record additional paid-in capital from the issuance of Successor common stock	290,074
Fair value of Successor common equity	$290,191

O. Reflects the cumulative impact of the reorganization adjustments on “(Accumulated deficit) retained earnings” discussed above:

Net gain on debt discharge	$194,824
Loss on settlement of the AWS note payable	(5,603)
Write-off of a portion of the Ideal contingent consideration due to settlement	7,500
Settlement of the lease rejection claim associated with the Scottsdale Headquarters lease	(218)
Write-off of the deferred rent associated with the Scottsdale Headquarters lease	790
Issuance of warrants to the 2018 Noteholders and other parties pursuant to the Plan	(717)
Refund of professional fees	160
Professional fees related to the reorganization under the Plan	(122)
Net retained earnings impact resulting from implementation of the Plan	$196,614

Fresh Start Adjustments

P. Reflects the increase in net book value of property, plant and equipment to estimated fair value. The following table summarizes the components of property, plant and equipment, net as of July 31, 2017 of the Predecessor Company and the Successor Company:

	Successor	Predecessor
Land	$10,779	$11,495
Buildings	29,349	27,145
Building, leasehold and land improvements	8,690	10,724
Pipelines	66,962	58,533
Disposal wells	41,195	20,872
Landfill	4,500	20,539
Machinery and equipment	16,724	20,169
Equipment under capital leases	10,045	6,499
Motor vehicles and trailers	55,333	34,069
Rental equipment	36,748	46,300
Office equipment	3,046	1,954
Construction in process	3,917	6,798
Property, plant and equipment, net	$287,288	$265,097

Q. Reflects the reduction in net book value of intangible assets to estimated fair value.

R. The adjustment represents the reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets as follows:

Reorganization value of Successor assets	$370,350
Less: Fair value of Successor assets (excluding goodwill)	343,211
Reorganization value of Successor assets in excess of fair value - Successor Goodwill	$27,139

The Successor goodwill by segment is $4.9 million for the Rocky Mountain division, $19.5 million for the Northeast division, and $2.7 million for the Southern division. Upon emergence, we have determined that our goodwill will be tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

S. Reflects an adjustment to Accrued liabilities to adjust the environmental liabilities to estimated fair value.

T. Reflects the impact of the reorganization and fresh start adjustments on deferred taxes.

U. Reflects the adjustment to increase the net book value of asset retirement obligations to estimated fair value.

V. Reflects the cancellation of Predecessor equity to (Accumulated deficit) retained earnings.

W. Reflects the cumulative impact of the fresh start accounting adjustments discussed above on (Accumulated deficit) retained earnings as follows:

Property, plant and equipment fair value adjustment	$30,869
Intangible assets fair value adjustment	(11,723)
Reorganization value in excess of amounts allocable to identified assets - Successor goodwill	27,139
Asset retirement obligation fair value adjustment	(3,050)
Environmental liability fair value adjustment	298
Recording the fair value of debt issuance costs for the new Successor First Lien Term Loan and Successor Second Lien Term Loan	(1,053)
Adjustment to deferred income taxes	314
Change in assets and liabilities resulting from fresh start adjustments	$42,794

Elimination of Predecessor common stock to (accumulated deficit) retained earnings	$152
Elimination of Predecessor additional paid-in capital to (accumulated deficit) retained earnings	1,408,324
Elimination of Predecessor treasury stock to (accumulated deficit) retained earnings	(19,810)
Net impact of fresh start adjustments on (accumulated deficit) retained earnings	$1,431,460

Reorganization Items, net

Reorganization items, net represents liabilities settled, net of amounts incurred subsequent to the chapter 11 filing as a direct result of the Plan and are classified as “Reorganization items, net” in our Condensed Consolidated Statement of Operations. The following table summarizes reorganization items, net for the two months ended September 30, 2017, and the one and seven months ended July 31, 2017:

	Successor	Predecessor
	Two Months Ended	One Month Ended	Seven Months Ended
	September 30,	July 31,	July 31,
	2017	2017	2017
Net gain on debt discharge	$—	$194,824	$194,824
Change in assets and liabilities resulting from fresh start adjustments	—	42,794	42,794
Settlement of the AWS note payable	—	(5,603)	(5,603)
Fair value of warrants issued to the 2018 Noteholders and other parties pursuant to the Plan	—	(717)	(717)
Professional and insurance fees	(2,026)	(4,979)	(9,090)
DIP credit agreement financing costs	3,962	(4,657)	(5,702)
Retention bonus payments	(1,406)	(258)	(806)
Other costs	—	7,794	7,794
Reorganization items, net	$530	$229,198	$223,494

Note 5 - Earnings Per Common Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the two months ended September 30, 2017, and the three and nine months ended September 30, 2016, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per common share (“EPS”) from continuing operations because the inclusion of such shares would be anti-dilutive based on the net losses from continuing operations reported for those periods. Accordingly, for the two months ended September 30, 2017, and the three and nine month periods ended September 30, 2016, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computations of diluted EPS from income from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.
The following tables present the calculation of basic and diluted net loss per common share, as well as the potentially dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Successor	Predecessor
	Two Months Ended	One Month Ended	Three Months Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Numerator:
Net (loss) income	$(16,993)	$224,160	$(38,396)

Denominator:
Weighted average shares—basic	11,696	150,951	129,669
Common stock equivalents	—	6,443	—
Weighted average shares—diluted	11,696	157,394	129,669

Earnings per common share:
Net (loss) income per basic common share	$(1.45)	$1.48	$(0.30)

Net (loss) income per diluted common share	$(1.45)	$1.42	$(0.30)

Dilutive stock-based awards excluded:
Stock options	—	—	—
Restricted stock awards and units	—	—	—
Warrants	—	—	21,304
Total	—	—	21,304

Anti-dilutive stock-based awards excluded:	828	576	880

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Numerator:
(Loss) income from continuing operations	$(16,993)	$168,611	(106,305)
Loss from discontinued operations	—	—	(1,235)
Net (loss) income	$(16,993)	$168,611	$(107,540)

Denominator:
Weighted average shares—basic	11,696	150,940	75,291
Common stock equivalents	—	23,364	—
Weighted average shares—diluted	11,696	174,304	75,291

Earnings per common share:
Basic (loss) income from continuing operations	$(1.45)	$1.12	$(1.41)
Basic loss from discontinued operations	—	—	(0.02)
Net (loss) income per basic common share	$(1.45)	$1.12	$(1.43)

Diluted (loss) income from continuing operations	$(1.45)	$0.97	$(1.41)
Diluted loss from discontinued operations	—	—	(0.02)
Net (loss) income per diluted common share	$(1.45)	$0.97	$(1.43)

Dilutive stock-based awards excluded:
Stock options	—	—	—
Restricted stock awards and units	—	—	—
Warrants	—	—	10,065
Total	—	—	10,065

Anti-dilutive stock-based awards excluded:	828	593	987

Note 6 - Intangible Assets

Intangible assets consist of the following:

	Successor				Predecessor
	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Customer relationships	$—	$—	$—	0	$11,731	$(8,229)	$3,502	5.7
Disposal permits	608	(19)	589	6.4	1,269	(612)	657	4.1
Customer contracts	—	—	—	0	17,352	(7,201)	10,151	9.8
	$608	$(19)	$589	6.4	$30,352	$(16,042)	$14,310	8.5

The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Note 7 - Assets Held for Sale and Impairment
Assets Held for Sale

During the two months ended September 30, 2017, management approved plans to sell certain underutilized assets located in the Rocky Mountain and Southern divisions. We began to actively market these assets, which we expect to sell within one year. In accordance with applicable accounting guidance, the assets were recorded at the lower of net book value or fair value less costs to sell. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of the assets reclassified as held for sale during the quarter was lower than its net book value, an impairment charge of $2.4 million was recognized during the two months ended September 30, 2017, and is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. Of the $2.4 million recorded during the two months ended September 30, 2017, $2.2 million related to the Rocky Mountain division and $0.2 million related to the Southern division.

As the AWS Note settlement, which was referenced in Note 4 and is discussed in more detail in Note 15, was not consummated as of September 30, 2017, approximately $3.9 million of assets for AWS are included in the assets held for sale balance as of September 30, 2017. We expect to complete the settlement, including the transfer of assets, during the fourth quarter of 2017.

During the nine months ended September 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land, which we expected to sell within one year. The assets were recorded at the lower of net book value or fair value less costs to sell which resulted in an impairment charge of $2.1 million during the three months ended September 30, 2016, and is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. The $2.1 million recorded during the three months ended September 30, 2016 related to the Southern division.

As a result of classifying assets as held for sale in 2016, we recorded total impairment charges of $4.8 million during the nine months ended September 30, 2016, which included $2.7 million recorded during the three months ended June 30, 2016, with $2.4 million for the Northeast division and $0.3 million for the Southern division. The fair value of the assets was measured using third party quoted prices for similar assets (Level 3).

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to sales of underutilized or non-core assets as a result of lower oil prices and decreased activities by our customers, in addition to lower capital spending over the last several years, there were indicators that the carrying value of our assets may not be recoverable during the three months ended September 30, 2016. There were no impairment indicators as of September 30, 2017.

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

Note 8 - Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Derivative warrant liability	$857	$4,298
Contingent consideration	500	8,500
Derivative Warrant Liability
Our derivative warrant liability is adjusted to reflect the estimated fair value at each quarter end, with any decrease or increase in the estimated fair value recorded in “Other income, net” in the condensed consolidated statements of operations. We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo simulation model. The key inputs in determining our derivative warrant liability typically includes our stock price, the volatility of our stock price, and the risk free interest rate. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter.
Upon emergence from chapter 11 on the Effective Date, all existing warrants outstanding under the Predecessor Company were canceled under the Plan. Additionally, on the Effective Date, pursuant to the Plan we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01. The warrants issued under the Successor Company were also determined to be derivative liabilities.
The following table provides a reconciliation of the beginning and ending balances of the “Derivative warrant liability” presented in the condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016.

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Balance at beginning of period	$—	$—
Issuance of warrants	717	7,838
Exercise of warrants	—	(229)
Adjustments to estimated fair value	140	(3,311)
Balance at end of period	$857	$4,298
Contingent Consideration
We are liable for contingent consideration payments in connection with an acquisition. The fair value of the contingent consideration obligation was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the performance measurements upon which the obligation is based.
We had previously determined that it would be unlikely that the required permits and certificates necessary for the issuance of a second special waste disposal permit to Ideal would be issued within one year, and as such presented the $8.5 million contingent consideration liability related to the Ideal acquisition as “Long-term contingent consideration” in the condensed consolidated balance sheet as of December 31, 2016.
On June 28, 2017, certain of the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer

$0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the two months ended September 30, 2017. The remaining $0.5 million due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit has been classified as current, as these permits and certificates are expected to be received within one year.

Changes to the fair value of contingent consideration are recorded as “Other (expense) income, net” in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes to contingent consideration obligations during the two months ended September 30, 2017, seven months ended July 31, 2017, and the year ended December 31, 2016 were as follows:

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Year Ended
	September 30, 2017	July 31, 2017	December 31, 2016
Balance at beginning of period	$1,000	$8,500	$8,628
Cash payments	(500)	—	—
Changes in fair value of contingent consideration, net	—	—	(128)
Write-off contingent consideration due to settlement in chapter 11	—	(7,500)	—
Balance at end of period	500	1,000	8,500
Less: current portion	(500)	(1,000)	—
Long-term contingent consideration	$—	$—	$8,500

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2017 and December 31, 2016:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Accrued payroll and employee benefits	$2,136	$2,432
Accrued insurance	2,746	3,887
Accrued legal and environmental costs	5,360	3,570
Accrued taxes	1,804	1,458
Accrued interest	232	4,699
Accrued operating costs	4,312	1,255
Accrued other	1,011	1,486
Total accrued liabilities	$17,601	$18,787

Note 10 - Debt
Debt consisted of the following at September 30, 2017 and December 31, 2016:

			Successor		Predecessor
			September 30, 2017		December 31, 2016
	Interest Rate	Maturity Date	Fair Value of Debt (h)	Carrying Value of Debt	Carrying Value of Debt
Predecessor Revolving Facility (a)	6.15%	Mar. 2017	$—	$—	$22,679
Successor Revolving Facility (b)	6.57%	Aug. 2020	—	—	—
2018 Notes (c)	9.875%	Apr. 2018	—	—	40,436
2021 Notes (d)	10.00%	Apr. 2021	—	—	351,294
Predecessor Term Loan (e)	13.00%	Apr. 2018	—	—	60,711
Successor First Lien Term Loan (j)	8.57%	Aug. 2020	14,821	14,821	—
Successor Second Lien Term Loan (j)	11.00%	Feb 2021	20,967	20,967	—
Vehicle financings (f)	4.30%	Various	4,381	4,381	7,699
Note payable (g)	4.25%	Apr. 2019	—	—	4,778
Total debt			$40,169	40,169	487,597
Original issue discount and premium for 2018 Notes				—	(27)
Original issue discount and premium for 2021 Notes				—	(282)
Debt issuance costs presented with debt				—	(8,998)
Debt discount for issuance of warrants (i)				—	(6,499)
Total debt, net				40,169	471,791
Less: current portion of long-term debt				(2,068)	(465,835)
Long-term debt				$38,101	$5,956
_____________________

(a)	The interest rate presented represents the interest rate on the $40.0 million Predecessor Revolving Facility at December 31, 2016.

(b)	The interest rate presented represents the interest rate on the $30.0 million Successor Revolving Facility as of September 30, 2017.

(c)
The interest rate presented represents the coupon rate on the Predecessor Company's 2018 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2018 Notes is approximately 11.0%. Interest payments were due semi-annually on April 15 and October 15 of each year. The 2018 Notes were canceled on the Effective Date.

(d)
The interest rate presented represents the current coupon rate on the Predecessor Company's 2021 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2021 Notes is approximately 12.4%. Interest was previously paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 will be paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity. The 2021 Notes were canceled on the Effective Date.

(e)
The Predecessor Term Loan accrued interest at a rate of 13% compounded monthly and which was paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest was due April 15, 2018. The Predecessor Term Loan was canceled on the Effective Date.

(f)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 4.30%, which mature in varying installments between 2017 and 2020. Capital lease obligations were $4.4 million and $7.7 million at September 30, 2017 and December 31, 2016, respectively.

(g)
The note payable balance as of December 31, 2016 represented the remaining amount due from acquiring the remaining interest of our former partner in AWS in 2015. Principal and interest payments were due in equal quarterly installments through April 2019. In connection with our chapter 11 filing, the note payable to AWS was settled. See Note 4 and Note 15 for discussion on the AWS Note payable settlement.

(h)
Our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan, and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(i)
The debt discount for issuance of warrants represented the initial fair value of the warrants issued in connection with the debt restructuring that occurred during the year ended December 31, 2016, which was amortized through interest expense over the term of the 2021 Notes and the Predecessor Term Loan. As described further in Note 11, these warrants are accounted for as derivative liabilities. Upon emergence from chapter 11 on the Effective Date, all existing warrants outstanding under the Predecessor Company were canceled under the Plan.

(j)
Interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%. Interest on the Successor Second Lien Term Loan accrues at both an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018 (or such later date as the Company may select in accordance with terms of the Second Lien Term Loan Agreement) and on or after February 7, 2018 (or such later date), at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month.

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below.
Indebtedness
Prior to our Restructuring, we were highly leveraged and a substantial portion of our liquidity needs resulted from debt service requirements and from funding our costs of operations and capital expenditures. As of September 30, 2017, we had $40.2 million of indebtedness outstanding, consisting of $14.8 million under the Successor First Lien Term Loan, $21.0 million under the Successor Second Lien Term Loan, and $4.4 million of capital leases for vehicle financings.
In connection with the our emergence from the chapter 11 cases, all of the following agreements, and all outstanding interests and obligations thereunder, were terminated on the Effective Date:

•	Predecessor Revolving Facility;

•	Predecessor Term Loan;

•	Indenture governing the Company’s 2018 Notes, dated April 10, 2012, among the Company, its subsidiaries, and The Bank of New York Mellon, N.A.;

•	Indenture governing the Company’s 2021 Notes, dated April 15, 2016, among the Company, Wilmington, and the guarantors party thereto;

•	Debtor-in-Possession Credit Agreement, dated as of April 30, 2017 and effective as of May 3, 2017, by and among the Company, the lenders party thereto, Wells Fargo, and other agents party thereto; and

•	Debtor-in-Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, the lenders party thereto, and Wilmington.

The termination of the 2018 Notes and the 2021 Notes, and the indentures under which they were issued, resulted in the Company becoming exempt from the reporting requirements under Rule 3-10 of Regulation S-X of the SEC with respect to the 2018 Notes and 2021 Notes. See Note 19 for further details.

First Lien Credit Agreements
On the Effective Date, pursuant to the Plan, the Company entered into a $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the Credit Agreement Lenders, the Credit Agreement Agent, and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company the Successor Revolving Facility and the Successor First Lien Term Loan (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes.

The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.
The Successor Revolving Facility and the Successor First Lien Term Loan mature on August 7, 2020, at which time the Company must repay the outstanding principal amount of the Successor Revolving Facility and the Successor First Lien Term Loan, together with interest accrued and unpaid thereon. The Successor Revolving Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement. The principal amount of the Successor First Lien Term Loan shall be repaid in installments beginning on September 1, 2017 and the first day of each calendar month thereafter prior to maturity. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%; however, if there is an Event of Default (as defined in the Credit Agreement), the Credit Agreement Agent, in its sole discretion, may increase the applicable interest rate at a per annum rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type.

Second Lien Term Loan Credit Agreement
On the Effective Date, pursuant to the Plan, the Company also entered into a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan Agreement”) by and among the Second Lien Term Loan Lenders, the Second Lien Term Loan Agent, and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company the Successor Second Lien Term Loan, of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million (“Delayed Draw Term Loan”) is available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement. The Second Lien Term Loan Lenders extended the Successor Second Lien Term Loan, among other things, (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based revolving facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses and other general corporate purposes.
The Successor Second Lien Term Loan matures on February 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. The principal amount of the Successor Second Lien Term Loan shall be repaid in installments beginning on October 1, 2017, and the first day of each fiscal quarter thereafter prior to maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018 (or such later date as the Company may select in accordance with the terms of the Second Lien Term Loan Agreement) and, on or after February 7, 2018 (or such later date), at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Credit Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type.

Security Agreements
On August 7, 2017, in connection with the Credit Agreement, the Company entered into (i) a First Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Credit Agreement Agent to grant a first lien security interest in all of such grantor’s as collateral provided therein to secure the obligations under the Credit Agreement and (ii) a First Lien Trademark Security Agreement, by and among the Company, the other grantors party thereto, and the Credit Agreement Agent to grant a first lien security interest in certain trademark collateral as provided therein to secure obligations under the Credit Agreement.
On August 7, 2017, in connection with the Second Lien Term Loan Agreement, the Company entered into (i) a Second Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Second Lien Term Loan Agent to grant a second lien security interest in all of such grantor’s collateral as provided therein to secure the obligations under the Second Lien Term Loan Agreement and (ii) a Second Lien Trademark Security Agreement, by and among the

Company, the other grantors party thereto, and the Second Lien Term Loan Agent to grant a second lien security interest in certain trademark collateral as provided therein to secure obligations under the Second Lien Term Loan Agreement.
Intercreditor Agreement and Intercompany Subordination Agreement
On August 7, 2017, in connection with the Credit Agreement and the Second Lien Term Loan Agreement, the Company acknowledged the terms and conditions under a Subordination and Intercreditor Agreement (the “Intercreditor Agreement”), dated as of August 7, 2017, by and among the Credit Agreement Agent and the Second Lien Term Loan Agent to set forth the terms and conditions of the relationship between the lenders and the secured parties under the Credit Agreement and Second Lien Term Loan Agreement. On August 7, 2017, the Company entered into an Intercompany Subordination Agreement (the “Intercompany Agreement”), dated as of August 7, 2017, by and among the Company and the other obligors named therein to agree to subordinate its indebtedness to the Credit Agreement Lenders and the Second Lien Term Loan Lenders.

Note 11 - Derivative Warrants
Predecessor Warrants
During the year ended December 31, 2016, we issued 26.4 million warrants, with 17.5 million warrants for the exchange of 2018 Notes for new 2021 Notes, 0.1 million warrants for the exchange of 2018 Notes for common stock, and 8.8 million warrants to the lenders under the Predecessor Term Loan. All warrants were issued with an exercise price of $0.01 and have a term of ten years.
Upon emergence from chapter 11 on the Effective Date, all existing warrants outstanding under the Predecessor Company were canceled under the Plan. The following table shows the Predecessor warrant activity for the seven months ended July 31, 2017 and the year ended December 31, 2016:

	Predecessor
	Seven Months Ended	Year Ended
	July 31, 2017	December 31, 2016
Outstanding at the beginning of the period	25,283	—
Issued	—	26,400
Exercised	(16)	(1,117)
Canceled due to emergence from chapter 11	(25,267)	—
Outstanding at the end of the period	—	25,283

Successor Warrants

Pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01.
The following table shows the Successor warrant activity for the two months ended September 30, 2017:

Successor
Two Months Ended
September 30, 2017
Outstanding at the beginning of the period	—
Issued	118
Exercised	—
Outstanding at the end of the period	118

Fair Value of Warrants
We accounted for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the shareholders’ equity section of the entity’s balance sheet. We determined that the Predecessor warrants were ineligible for equity classification due to the anti-dilution provisions in the contract, and the Successor warrants were ineligible for equity classification as the warrants are not indexed to our common stock. As such, the warrants were recorded as derivative liabilities at fair value on the “Derivative warrant liability” line in the condensed consolidated balance sheet. The warrants are classified as a current liability in the condensed consolidated balance sheet as they could be exercised by the holders at any time.
As discussed previously in Note 8, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other income, net” in the condensed consolidated statement of operations.

The fair value of the derivative warrant liability was estimated using the following model inputs:

	Successor		Predecessor
	Period Ended	At Issuance	Period Ended
	September 30, 2017	August 7, 2017	December 31, 2016
Exercise price	$39.82	$39.82	$0.01
Closing stock price (a)	$24.81	$22.28	$0.18
Risk free rate	2.14%	2.07%	2.40%
Expected volatility	38.85%	39.39%	79.50%
_____________________
(a) As the Company’s post-Effective Date common stock did not begin trading on the NYSE American Stock Exchange until October 12, 2017, the closing stock price used to estimate the fair value of the derivative warrant liability on August 7, 2017 was the implied price per share assuming an enterprise value of $302.5 million before fresh start accounting adjustments. The closing stock price used to estimate the fair value of the derivative warrant liability on September 30, 2017 was the implied price per share derived by fresh start accounting as discussed in Note 4. See “Risks Related to our Common Stock” on page 58 of this Quarterly Report.

Note 12 - Restructuring and Exit Costs
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
There were no similar restructuring or exit costs incurred during the nine months ended September 30, 2017 or September 30, 2016. The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.1 million as of September 30, 2017, which is included in “Accrued liabilities” in the condensed consolidated balance sheets.
A rollforward of the liability from December 31, 2016 through September 30, 2017 is as follows:

Lease Exit Costs
Balance accrued at beginning of period - Predecessor	$130
Cash payments	(36)
Balance accrued at end of period - Successor	$94

Note 13 - Income Taxes
The following table shows the components of the income tax expense for the periods indicated:

	Successor	Predecessor
	Two Months Ended	One Month Ended	Three Months Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Current income tax expense	$—	$(33)	$(2)
Deferred income tax (expense) benefit	(34)	337	(22)
Total income tax (expense) benefit	$(34)	$304	$(24)

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Current income tax expense	$—	$(15)	$(782)
Deferred income tax (expense) benefit	(34)	337	(70)
Total income tax (expense) benefit	$(34)	$322	$(852)

The effective income tax rate for the Successor period, or the two months ended September 30, 2017, was (0.2)%, which differs from the federal statutory benefit rate of 35.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses. The effective income tax rate for the Predecessor periods, or the one month and seven months ended July 31, 2017, was (0.1)% and (0.2)%, respectively, which differs from the federal statutory benefit rate of 35.0%. The difference is primarily due to the change in the deferred tax liability related to certain long-lived assets resulting from the application of fresh start accounting.

The effective income tax rate for the three and nine months ended September 30, 2016 was 0.1% and 0.8%, which differs from the federal statutory rate of 35.0% primarily due to income from the cancellation of debt which generated a cash tax liability under the alternative minimum tax (“AMT”) provisions. Under the AMT provisions, the use of net operating losses (“NOLs”) is limited to 90% of a taxpayer’s AMT income, thus generating tax on the remaining income. Upon utilization of our NOLs, we will receive a credit for the AMT tax paid to be used against any current income tax obligations subsequently incurred.

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

In light of our continued ordinary losses, at September 30, 2017 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for the remainder of 2017 in the Successor Company.

Note 14 - Share-based Compensation
Successor Share-Based Compensation
Upon emergence from chapter 11 and on the Effective Date, Mr. Mark D. Johnsrud, our Chairman and Chief Executive Officer, received an award of stock options in two tranches pursuant to his Second Amended and Restated Employment Agreement to purchase (i) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $475.0 million and (ii) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $525.0 million. Each tranche of options will vest in substantially equal installments on the first three anniversaries following the Effective Date.

Pursuant to the Plan, our Board of Directors is in the process of establishing a management incentive plan whereby shares of common stock of the Company equal to 12.5% of the outstanding equity securities of the Company, on a fully diluted basis, would be available for issuance, of which restricted stock units representing 7.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, would be issued to Mr. Johnsrud pursuant to his Second Amended and Restated Employment Agreement. The finalization of the management incentive plan and subsequent grant of restricted stock units to Mr. Johnsrud is expected to occur during the fourth quarter of 2017.

The total grants awarded during the two months ended September 30, 2017 are presented in the table below:

Successor
Two Months Ended
September 30, 2017
Stock option grants	709
Restricted stock grants	—
Restricted stock unit grants	—
Total grants in the Successor period	709
The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the two months ended September 30, 2017 was as follows:

Successor
Two Months Ended
September 30, 2017
Stock options	$181
Restricted stock	—
Restricted stock units	—
Total expense	$181
Predecessor Share-Based Compensation
Prior to the Effective Date, we granted stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other share-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”). As previously noted in Note 3, on the Effective Date pursuant to the Plan, all of the pre-Effective Date share-based compensation awards issued and outstanding under the 2009 Plan were canceled.
The total grants awarded during the one and seven months ended July 31, 2017, and the three and nine months ended September 30, 2016 are presented in the table below:

	Predecessor
	One Month Ended	Three Months Ended	Seven Months Ended	Nine Months Ended
	July 31, 2017	September 30, 2016	July 31, 2017	September 30, 2016
Stock option grants	—	—	—	—
Restricted stock grants	—	—	—	—
Restricted stock unit grants	—	—	—	1
Total grants under the 2009 Plan	—	—	—	1

The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the one and seven months ended July 31, 2017, and the three and nine months ended September 30, 2016 was as follows:

	Predecessor
	One Month Ended	Three Months Ended	Seven Months Ended	Nine Months Ended
	July 31, 2017	September 30, 2016	July 31, 2017	September 30, 2016
Stock options	$12	$27	$109	$176
Restricted stock	22	118	153	321
Restricted stock units	2	107	195	411
Total expense	$36	$252	$457	$908

Note 15 - Legal Matters
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheet at September 30, 2017 did not include any accruals for environmental matters. The condensed consolidated balance sheet at December 31, 2016 included accruals totaling $2.8 million for various environmental matters.
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
Chapter 11 Proceedings
As previously discussed herein, on May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. The Plan became effective on the Effective Date, when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

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

On July 17, 2017, the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the AWS note payable. Pursuant to the proposed settlement terms, the Nuverra Parties will transfer to the holders of the AWS note payable, their water treatment facility in the Marcellus Shale area, including all assets related to the operations of the water treatment facility in “as-is, where-is” condition, together with $75,000 for reimbursement of certain costs and deferred maintenance. In exchange for the water treatment facility and the $75,000, the holders of the AWS note payable will release their claims related to the AWS note payable and enter into with certain of the Nuverra Parties a lease of five acres of land that can be used by the Nuverra Parties to operate a truck depot.

On July 21, 2017, the Bankruptcy Court entered an order authorizing the AWS note payable settlement. We expect to complete the settlement, including the transfer of the water treatment facility, during the fourth quarter of 2017.

Confirmation Order Appeal

On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors’ committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal. Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the District Court. The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the appeal will not affect the finality, validity and enforceability of the Confirmation Order.

Note 16 - Related Party and Affiliated Company Transactions
There have been no significant changes to the other related party transactions with Mr. Johnsrud for apartment rentals, purchases of fresh water for resale and use of land where certain of our saltwater disposal wells are situated as described in Note 19 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.
Note 17 - Segments
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

Financial information for our reportable segments related to continuing operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Two months ended September 30, 2017 - Successor
Revenue	$20,567	$7,159	$6,032	$—	$33,758
Direct operating expenses	15,779	5,962	4,369	—	26,110
General and administrative expenses	1,278	460	829	2,361	4,928
Depreciation and amortization	8,020	4,834	4,421	46	17,321
Operating loss	(6,676)	(4,097)	(3,825)	(2,407)	(17,005)
Reorganization items, net	(475)	(56)	(25)	1,086	530
Loss before income taxes	(7,190)	(4,027)	(3,744)	(1,998)	(16,959)

One month ended July 31, 2017 - Predecessor
Revenue	8,502	3,424	3,196	—	15,122
Direct operating expenses	6,434	3,329	2,133	—	11,896
General and administrative expenses	425	331	3	567	1,326
Depreciation and amortization	2,376	657	955	15	4,003
Operating loss	(733)	(893)	105	(582)	(2,103)
Reorganization items, net	(4,195)	28,022	22,486	182,885	229,198
(Loss) income before income taxes	(4,944)	27,121	22,583	179,096	223,856

Seven months ended July 31, 2017 - Predecessor
Revenue	56,546	20,751	18,586	—	95,883
Direct operating expenses	46,837	21,117	13,056	—	81,010
General and administrative expenses	3,877	1,917	1,684	15,074	22,552
Depreciation and amortization	15,964	5,352	7,542	123	28,981
Operating loss	(10,132)	(7,635)	(3,696)	(15,197)	(36,660)
Reorganization items, net	(4,658)	28,000	22,448	177,704	223,494
(Loss) income before income taxes	(14,854)	20,194	18,650	144,299	168,289

As of September 30, 2017 - Successor
Total assets (a)	155,938	64,949	115,800	13,768	350,455
Total assets held for sale	1,020	4,079	631	—	5,730

Three months ended September 30, 2016 - Predecessor
Revenue	19,166	7,877	8,398	—	35,441
Direct operating expenses	13,890	9,311	8,921	—	32,122
General and administrative expenses	1,211	346	455	4,311	6,323
Depreciation and amortization	7,554	3,281	4,121	63	15,019
Operating loss	(3,489)	(10,733)	(7,215)	(4,374)	(25,811)
Loss before income taxes	(3,618)	(10,384)	(7,265)	(17,105)	(38,372)

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Nine months ended September 30, 2016 - Predecessor
Revenue	63,023	28,342	25,029	—	116,394
Direct operating expenses	49,680	29,005	22,337	—	101,022
General and administrative expenses	4,758	1,875	2,348	18,998	27,979
Depreciation and amortization	23,425	10,590	11,854	201	46,070
Operating loss	(14,840)	(21,153)	(13,937)	(19,199)	(69,129)
Loss from continuing operations before income taxes	(15,088)	(20,984)	(14,016)	(55,365)	(105,453)

As of December 31, 2016 - Predecessor
Total assets (a)	184,116	46,094	107,350	5,044	342,604
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.

Note 18 - Discontinued Operations
Our former industrial solutions operating and reportable segment, Thermo Fluids Inc. (“TFI”), was classified as discontinued operations since the sale process with various prospective acquirers began in fourth quarter of 2013. On April 11, 2015, we completed the TFI disposition with Safety-Kleen, Inc. (“Safety-Kleen”), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen acquired TFI for $85.0 million in an all-cash transaction, with $4.3 million of the purchase price deposited into an escrow account to satisfy working capital adjustments and our indemnification obligations under the purchase agreement.
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
The following table provides selected financial information of discontinued operations related to TFI:

	Predecessor
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Loss from discontinued operations before income taxes	$—	$—
Income tax expense	—	—
Loss from discontinued operations - before sale	$—	$—
Loss on sale of TFI	—	(1,235)
Loss from discontinued operations	$—	$(1,235)

Note 19 - Subsidiary Guarantors
The 2018 Notes and the 2021 Notes of the Predecessor Company were registered securities. As a result of these registered securities, we are required to present the following condensed consolidating financial information for the Predecessor periods pursuant to Rule 3-10 of SEC Regulation S-X, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Our Successor Revolving Facility, Successor First Lien Term Loan, and Successor Second Lien Term Loan are not registered securities. Therefore, the presentation of condensed consolidating financial information is not required for the Successor period.
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly owned subsidiaries (the “Guarantor Subsidiaries”) as of December 31, 2016, for the one and seven months ended July 31, 2017, and for the three and nine months ended September 30, 2016.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$913	$81	$—	$994
Restricted cash	475	945	—	1,420
Accounts receivable, net	—	23,795	—	23,795
Other current assets	1,022	5,065	—	6,087
Assets held for sale	—	1,182	—	1,182
Total current assets	2,410	31,068	—	33,478
Property, plant and equipment, net	2,363	291,816	—	294,179
Equity investments	(51,590)	73	51,590	73
Intangible assets, net	—	14,310	—	14,310
Other	363,291	94,388	(457,115)	564
Total assets	$316,474	$431,655	$(405,525)	$342,604
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$412	$3,635	$—	$4,047
Accrued liabilities	6,961	11,826	—	18,787
Current portion of long-term debt	459,313	6,522	—	465,835
Derivative warrant liability	4,298	—	—	4,298
Total current liabilities	470,984	21,983	—	492,967
Deferred income taxes	(71,645)	72,140	—	495
Long-term debt	—	5,956	—	5,956
Long-term portion of contingent consideration	—	8,500	—	8,500
Other long-term liabilities	86,201	374,666	(457,115)	3,752
Total shareholders’ deficit	(169,066)	(51,590)	51,590	(169,066)
Total liabilities and shareholders’ deficit	$316,474	$431,655	$(405,525)	$342,604

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
ONE MONTH ENDED JULY 31, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$15,122	$—	$15,122
Costs and expenses:
Direct operating expenses	—	11,896	—	11,896
General and administrative expenses	567	759	—	1,326
Depreciation and amortization	15	3,988	—	4,003
Total costs and expenses	582	16,643	—	17,225
Operating loss	(582)	(1,521)	—	(2,103)
Interest expense, net	(3,207)	(39)	—	(3,246)
Other income, net	—	7	—	7
Income (loss) from equity investments	122,214	—	(122,214)	—
Reorganization items, net	182,885	46,313	—	229,198
Income before income taxes	301,310	44,760	(122,214)	223,856
Income tax benefit (expense)	(77,150)	77,454	—	304
Net income	$224,160	$122,214	$(122,214)	$224,160

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$35,441	$—	$35,441
Costs and expenses:
Direct operating expenses	—	32,122	—	32,122
General and administrative expenses	4,311	2,012	—	6,323
Depreciation and amortization	63	14,956	—	15,019
Impairment of long-lived assets	—	7,788	—	7,788
Total costs and expenses	4,374	56,878	—	61,252
Operating loss	(4,374)	(21,437)	—	(25,811)
Interest expense, net	(14,335)	(321)	—	(14,656)
Other income, net	1,551	493	—	2,044
(Loss) income from equity investments	(21,213)	(2)	21,266	51
Loss from continuing operations before income taxes	(38,371)	(21,267)	21,266	(38,372)
Income tax (expense) benefit	(25)	1	—	(24)
Loss from continuing operations	(38,396)	(21,266)	21,266	(38,396)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net loss	$(38,396)	$(21,266)	$21,266	$(38,396)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SEVEN MONTHS ENDED JULY 31, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,883	$—	$95,883
Costs and expenses:
Direct operating expenses	—	81,010	—	81,010
General and administrative expenses	15,074	7,478	—	22,552
Depreciation and amortization	123	28,858	—	28,981
Total costs and expenses	15,197	117,346	—	132,543
Operating loss	(15,197)	(21,463)	—	(36,660)
Interest expense, net	(22,333)	(459)	—	(22,792)
Other income, net	4,125	136	—	4,261
Income (loss) from equity investments	101,462	(14)	(101,462)	(14)
Reorganization items, net	177,704	45,790	—	223,494
Income before income taxes	245,761	23,990	(101,462)	168,289
Income tax benefit (expense)	(77,150)	77,472	—	322
Net income	$168,611	$101,462	$(101,462)	$168,611

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$116,394	$—	$116,394
Costs and expenses:
Direct operating expenses	—	101,022	—	101,022
General and administrative expenses	18,998	8,981	—	27,979
Depreciation and amortization	201	45,869	—	46,070
Impairment of long-lived assets	—	10,452	—	10,452
Total costs and expenses	19,199	166,324	—	185,523
Operating loss	(19,199)	(49,930)	—	(69,129)
Interest expense, net	(39,813)	(861)	—	(40,674)
Other income, net	2,574	711	—	3,285
(Loss) income from equity investments	(48,374)	(8)	50,121	1,739
Loss on extinguishment of debt	(674)	—	—	(674)
Loss from continuing operations before income taxes	(105,486)	(50,088)	50,121	(105,453)
Income tax expense	(819)	(33)	—	(852)
Loss from continuing operations	(106,305)	(50,121)	50,121	(106,305)
Loss from discontinued operations, net of income taxes	(1,235)	—	—	(1,235)
Net loss	$(107,540)	$(50,121)	$50,121	$(107,540)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SEVEN MONTHS ENDED JULY 31, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(18,672)	$(277)	$(18,949)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,083	3,083
Purchase of property, plant and equipment	—	(3,149)	(3,149)
Change in restricted cash	(5,666)	(719)	(6,385)
Net cash used in investing activities	(5,666)	(785)	(6,451)
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	106,785	—	106,785
Payments on Predecessor revolving credit facility	(129,964)	—	(129,964)
Proceeds from Predecessor term loan	15,700	—	15,700
Proceeds from debtor in possession term loan	6,875	—	6,875
Proceeds from Successor First and Second Lien Term Loans	36,053	—	36,053
Payments for debt issuance costs	(1,053)	—	(1,053)
Payments on vehicle financing and other financing activities	—	(2,797)	(2,797)
Net cash provided by (used in) financing activities	34,396	(2,797)	31,599
Net increase (decrease) in cash	10,058	(3,859)	6,199
Cash and cash equivalents - beginning of period	913	81	994
Cash and cash equivalents - end of period	$10,971	$(3,778)	$7,193

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(18,988)	$(334)	$(19,322)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	25	9,929	9,954
Purchase of property, plant and equipment	—	(2,613)	(2,613)
Proceeds from the sale of UGSI	5,032	—	5,032
Change in restricted cash	3,850	(687)	3,163
Net cash provided by investing activities	8,907	6,629	15,536
Cash flows from financing activities:
Proceeds from revolving credit facility	118,533	—	118,533
Payments on revolving credit facility	(176,428)	—	(176,428)
Proceeds from term loan	24,000	—	24,000
Payments for debt issuance costs	(1,084)	—	(1,084)
Issuance of stock	5,000	—	5,000
Payments on vehicle financing and other financing activities	(9)	(4,948)	(4,957)
Net cash used in financing activities	(29,988)	(4,948)	(34,936)
Net (decrease) increase in cash	(40,069)	1,347	(38,722)
Cash and cash equivalents - beginning of period	40,660	(1,351)	39,309
Cash and cash equivalents - end of period	$591	$(4)	$587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our Annual Report on Form 10-K for fiscal year 2016, herein on page 57, and in our other filings with the SEC for a description of important factors that could cause actual results to differ from expected results.
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
We utilize a broad array of assets to meet our customers’ logistics and environmental management needs. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. We continue to expand our suite of solutions to customers who demand safety, environmental compliance and accountability from their service providers.

In order to address our liquidity issues due to the prolonged depression in oil and natural gas prices, on May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court. See the “Emergence from Chapter 11 Reorganization” section included in Item 2 for further discussion.

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 4 on “Fresh Start Accounting” in the Condensed Consolidated Notes to Financial Statements for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the condensed consolidated financial statements on or after August 1, 2017, are not comparable with the condensed consolidated financial statements prior to that date.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to July 31, 2017. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on and prior to July 31, 2017.

On October 12, 2017, the reorganized Company’s common stock was listed and began trading on the NYSE American Stock Exchange under the symbol “NES.” See “Risks Related to our Common Stock” on page 58 of this Quarterly Report.

Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale areas in which we operate, in particular the level of drilling activity (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling activity in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities. Persistent low natural gas prices have resulted in reduced drilling activity in “dry” gas shale areas such as the Haynesville and Marcellus Shale areas where natural gas is the predominant natural resource. In addition, the low natural gas prices have in the past caused many natural gas producers to curtail capital budgets with these cuts in spending curtailing drilling programs, as well as discretionary spending on well services in certain shale areas, and accordingly, reduced demand for our services in these areas. As a result of the decline in oil prices over the last few years, drilling and completion activities in the oil and “wet” gas basins such as the Eagle Ford, Utica and Bakken shale areas have experienced a dramatic decline and our customers have reduced their capital spending programs.
Due to oil prices becoming more stable in 2017, we are seeing drilling and completion activities increase in all basins. Increased drilling and completion activities has led to a higher demand for our services in 2017; however, there is no guarantee that oil prices will remain stable, drilling and completion activities in basins will continue to increase, or this higher demand for our services will continue.
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken and Marcellus/Utica Shale areas, (v) labor costs, (vi) developments in governmental regulations, (vii) seasonality and weather events, (viii) pricing and (ix) our health, safety and environmental performance record.

The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the two months ended September 30, 2017, one month ended July 31, 2017, and the three months ended months ended September 30, 2016 (in thousands):

	Successor	Predecessor
	Two Months Ended	One Month Ended	Three Months Ended
	September 30,	July 31,	September 30,
	2017	2017	2016
Revenue - from predominantly oil shale areas (a)	$22,290	$9,420	$21,319
Revenue - from predominantly gas shale areas (b)	11,468	5,702	14,122
Total revenue	$33,758	$15,122	$35,441

(Loss) income from continuing operations before income taxes	$(16,959)	$223,856	$(38,372)
(Loss) income from continuing operations	(16,993)	224,160	(38,396)
EBITDA (c, d)	1,140	231,105	(8,697)
_________________________

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford and Permian Basin Shale areas.

(b)	Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Utica and Haynesville Shale areas.

(c)
Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (or “GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources - EBITDA”.

(d)    The debt covenants on our Predecessor Revolving Facility, as described further in our 2016 Annual Report on Form 10-K, were based on EBITDA adjusted for certain items as defined.

The following table summarizes our total revenues, loss from continuing operations before income taxes, loss from continuing operations and EBITDA (defined below) for the two months ended September 30, 2017, seven months ended July 31, 2017, and the nine months ended months ended September 30, 2016 (in thousands):

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended
	September 30,	July 31,	September 30,
	2017	2017	2016
Revenue - from predominantly oil shale areas (a)	$22,290	$62,302	$71,092
Revenue - from predominantly gas shale areas (b)	11,468	33,581	45,302
Total revenue	$33,758	$95,883	$116,394

(Loss) income from continuing operations before income taxes	$(16,959)	$168,289	$(105,453)
(Loss) income from continuing operations	(16,993)	168,611	(106,305)
EBITDA (c, d)	1,140	220,062	(18,709)
_________________________

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford and Permian Basin Shale areas.

(b)	Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Utica and Haynesville Shale areas.

(c)
Defined as consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. EBITDA is not a recognized measure under generally accepted accounting principles in the United States (or “GAAP”). See the reconciliation between loss from continuing operations and EBITDA under “Liquidity and Capital Resources - EBITDA”.

(d)	The debt covenants on our Predecessor Revolving Facility, as described further in our 2016 Annual Report on Form 10-K, were based on EBITDA adjusted for certain items as defined.
The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2016 Annual Report on Form 10-K.

Results of Operations
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Successor	Predecessor
	Two Months Ended	One Month Ended	Three Months Ended	Increase (Decrease)
	September 30,	July 31,	September 30,	2017 (Combined)
	2017	2017	2016	vs 2016
Non-rental revenue	$30,620	$13,608	$32,143	$12,085	37.6%
Rental revenue	3,138	1,514	3,298	1,354	41.1%
Total revenue	33,758	15,122	35,441	13,439	37.9%
Costs and expenses:
Direct operating expenses	26,110	11,896	32,122	5,884	18.3%
General and administrative expenses	4,928	1,326	6,323	(69)	(1.1)%
Depreciation and amortization	17,321	4,003	15,019	6,305	42.0%
Impairment of long-lived assets	2,404	—	7,788	(5,384)	(69.1)%
Total costs and expenses	50,763	17,225	61,252	6,736	11.0%
Operating loss	(17,005)	(2,103)	(25,811)	(6,703)	(26.0)%
Interest expense, net	(778)	(3,246)	(14,656)	(10,632)	(72.5)%
Other income, net	294	7	2,095	(1,794)	(85.6)%
Reorganization items, net	530	229,198	—	229,728	100.0%
(Loss) income before income taxes	(16,959)	223,856	(38,372)	245,269	639.2%
Income tax (expense) benefit	(34)	304	(24)	(294)	(1,225.0)%
Net (loss) income	$(16,993)	$224,160	$(38,396)	$245,563	639.6%
Non-Rental Revenue
Non-rental revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets, and/or through water midstream assets owned by us, to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Non-rental revenue also includes fees for solids management services. Non-rental revenue for the three months ended September 30, 2017 was $44.2 million, up $12.1 million, or 37.6%, from $32.1 million in the prior year period. Due to oil prices becoming more stable in 2017, customer demand for our services has increased in all divisions as compared to the same period in the prior year. Additionally, pricing increases have also contributed to the increase in non-rental revenue.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended September 30, 2017 was $4.7 million, up $1.4 million, or 41.1%, from $3.3 million in the prior year period. The increase was the result of higher utilization of our equipment rental fleet in conjunction with the increase in drilling and completion activities due to more stable oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2017 increased $5.9 million to $38.0 million compared to the prior year period. The increase in direct operating expenses is attributable to higher revenues resulting from increased demand for our services due an increase in the number of average operating oil rigs in the basins we serve from those operating in the same period in the prior year.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2017 amounted to $6.3 million which was essentially flat compared to the prior year period. During the three months ended September 30, 2016, general and administrative expenses included $1.9 million in legal and professional fees in connection with the 2016 restructuring of our indebtedness. Excluding those fees, the increase over the prior year period is primarily due to higher bad debt expense and legal fees. The legal and professional fees for our chapter 11 filing incurred after the May 1, 2017 filing date have been included in “Reorganization items, net” for the three months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2017 was $21.3 million, up $6.3 million, or 42.0%, from $15.0 million in the prior year period. The increase is primarily attributable to a higher depreciable asset base with shorter useful lives as a result of the new fair values applied by fresh start accounting upon emergence from chapter 11. In the prior year, our depreciable asset base was decreasing due to reduced capital spending, impaired assets, and the sale of underutilized or non-core assets.
Impairment of long-lived assets
During the three months ended September 30, 2017, management approved plans to sell certain underutilized assets in the Rocky Mountain and Southern division. These assets qualified to be classified as assets-held-for-sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $2.4 million for the three months ended September 30, 2017.
During the three months ended September 30, 2016, management approved additional assets to be sold in the Northeast and Southern divisions. These additional assets qualified to be classified as assets-held-for-sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $2.1 million for the three months ended September 30, 2016.
Additionally, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the three months ended September 30, 2016, there were indications that the assets in the Haynesville and Marcellus/Utica basins were not recoverable and as a result we recorded long-lived impairment charges of $5.7 million.
See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further details on the impairment charges.
Interest Expense, net
Interest expense, net during the three months ended September 30, 2017 was $4.0 million, down $10.6 million or 72.5% from $14.7 million in the prior year period. The lower interest expense is primarily due to an average debt balance of $272.4 million during the three months ended September 30, 2017, compared to an average debt balance of $453.7 million during the prior year period. Additionally, effective as of May 1, 2017, we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. For the period from July 1, 2017 through July 31, 2017 (the accounting convenience date for fresh start accounting), contractual interest expense related to liabilities subject to compromise of approximately $4.9 million was not recorded.
Other Income, net
Other income, net was $0.3 million for the three months ended September 30, 2017, compared to $2.1 million in the prior year period. The difference is primarily attributable to a $0.1 million loss associated with the change in fair value of the derivative warrant liability during the three months ended September 30, 2017, compared to a $1.6 million gain during the three months ended September 30, 2016. We issued warrants with derivative features in connection with our chapter 11 filing and our debt restructuring during 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other (expense) income, net.” See Note 8 and Note 11 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2017, which includes the net gain on debt discharge, professional and insurance fees, debtor in possession credit agreement financing costs, retention bonus payments, and other chapter 11 related items. See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further details.

Income Taxes
The income tax benefit for the three months ended September 30, 2017 was $0.3 million, compared to an expense of $24.0 thousand in the prior year period. The primary items impacting income taxes for the three months ended September 30, 2017 was the change in the deferred tax liability related to certain long-lived assets resulting from the application of fresh start accounting. The primary item impacting income taxes for the three months ended September 30, 2016 was income from the cancellation of debt which generated a cash tax liability under the alternative minimum tax (“AMT”) provisions. Under the AMT provisions, the use of net operating losses (“NOLs”) is limited to 90% of a taxpayer’s AMT income, thus generating tax on the remaining income. Upon utilization of our NOLs, we will receive a credit for the AMT tax paid to be used against any current income tax obligations subsequently incurred.
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

In light of our continued ordinary losses, at September 30, 2017 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance has been recorded against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for 2017.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (dollars in thousands):

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended	Increase (Decrease)
	September 30,	July 31,	September 30,	2017 (Combined)
	2017	2017	2016	vs 2016
Non-rental revenue	$30,620	$86,564	$107,538	$9,646	9.0%
Rental revenue	3,138	9,319	8,856	3,601	40.7%
Total revenue	33,758	95,883	116,394	13,247	11.4%
Costs and expenses:
Direct operating expenses	26,110	81,010	101,022	6,098	6.0%
General and administrative expenses	4,928	22,552	27,979	(499)	(1.8)%
Depreciation and amortization	17,321	28,981	46,070	232	0.5%
Impairment of long-lived assets	2,404	—	10,452	(8,048)	(77.0)%
Total costs and expenses	50,763	132,543	185,523	(2,217)	(1.2)%
Operating loss	(17,005)	(36,660)	(69,129)	(15,464)	(22.4)%
Interest expense, net	(778)	(22,792)	(40,674)	(17,104)	(42.1)%
Other income, net	294	4,247	5,024	(483)	(9.6)%
Loss on extinguishment of debt	—	—	(674)	(674)	(100.0)%
Reorganization items, net	530	223,494	—	224,024	100.0%
(Loss) income from continuing operations before income taxes	(16,959)	168,289	(105,453)	256,783	243.5%
Income tax (expense) benefit	(34)	322	(852)	(1,140)	(133.8)%
(Loss) income from continuing operations	(16,993)	168,611	(106,305)	257,923	242.6%
Loss from discontinued operations, net of income taxes	—	—	(1,235)	(1,235)	(100.0)%
Net (loss) income	$(16,993)	$168,611	$(107,540)	$259,158	241.0%

Non-Rental Revenue
Non-rental revenue for the nine months ended September 30, 2017 was $117.2 million, up $9.6 million, or 9.0% from $107.5 million in the prior year period. Due to oil prices becoming more stable in 2017, customer demand for our services has increased in all divisions as compared to the same period in the prior year. Additionally, pricing increases have also contributed to the increase in non-rental revenue.
Rental Revenue
Rental revenue for the nine months ended September 30, 2017 was $12.5 million, up $3.6 million, or 40.7%, from $8.9 million in the prior year period. Similar to the three month comparative periods, the increase was the result of higher utilization of our equipment rental fleet in conjunction with the increase in drilling and completion activities due to more stable oil prices.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2017 were $107.1 million, compared to $101.0 million in the prior year period. The increase in direct operating expenses is attributable to higher revenues resulting from increased demand for our services due an increase in the number of average operating oil rigs in the basins we serve from those operating in the same period in the prior year.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2017 amounted to $27.5 million, up $0.5 million from $28.0 million in the prior year period. General and administrative expenses for the nine months ended September 30, 2017 included $8.8 million in legal and professional fees for our chapter 11 filing that were incurred prior to the May 1, 2017 filing date. The legal and professional fees for our chapter 11 filing incurred after the May 1, 2017 filing date have been included in “Reorganization items, net” for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, general and administrative expenses included $10.3 million in legal and professional fees in connection with the 2016 restructuring of our indebtedness. When removing these unusual and non-recurring items, general and administrative expenses increased by approximately $1.0 million during the current year period. The primary driver of this increase is due to additional insurance coverage elected by the Company during 2017.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2017 was $46.3 million, up approximately $0.2 million from $46.1 million in the prior year period. The increase is primarily attributable to a higher depreciable asset base with shorter useful lives as a result of the new fair values applied by fresh start accounting upon emergence from chapter 11. In the prior year, our depreciable asset base was decreasing due to reduced capital spending, impaired assets, and the sale of underutilized or non-core assets.
Impairment of long-lived assets
During the nine months ended September 30, 2017, management approved plans to sell certain underutilized assets in the Rocky Mountain and Southern divisions. These assets qualified to be classified as assets-held-for-sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $2.4 million for the nine months ended September 30, 2017.
During the three months ended June 30, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land, and approved additional assets to be sold under this Plan during the three months ended September 30, 2016. These assets qualified to be classified as assets held for sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $4.8 million for the nine months ended September 30, 2016.
Additionally, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the three months ended September 30, 2016, there were indicators that the assets in the Haynesville and Marcellus/Utica basins were not recoverable and as a result we recorded a long-lived asset impairment charge of $5.7 million.
See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further details on the impairment charges.
Interest Expense, net
Interest expense, net during the nine months ended September 30, 2017 was $23.6 million, or $17.1 million lower than the $40.7 million in the prior year period. The lower interest expense is primarily due to an average debt balance of $256.0 million during the nine months ended September 30, 2017, compared to an average debt balance of $484.1 million during the prior year period. Additionally, effective as of May 1, 2017, we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. For the period from May 1, 2017 through July 31, 2017 (the accounting convenience date for fresh start accounting), contractual interest expense related to liabilities subject to compromise of approximately $14.7 million was not recorded.
Other Income, net
Other income, net was $4.5 million for the nine months ended September 30, 2017, compared to $5.0 million in the prior year period. The difference is primarily attributable to the $3.9 million gain associated with the change in fair value of the derivative warrant liability during the nine months ended September 30, 2017, compared to a $2.6 million gain during the nine months ended September 30, 2016. See Note 8 and Note 11 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants. Additionally, during the nine months ended September 30, 2016, we recorded a gain on the sale of Underground Solutions, Inc. (“UGSI”) of $1.7 million.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2016, we executed two amendments to our Predecessor Revolving Facility, and as a result, we collectively wrote off $0.7 million of unamortized debt issuance costs associated with the Predecessor Revolving Facility. There were no amendments outside of the chapter 11 restructuring that resulted in losses on extinguishment of debt during the nine months ended September 30, 2017.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017, which includes the net gain on debt discharge, professional and insurance fees, debtor in possession credit agreement financing costs, retention bonus payments, and other chapter 11 related items. See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further details.
Income Taxes

The income tax benefit for the nine months ended September 30, 2017 was $0.3 million compared to an expense of $0.9 million in the prior year period. The primary items impacting income taxes for the nine months ended September 30, 2017 was the change in the deferred tax liability related to certain long-lived assets resulting from the application of fresh start accounting. The primary items impacting income taxes for the nine months ended September 30, 2016 was income from the cancellation of debt which generated a cash tax liability under the AMT provisions. Under the AMT provisions, the use of NOLs is limited to 90% of a taxpayer’s AMT income, thus generating tax on the remaining income. Upon utilization of our NOLs, we will receive a credit for the AMT tax paid to be used against any current income tax obligations subsequently incurred.

Liquidity and Capital Resources
Cash Flows and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Cash used in operating activities was $22.0 million for nine months ended September 30, 2017. Total liquidity as of September 30, 2017, consisting primarily of available borrowings under the Successor Revolving Facility, was $16.6 million. Our sources of capital for 2017 have included cash generated by our operations, asset sales, and restructuring transactions including borrowings from our Predecessor Term Loan, debtor in possession financing, Successor First Lien Term Loan, Successor Second Lien Term Loan, and Successor Revolving Facility (each as defined herein).

In order to address our prior liquidity issues due to the prolonged depression in oil and natural gas prices, on May 1, 2017, the Nuverra Parties commenced the chapter 11 cases and filed the Plan, which was subsequently amended. On July 25, 2017, the Bankruptcy Court entered an order confirming the amended Plan. The Plan became effective on August 7, 2017. See the “Emergence from Chapter 11 Reorganization” discussion later in this section for further details the Restructuring and the Plan.

The following table summarizes our sources and uses of cash for the two months ended September 30, 2017, the seven months ended July 31, 2017, and the nine months ended September 30, 2016 (in thousands):

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended
	September 30,	July 31,	September 30,
Net cash (used in) provided by:	2017	2017	2016
Operating activities	$(3,072)	$(18,949)	(19,322)
Investing activities	1,342	(6,451)	15,536
Financing activities	(2,215)	31,599	(34,936)
Net increase (decrease) in cash and cash equivalents	$(3,945)	$6,199	$(38,722)

Operating Activities

Net cash used in operating activities was $22.0 million for the nine months ended September 30, 2017. The net loss from continuing operations, after adjustments for non-cash items, used cash of $18.0 million, compared to $25.1 million in the corresponding 2016 period. Changes in operating assets and liabilities used $4.0 million in cash primarily due to increases in accounts receivable, accounts payable and accrued expenses, and other long term liabilities as a result of our chapter 11 filing and the fresh start accounting. The non-cash items and other adjustments included $46.3 million of depreciation and amortization of intangible assets, accrued interest added to debt principal of $11.7 million, amortization of debt issuance costs of $2.1 million, a $3.9 million gain resulting from the change in the fair value of the derivative warrant liability, an increase in bad debt expense of $0.8 million, and stock-based compensation expense of $0.6 million.

Net cash used by operating activities was $19.3 million for the nine months ended September 30, 2016. The net loss from continuing operations, after adjustments for non-cash items, used cash of $25.1 million. Changes in operating assets and liabilities provided $5.8 million in cash primarily due to a decrease in accounts receivable as a result of lower activity levels and billings, offset by a decrease in accounts payable and accrued expenses. The non-cash items and other adjustments included $46.1 million of depreciation and amortization of intangible assets, accrued interest added to debt principal of $20.2 million, a long-lived asset impairment charge of $10.5 million, amortization of debt issuance costs of $4.3 million, a $3.3 million loss on disposal of property, plant and equipment, stock-based compensation expense of $0.9 million, and the write off of debt issuance costs of $0.7 million, partially offset by a $1.7 million gain on the sale of UGSI and a $2.6 million gain resulting from the change in the fair value of the derivative warrant liability.

Investing Activities

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2017 and primarily consisted of $3.6 million of purchases of property, plant and equipment and a $6.3 million increase in restricted cash, offset by $4.7 million of proceeds from the sale of property, plant and equipment.
Net cash provided by investing activities was $15.5 million for the nine months ended September 30, 2016 which consisted primarily of $10.0 million of proceeds from the sale of property, plant and equipment and $5.0 million in proceeds from the sale of UGSI, and a decrease in restricted cash of $3.2 million due to the release of funds from escrow as a result of the completion of the post-closing working capital reconciliation related to the sale of Thermo Fluids Inc., partially offset by $2.6 million of purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $29.4 million for the nine months ended September 30, 2017 and was primarily comprised of $15.7 million in additional proceeds from our Predecessor Term Loan, $6.9 million in cash proceeds from our debtor in possession term loan, $36.1 million in cash proceeds from our Successor First Lien Term Loan and Successor Second Lien Term Loan, offset by $23.2 million of net payments under our Predecessor Revolving Facility and $4.6 million of payments on vehicle financing and other financing activities.
Net cash used in financing activities was $34.9 million for the nine months ended September 30, 2016 and consisted of $57.9 million of net payments under our Predecessor Revolving Facility and $5.0 million of payments on vehicle financing and other financing activities, offset by $24.0 million in proceeds from the Predecessor Term Loan and $5.0 million due to the issuance of 20,312,500 shares of our pre-Effective Date common stock.

Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. As a result of the depressed oil and natural gas prices in recent years, we have sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures (related to continuing operations) for the nine months ended September 30, 2017 totaled $3.6 million compared to $2.6 million for the nine months ended September 30, 2016. These capital expenditures were offset by proceeds received from the sale of under-utilized or non-core assets of $4.7 million and $10.0 million in the nine months ended September 30, 2017 and 2016, respectively. Historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited above. We had no new equipment additions under capital leases in the nine months ended September 30, 2017 or September 30, 2016. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2017 are expected to be financed through cash flow from operations, borrowings under the Successor Revolving Facility, Successor First Lien Term Loan and Successor Second Lien Term Loan, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
Prior to our Restructuring, we were highly leveraged and a substantial portion of our liquidity needs resulted from debt service requirements and from funding our costs of operations and capital expenditures. As of September 30, 2017, we had $40.2 million of indebtedness outstanding, consisting of $14.8 million under the Successor First Lien Term Loan, $21.0 million under the Successor Second Lien Term Loan, and $4.4 million of capital leases for vehicle financings.
In connection with the our emergence from the chapter 11 cases, all of the following agreements, and all outstanding interests and obligations thereunder, were terminated on the Effective Date:

•
Amended and Restated Credit Agreement, as amended through the Fourteenth Amendment thereto, dated as of February 3, 2014, by and among Wells Fargo Bank, National Association (“Wells Fargo”), the lenders named therein, and the Company (the “Predecessor Revolving Facility”);

•
Term Loan Credit Agreement, as amended through the Ninth Amendment thereto, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB (“Wilmington”), the lenders named therein, and the Company (the “Predecessor Term Loan”);

•	Indenture governing the Company’s 9.875% Senior Notes due 2018 (the “2018 Notes”), dated April 10, 2012, among the Company, its subsidiaries, and The Bank of New York Mellon, N.A.;

•	Indenture governing the Company’s 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the “2021 Notes”), dated April 15, 2016, among the Company, Wilmington, and the guarantors party thereto;

•	Debtor-in-Possession Credit Agreement, dated as of April 30, 2017 and effective as of May 3, 2017, by and among the Company, the lenders party thereto, Wells Fargo, and other agents party thereto; and

•	Debtor-in-Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, the lenders party thereto, and Wilmington.

First Lien Credit Agreements
On the Effective Date, pursuant to the Plan, the Company entered into a $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”) (i) to repay obligations outstanding under the Company’s Predecessor Revolving Facility and debtor in possession asset based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes. The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.

The Successor Revolving Facility and the Successor First Lien Term Loan mature on August 7, 2020, at which time the Company must repay the outstanding principal amount of the Successor Revolving Facility and the Successor First Lien Term Loan, together with interest accrued and unpaid thereon. The Successor Revolving Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement. The principal amount of the Successor First Lien Term Loan shall be repaid in installments beginning on September 1, 2017 and the first day of each calendar month thereafter prior to maturity. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%; however, if there is an Event of Default (as defined in the Credit Agreement), the Credit Agreement Agent, in its sole discretion, may increase the applicable interest rate at a per annum rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Credit Agreement also contains certain affirmative and negative covenants, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type.

Second Lien Term Loan Credit Agreement
On the Effective Date, pursuant to the Plan, the Company also entered into a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington, as administrative agent (the “Second Lien Term Loan Agent”), and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company a $26.8 million senior second lien term loan facility (the “Successor Second Lien Term Loan”), of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million (“Delayed Draw Term Loan”) is available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement. The Second Lien Term Loan Lenders extended the Successor Second Lien Term Loan, among other things, (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based revolving facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses and other general corporate purposes.
The Successor Second Lien Term Loan matures on February 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. The principal amount of the Successor Second Lien Term Loan shall be repaid in installments beginning on October 1, 2017, and the first day of each fiscal quarter thereafter prior to maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018 (or such later date as the Company may select in accordance with the terms of the Second Lien Term Loan Agreement) and, on or after February 7, 2018 (or such later date), at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Credit Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge covenant, as well as other terms and conditions that are customary for term loans of this type.

Security Agreements
On August 7, 2017, in connection with the Credit Agreement, the Company entered into (i) a First Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Credit Agreement Agent to grant a first lien security interest in all of such grantor’s as collateral provided therein to secure the obligations under the Credit Agreement and (ii) a First Lien Trademark Security Agreement, by and among the Company, the other grantors party thereto, and the Credit Agreement Agent to grant a first lien security interest in certain trademark collateral as provided therein to secure obligations under the Credit Agreement.
On August 7, 2017, in connection with the Second Lien Term Loan Agreement, the Company entered into (i) a Second Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Second Lien Term Loan Agent to grant a second lien security interest in all of such grantor’s collateral as provided therein to secure the obligations under the Second Lien Term Loan Agreement and (ii) a Second Lien Trademark Security Agreement, by and among the Company, the other grantors party thereto, and the Second Lien Term Loan Agent to grant a second lien security interest in certain trademark collateral as provided therein to secure obligations under the Second Lien Term Loan Agreement.

Intercreditor Agreement and Intercompany Subordination Agreement
On August 7, 2017, in connection with the Credit Agreement and the Second Lien Term Loan Agreement, the Company acknowledged the terms and conditions under a Subordination and Intercreditor Agreement (the “Intercreditor Agreement”), dated as of August 7, 2017, by and among the Credit Agreement Agent and the Second Lien Term Loan Agent to set forth the terms and conditions of the relationship between the lenders and the secured parties under the Credit Agreement and Second Lien Term Loan Agreement. On August 7, 2017, the Company entered into an Intercompany Subordination Agreement (the “Intercompany Agreement”), dated as of August 7, 2017, by and among the Company and the other obligors named therein to agree to subordinate its indebtedness to the Credit Agreement Lenders and the Second Lien Term Loan Lenders.
Emergence from Chapter 11 Reorganization

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court for the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal. Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the District Court.

The Nuverra Parties emerged from the bankruptcy proceedings on the Effective Date. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

On the Effective Date, the Company:

•	Adopted a Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Company;

•	Appointed three new members to the Company’s Board of Directors to replace the directors of the Company who were deemed to have resigned on the Effective Date;

•	Entered into the Credit Agreement, pursuant to which the Credit Agreement Lenders agreed to extend to the Company the Successor Revolving Facility and the Successor First Lien Term Loan;

•	Entered into the Second Lien Term Loan Agreement, pursuant to which the Second Lien Term Loan Lenders agreed to extend to the Company the Successor Second Lien Term Loan;

•	Issued 7,900,000 shares of common stock of the reorganized Company to the holders of the Company’s 2021 Notes;

•	Issued 100,000 shares of common stock of the reorganized Company to the Affected Classes (as defined in the Plan);

•
Issued 3,695,580 shares of common stock of the reorganized Company to holders of Supporting Noteholder Term Loan Claims (as defined in the Plan) and to the Credit Agreement Lenders for the Exit Financing Commitment Fee (as defined in the Plan);

•	Issued 118,137 warrants to purchase common stock of the reorganized Company, with an exercise price of $39.82 per share and an exercise term expiring seven years from the Effective Date;

•	Entered into a Registration Rights Agreement with certain holders of the reorganized Company’s common stock party thereto;

•	Entered into a Warrant Agreement with American Stock Transfer & Trust Company LLC, the Company’s transfer agent;

•	Paid in full in cash all administrative expense claims, priority tax claims, priority claims, and debtor in possession revolving credit facility claims;

•	Paid all undisputed, non-contingent customer, vendor, or other obligations not specifically compromised under the Plan; and

•
Assumed Mark D. Johnsrud’s, the Company’s Chairman and Chief Executive Officer, Second Amended and Restated Employment Agreement, dated April 28, 2017 and entered into an Amended and Restated Employment Agreement with Joseph M. Crabb, the Company’s Executive Vice President and Chief Legal Officer.

In addition, on the Effective Date, pursuant to the Plan, (i) all shares of the Company’s pre-Effective Date common stock and all other previously issued and outstanding equity interests in the Company, and any rights of any holder in respect thereof, were canceled and discharged and (ii) all agreements, instruments, and other documents evidencing, relating to or connected with the Company’s pre-Effective Date common stock and all other previously issued and outstanding equity interests of the Company, and any rights of any holder in respect thereof, were canceled and discharged and of no further force or effect.

As a result of the cancellation of the Company’s pre-Effective Date common stock on the Effective Date, the Company’s pre-Effective Date common stock ceased trading on the OTC Pink Marketplace under the symbol “NESCQ.” On October 12, 2017, the Company’s post-Effective Date common stock was listed and began trading on the NYSE American Stock Exchange under the symbol “NES.” See “Risks Related to our Common Stock” on page 58 of this Quarterly Report.

The foregoing is a summary of the substantive provisions of the Plan and the transactions related to and contemplated thereunder and is not intended to be a complete description of, or a substitute for, a full and complete reading of, the Plan and the other documents referred to above.

EBITDA
As a supplement to the financial statements in this Quarterly Report on Form 10-Q, which are prepared in accordance with GAAP, we also present EBITDA. EBITDA is consolidated net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe this information is useful to financial statement users in evaluating our financial performance. We also use EBITDA to evaluate our financial performance, make business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. EBITDA is not a measure of performance calculated in accordance with GAAP and may not necessarily be indicative of cash flow as a measure of liquidity or ability to fund cash needs, and there are material limitations to its usefulness on a stand-alone basis. EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from EBITDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Financial statement users should use EBITDA in addition to, and not as an alternative to, net income (loss) as defined under and calculated in accordance with GAAP.
The tables below provide the reconciliation between loss from continuing operations, as determined in accordance with GAAP, and EBITDA (in thousands):

	Successor	Predecessor
	Two Months Ended	One Month Ended	Three Months Ended
	September 30,	July 31,	September 30,
	2017	2017	2016
(Loss) income from continuing operations	$(16,993)	$224,160	$(38,396)
Depreciation and amortization	17,321	4,003	15,019
Interest expense, net	778	3,246	14,656
Income tax expense (benefit)	34	(304)	24
EBITDA	$1,140	$231,105	$(8,697)

	Successor	Predecessor
	Two Months Ended	Seven Months Ended	Nine Months Ended
	September 30,	July 31,	September 30,
	2017	2017	2016
(Loss) income from continuing operations	$(16,993)	$168,611	$(106,305)
Depreciation and amortization	17,321	28,981	46,070
Interest expense, net	778	22,792	40,674
Income tax expense (benefit)	34	(322)	852
EBITDA	$1,140	$220,062	$(18,709)

Off Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance-sheet arrangements other than operating leases that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Other than as disclosed in Note 10 in the Notes to the Condensed Consolidated Financial Statements, our contractual obligations at September 30, 2017 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the nine months ended September 30, 2017 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we performed an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1. Legal Proceedings.

See “Legal Matters” in Note 15 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

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

Information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh start accounting.

This Quarterly Report on Form 10-Q reflects the consummation of the Plan and the adoption of fresh start accounting. As a result, our financial statements from and after the Effective Date will not be comparable to our financial statements for prior periods. This will make it difficult for shareholders to assess our performance in relation to prior periods. Please see Note 4 on “Fresh Start Accounting” in the Notes to Condensed Consolidated Financial Statements for further information.

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

Risks Related To Our Common Stock

We cannot assure you that an active trading market for our common stock will develop or be maintained, and the market price of our common stock may be volatile, which could cause the value of your investment to decline.

The common stock of the reorganized Company was listed on the NYSE American Stock Exchange (the “NYSE American”) on October 12, 2017. We cannot assure you that an active public market for our common stock will develop or, if it develops, that it will be sustained. In the absence of an active public trading market, it may be difficult to liquidate your investment in our common stock.

The trading price of our common stock on the NYSE American may fluctuate significantly. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These risks include, among other things:

•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	investor perceptions of us and the industry and markets in which we operate;

•	future sales, or the availability for sale, of equity or equity-related securities;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	limited trading volume of our common stock; and

•	general financial, domestic, economic and other market conditions.

The trading price of our common stock may not reflect accurately the value of our business.
As a result of the Restructuring, ownership of our common stock is highly concentrated, and there are a limited number of shares available for trading on the NYSE American or any other public market. As a result, reported trading prices for our common stock at any given time may not reflect accurately the underlying economic value of our business at that time. Reported trading prices could be higher or lower than the price a shareholder would be able to receive in a sale transaction, and there can be no assurance that there will be sufficient public trading in our common stock to create a liquid trading market that accurately reflects the underlying economic value of our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.
The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.2
Third Amended and Restated Bylaws of Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 3.2 to Nuverra’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017)

4.1	Specimen Global Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Nuverra’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017)

4.2
Registration Rights Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc. and the holders party thereto (incorporated herein by reference to Exhibit 4.2 to Nuverra’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017)

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Nuverra’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017)

4.4
Warrant Agreement, dated as of August 7, 2017, between Nuverra Environmental Solutions, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.4 to Nuverra’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017)

10.1
First Lien Credit Agreement, dated as of August 7, 2017, by and among ACF FinCo I, LP, the lenders party thereto, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

Exhibit Number	Description
10.2
Second Lien Term Loan Credit Agreement, dated as of August 7, 2017, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

10.3
First Lien Guaranty and Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and ACF FinCo I, LP (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

10.4
First Lien Trademark Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and the Credit Agreement Agent (incorporated herein by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

10.5
Second Lien Guaranty and Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

10.6
Second Lien Trademark Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.6 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

10.7
Subordination and Intercreditor Agreement, dated as of August 7, 2017, by and among ACF FinCo I, LP and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

10.8
Intercompany Subordination Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., and the other obligors named therein (incorporated herein by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

10.9
Amended and Restated Employment Agreement, dated as of August 7, 2017, between Joseph M. Crabb and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.9 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 11, 2017)

10.10
Employment Agreement, dated as of August 23, 2017, between Edward A. Lang and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 29, 2017)

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

99.1
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Prepackaged Plans of Reorganization, dated July 25, 2017 (incorporated herein by reference to Exhibit 99.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on July 31, 2017)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2017

/s/ Mark D. Johnsrud
Name:	Mark D. Johnsrud
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Edward A. Lang
Name:	Edward A. Lang
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)