Form 10-K
period 2017-12-31
Nuverra Environmental Solutions, Inc.
filed 2018-03-16
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-33816
__________________________________

 (A Delaware Corporation)
 __________________________________
I.R.S. Employer Identification No. 26-0287117
14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254
Telephone: (602) 903-7802
 __________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE American
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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.2 million based on the closing sale price of $0.01 on such date as reported on the OTC Pink Marketplace. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes. On August 7, 2017, the old common stock was canceled, and new shares of common stock were issued, pursuant to the chapter 11 plan of reorganization. The new shares of common stock began trading on the NYSE American on October 12, 2017.

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of confirmation by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of February 28, 2018 was 11,695,580.
__________________________________
Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the Definitive Information Statement for the registrant’s 2018 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrants fiscal year ended December 31, 2017.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	the expected benefits of our completed restructuring under chapter 11 of the United States Bankruptcy Code to improve our long-term capital structure;

•	future financial performance and growth targets or expectations;

•
market and industry trends and developments, including, but not limited to, statements regarding fluctuations in oil and natural gas prices and third-party projections for the markets in which we operate; and

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

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our chapter 11 filing;

•	the bankruptcy and, as applicable, appellate court’s rulings in our chapter 11 cases, including appeals thereof, and the outcome of our chapter 11 cases in general;

•	risks associated with third-party motions, objections, and appeals in our chapter 11 cases, including the pending appeal of the confirmation of the plan of reorganization;

•	the length of time the Company will operate under chapter 11 protection;

•	the effects of the increased advisory costs to execute a reorganization;

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

•	our ability to attract and retain a sufficient number of qualified truck drivers in light of industry-wide driver shortages and high-turnover;

•	risks associated with our ability to collect outstanding receivables as a result of liquidity constraints on our customers resulting from low oil and/or natural gas prices;

•
the availability of less favorable credit and payment terms due to the downturn in our industry, our financial condition, and the chapter 11 proceeding, including more stringent or costly payment terms from our vendors, which may further constrain our liquidity and reduce availability under our revolving credit facility;

•	risks associated with our capital structure, including our ability to access necessary funding to generate sufficient operating cash flow to meet our debt service obligations;

•	risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuations in the trading prices of our common stock;

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

•	higher than forecasted capital expenditures to maintain and repair our fleet of trucks, tanks, equipment and disposal wells;

•	fluctuations in prices, transportation costs and demand for commodities such as oil and natural gas;

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

•	risks associated with the reliance on third-party analyst and expert market projections and data for the markets in which we operate;

•	changes in economic conditions in the markets in which we operate or in the world generally, including as a result of political uncertainty;

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

•
the unknown future impact on our business from legislation and governmental rulemaking, including the Affordable Care Act, the Dodd-Frank Wall Street Reform, the Tax Cuts and Jobs Act, and the Consumer Protection Act and the rules to be promulgated thereunder;

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
Overview

Nuverra is a leading provider of comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. We provide one-stop, total environmental solutions and wellsite logistics management, including delivery, collection, treatment and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas. We utilize a broad array of assets to meet our customers’ logistics and environmental management needs. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, and liquid and solid waste disposal sites. We provide a suite of solutions to customers who demand safety, environmental compliance and accountability from their service providers.

Our service offering focuses on providing comprehensive environmental and logistics management solutions within three primary groups:

•
Logistics and Wellsite Services: Delivery of freshwater to wellsites, freshwater procurement and transfer services, staging and storage of equipment and materials, rental of wellsite equipment, and construction services including wellpads.

•
Water Midstream: Collection and transportation of produced water from wellsites to disposal network via trucking or a fixed pipeline system, supplying freshwater for drilling and completion via pipeline system, gathering systems for collection and transportation of flowback and produced water to disposal wells.

•	Disposal Wells and Landfill: Liquid waste water from hydraulic fracturing operations, liquid waste water from well production, and solid drilling waste.
Business Strategy
Nuverra strives to be a leader in the oilfield services sector by providing value to our customers through an integrated service offering of water management solutions. Our strategy is focused on: (1) reinvesting in our core business in order to drive organic growth and provide a stable revenue stream, (2) maximizing our attractive asset base to capitalize on favorable industry trends, and (3) continuing to develop leading service offerings as the water management industry continues to evolve.
Our produced water hauling and disposal business provides a reliable revenue stream, as produced water is generated with or without drilling rig activity. While prices fluctuate throughout each industry cycle, produced water volumes typically increase or remain relatively stable. Spears & Associates, an industry market share research firm, estimates in their January 2018 report entitled, “The US Oilfield Water Management Services Market” (the “Report”) that produced water volumes for disposal will increase anywhere between 5% to 6% annually for the years 2018 through 2022.
Our network of assets are strategically located in the Rocky Mountain, Northeast and Southern regions. We have built a strong reputation in the industry as a result of providing our customers with excellent service quality over many years. Within the oilfield service sector, there are several key buying factors that determine the value we provide to our customers, such as: commitment to health, safety and environment; service quality including regulatory compliance; price; capacity and proximity; and technology. We continue to evolve our service offerings to address the critical value drivers while adapting to the changing water management industry. The current trend of integrated gathering and disposal systems is driving increased use of water pipelines. Our saltwater disposal wells (or “SWDs”) and pipelines are an integral part of our produced water business. SWDs provide core assets that we can leverage to provide incremental offerings on existing disposal and water midstream projects. We are also evaluating additional geographic and service line growth opportunities. As we continue to refine our portfolio and footprint, we may consider opportunistic asset sales to provide additional capital to fund our growth investments.

Market Overview
Nuverra operates in the large and fragmented market for water management. Spears & Associates estimates in their Report that the 2018 market size in the United States (or “U.S.”) for oilfield water management is approximately $28.6 billion. The primary services in Spears & Associates’ market estimate include water hauling, water disposal, water treatment, water storage, water acquisition, water flowback, and water transfer services. Nuverra provides the vast majority of these services, but does not have a presence in all U.S. geographic markets. Therefore, management believes there is significant opportunity for market share gains as the Company expands its resources. Spears & Associates’ projects in their Report that the U.S. oilfield water hauling market to be $8.4 billion in 2018 for a compounded annual growth rate of 34% from 2016 through 2018.
Nuverra is well positioned to benefit from the favorable trends in the broader oilfield services industry, such as hydraulic fracturing activity and rig counts. The U.S. rig counts in the shale basins in which we operate are expected to increase in 2018 by 13%, and currently represents approximately 26% of the total U.S. rig counts according to the Spears & Associates Report. There is opportunity for Nuverra to capitalize on these positive industry trends, specifically in our landfill, wellsite rentals, and water transfer services. These services deliver higher margins and provide us with the ability to enhance our profits during industry expansion cycles.
From a geographic perspective, Nuverra remains focused on being the premier service provider in our core areas of the Bakken, Marcellus, Utica, and Haynesville basins. We continue to evaluate growth opportunities in other areas such as the Permian, Midcontinent, and Niobrara basins. However, we do not plan to enter a market unless we believe we can generate attractive profitability and returns on invested capital. While some basins offer significant levels of activity, attractive economics for certain service providers are not assured given the amount of competition in those basins.
Advances in drilling technology and the development of unconventional North American hydrocarbon plays allow previously inaccessible or non-economical formations in the earth’s crust to be accessed by utilizing high pressure methods from water injection (or the process known as hydraulic fracturing) combined with proppant fluids (containing sand grains or ceramic beads) to create new perforation depths and fissures to extract natural gas, oil, and other hydrocarbon resources. Significant amounts of water are required for hydraulic fracturing operations, and subsequently, complex water flows, in the forms of flowback and produced water, represent a waste stream generated by these methods of hydrocarbon exploration and production. In addition to the liquid product stream involved in the hydraulic fracturing process, there are also significant environmental solid waste streams that are generated during the drilling and completion of a well. During the drilling process, a combination of the cut rock, or “cuttings,” mixed with the liquid used to drill the well, is returned to the surface and must be handled in accordance with environmental and other regulations. Historically, much of this solid waste byproduct was buried at the well site. We believe customers will increasingly focus on the treatment and offsite disposal or recycling of the solid waste byproduct. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by geological considerations, combined with marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled and completed.
Water treatment and recycling are key strategies within the industry as participants aim to minimize freshwater usage and reduce disposal. However, according to the Spears & Associates Report, roughly 60% - 70% of treatment and recycling costs relate to logistics. Nuverra is well positioned to provide our customers with leading logistics solutions to address these market challenges.
Operations

Our business consists of operations in shale basins where customers’ exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale areas: includes our operations in the Bakken and Eagle Ford shale areas. During 2017, 64% of our revenues from continuing operations were derived from these shale areas.

•
Natural gas shale areas: includes our operations in the Marcellus, Utica, Haynesville, and gas sections of the Eagle Ford shale areas. During 2017, 36% of our revenues from continuing operations were derived from these shale areas.

Our business operations are comprised of three geographically distinct divisions, which are further described in Note 22 of the Notes to Consolidated Financial Statements herein:

•	Rocky Mountain Division: comprising the Bakken shale area;

•	Northeast Division: comprising the Marcellus and Utica shale areas; and

•	Southern Division: comprising the Haynesville and Eagle Ford shale areas.

The shale areas, which comprise our operating divisions, are further described below:

•
The Bakken and underlying Three Forks formations are the two primary reservoirs currently being developed in the Williston Basin, which covers most of western North Dakota, eastern Montana, northwest South Dakota and southern Saskatchewan. According to the Assumptions to the Annual Energy Outlook 2017 report issued in July of 2017 by the United States Energy Information Administration (or the “EIA”) with data as of January 1, 2015, the Bakken and Three Forks Shale formations contain an estimated 23.5 billion barrels of technically recoverable oil reserves.

•
The Marcellus Shale area is located in the Appalachian Basin in the Northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. The Marcellus Shale is the largest natural gas field in North America with approximately 211.3 trillion cubic feet (or “Tcf”) of technically recoverable natural gas, according to the EIA’s report issued in July of 2017 with data as of January 1, 2015.

•
Adjacent to the Marcellus Shale is the Utica Shale, located primarily in southwestern Pennsylvania and eastern Ohio. Still in the early stages of development, the Utica Shale play has three identified areas: oil, condensate and dry natural gas. According to the EIA’s report issued in July of 2017 with data as of January 1, 2015, the Utica Shale is estimated to have approximately 199.2 Tcf of technically recoverable natural gas and 2.2 billion barrels of technically recoverable oil reserves.

•
The Haynesville Shale area is located across northwest Louisiana and east Texas, and extends into Arkansas. The Haynesville Shale area is the third largest natural gas-producing basin in North America, with an estimated 76.8 Tcf of technically recoverable natural gas according to the EIA’s report issued in July of 2017 with data as of January 1, 2015.

•
The Eagle Ford Shale area is a natural gas and oil play located across southern Texas. The play contains a high liquid component, which has led to the definition of three areas: oil, condensate and dry gas. The Eagle Ford Shale is estimated to have approximately 52.2 Tcf of technically recoverable natural gas and 15.5 billion barrels of technically recoverable oil reserves, according to the EIA’s report issued in July of 2017 with data as of January 1, 2015.

As part of our environmental and logistics management solutions for water and water-related services, we serve E&P customers seeking fresh water acquisition, temporary or permanent water transmission and storage, transportation, or disposal of fresh flowback and produced water in connection with shale oil and natural gas hydraulic fracturing operations. We also provide services for water pit excavations, well site preparation and well site remediation. We own an approximately 60-mile underground twin pipeline network in the Haynesville Shale for the collection of produced water and the delivery of fresh water. The pipeline network can handle volumes up to approximately 60 thousand barrels per day and is scalable up to approximately 100 thousand barrels per day. We have a fleet of approximately 630 heavy duty trucks including 80 specialty trucks and 550 water trucks used for delivery and collection, and over 2,850 storage tanks. We also own or lease 48 operating saltwater disposal wells in the Bakken, Marcellus/Utica, Haynesville, and Eagle Ford Shale areas.
Within our environmental and logistics management solutions for solid materials, we provide collection, transportation, and disposal options for solid waste generated by drilling and completion activities, including an oilfield solids disposal landfill that we own and operate in the Bakken Shale area. The landfill is located on a 50-acre site with current permitted capacity of more than 1.7 million cubic yards of airspace. We believe that permitted capacity at this site could be expanded up to a total of 5.8 million cubic yards in the future.
A significant part of the Company’s service offering involves trucking operations. Nuverra’s fleet of more than 630 trucks positions the Company among the top 20 in the Petroleum & Chemical sector according to Transport Topics’ 2017 Top 100 Private Carriers. The Company is experiencing the same driver shortage challenge that most trucking companies are facing. As a result of these challenges, Nuverra has successfully implemented trucking price increases and continues to explore methods to increase truck driver recruitment and retention.
Our fleet utilizes GPS and other automation tools that we expect to upgrade as technology progresses. Our service has long included electronic logging devices (ELDs). New regulations from the U.S. Department of Transportation that include the requirement for electronic logs (rather than paper logs that can be adjusted) that became effective in December of 2017 are not expected to impact our business. We anticipate that many of our competitors will have to adopt ELDs and adhere to the same rules that we currently follow. We believe this new change can significantly improve the trucking industry compliance with existing rules and regulations and be a positive factor for Nuverra since many of our less sophisticated competitors will now bear generally equivalent compliance costs that are currently part of our cost structure.
Customers
Our customers include major domestic and international oil and natural gas companies, foreign national oil and natural gas companies and independent oil and natural gas production companies. For the year ended December 31, 2017, our three largest customers were Continental Resources, Hess Corporation, and Southwestern Energy which represented 10%, 9% and 9%, respectively, of our total consolidated revenues. The loss of any one of these three customers could have a material adverse affect on the Company.
Competition
Our competition includes small regional service providers, as well as larger companies with operations throughout the continental United States and internationally. Some of our competitors are Select Energy Services, Key Energy Services, Inc., Basic Energy Services, Inc., C&J Energy Services, Inc., Superior Energy Services, Inc., Clean Harbors, Inc., TETRA Technologies, Inc., Pioneer Energy Services Corp, MBI Energy Services, Stallion Oilfield Services, Waste Connections, Pinnergy, Ltd., McKenzie Energy Partners, LLC, and Buckhorn Energy Services, LLC.
Health, Safety & Environment
We are committed to excellence in health, safety and environment (“HS&E”) in our operations, which we believe is a critical characteristic of our business. Our customers in the unconventional shale basins require us to meet high standards on HS&E matters. As a result, we believe that being a leading environmental solutions company with a national presence and a dedicated focus on environmental solutions is a competitive advantage relative to smaller, regional companies, as well as companies that provide certain environmental services as ancillary offerings.
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
Intellectual Property
We operate under numerous trade names and own several trademarks, the most important of which are “Nuverra,” “HWR,” “Power Fuels,” and “Heckmann Water Resources.” We also have access, through certain exclusive business relationships, to various water treatment technologies which, based on our experience, we utilize to create cost-effective and proprietary total water treatment solutions for our customers.
Operating Risks
Our operations are subject to hazards inherent in our industry, including accidents and fires that could cause personal injury or loss of life, damage to or destruction of property, equipment and the environment, suspension of operations and litigation, as described in Note 19 of the Notes to the Consolidated Financial Statements herein, associated with these hazards. Because our business involves the transportation of environmentally regulated materials, we may also experience traffic accidents or pipeline breaks that may result in spills, property damage and personal injury. We have implemented a comprehensive HS&E program designed to minimize accidents in the workplace, enhance our safety programs, maintain environmental compliance and improve the efficiency of our operations.
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
Global Warming and Climate Change
While we do not believe our operations raise climate change issues different from those generally raised by the commercial use of fossil fuels, legislation or regulatory programs that restrict greenhouse gas emissions in areas where we conduct business or that would require reducing emissions from our truck fleet could increase our costs. From another perspective, a carbon constrained environment would likely reward hydrocarbons produced from low cost areas.
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
Transportation Regulations
We conduct interstate motor carrier (trucking) operations that are subject to federal regulation by the Federal Motor Carrier Safety Administration, or “FMCSA,” a unit within the United States Department of Transportation, or “USDOT.” The FMCSA publishes and enforces comprehensive trucking safety regulations, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service, referred to as “HOS.” The agency also performs certain functions relating to such matters as motor carrier registration (licensing), insurance, and extension of credit to motor carriers’ customers. Another unit within USDOT publishes and enforces regulations regarding the transportation of hazardous materials, or “hazmat.” The waste water and other water flows we transport by truck are generally not regulated as hazmat at this time.
Our intrastate trucking operations are also subject to various states environmental and waste water transportation regulations discussed under “Environmental Regulations” above. Federal law also allows states to impose insurance and safety requirements on motor carriers conducting intrastate business within their borders, and to collect a variety of taxes and fees on an apportioned basis reflecting miles actually operated within each state.
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
Employees
As of December 31, 2017, we had 791 full time employees, of whom 195 were executive, managerial, sales, general, administrative, and accounting staff, and 596 were truck drivers, service providers and field workers. We have not experienced, and do not expect, any work stoppages, and believe that we maintain a satisfactory working relationship with our employees.

Emergence from Chapter 11 Reorganization
On May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”)

confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court. See Note 4 on “Emergence from Chapter 11 Reorganization” of the Notes to Consolidated Financial Statements herein for additional details.

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 5 on “Fresh Start Accounting” of the Notes to Consolidated Financial Statements herein for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the condensed consolidated financial statements on or after August 1, 2017, are not comparable with the condensed consolidated financial statements prior to that date.

References to “Successor” or “Successor Company” refer to the financial position and results of operations of the reorganized Company subsequent to July 31, 2017. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on and prior to July 31, 2017.
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
Item 1A. Risk Factors
This section describes material risks to our businesses that currently are known to us. You should carefully consider the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occur, our business, financial condition and results of operations could be materially and adversely affected. The risks and factors listed below, however, are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact our business, financial condition and results of operations. Moreover, we operate in a rapidly changing environment. Other known risks that we currently believe to be immaterial could become material in the future. We also are subject to legal and regulatory changes. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operations.

Risks Related to the Completed Restructuring and Our Indebtedness

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

Due to a severe industry downturn beginning in late 2014, on May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order confirming the plan (the “Confirmation Order”). The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived, and the Nuverra Parties emerged from chapter 11. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

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

Upon our emergence from chapter 11, two shareholder groups beneficially own approximately 90% (the “Significant Shareholders”) of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. As a result, the future strategy and plans of the Company may differ materially from those of the past. Circumstances may occur in which the interests of the Significant Shareholders could be in conflict with the interests of other shareholders, and the Significant Shareholders would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

The effects of the pending appeal of the Confirmation Order in the District Court for the District of Delaware are difficult to predict.

On July 26, 2017, David Hargreaves, an individual holder of our pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”), appealed the Confirmation Order to the Bankruptcy Court and filed a motion for a stay pending appeal from the Bankruptcy Court. The Company and the unsecured creditors’ committee opposed the stay in the Bankruptcy Court. On August 3, 2017, the Bankruptcy Court entered an order denying the motion for a stay pending appeal, concluding that: “The Bankruptcy Court’s ruling is consistent with existing precedent, and Appellant has failed to establish that he will suffer irreparable harm in absence of a stay.” Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the Bankruptcy Court. The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the appeal will not affect the finality, validity and enforceability of the Confirmation Order. If the Confirmation Order is overturned or modified on appeal, there could be adverse effects on our businesses.

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

This Annual Report on Form 10-K reflects the consummation of the Plan and the adoption of fresh start accounting. As a result, our financial statements from and after the Effective Date will not be comparable to our financial statements for prior periods. This will make it difficult for shareholders to assess our performance in relation to prior periods. Please see Note 5 on “Fresh Start Accounting” in the Notes to Condensed Consolidated Financial Statements for further information.

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

The amount of our debt and the covenants in the agreements governing our debt could negatively impact our business operations, financial condition, results of operations, and business prospects.

Although we reduced the amount of our debt by approximately $500 million as a result of the reorganization, as of December 31, 2017, we had approximately $39.0 million of total debt. Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

•	making it more difficult for us to satisfy our obligations under the agreements governing our indebtedness and increasing the risk that we may default on our debt obligations;

•
requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other activities;

•	limiting management’s flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to successfully withstand a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because our debt has variable interest rates.

Each of our debt instruments contain certain negative covenants that impose specific restrictions on us. These restrictions include, among others, our ability to incur additional debt; operationally prepay, redeem, or purchase any indebtedness; pay dividends or make other distributions, make other restricted payments and investments; create liens; enter into certain merger, consolidation, reorganization, or recapitalization transactions; merge consolidate, or transfer or dispose of substantially all of our assets; and enter into certain types of transactions with affiliates. In addition, there are a number of affirmative covenants with which we must comply. A breach of any of these negative or affirmative covenants could result in a default under our indebtedness. If we default, our lenders will no longer be obligated to extend credit to us, and they could declare all amounts of outstanding debt, together with accrued interest, to be immediately due and payable. The results of such actions would have a significant impact on our results of operations, financial position, and cash flows. We likely would not have sufficient liquidity to repay all of our outstanding indebtedness.

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

Our borrowings under our revolving credit facility and first lien term loan facility expose us to interest rate risk.

Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility and first lien term loan facility. Our revolving credit facility and first lien term loan facility carry a floating interest rate; therefore, as interest rates increase, so will our interest costs, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Company

Our business depends on spending by our customers in the oil and natural gas industry in the United States, and this spending and our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control. The substantial and extended decline in oil and natural gas prices beginning in the second half of 2014 and continuing into 2017 resulted in lower expenditures by our customers, which led to a material adverse effect on our financial condition, results of operations and cash flows, and another such decline could materially adversely affect our financial condition, results of operations and cash flows in the future.

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. These expenditures are generally dependent on current oil and natural gas prices and the industry’s view of future oil and natural gas prices, including the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. The substantial and extended decline in oil and natural gas prices beginning in the second half of 2014 and continuing into 2017 resulted in significant reductions in our customers’ operating and capital expenditures, which had a material adverse effect on our financial condition, results of operations and cash flows. The extended decline resulted in diminished demand for oilfield services and downward pressure on the prices customers were willing to pay for services such as ours.

Due to oil prices beginning to recover in 2017 from historic lows, we have seen drilling and completion activities increase in all basins. We would expect continued stability in oil prices or further price growth to lead to increased drilling and completion activities by our customer base during 2018 when compared to 2017. Increased drilling and completion activities would likely lead to a higher demand for our services in 2018; however, there is no guarantee that oil prices will remain stable or increase, drilling and completion activities in basins will continue to increase, or we will see an increase in a demand for our services in 2018. Another downturn in oil and natural gas prices could materially adversely affect our financial condition, results of operations and cash flows in the future.
Industry conditions are influenced by numerous factors over which we have no control, including:

•	the domestic and worldwide price and supply of gas, natural gas liquids and oil, including the natural gas inventories and oil reserves of the United States;

•	changes in the level of consumer demand;

•	the price and availability of alternative fuels;

•	weather conditions;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	actions of the members of the Organization of the Petroleum Exporting Countries or “OPEC,” relating to oil price and production controls;

•	the level of excess production and projected rates of production growth;

•	geo-political instability or armed conflict in oil and natural gas producing regions; and

•	overall domestic and global economic and market conditions.
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
As discussed more fully in Note 8 of the Notes to the Consolidated Financial Statements, we recorded total impairment charges of $4.9 million for long-lived assets classified as held for sale during the year ended December 31, 2017, which was included in “Impairment of long-lived assets” in the consolidated statement of operations. During the year ended December 31, 2016, we recorded total impairment charges for long-lived assets of $42.2 million. These charges were due to the carrying value of assets for certain basins not being recoverable, as well as for assets that were classified as held for sale during 2016. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.
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
We are often involved in the ordinary course of business in a number of lawsuits involving employment, commercial, and environmental issues, other claims for injuries and damages, and various shareholder and class action litigation, among other matters. We may experience negative outcomes in such lawsuits in the future. Any such negative outcomes could have a material adverse effect on our business, liquidity, financial condition and results of operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from such assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on our results of operations. In addition, judges and juries in certain jurisdictions in which we conduct business have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and other tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in these areas poses a significant business risk to us and could cause a significant diversion of management’s time and resources, which could have a material adverse effect on our financial condition, results of operations and cash flows.
The hazards and risks associated with the transport, storage, and handling, treatment and disposal of our customers’ waste (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our employees, customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. As more fully described in Note 19 of the Notes to Consolidated Financial Statements herein, due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Significant capital expenditures are required to conduct our business, and our failure or inability to make sufficient capital investments could significantly harm our business prospects.
The development of our business and services, excluding acquisition activities, requires capital expenditures. During the year ended December 31, 2017, we made cash capital expenditures of approximately $5.4 million, which primarily related to expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. We continue to focus on finding ways to improve the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. In addition to capital expenditures required to maintain our current level of business activity, we may incur capital expenditures to support future growth of our business.
We expect capital spending levels in 2018 to increase. Prolonged reductions or delays in capital expenditures could delay or diminish future cash flows and adversely affect our business and results of operations. Our planned capital expenditures for 2018 are expected to be financed through cash flow from operations, borrowings under our credit facility and term loan facilities, capital leases, or a combination of the foregoing. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to further reduce or defer our capital spending, or pursue other funding alternatives which may not be as economically attractive to us, which in turn could have a materially adverse effect on our financial condition, results of operations and cash flows.
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
We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers represented 10%, 9% and 9%, respectively, of our total consolidated revenues for the year ended December 31, 2017 and in total equaled 27% of our consolidated accounts receivable at December 31, 2017. The loss of all, or even a portion, of the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. A reduction in exploration, development and production activities by key customers due to the current declines in oil and natural gas prices, or otherwise, could have a material adverse effect on our financial condition, results of operations and cash flows.
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

The industries in which our business operates are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources. Competition has intensified during this downturn, and could further intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing similar services to those that we provide that will compete with our services. We cannot assure you that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, or customer perception of our completed chapter 11 filing, will not arise. In addition, the current declines in oil and natural gas prices may result in competitors moving resources from higher-cost exploration and production areas to relatively lower-cost exploration and production areas where we are located thereby increasing supply and putting further downward pressure on the prices we can charge for our products and services, including our rental business. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our financial condition, results of operations and cash flows.

Market projections and data are forward-looking in nature.

Our strategy is based in part on our own market projections and on third-party analyst, industry observer, and expert reports and market projections, which are forward-looking in nature and are inherently subject to numerous risks and uncertainties. This Annual Report contains forward-looking market projections based on studies and reports produced by third-party market analysts and experts. The predictions by us or such third-party market analysts or experts are subject to numerous factors that could change or emerge in the future, and any market data we rely upon, whether from third parties or otherwise, may be inaccurate or based on flawed assumptions at the time such predictions were made. The inaccuracy of any such market projections and/or market data could adversely affect our operating results and financial condition, and we urge you to carefully consider the validity and limitations of any such market data or projections we include in this Annual Report and in any of our other filings with the SEC.

Any interruption in our services due to pipeline ruptures or spills or necessary maintenance could impair our financial performance and negatively affect our brand.

Our water transport pipelines are susceptible to ruptures and spills, particularly during start up and initial operation, and require ongoing inspection and maintenance. We may experience difficulties in maintaining the operation of our pipelines, which may cause downtime and delays. We also may be required to periodically shut down all or part of our pipelines for regulatory compliance and inspection purposes. Any interruption in our services due to pipeline breakdowns or necessary maintenance, inspection or regulatory compliance could reduce revenues and earnings and result in remediation costs. While we have business interruption insurance coverage for our pipeline which would help mitigate lost revenues and remediation costs should a rupture, spill or other shut-down occur, there can be no assurances as to how much lost revenue or remediation costs our business interruption insurance would cover, if any. Transportation interruptions at our pipelines, even if only temporary, could severely harm our business and reputation, and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Improvements in or new discoveries of alternative energy technologies or our customers’ operating methodologies could have a material adverse effect on our financial condition and results of operations.
Because our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, technological changes in our customers’ operating methods could decrease the need for management of water and other wellsite environmental services or otherwise affect demand for our services.
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

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited.

Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal and state income tax liabilities is subject to certain requirements, limitations and restrictions, including Internal Revenue Code Section 382 which under certain circumstances may substantially limit our ability to offset future tax liabilities with federal net operating loss carryforwards.

Future changes in ownership could eliminate or limit our use of net operating loss carryforwards.

Pursuant to United States Internal Revenue Code Section 382, if we undergo an ownership change, the net operating loss carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our net operating losses generated prior to the ownership change. We have determined that an ownership change occurred on April 15, 2016 as a result of the debt restructuring that occurred during fiscal 2016. In addition, another ownership change occurred on August 7, 2017 as a result of the chapter 11 reorganization described further in Note 4. The limitation under Section 382 may result in federal net operating loss carryforwards expiring unused. Subject to the impact of those rules as a result of past or future restructuring transactions, we may be unable to use all or a significant portion of our net operating loss carryforwards to offset future taxable income.
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

The common stock of the reorganized Company was listed on the NYSE American Stock Exchange (the “NYSE American”) on October 12, 2017. We cannot assure you that an active public market for our common stock will develop or, if it develops, be sustained. We currently have a limited trading volume of our common stock. In the absence of an active public trading market, it may be difficult to liquidate your investment in our common stock. The trading price of our common stock on the NYSE American may fluctuate significantly. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These risks include, among other things:

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

As a result of our completed restructuring, ownership of our common stock is highly concentrated, and there are a limited number of shares available for trading on the NYSE American or any other public market. As a result, reported trading prices for our common stock at any given time may not reflect accurately the underlying economic value of our business at that time. Reported trading prices could be higher or lower than the price a shareholder would be able to receive in a sale transaction, and there can be no assurance that there will be sufficient public trading in our common stock to create a liquid trading market that accurately reflects the underlying economic value of our business.

The resale of shares of our common stock, including shares issuable upon exercise of our warrants, may adversely affect the market price of our common stock.

At the time of our emergence from bankruptcy, we granted registration rights to certain stockholders. The shares of our outstanding common stock held by these stockholders will be registered for resale under a registration statement pursuant to the Securities Act. The shares held by these stockholders constitute approximately 90% of our outstanding common stock as of February 28, 2018, all of which may be sold in the public markets pursuant to an effective registration statement.

Furthermore, as of February 28, 2018, there were 118,137 warrants outstanding, which were issued to the holders of our pre-Effective Date 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases. The exercise price of the warrants is $39.89. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market.

The sale of a significant number of shares of our common stock, including shares issuable upon exercise of our warrants, or substantial trading in our common stock or the perception in the market that substantial trading in our common stock will occur, may adversely affect the market price of our common stock.

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

We may raise additional capital by issuing shares of common stock, or other securities convertible into common stock, which will increase the number of shares of common stock outstanding and may result in substantial dilution in the equity interest of our current shareholders and may adversely affect the market price of our common stock. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our shareholders.

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

Certain of our charter and bylaw provisions and Delaware law, as well as the substantial ownership of our common stock by a small number of shareholders, could subject us to anti-takeover effects or could have a material negative impact on our business.

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

The existence of the foregoing provisions and anti-takeover measures, as well as the significant percentage of common stock beneficially owned by our Significant Shareholders, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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
Our operations, and those of our customers, are subject to United States federal, state and local laws and regulations relating to health, safety, transportation and protection of natural resources and the environment and worker safety, including those relating to waste management and transportation and disposal of produced water and other materials. For example, we are subject to environmental regulation relating to disposal into injection wells, which can pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. In addition, federal, state and local laws and regulations may be passed which would have the effect of increasing costs to our customers and possibly decreasing demand for our services. For example, if new laws and regulations are passed requiring increased safety measures for rail transport of crude oil, such laws and regulations may make it more difficult and expensive for customers to transport their product, which could decrease our customers’ demand for our services and negatively affect our results of operations and financial condition. Similarly, many of our customers have intrastate pipeline operations that are subject to regulation by various agencies of the states in which they are located. If new laws and/or regulations that further regulate intrastate pipelines are adopted in response to equipment failures, spills, negative environmental effects, or public sentiment, our customers may face increased costs of compliance, and thus reduce demand for our services.
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
Additionally, in response to concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators have adopted or are considering additional requirements related to seismic safety for hydraulic fracturing activities. For example, in January 2012, the Ohio Department of Natural Resources issued a temporary moratorium on the development of hydraulic fracturing disposal wells in northeast Ohio due to minor earthquakes reported in the area. In Texas, the Texas Railroad Commission (the “RRC”) amended its existing oil and natural gas disposal well regulations to require applicants for new disposal wells to conduct seismic activity searches utilizing the U.S. Geological Survey to assess whether the RRC should impose limits on existing wells, including a temporary injection ban. Finally, the state of Arkansas imposed a moratorium on waste water injection in certain areas due to concerns that hydraulic fracturing may be related to increased earthquake activity. Such laws and regulations could delay or curtail production of oil and natural gas by our customers, and thus reduce demand for our services.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance and warehouse facilities, a landfill facility, and a water treatment facility in 10 other states. We also own or lease 48 saltwater disposal wells in Louisiana, Montana, North Dakota, Ohio and Texas as of December 31, 2017. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under our credit facility) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses.

We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.
Item 3. Legal Proceedings
We are party to legal proceedings and potential claims arising in the ordinary course of our business, including, but not limited to, claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. See “Legal Matters” section in Note 19 of the Notes to the Consolidated Financial Statements herein for a description of our legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE American under the symbol “NES” and has been trading on the NYSE American since October 12, 2017. Prior to the commencement of our voluntarily chapter 11 proceedings, our pre-Effective Date common stock was trading on the OTCQB U.S. Market (the “OTCQB”) beginning on January 20, 2016. Prior to listing on the OTCQB, our pre-Effective Date common stock was trading on the New York Stock Exchange (the “NYSE”).

As an issuer may not be listed on the OTCQB if it is subject to bankruptcy or reorganization proceedings, upon filing the Plan with the Bankruptcy Court, our pre-Effective Date common stock was removed from the OTCQB and began trading on the OTC Pink Open Market (the “OTC Pink”) beginning on May 2, 2017. As a result of the cancellation of the pre-Effective Date common stock pursuant to the Plan, the Company ceased trading on the OTC Pink on the Effective Date. From the Effective Date until our listing on the NYSE American on October 12, 2017, there was no active public trading market for our common stock.
The table below presents the intra-day high and low price per share of our common stock, as reported by the NYSE, OTCQB, OTC Pink, or the NYSE American, as applicable, for each of the quarters in the years ended December 31, 2016 and 2017, respectively:

For the Year Ending December 31, 2016	High	Low
First Quarter - Predecessor	$0.55	$0.13
Second Quarter - Predecessor	$0.45	$0.22
Third Quarter - Predecessor	$0.30	$0.17
Fourth Quarter - Predecessor	$0.27	$0.14

For the Year Ending December 31, 2017	High	Low
First Quarter - Predecessor	$0.55	$0.12
Second Quarter - Predecessor	$0.27	$0.01
Third Quarter - Predecessor (a)	$0.02	$0.01
Fourth Quarter - Successor (b)	$26.25	$9.25

(a) The Predecessor common stock stopped trading on August 7, 2017, and the Successor common stock did not begin trading until October 12, 2017. As such, the third quarter high and low prices represent the time the Predecessor common stock was trading prior to being canceled on August 7, 2017.

(b) Represents the trading of the Successor common stock upon listing on October 12, 2017 through December 31, 2017.
Holders
As of February 28, 2018, there was one holder of record of our common stock. The one holder of record is CEDE & CO., a nominee of The Depository Trust Company, which held all 11,695,580 shares of our issued and outstanding common stock. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees.  In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.
Dividends
We have not paid any dividends on our common stock to date, and we currently do not intend to pay dividends in the future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors and will be subject to other limitations as may be contained in our agreements governing our indebtedness. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2017, except as disclosed in our Current Report on Form 8-K filed with the SEC on August 11, 2017.
Repurchases of Equity Securities

During the three months ended December 31, 2017, there were no repurchases of our common stock.
Recent Performance
The following performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Stock Performance Graph
The following performance graph compares the performance of our common stock to the Russell 2000 Index, our previous peer group as determined by management, and a new peer group established by management after emergence from chapter 11. The previous peer group consisted of the following companies: Key Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Pioneer Energy Services Corp. The new peer group, which was established by management after emergence from chapter 11 and selected based upon an industry and/or line-of-business basis, consists of the following companies: Select Energy Services, Key Energy Services, Inc., Basic Energy Services, Inc., C&J Energy Services, Inc., Superior Energy Services, Inc., Clean Harbors, Inc., and Tetra Technologies, Inc. We feel that the Russell 2000 Index and the new peer group provides a more meaningful comparison to our common stock's performance now that we have completed our restructuring and we intend to compare our performance to these two indices going forward.
The graph below compares the cumulative total return to holders of our common stock following our listing with the NYSE American with the cumulative total returns of the listed Russell 2000 Index, our previous peer group and our new peer group. The graph assumes that the value of the investment in each index (including reinvestment of dividends) was $100 at October 12, 2017 and tracks the return on the investment through February 15, 2018.

Performance Graph
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
10/12/17
10/31/17
11/30/17
12/31/17
01/31/18
02/15/18
Period Ending
Nuverra
Russell 2000
Previous Peer Group
New Peer Group

Company / Index	October 12, 2017	October 31, 2017	November 30, 2017	December 31, 2017	January 31, 2018	February 15, 2018
Nuverra	$100.00	$79.37	$63.49	$120.24	$129.30	$125.99
Russell 2000 Index	100.00	99.75	102.68	102.27	104.89	102.50
Previous Peer Group	100.00	91.18	100.16	105.49	105.21	93.98
New Peer Group	100.00	94.87	98.45	101.01	100.18	90.75

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
Statement of Operations Data

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended
	December 31,	July 31,	December 31,
	2017	2017	2016	2015	2014	2013
($ in thousands except per share data)
Total revenue	$80,188	$95,883	$152,176	$356,699	$536,282	$525,816
Loss from operations (2)(3)(4)(5)	(40,959)	(36,660)	(117,388)	(144,839)	(417,654)	(149,659)
(Loss) income from continuing operations (1)(2)(3)(4)(5)	(47,895)	168,289	(167,621)	(195,167)	(457,178)	(134,040)
(Loss) income from discontinued operations, net of income taxes (4)(5)	—	—	(1,235)	(287)	(58,426)	(98,251)
Net (loss) income	(47,895)	168,611	(168,856)	(195,454)	(515,604)	(232,291)

Weighted average shares outstanding:
Basic	11,696	150,940	90,979	27,681	26,090	24,492
Diluted	11,696	174,304	90,979	27,681	26,090	24,492

Earnings per common share:
Basic (loss) income from continuing operations	$(4.09)	$1.12	$(1.84)	$(7.05)	$(17.52)	$(5.47)
Basic loss from discontinued operations	—	—	(0.01)	(0.01)	(2.24)	(4.01)
Net (loss) income per basic common share	$(4.09)	$1.12	$(1.85)	$(7.06)	$(19.76)	$(9.48)

Diluted (loss) income from continuing operations	$(4.09)	$0.97	$(1.84)	$(7.05)	$(17.52)	$(5.47)
Diluted loss from discontinued operations	—	—	(0.01)	(0.01)	(2.24)	(4.01)
Net (loss) income per diluted common share	$(4.09)	$0.97	$(1.85)	$(7.06)	$(19.76)	$(9.48)

(1)
Income from continuing operations for the seven months ended July 31, 2017 included $223.5 million of “Reorganization items, net,” which included the $194.8 million net gain on debt discharge as a result the chapter 11 filing and fresh start accounting. See Note 5 in the Notes to the Consolidated Financial Statements herein for further information.

(2)	Loss from operations and loss from continuing operations for the year ended December 31, 2016 included long-lived asset impairment charges of $42.2 million.

(3)	Loss from operations and loss from continuing operations for the year ended December 31, 2015 included a goodwill impairment charge of $104.7 million.

(4)
Loss from operations and loss from continuing operations for the year ended December 31, 2014 included a goodwill impairment charge of $304.0 million, and a long-lived asset impairment charge of $112.4 million. Additionally, impairment charges of $74.4 million were incurred as part of the sale of the industrial solutions division (discussed further below), which is included within “Loss from discontinued operations, net of income taxes.”

(5)	Loss from operations and loss from continuing operations for the year ended December 31, 2013 included long-lived asset impairment charges of $111.9 million.
Additionally, during the fourth quarter of 2013, our board of directors approved and committed to a plan to divest our Thermo Fluids Inc. (“TFI”) subsidiary, which comprised our industrial solutions business. As such, all prior periods were restated to reflect TFI as discontinued operations. Loss from discontinued operations, net of income taxes for the year ended December 31, 2013 included $98.5 million in goodwill impairment charges associated with our industrial solutions business. On April 11, 2015, we completed the TFI disposition with Safety-Kleen, Inc. for $85.0 million in an all-cash transaction. The working capital adjustments were completed during the year ended December 31, 2016. See Note 23 in the Notes to the Consolidated Financial Statements herein for further information.
Balance Sheet Data

	Successor	Predecessor
	As of December 31,	As of December 31,
	2017	2016	2015	2014	2013
($ in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$5,488	$994	$39,309	$13,367	$8,783
Total current assets	53,423	33,478	94,481	154,672	161,691
Property, plant and equipment, net	229,874	294,179	406,188	475,982	498,541
Goodwill (1)	27,139	—	—	104,721	408,696
Total assets (1)	311,322	342,604	522,619	871,572	1,410,763
Current portion of long-term debt (2)	5,525	465,835	499,709	4,863	5,464
Current liabilities	28,387	492,967	545,087	96,193	124,538
Long-term debt (2)	33,524	5,956	11,758	592,455	549,713
Total liabilities (2)	68,349	511,670	560,890	718,625	766,394
Total shareholders’ equity (deficit)	242,973	(169,066)	(38,271)	152,947	644,369

(1)
The goodwill balance as of December 31, 2017 is a result of fresh start accounting upon emergence from chapter 11. See Note 5 in the Notes to the Consolidated Financial Statements herein for further information.

Previously, goodwill was reduced to zero in 2015 as a result of a goodwill impairment charge of $104.7 million. The 2014 decrease in goodwill and total assets related to a goodwill and intangible asset impairment charge of $304.0 million and $112.4 million, respectively. Total assets as of December 31, 2014 and 2013 also reflect a reduction in goodwill relating to impairment charges for TFI of $48.0 million and $98.5 million, respectively, which were included in assets held for sale at those year ends.

(2)
The decrease in the current portion of long-term debt, long-term debt and total liabilities as of December 31, 2017 is a result of approximately $470.0 million in debt obligations being settled as part of the reorganization adjustments under fresh start accounting upon emergence from chapter 11. See Note 4 and Note 5 in the Notes to the Consolidated Financial Statements herein for further information.

For the years ended December 31, 2016 and December 31, 2015, the carrying value of the Predecessor Company’s asset-based lending facility, 2018 Notes and Predecessor Company’s 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the “2021 Notes”) were presented as current as a result of either breaching or the probability of breaching one of the financial covenants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements, and the Notes and Schedules related thereto, which are included in this Annual Report.
Company Overview

Nuverra is a leading provider of comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. We provide one-stop, total environmental solutions and wellsite logistics management, including delivery, collection, treatment and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas.
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

Our service offering focuses on providing comprehensive environmental and logistics management solutions within three primary groups:

•
Logistics and Wellsite Services: Delivery of freshwater to wellsites, freshwater procurement and transfer services, staging and storage of equipment and materials, rental of wellsite equipment, and construction services including wellpads.

•
Water Midstream: Collection and transportation of produced water from wellsites to disposal network via trucking or a fixed pipeline system, supplying freshwater for drilling and completion via pipeline system, gathering systems for collection and transportation of flowback and produced water to disposal wells.

•	Disposal Wells and Landfill: Liquid waste water from hydraulic fracturing operations, liquid waste water from well production, and solid drilling waste.
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

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 5 on “Fresh Start Accounting” in the Notes to the Financial Statements for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the condensed consolidated financial statements on or after August 1, 2017, are not comparable with the condensed consolidated financial statements prior to that date.

References to “Successor” or “Successor Company” refer to the financial position and results of operations of the reorganized Company subsequent to July 31, 2017. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on and prior to July 31, 2017.
Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale basins in which we operate, in particular the level of drilling and completion activities (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling and completion activities in the oil and natural gas industry is affected by the market prices (or anticipated prices) for those commodities.
Due to oil prices beginning to recover in 2017 from historic lows, drilling and completion activities increased in all of our active basins. We would expect continued stability in oil prices or further price growth to lead to increased drilling and completion activities by our customer base during 2018 when compared to 2017. Increased drilling and completion activities would likely lead to a higher demand for our services in 2018; however, there is no guarantee that oil prices will remain stable or increase, drilling and completion activities in basins will continue to increase, or we will see an increase in a demand for our services in 2018.
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken, Marcellus, and Utica shale basins, (v) labor costs, which we saw increase during 2017, (vi) developments in governmental regulations, (vii) seasonality and weather events (viii) pricing and (ix) our health, safety and environmental performance record.
The following table summarizes our total revenues, (loss) income from continuing operations before income taxes, and (loss) income from continuing operations for five months ended December 31, 2017, the seven months ended July 31, 2017, and the years ended December 31, 2016 and 2015 (in thousands):

	Successor	Predecessor
	Five Months Ended December 31,	Seven Months Ended July 31,	Years Ended December 31,
	2017	2017	2016	2015
Revenue - from predominantly oil shale basins (a)	$51,207	$62,302	$92,650	$241,403
Revenue - from predominantly natural gas shale basins (b)	28,981	33,581	59,526	115,296
Total revenue	$80,188	$95,883	$152,176	$356,699

(Loss) income from continuing operations before income taxes	$(48,242)	$168,289	$(166,814)	$(195,284)
(Loss) income from continuing operations	(47,895)	168,611	(167,621)	(195,167)
_________________________

(a)
Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken, Eagle Ford, Mississippian and Tuscaloosa Marine Shale areas (prior to our substantial exit from the Mississippian and Tuscaloosa Marine shale basins during the three months ended March 31, 2015). Note that the Utica shale basin was previously included in the oil shale basins until the three months ended September 30, 2015 when it was reclassified as a natural gas shale basin.

(b)
Represents revenues that are derived from predominantly natural gas-rich areas consisting of the Marcellus, Utica, and Haynesville shale basins. Note that the Utica shale basin was previously included in the oil shale basins until the three months ended September 30, 2015 when it was reclassified as a natural gas shale basin.

Results of Operations
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Year Ended	Increase (Decrease)
	December 31, 2017	July 31, 2017	December 31, 2016	2017 (Combined) versus 2016
Service revenue	$72,395	$86,564	$139,886	$19,073	13.6%
Rental revenue	7,793	9,319	12,290	4,822	39.2%
Total revenue	80,188	95,883	152,176	23,895	15.7%
Costs and expenses:
Direct operating expenses	67,077	81,010	129,624	18,463	14.2%
General and administrative expenses	10,615	22,552	37,013	(3,846)	(10.4)%
Depreciation and amortization	38,551	28,981	60,763	6,769	11.1%
Impairment of long-lived assets	4,904	—	42,164	(37,260)	100.0%
Total costs and expenses	121,147	132,543	269,564	(15,874)	(5.9)%
Loss from operations	(40,959)	(36,660)	(117,388)	(39,769)	(33.9)%
Interest expense, net	(2,187)	(22,792)	(54,530)	(29,551)	(54.2)%
Other income, net	411	4,247	5,778	(1,120)	(19.4)%
Loss on extinguishment of debt	—	—	(674)	(674)	(100.0)%
Reorganization items, net	(5,507)	223,494	—	217,987	100.0%
(Loss) income from continuing operations before income taxes	(48,242)	168,289	(166,814)	286,861	172.0%
Income tax benefit (expense)	347	322	(807)	1,476	(182.9)%
(Loss) income from continuing operations	(47,895)	168,611	(167,621)	288,337	172.0%
Loss from discontinued operations, net of income taxes	—	—	(1,235)	(1,235)	(100.0)%
Net (loss) income	$(47,895)	$168,611	$(168,856)	$289,572	171.5%
Service Revenue
Service revenue consists of fees charged to customers for the sale and transportation of fresh water and saltwater by our fleet of logistics assets and/or through water midstream assets owned by us to customer sites for use in drilling and completion activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Service revenue also includes fees for solids management services. Service revenue for the year ended December 31, 2017 was $159.0 million, up $19.1 million, or 13.6%, from $139.9 million for the year ended December 31, 2016. Increases in drilling and completion activities in all divisions during 2017 led to higher service revenue for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The primary driver of the increase in demand in the basins we operate was a 73% increase in average operating drilling rigs from those operating in the prior year.
Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental period, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the year ended December 31, 2017 was $17.1 million, up $4.8 million, or 39.2%, from $12.3 million for the year ended December 31, 2016. The increase was the result of higher utilization of our rental fleet in all divisions in conjunction with the increase in drilling and completion activities in 2017 due to higher oil prices.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2017 were $148.1 million, compared to $129.6 million for the year ended December 31, 2016, an increase of 14.2%. The increase in direct operating expenses is attributable to higher revenues as a result of increased activities in all divisions. Additionally, direct operating expenses during the years ended December 31, 2017 and December 31, 2016, included a loss on the sale of assets of $5.7 million and $3.5 million, respectively.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2017 were $33.2 million, down $3.8 million from $37.0 million for the year ended December 31, 2016. The decrease in general and administrative expenses is primarily attributable to lower legal and professional fees as the costs relating to the chapter 11 filing are included in “Reorganization items, net” on the consolidated statement of operations, while the costs incurred with the restructuring of our indebtedness in 2016 were included in general and administrative expenses. Offsetting the lower legal and professional fees were increased payroll costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2017 was $67.5 million, up $6.8 million from $60.8 million for the year ended December 31, 2016. The increase is primarily attributable to an increase in our depreciable base as a result of fresh start accounting after emerging from chapter 11. The overall value of property, plant and equipment increased as a result of the valuations completed in coordination with fresh start accounting. Additionally, the assets were assigned shorter useful lives during the valuation process, thus increasing depreciation expense.
Impairment of Long-Lived Assets
During the year ended December 31, 2017, management approved plans to sell certain assets located in both the Rocky Mountain and Southern divisions, including trucks and tanks. These assets qualified to be classified as assets held for sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell. This resulted in a long-lived asset impairment charge of $4.9 million for the year ended December 31, 2017.
During the year ended December 31, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, which resulted in a long-lived asset impairment charge of $4.8 million for the year ended December 31, 2016. Additionally, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2016, there were indicators that the assets in the Bakken, Eagle Ford, Haynesville and Marcellus/Utica basins were not recoverable and as a result we recorded long-lived asset impairment charges of $37.4 million.
See also Note 8 in the Notes to the Consolidated Financial Statements herein for further discussion.
Interest Expense, net
Interest expense, net during the year ended December 31, 2017 was $25.0 million compared to $54.5 million for the year ended December 31, 2016. The decrease is primarily due to the reduction in our outstanding debt balance during 2017 as a result of the consummation of the Plan. As of December 31, 2017, our outstanding debt balance was $39.0 million, while as of December 31, 2016, outstanding debt was $487.6 million. The significant decrease in debt has dramatically lowered our annual interest expense. See Note 11 in the Notes to the Consolidated Financial Statements herein for further details.
Other Income, net
Other income, net was $4.7 million for the year ended December 31, 2017 compared to $5.8 million for the year ended December 31, 2016. The decrease is primarily attributable to the gain on the sale of Underground Solutions Inc. (or “UGSI”) of $1.7 million during the year ended December 31, 2016 (see Note 21 in the Notes to the Consolidated Financial Statements). During the years ended December 31, 2017 and 2016, we recorded gains of $4.3 million and $3.3 million, respectively, associated with the change in fair value of the derivative warrant liability. We issued warrants with derivative features upon our emergence from chapter 11 during the year ended December 31, 2017, and in connection with our debt restructuring during the year ended December 31, 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 12 and Note 13 in the Notes to the Consolidated Financial Statements for further details on the warrants.
Loss on Extinguishment of Debt
During the year ended December 31, 2016, we executed two amendments to our Predecessor asset-based lending facility and as a result wrote-off $0.7 million of unamortized debt issuance costs associated with the Predecessor asset-based lending facility.

Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the consolidated statement of operations for the year ended December 31, 2017, which includes the net gain on debt discharge, professional and insurance fees, debtor in possession credit agreement financing costs, retention bonus payments, and other chapter 11 related items. See Note 5 in the Notes to the Consolidated Financial Statements herein for further details.
Income Taxes
The income tax benefit for the year ended December 31, 2017 was $0.7 million (a (0.6%) effective rate) compared to expense of $0.8 million (a (0.5%) effective rate) in the prior year. The effective tax rate in 2017 is primarily the result of federal alternative minimum tax and the change in valuation allowance attributable to long-lived assets. See Note 17 in the Notes to the Consolidated Financial Statements herein for additional information on income taxes.
Loss from Discontinued Operations
Loss from discontinued operations in the years ended December 31, 2016 represents the final closing adjustments of TFI, our industrial solutions business, which was sold in April of 2015. Such loss, which is presented net of income taxes, was $1.2 million for the year ended December 31, 2016. See Note 23 in the Notes to the Consolidated Financial Statements herein for additional information.
Results of Operations
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Year Ended
	December 31,		Increase (Decrease)
	2016	2015	2016 versus 2015
Service revenue	$139,886	327,655	$(187,769)	(57.3)%
Rental revenue	12,290	29,044	(16,754)	(57.7)%
Total revenue	152,176	356,699	(204,523)	(57.3)%
Costs and expenses:
Direct operating expenses	129,624	279,881	(150,257)	(53.7)%
General and administrative expenses	37,013	39,327	(2,314)	(5.9)%
Depreciation and amortization	60,763	70,511	(9,748)	(13.8)%
Impairment of long-lived assets	42,164	—	42,164	100.0%
Impairment of goodwill	—	104,721	(104,721)	(100.0)%
Other, net	—	7,098	(7,098)	(100.0)%
Total costs and expenses	269,564	501,538	(231,974)	(46.3)%
Loss from operations	(117,388)	(144,839)	(27,451)	(19.0)%
Interest expense, net	(54,530)	(49,194)	5,336	10.8%
Other income, net	5,778	894	4,884	546.3%
Loss on extinguishment of debt	(674)	(2,145)	(1,471)	(68.6)%
Loss from continuing operations before income taxes	(166,814)	(195,284)	(28,470)	(14.6)%
Income tax (expense) benefit	(807)	117	(924)	789.7%
Loss from continuing operations	(167,621)	(195,167)	(27,546)	(14.1)%
Loss from discontinued operations, net of income taxes	(1,235)	(287)	948	330.3%
Net loss	$(168,856)	$(195,454)	$(26,598)	(13.6)%
Service Revenue
Service revenue for the year ended December 31, 2016 was $139.9 million, down $187.8 million, or 57.3%, from $327.7 million for the year ended December 31, 2015. Continued lower drilling and completion activities in all divisions during 2016, as well as pricing pressures, led to lower service revenue for the year ended December 31, 2016 as compared to the year ended

December 31, 2015. The primary driver of the decreased demand in the basins we serve was a 57% decline in average operating oil rigs from those operating in the prior year.
Rental Revenue
Rental revenue for the year ended December 31, 2016 was $12.3 million, down $16.8 million, or 57.7%, from $29.0 million for the year ended December 31, 2015. The decrease was the result of lower utilization of our rental fleet in all divisions in conjunction with the continued reduction in drilling and completion activities in 2016 due to depressed oil prices.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2016 were $129.6 million, compared to $279.9 million for the year ended December 31, 2015, a decrease of 53.7%. The decrease in direct operating expenses is attributable to lower revenues as a result of decreased activities, as well as our continued focus on our cost-management initiatives. Additionally, direct operating expenses during the year ended December 31, 2016 included a loss on the sale of assets of $3.5 million, while the year ended December 31, 2015 included a gain on the sale of assets of $0.3 million.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2016 were $37.0 million, down $2.3 million from $39.3 million for the year ended December 31, 2015. The decrease in general and administrative expenses is primarily attributable to lower compensation and benefit expenses as a result of headcount reductions in response to the continued decrease in drilling and completion activities, offset by $14.3 million in legal and professional fees incurred in connection with the out-of-court restructuring of our indebtedness in fiscal 2016.
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
No charges were recorded for the impairment of long-lived assets line for the year ended December 31, 2015. See also Note 8 in the Notes to the Consolidated Financial Statements herein for further discussion.
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
Other Income, net
Other income, net was $5.8 million for the year ended December 31, 2016 compared to $0.9 million for the year ended December 31, 2015. The increase is attributable to the gain on the sale of UGSI of $1.7 million during the year ended December 31, 2016. Additionally, we recorded a $3.3 million gain associated with the change in fair value of the derivative warrant liability. We issued warrants with derivative features in connection with our debt restructuring during the year ended December 31, 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.”
Loss on Extinguishment of Debt
During the year ended December 31, 2016, we executed two amendments to our Predecessor asset-based lending facility and as a result wrote-off $0.7 million of unamortized debt issuance costs associated with the Predecessor asset-based lending facility. During the year ended December 31, 2015, as a result of two amendments to our Predecessor asset-based lending facility, we wrote-off a portion of the unamortized debt issuance costs associated with the Predecessor asset-based lending facility of approximately $2.1 million.
Income Taxes
The income tax expense for the year ended December 31, 2016 was $0.8 million (a (0.5%) effective rate) compared to a benefit of $0.1 million (a near zero effective rate) in the prior year. The effective tax rate in 2016 is primarily the result of federal alternative minimum tax and the change in valuation allowance attributable to long-lived assets. See Note 17 in the Notes to the Consolidated Financial Statements herein for additional information on income taxes.
Loss from Discontinued Operations
Loss from discontinued operations in the years ended December 31, 2016 and 2015 represents the financial results and final closing adjustments of TFI, our industrial solutions business, which was sold in April of 2015. Such loss, which is presented net of income taxes, was $1.2 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. See Note 23 in the Notes to the Consolidated Financial Statements herein for additional information.
Liquidity and Capital Resources
Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our primary sources of capital for 2017 have included cash generated by our operations, asset sales, restructuring transactions including borrowings from our Predecessor term loan, debtor in possession financing, Successor first lien term loan, Successor second lien term loan, and Successor revolving facility. At December 31, 2017, our total indebtedness was $39.0 million, and we had cash and cash equivalents of $5.5 million with $9.3 million of net availability under the Successor revolving facility and $5.7 million available as a delayed draw under the Successor second lien term loan.

In order to address our prior liquidity issues due to the prolonged depression in oil and natural gas prices, on May 1, 2017, the Nuverra Parties commenced the chapter 11 cases and filed the Plan, which was subsequently amended. On July 25, 2017, the Bankruptcy Court entered an order confirming the amended Plan. The Plan became effective on August 7, 2017. See the “Emergence from Chapter 11 Reorganization” discussion later in this section for further details on the Restructuring and the Plan.

The following table summarizes our sources and uses of cash from continuing operations for the five months ended December 31, 2017, seven months ended July 31, 2017, and the years ended December 31, 2016 and 2015 (in thousands):

	Successor	Predecessor
	Five Months Ended December 31,	Seven Months Ended July 31,	Years Ended December 31,
Net cash (used in) provided by continuing operations:	2017	2017	2016	2015
Operating activities	$(6,461)	$(18,949)	(26,251)	49,827
Investing activities	8,388	(6,451)	14,732	68,178
Financing activities	(3,632)	31,599	(26,796)	(93,118)
Net (decrease) increase in cash and cash equivalents from continuing operations	$(1,705)	$6,199	$(38,315)	$24,887
As of December 31, 2017, we had cash and cash equivalents of $5.5 million, an increase of $4.5 million from December 31, 2016. The primary reason for the increase in cash and cash equivalents is due to the termination of our Predecessor Revolving Facility which required a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which were required to be applied against the outstanding balance of the Predecessor asset-based lending facility. Our Successor revolving facility does not impose a similar restriction on our cash.
Operating Activities
Net cash used in operating activities was $25.4 million for the year ended December 31, 2017. The net income from continuing operations, after adjustments for non-cash items, used cash of $15.6 million as compared to $31.1 million in 2016, as described below. Changes in operating assets and liabilities used $9.8 million primarily due to an increase in accounts receivable as a result of higher activity levels and billings in the current year, offset by lower accrued liabilities. The non-cash items and other adjustments included the non-cash reorganization items of $218.6 million arising primarily from the gain on debt discharge due to the consummation of the Plan, a $4.3 million gain resulting from the change in the fair value of the derivative warrant liability, a $0.6 million change in deferred income taxes and a $0.1 million gain on the sale of UGSI, all offset by $67.5 million of depreciation expense and amortization of intangible assets, $11.9 million in accrued interest added to debt principal, $4.9 million in impairment of long-lived assets, a $5.4 million loss on the disposal of property, plant and equipment, amortization of debt issuance costs of $2.1 million, stock-based compensation of $1.1 million, and bad debt expense of $0.9 million.
Net cash used in operating activities was $26.3 million for the year ended December 31, 2016. The net loss from continuing operations, after adjustments for non-cash items, used cash of $31.1 million. Changes in operating assets and liabilities provided $4.8 million primarily due to a decrease in accounts receivable as a result of lower activity levels and billings in the current year, offset by a decrease in accounts payable and accrued liabilities. The non-cash items and other adjustments resulted in $60.8 million of depreciation and amortization of intangible assets, $42.2 million in impairment of long-lived assets, $26.7 million in accrued interest added to debt principal, amortization of debt issuance costs of $6.2 million, a $3.5 million loss on the disposal of property, plant and equipment, stock-based compensation of $1.1 million, and the write-off of debt issuance costs of $0.7 million, partially offset by a $3.3 million gain resulting from the change in the fair value of the derivative warrant liability and a $1.7 million gain on the sale of UGSI.
Net cash provided by operating activities was $49.8 million for the year ended December 31, 2015. The net loss from continuing operations, after adjustments for non-cash items, used cash of $6.3 million. Changes in operating assets and liabilities provided cash of $56.1 million primarily due to a decrease in accounts receivable due to a focused effort on collections and lower activity levels. The non-cash items and other adjustments included $104.7 million in impairment of goodwill, $70.5 million of depreciation and amortization of intangible assets, $5.9 million in impairment of long-lived assets, amortization of debt issuance costs of $4.8 million, and the write-off of debt issuance costs of $2.1 million.
Investing Activities
Net cash provided by investing activities was $1.9 million for the year ended December 31, 2017, which primarily consisted of $7.1 million of proceeds from the sale of property, plant and equipment, offset by $5.4 million of purchases of property, plant and equipment.
Net cash provided by investing activities was $14.7 million for the year ended December 31, 2016 which consisted primarily of $10.7 million of proceeds from the sale of property, plant and equipment, $5.0 million in proceeds from the sale of UGSI, and a $2.8 million decrease in restricted cash due primarily to the release of funds from escrow as a result of the completion of the post-closing working capital reconciliation related to the sale of TFI, partially offset by $3.8 million of purchases of property, plant and equipment.
Net cash provided by investing activities was $68.2 million for the year ended December 31, 2015 and consisted primarily of $78.9 million of proceeds from the sale of TFI, $12.7 million in proceeds from sales of property, plant and equipment, offset by $19.2 million of purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $28.0 million for the year ended December 31, 2017 and was primarily comprised of $36.1 million of proceeds from the Successor first and second lien term loans, $15.7 million in proceeds from the Predecessor term loan, $6.9 million in proceeds from the debtor in possession term loan, offset by $23.2 million in net repayments on our Predecessor asset-based lending facility and $5.2 million in payments under capital leases, notes payable and other financing activities.
Net cash used in financing activities was $26.8 million for the year ended December 31, 2016 and was primarily due to $79.2 million of net repayments on the Predecessor asset-based lending facility, offset by $55.0 million in proceeds from the issuance of the Predecessor term loan.
Net cash used in financing activities was $93.1 million for the year ended December 31, 2015 and was primarily a result of using the proceeds received from the sale of TFI to make $81.6 million in payments on our Predecessor asset-based lending facility. Additionally, we used cash of $11.2 million for payments under capital leases, notes payable and other financing activities, and $0.2 million for payments of debt issuance costs.
Capital Expenditures
Cash required for capital expenditures (related to continuing operations) for the year ended December 31, 2017 totaled $5.4 million compared to $3.8 million for the year ended December 31, 2016. Capital expenditures for the year ended December 31, 2017 primarily related to expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. Although we did not enter into any new capital leases during the year ended December 31, 2017, historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited in the preceding sentences. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale basins in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Our planned capital expenditures for 2018 are expected to be financed through cash flow from operations, borrowings under our Successor credit facility and term loan facilities, capital leases, or a combination of the foregoing.
Indebtedness

Prior to the consummation of the Plan which provided for the restructuring of our indebtedness, we were highly leveraged and a substantial portion of our liquidity needs resulted from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2017, we had $39.0 million of indebtedness outstanding, consisting of $14.3 million under the Successor First Lien Term Loan, $21.0 million under the Successor Second Lien Term Loan, and $3.8 million of capital leases for vehicle financings.
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

•	Indenture governing the Company’s 2018 Notes, dated April 10, 2012, among the Company, its subsidiaries, and The Bank of New York Mellon, N.A. (the “2018 Notes Indenture”);

•	Indenture governing the Company’s 2021 Notes, dated April 15, 2016, among the Company, Wilmington, and the guarantors party thereto (the “2021 Notes Indenture”);

•
Debtor-in-Possession Credit Agreement, dated as of April 30, 2017 and effective as of May 3, 2017, by and among the Company, the lenders party thereto, Wells Fargo, and other agents party thereto (the “DIP Credit Agreement”); and

•	Debtor-in-Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, the lenders party thereto, and Wilmington (the “DIP Term Loan Agreement”).

The termination of the 2018 Notes and the 2021 Notes, and the indentures under which they were issued, resulted in the Company becoming exempt from the reporting requirements under Rule 3-10 of Regulation S-X of the SEC with respect to the 2018 Notes and 2021 Notes. See Note 25 in the Notes to the Consolidated Financial Statements herein for further details.

First Lien Credit Agreements
On the Effective Date, pursuant to the Plan, the Company entered into a $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”) (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes. The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.
The Successor Revolving Facility and the Successor First Lien Term Loan mature on August 7, 2020, at which time the Company must repay the outstanding principal amount of the Successor Revolving Facility and the Successor First Lien Term Loan, together with interest accrued and unpaid thereon. The Successor Revolving Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement. The principal amount of the Successor First Lien Term Loan shall be repaid in installments of $178.6 thousand beginning on September 1, 2017 and the first day of each calendar month thereafter prior to maturity. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%; however, if there is an Event of Default (as defined in the Credit Agreement), the Credit Agreement Agent, in its sole discretion, may increase the applicable interest rate at a per annum rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of December 31, 2017, we were in compliance with all covenants.

Second Lien Term Loan Credit Agreement
On the Effective Date, pursuant to the Plan, the Company also entered into a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington Savings Fund Society, FSB (“Wilmington”), as administrative agent (the “Second Lien Term Loan Agent”), and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company a $26.8 million second lien term loan facility (the “Successor Second Lien Term Loan”), of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million (“Delayed Draw Term Loan”) is available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement. The Second Lien Term Loan Lenders extended the Successor Second Lien Term Loan, among other things, (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based revolving facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses and other general corporate purposes.
The Successor Second Lien Term Loan matures on February 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. The principal amount of the Successor Second Lien Term Loan shall be repaid in installments of $263.2 thousand beginning on October 1, 2017, and the first day of each fiscal quarter thereafter prior to maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018 (or such later date as the Company may select in accordance with the terms of the Second Lien Term Loan Agreement) and, on or after February 7, 2018 (or such later date), at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Second Lien Term Loan Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of December 31, 2017, we were in compliance with all covenants.

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

Emergence from Chapter 11 Reorganization

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On July 26, 2017, David Hargreaves, an individual holder of our Predecessor 2018 Notes, appealed the Confirmation Order to the District Court for the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal. Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the District Court.

The Nuverra Parties emerged from the bankruptcy proceedings on the Effective Date. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

On the Effective Date, the Company:

•	Adopted a Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Company;

•	Appointed three new members to the Company’s Board of Directors to replace the directors of the Company who were deemed to have resigned on the Effective Date;

•	Entered into the Credit Agreement, pursuant to which the Credit Agreement Lenders agreed to extend the Company the Successor Revolving Facility and the Successor First Lien Term Loan;

•	Entered into the Second Lien Term Loan Credit Agreement, pursuant to which the Second Lien Term Loan Lenders extended the Company the Successor Second Lien Term Loan;

•	Issued 7,900,000 shares of common stock of the reorganized Company to the holders of the Predecessor Company’s 2021 Notes;

•	Issued 100,000 shares of common stock of the reorganized Company to the Affected Classes (as defined in the Plan);

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

•
Assumed Mark D. Johnsrud’s, the Company’s former Chairman and Chief Executive Officer, Second Amended and Restated Employment Agreement, dated April 28, 2017 and entered into an Amended and Restated Employment Agreement with Joseph M. Crabb, the Company’s Executive Vice President and Chief Legal Officer.

On the Effective Date, all of the following agreements, and all outstanding interests and obligations thereunder, were terminated:

•	Predecessor Revolving Facility;

•	Predecessor Term Loan;

•	2018 Notes Indenture;

•	2021 Notes Indenture;

•	DIP Credit Agreement; and

•	DIP Term Loan Agreement.

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

As a result of the cancellation of the Company’s pre-Effective Date common stock on the Effective Date, the Company’s pre-Effective Date common stock ceased trading on the OTC Pink under the symbol “NESCQ.” On October 12, 2017, the Company’s post-Effective Date common stock was listed and began trading on the NYSE American under the symbol “NES.” See “Risks Related to our Common Stock” on page 22 of this Annual Report.

The foregoing is a summary of the substantive provisions of the Plan and the transactions related to and contemplated thereunder and is not intended to be a complete description of, or a substitute for, a full and complete reading of, the Plan and the other documents referred to above.

Contractual Obligations
The following table details our contractual cash obligations as of December 31, 2017 (in thousands). See Note 18 in the Notes to the Consolidated Financial Statements for additional information.

	Payments due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt obligations including capital leases (1)	$5,525	$15,683	$17,841	$—	$39,049
Interest on debt and capital leases (2)	4,079	5,885	339	—	10,303
Operating leases (3)	3,696	792	238	572	5,298
Contingent consideration (4)	500	—	—	—	500
Asset retirement obligation (5)	—	1,626	826	3,983	6,435
Total	$13,800	$23,986	$19,244	$4,555	$61,585

(1)	Principal payments are reflected when contractually required.

(2)	Estimated interest on debt for all periods presented is calculated using interest rates available as of December 31, 2017 and includes fees for the unused portion of our Successor Revolving Facility.

(3)	Represents operating leases primarily for facilities, vehicles and rental equipment.

(4)
Represents the $0.5 million due related to the acquisition of Ideal Oilfield Disposal LLC, which is payable when the Ideal settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. See Note 12 to the Consolidated Financial Statements for further information on the settlement.

(5)
Represents estimated future costs related to the closure and/or remediation of our disposal wells and landfill. As we are uncertain as to when these future costs will be paid, the majority of the obligation has been presented in the more than five years column.

Off Balance Sheet Arrangements
As of December 31, 2017, we did not have any material off-balance-sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Allowance for Doubtful Accounts
Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectability of trade receivables for both billed and unbilled receivables on our service and rental revenues. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, our compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Additionally, if the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $1.9 million, $1.7 million and $3.5 million at December 31, 2017, 2016 and 2015 respectively.
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
We recorded total impairment charges of $4.9 million for long-lived assets classified as held for sale during the year ended December 31, 2017, which was included in “Impairment of long-lived assets” in the consolidated statement of operations. During the year ended December 31, 2016, we recorded total impairment charges for long-lived assets of $42.2 million. These charges were due to the carrying value of assets for certain basins not being recoverable, as well as for assets that were classified as held for sale during 2016. We recorded long-lived asset impairment charges associated with our restructuring of $5.9 million during the year ended December 31, 2015, which was included in “Other, net” in the consolidated statement of operations (See Note 9). We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable. See Note 8 in the Notes to the Consolidated Financial Statements for additional information on our impairment charges.
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
With regard to the valuation of deferred tax assets, we record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. All available evidence is considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. See Note 17 to our Consolidated Financial Statements herein for further information regarding the valuation of our deferred tax assets and the impact of new legislation.
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
The majority of our revenues are from the transportation of fresh and saltwater by our trucks or through temporary or permanent water transport pipelines to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Revenues are also generated through fees charged for disposal of oilfield wastes in our landfill, disposal of fluids in our disposal wells and from the rental of tanks and other equipment. Certain customers are under contract with us to utilize our saltwater pipeline. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed of at hourly rates for transportation services, depending on the customer contract. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.
Environmental and Legal Contingencies
We have established liabilities for environmental and legal contingencies. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining the liability, we consider a number of factors including, but not limited to, the jurisdiction of the claim, related claims, insurance coverage when insurance covers the type of claim and our historic outcomes in similar matters, if applicable. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The determination of liabilities for these contingencies is reviewed periodically to ensure that we have accrued the proper level of expense. The liability balances are adjusted to account for changes in circumstances for ongoing issues, including the effect of any applicable insurance coverage for these matters. While we believe that the amount accrued is adequate, future changes in circumstances could impact these determinations.
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
Recently Issued Accounting Pronouncements

See the “Recently Issued Accounting Pronouncements” section of Note 3 on Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein for a complete description of recent accounting standards which may be applicable to our operations. The significant accounting standards that have been adopted during the year ended December 31, 2017 are described in Note 2 on Basis of Presentation in the Notes to the Consolidated Financial Statements herein.

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
Interest Rates
As of December 31, 2017 the outstanding principal balance on Successor Revolving Facility was $0.0 million, while the outstanding principal balance on the Successor First Lien Term Loan was $14.3 million. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%. The weighted average interest rate for the five months ended December 31, 2017 was 6.62% for the Successor Revolving Facility and 8.62% for the Successor First Lien Term Loan. We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the five months ended December 31, 2017, our net interest expense for five months ended December 31, 2017 would have increased by an estimated $0.1 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Due to our aggregate market value of the voting and non-voting common equity held by non-affiliates falling below $75.0 million as of June 30, 2017, and our corresponding status as a smaller reporting company, our independent registered public accounting firm, Moss Adams LLP, was not required to issue an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Information Statement for our 2018 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Information Statement for our 2018 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Information Statement for our 2018 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Information Statement for our 2018 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Information Statement for our 2018 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Audited Consolidated Financial Statements:

Page
Reports of Independent Registered Public Accounting Firms	59
Consolidated Balance Sheets at December 31, 2017 (Successor) and 2016 (Predecessor)	62
Consolidated Statements of Operations for the Five Months Ended December 31, 2017 (Successor), Seven Months Ended July 31, 2017 (Predecessor) and the Years Ended December 31, 2016 and 2015 (Predecessor)	63
Consolidated Statements of Changes in Shareholders’ Equity for the Period Ended December 31, 2017 (Successor), Period Ended July 31, 2017 (Predecessor), and Years Ended December 31, 2016 and 2015 (Predecessor)	64
Consolidated Statements of Cash Flows for the Five Months Ended December 31, 2017 (Successor), Seven Months Ended July 31, 2017 (Predecessor) and the Years Ended December 31, 2016 and 2015 (Predecessor)	65
Notes to Consolidated Financial Statements	67
2. Financial Statement Schedules: All financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the audited consolidated financial statements.

(b)	The exhibits listed on the “Exhibit Index” set forth below are filed with this Annual Report on Form 10-K or incorporated by reference as set forth therein.

Exhibit Number	Description

2.1
Debtors’ Amended Prepackaged Plans of Reorganization, dated June 23, 2017 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2017).

2.2
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Prepackaged Plans of Reorganization, dated July 25, 2017 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2017).

3.1
Second Amended and Restated Certificate of Incorporation of Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017).

3.2
Third Amended and Restated Bylaws of Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017).

4.1	Specimen Global Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017).

4.2
Registration Rights Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc. and the holders party thereto (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017).

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017).

4.4
Warrant Agreement, dated as of August 7, 2017, between Nuverra Environmental Solutions, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017).

Exhibit Number		Description
10.1
Amended and Restated Credit Agreement, dated February 3, 2014, by and among the Company, as borrower; Wells Fargo Bank, Nati#PageNum#onal Association, a national banking association, as administrative agent; Wells Fargo, Bank of America, N.A., a national banking association, and RBS Citizens, N.A., a national banking association, as joint lead arrangers; Wells Fargo, Bank of America and RBS Citizens, as joint book runners; Bank of America and RBS Citizens, as co-syndication agents; and Wells Fargo, Bank of America and Citizens Bank of Pennsylvania, as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2014).

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
Second Amendment, Consent and Release to Amended and Restated Credit Agreement dated April 13, 2015, by and among the Company, the Agent and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015).

10.1	F
First Amendment to Amended and Restated Guaranty and Security Agreement dated April 13, 2015, by and among the Company, certain subsidiaries of the Company named therein, as grantors, and the Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015).

10.1	G
Fourth Amendment, Consent and Release to Amended and Restated Credit Agreement dated November 2, 2015, by and among the Company, the Agent and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).

10.1	H
Second Amendment to Amended and Restated Guaranty and Security Agreement dated November 2, 2015, by and among the Company, certain subsidiaries of the Company named therein, as grantors, and the Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).

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

10.1	T
Letter Agreement, dated April 3, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 7, 2017)

10.1	U
Letter Agreement, dated April 6, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.1	V
Letter Agreement, dated April 10, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.1	W
Letter Agreement, dated April 18, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 20, 2017)

10.1	X
Letter Agreement, dated April 24, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.2	†
Executive Employment Agreement, dated November 30, 2012, between Heckmann Corporation and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.4 to Heckmann Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2012).

10.2	A	†
First Amendment to Executive Employment Agreement, dated January 25, 2016, between the Nuverra Environmental Solutions, Inc. and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2016).

10.2	B	†
Amended and Restated Employment Agreement, dated as of April 28, 2017, by and between Nuverra Environmental Solutions, Inc. and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2017).

10.3	†
Employment Agreement, dated February 5, 2016, between Nuverra Environmental Solutions, Inc. and Joseph M. Crabb (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016).

Exhibit Number			Description
10.3	A	†	First Amendment to Employment Agreement, dated December 23, 2016, between Nuverra Environmental Solutions, Inc. and Joseph M. Crabb.

10.3	B	†
Amended and Restated Employment Agreement, dated August 7, 2017, between Joseph M. Crabb and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.4
Restructuring and Support Agreement, dated March 11, 2016, by and among Nuverra Environmental Solutions, Inc., certain subsidiaries of Nuverra Environmental Solutions, Inc., the Supporting Holders, and Mark D. Johnsrud (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

10.4	A
First Amendment to Restructuring Support Agreement, dated as of April 20, 2017, by and among Nuverra Environmental Solutions, Inc. and its subsidiaries and the Supporting Noteholders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2017).

10.4	B
Second Amendment to Restructuring Support Agreement, dated as of April 28, 2017, by and among Nuverra Environmental Solutions, Inc. and its subsidiaries and the Supporting Noteholders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2017).

10.5
Term Loan Credit Agreement, dated as of April 15, 2016, by and among Wilmington Savings Fund Society, FSB, as administrative agent, the lenders identified therein, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.5	A
Guaranty and Security Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Grantors party thereto, Wilmington Savings Fund Society, FSB, as administrative agent, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.5	B
Intercompany Subordination Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Obligors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.5	C
Trademark Security Agreement, dated as of April 15, 2016, between Nuverra Environmental Solutions, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.5	D
Security Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Grantors party thereto and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.5	E
Intercompany Subordination Agreement, dated as of April 15, 2016, among Nuverra Environmental Solutions, Inc., the other Obligors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.5	F
Trademark Security Agreement, dated as of April 15, 2016, between Nuverra Environmental Solutions, Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2016).

10.5	G
First Amendment to Term Loan Credit Agreement, dated as of June 30, 2016, by and among the Required Lenders and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.5	H
Second Amendment to Term Loan Credit Agreement, dated as of September 22, 2016, by and among the Required Lenders and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2016).

10.5	I
Third Amendment (Increase Amendment) to Term Loan Credit Agreement, dated November 14, 2016, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016).

Exhibit Number			Description
10.5	J
Fourth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated December 16, 2016, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016).

10.5	K
Fifth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 3, 2017, by and among the Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 7, 2017)

10.5	L
Sixth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 6, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.5	M
Seventh Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 10, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.5	N
Eight Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 18, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company, and the guarantors named therein (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 20, 2017)

10.5	O
Ninth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 24, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company, and the guarantors named therein (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.6		†	Key Employee Incentive Plan, dated December 23, 2016.

10.7
Debtor in Possession Credit Agreement, dated as of April 30, 2017, by and among the Company, DIP Revolving Facility Lenders, Wells Fargo Bank, National Association, as administrative agent, and other agents party thereto (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on May 5, 2017)

10.8
Debtor in Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, DIP Term Loan Lenders, Wilmington Savings Fund Society, FSB, as administrative agent (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on May 5, 2017)

10.9
Plan Support Agreement, dated as of June 22, 2017, by and among Nuverra Environmental Solutions, Inc., its subsidiaries, the Committee, and the Supporting Noteholders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

10.10
First Lien Credit Agreement, dated as of August 7, 2017, by and among ACF FinCo I, LP, the lenders party thereto, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.10	A
First Lien Guaranty and Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and ACF FinCo I, LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.10	B
First Lien Trademark Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and the Credit Agreement Agent (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.11
Second Lien Term Loan Credit Agreement, dated as of August 7, 2017, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

Exhibit Number			Description
10.11	A
Second Lien Guaranty and Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.11	B
Second Lien Trademark Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.12
Subordination and Intercreditor Agreement, dated as of August 7, 2017, by and among ACF FinCo I, LP and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.13
Intercompany Subordination Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc. and the other obligors named therein (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.14	†
Employment Agreement, dated as of August 23, 2017, between Edward A. Lang and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2017).

16.1
Letter to Securities and Exchange Commission from Hein & Associates LLP, dated November 20, 2017 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2017)

21.1	*		Subsidiaries of Nuverra Environmental Solutions, Inc.

24.1	*		Power of Attorney of Officers and Directors of the Company (set forth on the signature pages of this Form 10-K).

31.1	*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		*	XBRL Instance Document

101.SCH		*	XBRL Taxonomy Extension Schema Document

101.CAL		*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE		*	XBRL Taxonomy Extension Presentation Linkbase Document

*			Filed herewith
†			Compensatory plan, contract or arrangement in which directors or executive officers may participate

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 16, 2018.

Nuverra Environmental Solutions, Inc.

By:	/s/ CHARLES K. THOMPSON
Name:	Charles K. Thompson
Title:	Chairman of the Board and Interim Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles K. Thompson as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES K. THOMPSON	Chairman of the Board, Interim Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2018
Charles K. Thompson

/s/ EDWARD A. LANG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2018
Edward A. Lang

/s/ STACY W. HILGENDORF	Vice President, Corporate Controller (Principal Accounting Officer)	March 16, 2018
Stacy W. Hilgendorf

/s/ JOHN B. GRIGGS	Director	March 16, 2018
John B. Griggs

/s/ MICHAEL Y. MCGOVERN	Director	March 16, 2018
Michael Y. McGovern

INDEX TO FINANCIAL STATEMENTS
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page
Audited Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	59
Consolidated Balance Sheets at December 31, 2017 (Successor) and 2016 (Predecessor)	62
Consolidated Statements of Operations for the Five Months Ended December 31, 2017 (Successor), Seven Months Ended July 31, 2017 (Predecessor) and the Years Ended December 31, 2016 and 2015 (Predecessor)	63
Consolidated Statements of Changes in Shareholders’ Equity for Period Ended December 31, 2017 (Successor), Period Ended July 31, 2017 (Predecessor), and Years Ended December 31, 2016 and 2015 (Predecessor)	64
Consolidated Statements of Cash Flows for the Five Months Ended December 31, 2017 (Successor), Seven Months Ended July 31, 2017 (Predecessor) and the Years Ended December 31, 2016 and 2015 (Predecessor)	65
Notes to Consolidated Financial Statements	67
Supplementary Financial Data:
The supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Nuverra Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuverra Environmental Solutions, Inc. (the “Company”) as of December 31, 2017 (Successor), the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the period from August 1, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through July 31, 2017 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 (Successor), and the consolidated results of its operations and its cash flows for the period from August 1, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through July 31, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis of Presentation

As discussed in Note 2 to the consolidated financial statements, on July 25, 2017, the United States Bankruptcy Court for the District of Delaware entered an order confirming the plan for reorganization, which became effective on August 7, 2017. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification Topic 852, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods (Predecessor) as described in Note 2.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado
March 16, 2018

We have served as the Company’s auditor since 2017.

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
We have audited the accompanying consolidated statements of operations, changes in equity, and cash flows of Nuverra Environmental Solutions, Inc. and subsidiaries (the Company) for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Nuverra Environmental Solutions, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Phoenix, Arizona
March 11, 2016

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor	Predecessor
	December 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$5,488	$994
Restricted cash	1,296	1,420
Accounts receivable, net	30,965	23,795
Inventories	4,089	2,464
Prepaid expenses and other receivables	8,594	3,516
Other current assets	226	107
Assets held for sale	2,765	1,182
Total current assets	53,423	33,478
Property, plant and equipment, net	229,874	294,179
Equity investments	48	73
Intangibles, net	547	14,310
Goodwill	27,139	—
Deferred income taxes	84	—
Other assets	207	564
Total assets	$311,322	$342,604
Liabilities and Shareholders’ Equity (Deficit)
Accounts payable	$7,946	$4,047
Accrued liabilities	13,939	18,787
Current contingent consideration	500	—
Current portion of long-term debt	5,525	465,835
Derivative warrant liability	477	4,298
Total current liabilities	28,387	492,967
Deferred income taxes	—	495
Long-term debt	33,524	5,956
Long-term contingent consideration	—	8,500
Other long-term liabilities	6,438	3,752
Total liabilities	68,349	511,670
Commitments and contingencies
Predecessor Preferred stock $0.001 par value (1,000 shares authorized, no shares issued and outstanding at December 31, 2016)	—	—
Predecessor Common stock, $0.001 par value (350,000 shares authorized, 152,433 shares issued and 150,919 outstanding at December 31, 2016)	—	152
Successor Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at December 31, 2017)	—	—
Successor Common stock, $0.01 par value (75,000 shares authorized, 11,696 issued and outstanding at December 31, 2017)	117	—
Additional paid-in capital	290,751	1,407,867
Treasury stock, at cost (1,514 shares at December 31, 2016)	—	(19,807)
Accumulated deficit	(47,895)	(1,557,278)
Total shareholders’ equity (deficit)	242,973	(169,066)
Total liabilities and shareholders’ equity (deficit)	$311,322	$342,604
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor	Predecessor
	Five Months Ended December 31,	Seven Months Ended July 31,	Years Ended December 31,
	2017	2017	2016	2015
Revenue:
Service revenue	$72,395	$86,564	$139,886	$327,655
Rental revenue	7,793	9,319	12,290	29,044
Total revenue	80,188	95,883	152,176	356,699
Costs and expenses:
Direct operating expenses	67,077	81,010	129,624	279,881
General and administrative expenses	10,615	22,552	37,013	39,327
Depreciation and amortization	38,551	28,981	60,763	70,511
Impairment of long-lived assets	4,904	—	42,164	—
Impairment of goodwill	—	—	—	104,721
Other, net	—	—	—	7,098
Total costs and expenses	121,147	132,543	269,564	501,538
Loss from operations	(40,959)	(36,660)	(117,388)	(144,839)
Interest expense, net	(2,187)	(22,792)	(54,530)	(49,194)
Other income, net	411	4,247	5,778	894
Loss on extinguishment of debt	—	—	(674)	(2,145)
Reorganization items, net	(5,507)	223,494	—	—
(Loss) income from continuing operations before income taxes	(48,242)	168,289	(166,814)	(195,284)
Income tax benefit (expense)	347	322	(807)	117
(Loss) income from continuing operations	(47,895)	168,611	(167,621)	(195,167)
Loss from discontinued operations, net of income taxes	—	—	(1,235)	(287)
Net (loss) income	$(47,895)	$168,611	$(168,856)	$(195,454)

Earnings per common share:
Basic (loss) income from continuing operations	$(4.09)	$1.12	$(1.84)	$(7.05)
Basic loss from discontinued operations	—	—	(0.01)	(0.01)
Net (loss) income per basic common share	$(4.09)	$1.12	$(1.85)	$(7.06)

Diluted (loss) income from continuing operations	$(4.09)	$0.97	$(1.84)	$(7.05)
Diluted loss from discontinued operations	—	—	(0.01)	(0.01)
Net (loss) income per diluted common share	$(4.09)	$0.97	$(1.85)	$(7.06)
Weighted average shares outstanding:
Basic	11,696	150,940	90,979	27,681
Diluted	11,696	174,304	90,979	27,681
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit
		Shares	Amount		Shares	Amount
Balance at December 31, 2014 (Predecessor)	$152,947	28,937	$29	$1,365,537	(1,449)	$(19,651)	$(1,192,968)
Stock-based compensation	2,321	—	—	2,321	—	$—	$—
Issuance of common stock to employees	(13)	157	—	(13)	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(149)	—	—	—	(40)	(149)	—
401(k) match issued	2,002	508	1	2,001	—	—	—
ESPP distribution	75	22	—	75	—	—	—
Net loss	(195,454)	—	—	—	—	—	(195,454)
Balance at December 31, 2015 (Predecessor)	$(38,271)	29,624	$30	$1,369,921	(1,489)	$(19,800)	$(1,388,422)
Stock-based compensation	1,125	—	—	1,125	—	$—	$—
Issuance of common stock to employees	—	309	—	—	—	—	—
Issuance of common stock for debt converted to equity	31,697	101,072	101	31,596	—	—	—
Issuance of common stock for warrants exercised	229	1,070	1	228	—	—	—
Issuance of common stock for rights offering	5,000	20,312	20	4,980	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(7)	—	—	—	(25)	(7)	—
ESPP distribution	17	46	—	17	—	—	—
Net loss	(168,856)	—	—	—	—	—	(168,856)
Balance at December 31, 2016 (Predecessor)	$(169,066)	152,433	$152	$1,407,867	(1,514)	$(19,807)	$(1,557,278)
Stock-based compensation	457	—	—	457	—	$—	$—
Issuance of common stock to employees	—	32	—	—	—	—	—
Issuance of common stock for warrants exercised	—	15	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(2)	—	—	—	(12)	(2)	—
Net income	168,611	—	—	—	—	—	168,611
Balance at July 31, 2017 (Predecessor)	—	152,480	152	1,408,324	(1,526)	(19,809)	(1,388,667)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor Equity	—	(152,480)	(152)	(1,408,324)	1,526	19,809	1,388,667
Issuance of Successor common stock and warrants	290,191	11,696	117	290,074	—	—	—
Balance at August 1, 2017 (Successor)	$290,191	$11,696	$117	$290,074	$—	$—	$—
Stock-based compensation	677	—	—	677	—	—	—
Net loss	(47,895)	—	—	—	—	—	(47,895)
Balance at December 31, 2017 (Successor)	$242,973	11,696	$117	$290,751	—	$—	$(47,895)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended
	December 31,	July 31,	December 31,
	2017	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(47,895)	$168,611	$(168,856)	$(195,454)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of income taxes	—	—	—	(906)
Loss on the sale of TFI	—	—	1,235	1,534
Depreciation and amortization of intangible assets	38,551	28,981	60,763	70,511
Amortization of debt issuance costs, net	—	2,135	6,165	4,800
Accrued interest added to debt principal	473	11,474	26,684	—
Stock-based compensation	677	457	1,125	2,321
Impairment of long-lived assets	4,904	—	42,164	5,921
Impairment of goodwill	—	—	—	104,721
Gain on sale of UGSI	(76)	—	(1,747)	—
Loss (gain) on disposal of property, plant and equipment	5,695	(258)	3,512	(321)
Bad debt expense (recoveries)	91	788	(283)	(1,110)
Change in fair value of derivative warrant liability	(239)	(4,025)	(3,311)	—
Loss on extinguishment of debt	—	—	674	2,145
Deferred income taxes	(242)	(337)	225	(1)
Other, net	4,503	(11,295)	560	(456)
Reorganization items, non-cash	—	(218,600)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,521)	(4,528)	18,676	67,735
Prepaid expenses and other receivables	(312)	472	(285)	543
Accounts payable and accrued liabilities	(5,034)	3,682	(13,507)	(17,059)
Other assets and liabilities, net	(4,036)	3,494	(45)	4,903
Net cash (used in) provided by operating activities from continuing operations	(6,461)	(18,949)	(26,251)	49,827
Net cash used in operating activities from discontinued operations	—	—	—	(708)
Net cash (used in) provided by operating activities	(6,461)	(18,949)	(26,251)	49,119

Cash flows from investing activities:
Proceeds from the sale of TFI	—	—	—	78,897
Proceeds from the sale of property, plant and equipment	4,034	3,083	10,696	12,732
Purchases of property, plant and equipment	(2,231)	(3,149)	(3,826)	(19,201)
Proceeds from the sale of UGSI	76	—	5,032	—
Change in restricted cash	6,509	(6,385)	2,830	(4,250)
Net cash provided by (used in) investing activities from continuing operations	8,388	(6,451)	14,732	68,178
Net cash used in investing activities from discontinued operations	—	—	—	(181)
Net cash provided by (used in) investing activities	8,388	(6,451)	14,732	67,997

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended
	December 31,	July 31,	December 31,
	2017	2017	2016	2015
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	—	106,785	154,514	—
Payments on Predecessor revolving credit facility	—	(129,964)	(233,667)	(81,647)
Proceeds from Predecessor term loan	—	15,700	55,000	—
Proceeds from debtor in possession term loan	—	6,875	—	—
Proceeds from Successor First and Second Lien Term Loans	—	36,053	—	—
Payments on Successor First and Second Lien Term Loans	(1,241)	—	—	—
Proceeds from Successor revolving facility	79,464	—	—
Payments on Successor revolving facility	(79,464)	—	—	—
Payments for debt issuance costs	—	(1,053)	(1,029)	(225)
Issuance of stock	—	—	5,000	—
Payments on vehicle financing and other financing activities	(2,391)	(2,797)	(6,614)	(11,246)
Net cash (used in) provided by financing activities from continuing operations	(3,632)	31,599	(26,796)	(93,118)
Net cash used in financing activities from discontinued operations	—	—	—	(105)
Net cash (used in) provided by financing activities	(3,632)	31,599	(26,796)	(93,223)
Net (decrease) increase in cash and cash equivalents	(1,705)	6,199	(38,315)	23,893
Cash and cash equivalents - beginning of period	7,193	994	39,309	15,416
Cash and cash equivalents - end of period	5,488	7,193	994	39,309
Less: cash and cash equivalents of discontinued operations - end of year	—	—	—	—
Cash and cash equivalents of continuing operations - end of year	$5,488	$7,193	$994	$39,309

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,003	$1,912	$25,154	$43,382
Cash (refunded) paid for taxes, net	(324)	193	610	323
Conversion of debt to equity	—	—	31,697	—
Common stock issued for 401(k) match	—	—	—	2,001
Purchases of property, plant and equipment under capital leases	—	—	—	2,890
Property, plant and equipment purchases in accounts payable	754	218	252	1,203
Conversion of accrued interest on principal debt balance	474	11,474	26,684	416
Deferred financing costs financed through principal debt balance	—	1,570	3,220	—
Deferred financing costs in accounts payable and accrued liabilities	—	—	—	86

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Nature of Business Operations
Description of Business
Nuverra Environmental Solutions, Inc., a Delaware Corporation, together with its subsidiaries (collectively, “Nuverra”, the “Company”, “we”, “us” or “our”) provides comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. We provide one-stop, total environmental solutions and wellsite logistics management, including delivery, collection, treatment and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas.
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

Our service offering focuses on providing comprehensive environmental and logistics management solutions within three primary groups:

•
Logistics and Wellsite Services: Delivery of freshwater to wellsites, freshwater procurement and transfer services, staging and storage of equipment and materials, rental of wellsite equipment, and construction services including wellpads.

•
Water Midstream: Collection and transportation of produced water from wellsites to disposal network via trucking or a fixed pipeline system, supplying freshwater for drilling and completion via pipeline system, gathering systems for collection and transportation of flowback and produced water to disposal wells.

•	Disposal Wells and Landfill: Liquid waste water from hydraulic fracturing operations, liquid waste water from well production, and solid drilling waste.
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
Unless stated otherwise, any reference to balance sheet, income statement, statement of operations and cash flow items in these accompanying audited consolidated financial statements refers to results from continuing operations. We have not included a statement of comprehensive income as there were no transactions to report in the 2017, 2016, or 2015 periods presented. The business comprising what was previously called the industrial solutions division is presented as discontinued operations in our consolidated financial statements for the years ended December 31, 2017, 2016, and 2015. See Note 23 for additional information.
Principles of Consolidation
Our consolidated financial statements include the accounts of Nuverra and our subsidiaries. All intercompany accounts, transactions and profits are eliminated in consolidation.
On May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court. See Note 4 on “Emergence from Chapter 11 Reorganization” for additional details.

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 5 on “Fresh Start Accounting” for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the condensed consolidated financial statements on or after August 1, 2017, are not comparable with the condensed consolidated financial statements prior to that date.

References to “Successor” or “Successor Company” refer to the financial position and results of operations of the reorganized Company subsequent to July 31, 2017. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on and prior to July 31, 2017.
Going concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Previously, our accumulated deficit, net losses, large outstanding debt balance, and limited liquidity raised substantial doubt about our ability to continue as a going concern within one year from the date the December 31, 2016 and December 31, 2015 financial statements were issued. As a result, the Reports of the Independent Registered Public Accounting Firm dated April 14, 2017 and March 11, 2016 included an explanatory paragraph regarding our ability to continue as a going concern.

Although we had a net loss for the five months ended December 31, 2017, we believe that the successful implementation of the Plan contemplated by our Restructuring, coupled with the exit financing we entered into upon our emergence from the chapter 11 cases, has provided us with sufficient liquidity to support our operations and service our debt obligations, and therefore substantial doubt about our ability to continue as a going concern no longer exists.

Recently Adopted Accounting Pronouncements

We adopted the guidance in Accounting Standard Update (or “ASU”) No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) as of January 1, 2017 when it became effective. Under the new standard, income tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  Additionally, excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period and are classified along with other income tax cash flows as an operating activity.  Upon adopting ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We have selected to make an entity wide accounting policy election to continue to estimate the number of awards that are expected to vest. We have adopted the other provisions of the new guidance on a prospective basis, except when the modified retrospective transition method was specifically required. The adoption of this guidance has not had a significant impact on our condensed consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (or “FASB”) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We early adopted this ASU in the fourth quarter of 2017 in conjunction with our annual impairment test as of October 1st.  Previously our goodwill was tested for impairment annually at September 30th. However, upon emergence we determined that our goodwill will be tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this ASU were applied on a prospective basis and the adoption did not have a significant impact on the consolidated financial statements.
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
Restricted Cash

On the Effective Date, we entered into a new $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”). As our collections on our accounts receivable serve as collateral on the Successor Revolving Facility, all amounts collected are initially recorded to “Restricted cash” on the consolidated balance sheet as these funds are not available for operations until our Credit Agreement Lenders release the funds to us approximately one day later. As such, we expect our restricted cash balance to be anywhere between $0.2 million and $2.0 million at any given time depending upon recent collections. We had a restricted cash balance of $1.3 million as of December 31, 2017.

On March 10, 2016, we entered into an amendment to our guaranty and security agreement related to our Predecessor asset-based lending facility. This amendment implemented a daily cash sweep of our collection lockbox and certain depository accounts, the proceeds of which were required to be applied against the outstanding balance of the Predecessor asset-based lending facility. As a result of the sweep occurring one day in arrears, we had an ending balance of $1.4 million in our collection lockbox and certain depository accounts on December 31, 2016, which was classified as “Restricted cash” on the consolidated balance sheet as this cash was not available for operations and was subsequently swept by the lender on January 1, 2017, and applied against the outstanding balance under the Predecessor asset-based lending facility.
Accounts Receivable
Accounts receivable are recognized and carried at original billed and unbilled amounts less allowances for estimated uncollectible amounts and estimates for potential credits. Inherent in the assessment of these allowances are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, our compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We write off trade receivables when we determine that they have become uncollectible. Bad debt expense is reflected as a component of “General and administrative expenses” in the consolidated statements of operations.
Unbilled accounts receivable result from revenue earned for services rendered where customer billing is still in progress at the balance sheet date. Such amounts totaled approximately $11.4 million at December 31, 2017.

The following table summarizes activity in the allowance for doubtful accounts:

	Successor	Predecessor
	Five Months Ended December 31,	Seven Months Ended July 31,	Years Ended December 31,
	2017	2017	2016	2015
Balance at beginning of period	$1,970	$1,664	$3,524	$7,557
Bad debt expense (recoveries)	91	788	(283)	(1,110)
Write-offs, net	(140)	(482)	(1,577)	(2,923)
Balance at end of period	$1,921	$1,970	$1,664	$3,524
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of our cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of our contingent consideration is adjusted to fair value at the end of each reporting period using a probability-weighted discounted cash flow model. See Note 12 for disclosures on the fair value of our contingent consideration at December 31, 2017 and 2016.
The fair value of our Predecessor asset-based lending facility, Successor Revolving Facility, Predecessor term loan, Successor First Lien Term Loan, Successor second lien term loan, note payable and other debt obligations including capital leases secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. Our Predecessor 9.875% Senior Notes due 2018 (the “2018 Notes”) and Predecessor 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the “2021 Notes”) were carried at cost with their estimated fair values are based on reported trading prices. See Note 11 for disclosures on the fair value of our debt instruments at December 31, 2017.
Property, Plant and Equipment
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
Expenditures for betterments that increase productivity and/or extend the useful life of an asset are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation of the assets are removed from their respective accounts, and any gains or losses are included in “Direct operating expenses” in the consolidated statements of operations. Depreciation expense was $66.3 million, $58.2 million, and $67.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is characterized as a component of “Depreciation and amortization” in the consolidated statements of operations.
Debt Issuance Costs
We capitalize costs associated with the issuance of debt and amortize them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. There were no unamortized debt issuance costs as of December 31, 2017. The unamortized balance of debt issuance costs presented in “Long-term debt” was $9.0 million at December 31, 2016. These debt issuance costs were subsequently written off during the seven months ended July 31, 2017 as part of fresh start accounting which is discussed in further detail in Note 5.

Deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset. There were no debt issuance costs that met the definition of an asset as of December 31, 2017 and 2016.
Upon the prepayment of related debt, we accelerate the recognition of the unamortized cost, which is included in “Loss on extinguishment of debt” in the consolidated statements of operations. Additionally, when executing amendments to our debt agreements, if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then: (1) any fees paid to the creditor and any third-party costs incurred are associated with the new arrangement (that is deferred and amortized over the term of the new arrangement); and (2) any unamortized debt issuance costs relating to the old arrangement at the time of the change are written off in proportion to the decrease in borrowing capacity of the old arrangement. The portion of the unamortized debt issuance costs written off in such circumstances are included in “Loss on extinguishment of debt” in the consolidated statements of operations. During the years ended December 31, 2016 and 2015, we wrote off debt issuance costs of $0.7 million, and $2.1 million, respectively.
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The application of fresh start accounting upon emergence from chapter 11 resulted in a goodwill balance of $27.1 million as of July 31, 2017. Previously our goodwill was tested for impairment annually at September 30th. However, upon emergence we have determined that our goodwill will be tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

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

Historically, the second step of the goodwill impairment test compared the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We early adopted this ASU in the fourth quarter of 2017 in conjunction with our annual impairment test as of October 1st.  The amendments in this ASU were applied on a prospective basis and the adoption did not have a significant impact on the consolidated financial statements.
Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to the sum of the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to various factors, including changes in economic conditions or changes in an asset’s operating performance. Long-lived assets are grouped at the basin level for purposes of assessing their recoverability as we concluded that the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. For assets that do not pass the recoverability test, the asset group’s fair value is compared to the carrying amount.  If the asset group’s fair value is less than the carrying amount, impairment losses are recorded for the amount by which the carrying amount of such assets exceeds the fair value.
We recorded total impairment charges of $4.9 million for long-lived assets classified as held for sale during the year ended December 31, 2017, which was included in “Impairment of long-lived assets” in the consolidated statement of operations (Note 8). During the year ended December 31, 2016, we recorded total impairment charges for long-lived assets of $42.2 million.

These charges were due to the carrying value of assets for certain basins not being recoverable, as well as for assets that were classified as held for sale during 2016 (Note 8). We recorded long-lived asset impairment charges associated with our restructuring of $5.9 million during the year ended December 31, 2015, which was included in “Other, net” in the consolidated statement of operations (Note 8 and Note 9).
Asset Retirement Obligations
We record the fair value of estimated asset retirement obligations associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to interest expense (Note 18). In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight line basis for disposal wells and using a units-of-consumption basis for landfill costs over the assets’ respective useful lives.
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
The majority of our revenues are from the transportation of fresh and saltwater by Company-owned trucks, or through temporary or permanent water transport pipelines to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flowback and produced water originating from oil and natural gas wells. Revenues are also generated through fees charged for disposal of oilfield waste in our landfill, disposal of fluids in our disposal wells and from the rental of tanks and other equipment. Certain customers are under contract with us to utilize our saltwater pipeline. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed of at hourly rates for transportation services, depending on the customer contract. Rates for other services are based on negotiated rates with our customers and revenue is recognized when the services have been performed.
Concentration of Customer Risk
Three of our customers comprised 27%, 29% and 35% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015 respectively, and 27%, 19% and 31% of our consolidated accounts receivable at December 31, 2017, 2016 and 2015, respectively.
We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. These expenditures are generally dependent on current oil and natural gas prices and the industry’s view of future oil and natural gas prices, including the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Any decline in oil and natural gas prices could result in reductions in our customers’ operating and capital expenditures. Declines in these expenditures could result in project modifications, delays or cancellations, general business disruptions, delays in, or nonpayment of, amounts owed to us, increased exposure to credit risk and bad debts, and a general reduction in demand for our services. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Share-Based Compensation
Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock awards or units vest over a two or three year service period from the date of grant. The grant date fair value of the award is recognized to expense on a straight-line basis over the requisite service period. As of December 31, 2017 there was approximately $4.5 million of unrecognized compensation cost, net of estimated forfeitures, for unvested stock options which are expected to vest over a weighted average period of approximately 2.6 years. See Note 16 for additional information.

Advertising
Advertising costs are expensed as incurred. Advertising expense was approximately $0.4 million, $0.1 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Recently Issued Accounting Pronouncements - Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update will be added to the Account Standards Codification (“ASC”) as ASC 606, Revenue from Contracts with Customers, and replaces the guidance in ASC 605, Revenue Recognition. The new guidance in ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services.

On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments (the “new revenue standard”) and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.

Under the new standard, our revenues are disaggregated by revenue source which includes the following categories: (i) water transfer services, (ii) disposal services, (iii) other service revenues, and (iv) rental revenues. A description of these revenue sources and how revenue will be recognized under the new revenue standard for these revenue sources is noted below.

Water Transfer Services

The majority of our revenues are from the transportation of fresh water by Company-owned trucks, or through temporary or permanent water transport pipelines to customer sites for use in drilling and hydraulic fracturing activities and from customer sites, or to remove and dispose of flowback and produced salt water originating from oil and natural gas wells. Water transfer rates for trucking are generally based upon a fixed fee per barrel of disposal water, but in certain circumstances may be based upon an hourly rate. Under the new revenue standard, revenue will be recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our saltwater pipeline are priced at a fixed fee per disposal barrel transferred. Under the new revenue standard, revenues for the pipeline will be recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

Disposal Services

Revenues for disposal services are generated through fees charged for disposal of oilfield wastes in our landfill and disposal of fluids in our disposal wells. Disposal rates are generally based on a fixed fee per barrel of disposal water, and revenues are recognized once the disposal has occurred. The performance obligation for disposal services is considered complete once the disposal occurs. Therefore, disposal services revenues will be recognized at a point in time under the new revenue standard.

Other Revenues

Other revenues primarily includes revenues from small-scale construction or maintenance projects and the sale of “junk” or “slop” oil obtained through the skimming of disposal water. Under the new revenue standard, revenue for construction and maintenance projects, which generally span approximately two to three months, will be recognized over time under the milestone method which is considered an output method. We believe that this output method is appropriate for our construction business as when we negotiate such contracts we create milestone billings based upon when we anticipate incurring project costs and when we transfer goods and services to our customers. Additionally, since our construction contracts are short term in nature, we believe the contractual milestone dates occur close together over time such that there is no risk that we would not recognize revenue for goods or services transferred to the customer. All construction costs are expensed as incurred. Under the new revenue standard, revenue will be recognized for “junk” or “slop” oil at a point in time once the goods are transferred.

Rental Revenues

We generate rental revenues from the rental of tanks and other equipment. Rental rates are based upon negotiated rates with our customers and revenue is recognized over the rental service period. Revenues from rental equipment are not within the scope of the new revenue standard, but rather are recognized under ASC 840, Leases. When ASC 842, Leases, becomes effective on January 1, 2019, the Company will continue to recognize the revenues from rental equipment under this new standard as a lessor.

Practical Expedients

The new revenue standard requires the transaction price to exclude amounts collected on behalf of third parties. However, the new revenue standard also provides a practical expedient to allow entities to make an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority. Upon implementing the new revenue standard we adopted this practical expedient and will exclude sales and usage-based taxes from the transaction price, rather than making a jurisdiction-by-jurisdiction assessment.

Other Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach. Early adoption of ASU 2016-02 is permitted. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Based upon the current effective date, the new guidance would first apply to our reporting period starting January 1, 2019.

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

Note 4 - Emergence from Chapter 11 Reorganization

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

On the Effective Date, the Company:

•	Adopted a Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Company;

•	Appointed three new members to the Company’s Board of Directors to replace the directors of the Company who were deemed to have resigned on the Effective Date;

•	Entered into the Credit Agreement, pursuant to which the Credit Agreement Lenders agreed to extend the Successor Revolving Facility and the Successor First Lien Term Loan;

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

•	Issued 7,900,000 shares of common stock of the reorganized Company to the holders of the Predecessor Company’s 2021 Notes;

•	Issued 100,000 shares of common stock of the reorganized Company to the Affected Classes (as defined in the Plan);

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

•
Assumed Mark D. Johnsrud’s, the Company’s former Chairman and Chief Executive Officer, Second Amended and Restated Employment Agreement, dated April 28, 2017 and entered into an Amended and Restated Employment Agreement with Joseph M. Crabb, the Company’s Executive Vice President and Chief Legal Officer.

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

•	Indenture governing the Company’s 2018 Notes, dated April 10, 2012, among the Company, its subsidiaries, and The Bank of New York Mellon, N.A. (the “2018 Notes Indenture”);

•	Indenture governing the Company’s 2021 Notes, dated April 15, 2016, among the Company, Wilmington, and the guarantors party thereto (the “2021 Notes Indenture”);

•
Debtor-in-Possession Credit Agreement, dated as of April 30, 2017 and effective as of May 3, 2017, by and among the Company, the lenders party thereto, Wells Fargo, and other agents party thereto (the “DIP Credit Agreement”); and

•	Debtor-in-Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, the lenders party thereto, and Wilmington (the “DIP Term Loan Agreement”).

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

As a result of the cancellation of the Company’s pre-Effective Date common stock on the Effective Date, the Company’s pre-Effective Date common stock ceased trading on the OTC Pink Marketplace under the symbol “NESCQ.” On October 12, 2017, the Company’s post-Effective Date common stock was listed and began trading on the NYSE American Stock Exchange under the symbol “NES.” See “Risks Related to our Common Stock” on page 22 of this Annual Report.

The foregoing is a summary of the substantive provisions of the Plan and the transactions related to and contemplated thereunder and is not intended to be a complete description of, or a substitute for, a full and complete reading of, the Plan and the other documents referred to above.

Note 5 - Fresh Start Accounting

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

The warrants were recorded as derivative liabilities on the “Derivative warrant liability” line in the condensed consolidated balance sheet. At issuance, the warrants were recorded at fair value, which was computed using a Monte Carlo simulation model (Level 3). Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter. See Note 12 and Note 13 for further discussion on the warrants and the assumptions used to calculate the fair value.

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

	Predecessor	Reorganization		Fresh Start		Successor
	Company	Adjustments		Adjustments		Company

Assets
Cash and cash equivalents	$2,728	$4,465	A	$—		$7,193
Restricted cash	8,011	(206)	B	—		7,805
Accounts receivable, net	27,535	—		—		27,535
Inventories	3,935	—		—		3,935
Prepaid expenses and other receivables	3,200	282	C	—		3,482
Other current assets	924	(500)	C	—		424
Assets held for sale	631	3,913	D	—		4,544
Total current assets	46,964	7,954		—		54,918
Property, plant and equipment, net	265,097	(8,678)	D	30,869	P	287,288
Equity investments	59	—		—		59
Intangibles, net	13,093	(763)	D	(11,723)	Q	607
Goodwill	—	—		27,139	R	27,139
Other assets	339	—		—		339
Total assets	$325,552	$(1,487)		$46,285		$370,350

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable	$6,331	$1,967	E	$—		$8,298
Accrued liabilities	30,549	(12,168)	F	(298)	S	18,083
Current contingent consideration	—	1,000	G	—		1,000
Current portion of long-term debt	41,007	(37,665)	H	—		3,342
Derivative warrant liability	—	717	I	—		717
Other current liabilities	—	3,913	J	—		3,913
Total current liabilities	77,887	(42,236)		(298)		35,353
Deferred income taxes	472	—		(314)	T	158
Long-term debt	2,312	35,000	K	1,053		38,365
Long-term contingent consideration	—	—		—		—
Other long-term liabilities	3,694	(461)	L	3,050	U	6,283
Liabilities subject to compromise	480,595	(480,595)	M	—		—
Total liabilities	564,960	(488,292)		3,491		80,159
Commitments and contingencies
Shareholders’ deficit:
Common stock (Successor)	—	117	N	—		117
Additional paid-in-capital (Successor)	—	290,074	N	—		290,074
Common stock (Predecessor)	152	—		(152)	V	—
Additional paid-in capital (Predecessor)	1,408,324	—		(1,408,324)	V	—
Treasury stock (Predecessor)	(19,809)	—		19,809	V	—
(Accumulated deficit) retained earnings	(1,628,075)	196,614	O	1,431,461	W	—
Total shareholders’ equity (deficit)	(239,408)	486,805		42,794		290,191
Total liabilities and shareholders’ equity (deficit)	$325,552	$(1,487)		$46,285		$370,350

Reorganization Adjustments

A. Reflects the cash receipts (payments) from implementation of the Plan:

Receipt of Successor First Lien Term Loan and Successor Second Lien Term Loan Proceeds	$35,000
Payment of debtor in possession revolving facility, including accrued interest and fees	(30,461)
Payment of debtor in possession term loan interest	(90)
Cash payment in association with settlement of the 2018 Notes	(350)
Release of restricted cash to unrestricted cash	206
Refund of professional fees	160
Net Cash Receipts	$4,465

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

D. As part of the Plan and settlement of claims, the $7.4 million note payable (or “the AWS Note”) that arose in connection with Appalachian Water Services, LLC (“AWS”), was settled in the fourth quarter of fiscal 2017 in exchange for the membership interests in AWS, return of the water treatment facility in the Marcellus Shale area, including all assets related to the operations of the water treatment facility in “as-is, where-is” condition, together with $75,000 for reimbursement of certain costs and deferred maintenance. The adjustments reflect the reclassification of property, plant and equipment exchanged for the release of claims related to the AWS Note from “Property, plant and equipment, net” to “Assets held for sale,” as well as the write-off of intangibles associated with AWS.

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

H. Reflects the payment or conversion to equity of the Predecessor Revolving Facility and debtor in possession credit facilities in connection with emergence on the Effective Date.

I. Reflects the recognition of the derivative warrant liability for the warrants issued in connection with the Plan. See Note 12 and Note 13 for further discussion on the warrants and the assumptions used to calculate the fair value.

J. Reflects the reclassification of the AWS debt prior to the surrender of the AWS assets classified as “Assets held for sale” pursuant to the Plan.

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

The Successor goodwill by segment is $4.9 million for the Rocky Mountain division, $19.5 million for the Northeast division, and $2.7 million for the Southern division. Upon emergence, we have determined that our goodwill will be tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no indicators of goodwill impairment at October 1, 2017.

S. Reflects an adjustment to Accrued liabilities to adjust the environmental liabilities to estimated fair value.

T. Reflects the impact of the reorganization and fresh start adjustments on deferred taxes.

U. Reflects the adjustment to increase the net book value of asset retirement obligations to estimated fair value.

V. Reflects the cancellation of Predecessor equity to (Accumulated deficit) retained earnings.

W. Reflects the cumulative impact of the fresh start accounting adjustments discussed above on (Accumulated deficit) retained earnings as follows:

Property, plant and equipment fair value adjustment	$30,869
Intangible assets fair value adjustment	(11,723)
Reorganization value in excess of amounts allocable to identified assets - Successor goodwill	27,139
Asset retirement obligation fair value adjustment	(3,050)
Environmental liability fair value adjustment	298
Recording the fair value of debt issuance costs for the new Successor First Lien Term Loan and Successor Second Lien Term Loan	(1,053)
Adjustment to deferred income taxes	314
Change in assets and liabilities resulting from fresh start adjustments	$42,794

Elimination of Predecessor common stock to (accumulated deficit) retained earnings	$152
Elimination of Predecessor additional paid-in capital to (accumulated deficit) retained earnings	1,408,324
Elimination of Predecessor treasury stock to (accumulated deficit) retained earnings	(19,809)
Net impact of fresh start adjustments on (accumulated deficit) retained earnings	$1,431,461

Reorganization Items, net

Reorganization items, net represents liabilities settled, net of amounts incurred subsequent to the chapter 11 filing as a direct result of the Plan and are classified as “Reorganization items, net” in our Condensed Consolidated Statement of Operations. The following table summarizes reorganization items, net for the five months ended December 31, 2017, and the seven months ended July 31, 2017:

	Successor	Predecessor
	Five Months Ended	Seven Months Ended
	December 31,	July 31,
	2017	2017
Net gain on debt discharge	$—	$194,824
Change in assets and liabilities resulting from fresh start adjustments	—	42,794
Settlement of the AWS note payable	—	(5,603)
Fair value of warrants issued to the 2018 Noteholders and other parties pursuant to the Plan	—	(717)
Professional and insurance fees	(7,306)	(9,090)
DIP credit agreement financing costs	3,962	(5,702)
Retention bonus payments	(2,158)	(806)
Other costs	(5)	7,794
Reorganization items, net	$(5,507)	$223,494

Note 6 - Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	Successor	Predecessor
	December 31,	December 31,
	2017	2016
Land	$10,779	$11,496
Buildings	29,349	28,194
Building, leasehold and land improvements	8,677	14,240
Pipelines	67,234	71,076
Disposal wells	41,321	36,399
Landfill	5,587	28,130
Machinery and equipment	16,479	37,058
Equipment under capital leases	9,079	16,419
Motor vehicles and trailers	44,172	126,822
Rental equipment	26,216	58,181
Office equipment	3,043	7,403
	261,936	435,418
Less accumulated depreciation	(35,789)	(148,886)
Construction in process	3,727	7,647
Property, plant and equipment, net	$229,874	$294,179
Depreciation expense for the seven months ended July 31, 2017 was $27.8 million, and $38.5 million for the five months ended December 31, 2017. Depreciation expense for the years ended December 31, 2016 and 2015 was $58.2 million, and $67.6 million, respectively. See Note 8 for discussion on impairment charges recorded for long-lived assets during the five months ended December 31, 2017, and the years ended December 31, 2016 and 2015.
Note 7 - Intangible Assets
Intangible Assets
Intangible assets consist of the following:

	Successor				Predecessor
	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life
Customer relationships	$—	$—	$—	0	$11,731	$(8,229)	$3,502	5.7
Disposal permits	594	(47)	547	6.2	1,269	(612)	657	4.1
Customer contracts	—	—	—	0	17,352	(7,201)	10,151	9.8
	$594	$(47)	$547	6.2	$30,352	$(16,042)	$14,310	8.5
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. The disposal permits are related to the Rocky Mountain, Northeast and Southern divisions. We had a subsequent adjustment to the fresh start accounting described in Note 5 for the gross carrying amount of the disposal permits as a result of a revised valuation estimate, which lowered the gross carrying amount of the disposal permits from $608 thousand as reported in our quarterly report on Form 10-Q for the period ended September 30, 2017, to $594 thousand. The reduction in the gross carrying amount of the disposal permits was not material and charged to “Direct operating expenses” on the consolidated statement of operations during the three months ended December 31, 2017.
Amortization expense, which is calculated using either the straight-line method or an accelerated method based upon estimated future cash flows, was $1.2 million for the seven months ended July 31, 2017, and $0.0 million for the five months ended December 31, 2017. Amortization expense was $2.6 million and $2.9 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2017 future amortization expense of intangible assets is estimated to be:

2018	$111
2019	111
2020	94
2021	62
2022	55
Thereafter	114
Total	$547
Note 8 - Assets Held for Sale and Impairment of Long-Lived Assets and Goodwill
Impairment charges recorded for the five months ended December 31, 2017, and the years ended December 31, 2016 and 2015, related to continuing operations by reportable segment were as follows:

	Northeast	Southern	Rocky Mountain	Total
Five Months Ended December 31, 2017 - Successor
Impairment of property, plant and equipment, net	$—	$238	$4,666	$4,904
Total	$—	$238	$4,666	$4,904

Year Ended December 31, 2016 - Predecessor
Impairment of property, plant and equipment, net	$8,025	$2,427	$31,712	$42,164
Total	$8,025	$2,427	$31,712	$42,164

Year Ended December 31, 2015 - Predecessor
Impairment of property, plant and equipment, net	$—	$5,921	$—	$5,921
Impairment of goodwill	$—	$—	$104,721	$104,721
Total	$—	$5,921	$104,721	$110,642
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 2 and Level 3 inputs as described in Note 12.
Assets Held for Sale

During the five months ended December 31, 2017, management approved plans to sell certain underutilized assets, primarily trucks and tanks, located in the Rocky Mountain and Southern divisions. We began to actively market these assets, which we expect to sell within one year. In accordance with applicable accounting guidance, the assets were recorded at the lower of net book value or fair value less costs to sell. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of the assets reclassified as held for sale during the five months ended December 31, 2017 was lower than its net book value, an impairment charge of $4.9 million was recognized, and is included in “Impairment of long-lived assets” on our consolidated statement of operations. Of the $4.9 million recorded during five months ended December 31, 2017, $4.7 million related to the Rocky Mountain division and $0.2 million related to the Southern division.
During the year ended December 31, 2016, management approved plans to sell certain assets located in both the Northeast and Southern divisions, including trucks, tanks, and a parcel of land. As the fair value of the assets was lower than its net book value, an impairment charge of $4.8 million was recognized during the year ended December 31, 2016, and is included in “Impairment of long-lived assets” on our consolidated statement of operations. Of the $4.8 million recorded during the year ended December 31, 2016, $2.4 million related to the Southern division and $2.4 million related to the Northeast division. The fair value of the assets was measured using third party quoted prices for similar assets (Level 3).

Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the sale of underutilized or non-core assets as a result of lower oil prices and the continued decrease in activities by our customers, in addition to lower capital spending, there were indicators that the carrying value of our assets may not be recoverable during the year ended December 31, 2016.

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

During the year ended December 31, 2015, we recognized impairment charges of $5.9 million for long-lived assets. These impairment charges were recorded to “Other, net” in the consolidated statement of operations as part of restructuring expenses related to the exit of the MidCon Shale area (See Note 9 for additional discussion).

If reduced customer activity levels continue to result in decreased demand for our services for a prolonged period of time, or if we otherwise make further downward adjustments to our projections, our actual cash flows could be less than our estimated cash flows, which could result in future impairment charges for long-lived assets.
Impairment of Goodwill
As of September 30, 2015, and prior to the annual goodwill impairment test, the entire goodwill balance of the predecessor entity of $104.7 million related to the Rocky Mountain division. To measure the fair value of the Rocky Mountain reporting unit, we used a combination of the discounted cash flow method and the guideline public company method. Based upon the results of the first step of the goodwill impairment test, we concluded that the fair value of the Rocky Mountain reporting unit was less than its carrying value, thereby requiring us to proceed to the second step of the goodwill impairment test. As part of the second step, we determined that for the Rocky Mountain reporting unit, the carrying value of the goodwill exceeded the implied fair value of the reporting unit goodwill. Accordingly, during the three months ended September 30, 2015, we recognized an impairment charge of $104.7 million related to our Rocky Mountain division. This impairment charge is shown as “Impairment of goodwill” in the consolidated statement of operations.

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

The restructuring charges are characterized as “Other, net” in the accompanying consolidated statements of operations for the year ended December 31, 2015. Such costs consisted of the following:

Predecessor
Year Ended December 31, 2015
Severance and termination benefits	$724
Asset impairment charge	5,921
Contract termination costs and exit costs	453
Total restructuring and exit costs	$7,098

Approximately $6.6 million, $0.1 million and $0.4 million of the total charge for the year ended December 31, 2015 was recorded in the Southern, Northeast and Corporate operating segments, respectively.

The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.1 million as of December 31, 2017, which is included as “Accrued liabilities” in the consolidated balance sheets. A rollforward of the liability from December 31, 2016 through December 31, 2017 is as follows:

Lease Exit Costs
Restructuring and exit costs accrued at December 31, 2016 - Predecessor	$130
Cash payments	(48)
Restructuring and exit costs accrued at December 31, 2017 - Successor	$82
Note 10 - Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2017 and December 31, 2016:

	Successor	Predecessor
	December 31,	December 31,
	2017	2016
Accrued payroll and employee benefits	$3,304	$2,432
Accrued insurance	2,701	3,887
Accrued legal	1,749	3,570
Accrued taxes	2,362	1,458
Accrued interest	161	4,699
Accrued operating costs	2,663	1,255
Accrued other	999	1,486
Total accrued liabilities	$13,939	$18,787

Note 11 - Debt
Debt consisted of the following at December 31, 2017 and December 31, 2016:

			Successor		Predecessor
			December 31, 2017		December 31, 2016
	Interest Rate	Maturity Date	Fair Value of Debt (h)	Carrying Value of Debt	Carrying Value of Debt
Predecessor Revolving Facility (a)	6.15%	Mar. 2017	$—	$—	$22,679
Successor Revolving Facility (b)	6.74%	Aug. 2020	—	—	—
2018 Notes (c)	9.875%	Apr. 2018	—	—	40,436
2021 Notes (d)	10.00%	Apr. 2021	—	—	351,294
Predecessor Term Loan (e)	13.00%	Apr. 2018	—	—	60,711
Successor First Lien Term Loan (j)	8.74%	Aug. 2020	14,285	14,285	—
Successor Second Lien Term Loan (j)	11.00%	Feb. 2021	21,000	21,000	—
Vehicle financings (f)	4.12%	Various	3,764	3,764	7,699
Note payable (g)	4.25%	Apr. 2019	—	—	4,778
Total debt			$39,049	39,049	487,597
Original issue discount and premium for 2018 Notes				—	(27)
Original issue discount and premium for 2021 Notes				—	(282)
Debt issuance costs presented with debt (i)				—	(8,998)
Debt discount for issuance of warrants (i)				—	(6,499)
Total debt, net				39,049	471,791
Less: current portion of long-term debt (k)(l)				(5,525)	(465,835)
Long-term debt				$33,524	$5,956
_____________________

(a)	The interest rate presented represents the interest rate on the $40.0 million Predecessor Revolving Facility at December 31, 2016.

(b)	The interest rate presented represents the interest rate on the $30.0 million Successor Revolving Facility at December 31, 2017.

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

(d)
The interest rate presented represents the current coupon rate on the Predecessor Company's 2021 Notes, excluding the effects of deferred financing costs, original issue discounts and original issue premiums. Including the impact of these items, the effective interest rate on the 2021 Notes is approximately 12.4%. Interest was previously paid in kind semi-annually by increasing the principal amount payable and due at maturity and/or in cash as follows: interest payable on October 15, 2016 was paid in kind at an annual rate of 12.5%; interest payable after October 15, 2016 but on or before April 15, 2018 will be paid at a rate of 10.0% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10.0% until maturity. The 2021 Notes were canceled on the Effective Date.

(e)
The Predecessor Term Loan accrued interest at a rate of 13.0% compounded monthly and which was paid in kind by increasing the principal amount payable thereunder. Principal including the paid in kind interest was due April 15, 2018. The Predecessor Term Loan was canceled on the Effective Date.

(f)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 4.12%, which mature in varying installments between 2017 and 2020.

(g)
The note payable balance as of December 31, 2016 represented the remaining amount due from acquiring the remaining interest of our former partner in AWS in 2015. Principal and interest payments were due in equal quarterly installments through April 2019. In connection with our chapter 11 filing, the note payable to AWS was settled. See Note 5 and Note 19 for discussion on the AWS Note payable settlement.

(h)
Our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan, and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(i)
There were no unamortized debt issuance costs as of December 31, 2017. The debt discount for the issuance of the Predecessor warrants represented the initial fair value of the warrants issued in connection with the debt restructuring that occurred during the year ended December 31, 2016, which was amortized through interest expense over the term of the 2021 Notes and the Predecessor Term Loan. As described further in Note 13, these Predecessor warrants were accounted for as derivative liabilities. Upon emergence from chapter 11 on the Effective Date, all warrants outstanding under the Predecessor Company were canceled under the Plan.

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

(k)
The principal payments due within one year for the Successor First Lien Term Loan, Successor Second Lien Term Loan, and vehicle financings are included in current portion of long-term debt as of December 31, 2017.

(l)
As the scheduled maturity date of the Predecessor Revolving Facility was March 31, 2017, the carrying value of the Predecessor Revolving Facility was presented in current portion of long-term debt in the consolidated balance sheet as of December 31, 2016. Further, due to the default of the Predecessor Revolving Facility as of March 31, 2017, and the resulting cross-default of the 2018 Notes, 2021 Notes and Predecessor Term Loan, these items were also included in current portion of long-term debt as of December 31, 2016. Finally, the principal payments due within one year for the vehicle financings and note payable were also included in current portion of long-term debt as of December 31, 2016.

The required principal payments for all borrowings for each of the five years following the Successor balance sheet date are as follows:

2018	$5,525
2019	4,012
2020	11,671
2021	17,841
2022	—
Thereafter	—
Total	$39,049

Indebtedness
Prior to the consummation of the Plan which provided for the restructuring of our indebtedness, we were highly leveraged and a substantial portion of our liquidity needs resulted from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2017, we had $39.0 million of indebtedness outstanding, consisting of $14.3 million under the Successor First Lien Term Loan, $21.0 million under the Successor Second Lien Term Loan, and $3.8 million of capital leases for vehicle financings.
In connection with our emergence from the chapter 11 cases, all of the following agreements, and all outstanding interests and obligations thereunder, were terminated on the Effective Date:

•	Predecessor Revolving Facility;

•	Predecessor Term Loan;

•	2018 Notes Indenture;

•	2021 Notes Indenture;

•	DIP Credit Agreement; and

•	DIP Term Loan Agreement.

The termination of the 2018 Notes and the 2021 Notes, and the indentures under which they were issued, resulted in the Company becoming exempt from the reporting requirements under Rule 3-10 of Regulation S-X of the SEC with respect to the 2018 Notes and 2021 Notes. See Note 25 for further details.

First Lien Credit Agreements
On the Effective Date, pursuant to the Plan, the Company entered into the Credit Agreement. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company the Successor Revolving Facility and the Successor First Lien Term Loan (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes. The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.
The Successor Revolving Facility and the Successor First Lien Term Loan mature on August 7, 2020, at which time the Company must repay the outstanding principal amount of the Successor Revolving Facility and the Successor First Lien Term Loan, together with interest accrued and unpaid thereon. The Successor Revolving Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement. The principal amount of the Successor First Lien Term Loan shall be repaid in installments of $178.6 thousand beginning on September 1, 2017 and the first day of each calendar month thereafter prior to maturity. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%; however, if there is an Event of Default (as defined in the Credit Agreement), the Credit Agreement Agent, in its sole discretion, may increase the applicable interest rate at a per annum rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of December 31, 2017, we were in compliance with all covenants.

Second Lien Term Loan Credit Agreement
On the Effective Date, pursuant to the Plan, the Company also entered into the Second Lien Term Loan Agreement. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company the Successor Second Lien Term Loan, of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million (“Delayed Draw Term Loan”) is available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement. The Second Lien Term Loan Lenders extended the Successor Second Lien Term Loan, among other things, (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based revolving facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses and other general corporate purposes.
The Successor Second Lien Term Loan matures on February 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. The principal amount of the Successor Second Lien Term Loan shall be repaid in installments of $263.2 thousand beginning on October 1, 2017, and the first day of each fiscal quarter thereafter prior to maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018 (or such later date as the Company may select in accordance with the terms of the Second Lien Term Loan Agreement) and, on or after February 7, 2018 (or such later date), at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Second Lien Term Loan Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of December 31, 2017, we were in compliance with all covenants.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Derivative warrant liability	$477	$4,298
Contingent consideration	500	8,500

Derivative Warrant Liability

Our derivative warrant liability is adjusted to reflect the estimated fair value at each quarter end, with any decrease or increase in the estimated fair value recorded in “Other income, net” in the consolidated statements of operations. We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo simulation model. The key inputs in determining our derivative warrant liability included our stock price, the volatility of our stock price or the volatility of our peer group, and the risk free interest rate. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter.

Upon emergence from chapter 11 on the Effective Date, all warrants outstanding under the Predecessor Company were canceled under the Plan. Additionally, on the Effective Date, pursuant to the Plan we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01. The warrants issued under the Successor Company were also determined to be derivative liabilities (See Note 13).

The following table provides a reconciliation of the beginning and ending balances of the “Derivative warrant liability” presented in the consolidated balance sheets as of December 31, 2017 and December 31, 2016.

	Successor	Predecessor
	December 31, 2017	December 31, 2016
Balance at beginning of period	$—	$—
Issuance of warrants	717	7,838
Exercise of warrants	—	(229)
Adjustments to estimated fair value	(240)	(3,311)
Balance at end of period	$477	$4,298

Contingent Consideration

We are liable for contingent consideration payments in connection with the Ideal acquisition. The fair value of the contingent consideration obligation was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the performance measurements upon which the obligation is based.

We had previously determined that it would be unlikely that the required permits and certificates necessary for the issuance of a second special waste disposal permit to Ideal would be issued within one year, and as such presented the $8.5 million contingent consideration liability related to the Ideal acquisition as “Long-term contingent consideration” in the consolidated balance sheet as of December 31, 2016.

On June 28, 2017, certain of the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit has been classified as current, as these permits and certificates are expected to be received within one year.

Changes to the fair value of contingent consideration are recorded as “Other income, net” in the consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

Changes to contingent consideration obligations during the five months ended December 31, 2017, the seven months ended July 31, 2017, and the year ended December 31, 2016 were as follows:

	Successor	Predecessor
	Five Months Ended December 31, 2017	Seven Months Ended July 31, 2017	Year Ended December 31, 2016
Balance at beginning of period	$1,000	$8,500	$8,628
Cash payments	(500)	—	(128)
Changes in fair value of contingent consideration, net	—	—	—
Write-off of contingent consideration due to settlement in chapter 11	—	(7,500)	—
Balance at end of period	500	1,000	8,500
Less: current portion	(500)	(1,000)	—
Long-term portion of contingent consideration	$—	$—	$8,500

Other

In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets described in Note 8, the fair value of our asset groups is determined primarily using the cost and market approaches (Level 3).

Note 13 - Derivative Warrants

Predecessor Warrants

During the year ended December 31, 2016, we issued 26.4 million warrants with 17.5 million warrants for the exchange of 2018 Notes for new 2021 Notes, 0.1 million warrants for the exchange of 2018 Notes for common stock, and 8.8 million warrants to the lenders under the Predecessor Term Loan. All warrants were issued with an exercise price of $0.01 and had a term of ten years.
Upon emergence from chapter 11 on the Effective Date, all warrants outstanding under the Predecessor Company were canceled under the Plan. The following table shows the Predecessor warrant activity for the seven months ended July 31, 2017, and the year ended December 31, 2016:

	Predecessor
	Seven Months Ended July 31, 2017	Year Ended December 31, 2016
Outstanding at the beginning of period	25,283	—
Issued	—	26,400
Exercised	(16)	(1,117)
Canceled due to emergence from chapter 11	(25,267)	—
Outstanding at the end of the period	—	25,283
Successor Warrants

Pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes, and holders of certain claims relating to the rejection of executory contracts and unexpired leases, 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01.

The following table shows the Successor warrant activity for the five months ended December 31, 2017:

Successor
Five Months Ended
December 31, 2017
Outstanding at the beginning of the period	—
Issued	118
Exercised	—
Outstanding at the end of the period	118
Fair Value of Warrants
We accounted for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the shareholders’ equity section of the entity’s balance sheet. We determined that the Predecessor warrants were ineligible for equity classification due to the anti-dilution provisions in the contract, and the Successor warrants were ineligible for equity classification as the warrants are not indexed to our common stock. As such, the warrants were recorded as derivative liabilities at fair value on the “Derivative warrant liability” line in the consolidated balance sheet. The warrants are classified as a current liability in the consolidated balance sheet as they could be exercised by the holders at any time.
As discussed previously in Note 12, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other income, net” in the consolidated statement of operations.
The fair value of the derivative warrant liability was estimated using the following model inputs:

	Successor		Predecessor
	Period Ended	At Issuance	Period Ended
	December 31, 2017	August 7, 2017	December 31, 2016
Exercise price	$39.82	$39.82	$0.01
Closing stock price (a)	$18.18	$22.28	$0.18
Risk free rate	2.29%	2.07%	2.40%
Expected volatility	40.59%	39.39%	79.5%

(a) As the Company’s post-Effective Date common stock did not begin trading on the NYSE American Stock Exchange until October 12, 2017, the closing stock price used to estimate the fair value of the derivative warrant liability on August 7, 2017 was the implied price per share assuming an enterprise value of $302.5 million before fresh start accounting adjustments.

Note 14 - Equity

Equity Issuances in 2017 - Successor

On the Effective Date, we filed the Second Amended and Restated Certificate of Incorporation of the Company with the office of the Secretary of State of the State of Delaware and adopted the Third Amended and Restated Bylaws of the Company. The Second Amended and Restated Certificate of Incorporation provides that we are authorized to issue a total of 76.0 million shares of capital stock, of which 1.0 million shares shall be preferred stock, par value $0.01, and 75.0 million shares shall be common stock, par value of $0.01, of the reorganized Company.

As previously discussed in Note 4, upon emergence from chapter 11, the following shares of common stock of the reorganized Company were issued:

•	7,900,000 shares of common stock of the reorganized Company to the holders of the Predecessor Company’s 2021 Notes;

•	100,000 shares of common stock of the reorganized Company to the Affected Classes (as defined in the Plan); and

•
3,695,580 shares of common stock of the reorganized Company to holders of Supporting Noteholder Term Loan Claims (as defined in the Plan) and to the Credit Agreement Lenders for the Exit Financing Commitment Fee (as defined in the Plan).

Additionally, pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes, and holders of certain claims relating to the rejection of executory contracts and unexpired leases, 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01. There were no warrant exercises during the five months ended December 31, 2017.

Equity Issuances in 2017 - Predecessor

During the seven months ended July 31, 2017, we issued common stock for our share-based compensation program which is discussed further in Note 16. Additionally, common stock was issued as a result of certain debtholders exercising the warrants received in connection with the debt restructuring during the year ended December 31, 2016.

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

Equity Issuances in 2016 - Predecessor

In connection with our debt restructuring in 2016, a total of 101,071,875 shares of common stock were issued, with 2,837,500 to tendering holders electing to exchange their 2018 Notes for common stock, and 98,234,375 to our former Chairman and Chief Executive Officer, Mr. Mark D. Johnsrud, for exchanging $31.4 million in principal 2018 Notes for common stock. Additionally, we issued 20,312,500 shares of common stock to Mr. Johnsrud on November 28, 2016 in consideration for the $5.0 million he funded for the planned rights offering which failed to be consummated by November 15, 2016, of which 19.5 million shares represented the underlying subscription rights and 0.8 million shares represented the backstop fee.

During the year ended December 31, 2016, we also issued common stock for our share-based compensation program and our ESPP plan which is discussed further in Note 16. Additionally, common stock was issued as a result of certain debtholders exercising the warrants received in connection with the debt restructuring during the year ended December 31, 2016.
Equity Issuances in 2015 - Predecessor
The only issuances of common stock during the year ended December 31, 2015 related to share-based compensation and our ESPP, as well as our match on our employee benefit plan discussed in Note 20.
Note 15 - Earnings Per Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the five months ended December 31, 2017, and years ended December 31, 2016 and 2015, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per share (“EPS”) from continuing operations because the inclusion of such shares would be anti-dilutive based on the net losses from continuing operations reported for those periods. Additionally, for the five months ended December 31, 2017, and the years ended December 31, 2016 and 2015, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.
For the purpose of the computation of EPS, shares issued in connection with acquisitions that are contingently returnable are classified as issued but are not included in the basic weighted average number of shares outstanding until all applicable conditions are satisfied such that the shares are no longer contingently returnable. As of December 31, 2017 and 2016, there were no contingently returnable shares. As of December 31, 2015 contingently returnable shares of approximately 0.3 million shares were excluded from the computation of basic EPS as these shares were subject to sellers’ indemnification obligations and were being held in escrow.

The following table presents the calculation of basic and diluted net (loss) income per common share, as well as the potentially dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Successor	Predecessor
	Five Months Ended December 31, 2017	Seven Months Ended July 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Numerator:
(Loss) income from continuing operations	$(47,895)	$168,611	(167,621)	(195,167)
Loss from discontinued operations	—	—	(1,235)	(287)
Net (loss) income	$(47,895)	$168,611	$(168,856)	$(195,454)

Denominator:
Weighted average shares—basic	11,696	150,940	90,979	27,681
Common stock equivalents	—	23,364	—	—
Weighted average shares—diluted	11,696	174,304	90,979	27,681

Earnings per common share:
Basic (loss) income from continuing operations	$(4.09)	$1.12	$(1.84)	$(7.05)
Basic loss from discontinued operations	—	—	(0.01)	(0.01)
Net (loss) income per basic common share	$(4.09)	$1.12	$(1.85)	$(7.06)

Diluted (loss) income from continuing operations	$(4.09)	$0.97	$(1.84)	$(7.05)
Diluted loss from discontinued operations	$—	—	(0.01)	(0.01)
Net (loss) income per diluted common share	$(4.09)	$0.97	$(1.85)	$(7.06)

Dilutive stock-based awards excluded:
Warrants	—	—	11,655	—
Total	—	—	11,655	—

Antidilutive stock-based awards excluded	827	593	845	799
Note 16 - Share-based Compensation
Successor Share-based Compensation

The Second Amended and Restated Employment Agreement of Mr. Mark D. Johnsrud, our former Chairman and Chief Executive Officer, which was assumed by the Company on the Effective Date, provides for the issuance to Mr. Johnsrud of two tranches of options to purchase (i) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $475.0 million and (ii) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $525.0 million. Each tranche of options will vest in substantially equal installments on the first three anniversaries following the Effective Date. Pursuant to Mr. Johnsrud’s Second Amended and Restated Employment Agreement and the Plan, the grant of stock options to Mr. Johnsrud was effective as of the Effective Date. On February 23, 2018, following the approval of the form of option agreement by the Compensation and Nominating Committee of the Board (the “Compensation Committee”), the Company and Mr. Johnsrud entered into a Notice of Grant of CEO Stock Options and Stock Option Award Agreement (the “Award Agreement”) to provide for the terms and conditions of Mr. Johnsrud’s stock option grant. Pursuant to the Award Agreement, Mr. Johnsrud was awarded 354,411 options to purchase common stock, with an exercise price of $37.03 per share, in Tranche 1, and 354,411 options to purchase common stock, with an exercise price of $41.31 per share, in Tranche 2. The stock options in Tranche 1 and Tranche 2 vest in three equal installments on the first three anniversaries of the Effective Date.

Pursuant to the requirements of the Plan, on February 22, 2018, the Board approved the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. Pursuant to the terms of the Plan, the Incentive Plan became effective on the Effective Date. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058.

On February 22, 2018, the Compensation Committee authorized the grant of performance-based restricted stock units (“PRSUs”) and time-based restricted stock units (“TRSUs”) under the Incentive Plan to Mr. Johnsrud, Edward A. Lang, the Company’s Executive Vice President and Chief Financial Officer, and Joseph M. Crabb, the Company’s Executive Vice President and Chief Legal Officer. On the applicable vesting date, the PRSUs and TRSUs will be settled for shares of common stock if all applicable conditions have been met. Mr. Johnsrud received 531,618 PRSUs, which vest in equal installments on the first two anniversaries of the Effective Date. Mr. Lang and Mr. Crabb each received an award of 62,022 PRSUs, which vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2010. Vesting of the PRSUs is subject to the achievement of pre-established performance targets during the applicable performance measurement periods. Mr. Johnsrud received 531,618 TRSUs, which vest in three equal installments on the date of grant, which was February 23, 2018, and the first two anniversaries of the Effective Date. Mr. Lang and Mr. Crabb each received an award of 62,022 TRSUs, which vest in three equal installments on December 31, 2018, December 31 ,2019, and December 31, 2020.

On February 22, 2018, the Compensation Committee adopted the 2018 Restricted Stock Plan for Directors (the “Restricted Stock Plan”), which is subject to ratification by the Company’s shareholders at the Company’s 2018 Annual Meeting. The Restricted Stock Plan provides for the grant of restricted stock to the non-employee directors of the Company. The Restricted Stock Plan limits the shares that may be issued thereunder to 100,000 shares of common stock. On February 22, 2018, the Compensation Committee authorized award grants of restricted stock to the current non-employee directors of the Company, which will be issued upon ratification of the Restricted Stock Plan by the Company’s shareholders. Each non-employee director received 4,688 shares of restricted stock for service during part of fiscal year 2017 and for fiscal 2018, all of which will fully vest on the first anniversary of the grant date.
Share-based Compensation Expense
The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the five months ended December 31, 2017 was as follows:

Successor
Five Months Ended
December 31, 2017
Stock options	$677
Total expense	$677
There was no income tax expense or benefit related to share-based compensation recognized in the consolidated statement of operations for the five months ended December 31, 2017. At December 31, 2017, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $4.5 million and is expected to be recognized over a weighted average period of 2.6 years.
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
The assumptions used to estimate the fair value of stock options granted during the five months ended December 31, 2017 are as follows:

Successor
Five Months Ended
December 31, 2017
Volatility	45.6%
Expected term (years)	10.0
Risk free interest rate	2.3%
Expected dividend yield	—%
Weighted average fair value	$10.02
The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding taking into consideration the contractual term of the options and termination history and option exercise behaviors of our employees. The expected volatility is based on the leverage-adjusted peer volatility methodology. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents our anticipated cash dividend over the expected term of the stock options.
Stock Options
Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. A summary of stock option activity during the five months ended December 31, 2017 is presented below:

	Successor
Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
August 1, 2017	—		$—
Granted	709		$39.17
Exercised	—		$—
Forfeited, canceled, or expired	—		$—
December 31, 2017	709		$39.17	9.6	$—
Exercisable at December 31, 2017		—	$—	0.0	$—
Predecessor Share-based Compensation
Prior to the Effective Date, we granted stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other share-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”). As previously noted in Note 4, on the Effective Date pursuant to the Plan, all of the pre-Effective Date share-based compensation awards issued and outstanding under the 2009 Plan were canceled.

Share-based Compensation Expense
The total share-based compensation expense, net of forfeitures, included in “General and administrative expenses” recognized in the consolidated statements of operations was as follows:

	Predecessor
	Seven Months Ended July 31,	Year Ended December 31,	Year Ended December 31,
	2017	2016	2015
Stock options	$109	$213	$536
Restricted stock	153	412	428
Restricted stock units	195	500	1,357
Total share-based compensation expense	$457	$1,125	$2,321
There was no income tax expense or benefit related to share-based compensation recognized in the consolidated statement of operations for the seven months ended July 31, 2017, or the years ended December 31, 2016 and 2015.
We measured the cost of employee services received in exchange for awards of stock options based on the fair value of those awards at the date of grant. The fair value of stock options on the date of grant was amortized to compensation expense on a straight-line basis over the requisite service period. The exercise price for stock options was equal to the market price of our common stock on the date of grant. The maximum contractual term of stock options was 10 years. We estimated the fair value of stock options using a Black-Scholes option-pricing model.
There were no stock options granted during the seven months ended July 31, 2017 and the year ended December 31, 2016. The assumptions used to estimate the fair value of stock options granted in the year ended December 31, 2015 are as follows:

Predecessor
Year Ended December 31,
2015
Volatility	55.3%
Expected term (years)	8.0
Risk free interest rate	1.8%
Expected dividend yield	—%
Weighted average fair value	$1.55
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
We measured the cost of employee services received in exchange for awards of restricted stock or restricted stock units based on the market value of our common shares at the date of grant. The fair value of the restricted stock or restricted stock units was amortized on a straight-line basis over the requisite service period. Certain restricted stock units were subject to a performance condition established at the date of grant. Actual results against the performance condition were measured at the end of the performance period, which typically coincides with the vesting period. For these awards with performance conditions, the fair value of the restricted stock units was amortized on a straight-line basis over the requisite service period based upon the fair market value on the date of grant, adjusted for the anticipated or actual achievement against the established performance condition.

Stock Options
Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. A summary of stock option activity during the seven months ended July, 31, 2017, and the years ended December 31, 2016 and 2015 is presented below:

	Predecessor
Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
December 31, 2014	232		$40.30
Granted	736		$5.29
Exercised	—		$—
Forfeited, canceled, or expired	(145)		$28.06
December 31, 2015	823		$11.16	8.6	$—
Exercisable at December 31, 2015		92	$40.63	5.3	$—
Granted	—		$—
Exercised	—		$—
Forfeited, canceled, or expired	(456)		$7.58
December 31, 2016	367		$13.55	7.2	$—
Exercisable at December 31, 2016		185	$21.24	6.3	$—
Granted	—		$—
Exercised	—		$—
Forfeited, canceled, or expired	(367)		$13.55
July 31, 2017	—		$—	0.0	$—
Exercisable at July 31, 2017		—	$—	0.0	$—
Restricted Stock Awards
Shares of restricted stock awards generally vest over a two or three year service period from the date of grant. A summary of non-vested restricted stock award activity during the seven months ended July 31, 2017, and the years ended December 31, 2016 and 2015 is presented below:

	Predecessor
Non-Vested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	66	$9.78
Granted	420	$1.25
Vested	(39)	$10.23
Forfeited	—	$—
Non-vested at December 31, 2015	447	$1.73
Granted	—	$—
Vested	(236)	$2.00
Forfeited	(1)	$41.50
Non-vested at December 31, 2016	210	$1.25
Granted	—	$—
Vested	—	$—
Forfeited or canceled	(210)	$1.25
Non-vested at July 31, 2017	—	$—
There were no shares that vested during the seven months ended July 31, 2017. The total fair value of the shares vested during the years ended December 31, 2016 and 2015, was approximately $0.5 million and $0.4 million, respectively.

Restricted Stock Units
Shares of restricted stock units generally vest over a two or three year service period from the date of grant. Certain restricted stock units are subject to a performance condition established at the date of grant. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period.
A summary of non-vested restricted stock unit activity during the seven months ended July 31, 2017 and the years ended December 31, 2016 and 2015 is presented below:

	Predecessor
Non-Vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	248	$18.42
Granted	164	$3.54
Vested	(123)	$20.00
Forfeited	(29)	$10.94
Non-vested at December 31, 2015	260	$8.04
Granted	1	$0.30
Vested	(71)	$11.69
Forfeited	(151)	$4.81
Non-vested at December 31, 2016	39	$13.93
Granted	—	$—
Vested	(32)	$14.81
Forfeited or canceled	(7)	$9.96
Non-vested at July 31, 2017	—	$—
The total fair value of units vested during the seven months ended July 31, 2017, and the years ended December 31, 2016 and 2015 was approximately $0.5 million, $0.8 million and $2.5 million, respectively.
Employee Stock Purchase Plan - Predecessor
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

On the Effective Date, pursuant to the Plan, (i) all shares of the Company’s pre-Effective Date common stock and all other previously issued and outstanding equity interests in the Company, and any rights of any holder in respect thereof, were canceled and discharged and (ii) all agreements, instruments, and other documents evidencing, relating to or connected with the Company’s pre-Effective Date common stock and all other previously issued and outstanding equity interests of the Company, and any rights of any holder in respect thereof, were canceled and discharged and of no further force or effect. As a result the ESPP was terminated on the Effective Date.

Note 17 - Income Taxes
The following table shows the components of the income tax expense (benefit) for the periods indicated:

	Successor	Predecessor
	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,	Year Ended December 31,
	2017	2017	2016	2015
Current income tax expense (benefit):
Federal	$(251)	$—	$477	$(137)
State	146	15	105	21
Total Current	(105)	15	582	(116)
Deferred income tax expense (benefit):
Federal	(186)	(51)	217	115
State	(56)	(286)	8	(116)
Total Deferred	(242)	(337)	225	(1)
Total income tax (benefit) expense from continuing operations	$(347)	$(322)	$807	$(117)
A reconciliation of the income tax (expense) benefit and the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes is as follows:

	Successor	Predecessor
	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,	Year Ended December 31,
	2017	2017	2016	2015
U.S. federal income tax benefit at statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.5%	0.8%	3.3%	0.9%
Compensation	(0.5)%	0.1%	(0.2)%	(0.6)%
Impact of fresh start accounting adjustments	—%	3.3%	—%	—%
Impairment of goodwill	—%	—%	—%	(18.8)%
Tax Act revaluation of deferred tax balances	69.9%	—%	—%	—%
Change in valuation allowance	(105.5)%	(40.3)%	(38.7)%	(16.4)%
Other	0.3%	0.9%	0.1%	(0.1)%
Benefit (expense) for income taxes	0.7%	(0.2)%	(0.5)%	—%

Significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2017	2016
Deferred tax assets:
Reserves	$494	$1,604
Deferred financing costs	233	530
Net operating losses	65,600	123,382
Federal credit carryover	226	477
Equity based compensation	—	624
Long-term debt	—	74,412
Intangible asset and goodwill	11,982	16,781
Capital loss carry forward	42,671	67,766
Other	3,663	6,360
Total	124,869	291,936
Less: Valuation allowance	(88,766)	(236,080)
Total deferred tax assets	36,103	55,856
Deferred tax liabilities:
Fixed assets	(35,538)	(55,649)
Other	(481)	(702)
Total deferred tax liabilities	(36,019)	(56,351)
Net deferred tax asset (liability)	$84	$(495)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation (the “Tax Act”). This legislation makes significant changes in U.S. tax law including a reduction in the corporate statutory income tax rates from 35% to 21%, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities as of December 22, 2017 using the new statutory rate and have reflected this revaluation in our effective tax rate reconciliation. The Tax Act’s impact in 2017 reduced the value of our net deferred tax asset balance by $50.8 million at December 31, 2017. As we are subject to a valuation allowance, there was no material impact to our tax provision. The other provisions of the Tax Act did not have a material impact on the 2017 consolidated financial statements.
As of December 31, 2017, we had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $251.6 million, which expire in 2031 through 2037, state NOL carryforwards of approximately $277.3 million, which expire in 2018 through 2037, federal alternative minimum tax credits of $0.2 million, which do not expire and will be refunded over a four year period beginning in 2018, and capital loss carryforwards of approximately $188.5 million, which begin to expire in 2019. Pursuant to United States Internal Revenue Code Section 382, if we undergo an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. We have determined that an ownership change occurred on April 15, 2016 as a result of the debt restructuring that occurred during fiscal 2016. In addition, another ownership change occurred on August 7, 2017 as a result of the chapter 11 reorganization described further in Note 4. The limitation under Section 382 may result in federal NOLs expiring unused. Subject to the impact of those rules as a result of past or future restructuring transactions, we may be unable to use all or a significant portion of our NOLs to offset future taxable income.
As required by GAAP, we assess the recoverability of our deferred tax assets on a regular basis and record a valuation allowance for any such assets where recoverability is determined to be not more likely than not. As a result of our continued losses, we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets prior to the expiration of our NOLs, and accordingly, a valuation allowance continues to be required to be recorded against our deferred tax assets. We have recorded a decrease of approximately $147.3 million to our valuation allowance during the year ended December 31, 2017. The decrease in the valuation allowance during 2017 primarily relates to the impact of fresh start accounting adjustments and debt forgiveness, as well as the decrease in the federal statutory income tax rate as a result of the Tax Act. We recorded an increase of approximately $64.4 million to our valuation allowance during the year ended December

31, 2016. As a result of the restructuring of our debt in 2016, we realized $211.8 million of cancellation of debt income, of which $65.1 million was excluded from income due to an insolvency exception and $146.7 million was recognized for income tax purposes during the year ended December 31, 2016. We reduced our net operating loss carryforward by the amount of the insolvency exclusion during 2016.
A reconciliation of our valuation allowance on deferred tax assets for the years ended December 31, 2017 and 2016 is as follows:

	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,
	2017	2016
Balance at beginning of period	$236,080	$171,720
Additions to valuation allowance	—	64,360
Valuation allowance release, net	(147,314)	—
Balance at end of period	$88,766	$236,080
As of December 31, 2017 and 2016 we did not have any unrecognized tax benefits as the previous unrecognized tax benefits lapsed due to the statute of limitations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest and penalties as of December 31, 2017 and 2016. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We are subject to the following significant taxing jurisdictions: U.S. federal, Pennsylvania, Louisiana, North Dakota, Ohio, Texas, West Virginia, and Arizona. We have had NOLs in various years for federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust NOL carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where we operate. The Company is currently not under income tax examination in any tax jurisdictions.
Note 18 - Commitments and Contingencies
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities in connection with our compliance with environmental laws and regulations. We did not have any accruals related to environmental matters as of December 31, 2017. The consolidated balance sheet as of December 31, 2016 included accruals totaling $2.8 million for various environmental matters.

Lease Obligations
Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 2017:

Successor
Leased equipment	$9,079
Less accumulated depreciation	(3,241)
Leased equipment, net	$5,838
Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2020 at variable interest rates and fixed interest rates, which were approximately 4.12% at December 31, 2017. Capital lease obligations amounted to $3.8 million and $7.7 million, at December 31, 2017 and 2016, respectively.
We also rent transportation equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases and rental contracts amounted to $5.0 million for the combined Predecessor and Successor periods during the year ended December 31, 2017, $5.4 million for the year ended December 31, 2016, and $6.1 million for the year ended December 31, 2015.
At December 31, 2017, future minimum lease payments, by year and in the aggregate, under all noncancelable leases were as follows at:

	Successor
	Operating Leases	Capital Leases
2018	$3,696	$2,519
2019	600	884
2020	192	622
2021	131	—
2022	107	—
Thereafter	572	—
Total minimum lease payments	$5,298	4,025
Less amount representing executory costs		(61)
Net minimum lease payments		3,964
Less amount representing interest (4.12% at December 31, 2017)		(200)
Present value of net minimum lease payments		$3,764
Asset Retirement Obligations
At December 31, 2017 and 2016, we had approximately $6.4 million and $3.1 million, respectively, of asset retirement obligations related to our disposal wells and landfill which are recorded in “Other long-term liabilities” in the accompanying consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of our asset retirement obligations as of December 31, 2017 and December 31, 2016:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
Balance at beginning of period	$3,138	$3,035
Adjustment to increase the net book value to fair value (see Note 4)	3,050	—
Changes in estimate	78	(47)
Accretion expense	471	150
Cash payments	(302)	—
Balance at end of period	$6,435	$3,138

Surety Bonds and Letters of Credit
At December 31, 2017 and 2016, we had surety bonds outstanding of approximately $8.2 million and $9.8 million, respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at December 31, 2017 and 2016, we had outstanding irrevocable letters of credit totaling $4.0 million and $4.5 million, respectively, to support various agreements, leases and insurance policies.
Note 19 - Legal Matters
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

AWS Arbitration Demand and Note Payable Settlement

On April 28, 2015, our former partner in AWS issued to us a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by us of certain of our obligations under the operating agreement. We entered into a settlement of this matter with our former partner in June 2015 whereby we purchased the remaining interest in AWS for $4.0 million in cash and a $7.4 million note payable (or the “AWS Note”) with principal and interest due in equal quarterly installments through April 2019. Pursuant to the terms of the AWS Note, if we failed to meet the payment terms of the obligation, or if we became insolvent or declared bankruptcy, all remaining outstanding balances on the AWS Note would become immediately due and payable. As we failed to meet the payment terms of the obligation and filed the chapter 11 cases, all outstanding balances on the AWS Note became immediately due and payable.
Pursuant to Section 362 of the Bankruptcy Code, the filing of the chapter 11 cases automatically stayed most actions against the Nuverra Parties, including actions to collect indebtedness incurred prior to the filing of the Plan or to exercise control over the Nuverra Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the chapter 11 cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Nuverra Parties or their property to recover on, collect or secure a claim arising prior to the filing of the cases or to exercise control over property of the Nuverra Parties’ bankruptcy estates. As a result, the filing of the chapter 11 cases with the Bankruptcy Court automatically stayed any potential action to collect the outstanding balance on the AWS Note.

On July 17, 2017, the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the AWS Note. Pursuant to the proposed settlement terms, the Nuverra Parties agreed to transfer to the holders of the AWS Note, their water treatment facility in the Marcellus Shale area, including all assets related to the operations of the water treatment facility in “as-is, where-is” condition, together with $75,000 for reimbursement of certain costs and deferred maintenance. In exchange for the water treatment facility and the $75,000 payment, the holders of the AWS Note agreed to release their claims related to the AWS Note and enter into with certain of the Nuverra Parties a lease of five acres of land that can be used by the Nuverra Parties to operate a truck depot.

On July 21, 2017, the Bankruptcy Court entered an order authorizing the AWS Note payable settlement. The settlement, including the transfer of the water treatment facility, was completed during the fourth quarter of 2017.

Confirmation Order Appeal

On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors’ committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal. Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the District Court. The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. While we do not expect the appeal to affect the finality, validity, and enforceability of the Confirmation Order, there can be no assurances to that effect.
Note 20 - Employee Benefit Plans
Effective September 1, 2013, we established a defined contribution 401(k) plan (the “Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan covers substantially all employees who have met certain eligibility requirements except those employees working less than 25 hours per week. Employees may participate in the Plan on the first day of the first month following 60 days of employment. Historically, we have provided a quarterly match in shares of our common stock equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of each participant’s annual contribution up to an additional 2% of each participant’s annual compensation.
In March 2015, we suspended our matching contribution to the Plan. As a result, matching contributions to the Plan were $0.7 million for the year ended December 31, 2015, and there was no matching contribution to the Plan during the year ended December 31, 2016. On April 1, 2017, we reinstated a cash match using the same matching formula we have historically used to calculate the match. Cash matching contributions to the Plan were $1.2 million for the year ended December 31, 2017.
Note 21 - Related Party and Affiliated Company Transactions
Related Party Transactions
Mr. Johnsrud, our former Chairman and Chief Executive Officer, is the sole member of an entity that owns apartment buildings in North Dakota which are rented to certain of our employees at rates that are believed to be equal to or below market rates. We do not pay or indirectly subsidize any portion of these rental payments.
We periodically purchase fresh water for resale to customers from a sole proprietorship owned by Mr. Johnsrud. We did not purchase any fresh water for resale from the sole proprietorship during the year ended December 31, 2017. Our purchases during the years ended December 31, 2016 and 2015 amounted to $0.1 million and $1.3 million, respectively. No amounts were due to the sole proprietorship at December 31, 2017 and 2016, respectively.
Mr. Johnsrud is the sole member of an entity that owns land in North Dakota on which three of our saltwater disposal wells are situated. We have agreed to pay the entity a per-barrel royalty fee in exchange for the use of the land, which is consistent with rates charged by non-affiliated third parties under similar arrangements. We paid royalties of approximately $43.5 thousand, $0.1 million and $0.2 million during years ended December 31, 2017, 2016 and 2015, respectively. There were no royalties payable to the entity as of December 31, 2017 and 2016.
On December 6, 2017, following the approval of the transaction by the Company’s Audit Committee in accordance with the Company’s Corporate Governance Guidelines, we entered into a Salt Water Injection Easement and Surface Use Agreement with Mr. Johnsrud and his spouse for the Best I-1 and Best E-1 wells, which are to be located in McKenzie County, North Dakota. The wells are being constructed on land owned by Mr. Johnsrud and his spouse as part of a joint scientific study with the University of North Dakota Energy & Environmental Research Center. Mr. Johnsrud will be entitled to receive a royalty for salt water injected into the Best I-1 and Best E-1 wells after they become operational.
Cost Method Investment - Underground Solutions, Inc.
During 2009, we acquired an approximate 7% investment in Underground Solutions, Inc. (“UGSI”) a supplier of water infrastructure pipeline products, whose chief executive officer, Andrew D. Seidel, was a member of our board of directors. Our interest in UGSI was accounted for as a cost method investment.
On February 18, 2016, Aegion Corporation (or “Aegion”) announced the completion of the acquisition of UGSI, whereby Aegion paid approximately $85.0 million to acquire UGSI. Our total proceeds as a result of the acquisition were approximately

$5.2 million. In April of 2016, we received proceeds of $5.0 million, which exceeded our cost basis of approximately $3.2 million. As such during the three months ended June 30, 2016, we recognized a net gain on the sale of approximately $1.7 million, including approximately $0.1 million in costs incurred by us in the closing. During the three months ended September 30, 2016, and the two months ended September 30, 2017, we received additional proceeds of $53.0 thousand and $76.0 thousand, respectively, due to adjustments to the final closing working capital statement. There still remains approximately $0.1 million in escrow pending the review of other final closing adjustments and indemnifications.
Note 22 - Segments
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

As discussed in Note 9, in March of 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area. As such, revenues and costs associated with revenue generating activities for the MidCon shale area were included in the Southern division for the three months ended March 31, 2015, with minimal or no revenue activity thereafter. As a result of our restructuring in the MidCon, some remaining operating expenses for shut-down activities, as well as depreciation and amortization, neither of which is considered material, have been included in the Southern division for the five months ended December 31, 2017, seven months ended July 31, 2017, and the years ended December 31, 2016 and 2015.

Financial information for our reportable segments related to continuing operations is presented below.

	Northeast	Southern	Rocky Mountain	Corporate/ Other	Total
Five Months Ended December 31, 2017 - Successor
Revenue	$17,234	$16,467	$46,487	$—	$80,188
Direct operating expenses	14,836	12,005	40,236	—	67,077
General and administrative expenses	1,156	1,574	2,640	5,245	10,615
Depreciation and amortization	10,816	9,533	18,108	94	38,551
Operating loss	(9,574)	(6,883)	(19,163)	(5,339)	(40,959)
Reorganization items, net	(98)	(88)	(939)	(4,382)	(5,507)
Loss from continuing operations before income taxes	(9,819)	(7,106)	(20,219)	(11,098)	(48,242)
Total assets (a)	54,218	111,457	137,213	8,434	311,322

Seven Months Ended July 31, 2017 - Predecessor
Revenue	20,751	18,586	56,546	—	95,883
Direct operating expenses	21,117	13,056	46,837	—	81,010
General and administrative expenses	1,917	1,684	3,877	15,074	22,552
Depreciation and amortization	5,352	7,542	15,964	123	28,981
Operating loss	(7,635)	(3,696)	(10,132)	(15,197)	(36,660)
Reorganization items, net	28,000	22,448	(4,658)	177,704	223,494
Loss from continuing operations before income taxes	20,194	18,650	(14,854)	144,299	168,289

Year Ended December 31, 2016 - Predecessor
Revenue	36,446	33,166	82,564	—	152,176
Direct operating expenses	36,673	27,885	65,066	—	129,624
General and administrative expenses	2,632	2,951	5,951	25,479	37,013
Depreciation and amortization	13,446	15,559	31,498	260	60,763
Operating loss	(24,330)	(15,656)	(51,663)	(25,739)	(117,388)
Loss from continuing operations before income taxes	(24,226)	(15,741)	(51,951)	(74,896)	(166,814)
Total assets (a)	46,094	107,350	184,116	5,044	342,604

Year Ended December 31, 2015 - Predecessor
Revenue	92,135	68,543	196,021	—	356,699
Direct operating expenses	74,364	58,303	147,214	—	279,881
General and administrative expenses	4,606	4,891	6,824	23,006	39,327
Depreciation and amortization	16,667	18,188	35,043	613	70,511
Operating loss	(3,624)	(19,422)	(97,781)	(24,012)	(144,839)
Loss from continuing operations before income taxes	(4,228)	(19,526)	(97,632)	(73,898)	(195,284)
(a)    Total assets exclude intercompany receivables eliminated in consolidation.
Note 23 - Discontinued Operations
Following an assessment of various alternatives regarding our industrial solutions business in the third quarter of 2013 and a decision to focus exclusively on its shale solutions business, our board of directors approved and committed to a plan to divest Thermo Fluids Inc. (“TFI”) in the fourth quarter of 2013. On February 4, 2015, we entered into a definitive agreement with Safety-Kleen, Inc. (“Safety-Kleen”), a subsidiary of Clean Harbors, Inc., whereby Safety-Kleen agreed to acquire TFI for $85.0 million in an all-cash transaction, subject to working capital adjustments.

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

Also pursuant to the purchase agreement, $4.3 million of the purchase price was deposited into an escrow account to satisfy our indemnification obligations under the purchase agreement. The post-closing working capital reconciliation was completed during the year ended December 31, 2016, and as a result we recorded an additional loss on the sale of TFI of $1.3 million, bringing the total loss on sale to $1.5 million. A total of $4.3 million was released from escrow, of which $3.0 million was returned to us and $1.3 million was paid to Safety-Kleen for the post-closing working capital reconciliation and certain indemnification claims.
We classified TFI as discontinued operations in our consolidated statements of operations for the years ended December 31, 2016 and 2015. As the final post-closing working capital reconciliation was completed during the year ended December 31, 2016, there was no activity related to TFI for the five months ended December 31, 2017, or the seven months ended July 31, 2017. The following table provides selected financial information of discontinued operations related to TFI:

	Predecessor
	Year Ended December 31,	Year Ended December 31,
	2016	2015
Revenue	$—	$19,100
Income from discontinued operations before income taxes	$—	$1,171
Income tax expense	—	(265)
Income from discontinued operations	$—	$906
Loss on sale of TFI, net of taxes	(1,235)	(1,193)
Loss on discontinued operations, net of income taxes	$(1,235)	$(287)

Note 24 - Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2017 and 2016 is as follows:

	Predecessor			Successor
	Three Months Ended	Three Months Ended	One Month Ended	Two Months Ended	Three Months Ended
	March 31,	June 30,	July 31,	September 30,	December 31,
2017
Revenue	$39,223	$41,538	15,122	$33,758	$46,430
(Loss) income from continuing operations	(35,962)	(19,587)	224,160	(16,993)	(30,902)
Net (loss) income	(35,962)	(19,587)	224,160	(16,993)	(30,902)

Earnings per common share:
Net (loss) income per basic common share	$(0.24)	$(0.13)	1.48	$(1.45)	$(2.64)
Net (loss) income per diluted common share	(0.24)	(0.13)	1.42	(1.45)	(2.64)

	Predecessor
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
Revenue	$46,975	$33,978	$35,441	$35,782
Loss from continuing operations	(27,271)	(40,638)	(38,396)	(61,316)
Income (loss) from discontinued operations	55	(1,290)	—	—
Net loss	(27,216)	(41,928)	(38,396)	(61,316)

Earnings per common share:
Basic and diluted loss from continuing operations	(0.98)	(0.60)	(0.30)	(0.45)
Basic and diluted loss from discontinued operations	—	(0.02)	—	—
Net loss per basic and diluted common share	$(0.98)	$(0.62)	$(0.30)	$(0.45)

Note 25 - Subsidiary Guarantors
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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) as of December 31, 2016, for the seven months ended July 31, 2017, and for the years ended December 31, 2016 and 2015.

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$913	$81	$—	$994
Restricted cash	475	945	—	1,420
Accounts receivable, net	—	23,795	—	23,795
Other current assets	1,022	5,065	—	6,087
Assets held for sale	—	1,182	—	1,182
Total current assets	2,410	31,068	—	33,478
Property, plant and equipment, net	2,363	291,816	—	294,179
Equity investments	(51,590)	73	51,590	73
Intangible assets, net	—	14,310	—	14,310
Other assets	363,291	94,388	(457,115)	564
Total assets	$316,474	$431,655	$(405,525)	$342,604
LIABILITIES AND EQUITY
Accounts payable	$412	$3,635	$—	$4,047
Accrued liabilities	6,961	11,826	—	18,787
Current contingent consideration	—	—	—	—
Current portion of long-term debt	459,313	6,522	—	465,835
Derivative warrant liability	4,298	—	—	4,298
Total current liabilities	470,984	21,983	—	492,967
Deferred income taxes	(71,645)	72,140	—	495
Long-term debt	—	5,956	—	5,956
Long-term contingent consideration	—	8,500	—	8,500
Other long-term liabilities	86,201	374,666	(457,115)	3,752
Total shareholders’ deficit	(169,066)	(51,590)	51,590	(169,066)
Total liabilities and shareholders’ deficit	$316,474	$431,655	$(405,525)	$342,604

CONSOLIDATING STATEMENTS OF OPERATIONS
SEVEN MONTHS ENDED JULY 31, 2017

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,883	$—	$95,883
Costs and expenses:
Direct operating expenses	—	81,010	—	81,010
General and administrative expenses	15,074	7,478	—	22,552
Depreciation and amortization	123	28,858	—	28,981
Total costs and expenses	15,197	117,346	—	132,543
Loss from operations	(15,197)	(21,463)	—	(36,660)
Interest expense, net	(22,333)	(459)	—	(22,792)
Other income, net	4,125	136	—	4,261
Income (loss) from equity investments	101,462	(14)	(101,462)	(14)
Reorganization items, net	177,704	45,790	—	223,494
Income (loss) from continuing operations before income taxes	245,761	23,990	(101,462)	168,289
Income tax (expense) benefit (a)	(77,150)	77,472	—	322
Income (loss) from continuing operations	168,611	101,462	(101,462)	168,611
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$168,611	$101,462	$(101,462)	$168,611
(a)    The Parent's tax benefit offsets the tax expense reflected in the Guarantor Subsidiaries.

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$152,176	$—	$152,176
Costs and expenses:
Direct operating expenses	—	129,624	—	129,624
General and administrative expenses	25,479	11,534	—	37,013
Depreciation and amortization	260	60,503	—	60,763
Impairment of long-lived assets	—	42,164	—	42,164
Total costs and expenses	25,739	243,825	—	269,564
Loss from operations	(25,739)	(91,649)	—	(117,388)
Interest expense, net	(53,541)	(989)	—	(54,530)
Other income, net	3,311	752	—	4,063
Loss on extinguishment of debt	(674)	—	—	(674)
(Loss) income from equity investments	(126,597)	(32)	128,344	1,715
(Loss) income from continuing operations before income taxes	(203,240)	(91,918)	128,344	(166,814)
Income tax benefit (expense)	35,619	(36,426)	—	(807)
(Loss) income from continuing operations	(167,621)	(128,344)	128,344	(167,621)
Loss from discontinued operations, net of income taxes	(1,235)	—	—	(1,235)
Net (loss) income	$(168,856)	$(128,344)	$128,344	$(168,856)

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$356,699	$—	$356,699
Costs and expenses:
Direct operating expenses	—	279,881	—	279,881
General and administrative expenses	23,006	16,321	—	39,327
Depreciation and amortization	613	69,898	—	70,511
Impairment of goodwill	—	104,721	—	104,721
Other, net	393	6,705	—	7,098
Total costs and expenses	24,012	477,526	—	501,538
Loss from operations	(24,012)	(120,827)	—	(144,839)
Interest expense, net	(47,741)	(1,453)	—	(49,194)
Other income, net	—	958	—	958
Loss on extinguishment of debt	(2,145)	—	—	(2,145)
(Loss) income from equity investments	(130,855)	(64)	130,855	(64)
(Loss) income from continuing operations before income taxes	(204,753)	(121,386)	130,855	(195,284)
Income tax benefit (expense)	9,586	(9,469)	—	117
(Loss) income from continuing operations	(195,167)	(130,855)	130,855	(195,167)
Loss from discontinued operations, net of income taxes	(287)	—	—	(287)
Net (loss) income	$(195,454)	$(130,855)	$130,855	$(195,454)

CONSOLIDATING STATEMENT OF CASH FLOWS
SEVEN MONTHS ENDED JULY 31, 2017

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	(18,672)	(277)	(18,949)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,083	3,083
Purchase of property, plant and equipment	—	(3,149)	(3,149)
Change in restricted cash	(5,666)	(719)	(6,385)
Net cash used in investing activities	(5,666)	(785)	(6,451)
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	106,785	—	106,785
Payments on Predecessor revolving credit facility	(129,964)	—	(129,964)
Proceeds from Predecessor term loan	15,700	—	15,700
Proceeds from debtor in possession term loan	6,875	—	6,875
Proceeds from Successor First and Second Lien Term Loans	36,053	—	36,053
Payments for debt issuance costs	(1,053)	—	(1,053)
Payments on vehicle financing and other financing activities	—	(2,797)	(2,797)
Net cash provided by (used in) financing activities	34,396	(2,797)	31,599
Net increase (decrease) in cash	10,058	(3,859)	6,199
Cash and cash equivalents - beginning of year	913	81	994
Cash and cash equivalents - end of year	$10,971	$(3,778)	$7,193

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(28,392)	2,141	(26,251)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	27	10,669	10,696
Purchase of property, plant and equipment	—	(3,826)	(3,826)
Proceeds from the sale of UGSI	5,032	—	5,032
Change in restricted cash	3,775	(945)	2,830
Net cash provided by investing activities	8,834	5,898	14,732
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	154,514	—	154,514
Payments on Predecessor revolving credit facility	(233,667)	—	(233,667)
Proceeds from Predecessor term loan	55,000	—	55,000
Payments for debt issuance costs	(1,029)	—	(1,029)
Issuance of Predecessor stock	5,000	—	5,000
Payments on vehicle financing and other financing activities	(7)	(6,607)	(6,614)
Net cash used in financing activities	(20,189)	(6,607)	(26,796)
Net (decrease) increase in cash	(39,747)	1,432	(38,315)
Cash and cash equivalents - beginning of year	40,660	(1,351)	39,309
Cash and cash equivalents - end of year	$913	$81	$994

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$33,977	$15,850	$49,827
Net cash used in operating activities from discontinued operations	—	(708)	(708)
Net cash provided by operating activities	33,977	15,142	49,119
Cash flows from investing activities:
Proceeds from the sale of TFI	78,897	—	78,897
Proceeds from the sale of property and equipment	255	12,477	12,732
Purchase of property, plant and equipment	—	(19,201)	(19,201)
Change in restricted cash	(4,250)	—	(4,250)
Net cash provided by (used in) investing activities from continuing operations	74,902	(6,724)	68,178
Net cash used in investing activities from discontinued operations	—	(181)	(181)
Net cash provided by (used in) investing activities	74,902	(6,905)	67,997
Cash flows from financing activities:
Payments on Predecessor revolving credit facility	(81,647)	—	(81,647)
Payments for debt issuance costs	(225)	—	(225)
Payments on vehicle financing and other financing activities	(148)	(11,098)	(11,246)
Net cash used in financing activities from continuing operations	(82,020)	(11,098)	(93,118)
Net cash used in financing activities from discontinued operations	—	(105)	(105)
Net cash used in financing activities	(82,020)	(11,203)	(93,223)
Net increase (decrease) in cash	26,859	(2,966)	23,893
Cash and cash equivalents - beginning of year	13,801	1,615	15,416
Cash and cash equivalents - end of year	40,660	(1,351)	39,309
Less: cash and cash equivalents of discontinued operations - end of year	—	—	—
Cash and cash equivalents of continuing operations - end of year	$40,660	$(1,351)	$39,309

Note 26 - Subsequent Events

On March 1, 2018, the Board determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area in order to focus on other opportunities. As a result, the Company plans to exit the Eagle Ford Shale area and will begin divesting the assets used in the operation of our business in that basin. The Company expects to complete the closure of our business in the Eagle Ford Shale area by the end of the second quarter of fiscal 2018.