Form 10-K/A
period 2017-12-31
Nuverra Environmental Solutions, Inc.
filed 2018-04-19
CIK 1403853

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of confirmation by a court.     Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of April 11, 2018 was 11,695,580.

Documents Incorporated by Referenced

None.

FORM 10-K/A

EXPLANATORY NOTE

Nuverra Environmental Solutions, Inc. (the “Company,” “Nuverra,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive information statement if such definitive information statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to provide the information required in Part III of Form 10-K because a definitive information statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A also deletes the incorporation by reference to portions of our definitive information statement from the cover page of the Original Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

On May 1, 2017, the Company and certain of its material subsidiaries filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware to pursue prepackaged plans of reorganization (together, and as amended, the “Plan of Reorganization”). On July 25, 2017, the Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on August 7, 2017 (the “Effective Date”).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information regarding our Board of Directors (the “Board”), as of April 11, 2018. There are no family relationships between any directors and executive officers of the Company.

Name	Position with our Company	Age	Director Since
Charles K. Thompson	Chairman, Interim Chief Executive Officer, and Director	56	August 2017
John B. Griggs	Director	46	August 2017
Michael Y. McGovern	Director	66	August 2017

Below is biographical information about each director as well as the particular experience, qualifications, attributes and/or skills which led the Board to conclude the director should serve as a director of the Company.

Mr. McGovern is a Class I director, whose term will expire at the Company’s 2018 annual meeting of stockholders.

Mr. McGovern is currently the Chairman and Chief Executive Officer of Sherwood Energy, LLC, an aggregator of hydrocarbon reserves through direct ownership of working interests in oil and natural gas leases, and currently serves as a director for Cactus Wellhead, LLC, a manufacturer and servicer of pressure control equipment for offshore and onshore oil and gas production, and as a director of Fibrant LLC, a US unit of Fibrant BV, a Netherlands based global producer and supplier of high quality chemical performance products. Mr. McGovern has served previously as a director of various public and private companies operating in the oil and gas and energy industries, including Probe Holding Inc. (2014-2017), Quicksilver Resources Inc. (2013-2016), Long Run Exploration Ltd. (2008-2013); and Columbia Chemical Company (2010-2011). Mr. McGovern holds a B.S. from Centenary College and attended the Freeman School of Business at Tulane University from 1973-1974 and the Loyola University New Orleans College of Law from 1979-1980.

Mr. Griggs is a Class II director, whose term will expire at the 2019 annual meeting of stockholders.

Mr. Griggs is the Chief Financial Officer of Rubicon Oilfield International, a Houston-based oilfield products manufacturing company he co-founded in early 2015. In this capacity, he oversees the company’s accounting, treasury/finance, tax, risk management, and corporate development functions and is also intimately involved in the establishment of high-level strategic plans and overall company leadership. From 2011 through 2014, Mr. Griggs was a Managing Director at CSL Capital Management, an energy private equity firm. While at CSL, Mr. Griggs sponsored investments in and served on the boards of several oilfield services companies, including Independence Oilfield Chemicals and Delta Subsea. From 2005 through 2011, Mr. Griggs was a Senior Vice President for the direct capital arm of the D.E. Shaw Group where he focused on direct debt and equity investments in energy companies, with a particular focus on energy services and equipment, midstream and downstream companies. Mr. Griggs holds a B.A. from the University of Texas at Austin and an M.B.A. from the Harvard Business School, where he was a Baker Scholar.

Mr. Thompson is a Class III director, whose term will expire at the 2020 annual meeting of stockholders.

Mr. Thompson currently serves as our Chairman of the Board and Interim Chief Executive Officer. He is currently a Managing Partner of PinHigh Capital Partners, a Houston-based family office affiliated investment partnership with a focus on private oil service and exploration and production (“E&P”) investments. Mr. Thompson currently serves as a member of the boards of directors of KSW Oilfield Services and Wayfinder Resources. Previously, Mr. Thompson spent two years at Nomura Securities building the oil and gas investment banking business, and from 2004 to 2014 he was an original partner of Legacy Partners Group, a boutique mergers and acquisitions firm based in New York that was sold to FBR Capital Markets in 2007. Mr. Thompson holds a B.A. in geology from Williams College and attended Columbia Business School. Mr. Thompson will continue to serve as our Interim Chief Executive Officer until a permanent Chief Executive Officer is appointed.

Executive Officers

The following table sets forth information regarding our executive officers, as of April 11, 2018.

Name	Position with our Company	Age	Executive Officer Since
Charles K. Thompson	Chairman and Interim Chief Executive Officer	56	May 2018
Edward A. Lang	Executive Vice President and Chief Financial Officer	62	August 2017
Joseph M. Crabb	Executive Vice President, Chief Legal Officer, and Corporate Secretary	50	April 2014

Mr. Thompson’s biographical information is included in the previous section “Directors.”

Edward A. Lang, Executive Vice President and Chief Financial Officer

Edward A. Lang serves as the Company’s Executive Vice President, Chief Financial Officer, and principal financial officer. Mr. Lang has over 30 years of experience in treasury management, investor relations, risk management, tax planning and compliance, and other corporate finance matters. Prior to joining the Company, he served as Senior Vice President – Finance of Republic Services, Inc. (“Republic”) from December 2008 to June 2015, and prior to that as Vice President – Treasurer of Republic from October 1998 to December 2008. Republic is a Fortune 500 company, traded on the New York Stock Exchange, and is the second-largest service provider in the domestic non-hazardous solid waste industry. Prior to his service at Republic, Mr. Lang served for over nine years in various corporate finance and treasury positions at the Dole Food Company, including two years as Vice President – Treasurer. Mr. Lang is a graduate of the University of Southern California, with a B.S. in Real Estate Finance, and he also holds an M.B.A. in Finance and Information Systems from Indiana University.

Joseph M. Crabb, Executive Vice President, Chief Legal Officer, and Corporate Secretary

Mr. Crabb serves as the Company’s Executive Vice President, Chief Legal Officer, and Corporate Secretary. He has served in his present position since joining Nuverra in 2014. Prior to joining the Company, Mr. Crabb was in private practice with the law firm now known as Squire Patton Boggs (US) LLP, where he was a partner in the corporate practice group in the firm’s Phoenix office. Mr. Crabb received his B.A. degree in History and his J.D. degree from the University of Iowa.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent stockholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal 2017 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), except that the Company filed, on Mr. Lang’s behalf, a late Form 3 reflecting Mr. Lang’s appointment to Executive Vice President and Chief Financial Officer.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics is available under the “Investors” tab in the “Corporate Governance” section of the Company’s website at www.nuverra.com and a printed copy may also be obtained by any stockholder upon request directed to Nuverra Environmental Solutions, Inc., 14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254, Attention: Corporate Secretary. The Company intends to post amendments to or waivers, if any, from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors or its principal executive officer, principal financial officer, or principal accounting officer) at this location on its website. Among other matters, our Code of Business Conduct and Ethics is designed to promote:

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

Selection of Board Nominees

As described herein, on the Effective Date of the Plan of Reorganization all of our prior directors (other than Mr. Johnsrud) were deemed to have resigned, and all of our current directors were selected to serve as directors, commencing on the Effective Date, by certain parties holding director designation rights as set forth in the Plan of Reorganization.

Future director candidates will be evaluated by the Compensation and Nominating Committee (the “Compensation Committee”) in accordance with its charter and our Corporate Governance Guidelines. The Compensation Committee’s consideration of a candidate for director will include assessment of the individual’s understanding of our business, the individual’s professional and educational background, skills and abilities and potential time commitment, and whether such characteristics are consistent with our Corporate Governance Guidelines and other criteria established by the Compensation Committee from time to time. In addition, the Compensation Committee will take into account diversity of background and experience that the individual will bring to the Board. In evaluating potential director candidates, the Compensation Committee will consider a variety of factors, in addition to personal and professional integrity, including the following:

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

The Compensation Committee may also adopt such procedures and criteria not inconsistent with our Corporate Governance Guidelines as it considers advisable for the assessment of director candidates. Other than the foregoing, there are no stated minimum criteria for director nominees. The Compensation Committee does, however, recognize that each member of the Audit Committee must be financially literate, as such qualification is interpreted by the Board in its business judgement, at least one member of the Audit Committee should meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of the Board must meet the definition of “independent director” under applicable rules governing independence. Although we do not have a formal policy with regard to the consideration of diversity in identifying candidates for election to the Board, the Compensation Committee recognizes the benefits associated with a diverse board, and intends to take diversity considerations into account when identifying candidates. The Compensation Committee will utilize a broad conception of diversity, including diversity of professional experience, employment history, prior experience on other boards of directors, and more familiar diversity concepts such as race, gender and national origin. These factors, and others considered useful by the Compensation Committee, will be reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. The priorities and emphasis of the Compensation Committee and of the Board may change from time to time to take into account changes in business and other trends and the portfolio of skills and experience of current and prospective board members.

The Compensation Committee also has responsibility for establishing procedures for the nomination process and recommending candidates for election to the Board. It is anticipated that consideration of new Board nominee candidates will involve a series of internal discussions, review of information concerning candidates, and interviews with selected candidates. Board members or employees typically suggest candidates for nomination to the Board. In 2017, we did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates.

Stockholder Nominations

The Compensation Committee will consider stockholder recommendations for candidates for the Board if the stockholder complies with the advance notice, information and consent provisions contained in our Third Amended and Restated Bylaws (“Bylaws”). The Compensation Committee will evaluate recommendations for director nominees submitted by directors, management or qualifying stockholders in the same manner. All directors and director nominees will be required to submit a completed directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Compensation Committee.

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

Audit Committee

The members of the Audit Committee are Messrs. Griggs (Chair) and McGovern. Currently, all members of the Audit Committee meet the independence requirements of the Company’s Corporate Governance Guidelines, the additional independence requirements of the SEC and NYSE American, and other applicable law. The Audit Committee’s written charter can be found under the “Investors” tab in the “Corporate Governance” section of our website at www.nuverra.com. The Audit Committee oversees our accounting and financial reporting processes, internal control systems, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include the following:

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

The Board has determined that Messrs. Griggs and McGovern are financially literate and qualify as “audit committee financial experts” as defined under SEC rules and regulations. As noted above, Messrs. Griggs and McGovern meet the applicable independence requirements.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

In this Compensation Discussion and Analysis, we describe the material elements of our executive compensation awarded to, earned by, or paid to the executive officers of the Company during fiscal 2017. These individuals are referred to as the “named executive officers” or “NEOs” in this Compensation Discussion and Analysis. The compensation of the named executive officers for 2017 is set forth in the 2017 Summary Compensation Table and other tables contained herein.

During fiscal 2017, our named executive officers were:

Name	Title
Mark D. Johnsrud (1)	Former Chairman of the Board and Chief Executive Officer
Edward A. Lang (2)	Executive Vice President and Chief Financial Officer
Joseph M. Crabb	Executive Vice President, Chief Legal Officer and Corporate Secretary

(1)	Mr. Johnsrud resigned all officer positions in connection with his departure from the Company effective March 2, 2018. Details of his departure and transition were included in the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018.
(2)	Mr. Lang joined the Company as Executive Vice President and Chief Financial Officer effective as of August 23, 2017.

We also provide an overview of our executive compensation philosophy and explain how and why the Board’s Compensation Committee arrived at the specific compensation decisions involving the named executive officers in fiscal year 2017.

As a result of the chapter 11 proceedings in fiscal 2017, our process for making compensation decisions for NEOs during 2017 was unique and involved distinct decision-making responsibilities and timeframes. During 2017 prior to the Effective Date of the Plan of Reorganization, substantially all decisions involving NEO compensation were subject to approval by the principal noteholders who received a substantial portion of the Company’s equity upon emergence from chapter 11. Accordingly, the decisions of the Compensation Committee prior to the Effective Date regarding such matters reflected ongoing discussions among the Company’s management, the Board and such noteholders, with the input of outside professional advisors, as applicable. In addition, certain matters relating the Company’s business operations, including various compensation decisions, were subject to approval by the Bankruptcy Court during the portion of 2017 that the Company was in bankruptcy. Starting on the Effective Date, three new Board members were appointed (in addition to Mr. Johnsrud) and all of our prior non-employee directors, which included all prior members of our Compensation Committee, were deemed to have resigned. As a result, the membership of our Compensation Committee changed in its entirety on the Effective Date, and thereafter our newly constituted Board and Compensation Committee became responsible for compensation decisions. Because of the foregoing changes in responsibility for compensation decisions over the course of 2017, portions of this Compensation Discussion and Analysis that refer to time periods through the Effective Date involve various actions taken and decisions made by the Company’s prior Board and Compensation Committee (with Bankruptcy Court review and approval in certain circumstances), while portions involving time periods after the Effective Date reflect actions taken and decisions made by the newly constituted Board and Compensation Committee.

2017 Summary Compensation and Highlights

Our compensation philosophy during 2017 prior to the Effective Date was shaped by continuing challenges in our business operating environment and by our ongoing refinancing and restructuring activities. As noted above, on May 1, 2017, the Company and certain of its material subsidiaries filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware to pursue the Plan of Reorganization. The Company emerged from bankruptcy on the Effective Date of August 7, 2017.

Compensation highlights for 2017 included the following:

•	No executive officer or senior executive received base salary increases in 2017;

•	We entered into retention bonus arrangements with certain of our executive officers to provide for periodic payments as we progressed through the chapter 11 proceedings and upon emergence from bankruptcy;

•	We established a new compensation program for the non-employee members of our Board which became effective upon emergence from bankruptcy;

•	The Key Employee Incentive Plan (“KEIP”), which was adopted by the Company in December 2016 following approval by the Compensation Committee of the Board, was in effect during the portion of 2017 prior to our emergence from bankruptcy and provided certain of the Company’s senior executive officers with incentive payments based upon the Company’s achievement of pre-established performance targets; and

•	We entered into amended and restated employment agreements with Messrs. Johnsrud and Crabb prior to the Effective Date and a new employment agreement with Mr. Lang when he joined the Company following the Effective Date.

During 2017, the Company’s named executive officers provided significant leadership in guiding the Company through the chapter 11 proceedings, including executing various related refinancing and restructuring activities, as well as maintaining stable business operations and managing the Company’s operating liquidity.

Results of Most Recent Advisory Vote on Executive Compensation

The Company did not hold a 2017 annual meeting of stockholders and, therefore, did not hold a non-binding advisory vote on our named executive officer’s compensation (“say on pay vote”) in 2017. Our most recent say on pay vote was held in connection with our 2015 annual meeting of stockholders. Approximately 98% of the votes cast at the 2015 annual meeting of stockholders on the say on pay vote were voted in support of our executive compensation program. The Compensation Committee considers the most recent say on pay vote results prior to finalizing named executive officer compensation each year. Consistent with its strong commitment to engagement, communication, and transparency, the Compensation Committee continues to regularly review our executive compensation policies and program to ensure alignment between the interests of our senior executives and stockholders.

Governance Policies and Actions

We endeavor to maintain effective corporate governance standards in our executive compensation policies and practices. The following policies and practices were in effect during 2017, both prior to and subsequent to our emergence from chapter 11 on the Effective Date:

•	All members of the Compensation Committee met the independence requirements of the Company’s Corporate Governance Guidelines, SEC and NYSE American rules, and other applicable law.

•	The Compensation Committee’s independent compensation consultant, Pearl Meyer & Partners, LLC (“Pearl Meyer”), is retained directly by the Compensation Committee and performs no other services for the Company.

•	The Compensation Committee conducts an annual review and approval of our compensation strategy and compensation-related risk profile to ensure that our compensation-related risks are not reasonably likely to have a material adverse effect on the Company.

Compensation Philosophies and Objectives Following the Effective Date

Our compensation philosophy following the Effective Date provides a foundation for design, comparison and management of the Company’s executive compensation programs. The overarching objective of our executive compensation program is to attract, motivate and retain executives who will deliver short and long-term stockholder value. Our success is driven through the use of competitive compensation programs with strong links to Company and individual performance.

Nuverra seeks to achieve this objective by providing a market-competitive compensation program that consists of base salary, annual incentives and longer-term incentives. Our Compensation Committee benchmarks compensation to market practices of a select group of other publicly traded companies and published executive pay survey sources that are representative of peer group and general industry companies with which our company competes for executive talent.

Nuverra emphasizes pay-for-performance alignment by basing a significant portion of target total direct compensation on short-term and long-term incentive pay. Short-term and long-term incentives align executives with stockholder interests via annual business objectives, multi-year performance results, and financial performance, which together drive stockholder value. Short-term incentive goals arise from Nuverra’s Board-approved annual operating plan, safety goals and financial targets, while long-term incentives historically have been tied to Nuverra’s stock price movements and stockholder returns as well as Board-approved long-term strategic goals.

Incentive-pay structures provide for maximum payouts in instances when Company performance both exceeds internal expectations and results in strong returns for stockholders. Furthermore, we align financial interests of our executives with those of our stockholders through emphasis on long-term incentives and encouragement of equity ownership.

Elements of our Executive Compensation Program for 2017

In early 2017, initial executive compensation decisions were determined by the Compensation Committee and Board prior to any conclusion that a chapter 11 filing would be made. Specifically, the Company continued the salary levels for NEOs and the incentive-based KEIP plan that were in effect during 2016. The Board did not issue any equity-based compensation during this period, and outstanding equity incentive awards held by our NEOs had nominal value during this time due to our ongoing business challenges. As noted above, during the portion of 2017 prior to the Effective Date, substantially all compensation decisions involving NEO compensation were subject to approval by certain noteholders and, during the period that the Company was in bankruptcy, by the Bankruptcy Court.

Compensation Decisions Surrounding Chapter 11 Proceedings

Johnsrud Employment Agreement. On April 28, 2017, immediately prior to the chapter 11 filing, in an effort to retain our senior executives during this challenging business period and after consultation with outside compensation consultants, the Board approved certain retention and incentive arrangements with Mr. Johnsrud. In April 2017, the Board approved an amended and restated employment agreement with Mr. Johnsrud that maintained his base salary at the existing level and also provided for a retention bonus equal to 100% of his base salary, of which one-third was payable as soon as administratively practicable following the execution of the amended and restated employment agreement and the remaining two-thirds was payable within 15 days following the Company’s emergence from bankruptcy. The amended and restated employment agreement with Mr. Johnsrud further provided that following emergence from bankruptcy, Mr. Johnsrud would receive an award of stock options in two tranches to purchase (i) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $475 million and (ii) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $525 million, with each tranche of options vesting in substantially equal installments on the first three anniversaries following the Effective Date. The amended and restated employment agreement with Mr. Johnsrud further provided that the Company would establish a management incentive plan under which shares of common stock of the Company equal to 12.5% of the outstanding equity securities of the Company would be available for issuance, and to issue to Mr. Johnsrud, as soon as reasonably practicable following the consummation of the chapter 11 cases, certain time-based and performance-based restricted stock units representing 7.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis. The amended and restated employment agreement also contained provisions regarding Mr. Johnsrud’s right to certain payments upon termination of employment under various scenarios, certain post-employment confidentiality and non-competition obligations, and various other terms and conditions. As described herein, the Company and Mr. Johnsrud entered into a Separation Agreement in connection with his departure from the Company on March 2, 2018, the financial terms of which are substantially consistent with the provisions of his amended and restated employment agreement relating to a termination of his employment by the Company without cause.

Crabb Employment Agreement. Prior to the Company’s emergence from bankruptcy on the Effective Date, the Board approved an amended and restated employment agreement with Mr. Crabb that maintained his base salary at the existing level and also provided for the payment of an incentive bonus of $300,000, payable within 15 days following the Company’s emergence from bankruptcy, and an additional retention bonus of $150,000 which will be earned on April 30, 2018 and paid no later than December 30, 2018. The agreement also contained provisions regarding Mr. Crabb’s right to certain payments upon termination of employment under various scenarios, certain post-employment confidentiality and non-competition obligations, and various other terms and conditions. Mr. Crabb’s term of office will continue through August 7, 2020, and shall automatically be extended for successive one-year periods unless notice is given pursuant to his amended and restated employment agreement.

Approval of Management Incentive Plan. As part of the Company’s chapter 11 proceedings, the Bankruptcy Court approved the terms of a management incentive plan (the “MIP”) under which certain time-based and performance-based awards would be available for issuance to the executive officers and other key employees of the Company. The total number of shares available for issuance was an amount equal to 12.5% of the outstanding equity securities of the Company on a fully-diluted basis as of the Effective Date. As described above, the Company had previously agreed with Mr. Johnsrud to issue certain time-based and performance-based restricted stock units representing 7.5% of the outstanding equity securities of the Company as of the Effective Date. Although the MIP became effective upon the Company’s emergence from bankruptcy on August 7, 2017, no awards were actually issued under the MIP, including the awards contemplated by Mr. Johnsrud’s amended and restated employment agreement, until February 2018.

Compensation Decisions Following Emergence from Chapter 11 Proceedings

Board Compensation. On August 15, 2017, the Compensation Committee approved the terms of compensation for the Board, to be effective as of the Company’s emergence from bankruptcy on the Effective Date. Each non-employee Board member will receive annual compensation of $100,000 in cash and an annual equity grant. In addition, the Board approved additional annual cash compensation for the Chair of the Audit Committee and the Chair of the Compensation Committee in the amounts of $15,000 and $10,000, respectively. The annual equity grant initially was determined to consist of stock options but, prior to issuance and in lieu of any such stock option grants, the Compensation Committee authorized an award grant of restricted stock under the 2018 Restricted Stock Plan for Directors (the “Directors Plan”), which will be issued upon ratification of the Directors Plan at the 2018 annual meeting.

Lang Employment Agreement. On August 23, 2017, in connection with Mr. Lang joining the Company as Executive Vice President and Chief Financial Officer, the Company entered into a new employment agreement with Mr. Lang, which provided for a base salary of $350,000 per year and a one-time signing bonus of $25,000, which is subject to reimbursement if Mr. Lang resigns from his position within the first twelve months. The agreement also contained provisions regarding Mr. Lang’s right to certain payments upon termination of employment under various scenarios, certain post-employment confidentiality and non-competition obligations, and various other terms and conditions. Mr. Lang’s term of office will continue through August 23, 2020, and shall automatically be extended for successive one-year periods unless notice is given pursuant to his employment agreement.

CEO Separation Agreement

On March 2, 2018, the Company announced the departure of Mr. Johnsrud from his roles as a director and officer of the Company and its subsidiaries and the execution of a Separation Agreement and Mutual Release (the “Separation Agreement”) between Mr. Johnsrud and the Company. Under the Separation Agreement, the Company agreed (i) to continue to pay Mr. Johnsrud’s base salary at the rate currently in effect from March 2, 2018 through April 28, 2020; (ii) to pay annual bonuses to Mr. Johnsrud for fiscal years 2018 and 2019 at a rate equal to 100% of his base salary for the applicable years; (iii) to provide certain reimbursements to Mr. Johnsrud for the cost of continuing health care plan coverage; (iv) to accelerate the vesting of unvested time-based restricted stock units; (v) to accelerate the vesting of unvested stock options, which will remain exercisable for one-year following the Separation Date; and (vi) to permit Mr. Johnsrud to continue to hold performance-based restricted stock units, which will be eligible to vest based on the achievement of the pre-established performance measures for the performance measurement period beginning on January 1, 2018 and ending on June 30, 2018. The benefits provided to Mr. Johnsrud under the Separation Agreement were substantially consistent with the benefits Mr. Johnsrud would have been entitled to receive under his amended and restated employment agreement had his employment been terminated by the Company without cause.

Upon Mr. Johnsrud’s departure on March 2, 2018, the Board appointed Charles K. Thompson, a member of the Company’s Board, to serve as Chairman of the Board and Interim Chief Executive Officer. Mr. Thompson will receive a monthly cash consulting fee of $75,000 and an equity grant with a target grant date value of $200,000 for his service as Interim Chief Executive Officer. The equity compensation he receives as a non-employee member of the Board will remain unchanged.

Summary of our Executive Compensation Practices

Executive compensation practices we have implemented (what we do):

•	We strive to align executive compensation with the interest of our shareholders through “Pay for Performance” compensation structures.

•	We benchmark executive compensation against a representative and relevant peer group that competes with the Company for talent and general industry survey data for companies of similar revenue and size.

•	We have “clawback” provisions in our executive employment agreements and equity incentive grant documents.

•	We have a Related Party Transaction policy.

•	We have “double-trigger” change-in-control benefit payments.

•	The Compensation Committee uses an independent compensation consultant.

Executive compensation practices we have not implemented (what we don’t do):

•	We prohibit the re-pricing, buyout, or exchange of underwater stock options or stock appreciation rights.

•	We don’t grant stock options below fair market value.

•	We don’t have a supplemental executive retirement plan that provides extra benefits to the named executive officers.

•	We don’t provide excise tax gross-ups.

•	We don’t provide open-ended or uncapped cash incentives to our named executive officers.

Role of the Compensation Committee

The Compensation Committee, comprised solely of independent directors, oversees the design and administration of our executive compensation and incentive programs, with the objective of providing compensation packages that are competitive within our industry and among our peer companies, while maintaining a balanced focus on both short-term and long-term performance goals. The Compensation Committee works to ensure that senior executive base compensation and incentives are heavily weighted toward individual and Company performance while being generally consistent with marketplace and peer norms. Importantly, the Compensation Committee correlates peer company financial performance and financial results with the Company’s financial performance and results when making compensation decisions.

We seek to deliver pay-for-performance while meeting the following objectives:

•	Attract, motivate and retain highly qualified executives;

•	Establish challenging but realistic performance objectives, balanced between short-term and long-term measurable results;

•	Provide a substantial portion of executive compensation in the form of variable (versus fixed) pay, with a significant portion of variable compensation in the form of possible incentive and equity payouts; and

•	Ensure internal alignment of executive activities and actions with Company financial performance and operating objectives, without undue risk.

In order to ensure that our executive compensation programs support and contribute to the achievement of Company objectives, the Compensation Committee receives regular updates on the Company’s business results from management and reviews the Company’s quarterly financial statements along with periodic updates to the Company’s operating plan and liquidity projections as provided by management.

Role of the Chairman and Chief Executive Officer

Mr. Johnsrud served as our Chairman of the Board and Chief Executive Officer during all of 2017, prior to his departure from the Company in March 2018. In that capacity, he reviewed the performance of each of the executive officers (other than himself, whose performance was reviewed by the Compensation Committee with input from the full Board), and prior to the Effective Date made executive compensation recommendations to the Compensation Committee for consideration. The Compensation Committee at all times maintained the discretion to approve, modify or reject any recommended compensation and/or award proposed by Mr. Johnsrud.

Mr. Thompson became the Chairman of the Board and Interim Chief Executive Officer upon Mr. Johnsrud’s departure from the Company on March 2, 2018. Prior to that time, Mr. Thompson was serving as a member of the Compensation Committee, and he resigned from such committee upon assuming the duties of Interim Chief Executive Officer. It is contemplated that, in his capacity as Interim Chief Executive Officer, Mr. Thompson’s role in compensation decisions will be substantially similar to that of Mr. Johnsrud, as described in the preceding paragraph.

Role of the Compensation Consultant

The Compensation Committee has the sole authority to retain, and if necessary terminate, a consulting firm to assist in the evaluation of Chief Executive Officer and other senior executive officer compensation. In 2017, the Compensation Committee continued its engagement of Pearl Meyer to serve as independent compensation consultant.

As part of the process of approving Pearl Meyer’s continued service as compensation consultant, the Compensation Committee gave consideration to factors potentially indicative of conflicts of interest, including the scope of the work performed for the Compensation Committee, the fees paid for such services, and any personal or business relationships between our executives or the Compensation Committee members and Pearl Meyer. The Compensation Committee determined that there were no conflicts of interest or potential conflicts of interest in the engagement of Pearl Meyer as an independent advisor. The Compensation Committee considered all relevant factors for determining independence as set forth in the Compensation Committee’s Charter in making its determination that Pearl Meyer is independent. Additionally, we can note the following:

•	The fees paid by the Company to Pearl Meyer were less than 1% of Pearl Meyer’s total revenue;

•	Pearl Meyer maintains a conflicts policy with specific policies and procedures designed to ensure independence;

•	None of the Pearl Meyer consultants working on matters for the Company had any business or personal relationship with any members of the Compensation Committee;

•	None of the Pearl Meyer consultants had any business or personal relationship with any executive officer of the Company; and

•	None of the Pearl Meyer consultants working on matters for the Company directly owns any common stock of the Company.

Pearl Meyer reported directly and solely to the Compensation Committee during its engagement in 2017, and has not at any time provided any other services to the Company. Additionally, the Compensation Committee has determined the terms of Pearl Meyer’s retention and services in its sole discretion without involvement by any Company executives or employees, and Pearl Meyer’s interactions with Company executives during 2017 were generally limited to providing information to certain executives for the sole purpose of implementing Compensation Committee objectives and decisions. The research performed by and recommendations made by Pearl Meyer occur on a fully independent basis and are not influenced in any way by any Company executives.

Competitive Positioning

During 2017, compensation decisions were guided, in part, by review of the peer group data and in part by reference to industry survey data, as well as additional published data for validation purposes (the peer group and industry survey data collectively referred to herein as the “market data”). In addition, the members of the Compensation Committee are familiar with competitive compensation programs based on their experiences owning and managing other companies and serving as members of the boards of directors for other private and public companies.

It is the Compensation Committee’s goal to provide the NEOs with a total compensation package that is both competitive and reflective of the performance achieved by the Company compared to the performance achieved by the Company’s peers, as well as the individual executive’s success in achieving applicable performance objectives. The Compensation Committee does not target executive compensation to be at any particular percentage level of the market in comparison with other companies, but instead uses the above referenced market data and familiarity with current executive compensation programs in order to conduct an overall assessment of senior executive compensation competitiveness, as well as evaluation of reward plan design alternatives in terms of common and contemporary compensation practices. Additionally, executive compensation amounts within the Company are compared to common peer practices while recognizing comparative financial performance between the Company and its peers.

Each year, the Compensation Committee reviews the appropriateness of our compensation peer group. Following the Effective Date, the Compensation Committee established a new peer group consisting of the following companies: Keane Group, Inc., C&J Energy Services, Inc., Basic Energy Services, Inc., TETRA Technologies, Inc., Newpark Resources, Inc., Layne Christensen Company, Key Energy Services, Inc., Select Energy Services, Inc., Mammoth Energy Services, Inc., Cypress Energy Services, Inc., Newalta Corporation, CARBO Ceramics Inc., Forbes Energy Services Ltd., and Ranger Energy Services, Inc. The Company competes in a very specialized industry with limited comparable organizations (including in terms of annual revenue). The Compensation Committee believes the companies in our peer group are intended to represent industry-specific companies with which our Company might compete for executive talent.

In addition to publicly disclosed compensation information from these peer companies, the Compensation Committee may consider other sources of internal and reliable external data in making executive compensation design and administration decisions. Moreover, we give substantial consideration to each executive’s contributions to the Company, leadership capabilities, strategic skills, professional experience and the financial performance and safety scores of the Company.

Components of Named Executive Officer Compensation

The Compensation Committee is committed to a strong, positive link between our compensation practices and our Company’s short- and long-term objectives. As noted in the Elements of our Executive Compensation Program for 2017 section above, the executive compensation program for our named executive officers is comprised of the following components: base salary, short-term incentive awards, long-term incentive awards, health and welfare benefits, retirement benefits, and post-employment agreements.

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

Base salaries for our named executive officers in 2017 were as follows:

Executive Officers	Annual Base Salary as of December 31, 2017	% Increase from Fiscal 2016		% Increase from Fiscal 2015
Mark D. Johnsrud	$700,000	0	% (1)	0%
Edward A. Lang (2)	$350,000	N/A		N/A
Joseph M. Crabb	$400,000	0%		0%

(1)	Mr. Johnsrud voluntarily reduced his salary to $1 for the first nine months of 2016.
(2)	Mr. Lang joined the Company as Executive Vice President and Chief Financial Officer effective as of August 23, 2017.

Mr. Johnsrud voluntarily declined any salary increase in 2017. Mr. Lang was not considered for a salary increase in 2017 due to his joining the Company in August 2017. During 2017, Mr. Johnsrud reviewed the performance of Mr. Crabb. Mr. Crabb did not receive a salary increase in 2017 due to the Company’s ongoing expense management program.

Short-Term Cash Incentive Awards.

In December 2016, the Company adopted the KEIP following the approval by the Compensation Committee. The KEIP covered a 15-month period beginning October 2016 through July 2017 (the last full month prior to the Company’s emergence from bankruptcy). The KEIP was structured to incentivize certain senior executive officers whose employment and performance was deemed to be critical to the success of the Company, particularly during the bankruptcy process. Under the KEIP, participating senior executives were eligible to receive monthly incentive payments based upon the Company’s achievement of pre-established performance targets relating to adjusted earnings before interest, taxes, depreciation and amortization and Company-wide safety scores. Pursuant to the KEIP, participating senior executives did not receive the monthly incentive payment if the Company’s performance for that month fell below 50% of the applicable performance target, and the senior executives’ monthly incentive payments were limited to a maximum of 150% of target. Monthly incentive payments under the KEIP were calculated as follows: (i) performance at 100% of target for a given month provided a payout for that month equal to ten percent of the senior executive’s annual base salary; and (ii) the monthly incentive payment for performance above or below the target level, subject to the minimum and maximum thresholds described above, is determined by the application or linear interpolation.

The KEIP was structured to be applicable to such senior executives of the Company who may be designated as participants from time to time by the Compensation Committee. During 2017, Mr. Crabb was the only participant in the KEIP, and he earned payments totaling $67,905 under the KEIP for performance measurement periods occurring in 2017.

In April 2017, the Company entered into an amended and restated employment agreement with Mr. Johnsrud that included a retention bonus equal to 100% of his base salary, of which one-third was payable as soon as administratively practicable following the execution of the amended and restated employment agreement and the remaining two-thirds was payable within 15 days following the Company’s emergence from bankruptcy. As described above, in March 2018 the Company entered into a Separation Agreement with Mr. Johnsrud that provides for certain post-employment payments, including payments in lieu of annual bonuses for the 2018 and 2019 fiscal years for which Mr. Johnsrud would have been eligible if his employment with the Company had continued.

Upon joining the Company in August 2017, Mr. Lang received a one-time signing bonus of $25,000.

In connection with the Company’s ongoing financial restructuring efforts, the Company agreed in 2016 to pay Mr. Crabb an incentive bonus in an amount equal to 75% of his base salary, which payment right would vest upon the successful completion of a transaction (as such term was defined in his employment agreement) or Mr. Crabb’s termination without cause, for good reason, or due to his death or disability. The incentive bonus was not paid in 2016 but, under the amended and restated employment agreement entered into with Mr. Crabb on August 7, 2017, became payable within 15 days following the Effective Date of the Company’s Plan of Reorganization. The Company also agreed to pay Mr. Crabb an additional retention bonus of $150,000, which will be earned on April 30, 2018 and paid no later than December 30, 2018.

Other than as described above, no outstanding employment agreement for our named executive officers currently provides for an annual bonus in a guaranteed amount.

Pursuant to the amended and restated employment agreement of Mr. Johnsrud, he was eligible to earn a variable discretionary bonus each year. The discretionary bonus was dependent on the subjective review of his individual contributions and overall Company performance which was reviewed and determined by the Compensation Committee in 2016. Mr. Johnsrud did not have a specific target or maximum percentage set forth in his employment agreement. Mr. Johnsrud voluntarily declined to receive a discretionary bonus for 2016, 2015 and 2014 and he voluntarily amended his employment agreement to reduce his base salary to $1 for the first nine months of 2016. In September 2016, the Board reinstated Mr. Johnsrud’s annual base salary back to its prior level. Mr. Crabb’s amended and restated employment agreement provides that he is eligible to participate in executive bonus plans but does not provide for a guaranteed bonus amount.

On February 22, 2018, the Compensation Committee adopted the Senior Executive Bonus Plan (the “2018 Bonus Plan”), which will provide for potential annual cash bonus awards to the executives, with a target payment amount determined as a specified percentage of each executive’s annual base salary. Target payment amounts in fiscal 2018 as a specified percentage of base salary were established at 125% for Mr. Johnsrud and 85% for Mr. Lang and Mr. Crabb, respectively. It is anticipated that in fiscal 2019 and subsequent years, the target percentage of base salary would be 100% for Mr. Johnsrud and 65% for Mr. Lang and Mr. Crabb, respectively. As described above, the Separation Agreement relating to Mr. Johnsrud’s departure from the Company in March 2018 provides for payments of fixed amounts in lieu of any future payments under the 2018 Bonus Plan.

Under the 2018 Bonus Plan, the participating executives will be eligible to receive annual bonus awards for fiscal 2018 and subsequent years based upon three performance targets relating to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), Company-wide safety statistics, and individual performance. Bonus awards will be weighted with 70% of the payment amount based on Adjusted EBITDA, 10% based on Company-wide safety statistics, and 20% based on individual performance. The Compensation Committee will determine the applicable targets for each of these performance metrics, with the understanding that the Compensation Committee will retain the discretion to modify any such targets if, in the reasonable and good faith judgement of the Compensation Committee, such modification is necessary in order to equitably adjust for changes that may occur in the underlying assumptions or is otherwise appropriate under the circumstances.

Awards for the Adjusted EBITDA component will be payable starting at the achievement of at least 80% of the goal approved by the Board for the applicable fiscal year, with increasing payment up to achievement of 140% or more of the goal approved by the Board. Payment amounts will be determined by linear interpolation between 80% and 100% of the Board approved Adjusted EBITDA goal, and between 100% and 140% of Adjusted EBITDA goal, as follows: (i) Adjusted EBITDA below 80% of goal, no payment; (ii) Adjusted EBITDA at 80% of goal, 50% of target payment; (iii) Adjusted EBITDA from 80% to 100% of goal, linear interpolation between 50% and 100% of target payment; (iv) Adjusted EBITDA at 100% of goal, 100% of target payment; (v) Adjusted EBITDA from 100% to 140% of goal, linear interpolation between 100% and 200% of target payment; and (vi) Adjusted EBITDA at or above 140% of goal, 200% of target payment.

Awards for the Company-wide safety statistics will be measured using a total recordable incident rate (“TRIR”) and will only be awarded if there is 100% achievement of the pre-determined goal, with a target amount equal to 10% of each participating executive’s target annual bonus. The TRIR target for each year will be determined based on the Company’s internal TRIR goals. Awards for individual performance will be discretionary and will be determined by the Compensation Committee based on each participating executive’s individual performance. Individual payment amounts will be determined by the Compensation Committee in its discretion, with a target amount equal to 20% of each executive’s target annual bonus; provided, that actual bonus amounts attributable to individual performance may be more or less than such amount, in the discretion of the Compensation Committee. Both the awards for the Company-wide safety statistics and individual performance may be achieved even if the Adjusted EBITDA minimum threshold (80% of target) is not achieved.

Long-Term Equity Incentive Awards.

In 2009 we adopted, and the stockholders approved, the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Equity Plan”), which provided for various forms of equity incentive awards to be made at the discretion of the Compensation Committee. As a result of our Plan of Reorganization, the 2009 Equity Plan was terminated, all awards outstanding under the 2009 Equity Plan were cancelled, and any shares of common stock previously issued upon exercise of awards under the 2009 Equity Plan were extinguished on the Effective Date of the Plan of Reorganization.

Our Plan of Reorganization, among other things, established the principal terms of a management incentive plan, provided that such plan be effective on the Effective Date and required the Company’s Board to approve such plan and grant awards thereunder to certain executive officers of the Company following the Effective Date. Pursuant to the requirements of the Plan of Reorganization, the Board approved the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan, or MIP, on February 22, 2018, which was deemed to have become effective on the Effective Date. The MIP is intended to provide for the grant of equity-based awards to designated members of the Company’s management team. The MIP is administered by the Compensation Committee (or by the Board, to the extent the Board elects to administer the MIP). The Compensation Committee has broad authority under the MIP to, among other things: (i) designate participants; (ii) determine the type or types of awards to be granted to a participant and the number of shares that are subject to such awards; (iii) determine the terms and conditions of any award and modify, waive, or adjust any term or condition of an award that has been granted; (iv) determine the treatment of an award upon termination of employment or other service relationship; and (v) interpret and administer the MIP.

Individuals eligible to receive awards under the MIP include officers, employees, and directors of the Company or any of its affiliates. The types of awards that may be granted under the MIP include stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, cash awards, performance-based awards, and other forms of stock-based awards as determined by the Compensation Committee, or any combination of the foregoing.

The maximum number of shares of the Company’s common stock available for the issuance of awards under the MIP is 1,772,058 shares. If all or any portion of an award granted under the MIP expires or is cancelled, forfeited, exchanged, settled in cash, or otherwise terminated, the shares of common stock subject to such award will not be considered delivered shares for purposes of the MIP and will be available for future awards under the MIP. As is customary in management incentive plans of this nature, the number and kind of shares available and the share limitations under the MIP and any outstanding awards, as well as the exercise and purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain recapitalization, reclassification, stock dividend, extraordinary dividend, stock split, reverse stock split, or other distribution with respect to the common stock or any merger, reorganization, consolidation, combination, spin-off, or other similar corporate change or any other change affecting the common stock.

No awards were granted under the MIP in 2017; however on February 22, 2018, the Compensation Committee authorized the grant of performance-based restricted stock units (“PRSUs”) and time-based restricted stock units (“TRSUs”) under the MIP to each of Messrs. Johnsrud, Lang and Crabb, as described below.

The Compensation Committee authorized the following grants of PRSUs with the following performance measurement periods and vesting dates:

•	Mr. Johnsrud received an award of 531,618 PRSUs. The award vests in equal installments on the first two anniversaries of the Effective Date pursuant to Mr. Johnsrud’s amended and restated employment agreement, as previously disclosed. The first installment is subject to a performance measurement period beginning on January 1, 2018 and ending on June 30, 2018, and the second installment is subject to a performance measurement period beginning on July 1, 2018 and ending on June 30, 2019. Pursuant to Mr. Johnsrud’s Separation Agreement, Mr. Johnsrud will continue to hold a pro rata portion of the first installment, which equates to 88,603 PRSUs, which will be eligible for vesting if the applicable performance criteria are ultimately satisfied, and the remaining 443,015 PRSUs were forfeited as of the separation date of March 2, 2018.

•	Mr. Lang and Mr. Crabb each received an award of 62,022 PRSUs. The awards vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2020, respectively. The first installment is subject to a performance measurement period beginning on January 1, 2018 and ending on December 31, 2018, the second installment is subject to a performance measurement period beginning on January 1, 2019 and ending on December 31, 2019, and the third installment is subject to a performance measurement period beginning on January 1, 2020 and ending on December 31, 2020.

Vesting of the PRSUs issued to the executives is subject to the achievement of pre-established performance targets during the applicable performance measurement periods relating to Adjusted EBITDA and total shareholder return (“TSR”), with the Adjusted EBITDA target weighted at 80% and the TSR target weighted at 20%. The performance targets will be established by the Compensation Committee, in consultation with the Company’s compensation consultant, and communicated to the executives in writing not later than the beginning of the applicable performance period or as soon as reasonably practicable thereafter. The Compensation Committee will determine the applicable targets for each of these performance metrics, with the understanding that the Compensation Committee will retain the discretion to modify any such targets if, in the reasonable and good faith judgement of the Compensation Committee, such modification is necessary in order to equitably adjust for changes that may occur in the underlying assumptions or is otherwise appropriate under the circumstances. Executives must remain in the continuous service of the Company through the applicable vesting date and the performance target for the applicable performance measurement period must have been satisfied on the applicable vesting date in order for the PRSUs to vest, subject to accelerated vesting upon certain circumstances.

The Compensation Committee also authorized the following grants of TRSUs with the following vesting dates:

•	Mr. Johnsrud received an award of 531,618 TRSUs, which were to vest in three equal installments. The first installment vested on the date of issuance, and the second and third installments were scheduled to vest on the first two anniversaries of the Effective Date, pursuant to Mr. Johnsrud’s amended and restated employment agreement. Pursuant to Mr. Johnsrud’s Separation Agreement, all TRSUs vested as of the separation date of March 2, 2018.

•	Mr. Lang and Mr. Crabb each received an award of 62,022 TRSUs, which vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2020, respectively.

TRSUs held by an executive become fully vested upon the termination of the executive by the Company without Cause, as defined in their respective employment agreements, or termination by the executive for Good Reason, as defined in their respective employment agreements.

The PRSUs and TRSUs do not carry voting rights, except with respect to shares of common stock that are delivered upon settlement of vested PRSUs or TRSUs. All PRSUs and TRSUs granted are subject to forfeiture if, prior to the applicable vesting date, the Company terminates an executive’s employment for Cause, as defined in each executive’s employment agreement with the Company, or an executive voluntarily terminates employment without Good Reason, as defined in each executive’s employment agreement with the Company. Both PRSUs and TRSUs become fully vested upon death or disability.

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

We maintain a defined contribution plan, intended to qualify under Section 401(k) of the Internal Revenue Code, which is available to all employees, including our named executive officers, to assist them in saving for retirement. Under this plan, a participant may contribute a percentage of their salary on a pre-tax basis up to the IRS maximum through payroll deductions. The plan permits catchup contributions on a pre-tax basis for employees at least 50 years old up the IRS maximum, and Roth deferrals on a post-tax basis. Effective April 1, 2017, the Company reinstated a discretionary matching contribution under the plan, pursuant to which the Company makes a cash matching contribution in an amount equal to 100% of the first 3% of base salary contributed, and 50% of the next 2% of base salary contributed, by participating employees.

Severance and Transition Arrangements and Change-in-Control Payments

During calendar 2017, we entered into amended and restated employment agreements with Messrs. Johnsrud and Crabb, and a new employment agreement with Mr. Lang, that contain provisions that provide for certain severance and change-in-control benefits, which are discussed in more detail in the “Executive Employment Agreements” and “Potential Payments Upon Termination or Change-in-Control” sections herein. We believe these employment agreements provide severance and change-in-control protection in a manner consistent and competitive with common practice in the marketplace.

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

Severance payments are only made under the employment agreements if the named executive officer executes a full general release of claims in favor of the Company. We believe that these severance and change-in-control payment provisions in our executive employment agreements are necessary for us to provide competitive compensation and benefits within our industry. They encourage our named executive officers to remain in our employ, while also protecting the interests of the Company and its stockholders in certain circumstances of a key executive’s separation from employment.

As discussed above, the Company and Mr. Johnsrud entered into the Separation Agreement in connection with his departure from the Company on March 2, 2018, which provides for certain post-employment payments and the vesting of certain equity-based incentives substantially on the terms set forth in his amended and restated employment agreement and in the documentation pursuant to which such equity awards were issued, as applicable.

Assessment of Risk

The Compensation Committee considers and assesses risk when reviewing and approving executive compensation, including when it approved our executive compensation program and as reflected in our 2017 compensation actions. After assessing the possible risks, the Compensation Committee has concluded that the current executive compensation programs, reflected in our 2017 compensation actions, do not encourage inappropriate or excessive risk-taking and do not create the likelihood of a material adverse impact on the Company. In making its determination, the Compensation Committee considered the structure of our compensation plans, including the use of base salaries, short-term incentives and long-term incentive awards.

Tax and Accounting Information

Prior to adoption of the Tax Cuts and Jobs Act on December 22, 2017, Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder, placed limits on deductibility of compensation in excess of $1.0 million paid in any one year to certain of our named executive officers, unless such compensation qualified as “performance based” as determined under regulations of the U.S. Treasury Department. The non-performance based compensation paid to each of our named executive officers did not exceed the $1.0 million limit per officer in 2017.

Although it considers the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain, and motivate high-caliber executives and to align the executives’ interests with those of our stockholders. Thus, while in the course of structuring our compensation policies the Compensation Committee considers ways to maintain the tax deductibility of the compensation for named executive officers, the Compensation Committee intends to retain the necessary discretion to compensate executives in a manner in keeping with overall compensation goals and strategies.

In addition, the Compensation Committee has considered and will continue to consider the impact of the requirement under Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) that we record in our financial statements the expense incurred when stock options are granted to employees. In addition, the Compensation Committee will examine the tax impact on employees and the potential tax deductions to the Company with respect to the exercise of stock option grants. We do not pay or reimburse any named executive officers for any taxes due upon exercise of a stock option or upon the vesting of a restricted stock award.

2017 Summary Compensation Table

The following table summarizes the compensation during the last three fiscal years (as applicable) to the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Comp ($)		All Other Comp ($)			Total ($)
Mark D. Johnsrud	2017	700,000		699,997		—	—	—		29,284		(3)	1,429,281
Former Chairman of the Board	2016	137,307	(4)	—		—	—	—			15,165		152,472
and Chief Executive Officer (5)	2015	702,692		—		—	—	—			21,361		724,053
Edward A. Lang* Executive Vice President and Chief Financial Officer	2017	125,192		25,000		—	—	—			4,573	(6)	154,765
Joseph M. Crabb	2017	400,000		300,000		—	—	67,905	(7)		23,229	(8)	791,134
Executive Vice President,	2016	401,539		300,000	(9)	—	—	137,238	(10)		15,165		853,942
Chief Legal Officer and Corporate Secretary	2015	401,539		200,000		94,565	211,575	—			17,627		925,306

*	Mr. Lang was hired for his position effective August 23, 2017.
(1)	The amounts reported in this column represent the aggregate grant date fair value of awards of the restricted stock awards or units granted to the named executive officers in each covered fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the award. The assumptions used in the calculations of these amounts are included in Note 16 in the Notes to the Consolidated Financial Statements to the Company’s Form 10-K filed on March 16, 2018.
(2)	The amount reported in this column reflects the aggregate grant date fair value of stock options, in accordance with ASC 718, and do not reflect compensation actually realized by our named executive officers. These stock options vest ratably on an annual basis over three years provided that the option recipient continues to be employed by us on such dates. Additional information regarding the assumptions used to estimate the fair value of the stock option awards is included in Note 16 in the Notes to the Consolidated Financial Statements to the Company’s Form 10-K filed on March 16, 2018.
(3)	The amount reported in this column for fiscal 2017 represents $13,962 in 401(k) match, $12,595 in medical premiums, $334 in dental premiums, $2,237 in disability premiums and $156 in life insurance premiums.
(4)	On January 25, 2016, Mr. Johnsrud voluntarily amended his employment agreement to voluntarily reduce his base salary to $1 for 2016, which could be increased to an amount not exceeding his prior annual base salary of $700,000 at any time by the Company or Mr. Johnsrud. Effective September 26, 2016, the Board reinstated Mr. Johnsrud’s annual base salary back to $700,000.
(5)	As previously disclosed by the Company, Mr. Johnsrud left the Company on March 2, 2018.
(6)	The amount reported in this column for fiscal 2017 represents $2,019 in 401(k) match, $2,099 in medical premiums, $56 in dental premiums, $373 in disability premiums and $26 in life insurance premiums.
(7)	The amount reported in this column for fiscal 2017 represents monthly incentive payments earned under the KEIP for the months of January through July of 2017.
(8)	The amount reported in this column for fiscal 2017 represents $7,907 in 401(k) match, $12,595 in medical premiums, $334 in dental premiums, $2,237 in disability premiums and $156 in life insurance premiums.
(9)	Represents Mr. Crabb’s 2016 bonus, which was paid in early 2017.
(10)	The amount reported in this column for fiscal 2016 represents monthly incentive payments earned under the KEIP for the months of October, November and December of 2016.

Executive Employment Agreements

On April 28, 2017, we entered into an amended and restated employment agreement with Mr. Johnsrud that provided for the terms and conditions of his employment including certain compensation and benefit arrangements, and each with certain payments and benefits in the event the executive’s employment is terminated by us other than for cause or if the executive resigns with good reason. The amended and restated employment agreement with Mr. Johnsrud has a three-year term. After the initial three-year term, on each yearly anniversary thereafter, the employment agreement with Mr. Johnsrud will extend for an additional year unless Mr. Johnsrud or the Company gives notice at least 30 days prior to the end of the term that either party does not wish to extend the term. Mr. Johnsrud has an annual base salary of $700,000, which may be increased by the Board at any time. In addition, Mr. Johnsrud will receive an annual bonus based on terms to be determined by the Board, insurance benefits, and shall be entitled to participate in any of the Company’s current or future incentive compensation and stock option plans.

The amended and restated employment agreement with Mr. Johnsrud further provided that following the Company’s emergence from bankruptcy, Mr. Johnsrud would receive an award of stock options in two tranches to purchase (i) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $475 million and (ii) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $525 million. Each tranche of options will vest in substantially equal installments on the first three anniversaries following the Effective Date. In addition, the amended and restated employment agreement with Mr. Johnsrud also requires the Company to establish a management incentive plan under which shares of common stock of the Company equal to 12.5% of the outstanding equity securities of the Company will be available for issuance, and to issue Mr. Johnsrud, as soon as reasonably practicable following the Effective Date, restricted stock units that represent 7.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis.

On August 23, 2017, the Company entered into an employment agreement with Mr. Lang that provided for the terms and conditions of his employment including certain compensation and benefit arrangements, and each with certain payments and benefits in the event Mr. Lang’s employment is terminated by us other than with cause, or if Mr. Lang resigns with good reason. Pursuant to his employment agreement, Mr. Lang has an annual base salary of $350,000, which shall be reviewed annually by the Board, or the Compensation Committee. Mr. Lang is also eligible to participate in and receive benefits under the Company’s equity-based compensation and executive incentive plans at the discretion of the Board. His agreement also provides for health and vacation benefits available to other officers of the Company. Mr. Lang’s term of office will continue through August 23, 2020, and shall automatically be extended for successive one-year periods unless notice is given pursuant to his employment agreement.

On August 7, 2017, the Company entered into an amended and restated employment agreement with Mr. Crabb that provided for the terms and conditions of his employment including certain compensation and benefit arrangements, and each with certain payments and benefits in the event Mr. Crabb’s employment is terminated by us other than with cause, or if Mr. Crabb resigns with good reason. Pursuant to his amended and restated employment agreement, Mr. Crabb has an annual base salary of $400,000, which shall be reviewed annually by the Board, or the Compensation Committee. The amended and restated employment agreement with Mr. Crabb also provided for the payment of an incentive bonus upon the Company’s emergence from bankruptcy and an additional retention payment that will be earned on April 30, 2018 and payable no later than December 30, 2018. Mr. Crabb is also eligible to participate in and receive benefits under the Company’s equity-based compensation and executive incentive plans at the discretion of the Board. His agreement also provides for health and vacation benefits available to other officers of the Company. Mr. Crabb’s term of office will continue through August 7, 2020, and shall automatically be extended for successive one-year periods unless notice is given pursuant to his amended and restated employment agreement.

Potential Payments upon Termination or Change-in-Control

The table below shows the estimated payments and benefits that will be made to Mr. Johnsrud under various scenarios related to a termination of employment, including termination in connection with a change-in-control of the Company. The table assumes that such termination occurred on December 31, 2017. The actual amounts that would be paid to Mr. Johnsrud can only be determined at the time of an actual termination of employment and may vary from those set forth below. The assumptions that we used in creating the table are set forth directly below. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018, Mr. Johnsrud left the Company on and effective as of March 2, 2018. The benefits provided to Mr. Johnsrud under his Separation Agreement were substantially consistent with the benefits Mr. Johnsrud would have been entitled to receive for termination without cause as of March 2, 2018 but may be different than the benefits described in the table below which reflect a hypothetical termination date of December 31, 2017.

	Mark D. Johnsrud
	Termination Without Cause or For Good Reason	Termination Following Change in Control	Disability	Death
Severance Payments (1)	$1,633,333	$700,000	$—	$—
Bonus (2)	2,099,991	—	—	—
Benefits (3)	68,859	20,490	7,620	7,620
Stock Awards (4)	9,665,852	9,665,852	—	—

Total	$13,468,035	$10,386,342	$7,620	$7,620

(1)	Represents payment of full base salary through the end of the “Initial Term” (as defined in Mr. Johnsrud’s Amended and Restated Employment Agreement dated April 28, 2017) for termination without cause. For change-in-control, represents a lump-sum payment of annual base salary then in effect.
(2)	Represents the greater of (a) the total bonus paid for the last completed year for which bonuses have been paid or (b) the bonus payable for the then current year, paid for each year through the Initial Term. For change-in-control, represents payment of annual discretionary bonus for the year precedent to the year in which the change-in-control occurs. Mr. Johnsrud did not receive a discretionary bonus in fiscal year 2016.
(3)	Represents benefits and other compensation through the Initial Term. For change-in-control, represents the cost of premiums required to continue Mr. Johnsrud’s group health care coverage under the applicable provisions of COBRA for 12 months. If termination is the result of death or disability, medical insurance and other benefits will be paid to executive’s dependents for 12 months following the termination.

(4)	Represents the vesting of 531,675 time-based restricted stock units multiplied by the closing price of the Company’s shares on the NYSE American of $18.18 on December 31, 2017 (this amount does not include (a) options, which were out of the money on December 31, 2017, nor (b) performance-based restricted stock units which would not have vested on December 31, 2017). For disability or death, represents the amount payable under options only, which were out of the money on December 31, 2017.

Total amounts payable upon a change-in-control for Mr. Johnsrud may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code.

Termination without Cause or Resignation for Good Reason. Mr. Johnsrud’s employment agreement provides for the following payments and benefits:

•	Continuation of the payment of Mr. Johnsrud’s base salary through April 28, 2020;

•	Bonus payments through April 28, 2020 based on the greater of the amount equal to the bonus paid in the prior fiscal year or the amount equal to the bonuses that would have been payable for the then current year;

•	Payment of medical and family insurance benefits through April 28, 2020; and

•	Accelerated vesting of all outstanding options, rights, or awards granted or to be granted, other than performance awards which shall remain outstanding pro rata until the end of the applicable performance period.

Change-in-Control. Mr. Johnsrud’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within one year after a change-in-control):

•	Payment of all compensation, including salary and bonus, earned but not yet paid;

•	A lump-sum payment equal to the sum of the amount of Mr. Johnsrud’s annual base salary, the amount of discretionary cash bonus amount paid in the fiscal year prior to the change in control, and the amount equal to the cost of premiums to continue COBRA coverage; and

•	Immediate vesting of any and all options, rights, or awards granted under any of the Company’s incentive compensation or equity compensation plans.

Death or Disability. If Mr. Johnsrud’s employment terminates due to death or disability, his employment agreement entitles him to receive all compensation and prior year bonus earned but not yet paid, pro-rated portion of any current year bonus, and all medical insurance and other benefits Mr. Johnsrud’s dependents would have otherwise been entitled for one year following the date of death or permanent disability.

In order to receive the severance payments and benefits described above, Mr. Johnsrud is required to execute a full general release of claims in favor of the Company.

Good Cause and Good Reason Defined. For purposes of the amended and restated employment agreement, “good cause” is generally defined as the occurrence, at any time, of any of the following: (1) Mr. Johnsrud commits a material breach of the amended and restated employment agreement, (2) Mr. Johnsrud is convicted of, or pleads no contest to, a felony or criminal offense, (3) Mr. Johnsrud is guilty of gross negligence, recklessness, or willful misconduct in connection with or affecting the business or affairs of the Company, (4) Mr. Johnsrud’s material and intentional unauthorized use, misappropriate, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company, (5) Mr. Johnsrud’s willful failure to take actions permitted by law and necessary to implement policies of the Board that the Board has communicated to him in writing, (6) Mr. Johnsrud’s continued failure to devote substantially his full business time, energy and attention to his duties as an executive officer of the Company or its affiliates, following written notice from the Board to Mr. Johnsrud of such failure, or (7) the existence of any condition resulting from Mr. Johnsrud’s current substantial dependence on alcohol, or any narcotic drug or other controlled or illegal substance.

For purposes of the employment agreement, “good reason” generally means (1) an other than de minimis diminution in Mr. Johnsrud’s base salary, (2) a material diminution in Mr. Johnsrud’s authorities, duties and executive responsibilities with the Company, (3) the relocation of the Company’s office to a location outside the Phoenix, Arizona metropolitan area, other than a relocation to the Houston, Texas metropolitan area, (4) a material breach of this Agreement by the Company, or (5) a change in reporting structure of the Company where Mr. Johnsrud is required to report to someone holding a title or position different than the title or position of the person (or the Board in the case of the Chief Executive Officer) that Mr. Johnsrud was required to report to on the Execution Date and following the Effective Date, as applicable.

The table below shows the estimated payments and benefits that will be made to Mr. Lang under various scenarios related to a termination of employment, including termination in connection with a change-in-control of the Company. The table assumes that such termination occurred on December 31, 2017. The actual amounts that would be paid to Mr. Lang can only be determined at the time of an actual termination of employment and may vary from those set forth below. The assumptions that we used in creating the table are set forth directly below.

	Edward A. Lang
	Termination Without Cause or For Good Reason	Termination Following Change in Control	Disability	Death
Severance Payments (1)	$350,000	$700,000	$—	$—
Bonus (2)	—	—	—	—
Benefits (3)	19,729	39,458	—	—
Stock Awards (4)	—	—	—	—
Total	$369,729	$739,458	$—	$—

(1)	Represents a payment of 12 months of base pay if terminated without a change-in-control. For change-in-control, represents a lump-sum of 12 months of base salary and an additional lump-sum of 12 months of base salary.
(2)	Mr. Lang’s employment agreement provides for a lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination occurs if such bonus would have been earned and paid but for the termination without a change-in-control. In the event of a change-in-control, Mr. Lang’s employment agreement provides for a lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination occurs at target. There was no target bonus for Mr. Lang during 2017.
(3)	Represents a lump-sum severance payment equal to 12 months of the Company’s COBRA premiums in effect on the termination date (based on Employee’s coverage status under the Company’s group health plan on the termination date) without a change-in-control. For change-in-control, represents payment equal to 24 months of the Company’s COBRA premiums in effect on the termination date.
(4)	Mr. Lang’s employment agreement provides for full vesting of all then outstanding equity awards (other than awards whose vesting is based on performance-based criteria – which are subject to pro rata accelerated vesting if and to the extent the performance criteria are ultimately satisfied) for a termination without a change-in-control or the executive’s death or disability. In the event of a change-in-control, Mr. Lang’s employment agreement provides for full vesting of all outstanding equity awards, including performance-based awards. There were no equity awards outstanding for Mr. Lang during 2017.

Termination without Cause or Resignation for Good Reason. Mr. Lang’s employment agreement provides for the following payments and benefits:

•	Payment of 12 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 12 months of the Company’s COBRA premiums in effect on the termination date;

•	Payment of at least 100% of the bonus attributable to the fiscal year during which the termination date occurs if such bonus would have been earned and paid but for the termination of Mr. Lang’s employment; and

•	Full vesting of all then outstanding equity awards (other than awards whose vesting is based on performance-based criteria – which are subject to pro rata accelerated vesting if and to the extent the performance criteria are ultimately satisfied).

Change-in-Control. Mr. Lang’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within six months prior to, or one year after, a change-in-control):

•	Lump-sum payment of an amount equal to 24 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 24 months of the Company’s COBRA premiums in effect on the termination date;

•	A lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination date occurs at target; and

•	Full vesting of all outstanding equity awards, including performance-based awards.

Death or Disability. If Mr. Lang’s employment terminates due to death or disability, his employment agreement provides for full vesting of all then outstanding equity awards (other than awards whose vesting is based on performance-based criteria – which are subject to pro rata accelerated vesting if and to the extent the performance criteria are ultimately satisfied). In order to receive the severance payments and benefits described above, Mr. Lang is required to execute a full general release of claims in favor of the Company.

Cause and Good Reason Defined. For purposes of the employment agreement, “cause” is generally deemed to exist, subject to applicable notice and cure provisions, if the executive at any time: commits a material breach of his employment agreement, is guilty of gross negligence, recklessness or willful misconduct in connection with or affecting the business or affairs of the Company, engages in material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company, alcohol or substance abuse that interferes with executive’s ability to discharge the duties and responsibilities of his position, committing a knowing breach of executive’s fiduciary duties to the Company and its stockholders, or is convicted of, or pleads no contest to, a felony criminal offense.

For purposes of the employment agreement, “good reason” generally means a material reduction in base salary, a material reduction in an executive’s authority, duties, and executive responsibilities with the Company, a material change in geographic location(s) at which the executive must perform services or in the location of the Company’s principal office at which the executive renders services, excluding required business travel or a material breach of his employment agreement by the Company. “Good reason” also means a change in direct reporting to anyone other than the Board or CEO of the Company.

The table below shows the estimated payments and benefits that will be made to Mr. Crabb under various scenarios related to a termination of employment, including termination in connection with a change-in-control of the Company. The table assumes that such termination occurred on December 31, 2017. The actual amounts that would be paid to Mr. Crabb can only be determined at the time of an actual termination of employment and may vary from those set forth below. The assumptions that we used in creating the table are set forth directly below.

	Joseph M. Crabb
	Termination Without Cause or For Good Reason	Termination Following Change in Control	Disability	Death
Severance Payments (1)	$800,000	$800,000	$—	$—
Bonus (2)	150,000	150,000	—	—
Benefits (3)	19,729	39,458	—	—
Stock Awards (4)	—	—	—	—

Total	$969,729	$989,458	$—	$—

(1)	Represents a payment of 24 months of base salary if terminated with or without a change-in-control.
(2)	Represents a lump-sum payment equal to 100% of Mr. Crabb’s 2017 retention bonus which would have been payable upon termination. Mr. Crabb’s employment agreement provides for a lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination occurs if such bonus would have been earned and paid but for the termination without a change-in-control. In the event of a change-in-control, Mr. Crabb’s employment agreement provides for a lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination occurs at target. Other than the retention bonus, there was no target bonus for Mr. Crabb during 2017.
(3)	Represents a lump-sum severance payment equal to 12 months of the Company’s COBRA premiums in effect on the termination date (based on Employee’s coverage status under the Company’s group health plan on the termination date) without a change-in-control. For change-in-control, represents payment equal to 24 months of the Company’s COBRA premiums in effect on the termination date.
(4)	Mr. Crabb’s employment agreement provides for full vesting of all then outstanding equity awards (other than awards whose vesting is based on performance-based criteria – which are subject to pro rata accelerated vesting if and to the extent the performance criteria are ultimately satisfied) for a termination without a change-in-control or the executive’s death or disability. In the event of a change-in-control, Mr. Crabb’s employment agreement provides for full vesting of all outstanding equity awards, including performance-based awards. There were no equity awards outstanding for Mr. Crabb as of December 31, 2017.

Total amounts payable upon a change-in-control for Mr. Crabb may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code.

Termination without Cause or Resignation for Good Reason. Mr. Crabb’s employment agreement provides for the following payments and benefits:

•	Payment of 24 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 12 months of the Company’s COBRA premiums in effect on the termination date;

•	Payment of at least 100% of the bonus attributable to the fiscal year during which the termination date occurs if such bonus would have been earned and paid but for the termination of Mr. Crabb’s employment;

•	Full vesting of all then outstanding equity awards (other than awards whose vesting is based on performance-based criteria – which are subject to pro rata accelerated vesting if and to the extent the performance criteria are ultimately satisfied); and

•	Full vesting of retention bonus (in the amount of $150,000 earned on April 30, 2018 and payable not later than December 30, 2018) to the extent not previously vested and paid.

Change-in-Control. Mr. Crabb’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within six months prior to, or one year after, a change-in-control):

•	Lump-sum payment of an amount equal to 24 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 24 months of the Company’s COBRA premiums in effect on the termination date;

•	A lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination date occurs at target;

•	Full vesting of all outstanding equity awards, including performance-based awards; and

•	Full vesting of retention bonus (in the amount of $150,000 earned on April 30, 2018 and payable not later than December 30, 2018) to the extent not previously vested and paid.

Death or Disability. If Mr. Crabb’s employment terminates due to death or disability, his employment agreement provides for full vesting of all then outstanding equity awards (other than awards whose vesting is based on performance-based criteria – which are subject to pro rata accelerated vesting if and to the extent the performance criteria are ultimately satisfied). In order to receive the severance payments and benefits described above, Mr. Crabb is required to execute a full general release of claims in favor of the Company.

Cause and Good Reason Defined. For purposes of the employment agreement, “cause” is generally deemed to exist, subject to applicable notice and cure provisions, if the executive at any time: commits a material breach of his employment agreement, is guilty of gross negligence, recklessness or willful misconduct in connection with or affecting the business or affairs of the Company, engages in material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company, alcohol or substance abuse that interferes with executive’s ability to discharge the duties and responsibilities of his position, committing a knowing breach of executive’s fiduciary duties to the Company and its stockholders, or is convicted of, or pleads no contest to, a felony criminal offense.

For purposes of the employment agreement, “good reason” generally means a material reduction in base salary, a material reduction in an executive’s authority, duties, and executive responsibilities with the Company, a material change in geographic location(s) at which the executive must perform services or in the location of the Company’s principal office at which the executive renders services, excluding required business travel or a material breach of his employment agreement by the Company. “Good reason” also means a change in direct reporting to anyone other than the Board or CEO of the Company.

2017 Director Compensation

Background, Fees, and Awards

Directors of publicly traded companies have substantial responsibilities and time commitments, and there is a competitive market for highly qualified and experienced directors. As such, the Compensation Committee seeks to provide appropriate compensation to directors taking into account these factors.

Historically and prior to our emergence from bankruptcy, our Compensation Committee had determined that the annual retainer for all non-employee members of the Board would be $25,000 per annum, paid in cash in two equal installments, and $75,000 per annum in the form of restricted stock under our 2009 Equity Plan. These restricted stock awards vest in equal one-half increments on each of the two anniversaries following the grant date. However, as a result of our ongoing refinancing and restructuring activities, we did not grant any restricted stock to non-employee members of our Board in 2017 prior to our emergence from bankruptcy. In addition, members of the Board serving on the Audit Committee received a cash payment of $1,000 per Audit Committee meeting attended, with the chair receiving an additional $1,000 per meeting. Directors are also reimbursed for their out-of-pocket expenses incurred when traveling to a Board or committee meeting.

Following our emergence from bankruptcy on the Effective Date, the Compensation Committee recommended and the Board approved compensation for non-employee Board members of $100,000 in cash and, in addition, an annual equity grant. The Compensation Committee also recommended, and the Board approved, additional annual cash compensation for the Chair of the Audit Committee and the Chair of the Compensation Committee in the amounts of $15,000 and $10,000, respectively. The annual equity grant initially was determined to consist of stock options but, on February 22, 2018, prior to issuance and in lieu of any such stock option grants, the Compensation Committee authorized an award of restricted stock under the Directors Plan in the amount of 3,342 shares of restricted stock for service during fiscal year 2018 and an additional partial-year award grant of 1,346 shares of restricted stock for service during the portion of fiscal 2017 following the Effective Date, all of which were granted on March 16, 2018 and will fully vest on the first anniversary of the grant date, subject to accelerated vesting upon death, disability, or the consummation of a Change in Control transaction, and with such grant further subject to ratification of the Directors Plan by shareholders at the 2018 annual meeting. For fiscal years subsequent to fiscal 2018, it is anticipated that the non-employee directors will receive an annual grant of restricted stock with a target grant-date value of $50,000.

2017 Board Compensation Table

The following table provides information on the compensation of the non-employee members of our Board during 2017 prior to the Effective Date. The directors in the table below were deemed to have resigned from the Board as of the Effective Date of August 7, 2017. The compensation paid to Mr. Johnsrud, who is also an employee, is presented above in the Summary Compensation Table and the related tables. Mr. Johnsrud did not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
William M. Austin	$30,000	$—	$30,000
Edward A. Barkett	30,000	—	30,000
Tod C. Holmes	30,000	—	30,000
R.D. “Dan” Nelson	25,000	—	25,000
Alfred E. Osborne, Jr.	35,000	—	35,000
J. Danforth Quayle	25,000	—	25,000
Robert B. Simonds, Jr.	25,000	—	25,000

(1)	Former directors who were members of our Audit Committee received $1,000 in fees per meeting attended, and the former Chair of the Audit Committee (Dr. Osborne) received an additional $1,000 in fees per meeting attended.
(2)	As a result of our refinancing and restructuring, we did not grant any restricted stock to non-employee members of our Board during 2017 prior to our emergence from our chapter 11 proceedings on the Effective Date.

The following table provides information for compensation of the non-employee members of our Board that were appointed on the Effective Date of August 7, 2017.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
John B. Griggs	$45,938	$29,046	$74,984
Michael Y. McGovern	39,946	29,046	68,992
Charles K. Thompson	39,946	29,046	68,992

(1)	Directors receive $100,000 annually. The Audit Committee Chair, Mr. Griggs, receives $15,000 annually for this role.
(2)	Represents award grants of 1,346 shares of restricted stock to each non-employee director for partial service during fiscal 2017, with a grant date fair value of $21.58 calculated pursuant to FASB ASC Topic 718. Issuance of the restricted stock pursuant to such award grants is subject to ratification of the Directors Plan by the Company’s stockholders at the Company’s 2018 annual meeting.

The following table provides information on the stock options and unvested restricted stock held by our directors as of April 11, 2018.

Name	Number of Awards (1)
John B. Griggs	4,688
Michael Y. McGovern	4,688
Charles K. Thompson (2)	4,688

(1)	Represents award grants of restricted stock to each non-employee director for service during fiscal 2018 and partial service during fiscal 2017. Issuance of the restricted stock pursuant to such award grants are subject to ratification of the Directors Plan by the Company’s stockholders at the Company’s 2018 annual meeting.
(2)	Mr. Thompson became Interim Chief Executive Officer on March 2, 2018.

Compensation Committee Interlocks and Insider Participation

Messrs. Quayle (Chair), Nelson and Simonds were all members of the Compensation Committee from January 2, 2017 through our emergence from bankruptcy on the Effective Date. Messrs. Griggs and Thompson were the members of the Compensation Committee from August 7, 2017 through December 31, 2017. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of another company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A. Based on this review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in this Form 10-K/A to be filed with the SEC.

Compensation Committee

/s/ Michael Y. McGovern
Michael Y. McGovern
Chair

/s/ John B. Griggs
John B. Griggs
Committee Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Certain Beneficial Owners and Management

Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them. No shares of common stock held by a director or officer have been pledged as security. The Company is not aware of any arrangement or pledge of common stock that could result in a change of control of the Company.

Unless otherwise indicated, the address for each director and officer is c/o Nuverra Environmental Solutions, Inc., 14624 N. Scottsdale Rd., Suite 300, Scottsdale, Arizona 85254. The information in this table is based on statements in filings with the SEC, or other reliable information available to the Company.

The following table sets forth information known to the Company regarding the beneficial ownership of its common stock as of April 11, 2018 by (i) each director, (ii) each of our named executive officers, and (iii) all executive officers and directors serving as of April 11, 2018 as a group. An individual’s percentage ownership of common stock outstanding is based on 11,695,580 shares of our common stock outstanding as of April 11, 2018. Pursuant to Rule 13d-3(d)(1) under the Exchange Act, shares of common stock subject to stock options currently exercisable or exercisable within 60 days, as well as shares of common stock issuable upon the settlement of vested restricted stock units, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities and the management group but are not deemed outstanding for computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Mark D. Johnsrud (1) Former Chairman of the Board and Chief Executive Officer	1,240,440	(2)	9.589%
Charles K. Thompson Chairman of the Board and Interim Chief Executive Officer	—		—
Edward A. Lang Executive Vice President and Chief Financial Officer	1,000		*
Joseph M. Crabb Executive Vice President, Chief Legal Officer, and Corporate Secretary	—		—
John B. Griggs Director	—		—
Michael Y. McGovern Director	—		—
Shares owned by executive officers and directors as a group	1,241,440	(3)	9.597%

*	Less than 1%
(1)	As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018, Mr. Johnsrud left the Company on and effective as of March 2, 2018.
(2)	Includes 531,618 vested restricted stock units held by Mr. Johnsrud that each represent the right to receive one share of the Company’s common stock, which will be settled in accordance with the terms and conditions set forth in the MIP and any applicable award agreement(s). Also includes 354,411 vested stock options with an exercise price of $37.03 and 354,411 vested stock options with an exercise price of $41.31 held by Mr. Johnsrud that are exercisable within 60 days of the measurement date.
(3)	Includes 531,618 vested restricted stock units held by Mr. Johnsrud that each represent the right to receive one share of the Company’s common stock, which will be settled in accordance with the terms and conditions set forth in the MIP and any applicable award agreement(s). Also includes 354,411 vested stock options with an exercise price of $37.03 and 354,411 vested stock options with an exercise price of $41.31 held by Mr. Johnsrud that are exercisable within 60 days of the measurement date.

The following table sets forth information known to the Company regarding the beneficial ownership of common stock as of April 11, 2018 of persons or groups that own or have the right to acquire more than 5% of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Ascribe II Investments LLC (1) Ascribe III Investments LLC 299 Park Avenue, 34th Floor, New York, NY 10171	5,409,959	46.256%
ECF Value Fund, LP (2) ECF Value Fund II, LP ECF Value Fund International Master, LP 1177 Ave. of Americas, 46th Floor, New York, NY 10036	5,023,279	42.950%

(1)	Ascribe Capital LLC (“Ascribe Capital”) is the investment manager of Ascribe III Investments LLC (“Fund III”). Ascribe Management LLC (“Ascribe Management”) is the investment manager of Ascribe II Investments LLC (“Fund II”, and together with Fund III, the “Ascribe Funds”). The Ascribe Funds hold Common Stock. American Securities LLC (“American Securities”) is the 100% owner of Ascribe Capital and Ascribe Management. Ascribe Opportunities Fund III, L.P. (“Opportunities III”) and Ascribe Opportunities Fund III(B), L.P. (“Opportunities III(B)”) are the sole members of Fund III. Ascribe Associates III, LLC (“Associates III”) is the general partner of Opportunities III and Opportunities III(B). Ascribe Opportunities Fund II, L.P. (“Opportunities II”) and Ascribe Opportunities Fund II(B), L.P. (“Opportunities II(B)”) are the sole members of Fund II. Ascribe Associates II, LLC (“Associates II”) is the general partner of Opportunities II and Opportunities II(B). Lawrence First is the Chief Investment Officer and Managing Director of each of Ascribe Capital and Ascribe Management, which are the investment managers to the Ascribe Funds, and may be deemed to have voting and dispositive power over the shares of Common Stock held by each of the Ascribe Funds. Each of Ascribe Capital, Ascribe Management, American Securities, Associates III, Opportunities III, Opportunities III(B), Associates II, Opportunities II, Opportunities II(B) and Lawrence First may be deemed to share beneficial ownership of the Common Stock held by the Ascribe Funds. Each of Ascribe Capital, Ascribe Management, American Securities, Associates III, Opportunities III, Opportunities III(B), Associates II, Opportunities II, Opportunities II(B) and Lawrence First disclaims beneficial ownership of the Common Stock held by the Ascribe Funds, except to the extent of its pecuniary interests. In accordance with the Plan of Reorganization, Ascribe Capital designated John B. Griggs to serve as a director of the Company. Ascribe Capital has the right to appoint one additional member to the Board at any time in its sole discretion.
(2)	Gates Capital Management, L.P. (“Gates Capital”), acts as the investment manager to certain funds directly holding Common Stock (the “Gates Capital Funds”). Gates Capital Management GP, LLC (the “General Partner”) is the general partner of Gates Capital, with respect to the shares of Common Stock directly held by the Gates Capital Funds. Gates Capital Management, Inc. (the “Gates Corporation”) is the managing member of the General Partner with respect to the shares of Common Stock directly held by the Gates Capital Funds. Jeffrey L. Gates serves as President of the Gates Corporation with respect to the shares of Common Stock directly held by the Gates Capital Funds. Each of Gates Capital, the General Partner, the Gates Corporation and Jeffrey L. Gates, may be deemed to share beneficial ownership of the Common Stock held by the Gates Capital Funds. Each of Gates Capital, the General Partner, the Gates Corporation and Jeffrey L. Gates, disclaims beneficial ownership of the Common Stock held by the Gates Capital Funds except to the extent of its pecuniary interests. In accordance with the Plan of Reorganization, the Gates Corporation designated Michael Y. McGovern and Charles K. Thompson to serve as directors of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights or Vesting of Restricted Stock (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	$—	2,480,880	(1)
Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	2,480,880

(1)	Represents shares of the Company’s securities available for the issuance of awards under the MIP and stock options available for issuance to Mr. Johnsrud pursuant to his amended and restated employment agreement, as of December 31, 2017, which were deemed approved by security holders on the Effective Date as a result of Bankruptcy Court approval of the Plan of Reorganization. Refer to Item 11 for a further discussion of terms of the MIP and stock options, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Our Board has adopted a written policy regarding the review, approval and ratification of any related party transaction. Under this policy, the Board’s Audit Committee will review the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and either approve or disapprove the related party transaction. Any related party transaction may be consummated, and may continue, only if the Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy.

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

Related-Party Transactions with Management

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

Registration Rights Agreement

On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Registration Rights Agreement with certain of our pre-Effective Date creditors that, in the aggregate, received approximately 90% of our common stock on the Effective Date. Pursuant to the Registration Rights Agreement, any holder that, together with its affiliates, (i) beneficially owned 10% of the aggregate outstanding shares of common stock on the Effective Date and (ii) continues to beneficially own at least 5% of the aggregate outstanding shares of common stock (“Demand Holder”), may request registration of its common stock at any time under the Securities Act on Form S-1 (“Long-Form Registration”), if Form S-3 is not available to the Company, or on Form S-3, or any similar short-form registration statement (“Short-Form Registration”), if available. The Company, however, is not required to conduct more than three Long-Form Registrations for each holder, but is required to conduct an unlimited number of Short-Form Registrations for each holder.

In addition, promptly after the Effective Date, the Company is required to use its reasonable best efforts to cause a shelf registration (“Shelf”) on Form S-1 to be declared effective as promptly as reasonably practicable thereafter for the offer and resale of the Common Stock on a delayed or continuous basis. At any time and from time to time after the Shelf has been declared effective, any Demand Holder may request to sell all or any portion of their common stock in an underwritten offering that is registered pursuant to the Shelf, and any holder may participate in such a Shelf takedown. On March 16, 2018, the Company filed a Registration Statement on Form S-1 pursuant to the foregoing obligation.

Pursuant to the Registration Rights Agreement, holders also have customary piggyback registration rights with respect to any offering by the Company under the Security Act. The registration rights are subject to certain conditions and limitations, including our ability to suspend registration statement under certain circumstances. We will generally pay all fees and expenses in connection with our obligations under the Registration Rights Agreement. The rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions.

No separate review of this transaction was performed by the Audit Committee as it was a requirement of the Plan of Reorganization.

Director Independence

We currently have three directors on our Board. Our Corporate Governance Guidelines require us to maintain a board of directors with at least a majority of independent directors. For a director to qualify as independent, the Board must affirmatively determine that the director has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Each member of the Board must meet certain mandatory qualifications for membership on the Board, and the Board as a whole must meet the minimum independence requirements imposed by our Corporate Governance Guidelines, the NYSE American, the SEC, and any other laws and regulations applicable to us. Each member of the Board is required to promptly advise the Chairman of the Board and the Chairman of the Compensation Committee of any matters which, at any time, may affect such member’s qualifications for membership under the criteria imposed by the SEC, any applicable exchange or market, any other laws and regulations or these guidelines, including, but not limited to, such member’s independence.

The Board has affirmatively determined that two of our three Board members, Messrs. Griggs and McGovern, and all Board committee members, are independent under all applicable rules governing independence. In reaching its determination, the Board reviewed the Company’s Corporate Governance Guidelines, SEC rules, NYSE American listing rules, and the individual circumstances of each director and determined that each of the directors identified as independent satisfied the applicable standards. The Board determined that Mr. Thompson does not currently satisfy the independence standards due to his appointment as Interim Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fees and Services

The following is a summary of the independent registered public accounting fees billed to us for professional services rendered by our current auditor Moss Adams LLP (“Moss Adams”) and Hein & Associates LLP (“Hein”) for the fiscal years ended December 31, 2016 and 2017.

Fee Category	Moss Adams LLP 2017(1)	Hein & Associates LLP 2017	Hein & Associates LLP 2016
Audit Fees	$202,250	$100,025	$278,570
Audit Related Fees	$—	$67,200	$15,460
Tax Fees	$—	$—	$—
All Other Fees	$—	$—	$—

Total Fees	$202,250	$167,225	$294,030

(1)	On November 16, 2017, Hein combined with Moss Adams, and Hein’s partners and employees joined Moss Adams. As a result of this combination, on November 16, 2017, Hein resigned as the Company’s independent registered public accounting firm. Concurrent with Hein’s resignation, on and effective as of November 16, 2017, the Audit Committee of the Board approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company to audit the Company’s financial statements for the fiscal year ended December 31, 2017.

Audit fees consist of fees billed for each of 2017 and 2016 for professional services rendered in connection with the audit of our annual Consolidated Financial Statements and reviews of our interim Consolidated Financial Statements included in our periodic reports. All of Moss Adams’ services in auditing the Company’s financial statements for the fiscal year ended December 31, 2017 were performed by full-time permanent employees of Moss Adams.

Audit related fees consist of fees that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees.” For fiscal 2017, this includes fees and audit-related work in connection with our fresh start accounting in fiscal 2017 following our emergence from chapter 11 on the Effective Date.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements and financial schedules are included in Item 8 of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Description

31.3 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on April 19, 2018.

Nuverra Environmental Solutions, Inc.

By:	/s/ CHARLES K. THOMPSON
Name:	Charles K. Thompson
Title:	Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES K. THOMPSON	Chairman of the Board, Interim Chief Executive Officer, and Director (Principal Executive Officer)	April 19, 2018
Charles K. Thompson

*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 19, 2018
Edward A. Lang

*	Vice President, Corporate Controller (Principal Accounting Officer)	April 19, 2018
Stacy W. Hilgendorf
*	Director	April 19, 2018
John B. Griggs
*	Director	April 19, 2018
Michael Y. McGovern

*By: /s/ CHARLES K. THOMPSON
Charles K. Thompson, Attorney-In-Fact**

**	By authority of the power of attorney filed as Exhibit 24.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.