Form 10-Q
period 2018-03-31
Nuverra Environmental Solutions, Inc.
filed 2018-05-09
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2018 was 11,695,580.

PART I —FINANCIAL INFORMATION		6
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of March 31, 2018 (Successor) and December 31, 2017 (Successor)	6
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 (Successor) and the Three Months Ended March 31, 2017 (Predecessor)	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 (Successor) and the Three Months Ended March 31, 2017 (Predecessor)	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	the expected benefits of our completed restructuring under chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) to improve our long-term capital structure;

•	future financial performance and growth targets or expectations;

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

•	the bankruptcy and, as applicable, appellate court’s rulings in our chapter 11 cases, including appeals thereof, and the outcome of our chapter 11 cases in general;

•	the effects of the increased advisory costs to execute a reorganization;

•	our inability to maintain relationships with customers, suppliers, employees and other third parties as a result of our chapter 11 filing;

•	the loss of one or more of our larger customers;

•	our ability to attract and retain key executives and qualified employees in key areas of our business;

•	our ability to attract and retain a sufficient number of qualified truck drivers in light of industry-wide driver shortages and high-turnover;

•
risks associated with our indebtedness, including changes to interest rates, decreases in our borrowing availability, our ability to manage our liquidity needs and to comply with covenants under our credit facilities;

•
the availability of less favorable credit and payment terms due to the recent downturn in our industry, our financial condition, and the chapter 11 proceeding, including more stringent or costly payment terms from our vendors, which may constrain our liquidity and reduce availability under our revolving credit facility;

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

•	higher than forecasted capital expenditures to maintain and repair our fleet of trucks, tanks, equipment and disposal wells;

•	control of costs and expenses;

•	risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuations in the trading prices of our common stock;

•	risks associated with the reliance on third-party analyst and expert market projections and data for the markets in which we operate;

•	risks associated with changes in industry practices and operational technologies and the impact on our business;

•	present and possible future claims, litigation or enforcement actions or investigations;

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

•
risks associated with the operation, construction, development and closure of saltwater disposal wells, solids and liquids treatment and transportation assets, landfills and pipelines, including access to additional locations and rights-of-way, environmental remediation obligations, unscheduled delays or inefficiencies and reductions in volume due to micro- and macro-economic factors or the availability of less expensive alternatives;

•
the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets;

•	changes in economic conditions in the markets in which we operate or in the world generally, including as a result of political uncertainty;

•
reduced demand for our services due to regulatory or other influences related to extraction methods such as hydraulic fracturing, shifts in production among shale areas in which we operate or into shale areas in which we do not currently have operations;

•
the unknown future impact of changes in laws and regulation on waste management and disposal activities, including those impacting the delivery, storage, collection, transportation, treatment and disposal of waste products, as well as the use or reuse of recycled or treated products or byproducts;

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	March 31,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$4,088	$5,488
Restricted cash	2,084	1,296
Accounts receivable, net of allowance for doubtful accounts of $2.3 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively	36,186	30,965
Inventories	3,750	4,089
Prepaid expenses and other receivables	5,822	8,594
Other current assets	107	226
Assets held for sale	9,530	2,765
Total current assets	61,567	53,423
Property, plant and equipment, net of accumulated depreciation of $49.2 million and $35.8 million at March 31, 2018 and December 31, 2017, respectively	202,892	229,874
Equity investments	42	48
Intangibles, net	503	547
Goodwill	27,139	27,139
Deferred income taxes	84	84
Other assets	196	207
Total assets	$292,423	$311,322
Liabilities and Shareholders’ Equity
Accounts payable	$9,602	$7,946
Accrued liabilities	15,458	13,939
Current contingent consideration	500	500
Current portion of long-term debt	5,108	5,525
Derivative warrant liability	669	477
Total current liabilities	31,337	28,387
Long-term debt	32,784	33,524
Other long-term liabilities	6,518	6,438
Total liabilities	70,639	68,349
Shareholders’ equity:
Common stock	117	117
Additional paid-in capital	301,729	290,751
Accumulated deficit	(80,062)	(47,895)
Total shareholders’ equity	221,784	242,973
Total liabilities and shareholders’ equity	$292,423	$311,322
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three months ended March 31,
	2018	2017
Revenue:
Service revenue	$45,527	$35,418
Rental revenue	4,142	3,805
Total revenue	49,669	39,223
Costs and expenses:
Direct operating expenses	41,627	34,289
General and administrative expenses	19,320	12,359
Depreciation and amortization	14,744	12,871
Impairment of long-lived assets	4,131	—
Other, net	599	—
Total costs and expenses	80,421	59,519
Operating loss	(30,752)	(20,296)
Interest expense, net	(1,250)	(14,208)
Other expense, net	(73)	(1,458)
Reorganization items, net	(92)	—
Loss before income taxes	(32,167)	(35,962)
Income tax expense	—	—
Net loss	$(32,167)	$(35,962)

Net loss per common share:
Net loss per basic common share	$(2.75)	$(0.24)

Net loss per diluted common share	$(2.75)	$(0.24)

Weighted average shares outstanding:
Basic	11,696	150,934
Diluted	11,696	150,934
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,167)	$(35,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	14,744	12,871
Amortization of debt issuance costs, net	—	1,756
Accrued interest added to debt principal	119	6,340
Stock-based compensation	10,978	309
Impairment of long-lived assets	4,131	—
Gain on sale of UGSI	(75)	—
(Gain) loss on disposal of property, plant and equipment	(8)	49
Bad debt expense	313	778
Change in fair value of derivative warrant liability	192	1,618
Other, net	149	56
Changes in operating assets and liabilities:
Accounts receivable	(5,534)	(462)
Prepaid expenses and other receivables	(2,573)	(433)
Accounts payable and accrued liabilities	2,110	5,872
Other assets and liabilities, net	368	(78)
Net cash used in operating activities	(7,253)	(7,286)
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	11,881	371
Purchases of property, plant and equipment	(3,380)	(1,029)
Proceeds from the sale of UGSI	75	—
Net cash provided by (used in) investing activities	8,576	(658)
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	—	48,536
Payments on Predecessor revolving credit facility	—	(40,006)
Payments on Successor First and Second Lien Term Loans	(799)	—
Proceeds from Successor revolving facility	55,321	—
Payments on Successor revolving facility	(56,001)	—
Payments on vehicle financing and other financing activities	(456)	(1,468)
Net cash (used in) provided by financing activities	(1,935)	7,062
Net decrease in cash, cash equivalents and restricted cash	(612)	(882)
Cash, cash equivalents and restricted cash - beginning of period	6,784	2,414
Cash, cash equivalents and restricted cash- end of period	$6,172	$1,532

Supplemental disclosure of cash flow information:
Cash paid for interest	$951	$733
Cash paid for taxes, net	52	59

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Our condensed consolidated balance sheet as of December 31, 2017, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or “GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018 (as amended on April 19, 2018, the “2017 Annual Report on Form 10-K”).
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted. Unless stated otherwise, any reference to statement of operations items in these accompanying condensed consolidated financial statements refers to results from continuing operations.
On May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (or “FASB”) issued Accounting Standards Update (or “ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update will be added to the Account Standards Codification (“ASC”) as ASC 606, Revenue from Contracts with Customers, and replaces the guidance in ASC 605, Revenue Recognition. The new guidance in ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services.

On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments (the “new revenue standard”) and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis. See Note 3 for further information on the new standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification and guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and contingent consideration payments made after a business combination. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning January 1, 2018, which did not have a significant impact on the consolidated statement of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and is to be applied retrospectively. The adoption of this guidance did not have a significant impact on our consolidated statement of cash flows, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals.

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our 2017 Annual Report on Form 10-K.

Note 2 - Recently Issued Accounting Pronouncements
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

Note 3 - Revenues

On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under ASC 605, or the accounting guidance in effect for those periods.

Revenue Recognition

Revenues are generated upon the performance of contracted services under formal and informal contracts with customers. Revenues are recognized when the contracted services for our customers are completed in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and usage-based taxes are excluded from revenues. Payment is due when the contracted services are completed in accordance with the payment terms established with each customer prior to providing any services. As such, there is no significant financing component for any of our revenues.

Some of our contracts with customers involve multiple performance obligations as we are providing more than one service under the same contract, such as water transfer services and disposal services. However, our core service offerings are capable of being distinct and also are distinct within the context of contracts with our customers. As such, these services represent separate performance obligations when included in a single contract. We have standalone pricing for all of our services which is negotiated with each of our customers in advance of providing the service. The contract consideration is allocated to the individual performance obligations based upon the standalone selling price of each service, and no discount is offered for a bundled services offering.

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three months ended March 31, 2018 and March 31, 2017:

	Successor
	For the Three Months Ended March 31, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$21,260	$8,019	$8,111	$—	$37,390
Disposal Services	3,612	777	1,236	—	5,625
Other Revenue	2,124	254	134	—	2,512
Total Service Revenue	26,996	9,050	9,481	—	45,527

Rental Revenue	3,774	63	305	—	4,142

Total Revenue	$30,770	$9,113	$9,786	$—	$49,669

	Predecessor
	For the Three Months Ended March 31, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$16,496	$6,647	$6,130	$—	$29,273
Disposal Services	2,594	321	543	—	3,458
Other Revenue	1,830	771	86	—	2,687
Total Service Revenue	20,920	7,739	6,759	—	35,418

Rental Revenue	3,365	18	422	—	3,805

Total Revenue	$24,285	$7,757	$7,181	$—	$39,223

Water Transfer Services

The majority of our revenues are from the removal and disposal of flowback and produced saltwater originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and hydraulic fracturing activities by trucks or through temporary or permanent water transport pipelines. Water transfer rates for trucking are generally based upon a fixed fee per barrel of disposal water, but in certain circumstances may be based upon an hourly rate. Revenue is recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our saltwater pipeline are priced at a fixed fee per disposal barrel transferred, with revenues recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

Disposal Services

Revenues for disposal services are generated through fees charged for disposal of oilfield wastes in our landfill and disposal of fluids in our disposal wells. Disposal rates are generally based on a fixed fee per barrel of disposal water, with revenues recognized once the disposal has occurred. The performance obligation for disposal services is considered complete once the disposal occurs. Therefore, disposal services revenues are recognized at a point in time.

Other Revenue

Other revenue primarily includes revenues from small-scale construction or maintenance projects and the sale of “junk” or “slop” oil obtained through the skimming of disposal water. Under the new revenue standard, revenue for construction and maintenance projects, which generally span approximately two to three months, will be recognized over time under the milestone method which is considered an output method. We believe that this output method is appropriate for our construction business as when we negotiate such contracts we create milestone billings based upon when we anticipate incurring project costs and when we transfer goods and services to our customers. Additionally, since our construction contracts are short term in nature, we believe the contractual milestone dates occur close together over time such that there is no risk that we would not recognize revenue for goods or services transferred to the customer. All construction costs are expensed as incurred. Under the new revenue standard, revenue will be recognized for “junk” or “slop” oil at a point in time once the goods are transferred.

Rental Revenue

We generate rental revenue from the rental of tanks and other equipment. Rental rates are based upon negotiated rates with our customers and revenue is recognized over the rental service period. Revenues from rental equipment are not within the scope of the new revenue standard, but rather are recognized under ASC 840, Leases. When ASC 842, Leases, becomes effective on January 1, 2019, the Company will continue to recognize the revenues from rental equipment under this new standard as a lessor.

Practical Expedients

The new revenue standard requires the transaction price to exclude amounts collected on behalf of third parties. However, the new revenue standard also provides a practical expedient to allow entities to make an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority. Upon implementing the new revenue standard we adopted this practical expedient and have excluded sales and usage-based taxes from the transaction price, rather than making a jurisdiction-by-jurisdiction assessment.

Note 4 - Earnings Per Common Share
Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2018 and 2017, no shares of common stock, underlying stock options, restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net loss per common share, as well as the potentially dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(32,167)	$(35,962)

Denominator:
Weighted average shares—basic	11,696	150,934
Common stock equivalents	—	—
Weighted average shares—diluted	11,696	150,934

Net loss per common share:
Net loss per basic common share	$(2.75)	$(0.24)

Net loss per diluted common share	$(2.75)	$(0.24)

Dilutive stock-based awards excluded:
Stock options	—	—
Restricted stock awards and units	284	—
Warrants	—	24,277
Total	284	24,277

Anti-dilutive stock-based awards excluded:	985	593

Note 5 - Intangible Assets

Intangible assets consist of the following:

	Successor
	March 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	594	(91)	503	5.9	594	(47)	547	6.2
	$594	$(91)	$503	5.9	$594	$(47)	$547	6.2

The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Note 6 - Assets Held for Sale and Impairment
During the three months ended March 31, 2018, management approved a plan to sell certain assets located in the Southern division as a result of exiting the Eagle Ford Shale area. See Note 11 for additional details on the exit of the Eagle Ford Shale area.

As a result, we began to actively market these assets, which we expect to sell within one year. In addition, management approved a plan to sell certain assets, primarily tanks, located in the Northeast division, that are expected to sell within one year. In accordance with applicable accounting guidance, the assets were recorded at the lower of net book value or fair value less costs to sell and reclassified to Assets Held for Sale during the first quarter. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of the assets reclassified as held for sale during the quarter was lower than its net book value, an impairment charge of $4.1 million was recognized during the three months ended March 31, 2018. Of the $4.1 million recorded, $4.0 million relates to the Southern division and $0.1 million relates to the Northeast division, and is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

Note 7 - Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

	Successor
	March 31, 2018	December 31, 2017
Derivative warrant liability	$669	$477
Contingent consideration	500	500
Derivative Warrant Liability
Our derivative warrant liability is adjusted to reflect the estimated fair value at each quarter end, with any decrease or increase in the estimated fair value recorded in “Other expense, net” in the condensed consolidated statements of operations. We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo simulation model. The key inputs in determining our derivative warrant liability typically include our stock price, the volatility of our stock price, and the risk free interest rate. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter.
Upon emergence from chapter 11 on the Effective Date, all existing warrants outstanding under the Predecessor Company were canceled under the Plan. Additionally, on the Effective Date, pursuant to the Plan we issued to the holders of our pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01. The warrants issued by the Successor Company were also determined to be derivative liabilities.

The following table provides a reconciliation of the beginning and ending balances of the Successor “Derivative warrant liability” presented in the condensed consolidated balance sheet for the three months ended March 31, 2018, and the five months ended December 31, 2017.

	Successor
	Three Months Ended	Five Months Ended
	March 31, 2018	December 31, 2017
Balance at beginning of period	$477	$—
Issuance of warrants	—	717
Adjustments to estimated fair value	192	(240)
Balance at end of period	$669	$477
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
On June 28, 2017, certain of the Nuverra Parties filed a motion with the Bankruptcy Court seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal Oilfield Disposal LLC acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit has been classified as current, as these permits and certificates are expected to be received within one year.

Changes to the fair value of contingent consideration are recorded as “Other expense, net” in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes to contingent consideration obligations during the three months ended March 31, 2018 and five months ended December 31, 2017, were as follows:

	Successor
	Three Months Ended	Five Months Ended
	March 31, 2018	December 31, 2017
Balance at beginning of period	$500	$1,000
Cash payments	—	(500)
Balance at end of period	500	500
Less: current portion	(500)	(500)
Long-term contingent consideration	$—	$—

Note 8 - Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2018 and December 31, 2017:

	Successor
	March 31, 2018	December 31, 2017
Accrued payroll and employee benefits	$4,399	$3,304
Accrued insurance	2,374	2,701
Accrued legal	1,058	1,749
Accrued taxes	1,462	2,362
Accrued interest	148	161
Accrued operating costs	5,303	2,663
Accrued other	714	999
Total accrued liabilities	$15,458	$13,939

Note 9 - Debt
Debt consisted of the following at March 31, 2018 and December 31, 2017:

			Successor
			March 31, 2018		December 31, 2017
	Interest Rate	Maturity Date	Fair Value of Debt (d)	Carrying Value of Debt	Carrying Value of Debt
Successor Revolving Facility (a)	6.92%	Aug. 2020	—	—	—
Successor First Lien Term Loan (b)	8.92%	Aug. 2020	13,750	13,750	14,285
Successor Second Lien Term Loan (b)	11.00%	Feb 2021	20,856	20,856	21,000
Vehicle financings (c)	4.88%	Various	3,286	3,286	3,764
Total debt			$37,892	37,892	39,049
Less: current portion of long-term debt				(5,108)	(5,525)
Long-term debt				$32,784	$33,524
_____________________

(a)	The interest rate presented represents the interest rate on the $30.0 million Successor Revolving Facility as of March 31, 2018.

(b)
Interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%. Interest on the Successor Second Lien Term Loan accrues at both an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018, and on or after February 7, 2018, at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month.

(c)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 4.88%, which mature in varying installments between 2018 and 2020.

(d)
Our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan, and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below.
Indebtedness
As of March 31, 2018, we had $37.9 million of indebtedness outstanding, consisting of $13.8 million under the Successor First Lien Term Loan (as defined herein), $20.9 million under the Successor Second Lien Term Loan (as defined herein), and $3.3 million of capital leases for vehicle financings.

First Lien Credit Agreement
On the Effective Date, pursuant to the Plan, the Company entered into a $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”) (i) to repay obligations outstanding under the Predecessor asset-based lending facility and debtor in possession asset-based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes. The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.
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
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of March 31, 2018, we were in compliance with all covenants.

Second Lien Term Loan Credit Agreement
On the Effective Date, pursuant to the Plan, the Company also entered into a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington Savings Fund Society, FSB, as administrative agent (the “Second Lien Term Loan Agent”) and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company a $26.8 million second lien term loan facility (the “Successor Second Lien Term Loan”), of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million (“Delayed Draw Term Loan”) is available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement. The Second Lien Term Loan Lenders extended the Successor Second Lien Term Loan, among other things, (i) to repay obligations outstanding under the Predecessor asset-based lending facility and debtor in possession asset-based revolving facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses and other general corporate purposes.
The Successor Second Lien Term Loan matures on February 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. The principal amount of the Successor Second Lien Term Loan shall be repaid in installments of $263.2 thousand beginning on October 1, 2017, and the first day of each fiscal quarter thereafter prior to maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018 (or such later date as the Company may select in accordance with the terms of the Second Lien Term Loan Agreement) and, on or after February 7, 2018 (or such later date) at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Second Lien Term Loan Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of March 31, 2018, we were in compliance with all covenants.

Note 10 - Derivative Warrants
Predecessor Warrants
During the year ended December 31, 2016, we issued 26.4 million warrants, with 17.5 million warrants for the exchange of the 2018 Notes for new 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the “2021 Notes”), 0.1 million warrants for the exchange of the 2018 Notes for common stock, and 8.8 million warrants to the lenders under the Predecessor Term Loan. All warrants were issued with an exercise price of $0.01 and have a term of ten years.
Upon emergence from chapter 11 on the Effective Date, all existing warrants outstanding under the Predecessor Company were canceled under the Plan. The following table shows the Predecessor warrant activity for the three months ended March 31, 2017:

Predecessor
Three Months Ended
March 31, 2017
Outstanding at the beginning of the period	25,283
Issued	—
Exercised	(2)
Outstanding at the end of the period	25,281

Successor Warrants

Pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01.
The following table shows the Successor warrant activity for the three months ended March 31, 2018:

Successor
Three Months Ended
March 31, 2018
Outstanding at the beginning of the period	118
Issued	—
Exercised	—
Outstanding at the end of the period	118
Fair Value of Warrants
We accounted for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the shareholders’ equity section of the entity’s balance sheet. We determined that the Predecessor warrants were ineligible for equity classification due to the anti-dilution provisions in the contract, and the Successor warrants were ineligible for equity classification as the warrants are not indexed to our common stock. As such, the warrants were recorded as derivative liabilities at fair value in the condensed consolidated balance sheet. The warrants are classified as a current liability in the condensed consolidated balance sheet as they could be exercised by the holders at any time.
As discussed previously in Note 7, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other expense, net” in the condensed consolidated statement of operations.

The fair value of the derivative warrant liability was estimated using the following model inputs:

	Successor	Predecessor
	Period Ended March 31,
	2018	2017
Exercise price	$39.82	$0.01
Closing stock price	$23.13	$0.24
Risk free rate	2.62%	2.40%
Expected volatility	37.02%	84.20%

Note 11 - Restructuring and Exit Costs
Eagle Ford Shale Area
On March 1, 2018, the Board of Directors (the “Board”) determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area in order to focus on other opportunities. The Board considered a number of factors in making this determination, including among other things, the historical and projected financial performance of the Company’s operations in the Eagle Ford Shale area, pricing for the Company’s services, capital requirements and projected returns on additional capital investment, competition, scope and scale of the Company’s operations, and recommendations from management. As a result, the Company is in the process of exiting the Eagle Ford Shale area and has begun divesting the assets used in the operation of our business in that basin. The Company expects to complete the closure of our business in the Eagle Ford Shale area by the end of the second quarter of fiscal 2018.

Based upon the costs incurred in connection with the initial phases of the exit, we currently estimate the total costs of the exit to be approximately $1.2 million, $0.6 million of which we recorded in the three months ended March 31, 2018. Additional costs are expected to be recorded in the second quarter of 2018 as they are incurred. The charges are characterized as “Other, net” in the condensed consolidated statement of operations for the three months ended March 31, 2018. Such costs consisted of the following and all related to the Southern operating segment:

Successor
Three Months Ended
March 31, 2018
Severance and termination benefits	$226
Contract termination costs and exit costs	373
Total restructuring and exit costs for Eagle Ford	$599

The remaining liability, shown below, totaled approximately $0.5 million as of March 31, 2018 and is included in Accrued liabilities in the condensed consolidated balance sheet. A rollforward of the liability from December 31, 2017 through March 31, 2018 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Balance accrued at beginning of period - Successor	$—	$—	$—	$—
Restructuring and exit-related costs	226	37	336	599
Cash payments	(14)	—	(36)	(50)
Balance accrued at end of period - Successor	$212	$37	$300	$549
_____________________
(a) Employee termination costs consist primarily of severance and related costs.
(b) Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.

(c) Other exit costs include costs related to the movement of vehicles, tanks and rental fleet in connection with the exit from the Eagle Ford Shale area.
Mississippian Shale Area and Tuscaloosa Marine Shale Logistics Business
In March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the Mississippian shale area and the Tuscaloosa Marine Shale logistics business. Additionally, we closed certain yards within the Northeast and Southern divisions and transferred many of the related assets to our other operating locations. The total costs of the restructuring recognized in 2015 were approximately $7.1 million, and included severance and termination benefits, lease exit costs, other exits costs related to the movement of vehicles and rental fleet, and an asset impairment charge.
There were no similar restructuring or exit costs incurred during the three months ended March 31, 2018 or March 31, 2017. The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.1 million as of March 31, 2018, which is included in Accrued liabilities in the condensed consolidated balance sheet.
A rollforward of the liability from December 31, 2017 through March 31, 2018 is as follows:

Lease Exit Costs
Balance accrued at beginning of period - Successor	$82
Cash payments	(13)
Balance accrued at end of period - Successor	$69

Note 12 - Income Taxes

We recorded no income tax benefit or expense in the current quarter or the same quarter of the prior year. As a result, the effective income tax rate for three months ended March 31, 2018, was 0.0%, which differs from the federal statutory benefit rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three months ended March 31, 2017 was 0.0%, which differs from the federal statutory rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate statutory income tax rates from 35% to 21%, changes to net operating loss (“NOL”) carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities as of December 22, 2017 using the new statutory rate and have reflected this revaluation in our effective tax rate reconciliation. As we are subject to a valuation allowance, there was no material impact to our tax provision at either March 31, 2018 or December 31, 2017.

We have significant deferred tax assets, consisting primarily of NOLs, which have a limited life, generally expiring between the years 2031 and 2038, and capital losses, which have a five year carryforward expiring in 2020. We regularly assess the positive and negative evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at March 31, 2018 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for the remainder of 2018.

Note 13 - Share-based Compensation
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

On February 22, 2018, the Compensation Committee authorized the grant of performance-based restricted stock units (“PRSUs”) and time-based restricted stock units (“TRSUs”) under the Incentive Plan to Mr. Johnsrud, Edward A. Lang, the Company’s Executive Vice President and Chief Financial Officer, and Joseph M. Crabb, the Company’s Executive Vice President and Chief Legal Officer. On or after the applicable vesting date, the PRSUs and TRSUs will be settled for shares of common stock if all applicable conditions have been met. Mr. Johnsrud received 531,618 PRSUs, which initially were scheduled to vest in equal installments on the first two anniversaries of the Effective Date, but which partially vested on his Separation Date (as described below). Mr. Lang and Mr. Crabb each received an award of 62,022 PRSUs, which vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2020. Vesting of the PRSUs is subject to the achievement of pre-established performance targets during the applicable performance measurement periods. Mr. Johnsrud received 531,618 TRSUs, which were scheduled to vest in three equal installments on the date of grant, which was February 23, 2018, and the first two anniversaries of the Effective Date, but which vested in full on his Separation Date (as described below). Mr. Lang and Mr. Crabb each received an award of 62,022 TRSUs, which vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2020.

On February 22, 2018, the Compensation Committee adopted the 2018 Restricted Stock Plan for Directors (the “Restricted Stock Plan”), which is subject to ratification by the Company’s shareholders at the Company’s 2018 Annual Meeting. The Restricted Stock Plan provides for the grant of restricted stock to the non-employee directors of the Company. The Restricted Stock Plan limits the shares that may be issued thereunder to 100,000 shares of common stock. On February 22, 2018, the Compensation Committee authorized award grants of restricted stock to the current non-employee directors of the Company, which will be issued upon ratification of the Restricted Stock Plan by the Company’s shareholders at the Company’s 2018 annual meeting. Each non-employee director received 4,688 shares of restricted stock for service during part of fiscal year 2017 and for fiscal 2018, all of which will fully vest on the first anniversary of the grant date.

The total grants awarded during the three months ended March 31, 2018 are presented in the table below:

Successor
Three Months Ended
March 31, 2018
Stock option grants	—
Restricted stock grants	14
Restricted stock unit grants	1,311
Total grants in the Successor period	1,325
On March 2, 2018, the Company announced that Mr. Johnsrud was leaving the Company, effective as of March 2, 2018 (the “Separation Date”). Pursuant to a Separation Agreement and Mutual Release entered into between Mr. Johnsrud and the Company on the Separation Date, Mr. Johnsrud vested in the following: (a) 354,412 unvested TRSUs that were granted on February 22, 2018; and (b) 708,822 unvested stock options that were granted on February 23, 2018, which will remain exercisable through the first anniversary of the Separation Date. Vested restricted stock units subject to time based vesting will be settled in accordance with the terms and conditions set forth in the Nuverra Environmental Solutions, Inc. 2017 Long Term

Incentive Plan and any applicable award agreement(s). Additionally, Mr. Johnsrud will continue to hold 88,603 PRSUs that were granted on February 22, 2018 and have a performance period that began on January 1, 2018 and ends on June 30, 2018 and such PRSUs will be eligible to vest, if at all, and be settled based on actual performance achieved at the end of the performance period. All other unvested equity awards granted to Mr. Johnsrud under the Incentive Plan were canceled as of the Separation Date.
The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 was as follows:

Successor
Three Months Ended
March 31, 2018
Stock options	$(788)
Restricted stock	—
Restricted stock units	11,766
Total expense	$10,978
Predecessor Share-based Compensation
Prior to the Effective Date, we granted stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other share-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”). On the Effective Date pursuant to the Plan, all of the pre-Effective Date share-based compensation awards issued and outstanding under the 2009 Plan were canceled and there were no additional grants awarded during the three months ended March 31, 2017 under the 2009 plan.

The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 was as follows:

Predecessor
Three Months Ended
March 31, 2017
Stock options	$65
Restricted stock	66
Restricted stock units	178
Total expense	$309

Note 14 - Legal Matters
Environmental Liabilities
We are subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. Our operations are subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources, the Pennsylvania Department of Environmental Protection, the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, the North Dakota State Water Commission, the Montana Department of Environmental Quality and the Montana Board of Oil and Gas, among others. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. We have installed safety, monitoring and environmental protection equipment such as pressure sensors and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheet at March 31, 2018 and December 31, 2017 did not include any accruals for environmental matters.

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
We believe that we have valid defenses with respect to legal matters pending against us. Based on our experience, we also believe that the damage amounts claimed in pending lawsuits are not necessarily a meaningful indicator of our potential liability. Litigation is inherently unpredictable, and it is possible that our results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against us. We do not expect that the outcome of other current claims and legal actions not discussed below will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Confirmation Order Appeal

On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court of the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors’ committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal. Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the District Court. The District Court has scheduled oral arguments for the pending appeal on May 14, 2018. The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the appeal will not affect the finality, validity and enforceability of the Confirmation Order.

Note 15 - Related Party and Affiliated Company Transactions
There have been no significant changes to the other related party transactions as described in Note 21 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.
Note 16 - Segments
We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. Our shale solutions business is comprised of three operating divisions, which we consider to be operating and reportable segments of our operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville and Eagle Ford Shale (recently closed) areas and (3) the Rocky Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and certain other corporate assets.

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
Three months ended March 31, 2018 - Successor
Revenue	$30,770	$9,113	$9,786	$—	$49,669
Direct operating expenses	26,346	7,814	7,467	—	41,627
General and administrative expenses	1,276	762	578	16,704	19,320
Depreciation and amortization	6,289	4,306	4,124	25	14,744
Operating loss	(3,141)	(3,838)	(7,044)	(16,729)	(30,752)
Reorganization items, net	—	1	—	(93)	(92)
Loss before income taxes	(3,202)	(3,899)	(7,111)	(17,955)	(32,167)

As of March 31, 2018 - Successor
Total assets (a)	131,530	49,396	100,583	10,914	292,423

Three months ended March 31, 2017 - Predecessor
Revenue	24,285	7,757	7,181	—	39,223
Direct operating expenses	21,232	7,957	5,100	—	34,289
General and administrative expenses	1,947	769	1,031	8,612	12,359
Depreciation and amortization	6,785	2,513	3,519	54	12,871
Operating loss	(5,679)	(3,482)	(2,469)	(8,666)	(20,296)
Loss before income taxes	(5,701)	(3,602)	(2,527)	(24,132)	(35,962)

As of December 31, 2017 - Successor
Total assets (a)	137,213	54,218	111,457	8,434	311,322
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.

(b)    Includes Eagle Ford Shale area. See Note 11 for a discussion regarding the Company’s plan to close its business operations in the Eagle Ford Shale area by the end of the second quarter of fiscal 2018.

Note 17 - Subsidiary Guarantors
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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly owned subsidiaries (the “Guarantor Subsidiaries”) for the three months ended March 31, 2017.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$39,223	$—	$39,223
Costs and expenses:
Direct operating expenses	—	34,289	—	34,289
General and administrative expenses	8,612	3,747	—	12,359
Depreciation and amortization	54	12,817	—	12,871
Total costs and expenses	8,666	50,853	—	59,519
Operating loss	(8,666)	(11,630)	—	(20,296)
Interest expense, net	(13,948)	(260)	—	(14,208)
Other (loss) income, net	(1,518)	66	—	(1,452)
(Loss) income from equity investments	(11,830)	(6)	11,830	(6)
(Loss) income before income taxes	(35,962)	(11,830)	11,830	(35,962)
Income tax expense	—	—	—	—
Net (loss) income	$(35,962)	$(11,830)	$11,830	$(35,962)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(9,717)	$2,431	$(7,286)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	371	371
Purchase of property, plant and equipment	—	(1,029)	(1,029)
Net cash used in investing activities	—	(658)	(658)
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	48,536	—	48,536
Payments on Predecessor revolving credit facility	(40,006)	—	(40,006)
Payments on vehicle financing and other financing activities	(7)	(1,461)	(1,468)
Net cash provided by (used in) financing activities	8,523	(1,461)	7,062
Net (decrease) increase in cash	(1,194)	312	(882)
Cash, cash equivalents and restricted cash - beginning of period	2,217	197	2,414
Cash, cash equivalents and restricted cash - end of period	$1,023	$509	$1,532

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our 2017 Annual Report on Form 10-K and in our other filings with the SEC for a description of important factors that could cause actual results to differ from expected results.
Company Overview

Nuverra is a leading provider of comprehensive, full-cycle environmental solutions to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. We provide total environmental solutions and wellsite logistics management, including delivery, collection, treatment and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas.
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•	Oil shale area: includes our operations in the Bakken Shale area.

•	Natural gas shale areas: includes our operations in the Marcellus, Utica, and Haynesville Shale areas.
We support our customers’ demand for diverse, comprehensive and regulatory compliant environmental solutions required for the safe and efficient drilling, completion and production of oil and natural gas from shale formations.

Our service offering focuses on providing comprehensive environmental and logistics management solutions within three primary groups:

•	Logistics and Wellsite Services: Delivery of freshwater to wellsites, freshwater procurement and transfer services, staging and storage of equipment and materials and rental of wellsite equipment.

•
Water Midstream: Collection and transportation of produced and flowback water from wellsites to disposal network via truck or fixed pipeline system; supply of freshwater for drilling and completion via pipeline system; provision and operation of gathering systems for collection and transportation of produced and flowback water to disposal wells.

•	Disposal Wells and Landfill: Disposal of liquid waste water from well completion operations and well production; disposal of solid drilling waste.
We utilize a broad array of assets to meet our customers’ logistics and environmental management needs. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. We continue to grow our suite of solutions for customers who demand safety, environmental compliance and accountability from their service providers. While we have agreements in place with certain of our customers to establish pricing for our services and various other terms and conditions, these agreements typically do not contain minimum volume commitments or otherwise require the customer to use us to provide covered services.  Accordingly, our customer agreements generally provide the customer the ability to change the relationship by either insourcing some or all services historically provided or by contracting with other service providers.  As a result, even with respect to customers with which we have an agreement to establish pricing, the revenue we ultimately receive from that customer, and the mix of revenue among lines of services provided, is unpredictable and subject to significant variation over time.

In order to address our liquidity issues due to the prolonged depression in oil and natural gas prices that began in 2014, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on May 1, 2017 to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. Although the Nuverra Parties emerged from bankruptcy on the Effective Date, the bankruptcy cases will remain pending until closed by the Bankruptcy Court.

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
Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale basins in which we operate, in particular the level of drilling and completion activities (which impacts the amount of environmental waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling and completion activities in the oil and natural gas industry are affected by the market prices (or anticipated prices) for those commodities.

Oil prices improved throughout 2017 and continued to improve in the first quarter of 2018. Average rig count in our active basins increased 27.6% year over year to 245 in the first quarter of 2018 and completed wells in those basins increased 36.5% year over year to 1,250. As a result, we saw drilling and completion activities increase in all of our active basins in the first quarter of 2018 as compared with the first quarter of 2017. We would expect continued stability in oil prices or further price growth to lead to increased drilling and completion activities by our customer base throughout 2018 as compared with 2017. We believe increased drilling and completion activities would likely lead to a higher demand for our services; however, there is no guarantee that oil prices will remain stable or increase, that drilling and completion activities in basins will continue to increase, or that we will see an increase in a demand for our services in 2018.
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have assembled through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken, Marcellus, and Utica shale basins, (v) labor costs, which we saw increase during 2017, (vi) developments in governmental regulations, (vii) seasonality and weather events (viii) pricing and (ix) our health, safety and environmental performance record.

The following table summarizes our total revenues by oil and gas shale area, loss before income taxes, and net loss for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Successor	Predecessor
	Three months ended March 31,
	2018	2017
Revenue - from predominantly oil shale areas (a)	$32,902	$26,392
Revenue - from predominantly gas shale areas (b)	16,767	12,831
Total revenue	$49,669	$39,223

Loss before income taxes	$(32,167)	$(35,962)
Net loss	(32,167)	(35,962)

(a)	Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken and Eagle Ford Shale areas.

(b)	Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Utica and Haynesville Shale areas.
The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2017 Annual Report on Form 10-K.

Results of Operations
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor	Predecessor
	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	2018 vs 2017
Service revenue	$45,527	$35,418	$10,109	28.5%
Rental revenue	4,142	3,805	337	8.9%
Total revenue	49,669	39,223	10,446	26.6%
Costs and expenses:
Direct operating expenses	41,627	34,289	7,338	21.4%
General and administrative expenses	19,320	12,359	6,961	56.3%
Depreciation and amortization	14,744	12,871	1,873	14.6%
Impairment of long-lived assets	4,131	—	4,131	100.0%
Other, net	599	—	599	100.0%
Total costs and expenses	80,421	59,519	20,902	35.1%
Operating loss	(30,752)	(20,296)	10,456	51.5%
Interest expense, net	(1,250)	(14,208)	(12,958)	(91.2)%
Other expense, net	(73)	(1,458)	(1,385)	(95.0)%
Reorganization items, net	(92)	—	92	100.0%
Loss before income taxes	(32,167)	(35,962)	(3,795)	(10.6)%
Income tax expense	—	—	—	—%
Net loss	$(32,167)	$(35,962)	$(3,795)	(10.6)%
Service Revenue
Service revenue consists of fees charged to customers for the removal and disposal of flowback and produced water originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and completion activities by trucks or through temporary or permanent water transport pipelines. Service revenue also includes fees for solids management services. Service revenue for the three months ended March 31, 2018 was $45.5 million, up $10.1 million, or 28.5%, from $35.4 million in the prior year period. Service revenue growth was driven primarily by trucking price and activity improvement in the Rocky Mountain and Northeast divisions along with significant growth in pipeline and disposal volumes in the Southern division.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended March 31, 2018 was $4.1 million, up $0.3 million, or 8.9%, from $3.8 million in the prior year period. The increase was the result of higher utilization of our rental equipment fleet and improved pricing in conjunction with the increase in drilling and completion activities due to higher oil prices.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2018 increased $7.3 million to $41.6 million compared to the prior year period. The increase in direct operating expenses is attributable to higher revenues resulting from increased demand for our services due to an increase in the number of average operating drilling rigs in the basins we serve from those operating in the same period in the prior year. Included in these costs is the increased reliance on higher cost third party or subcontracted truck drivers due to a continued inability to recruit and retain enough full-time drivers to satisfy customer demand, in particular in our Rocky Mountain division. Our Northeast division experienced increased costs due to an extended period of severe winter weather during the first three months of 2018. The Company experienced canceled shifts and jobs, slower route times and other inefficiencies related to driving in winter weather conditions.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2018 were $19.3 million, up $7.0 million, or 56.3% from $12.4 million in the same period in the prior year. The increase was primarily due to compensation costs associated with the departure of our former Chief Executive Officer which were recorded in accordance with accounting requirements to accrue those costs in the current period. During the three months ended March 31, 2017, general and administrative expenses included professional fees related to debt restructuring activities.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2018 was $14.7 million, up $1.9 million, or 14.6%, from $12.9 million in the prior year period. The increase is primarily attributable to a higher depreciable asset base with shorter useful lives as a result of the new fair values applied by fresh start accounting upon emergence from chapter 11.
Impairment of long-lived assets
During the three months ended March 31, 2018, management approved a plan to sell certain assets located in the Southern division as a result of exiting the Eagle Ford Shale area. These assets qualified to be classified as assets held for sale and as a result were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $4.1 million for the three months ended March 31, 2018. There were no impairment charges recorded for long-lived assets during the three months ended March 31, 2017.
Other, net
On March 1, 2018, the Board determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area. In making this determination, the Board considered a number of factors, including among other things, the historical and projected financial performance of the Company’s operations in the Eagle Ford Shale area, pricing for the Company’s services, capital requirements and projected returns on additional capital investment, competition, scope and scale of the Company’s business operations, and recommendations from management. As a result of this determination, the Company, has begun divesting the assets used in the operation of our business in that basin. The total costs related to the exit recorded during the three months ended March 31, 2018 were $0.6 million.

Interest Expense, net
Interest expense, net during the three months ended March 31, 2018 was $1.3 million, down $13.0 million or 91.2% from $14.2 million in the prior year period. The lower interest expense is primarily due to an average debt balance of $38.5 million during the three months ended March 31, 2018, compared to an average debt balance of $479.3 million during the prior year period.
Other Expense, net
Other expense, net was $0.1 million for the three months ended March 31, 2018, compared to $1.5 million in the prior year period. The difference is primarily attributable to a $0.2 million loss associated with the change in fair value of the derivative warrant liability during the three months ended March 31, 2018, compared to a $1.6 million loss during the three months ended March 31, 2017. We issued warrants with derivative features in connection with our chapter 11 filing in 2017 and our debt restructuring during 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other expense, net.” See Note 7 and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018, and include primarily professional and legal fees.
Income Taxes
No income tax benefit or expense was recorded in the current quarter or the same quarter of the prior year. In both periods, the effect of valuation allowance adjustments against our deferred tax assets resulted in no significant tax expense or benefit. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information.

Liquidity and Capital Resources
Cash Flows and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Cash used in operating activities was $7.3 million for three months ended March 31, 2018. Total liquidity as of March 31, 2018, consisting of cash and available borrowings, was $16.1 million. Not included in the $16.1 million of liquidity, was an additional $7.1 million of borrowings available under the Successor Revolving Facility (as defined herein) that could be spent only on capital expenditures. Our sources of cash for 2018 have included cash generated by our operations, asset sales, and borrowings from our Successor Revolving Facility. Based on our current sources of cash, we believe we have adequate liquidity to meet our current and future needs.
The following table summarizes our sources and uses of cash for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Successor	Predecessor
	Three months ended March 31,
Net cash (used in) provided by:	2018	2017
Operating activities	$(7,253)	(7,286)
Investing activities	8,576	(658)
Financing activities	(1,935)	7,062
Net decrease in cash and cash equivalents	$(612)	$(882)

Operating Activities

Net cash used in operating activities was $7.3 million for the three months ended March 31, 2018. The net loss, after adjustments for non-cash items, used cash of $1.6 million, compared to $12.2 million in the corresponding 2017 period. Changes in operating assets and liabilities used $5.6 million in cash primarily due to increases in accounts receivable, accounts payable and accrued expenses, and other long term liabilities. The non-cash items and other adjustments included $14.7 million of depreciation and amortization of intangible assets, accrued interest added to debt principal of $0.1 million, a $0.2 million loss resulting from the change in the fair value of the derivative warrant liability, an increase in bad debt expense of $0.3 million, and stock-based compensation expense of $11.0 million.

Net cash used in operating activities was $7.3 million for the three months ended March 31, 2017. The net loss, after adjustments for non-cash items, used cash of $12.2 million. Changes in operating assets and liabilities provided $4.9 million in cash primarily due to an increase in accounts payable and accrued expenses. The non-cash items and other adjustments included $12.9 million of depreciation and amortization of intangible assets, accrued interest added to debt principal of $6.3 million, amortization of debt issuance costs of $1.8 million, $1.6 million loss resulting from the change in the fair value of the derivative warrant liability, an increase in bad debt expense of $0.8 million, and stock-based compensation expense of $0.3 million.

Investing Activities

Net cash provided by investing activities was $8.6 million for the three months ended March 31, 2018 and primarily consisted of $11.9 million of proceeds from the sale of property, plant and equipment, offset by $3.4 million of purchases of property, plant and equipment.
Net cash used in investing activities was $0.7 million for the three months ended March 31, 2017 which consisted primarily of $1.0 million of purchases of property, plant and equipment, offset by $0.4 million of proceeds from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $1.9 million for the three months ended March 31, 2018 and was primarily comprised of $0.8 million of payments on Successor First Lien Term Loan and Successor Second Lien Term Loan, $0.7 million net payments on Successor Revolving Facility and $0.5 million of payments on vehicle financing and other financing activities.

Net cash provided by financing activities was $7.1 million for the three months ended March 31, 2017 and consisted of $8.5 million of net borrowings under our Predecessor asset-based lending facility, offset by $1.5 million of payments on vehicle financing and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. During the recent industry downturn, we sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we more than offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures for the three months ended March 31, 2018 totaled $3.4 million compared to $1.0 million for the three months ended March 31, 2017. These capital expenditures were offset by proceeds received from the sale of under-utilized or non-core assets of $11.9 million and $0.4 million in the three months ended March 31, 2018 and 2017, respectively. Although the proceeds from asset sales exceeded capital expenditures in the first quarter of 2018, we expect to reinvest these proceeds in both maintenance and growth projects during fiscal 2018.

Historically, a portion of our transportation-related capital requirements were financed through capital leases. We had no new equipment additions under capital leases in the three months ended March 31, 2018 or March 31, 2017. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for 2018 could be financed through cash flow from operations, borrowings under the Successor Revolving Facility and Successor Second Lien Term Loan, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
As of March 31, 2018, we had $37.9 million of indebtedness outstanding, consisting of $13.8 million under the Successor First Lien Term Loan (as defined herein), $20.9 million under the Successor Second Lien Term Loan (as defined herein), and $3.3 million of capital leases for vehicle financings.
First Lien Credit Agreement
On the Effective Date, pursuant to the Plan, the Company entered into a $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”) (i) to repay obligations outstanding under the Predecessor asset-based lending facility and debtor in possession asset based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes. The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.
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
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of March 31, 2018, we were in compliance with all covenants.

Second Lien Term Loan Credit Agreement
On the Effective Date, pursuant to the Plan, the Company also entered into a Second Lien Term Loan Credit Agreement (the

“Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington Savings Fund Society, FSB, as administrative agent (the “Second Lien Term Loan Agent”), and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company a $26.8 million second lien term loan facility (the “Successor Second Lien Term Loan”), of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million (“Delayed Draw Term Loan”) is available at the request of the Company after the closing date, subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement. The Second Lien Term Loan Lenders extended the Successor Second Lien Term Loan, among other things, (i) to repay obligations outstanding under the Predecessor asset-based lending facility and debtor in possession asset-based revolving facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses and other general corporate purposes.
The Successor Second Lien Term Loan matures on February 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. The principal amount of the Successor Second Lien Term Loan shall be repaid in installments of $263.2 thousand beginning on October 1, 2017, and the first day of each fiscal quarter thereafter prior to maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Second Lien Term Loan Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of March 31, 2018, we were in compliance with all covenants.

Off Balance Sheet Arrangements

As of March 31, 2018, other than operating leases, we did not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our contractual obligations at March 31, 2018 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2017 Annual Report on Form 10-K.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the three months ended March 31, 2018 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of accounting pronouncements recently issued that could potentially impact our consolidated financial statements.

Item  3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we performed an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1. Legal Proceedings.

See “Legal Matters” in Note 14 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item  1A. Risk Factors.
In addition to information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2018, we issued 531,618 PRSUs and 531,618 TRSUs to Mr. Johnsrud, our former Chairman and Chief Executive Officer, 62,022 PRSUs and 62,022 TRSUs each to Messrs. Lang and Crabb pursuant to the Incentive Plan, and each non-employee director received 4,688 shares of restricted stock pursuant to the Restricted Stock Plan. On February 23, 2018, we issued 708,822 stock options to Mr. Johnsrud pursuant to the Award Agreement. The information required by this Item was previously included in our Current Report on Form 8-K that was filed with the SEC on February 22, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.
The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description

10.1	Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018)

10.2
Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018)

10.3
Form of Notice of Grant of Time-Based Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018)

10.4
CEO Notice of Grant of Performance Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018)

10.5
CEO Notice of Grant of Time-Based Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018)

10.6
Notice of Grant of CEO Stock Options and Stock Option Award Agreement between the Company and Mark D. Johnsrud, dated February 23, 2018 (incorporated herein by reference to Exhibit 10.6 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018)

10.7	2018 Restricted Stock Plan for Directors (incorporated herein by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018)

10.8	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018)

10.9*	Engagement Agreement, dated as of March 2, 2018, by and between Nuverra Environmental Solutions, Inc. and Charles K. Thompson

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Separation Agreement and Mutual Release, dated as of March 2, 2018, between Mark D. Johnsrud and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 99.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

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

Date:	May 9, 2018

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Edward A. Lang
Name:	Edward A. Lang
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)