Form 10-Q
period 2018-06-30
Nuverra Environmental Solutions, Inc.
filed 2018-08-07
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-33816
_________________________________
__________________________________

Delaware	26-0287117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6720 N. Scottsdale Road, Suite 190, Scottsdale, AZ 85253
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2018 was 11,695,580.

TABLE OF CONTENTS

PART I —FINANCIAL INFORMATION		5
Item 1.	Condensed Consolidated Financial Statements	5
	Condensed Consolidated Balance Sheets as of June 30, 2018 (Successor) and December 31, 2017 (Successor)	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 (Successor) and the Three and Six Months Ended June 30, 2017 (Predecessor)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 (Successor) and the Six Months Ended June 30, 2017 (Predecessor)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION		37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

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

•
the availability of less favorable credit and payment terms due to changes in industry condition or our financial condition, which could constrain our liquidity and reduce availability under our revolving credit facility;

•
difficulties in successfully executing our growth initiatives, including identifying and completing acquisitions and divestitures, and differences in the type and availability of consideration or financing for such acquisitions and divestitures;

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

•
financial results that may be volatile and may not reflect historical trends due to, among other things, changes in commodity prices or general market conditions, acquisition and disposition activities, fluctuations in consumer trends, pricing pressures, transportation costs, changes in raw material or labor prices or rates related to our business and changing regulations or political developments in the markets in which we operate;

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	June 30,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$12,808	$5,488
Restricted cash	1,548	1,296
Accounts receivable, net of allowance for doubtful accounts of $2.1 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively	32,476	30,965
Inventories	3,846	4,089
Prepaid expenses and other receivables	3,334	8,594
Other current assets	483	226
Assets held for sale	3,381	2,765
Total current assets	57,876	53,423
Property, plant and equipment, net of accumulated depreciation of $56.2 million and $35.8 million at June 30, 2018 and December 31, 2017, respectively	192,899	229,874
Equity investments	41	48
Intangibles, net	454	547
Goodwill	27,139	27,139
Deferred income taxes	84	84
Other assets	144	207
Total assets	$278,637	$311,322
Liabilities and Shareholders’ Equity
Accounts payable	$7,889	$7,946
Accrued liabilities	15,874	13,939
Current contingent consideration	500	500
Current portion of long-term debt	4,698	5,525
Derivative warrant liability	188	477
Total current liabilities	29,149	28,387
Long-term debt	31,870	33,524
Other long-term liabilities	6,594	6,438
Total liabilities	67,613	68,349
Shareholders’ equity:
Common stock	117	117
Additional paid-in capital	302,145	290,751
Accumulated deficit	(91,238)	(47,895)
Total shareholders’ equity	211,024	242,973
Total liabilities and shareholders’ equity	$278,637	$311,322
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Service revenue	$45,320	$37,538	$90,847	$72,956
Rental revenue	3,628	4,000	7,770	7,805
Total revenue	48,948	41,538	98,617	80,761
Costs and expenses:
Direct operating expenses	39,069	34,825	80,696	69,114
General and administrative expenses	6,014	8,867	25,334	21,226
Depreciation and amortization	11,969	12,107	26,713	24,978
Impairment of long-lived assets	332	—	4,463	—
Other, net	469	—	1,068	—
Total costs and expenses	57,853	55,799	138,274	115,318
Operating loss	(8,905)	(14,261)	(39,657)	(34,557)
Interest expense, net	(1,204)	(5,338)	(2,454)	(19,546)
Other income, net	587	5,698	514	4,240
Reorganization items, net	(1,654)	(5,704)	(1,746)	(5,704)
Loss before income taxes	(11,176)	(19,605)	(43,343)	(55,567)
Income tax benefit	—	18	—	18
Net loss	$(11,176)	$(19,587)	$(43,343)	$(55,549)

Net loss per common share:
Net loss per basic common share	$(0.96)	$(0.13)	$(3.71)	$(0.37)

Net loss per diluted common share	$(0.96)	$(0.13)	$(3.71)	$(0.37)

Weighted average shares outstanding:
Basic	11,696	150,941	11,696	150,938
Diluted	11,696	150,941	11,696	150,938
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor	Predecessor
	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(43,343)	$(55,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,713	24,978
Amortization of debt issuance costs, net	—	2,135
Accrued interest added to debt principal	119	8,575
Stock-based compensation	11,394	421
Impairment of long-lived assets	4,463	—
Gain on sale of UGSI	(75)	—
Gain on disposal of property, plant and equipment	(254)	(223)
Bad debt expense	120	784
Change in fair value of derivative warrant liability	(289)	(4,025)
Other, net	221	106
Changes in operating assets and liabilities:
Accounts receivable	(1,631)	(5,204)
Prepaid expenses and other receivables	(99)	710
Accounts payable and accrued liabilities	2,243	13,882
Other assets and liabilities, net	(54)	135
Net cash used in operating activities	(472)	(13,275)
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	17,649	3,027
Purchases of property, plant and equipment	(7,103)	(2,319)
Proceeds from the sale of UGSI	75	—
Net cash provided by investing activities	10,621	708
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	—	76,072
Payments on Predecessor revolving credit facility	—	(79,866)
Proceeds from Predecessor term loan	—	15,700
Proceeds from debtor in possession term loan	—	6,875
Payments on Successor First and Second Lien Term Loans	(1,597)	—
Proceeds from Successor revolving facility	117,092	—
Payments on Successor revolving facility	(117,092)	—
Payments on vehicle financing and other financing activities	(980)	(2,595)
Net cash (used in) provided by financing activities	(2,577)	16,186
Change in cash, cash equivalents and restricted cash	7,572	3,619
Cash and cash equivalents, beginning of period	5,488	994
Restricted cash, beginning of period	1,296	1,420
Cash, cash equivalents and restricted cash, beginning of period	6,784	2,414
Cash and cash equivalents, end of period	12,808	1,205
Restricted cash, end of period	1,548	4,828
Cash, cash equivalents and restricted cash, end of period	$14,356	$6,033

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,967	$1,399
Cash paid for taxes, net	207	193

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
On May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases, subject to certain conditions as set forth therein.

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and is to be applied retrospectively. The adoption of this guidance as of January 1, 2018 did not have a significant impact on our consolidated statement of cash flows, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals. We have adjusted the prior year period to reflect this new presentation as well.

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our 2017 Annual Report on Form 10-K.

Note 2 - Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach. Early adoption of ASU 2016-09 is permitted. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Based upon the current effective date, the new guidance would first apply to our reporting period starting January 1, 2019.

Note 3 - Revenues

On January 1, 2018, we adopted the guidance in ASC 606, including all related amendments, and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under ASC 605, or the accounting guidance in effect for those periods.

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

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three months ended June 30, 2018 and June 30, 2017:

	Successor
	For the Three Months Ended June 30, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$21,967	$8,230	$5,014	$—	$35,211
Disposal Services	4,540	955	1,081	—	6,576
Other Revenue	3,120	362	51	—	3,533
Total Service Revenue	29,627	9,547	6,146	—	45,320

Rental Revenue	3,538	59	31	—	3,628

Total Revenue	$33,165	$9,606	$6,177	$—	$48,948

	Predecessor
	For the Three Months Ended June 30, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$16,470	$7,694	$6,937	$—	$31,101
Disposal Services	2,932	655	668	—	4,255
Other Revenue	820	1,172	190	—	2,182
Total Service Revenue	20,222	9,521	7,795	—	37,538

Rental Revenue	3,537	49	414	—	4,000

Total Revenue	$23,759	$9,570	$8,209	$—	$41,538

The following tables present our revenues disaggregated by revenue source for each reportable segment for the six months ended June 30, 2018 and June 30, 2017:

	Successor
	For the Six Months Ended June 30, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$43,227	$16,249	$13,125	$—	$72,601
Disposal Services	8,152	1,732	2,317	—	12,201
Other Revenue	5,244	616	185	—	6,045
Total Service Revenue	56,623	18,597	15,627	—	90,847

Rental Revenue	7,312	122	336	—	7,770

Total Revenue	$63,935	$18,719	$15,963	$—	$98,617

	Predecessor
	For the Six Months Ended June 30, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$32,966	$14,341	$13,067	$—	$60,374
Disposal Services	5,526	976	1,211	—	7,713
Other Revenue	2,650	1,943	276	—	4,869
Total Service Revenue	41,142	17,260	14,554	—	72,956

Rental Revenue	6,902	67	836	—	7,805

Total Revenue	$48,044	$17,327	$15,390	$—	$80,761

Water Transfer Services

The majority of our revenues are from the removal and disposal of flowback and produced saltwater originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and hydraulic fracturing activities by trucks or through temporary or permanent water transport pipelines. Water transfer rates for trucking are generally based upon a fixed fee per barrel of disposal water, but in certain circumstances may be based upon an hourly rate. Revenue is recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our saltwater pipeline are priced at a fixed fee per disposal barrel transferred, with revenues recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

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

Other Revenue

Other revenue primarily includes revenues from the sale of “junk” or “slop” oil obtained through the skimming of disposal water. Under the new revenue standard, revenue is recognized for “junk” or “slop” oil at a point in time once the goods are transferred.

Other revenue also historically included small-scale construction or maintenance projects, however we exited that business during the three months ended June 30, 2018. Under the new revenue standard, revenue for construction and maintenance projects, which generally spanned approximately two to three months, was recognized over time under the milestone method which is considered an output method. Since our construction contracts were short term in nature, the contractual milestone dates occurred close together over time such that there was no risk that we would not recognize revenue for goods or services transferred to the customer. All construction costs were expensed as incurred.

Rental Revenue

We generate rental revenue from the rental of various equipment used in wellsite services. Rental rates are based upon negotiated rates with our customers and revenue is recognized over the rental service period. Revenues from rental equipment are not within the scope of the new revenue standard, but rather are recognized under ASC 840, Leases. When ASC 842, Leases, becomes effective on January 1, 2019, the Company will continue to recognize the revenues from rental equipment under this new standard as a lessor.

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

Note 4 - Earnings Per Common Share
Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2018 and 2017, no shares of common stock, underlying stock options, restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.
The following table presents the calculation of basic and diluted net loss per common share, as well as the potentially dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(11,176)	$(19,587)	$(43,343)	$(55,549)

Denominator:
Weighted average shares—basic	11,696	150,941	11,696	150,938
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	11,696	150,941	11,696	150,938

Net loss per common share:
Net loss per basic common share	$(0.96)	$(0.13)	$(3.71)	$(0.37)

Net loss per diluted common share	$(0.96)	$(0.13)	$(3.71)	$(0.37)

Potentially dilutive stock-based awards excluded:
Stock options	—	—	—	—
Restricted stock awards and units	537	—	—	—
Warrants	—	20,450	—	23,610
Total	537	20,450	—	23,610

Anti-dilutive stock-based awards excluded:	1,131	593	1,227	593

Note 5 - Intangible Assets

Intangible assets consist of the following:

	Successor
	June 30, 2018
	Gross Carrying Amount	Additions/(Disposals)	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$594	$(12)	$(128)	$454	5.7
Total intangible assets	$594	$(12)	$(128)	$454	5.7

	Successor
	December 31, 2017
	Gross Carrying Amount	Additions/(Disposals)	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$594	$—	$(47)	$547	6.2
Total intangible assets	$594	$—	$(47)	$547	6.2

The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Note 6 - Assets Held for Sale and Impairment
During the three months ended March 31, 2018, management approved a plan to sell certain assets located in the Southern division as a result of exiting the Eagle Ford Shale area. As a result, we began to actively market these assets, which we expect to sell within one year. See Note 11 for additional details on the exit of the Eagle Ford Shale area. In addition, during the three months ended March 31, 2018, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division, that are expected to sell within one year. In accordance with applicable accounting guidance, the assets were recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the condensed consolidated balance sheet during the three months ended March 31, 2018. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of the assets reclassified as held for sale was lower than its net book value, we recorded an impairment charge of $4.1 million during the three months ended March 31, 2018. Of the $4.1 million recorded, $4.0 million related to the Southern division for the Eagle Ford exit and $0.1 million related to the Northeast division, and is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations for the six months ended June 30, 2018.

During the three months ended June 30, 2018, we recorded an impairment charge of $0.3 million for the Corporate division to “Impairment of long-lived assets” on our condensed consolidated statements of operations related to the sale of certain real property in Texas as the fair value was lower than the net book value. The real property was approved to be sold as part of the Eagle Ford closure.

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
Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

	Successor
	June 30, 2018	December 31, 2017
Derivative warrant liability	$188	$477
Contingent consideration	500	500
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
The following table provides a reconciliation of the beginning and ending balances of the Successor “Derivative warrant liability” presented in the condensed consolidated balance sheet during the six months ended June 30, 2018, and the five months ended December 31, 2017.

	Successor
	Six Months Ended	Five Months Ended
	June 30, 2018	December 31, 2017
Balance at beginning of period	$477	$—
Issuance of warrants	—	717
Adjustments to estimated fair value	(289)	(240)
Balance at end of period	$188	$477
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

Changes to the fair value of contingent consideration are recorded as “Other expense, net” in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes to contingent consideration obligations during the six months ended June 30, 2018, and five months ended December 31, 2017, were as follows:

	Successor
	Six Months Ended	Five Months Ended
	June 30, 2018	December 31, 2017
Balance at beginning of period	$500	$1,000
Cash payments	—	(500)
Balance at end of period	500	500
Less: current portion	(500)	(500)
Long-term contingent consideration	$—	$—

Note 8 - Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2018 and December 31, 2017:

	Successor
	June 30, 2018	December 31, 2017
Accrued payroll and employee benefits	$6,437	$3,304
Accrued insurance	2,285	2,701
Accrued legal	1,126	1,749
Accrued taxes	1,769	2,362
Accrued interest	141	161
Accrued operating costs	3,992	2,663
Accrued other	124	999
Total accrued liabilities	$15,874	$13,939

Note 9 - Debt
Debt consisted of the following at June 30, 2018 and December 31, 2017:

			Successor
			June 30, 2018		December 31, 2017
	Interest Rate	Maturity Date	Fair Value of Debt (d)	Carrying Value of Debt	Carrying Value of Debt
Successor Revolving Facility (a)	7.25%	Aug. 2020	$—	$—	$—
Successor First Lien Term Loan (b)	9.25%	Aug. 2020	13,214	13,214	14,285
Successor Second Lien Term Loan (b)	11.00%	Feb 2021	20,593	20,593	21,000
Vehicle financings (c)	5.01%	Various	2,761	2,761	3,764
Total debt			$36,568	36,568	39,049
Less: current portion of long-term debt				(4,698)	(5,525)
Long-term debt				$31,870	$33,524
_____________________

(a)	The interest rate presented represents the interest rate on the $30.0 million Successor Revolving Facility as of June 30, 2018.

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

(c)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 5.01%, which mature in varying installments between 2018 and 2020.

(d)
Our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan, and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below.
Indebtedness
As of June 30, 2018, we had $36.6 million of indebtedness outstanding, consisting of $13.2 million under the Successor First Lien Term Loan (as defined herein), $20.6 million under the Successor Second Lien Term Loan (as defined herein), and $2.8 million of capital leases for vehicle financings.
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
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of June 30, 2018, we were in compliance with all covenants.

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
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of June 30, 2018, we were in compliance with all covenants.

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
Upon emergence from chapter 11 on the Effective Date, all existing warrants outstanding under the Predecessor Company were canceled under the Plan. The following table shows the Predecessor warrant activity for the six months ended June 30, 2017:

Predecessor
Six Months Ended
June 30, 2017
Outstanding at the beginning of the period	25,283
Issued	—
Exercised	(2)
Outstanding at the end of the period	25,281

Successor Warrants

Pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases warrants to purchase an aggregate of 118,137 shares of common stock, par value $0.01, at an exercise price of $39.82 per share and with a term expiring seven years from the Effective Date.

The following table shows the Successor warrant activity for the six months ended June 30, 2018:

Successor
Six Months Ended
June 30, 2018
Outstanding at the beginning of the period	118
Issued	—
Exercised	—
Outstanding at the end of the period	118
Fair Value of Warrants
We account for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the shareholders’ equity section of the entity’s balance sheet. We determined that the Predecessor warrants are ineligible for equity classification due to the anti-dilution provisions in the contract. The Successor warrants are also ineligible for equity classification as the warrants are not indexed to our common stock. As such, both the Predecessor and Successor warrants are recorded as derivative liabilities at fair value in the condensed consolidated balance sheets. The warrants are classified as a current liability in the condensed consolidated balance sheets as they could be exercised by the holders at any time.
As discussed previously in Note 7, the fair value of the derivative warrant liability is estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other expense, net” in the condensed consolidated statements of operations.

The fair value of the derivative warrant liability as of June 30, 2018 and December 31, 2017 was estimated using the following model inputs:

	Successor	Successor
	As of June 30,	As of December 31,
	2018	2017
Exercise price	$39.82	$39.82
Closing stock price	$12.00	$18.18
Risk free rate	2.75%	2.29%
Expected volatility	42.26%	40.59%

Note 11 - Restructuring and Exit Costs
Eagle Ford Shale Area
On March 1, 2018, the Board of Directors (the “Board”) determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area in order to focus on other opportunities. The Board considered a number of factors in making this determination, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our operations, and recommendations from management. As a result, we have substantially exited the Eagle Ford Shale area during the six months ended June 30, 2018. We continue to incur minimal related costs while the remaining assets previously used in the operation of our business in that basin are divested.

The total costs of the exit recorded during the three and six months ended June 30, 2018 were $0.5 million and $1.1 million, respectively. We previously recorded $0.6 million of exit related charges during the three months ended March 31, 2018. The charges are characterized as “Other, net” in the condensed consolidated statement of operations for the three and six months ended June 30, 2018. Such costs consisted of the following and all related to the Southern operating segment:

	Successor
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Severance and termination benefits	$10	$236
Contract termination costs and exit costs	459	832
Total restructuring and exit costs for Eagle Ford	$469	$1,068

The remaining liability, shown below, totaled approximately $0.1 million as of June 30, 2018 and is included in “Accrued liabilities” in the condensed consolidated balance sheet. A rollforward of the liability from December 31, 2017 through June 30, 2018 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Balance accrued at beginning of period - Successor	$—	$—	$—	$—
Restructuring and exit-related costs	236	63	769	1,068
Cash payments	(215)	(39)	(742)	(996)
Balance accrued at end of period - Successor	$21	$24	$27	$72
_____________________

(a)	Employee termination costs consist primarily of severance and related costs.

(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.

(c)	Other exit costs include costs related to the movement of vehicles, tanks and rental fleet in connection with the exit from the Eagle Ford Shale area.
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
The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $0.1 million as of June 30, 2018, which is included in “Accrued liabilities” in the condensed consolidated balance sheet. A rollforward of the liability from December 31, 2017 through June 30, 2018 is as follows:

Lease Exit Costs
Balance accrued at beginning of period - Successor	$82
Cash payments	(25)
Balance accrued at end of period - Successor	$57
Note 12 - Income Taxes

We recorded no income tax benefit or expense for the three or six months ended June 30, 2018. As a result, our effective income tax rate for the three and six months ended June 30, 2018 was zero, which differs from the federal statutory benefit rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three and six months ended June 30, 2017 was near zero, which differs from the federal statutory rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate statutory income tax rate from 35% to 21%, changes to net operating loss (“NOL”) carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities as of December 22, 2017 using the new statutory rate and have reflected this revaluation in our effective tax rate reconciliation. As we are subject to a valuation allowance, there was no material impact to our tax provision at either June 30, 2018 or December 31, 2017.

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

In light of our continued ordinary losses, at June 30, 2018 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for the remainder of 2018.

Note 13 - Share-based Compensation
Successor Share-based Compensation
The Second Amended and Restated Employment Agreement of Mr. Mark D. Johnsrud, our former Chairman and Chief Executive Officer, which was assumed by the Company on the Effective Date, provided for the issuance to Mr. Johnsrud of two tranches of options to purchase (i) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $475.0 million and (ii) 2.5% of the outstanding equity securities of the reorganized Company, on a fully diluted basis, at a premium exercise price equal to the value of a share of the reorganized Company’s common stock at an enterprise valuation of $525.0 million. Each tranche of options vests in substantially equal installments on the first three anniversaries following the Effective Date. Pursuant to Mr. Johnsrud’s Second Amended and Restated Employment Agreement and the Plan, the grant of stock options to Mr. Johnsrud was effective as of the Effective Date. On February 23, 2018, following the approval of the form of option agreement by the Compensation and Nominating Committee of the Board (the “Compensation Committee”), the Company and Mr. Johnsrud entered into a Notice of Grant of CEO Stock Options and Stock Option Award Agreement (the “Award Agreement”) to provide for the terms and conditions of Mr. Johnsrud’s stock option grant. Pursuant to the Award Agreement, Mr. Johnsrud was awarded 354,411 options to purchase common stock, with an exercise price of $37.03 per share, in Tranche 1, and 354,411 options to purchase common stock, with an exercise price of $41.31 per share, in Tranche 2. The stock options in Tranche 1 and Tranche 2 were scheduled to vest in three equal installments on the first three anniversaries of the Effective Date.

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

On February 22, 2018, the Compensation Committee authorized the grant of performance-based restricted stock units (“PRSUs”) and time-based restricted stock units (“TRSUs”) under the Incentive Plan to Mr. Johnsrud, Edward A. Lang, the Company’s Executive Vice President and Chief Financial Officer, and Joseph M. Crabb, the Company’s Executive Vice President and Chief Legal Officer. On or after the applicable vesting date, the PRSUs and TRSUs will be settled for shares of common stock if all applicable conditions have been met. Mr. Johnsrud received 531,618 PRSUs, which initially were scheduled to vest in equal installments on the first two anniversaries of the Effective Date, but which partially vested on his Separation Date (as described below). Mr. Lang and Mr. Crabb each received an award of 62,022 PRSUs, which are scheduled to vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2020. Vesting of the PRSUs is subject to the achievement of pre-established performance targets during the applicable performance measurement periods. Mr. Johnsrud received 531,618 TRSUs, which were scheduled to vest in three equal installments on the date of grant, which was February 23, 2018, and the first two anniversaries of the Effective Date, but which vested in full on his Separation Date (as described below). Mr. Lang and Mr. Crabb each received an award of 62,022 TRSUs, which are scheduled to vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2020.

Further, the Compensation Committee on February 22, 2018 adopted the 2018 Restricted Stock Plan for Directors (the “Restricted Stock Plan”), which is subject to ratification by the Company’s shareholders at the Company’s 2018 Annual Meeting. The Restricted Stock Plan provides for the grant of restricted stock to the non-employee directors of the Company. The Restricted Stock Plan limits the shares that may be issued thereunder to 100,000 shares of common stock.

In coordination with the adoption of the Restricted Stock Plan, the Compensation Committee also authorized award grants of restricted stock to the current non-employee directors of the Company, which were granted on March 16, 2018 subject to ratification of the Restricted Stock Plan by the Company’s shareholders at the Company’s 2018 annual meeting. Each non-employee director was granted 4,688 shares of restricted stock for service during part of fiscal year 2017 and for fiscal 2018, all of which will fully vest on the first anniversary of the grant date.

On May 29, 2018, the Compensation Committee authorized the grant of 5,889 shares of restricted stock to the Company’s interim Chief Executive Officer, Mr. Charles K. Thompson. Per the terms of the grant agreement, the shares immediately vested in full on the date of grant.

The total grants awarded during the three and six months ended June 30, 2018 are presented in the table below:

	Successor
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Stock option grants	—	—
Restricted stock grants	6	20
Restricted stock unit grants	—	1,311
Total grants in the Successor period	6	1,331

On March 2, 2018, the Company announced that Mr. Johnsrud was leaving the Company, effective as of March 2, 2018 (the “Separation Date”). Pursuant to a Separation Agreement and Mutual Release entered into between Mr. Johnsrud and the Company on the Separation Date, Mr. Johnsrud vested in the following: (a) 354,412 unvested TRSUs that were granted on February 22, 2018; and (b) 708,822 unvested stock options that were granted on February 23, 2018, which will remain exercisable through the first anniversary of the Separation Date. Vested restricted stock units subject to time based vesting will be settled in accordance with the terms and conditions set forth in the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan and any applicable award agreement(s). Additionally, Mr. Johnsrud continued to hold 88,603 PRSUs that were granted on February 22, 2018, with a performance period that began on January 1, 2018 and ended on June 30, 2018. As the pre-established performance target was not met as of June 30, 2018, Mr. Johnsrud’s 88,603 PRSUs were canceled during the three months ended June 30, 2018. All other unvested equity awards granted to Mr. Johnsrud under the Incentive Plan were canceled as of the Separation Date.

The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 was as follows:

	Successor
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Stock options	$—	$(788)
Restricted stock	160	160
Restricted stock units	256	12,022
Total expense	$416	$11,394

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
There were no grants awarded during the three or six months ended June 30, 2017 under the 2009 Plan. The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017 was as follows:

	Predecessor
	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Stock options	$32	$97
Restricted stock	65	131
Restricted stock units	15	193
Total expense	$112	$421

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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheet at June 30, 2018 and December 31, 2017 did not include any accruals for environmental matters.
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
Chapter 11 Proceedings
On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. The Plan became effective on the Effective Date, when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases, subject to certain conditions as set forth therein.
Confirmation Order Appeal

On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court of the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. The Company and the unsecured creditors’ committee opposed the stay in the District Court. On August 3, 2017, the District Court entered an order denying the motion for a stay pending appeal. Notwithstanding the denial of the motion for stay pending appeal, Hargreaves’ appeal remains pending in the District Court. The District Court heard oral arguments for the pending appeal on May 14, 2018. The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the appeal will not affect the finality, validity and enforceability of the Confirmation Order.

Note 15 - Related Party and Affiliated Company Transactions
There have been no significant changes to the other related party transactions as described in Note 21 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.
Note 16 - Segments
We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. Our shale solutions business is comprised of three operating divisions, which we consider to be operating and reportable segments of our operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville Shale area and the Eagle Ford Shale area (which we substantially exited during the six months ended June 30, 2018) and (3) the Rocky Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and certain other corporate assets.
Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
Three months ended June 30, 2018 - Successor
Revenue	$33,165	$9,606	$6,177	$—	$48,948
Direct operating expenses	25,599	8,510	4,960	—	39,069
General and administrative expenses	1,882	518	251	3,363	6,014
Depreciation and amortization	5,923	3,283	2,750	13	11,969
Operating loss	(239)	(2,705)	(2,253)	(3,708)	(8,905)
Loss before income taxes	(203)	(2,780)	(2,295)	(5,898)	(11,176)

Six months ended June 30, 2018 - Successor
Revenue	63,935	18,719	15,963	—	98,617
Direct operating expenses	51,945	16,324	12,427	—	80,696
General and administrative expenses	3,158	1,280	829	20,067	25,334
Depreciation and amortization	12,212	7,589	6,874	38	26,713
Operating loss	(3,380)	(6,543)	(9,297)	(20,437)	(39,657)
Loss before income taxes	(3,405)	(6,679)	(9,406)	(23,853)	(43,343)

As of June 30, 2018 - Successor
Total assets (a)	125,679	47,707	89,346	15,905	278,637
Total assets held for sale	—	116	2,487	778	3,381

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
Three months ended June 30, 2017 - Predecessor
Revenue	23,759	9,570	8,209	—	41,538
Direct operating expenses	19,171	9,831	5,823	—	34,825
General and administrative expenses	1,505	817	650	5,895	8,867
Depreciation and amortization	6,803	2,182	3,068	54	12,107
Operating loss	(3,720)	(3,260)	(1,332)	(5,949)	(14,261)
Loss before income taxes	(4,209)	(3,325)	(1,406)	(10,665)	(19,605)

Six months ended June 30, 2017 - Predecessor
Revenue	48,044	17,327	15,390	—	80,761
Direct operating expenses	40,403	17,788	10,923	—	69,114
General and administrative expenses	3,452	1,586	1,681	14,507	21,226
Depreciation and amortization	13,588	4,695	6,587	108	24,978
Operating loss	(9,399)	(6,742)	(3,801)	(14,615)	(34,557)
Loss before income taxes	(9,910)	(6,927)	(3,933)	(34,797)	(55,567)

As of December 31, 2017 - Successor
Total assets (a)	137,213	54,218	111,457	8,434	311,322
Total assets held for sale	2,765	—	—	—	2,765
_____________________

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

(b)	The Southern division includes the Eagle Ford Shale area which we substantially exited during the six months ended June 30, 2018. See Note 11 for further discussion.

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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly owned subsidiaries (the “Guarantor Subsidiaries”) for the three and six months ended June 30, 2017.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$41,538	$—	$41,538
Costs and expenses:
Direct operating expenses	—	34,825	—	34,825
General and administrative expenses	5,895	2,972	—	8,867
Depreciation and amortization	54	12,053	—	12,107
Total costs and expenses	5,949	49,850	—	55,799
Operating loss	(5,949)	(8,312)	—	(14,261)
Interest expense, net	(5,178)	(160)	—	(5,338)
Other income, net	5,643	63	—	5,706
(Loss) income from equity investments	(8,940)	(8)	8,940	(8)
Reorganization items, net	(5,181)	(523)	—	(5,704)
(Loss) income before income taxes	(19,605)	(8,940)	8,940	(19,605)
Income tax benefit	18	—	—	18
Net (loss) income	$(19,587)	$(8,940)	$8,940	$(19,587)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$80,761	$—	$80,761
Costs and expenses:
Direct operating expenses	—	69,114	—	69,114
General and administrative expenses	14,507	6,719	—	21,226
Depreciation and amortization	108	24,870	—	24,978
Total costs and expenses	14,615	100,703	—	115,318
Operating loss	(14,615)	(19,942)	—	(34,557)
Interest expense, net	(19,126)	(420)	—	(19,546)
Other income, net	4,125	129	—	4,254
(Loss) income from equity investments	(20,770)	(14)	20,770	(14)
Reorganization items, net	(5,181)	(523)	—	(5,704)
(Loss) income before income taxes	(55,567)	(20,770)	20,770	(55,567)
Income tax benefit	18	—	—	18
Net (loss) income	$(55,549)	$(20,770)	$20,770	$(55,549)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(12,952)	$(323)	$(13,275)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,027	3,027
Purchase of property, plant and equipment	—	(2,319)	(2,319)
Net cash provided by investing activities	—	708	708
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	76,072	—	76,072
Payments on Predecessor revolving credit facility	(79,866)	—	(79,866)
Proceeds from Predecessor term loan	15,700	—	15,700
Proceeds from debtor in possession term loan	6,875	—	6,875
Payments on vehicle financing and other financing activities	(2,595)	—	(2,595)
Net cash provided by financing activities	16,186	—	16,186
Net increase in cash	3,234	385	3,619
Cash, cash equivalents and restricted cash - beginning of period	1,388	1,026	2,414
Cash, cash equivalents and restricted cash - end of period	$4,622	$1,411	$6,033

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
We utilize a broad array of assets to meet our customers’ logistics and environmental management needs. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, treatment facilities, and liquid and solid waste disposal sites. We continue to optimize our suite of solutions for customers who demand safety, environmental compliance and accountability from their service providers. While we have agreements in place with certain of our customers to establish pricing for our services and various other terms and conditions, these agreements typically do not contain minimum volume commitments or otherwise require the customer to use us to provide covered services.  Accordingly, our customer agreements generally provide the customer the ability to change the relationship by either insourcing some or all services historically provided or by contracting with other service providers.  As a result, even with respect to customers with which we have an agreement to establish pricing, the revenue we ultimately receive from that customer, and the mix of revenue among lines of services provided, is unpredictable and subject to significant variation over time.

In order to address our liquidity issues due to the prolonged depression in oil and natural gas prices that began in 2014, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on May 1, 2017 to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases, subject to certain conditions as set forth therein.

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

Oil prices improved throughout 2017 and continued to improve in the first half of 2018. Average rig count in our active basins increased 21.6% year over year to 187 in the second quarter of 2018 and completed wells in those basins increased 22.4% year over year to 878. (Average rig count and completed wells in our active basins no longer includes those in the Eagle Ford Shale area as we have substantially exited that basin as of June 30, 2018.) We saw an increase in drilling and completion activities primarily in the Rocky Mountain division with stable activity in the Northeast and Southern divisions in the second quarter of 2018 as compared with the second quarter of 2017. We would expect continued stability in oil prices or further price growth to lead to level drilling and completion activities by our customer base throughout the remainder of 2018 as compared with 2017.
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have assembled through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken, Marcellus, and Utica shale basins, (v) labor costs, (vi) developments in governmental regulations, (vii) seasonality and weather events, (viii) pricing and (ix) our health, safety and environmental performance record.

The following table summarizes our total revenues, loss before income taxes, and net loss by oil and natural gas shale area for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue - from predominantly oil shale areas (a)	$33,173	$26,490	$66,075	$52,882
Revenue - from predominantly natural gas shale areas (b)	15,775	15,048	32,542	27,879
Total revenue	$48,948	$41,538	$98,617	$80,761

Loss before income taxes	$(11,176)	$(19,605)	(43,343)	(55,567)
Net loss	(11,176)	(19,587)	(43,343)	(55,549)

(a)
Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken Shale area and Eagle Ford Shale area (which we substantially exited during the six months ended June 30, 2018).

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

Results of Operations
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor	Predecessor
	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	2018 vs 2017
Service revenue	$45,320	$37,538	$7,782	20.7%
Rental revenue	3,628	4,000	(372)	(9.3)%
Total revenue	48,948	41,538	7,410	17.8%
Costs and expenses:
Direct operating expenses	39,069	34,825	4,244	12.2%
General and administrative expenses	6,014	8,867	(2,853)	(32.2)%
Depreciation and amortization	11,969	12,107	(138)	(1.1)%
Impairment of long-lived assets	332	—	332	100.0%
Other, net	469	—	469	100.0%
Total costs and expenses	57,853	55,799	2,054	3.7%
Operating loss	(8,905)	(14,261)	(5,356)	(37.6)%
Interest expense, net	(1,204)	(5,338)	(4,134)	(77.4)%
Other income, net	587	5,698	(5,111)	(89.7)%
Reorganization items, net	(1,654)	(5,704)	(4,050)	(71.0)%
Loss before income taxes	(11,176)	(19,605)	(8,429)	(43.0)%
Income tax benefit	—	18	(18)	(100.0)%
Net loss	$(11,176)	$(19,587)	$(8,411)	(42.9)%
Service Revenue
Service revenue consists of fees charged to customers for the removal and disposal of flowback and produced water originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and completion activities by trucks or through temporary or permanent water transport pipelines. Service revenue also includes fees for solids management services. Service revenue for the three months ended June 30, 2018 was $45.3 million, up $7.8 million, or 20.7%, from $37.5 million in the prior year period. Service revenue growth was driven primarily by improvements in both price and activity for water transfer and disposal services in the Rocky Mountain division. Additionally, due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018, no revenues associated with the Eagle Ford Shale area were included in service revenues for the three months ended June 30, 2018, while $2.3 million was included in service revenue during the prior year period.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended June 30, 2018 was $3.6 million, down $0.4 million, or 9.3%, from $4.0 million in the prior year period. The decrease was the result of management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As a result, no rental revenues were reported for the Eagle Ford Shale area for the three months ended June 30, 2018, while $0.4 million were included in rental revenue during the prior year period.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2018 increased $4.2 million to $39.1 million compared to the prior year period. The increase in direct operating expenses is attributable to higher revenues resulting from increased demand for our services due to an increase in the number of average operating drilling rigs in the basins we serve from those operating in the same period in the prior year. We continue to rely upon higher cost third party or subcontracted truck drivers due to difficulties in recruiting and retaining enough full-time drivers to satisfy customer demand, particularly in our Rocky Mountain division.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2018 were $6.0 million, down $2.9 million, or 32.2% from $8.9 million in the same period in the prior year. During the three months ended June 30, 2017, general and administrative expenses included $3.1 million in legal and professional fees for our chapter 11 filing that were incurred prior to the May 1, 2017 filing date. The legal and professional fees for our chapter 11 filing incurred after the May 1, 2017 filing date were included in “Reorganization items, net” for the three months ended June 30, 2017.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2018 was $12.0 million, nearly flat to the $12.1 million in the prior year period.
Impairment of long-lived assets
During the three months ended June 30, 2018, we recorded an impairment charge of $0.3 million for the Corporate division related to the sale of certain real property in Texas as the fair value was lower than the net book value. The real property was approved to be sold as part of the Eagle Ford closure. There were no impairment charges recorded for long-lived assets during the three months ended June 30, 2017.
Other, net
On March 1, 2018, the Board determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area. In making this determination, the Board considered a number of factors, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our business operations, and recommendations from management. As a result, we have substantially exited the Eagle Ford Shale area as of June 30, 2018. The total costs related to the exit recorded during the three months ended June 30, 2018 were $0.5 million.

Interest Expense, net
Interest expense, net during the three months ended June 30, 2018 was $1.2 million, down $4.1 million or 77.4% from $5.3 million in the prior year period. The lower interest expense is primarily due to an average debt balance of $37 million during the three months ended June 30, 2018, compared to an average debt balance of $496 million during the prior year period.
Other Income, net
Other income, net was $0.6 million for the three months ended June 30, 2018, compared to $5.7 million in the prior year period. The difference is primarily attributable to a $0.5 million gain associated with the change in the fair value of the derivative warrant liability during the three months ended June 30, 2018, compared to a $5.6 million gain during the three months ended June 30, 2017. We issued warrants with derivative features in connection with our chapter 11 filing in 2017 and our debt restructuring during 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 7 and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and June 30, 2017. These fees are primarily comprised of professional and legal fees, debtor in possession credit agreement financing costs, and retention bonus payments. Included in Reorganization items, net for the three months ended June 30, 2018 was $1.3 million in chapter 11 fees paid to the US Trustee.
Income Taxes
We did not record any income tax benefit or expense for the three months ended June 30, 2018, compared to a benefit of $18.0 thousand for the three months ended June 30, 2017. The effect of valuation allowance adjustments against our deferred tax assets resulted in no significant tax expense or benefit for the three months ended June 30, 2018. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor	Predecessor
	Six Months Ended
	June 30,		Increase (Decrease)
	2018	2017	2018 vs 2017
Service revenue	$90,847	$72,956	$17,891	24.5%
Rental revenue	7,770	7,805	(35)	(0.4)%
Total revenue	98,617	80,761	17,856	22.1%
Costs and expenses:
Direct operating expenses	80,696	69,114	11,582	16.8%
General and administrative expenses	25,334	21,226	4,108	19.4%
Depreciation and amortization	26,713	24,978	1,735	6.9%
Impairment of long-lived assets	4,463	—	4,463	100.0%
Other, net	1,068	—	1,068	100.0%
Total costs and expenses	138,274	115,318	22,956	19.9%
Operating loss	(39,657)	(34,557)	5,100	14.8%
Interest expense, net	(2,454)	(19,546)	(17,092)	(87.4)%
Other income, net	514	4,240	(3,726)	(87.9)%
Reorganization items, net	(1,746)	(5,704)	(3,958)	(69.4)%
Loss before income taxes	(43,343)	(55,567)	(12,224)	(22.0)%
Income tax benefit	—	18	(18)	(100.0)%
Net loss	$(43,343)	$(55,549)	$(12,206)	(22.0)%
Service Revenue
Service revenue for the six months ended June 30, 2018 was $90.8 million, up $17.9 million, or 24.5% from $73.0 million in the prior year period. With oil prices continuing to stabilize, customer demand for our services has increased in all divisions as compared to the same period in the prior year. Additionally, pricing increases have also contributed to the increase in service revenue. Due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018, $1.8 million in revenues associated with the Eagle Ford Shale area were included in service revenues for the six months ended June 30, 2018, while $4.0 million was included in service revenue during the prior year period.
Rental Revenue
Rental revenue for the six months ended June 30, 2018 was $7.8 million, or flat as compared to the prior year period. However, the prior year period included $0.8 million of rental revenues from the Eagle Ford Shale area, while the six months ended June 30, 2018 only included $0.3 million of rental revenues due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2018 were $80.7 million, compared to $69.1 million in the prior year period. The increase in direct operating expenses is attributable to higher revenues resulting from increased demand for our services due an increase in the number of average operating oil rigs in the basins we serve from those operating in the same period in the prior year. We continue to rely upon higher cost third party or subcontracted truck drivers due to difficulties in recruiting and retaining enough full-time drivers to satisfy customer demand, particularly in our Rocky Mountain division.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2018 amounted to $25.3 million, up $4.1 million from $21.2 million in the prior year period. The increase was due to higher compensation costs primarily due to the departure of our former Chief Executive Officer. General and administrative expenses for the six months ended June 30, 2017 included $8.8 million in legal and professional fees for our chapter 11 filing that were incurred prior to the May 1, 2017 filing date. The legal and professional fees for our chapter 11 filing incurred after the May 1, 2017 filing date have been included in “Reorganization items, net” for the six months ended June 30, 2017.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2018 was $26.7 million, up approximately $1.7 million from $25.0 million in the prior year period. The increase is primarily attributable to a depreciable asset base with shorter useful lives as a result of the new fair values applied by fresh start accounting upon emergence from chapter 11 on August 7, 2017.
Impairment of long-lived assets
During the three months ended March 31, 2018, management approved a plan to sell certain assets located in the Southern division as a result of exiting the Eagle Ford Shale area. In addition, during the three months ended March 31, 2018, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division, that are expected to sell within one year. These assets qualified to be classified as assets held for sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $4.1 million during the three months ended March 31, 2018. Of the $4.1 million recorded, $4.0 million related to the Southern division and $0.1 million related to the Northeast division.

During the three months ended June 30, 2018, we recorded an impairment charge of $0.3 million for the Corporate division related to the sale of certain real property in Texas as the fair value was lower than the net book value. The real property was approved to be sold as part of the Eagle Ford closure.
There were no impairment charges recorded for long-lived assets during the six months ended June 30, 2017.
Other, net
On March 1, 2018, the Board determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area. In making this determination, the Board considered a number of factors, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our business operations, and recommendations from management. As a result, we have substantially exited the Eagle Ford Shale area as of June 30, 2018. The total costs related to the exit recorded during the six months ended June 30, 2018 were $1.1 million.

Interest Expense, net
Interest expense, net during the six months ended June 30, 2018 was $2.5 million, or $17.1 million lower than the $19.5 million in the prior year period. The lower interest expense is primarily due to an average debt balance of $38 million during the six months ended June 30, 2018, compared to an average debt balance of $488 million during the prior year period.
Other Income, net
Other income, net was $0.5 million for the six months ended June 30, 2018, compared to $4.2 million in the prior year period. The difference is primarily attributable to the $0.3 million gain associated with the change in the fair value of the derivative warrant liability during the six months ended June 30, 2018, compared to a $4.0 million gain during the six months ended June 30, 2017. See Note 7 and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and June 30, 2017, which includes the net gain on debt discharge, professional and insurance fees, debtor in possession credit agreement financing costs, retention bonus payments, and other chapter 11 related items. Included in Reorganization items, net for the six months ended June 30, 2018 was $1.3 million in chapter 11 fees paid to the US Trustee.

Income Taxes

We did not record any income tax benefit or expense for the six months ended June 30, 2018, compared to a benefit of $18.0 thousand for the six months ended June 30, 2017. The effect of valuation allowance adjustments against our deferred tax assets resulted in no significant tax expense or benefit for the six months ended June 30, 2018. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Cash used in operating activities was $0.5 million for three months ended June 30, 2018. Total liquidity as of June 30, 2018, consisting of cash and available borrowings, was $20.2 million. Not included in the $20.2 million of liquidity, was an additional $10.6 million of borrowings available under the Successor Revolving Facility (as defined herein) that could be spent only on capital expenditures. Our sources of cash for 2018 have included cash generated by our operations, asset sales, and borrowings from our Successor Revolving Facility. Based on our current sources of cash, we believe we have adequate liquidity to meet our current and future needs.
The following table summarizes our sources and uses of cash for the six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Successor	Predecessor
	Six months ended June 30,
Net cash (used in) provided by:	2018	2017
Operating activities	$(472)	(13,275)
Investing activities	10,621	708
Financing activities	(2,577)	16,186
Net increase in cash, cash equivalents and restricted cash	$7,572	$3,619

Operating Activities

Net cash used in operating activities was $0.5 million for the six months ended June 30, 2018. The net loss, after adjustments for non-cash items, used cash of $0.9 million, compared to $22.8 million in the corresponding 2017 period. Changes in operating assets and liabilities provided $0.5 million in cash primarily due to an increase in accounts payable and other accrued expenses, offset by an increase in accounts receivable. The non-cash items and other adjustments included $26.7 million of depreciation and amortization, stock-based compensation expense of $11.4 million, long-lived asset impairment charges of $4.5 million, accrued interest added to debt principal of $0.1 million, an increase in bad debt expense of $0.1 million, offset by a $0.3 million gain resulting from the change in the fair value of the derivative warrant liability and a $0.3 million gain on the sale of assets.

Net cash used in operating activities was $13.3 million for the six months ended June 30, 2017. The net loss, after adjustments for non-cash items, used cash of $22.8 million. Changes in operating assets and liabilities provided $9.5 million in cash primarily due to an increase in accounts payable and accrued expenses. The non-cash items and other adjustments included $25.0 million of depreciation and amortization, accrued interest added to debt principal of $8.6 million, amortization of debt issuance costs of $2.1 million, a $4.0 million gain resulting from the change in the fair value of the derivative warrant liability, an increase in bad debt expense of $0.8 million, and stock-based compensation expense of $0.4 million.

Investing Activities

Net cash provided by investing activities was $10.6 million for the six months ended June 30, 2018 and primarily consisted of $17.6 million of proceeds from the sale of property, plant and equipment, offset by $7.1 million of purchases of property, plant and equipment.
Net cash provided in investing activities was $0.7 million for the six months ended June 30, 2017 which consisted primarily of $3.0 million of proceeds from the sale of property, plant and equipment, offset by $2.3 million of purchases of property, plant and equipment.

Financing Activities
Net cash used in financing activities was $2.6 million for the six months ended June 30, 2018 and was primarily comprised of $1.6 million of payments on the Successor First Lien Term Loan and the Successor Second Lien Term Loan and $1.0 million of payments on vehicle financing and other financing activities.
Net cash provided by financing activities was $16.2 million for the six months ended June 30, 2017 and consisted of $15.7 million in additional proceeds from our Predecessor term loan and $6.9 million in cash proceeds from our Predecessor debtor in possession term loan, offset by $3.8 million of net payments under our Predecessor asset-based lending facility and $2.6 million of payments on vehicle financing and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. During the recent industry downturn, we sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. In addition, we more than offset the cash impact of these expenditures by selling underutilized or non-core assets. Cash required for capital expenditures for the six months ended June 30, 2018 totaled $7.1 million compared to $2.3 million for the six months ended June 30, 2017. These capital expenditures were offset by proceeds received from the sale of under-utilized or non-core assets of $17.6 million and $3.0 million in the six months ended June 30, 2018 and 2017, respectively. Although the proceeds from asset sales exceeded capital expenditures during the six months ended June 30, 2018, we expect to reinvest these proceeds in both maintenance and growth projects during the remainder of 2018.

Historically, a portion of our transportation-related capital requirements were financed through capital leases. We had no new equipment additions under capital leases in the six months ended June 30, 2018 or June 30, 2017. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2018 could be financed through cash flow from operations, borrowings under the Successor Revolving Facility and Successor Second Lien Term Loan, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
As of June 30, 2018, we had $36.6 million of indebtedness outstanding, consisting of $13.2 million under the Successor First Lien Term Loan (as defined herein), $20.6 million under the Successor Second Lien Term Loan (as defined herein), and $2.8 million of capital leases for vehicle financings.
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
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of June 30, 2018, we were in compliance with all covenants.

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
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of June 30, 2018, we were in compliance with all covenants.

Off Balance Sheet Arrangements

As of June 30, 2018, other than operating leases, we did not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our contractual obligations at June 30, 2018 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2017 Annual Report on Form 10-K.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the six months ended June 30, 2018 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed on Exhibit 10.9 to our Form 10-Q filed with the SEC on May 9, 2018, on May 29, 2018, we issued 5,889 shares of restricted stock to the Company’s interim Chief Executive Officer, Mr. Charles K. Thompson.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.
The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description

10.1
Employment Agreement dated June 18, 2018, between Nuverra Environmental Solutions, Inc. and Robert Fox (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on June 21, 2018).

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

Date:	August 7, 2018

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Edward A. Lang
Name:	Edward A. Lang
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)