Form 10-Q
period 2018-09-30
Nuverra Environmental Solutions, Inc.
filed 2018-11-06
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
__________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2018 was 12,233,087.

TABLE OF CONTENTS

PART I —FINANCIAL INFORMATION		5
Item 1.	Condensed Consolidated Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2018 (Successor) and December 31, 2017 (Successor)	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 (Successor), Two Months Ended September 30, 2017 (Successor), and One and Seven Months Ended July 31, 2017 (Predecessor)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 (Successor), Two Months Ended September 30, 2017 (Successor), and Seven Months Ended July 31, 2017 (Predecessor)	8
	Condensed Consolidated Statements of Shareholders’ Equity as of September 30, 2018 (Successor) and September 30, 2017 (Successor)	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II – OTHER INFORMATION		50
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51

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

•
risks associated with our indebtedness, including changes to interest rates, decreases in our borrowing availability, our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including the requirement to conduct a rights offering;

•
the availability of less favorable credit and payment terms due to changes in industry condition or our financial condition, which could constrain our liquidity and reduce availability under our revolving credit facility;

•
difficulties in successfully executing our growth initiatives, including identifying and completing acquisitions and divestitures, successfully integrating acquired business operations, and identifying and managing risks inherent in acquisitions and divestitures, as well as differences in the type and availability of consideration or financing for such acquisitions and divestitures;

•	higher than forecasted capital expenditures to maintain and repair our fleet of trucks, equipment and disposal wells;

•	control of costs and expenses;

•	risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuations in the trading prices of our common stock;

•	risks associated with the reliance on third-party analyst and expert market projections and data for the markets in which we operate;

•	risks associated with changes in industry practices and operational technologies and the impact on our business;

•	present and possible future claims, litigation or enforcement actions or investigations;

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

•
risks associated with our customers’ access to sufficient capital to fund their business operations in the areas in which we operate, including unforeseen reductions in customer budget or capital availability, depletion of unallocated customer capital over the course of the applicable budget period, or redeployment of customer capital into different geographic areas;

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

•
the potential impact of changes in governmental trade policies, including the imposition of tariffs and taxes, which may increase costs or otherwise negatively impact our business or the business of our customers;

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	September 30,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$15,077	$5,488
Restricted cash	1,850	1,296
Accounts receivable, net of allowance for doubtful accounts of $1.8 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively	29,706	30,965
Inventories	3,651	4,089
Prepaid expenses and other receivables	2,748	8,594
Other current assets	869	226
Assets held for sale	3,172	2,765
Total current assets	57,073	53,423
Property, plant and equipment, net of accumulated depreciation of $64.5 million and $35.8 million at September 30, 2018 and December 31, 2017, respectively	184,975	229,874
Equity investments	40	48
Intangibles, net	429	547
Goodwill	27,139	27,139
Deferred income taxes	73	84
Other assets	133	207
Total assets	$269,862	$311,322
Liabilities and Shareholders’ Equity
Accounts payable	$7,102	$7,946
Accrued liabilities	15,724	13,939
Current contingent consideration	500	500
Current portion of long-term debt	4,526	5,525
Derivative warrant liability	154	477
Total current liabilities	28,006	28,387
Long-term debt	31,088	33,524
Other long-term liabilities	6,763	6,438
Total liabilities	65,857	68,349
Shareholders’ equity:
Common stock	117	117
Additional paid-in capital	302,243	290,751
Accumulated deficit	(98,355)	(47,895)
Total shareholders’ equity	204,005	242,973
Total liabilities and shareholders’ equity	$269,862	$311,322
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor		Predecessor
	Three Months Ended	Two Months Ended	One Month Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Revenue:
Service revenue	$45,694	$30,620	$13,608
Rental revenue	3,962	3,138	1,514
Total revenue	49,656	33,758	15,122
Costs and expenses:
Direct operating expenses	39,753	26,110	11,896
General and administrative expenses	5,849	4,928	1,326
Depreciation and amortization	10,018	17,321	4,003
Impairment of long-lived assets	100	2,404	—
Other, net	49	—	—
Total costs and expenses	55,769	50,763	17,225
Operating loss	(6,113)	(17,005)	(2,103)
Interest expense, net	(1,241)	(778)	(3,246)
Other income, net	169	294	7
Reorganization items, net	137	530	229,198
(Loss) income before income taxes	(7,048)	(16,959)	223,856
Income tax (expense) benefit	(69)	(34)	304
Net (loss) income	$(7,117)	$(16,993)	$224,160

Earnings per common share:
Net (loss) income per basic common share	$(0.61)	$(1.45)	$1.48

Net (loss) income per diluted common share	$(0.61)	$(1.45)	$1.42

Weighted average shares outstanding:
Basic	11,696	11,696	150,951
Diluted	11,696	11,696	157,394
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended	Two Months Ended	Seven Months Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Revenue:
Service revenue	$136,541	$30,620	$86,564
Rental revenue	11,732	3,138	9,319
Total revenue	148,273	33,758	95,883
Costs and expenses:
Direct operating expenses	120,449	26,110	81,010
General and administrative expenses	31,183	4,928	22,552
Depreciation and amortization	36,731	17,321	28,981
Impairment of long-lived assets	4,563	2,404	—
Other, net	1,117	—	—
Total costs and expenses	194,043	50,763	132,543
Operating loss	(45,770)	(17,005)	(36,660)
Interest expense, net	(3,695)	(778)	(22,792)
Other income, net	683	294	4,247
Reorganization items, net	(1,609)	530	223,494
(Loss) income before income taxes	(50,391)	(16,959)	168,289
Income tax (expense) benefit	(69)	(34)	322
Net (loss) income	$(50,460)	$(16,993)	$168,611

Earnings per common share:
Net (loss) income per basic common share	$(4.31)	$(1.45)	$1.12

Net (loss) income per diluted common share	$(4.31)	$(1.45)	$0.97

Weighted average shares outstanding:
Basic	11,696	11,696	150,940
Diluted	11,696	11,696	174,304

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor		Predecessor
	Nine Months Ended	Two Months Ended	Seven Months Ended
	September 30, 2018	September 30, 2017	July 31, 2017

Cash flows from operating activities:
Net (loss) income	$(50,460)	$(16,993)	$168,611
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,731	17,321	28,981
Amortization of debt issuance costs, net	—	—	2,135
Accrued interest added to debt principal	119	177	11,474
Stock-based compensation	11,492	181	457
Impairment of long-lived assets	4,563	2,404	—
Gain on sale of UGSI	(75)	(76)	—
(Gain) loss on disposal of property, plant and equipment	(919)	687	(258)
Bad debt (recoveries) expense	(164)	41	788
Change in fair value of derivative warrant liability	(323)	140	(4,025)
Deferred income taxes	11	34	(337)
Other, net	541	152	(11,295)
Reorganization items, non-cash	—	—	(218,600)
Changes in operating assets and liabilities:
Accounts receivable	1,423	(5,349)	(4,528)
Prepaid expenses and other receivables	487	(528)	472
Accounts payable and accrued liabilities	1,028	(1,111)	3,682
Other assets and liabilities, net	(234)	(152)	3,494
Net cash provided by (used in) operating activities	4,220	(3,072)	(18,949)
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	19,066	1,623	3,083
Purchases of property, plant and equipment	(9,687)	(404)	(3,149)
Proceeds from the sale of UGSI	75	76	—
Net cash provided by (used in) investing activities	9,454	1,295	(66)
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	—	—	106,785
Payments on Predecessor revolving credit facility	—	—	(129,964)
Proceeds from Predecessor term loan	—	—	15,700
Proceeds from debtor in possession term loan	—	—	6,875
Proceeds from Successor First and Second Lien Term Loans	—	—	36,053
Payments on Successor First and Second Lien Term Loans	(2,132)	(442)	—
Proceeds from Successor revolving facility	172,336	28,020	—
Payments on Successor revolving facility	(172,336)	(28,020)	—
Payments for debt issuance costs	—	—	(1,053)
Payments on vehicle financing and other financing activities	(1,399)	(1,773)	(2,797)
Net cash (used in) provided by financing activities	(3,531)	(2,215)	31,599
Change in cash, cash equivalents and restricted cash	10,143	(3,992)	12,584
Cash and cash equivalents, beginning of period	5,488	7,193	994
Restricted cash, beginning of period	1,296	7,805	1,420
Cash, cash equivalents and restricted cash, beginning of period	6,784	14,998	2,414
Cash and cash equivalents, end of period	15,077	3,248	7,193
Restricted cash, end of period	1,850	7,758	7,805
Cash, cash equivalents and restricted cash, end of period	$16,927	$11,006	$14,998

	Successor		Predecessor
	Nine Months Ended	Two Months Ended	Seven Months Ended
	September 30, 2018	September 30, 2017	July 31, 2017

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,835	$218	$1,568
Cash paid for taxes, net	390	23	193

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2018 (Successor)	11,696	$117	$290,751	$(47,895)	$242,973
Stock-based compensation	—	—	10,978	$—	$10,978
Net loss	—	—	—	(32,167)	(32,167)
Balance at March 31, 2018 (Successor)	11,696	$117	$301,729	$(80,062)	$221,784
Stock-based compensation	—	—	416	$—	$416
Net loss	—	—	—	(11,176)	(11,176)
Balance at June 30, 2018 (Successor)	11,696	$117	$302,145	$(91,238)	$211,024
Stock-based compensation	—	—	98	—	98
Net loss	—	—	—	(7,117)	(7,117)
Balance at September 30, 2018 (Successor)	11,696	$117	$302,243	$(98,355)	$204,005

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2017 (Predecessor)	152,433	$152	$1,407,867	(1,514)	$(19,807)	$(1,557,278)	$(169,066)
Stock-based compensation	—	—	309	—	—	—	309
Issuance of common stock to employees	32	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(12)	(2)	—	(2)
Issuance of common stock for warrants exercised	2	—	—	—	—	—
Net loss	—	—	—	—	—	(35,962)	(35,962)
Balance at March 31, 2017 (Predecessor)	152,467	$152	$1,408,176	(1,526)	$(19,809)	$(1,593,240)	$(204,721)
Stock-based compensation	—	—	112	—	—	—	112
Net loss	—	—	—	—	—	(19,587)	(19,587)
Balance at June 30, 2017 (Predecessor)	152,467	$152	$1,408,288	(1,526)	$(19,809)	$(1,612,827)	$(224,196)
Stock-based compensation	—	—	36	—	—	—	36
Issuance of common stock for warrants exercised	13	—	—	—	—	—	—
Net income	—	—	—	—	—	224,160	224,160
Balance at July 31, 2017 (Predecessor)	152,480	$152	$1,408,324	(1,526)	$(19,809)	$(1,388,667)	$—
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(152,480)	(152)	(1,408,324)	1,526	19,809	1,388,667	—
Issuance of Successor common stock and warrants	11,696	117	290,074	—	—	—	290,191
Balance at August 1, 2017 (Successor)	11,696	$117	$290,074	—	$—	$—	$290,191
Stock-based compensation	—	—	181	—	—	—	181
Net loss	—	—	—	—	—	(16,993)	(16,993)
Balance at September 30, 2017 (Successor)	11,696	$117	$290,255	—	$—	$(16,993)	$273,379

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

Note 2 - Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach. Early adoption of ASU 2016-02 is permitted. We are nearing the completion of our assessment of the impact ASU 2016-02 will have on our consolidated financial statements. Based upon the work performed thus far, we expect the primary change upon adoption to be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. We have also reviewed the various practical expedients that have been approved by the FASB for ASU 2016-02 and have selected which ones we plan to adopt when we implement the new standard effective January 1, 2019.

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

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three months ended September 30, 2018, two months ended September 30, 2017, and one month ended July 31, 2017:

	Successor
	For the Three Months Ended September 30, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$21,809	$9,243	$3,682	$—	$34,734
Disposal Services	5,235	1,329	1,234	—	7,798
Other Revenue	2,471	615	76	—	3,162
Total Service Revenue	29,515	11,187	4,992	—	45,694

Rental Revenue	3,884	60	18	—	3,962

Total Revenue	$33,399	$11,247	$5,010	$—	$49,656

	Successor
	For the Two Months Ended September 30, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$13,573	$5,830	$4,708	$—	$24,111
Disposal Services	2,325	400	890	—	3,615
Other Revenue	1,935	892	67	—	2,894
Total Service Revenue	17,833	7,122	5,665	—	30,620

Rental Revenue	2,734	37	367	—	3,138

Total Revenue	$20,567	$7,159	$6,032	$—	$33,758

	Predecessor
	For the One Month Ended July 31, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$5,878	$2,777	$2,697	$—	$11,352
Disposal Services	980	308	311	—	1,599
Other Revenue	325	297	35	—	657
Total Service Revenue	7,183	3,382	3,043	—	13,608

Rental Revenue	1,319	42	153	—	1,514

Total Revenue	$8,502	$3,424	$3,196	$—	$15,122

The following tables present our revenues disaggregated by revenue source for each reportable segment for the nine months ended September 30, 2018, two months ended September 30, 2017 and seven months ended July 31, 2017:

	Successor
	For the Nine Months Ended September 30, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$65,036	$25,492	$16,807	$—	$107,335
Disposal Services	13,387	3,061	3,551	—	19,999
Other Revenue	7,715	1,231	261	—	9,207
Total Service Revenue	86,138	29,784	20,619	—	136,541

Rental Revenue	11,196	182	354	—	11,732

Total Revenue	$97,334	$29,966	$20,973	$—	$148,273

	Successor
	For the Two Months Ended September 30, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$13,573	$5,830	$4,708	$—	$24,111
Disposal Services	2,325	400	890	—	3,615
Other Revenue	1,935	892	67	—	2,894
Total Service Revenue	17,833	7,122	5,665	—	30,620

Rental Revenue	2,734	37	367	—	3,138

Total Revenue	$20,567	$7,159	$6,032	$—	$33,758

	Predecessor
	For the Seven Months Ended July 31, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$38,844	$17,118	$15,764	$—	$71,726
Disposal Services	6,506	1,284	1,522	—	9,312
Other Revenue	2,975	2,240	311	—	5,526
Total Service Revenue	48,325	20,642	17,597	—	86,564

Rental Revenue	8,221	109	989	—	9,319

Total Revenue	$56,546	$20,751	$18,586	$—	$95,883

Water Transfer Services

The majority of our revenues are from the removal and disposal of flowback and produced saltwater originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and hydraulic fracturing activities by trucks or through temporary or permanent water transport pipelines. Water transfer rates for trucking are generally based upon a fixed fee per barrel of disposal water, but in certain circumstances may be based upon an hourly rate. Revenue is recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our disposal water pipeline are priced at a fixed fee per disposal barrel transferred, with revenues recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

Disposal Services

Revenues for disposal services are generated through fees charged for disposal of oilfield wastes in our landfill and disposal of fluids in our disposal wells. Disposal rates are generally based on a fixed fee per barrel of disposal water, or on a per ton basis for landfill disposal, with revenues recognized once the disposal has occurred. The performance obligation for disposal services is considered complete once the disposal occurs. Therefore, disposal services revenues are recognized at a point in time.

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

Note 4 - Earnings Per Common Share
Net (loss) income per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2018, and the two months ended September 30, 2017, no shares of common stock underlying stock options, restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net (loss) income per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Successor		Predecessor
	Three Months Ended	Two Months Ended	One Month Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Numerator:
Net (loss) income	$(7,117)	$(16,993)	$224,160

Denominator:
Weighted average shares—basic	11,696	11,696	150,951
Common stock equivalents	—	—	6,443
Weighted average shares—diluted	11,696	11,696	157,394

Earnings per common share:
Net (loss) income per basic common share	$(0.61)	$(1.45)	$1.48

Net (loss) income per diluted common share	$(0.61)	$(1.45)	$1.42

Anti-dilutive stock-based awards excluded:	1,210	828	576

	Successor		Predecessor
	Nine Months Ended	Two Months Ended	Seven Months Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Numerator:
Net (loss) income	$(50,460)	$(16,993)	$168,611

Denominator:
Weighted average shares—basic	11,696	11,696	150,940
Common stock equivalents	—	—	23,364
Weighted average shares—diluted	11,696	11,696	174,304

Earnings per common share:
Net (loss) income per basic common share	$(4.31)	$(1.45)	$1.12

Net (loss) income per diluted common share	$(4.31)	$(1.45)	$0.97

Anti-dilutive stock-based awards excluded:	1,227	828	593

Note 5 - Intangible Assets

Intangible assets consist of the following:

	Successor
	September 30, 2018
	Gross Carrying Amount	Additions/(Disposals)	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$594	$(13)	$(152)	$429	5.5
Total intangible assets	$594	$(13)	$(152)	$429	5.5

	Successor
	December 31, 2017
	Gross Carrying Amount	Additions/(Disposals)	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$594	$—	$(47)	$547	6.2
Total intangible assets	$594	$—	$(47)	$547	6.2

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

During the three months ended September 30, 2018, we recorded an impairment charge of $0.1 million in the Southern division for the further write-down of buildings and land held for sale as a result of exiting the Eagle Ford Shale area due to updated market pricing. The $0.1 million is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

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
Assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

	Successor
	September 30, 2018	December 31, 2017
Derivative warrant liability	$154	$477
Contingent consideration	500	500
Derivative Warrant Liability
Upon emergence from chapter 11 on the Effective Date, all existing warrants outstanding under the Predecessor Company were canceled under the Plan. Additionally, on the Effective Date, pursuant to the Plan we issued to the holders of our pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01. The warrants issued by the Successor Company were determined to be derivative liabilities.
Our derivative warrant liability is adjusted to reflect the estimated fair value at each quarter end, with any decrease or increase in the estimated fair value recorded in “Other (income) expense, net” in the condensed consolidated statements of operations. We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo simulation model. The key inputs in determining our derivative warrant liability typically include our stock price, the volatility of our stock price, and the risk free interest rate. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter.
The following table provides a reconciliation of the beginning and ending balances of the Successor “Derivative warrant liability” presented in the condensed consolidated balance sheet during the nine months ended September 30, 2018, and the five months ended December 31, 2017.

	Successor
	Nine Months Ended	Five Months Ended
	September 30, 2018	December 31, 2017
Balance at beginning of period	$477	$—
Issuance of warrants	—	717
Adjustments to estimated fair value	(323)	(240)
Balance at end of period	$154	$477

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

Changes to the fair value of contingent consideration are recorded as “Other (income) expense, net” in the condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes to contingent consideration obligations during the nine months ended September 30, 2018, and five months ended December 31, 2017, were as follows:

	Successor
	Nine Months Ended	Five Months Ended
	September 30, 2018	December 31, 2017
Balance at beginning of period	$500	$1,000
Cash payments	—	(500)
Balance at end of period	500	500
Less: current portion	(500)	(500)
Long-term contingent consideration	$—	$—

Note 8 - Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2018 and December 31, 2017:

	Successor
	September 30, 2018	December 31, 2017
Accrued payroll and employee benefits	$5,829	$3,304
Accrued insurance	2,573	2,701
Accrued legal	718	1,749
Accrued taxes	2,228	2,362
Accrued interest	327	161
Accrued operating costs	3,719	2,663
Accrued other	330	999
Total accrued liabilities	$15,724	$13,939

Note 9 - Debt
Debt consisted of the following at September 30, 2018 and December 31, 2017:

			Successor
			September 30, 2018		December 31, 2017
	Interest Rate	Maturity Date	Fair Value of Debt (d)	Carrying Value of Debt	Carrying Value of Debt
Successor Revolving Facility (a)	7.36%	Aug. 2020	$—	$—	$—
Successor First Lien Term Loan (b)	9.36%	Aug. 2020	12,679	12,679	14,285
Successor Second Lien Term Loan (b)	11.00%	Feb 2021	20,592	20,592	21,000
Vehicle financings (c)	5.31%	Various	2,343	2,343	3,764
Total debt			$35,614	35,614	39,049
Less: current portion of long-term debt				(4,526)	(5,525)
Long-term debt				$31,088	$33,524
_____________________

(a)	The interest rate presented represents the interest rate on the $30.0 million Successor Revolving Facility as of September 30, 2018.

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

(c)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 5.31%, which mature in varying installments between 2018 and 2020.

(d)
Our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan, and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

For a discussion of material changes and developments in our debt and its principal terms, see our discussion below.
Indebtedness
As of September 30, 2018, we had $35.6 million of indebtedness outstanding, consisting of $12.7 million under the Successor First Lien Term Loan (as defined herein), $20.6 million under the Successor Second Lien Term Loan (as defined herein), and $2.3 million of capital leases for vehicle financings.
See the “Bridge Term Loan Credit Agreement, Guaranty Agreement, and Subordination Agreement” discussion in Note 18 for details on the Bridge Term Loan Credit Agreement.
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
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of September 30, 2018, we were in compliance with all covenants.
See the “Amendment to First Lien Credit Agreement and Joinder to First Lien Guaranty and Security Agreement” discussion in Note 18 for details on the First Amendment to the Credit Agreement.

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
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of September 30, 2018, we were in compliance with all covenants.
See the “Amendment to Second Lien Credit Agreement and Joinder to Second Lien Guaranty and Security Agreement” discussion in Note 18 for details on the First Amendment to the Second Lien Term Loan Agreement.

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

Upon emergence from chapter 11 on the Effective Date, all existing warrants outstanding under the Predecessor Company were canceled under the Plan. The following table shows the Predecessor warrant activity for the seven months ended July 31, 2017:

Predecessor
Seven Months Ended
July 31, 2017
Outstanding at the beginning of the period	25,283
Issued	—
Exercised	(16)
Canceled due to emergence from chapter 11	(25,267)
Outstanding at the end of the period	—

Successor Warrants

Pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases warrants to purchase an aggregate of 118,137 shares of common stock, par value $0.01, at an exercise price of $39.82 per share and with a term expiring seven years from the Effective Date.
The following table shows the Successor warrant activity for the nine months ended September 30, 2018:

Successor
Nine Months Ended
September 30, 2018
Outstanding at the beginning of the period	118
Issued	—
Exercised	—
Outstanding at the end of the period	118
Fair Value of Warrants
We account for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the shareholders’ equity section of the entity’s balance sheet. We determined that the Predecessor warrants were ineligible for equity classification due to the anti-dilution provisions in the contract and were recorded as derivative liabilities at fair value in the condensed consolidated balance sheet. The Successor warrants are also ineligible for equity classification as the warrants are not indexed to our common stock and are recorded as derivative liabilities at fair value in the condensed consolidated balance sheets. The Successor warrants are classified as a current liability in the condensed consolidated balance sheets as they could be exercised by the holders at any time.
As discussed previously in Note 7, the fair value of the derivative warrant liability is estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other (income) expense, net” in the condensed consolidated statements of operations.

The fair value of the derivative warrant liability as of September 30, 2018 and December 31, 2017 was estimated using the following model inputs:

	Successor
	As of September 30,	As of December 31,
	2018	2017
Exercise price	$39.82	$39.82
Closing stock price	$11.12	$18.18
Risk free rate	2.93%	2.29%
Expected volatility	42.31%	40.59%

Note 11 - Restructuring and Exit Costs
Eagle Ford Shale Area
On March 1, 2018, the Board of Directors (the “Board”) determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area in order to focus on other opportunities. The Board considered a number of factors in making this determination, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our operations, and recommendations from management. We substantially exited the Eagle Ford Shale area as of June 30, 2018. We continue to incur minimal related costs while the remaining assets previously used in the operation of our business in that basin are divested.

The total costs of the exit recorded during the three and nine months ended September 30, 2018 were $49.0 thousand and $1.1 million, respectively, and are reflected in “Other, net” in the condensed consolidated statements of operations. Such costs consisted of the following and all related to the Southern operating segment:

	Successor
	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Severance and termination benefits	$(11)	$225
Contract termination costs and exit costs	60	892
Total restructuring and exit costs for Eagle Ford	$49	$1,117

The remaining liability for the Eagle Ford exit, shown below, totaled approximately $50.0 thousand as of September 30, 2018 and is included in “Accrued liabilities” in the condensed consolidated balance sheet. A rollforward of the liability from December 31, 2017 through September 30, 2018 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Balance accrued at beginning of period - Successor	$—	$—	$—	$—
Restructuring and exit-related costs	225	64	828	1,117
Cash payments	(225)	(41)	(801)	(1,067)
Balance accrued at end of period - Successor	$—	$23	$27	$50
_____________________

(a)	Employee termination costs consist primarily of severance and related costs.

(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.

(c)	Other exit costs include costs related to the movement of vehicles, tanks and rental fleet in connection with the exit from the Eagle Ford Shale area.

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
The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $45.0 thousand as of September 30, 2018, which is included in “Accrued liabilities” in the condensed consolidated balance sheet. A rollforward of the liability from December 31, 2017 through September 30, 2018 is as follows:

Lease Exit Costs
Balance accrued at beginning of period - Successor	$82
Cash payments	(37)
Balance accrued at end of period - Successor	$45
Note 12 - Income Taxes

	Successor		Predecessor
	Three Months Ended	Two Months Ended	One Month Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Current income tax expense	$(58)	$—	$(33)
Deferred income tax (expense) benefit	(11)	(34)	337
Total income tax (expense) benefit	$(69)	$(34)	$304

	Successor		Predecessor
	Nine Months Ended	Two Months Ended	Seven Months Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Current income tax expense	$(58)	$—	$(15)
Deferred income tax (expense) benefit	(11)	(34)	337
Total income tax (expense) benefit	$(69)	$(34)	$322
The effective income tax rate for the three and nine months ended September 30, 2018 was (1.0)% and (0.1)%, which differs from the federal statutory benefit rate of 21.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the two months ended September 30, 2017, was (0.2)%, which differed from the federal statutory rate of 35.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses. The effective income tax rate for the one and seven months ended July 31, 2017, was (0.1)% and (0.2)%, respectively, which differed from the federal statutory benefit rate of 35.0%. The difference was primarily due to the change in the deferred tax liability related to certain long-lived assets resulting from the application of fresh start accounting.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate statutory income tax rate from 35% to 21%, changes to net operating loss (“NOL”) carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities as of December 22, 2017 using the new statutory rate and have reflected this revaluation in our effective tax rate reconciliation. As we are subject to a valuation allowance, there was no material impact to our tax provision at either September 30, 2018 or December 31, 2017.

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

In light of our continued ordinary losses, at September 30, 2018 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for the remainder of 2018.

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

The total grants awarded during the three and nine months ended September 30, 2018, and the two months ended September 30, 2017 are presented in the table below:

	Successor
	Three Months Ended	Nine Months Ended	Two Months Ended
	September 30, 2018	September 30, 2018	September 30, 2017
Stock option grants	—	—	709
Restricted stock grants	—	20	—
Restricted stock unit grants	—	1,311	—
Total grants in the Successor period	—	1,331	709

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

The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and the two months ended September 30, 2017 was as follows:

	Successor
	Three Months Ended	Nine Months Ended	Two Months Ended
	September 30, 2018	September 30, 2018	September 30, 2017
Stock options	$—	$(788)	$181
Restricted stock	76	236	—
Restricted stock units	22	12,044	—
Total expense	$98	$11,492	$181

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

There were no grants awarded during the one and seven months ended July 31, 2017 under the 2009 Plan. The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the one and seven months ended July 31, 2017 was as follows:

	Predecessor
	One Month Ended	Seven Months Ended
	July 31, 2017	July 31, 2017
Stock options	$12	$109
Restricted stock	22	153
Restricted stock units	2	195
Total expense	$36	$457
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheet at September 30, 2018 and December 31, 2017 did not include any accruals for environmental matters.
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
Confirmation Order Appeal
On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court of the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court.  Although the motion for a stay pending appeal was denied, the appeal remained pending and the District Court heard oral arguments on May 14, 2018.  On August 21, 2018 the District Court issued an order dismissing the appeal.  Hargreaves subsequently filed a

Notice of Appeal to the United States Court of Appeals for the Third Circuit on September 19, 2018, and as a result the appeal remains pending.  The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the final disposition of this appeal will not affect the validity, enforceability or finality of the Confirmation Order.

Note 15 - Related Party and Affiliated Company Transactions
There have been no significant changes to the other related party transactions as described in Note 21 to the consolidated financial statements in our 2017 Annual Report on Form 10-K other than described in Note 18.
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
Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
Three months ended September 30, 2018 - Successor
Revenue	$33,399	$11,247	$5,010	$—	$49,656
Direct operating expenses	25,757	10,372	3,624	—	39,753
General and administrative expenses	1,605	442	106	3,696	5,849
Depreciation and amortization	5,698	1,976	2,331	13	10,018
Operating income (loss)	339	(1,543)	(1,200)	(3,709)	(6,113)
Income (loss) before income taxes	372	(1,628)	(1,240)	(4,552)	(7,048)

Nine months ended September 30, 2018 - Successor
Revenue	97,334	29,966	20,973	—	148,273
Direct operating expenses	77,702	26,696	16,051	—	120,449
General and administrative expenses	4,763	1,722	935	23,763	31,183
Depreciation and amortization	17,910	9,565	9,205	51	36,731
Operating loss	(3,041)	(8,086)	(10,497)	(24,146)	(45,770)
Loss before income taxes	(3,033)	(8,307)	(10,646)	(28,405)	(50,391)

As of September 30, 2018 - Successor
Total assets (a)	118,791	46,713	86,877	17,481	269,862
Total assets held for sale	—	116	2,278	778	3,172

Two months ended September 30, 2017 - Successor
Revenue	20,567	7,159	6,032	—	33,758
Direct operating expenses	15,779	5,962	4,369	—	26,110
General and administrative expenses	1,278	460	829	2,361	4,928
Depreciation and amortization	8,020	4,834	4,421	46	17,321
Operating loss	(6,676)	(4,097)	(3,825)	(2,407)	(17,005)
Loss before income taxes	(7,190)	(4,027)	(3,744)	(1,998)	(16,959)

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
One month ended July 31, 2017 - Predecessor
Revenue	8,502	3,424	3,196	—	15,122
Direct operating expenses	6,434	3,329	2,133	—	11,896
General and administrative expenses	425	331	3	567	1,326
Depreciation and amortization	2,376	657	955	15	4,003
Operating (loss) income	(733)	(893)	105	(582)	(2,103)
(Loss) income before income taxes	(4,944)	27,121	22,583	179,096	223,856

Seven months ended July 31, 2017 - Predecessor
Revenue	56,546	20,751	18,586	—	95,883
Direct operating expenses	46,837	21,117	13,056	—	81,010
General and administrative expenses	3,877	1,917	1,684	15,074	22,552
Depreciation and amortization	15,964	5,352	7,542	123	28,981
Operating loss	(10,132)	(7,635)	(3,696)	(15,197)	(36,660)
(Loss) income before income taxes	(14,854)	20,194	18,650	144,299	168,289

As of December 31, 2017 - Successor
Total assets (a)	137,213	54,218	111,457	8,434	311,322
Total assets held for sale	2,765	—	—	—	2,765
_____________________

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

(b)	The Southern division includes the Eagle Ford Shale area which we substantially exited during the six months ended June 30, 2018. See Note 11 for further discussion.

Note 17 - Subsidiary Guarantors
The 2018 Notes and the 2021 Notes of the Predecessor Company were registered securities. As a result of these registered securities, we were required to present the following condensed consolidating financial information for the Predecessor periods pursuant to Rule 3-10 of SEC Regulation S-X, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Our Successor Revolving Facility, Successor First Lien Term Loan, and Successor Second Lien Term Loan are not registered securities. Therefore, the presentation of condensed consolidating financial information is not required for the Successor period.
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly owned subsidiaries (the “Guarantor Subsidiaries”) for the one and seven months ended July 31, 2017.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
ONE MONTH ENDED JULY 31, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$15,122	$—	$15,122
Costs and expenses:
Direct operating expenses	—	11,896	—	11,896
General and administrative expenses	567	759	—	1,326
Depreciation and amortization	15	3,988	—	4,003
Total costs and expenses	582	16,643	—	17,225
Operating loss	(582)	(1,521)	—	(2,103)
Interest expense, net	(3,207)	(39)	—	(3,246)
Other income, net	—	7	—	7
Income (loss) from equity investments	122,214	—	(122,214)	—
Reorganization items, net	182,885	46,313	—	229,198
Income (loss) before income taxes	301,310	44,760	(122,214)	223,856
Income tax (expense) benefit	(77,150)	77,454	—	304
Net income (loss)	$224,160	$122,214	$(122,214)	$224,160

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SEVEN MONTHS ENDED JULY 31, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,883	$—	$95,883
Costs and expenses:
Direct operating expenses	—	81,010	—	81,010
General and administrative expenses	15,074	7,478	—	22,552
Depreciation and amortization	123	28,858	—	28,981
Total costs and expenses	15,197	117,346	—	132,543
Operating loss	(15,197)	(21,463)	—	(36,660)
Interest expense, net	(22,333)	(459)	—	(22,792)
Other income, net	4,125	136	—	4,261
Income (loss) from equity investments	101,462	(14)	(101,462)	(14)
Reorganization items, net	177,704	45,790	—	223,494
Income (loss) before income taxes	245,761	23,990	(101,462)	168,289
Income tax (expense) benefit	(77,150)	77,472	—	322
Net income (loss)	$168,611	$101,462	$(101,462)	$168,611

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SEVEN MONTHS ENDED JULY 31, 2017
(Unaudited)

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(18,672)	$(277)	$(18,949)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,083	3,083
Purchase of property, plant and equipment	—	(3,149)	(3,149)
Net cash used in investing activities	—	(66)	(66)
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	106,785	—	106,785
Payments on Predecessor revolving credit facility	(129,964)	—	(129,964)
Proceeds from Predecessor term loan	15,700	—	15,700
Proceeds from debtor in possession term loan	6,875	—	6,875
Proceeds from Successor First and Second Lien Term Loans	36,053	—	36,053
Payments for debt issuance costs	(1,053)	—	(1,053)
Payments on vehicle financing and other financing activities	—	(2,797)	(2,797)
Net cash provided by (used in) financing activities	34,396	(2,797)	31,599
Change in cash, cash equivalents and restricted cash	15,724	(3,140)	12,584
Cash, cash equivalents and restricted cash - beginning of period	1,388	1,026	2,414
Cash, cash equivalents and restricted cash - end of period	$17,112	$(2,114)	$14,998
Note 18 - Subsequent Events
Acquisition of Clearwater
On October 5, 2018, we completed the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (collectively, “Clearwater”) for an initial purchase price of $41.9 million, subject to customary working capital adjustments (the “Acquisition”). Clearwater is a supplier of waste water disposal services used by the oil and gas industry in the Marcellus and Utica Shale areas. Clearwater has three salt water disposal wells in service, all of which are located in Ohio. This acquisition expands our service offerings in the Marcellus and Utica Shale areas in our Northeast division.
Consideration consisted of $41.9 million in cash which was funded primarily by a $32.5 million bridge loan that will be repaid with proceeds from a planned offering to shareholders of common stock purchase rights. In addition, the Credit Agreement Lenders provided us with an additional term loan under the Credit Agreement in the amount of $10.0 million which was used to finance a portion of the Acquisition.
In connection with the Acquisition, we incurred transaction costs of $0.4 million during the three and nine months ended September 30, 2018, which are included in general and administrative costs in the accompanying condensed consolidated statements of operations.
Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. As the acquisition accounting allocation is preliminary and subject to adjustments for the final valuation and tax analysis, this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, and the determination of any residual amount that will be allocated to goodwill.

The preliminary allocation of the purchase price at October 5, 2018 is summarized as follows:

Accounts receivable	$1,897
Intangible assets	799
Property, plant and equipment	37,396
Goodwill	2,382
Accounts payable and accrued expenses	(574)
Total	$41,900
The preliminary purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our condensed consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the tangible assets, which are primarily comprised of the three salt water disposal wells, was estimated using the discounted cash flow method, a form of the income approach. This method estimates the fair value of the assets based upon the present value of the expected cash flows. Estimates that impact the measurement of the tangible assets using the discounted cash flow method are the discount rate and the timing and amount of cash flows. The intangible assets acquired, which primarily consists of the trade name, were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. Estimates that impact the measurement of the intangible assets acquired are net sales projections, and the discount and royalty rates used.
Bridge Term Loan Credit Agreement, Guaranty Agreement, and Subordination Agreement

In connection with the Acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Credit Agreement”) with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent (the “Bridge Term Loan Agent”). The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million, of which $22.5 million was used to finance the Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Successor Second Lien Term Loan. The Bridge Term Loan Agreement matures on April 5, 2019 and has an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month. Under the terms of the Bridge Term Loan Credit Agreement, the outstanding amounts may be accelerated upon the occurrence of an Event of Default (as defined in the Bridge Term Loan Credit Agreement), including as a result of a payment default under the Successor First Lien Term Loan or Successor Second Lien Term Loan after expiration of a ten day cure period or a default resulting in acceleration of the obligations due under the Successor First Lien Term Loan or Successor Second Lien Term Loan.

The Bridge Term Loan Credit Agreement requires us to use our reasonable best efforts to effectuate and close the Rights Offering (as defined below) as soon as reasonably practicable following October 5, 2018. Concurrently with the completion of the Rights Offering, we are required to prepay all outstanding amounts under the Bridge Term Loan Credit Agreement in cash in an amount equal to the net cash proceeds received from the Rights Offering.

We also have the option to prepay principal amounts outstanding under the Bridge Term Loan Credit Agreement at any time without premium or penalty. Except upon the completion of the Rights Offering or in the event that an insolvency proceeding is pending against us, all principal payments (whether at maturity or otherwise) are required to be tendered in the form of common stock of the Company, with the value of such common stock determined based on its volume weighted average price during the 20-day period preceding the announcement of the Acquisition.

Amendment to First Lien Credit Agreement and Joinder to First Lien Guaranty and Security Agreement

On October 5, 2018, in connection with the Acquisition, we entered into a First Amendment to the Credit Agreement (the “First Amendment to the Credit Agreement”) with the Credit Agreement Lenders and the Credit Agreement Agent, which amends the Credit Agreement. Pursuant to the First Amendment to the Credit Agreement, the Credit Agreement Lenders provided us with an additional term loan under the Credit Agreement in the amount of $10.0 million, which was used to finance a portion of the Acquisition. The First Amendment to the Credit Agreement also amended the Credit Agreement to extend the maturity date from August 7, 2020 to February 7, 2021, in addition to allowing for the Acquisition and providing us with additional flexibility under the Credit Agreement, including certain availability, mandatory prepayment and financial reporting provisions thereunder.

On October 5, 2018, in connection with the First Amendment to the Credit Agreement, Nuverra Ohio Disposal LLC and Clearwater (collectively, the “New Grantors”) entered into a Joinder to the First Lien Guaranty and Security Agreement, pursuant to which the New Grantors agreed to become party to that First Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Credit Agreement Agent.

Amendment to Second Lien Credit Agreement and Joinder to the Second Lien Guaranty and Security Agreement

On October 5, 2018, in connection with the Acquisition, we entered into a First Amendment to the Second Lien Term Loan Agreement (the “First Amendment to the Second Lien Term Loan Agreement”) with the Second Lien Term Loan Lenders and the Second Lien Term Loan Agent, which amends the Second Lien Term Loan Agreement. Pursuant to the First Amendment to Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to certain conforming amendments to the Credit Agreement to allow for the funding of the additional term loan in the amount of $10.0 million under the First Amendment to the Credit Agreement and the term loans pursuant to the Bridge Term Loan Credit Agreement. The First Amendment to the Second Lien Term Loan Agreement also extended the maturity date from February 7, 2021 to October 7, 2021.

On October 5, 2018, in connection with the First Amendment to Second Lien Term Loan Agreement, the New Grantors entered into the Second Lien Guaranty and Security Agreement Joinder, pursuant to which the New Grantors agreed to become party to that Second Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Second Lien Agent.

First Amendment to Intercreditor Agreement and Joinder to Intercompany Subordination Agreement

On October 5, 2018, in connection with the First Amendment to the Credit Agreement, we acknowledged the terms and conditions under a First Amendment to the Intercreditor Agreement, dated October 5, 2018, by and between the Credit Agreement Agent and the Second Lien Term Loan Agent, which amends the Subordination and Intercreditor Agreement, dated as of August 7, 2017, by and between the Credit Agreement Agent and the Second Lien Term Loan Agent. On October 5, 2018, the New Grantors also entered into the Joinder to Intercompany Subordination Agreement, pursuant to which the New Grantors agreed to become party to that Intercompany Subordination Agreement by and among the persons originally party thereto as an “Obligor”, the Credit Agreement Agent and the Second Lien Term Loan Agent.

Rights Offering and Backstop Commitment Letter

We have agreed, pursuant to the Bridge Term Loan Credit Agreement, to use our reasonable best efforts to effectuate and close a rights offering as soon as reasonably practicable following October 5, 2018 pursuant to which we plan to dividend to our holders of common stock subscription rights to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). The proceeds of the Rights Offering will be used by us to pay the obligations under the Bridge Term Loan Credit Agreement.

In connection with the Rights Offering, we entered into a Backstop Commitment Letter on October 5, 2018 (the “Backstop Commitment Letter”) with certain backstop parties named therein (the “Backstop Parties”), pursuant to which the Backstop Parties agreed, subject to the terms and conditions in the Backstop Commitment Letter, to participate in the Rights Offering and backstop the full amount of the Rights Offering. The Backstop Parties are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. In exchange for the commitments under the Backstop Commitment Letter, we paid to the Backstop Parties, in the aggregate, a nonrefundable cash payment equal to 1.0% of the full amount of the Rights Offering. Pursuant to the Backstop Commitment Letter, we are required to file a registration statement with the SEC within 20 days following October 5, 2018. This registration statement was filed with the SEC on October 25, 2018. The record date for the Rights Offering will be set by the Board of Directors of the Company upon the registration statement being declared effective by the SEC. Pursuant to the Backstop Commitment Letter, the exercise price for each share of common stock issuable upon exercise of a subscription right will be $9.61, which is equal to the 20-day volume weighted average price of the common stock of the Company preceding the public announcement of the completion of the Acquisition on October 5, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Risk Factors” included in our 2017 Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (“SEC”) for a description of important factors that could cause actual results to differ from expected results.
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

We continue to see improvement in West Texas Intermediate (“WTI) crude oil prices in 2018, with average oil prices of $69.69 during the third quarter of 2018 as compared to $48.18 in the third quarter of 2017, while Henry Hub (“HH”) natural gas prices remained flat as compared to the prior year. According to Baker Hughes, average rig count in our active basins increased 4.3% year over year to 179 in the third quarter of 2018, and completed wells in those basins increased 21.8% year over year to 945. (Average rig count and completed wells in our active basins no longer includes those in the Eagle Ford Shale area as we have substantially exited that basin as of June 30, 2018.) Per the US Energy Information Association (“EIA”), both oil production and natural gas production in the basins in which we operate were up during the third quarter of 2018 as compared to the prior year, with an 18.8% increase in oil production and a 23.8% increase in natural gas production. As a result of the increases in oil prices, average rig count, completed wells and overall production, we saw an increase in drilling and completion activities primarily in the Rocky Mountain and Northeast divisions in the third quarter of 2018 as compared with the third quarter of 2017.
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
The following tables summarize our total revenues by oil and natural gas shale area for the three and nine months ended September 30, 2018, two months ended September 30, 2017, and one and seven months ended July 31, 2017 (in thousands):

	Successor		Predecessor
	Three Months Ended	Two Months Ended	One Month Ended
	September 30,	September 30,	July 31,
	2018	2017	2017
Revenue - from predominantly oil shale areas (a)	$33,399	$22,290	$9,420
Revenue - from predominantly natural gas shale areas (b)	16,257	11,468	5,702
Total revenue	$49,656	$33,758	$15,122

	Successor		Predecessor
	Nine Months Ended	Two Months Ended	Seven Months Ended
	September 30,	September 30,	July 31,
	2018	2017	2017
Revenue - from predominantly oil shale areas (a)	$99,474	$22,290	$62,302
Revenue - from predominantly natural gas shale areas (b)	48,799	11,468	33,581
Total revenue	$148,273	$33,758	$95,883

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

Results of Operations:
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Two Months Ended	One Month Ended
	September 30,	September 30,	July 31,	Increase (Decrease)
	2018	2017	2017	2018 vs 2017 (Combined)
Service revenue	$45,694	$30,620	$13,608	$1,466	3.3%
Rental revenue	3,962	3,138	1,514	(690)	(14.8)%
Total revenue	49,656	33,758	15,122	776	1.6%
Costs and expenses:
Direct operating expenses	39,753	26,110	11,896	1,747	4.6%
General and administrative expenses	5,849	4,928	1,326	(405)	(6.5)%
Depreciation and amortization	10,018	17,321	4,003	(11,306)	(53.0)%
Impairment of long-lived assets	100	2,404	—	(2,304)	(95.8)%
Other, net	49	—	—	49	100.0%
Total costs and expenses	55,769	50,763	17,225	(12,219)	(18.0)%
Operating loss	(6,113)	(17,005)	(2,103)	(12,995)	(68.0)%
Interest expense, net	(1,241)	(778)	(3,246)	(2,783)	(69.2)%
Other income, net	169	294	7	(132)	(43.9)%
Reorganization items, net	137	530	229,198	(229,591)	(99.9)%
(Loss) income before income taxes	(7,048)	(16,959)	223,856	(213,945)	(103.4)%
Income tax (expense) benefit	(69)	(34)	304	(339)	(125.6)%
Net (loss) income	$(7,117)	$(16,993)	$224,160	$(214,284)	(103.4)%

Service Revenue
Service revenue consists of fees charged to customers for the removal and disposal of flowback and produced water originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and completion activities by trucks or through temporary or permanent water transport pipelines. Service revenue also includes fees charged for disposal of oilfield wastes in our landfill and disposal of fluids in our disposal wells. Service revenue for the three months ended September 30, 2018 was $45.7 million, up $1.5 million, or 3.3%, from $44.2 million in the prior year period. Service revenue growth was driven primarily by improvements in activity levels for water transfer and disposal services in the Rocky Mountain and Northeast divisions, offset by a decrease in activity levels for water transfer services, including our permanent disposal water pipeline, in the Southern division. Due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018, no revenues associated with the Eagle Ford Shale area were included in service revenues for the Southern division for the three months ended September 30, 2018, while $2.2 million was included during the prior year period.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended September 30, 2018 was $4.0 million, down $0.7 million, or 14.8%, from $4.7 million in the prior year period. The decrease was largely the result of management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As a result, no rental revenues were reported for the Eagle Ford Shale area for the three months ended September 30, 2018, while $0.5 million were included in rental revenue during the prior year period.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2018 increased $1.7 million to $39.8 million compared to the prior year period. The increase in direct operating expenses is primarily attributable to the use of higher cost third party or subcontracted truck drivers due to difficulties in recruiting and retaining enough full-time drivers to satisfy customer demand, particularly in our Rocky Mountain division. Additionally, the increase in direct operating expenses is attributable to higher revenues resulting from increased demand for our services.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2018 were $5.8 million, down $0.4 million, or 6.5% from $6.3 million in the same period in the prior year. The decrease is primarily due to lower legal and payroll expenses, as well as a reduction in bad debt expense, offset by transaction costs incurred during the three months ended September 30, 2018 for the Clearwater acquisition that closed on October 5, 2018. See Note 18 in the Notes to the Condensed Consolidated Financial Statements for further details on the Clearwater acquisition.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2018 was $10.0 million, down 53.0% as compared to $21.3 million in the prior year period. The decrease is primarily the result of higher depreciation recorded during the three months ended September 30, 2017 as a result of a higher depreciable asset base with shorter useful lives due to the new fair values applied by fresh start accounting upon emergence from chapter 11. This primarily impacted depreciation expense for the first six months after the application of fresh start accounting.
Impairment of long-lived assets
During the three months ended September 30, 2018, we recorded an impairment charge of $0.1 million in the Southern division for the further write-down of buildings and land held for sale as a result of exiting the Eagle Ford Shale area due to updated market pricing.
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
Other, net
On March 1, 2018, the Board determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area. In making this determination, the Board considered a number of factors, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our business operations, and recommendations from management. We substantially exited the Eagle Ford Shale area as of June 30, 2018. We continue to incur minimal related costs while the remaining assets previously used in the operation of our business in that basin are divested. Those costs were $49.0 thousand during the three months ended September 30, 2018.

Interest Expense, net
Interest expense, net during the three months ended September 30, 2018 was $1.2 million, down $2.8 million or 69.2% from $4.0 million in the prior year period. The lower interest expense is primarily due to an average debt balance of $36.1 million during the three months ended September 30, 2018, compared to an average debt balance of $272.4 million during the prior year period.
Other Income, net
Other income, net was $0.2 million for the three months ended September 30, 2018, compared to $0.3 million in the prior year period. The three months ended September 30, 2018 includes a $33.3 thousand gain associated with the change in the fair value of the derivative warrant liability, while the three months ended September 30, 2017 included a $140.1 thousand loss. We issued warrants with derivative features in connection with our chapter 11 filing in 2017 and our debt restructuring during 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 7 and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and September 30, 2017. These fees are primarily comprised of professional and legal fees, debtor in possession credit agreement financing costs, and retention payments.
Income Taxes
The income tax expense for the three months ended September 30, 2018 was $0.1 million compared to a benefit of $0.3 million for the three months ended September 30, 2017. The primary item impacting income taxes for the three months ended September 30, 2018 was the valuation allowance against our deferred tax assets. The primary items impacting income taxes for the three months ended September 30, 2017 was the change in the deferred tax liability related to certain long-lived assets resulting from the application of fresh start accounting. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information.
Segment Operating Results: Three Months Ended September 30, 2018 and 2017
The following table shows operating results for each of our segments for the three months ended September 30, 2018 and 2017:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Three months ended September 30, 2018 (1)
Revenue	$33,399	$11,247	$5,010	$—	$49,656
Direct operating expenses	25,757	10,372	3,624	—	39,753
Operating income (loss)	339	(1,543)	(1,200)	(3,709)	(6,113)

Three months ended September 30, 2017 (2)
Revenue	$29,069	$10,583	$9,228	$—	$48,880
Direct operating expenses	22,213	9,291	6,502	—	38,006
Operating loss	(7,409)	(4,990)	(3,720)	(2,989)	(19,108)
(1)     Successor period

(2)	Represents the combined results from the two months ended September 30, 2017 (Successor) and the one month ended July 31, 2017 (Predecessor).

Rocky Mountain

Revenues for the Rocky Mountain division increased during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to increased activity for water transfer and disposal services. Specifically, water transfer service volumes have increased due to more active operating rigs in the Rocky Mountain division during the three months ended September 30, 2018 as compared to the prior year period. To meet the increased demand in the region, we hired additional third party or subcontracted truck drivers. Additionally, volumes at the landfill and the disposal wells also increased over the same period in the prior year.

For the Rocky Mountain division, direct operating costs increased during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to the reliance on third party or subcontracted truck drivers to meet the increased demand.

Northeast

Revenues for the Northeast division increased during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to higher activity levels for water transfer and disposal services. Additionally, pricing increases for disposal services contributed to the increase in revenues.

For the Northeast division, direct operating costs increased during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to higher activity levels.

Southern

Revenues for the Southern division decreased during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As a result, there were no revenues associated with the Eagle Ford Shale area included for the three months ended September 30, 2018, while $2.7 million was included during the prior year period. Additionally, activity levels for water transfer services, including our permanent disposal water pipeline, were down in the Southern division during the three months ended September 30, 2018.

In the Southern division, direct operating costs decreased during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to the exit of the Eagle Ford Shale area and lower activity levels.

Corporate/Other
The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended September 30, 2018 were higher than those reported for the three months ended September 30, 2017 due primarily to transaction costs incurred during the current year related to the acquisition of Clearwater that closed on October 5, 2018. See Note 18 in the Notes to the Condensed Consolidated Financial Statements for further details on the Clearwater acquisition.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor		Predecessor
	Nine Months Ended	Two Months Ended	Seven Months Ended
	September 30,	September 30,	July 31,	Increase (Decrease)
	2018	2017	2017	2018 vs 2017 (Combined)
Service revenue	$136,541	$30,620	$86,564	$19,357	16.5%
Rental revenue	11,732	3,138	9,319	(725)	(5.8)%
Total revenue	148,273	33,758	95,883	18,632	14.4%
Costs and expenses:
Direct operating expenses	120,449	26,110	81,010	13,329	12.4%
General and administrative expenses	31,183	4,928	22,552	3,703	13.5%
Depreciation and amortization	36,731	17,321	28,981	(9,571)	(20.7)%
Impairment of long-lived assets	4,563	2,404	—	2,159	89.8%
Other, net	1,117	—	—	1,117	100.0%
Total costs and expenses	194,043	50,763	132,543	10,737	5.9%
Operating loss	(45,770)	(17,005)	(36,660)	(7,895)	(14.7)%
Interest expense, net	(3,695)	(778)	(22,792)	(19,875)	(84.3)%
Other income, net	683	294	4,247	(3,858)	(85.0)%
Reorganization items, net	(1,609)	530	223,494	(225,633)	(100.7)%
(Loss) income before income taxes	(50,391)	(16,959)	168,289	(201,721)	(133.3)%
Income tax (expense) benefit	(69)	(34)	322	(357)	(124.0)%
Net (loss) income	$(50,460)	$(16,993)	$168,611	$(202,078)	(133.3)%
Service Revenue
Service revenue for the nine months ended September 30, 2018 was $136.5 million, up $19.4 million, or 16.5% from $117.2 million in the prior year period. With oil prices continuing to stabilize, customer demand for our disposal services has increased in all divisions, and demand for our water transfer services has increased in the Rocky Mountain and Northeast divisions as compared to the same period in the prior year. Additionally, pricing increases have also contributed to the increase in service revenue. Due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018, only $1.8 million in revenues associated with the Eagle Ford Shale area were included in service revenues for the nine months ended September 30, 2018, while $6.2 million was included in service revenue during the prior year period.
Rental Revenue
Rental revenue for the nine months ended September 30, 2018 was $11.7 million, down $0.7 million as compared to the prior year period. However, the prior year period included $1.3 million of rental revenues from the Eagle Ford Shale area, while the nine months ended September 30, 2018 only included $0.3 million of rental revenues due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2018 were $120.4 million, compared to $107.1 million in the prior year period. The increase in direct operating expenses is primarily attributable to the use of higher cost third party or subcontracted truck drivers due to difficulties in recruiting and retaining enough full-time drivers to satisfy customer demand, particularly in our Rocky Mountain division. Additionally, the increase in direct operating expenses is attributable to higher revenues resulting from increased demand for our services.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2018 amounted to $31.2 million, up $3.7 million from $27.5 million in the prior year period. The increase was primarily due to higher compensation costs, including $14.0 million related to the departure of our former Chief Executive Officer, offset by decreases in professional fees. General and administrative expenses for the nine months ended September 30, 2017 included $8.8 million in legal and professional fees for our chapter 11 filing that were incurred prior to the May 1, 2017 filing date. The legal and professional fees for our chapter 11 filing incurred after the May 1, 2017 filing date have been included in “Reorganization items, net” for the nine months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2018 was $36.7 million, down approximately $9.6 million from $46.3 million in the prior year period. The decrease is primarily the result of higher depreciation recorded during the nine months ended September 30, 2017 as a result of a higher depreciable asset base with shorter useful lives due to the new fair values applied by fresh start accounting upon emergence from chapter 11. This primarily impacted depreciation expense for the first six months after the application of fresh start accounting.
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
During the three months ended September 30, 2018, we recorded an impairment charge of $0.1 million in the Southern division for the further write-down of buildings and land held for sale as a result of exiting the Eagle Ford Shale area due to updated market pricing.
During the nine months ended September 30, 2017, management approved plans to sell certain underutilized assets in the Rocky Mountain and Southern division. These assets qualified to be classified as assets held for sale and as a result the assets were recorded at the lower of net book value or fair value less costs to sell, resulting in a long-lived asset impairment charge of $2.4 million for the nine months ended September 30, 2017, of which $2.2 million related to the Rocky Mountain division and $0.2 million related to the Southern division.
Other, net
On March 1, 2018, the Board determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area. In making this determination, the Board considered a number of factors, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our business operations, and recommendations from management. We substantially exited the Eagle Ford Shale area as of June 30, 2018. The total costs related to the exit recorded during the nine months ended September 30, 2018 were $1.1 million.

Interest Expense, net
Interest expense, net during the nine months ended September 30, 2018 was $3.7 million, or $19.9 million lower than the $23.6 million in the prior year period. The lower interest expense is primarily due to an average debt balance of $37.3 million during the nine months ended September 30, 2018, compared to an average debt balance of $256.0 million during the prior year period.
Other Income, net
Other income, net was $0.7 million for the nine months ended September 30, 2018, compared to $4.5 million in the prior year period. The difference is primarily attributable to the $0.3 million gain associated with the change in the fair value of the derivative warrant liability during the nine months ended September 30, 2018, compared to a $3.9 million gain during the nine months ended September 30, 2017. See Note 7 and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.

Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and September 30, 2017, which includes the net gain on debt discharge, professional and insurance fees, debtor in possession credit agreement financing costs, retention payments, and other chapter 11 related items. Included in Reorganization items, net for the nine months ended September 30, 2018 was $1.3 million in chapter 11 fees paid to the US Trustee.
Income Taxes

The income tax expense for the nine months ended September 30, 2018 was $0.1 million, compared to a benefit of $0.3 million for the nine months ended September 30, 2017. The primary item impacting income taxes for the nine months ended September 30, 2018 was the valuation allowance against our deferred tax assets. The primary items impacting income taxes for the nine months ended September 30, 2017 was the change in the deferred tax liability related to certain long-lived assets resulting from the application of fresh start accounting. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information.
Segment Operating Results: Nine Months Ended September 30, 2018 and 2017
The following table shows operating results for each of our segments for the nine months ended September 30, 2018 and 2017:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Nine months ended September 30, 2018 (1)
Revenue	$97,334	$29,966	$20,973	$—	$148,273
Direct operating expenses	77,702	26,696	16,051	—	120,449
Operating loss	(3,041)	(8,086)	(10,497)	(24,146)	(45,770)

Nine months ended September 30, 2017 (2)
Revenue	$77,113	$27,910	$24,618	$—	$129,641
Direct operating expenses	62,616	27,079	17,425	—	107,120
Operating loss	(16,808)	(11,732)	(7,521)	(17,604)	(53,665)

(1)	Successor period

(2)	Represents the combined results from the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor).
Rocky Mountain

Revenues for the Rocky Mountain division increased during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to increased activity for water transfer and disposal services. Specifically, water transfer service volumes have increased due to more active operating rigs in the Rocky Mountain division during the nine months ended September 30, 2018 as compared to the prior year period. Revenue improvement also came from the purchase and deployment of additional temporary water transport pipeline in early 2018. Additionally, volumes at the landfill and the disposal wells also increased over the same period in the prior year.

For the Rocky Mountain division, direct operating costs increased during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to increased activity.

Northeast

Revenues for the Northeast division increased during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to higher activity levels for water transfer and disposal services. Additionally, pricing increases for disposal services contributed to the increase in revenues.

For the Northeast division, direct operating costs increased during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to higher activity levels.

Southern

Revenues for the Southern division decreased during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As a result, only $2.1 million in revenues associated with the Eagle Ford Shale area were included for the nine months ended September 30, 2018, while $7.5 million was included during the prior year period. Additionally, activity levels for water transfer services, including our permanent disposal water pipeline, were down in the Southern division during the nine months ended September 30, 2018.

In the Southern division, direct operating costs decreased during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the exit of the Eagle Ford Shale area and lower activity levels.

Corporate/Other
The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the nine months ended September 30, 2018 were higher than those reported for the nine months ended September 30, 2017 due primarily to higher compensation costs related to the departure of our former Chief Executive Officer in the first quarter of 2018.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Cash provided by operating activities was $4.2 million for three months ended September 30, 2018. Total liquidity as of September 30, 2018, consisting of cash and available borrowings, was $21.1 million. Not included in the $21.1 million of liquidity, was an additional $10.2 million of borrowings available under the Successor Revolving Facility (as defined herein) that could be spent only on capital expenditures. Our sources of cash for 2018 have included cash generated by our operations, asset sales, and borrowings from our Successor Revolving Facility. Based on our current sources of cash, we believe we have adequate liquidity to meet our current and future needs.
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2018, two months ended September 30, 2017, and the seven months ended July 31, 2017 (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30,	Two Months Ended September 30,	Seven Months Ended July 31,
Net cash (used in) provided by:	2018	2017	2017
Operating activities	$4,220	$(3,072)	$(18,949)
Investing activities	9,454	1,295	(66)
Financing activities	(3,531)	(2,215)	31,599
Net change in cash, cash equivalents and restricted cash	$10,143	$(3,992)	$12,584

Operating Activities

Net cash provided by operating activities was $4.2 million for the nine months ended September 30, 2018. The net loss, after adjustments for non-cash items, provided cash of $1.5 million, compared to the use of $18.0 million in the corresponding 2017 period. Changes in operating assets and liabilities provided $2.7 million in cash primarily due to a decrease in accounts receivable and an increase in accounts payable and other accrued expenses. The non-cash items and other adjustments included $36.7 million of depreciation and amortization, stock-based compensation expense of $11.5 million, long-lived asset impairment charges of $4.6 million, accrued interest added to debt principal of $0.1 million, offset by a $0.9 million gain on the sale of assets and $0.3 million gain resulting from the change in the fair value of the derivative warrant liability.

Net cash used in operating activities was $22.0 million for the nine months ended September 30, 2017. The net loss, after adjustments for non-cash items, used cash of $18.0 million. Changes in operating assets and liabilities used $4.0 million in cash primarily due to increases in accounts receivable, accounts payable and accrued expenses, and other long term liabilities as a result of the chapter 11 filing and the fresh start accounting. The non-cash items and other adjustments included $46.3 million of depreciation and amortization, accrued interest added to debt principal of $11.7 million, a $3.9 million gain resulting from the change in the fair value of the derivative warrant liability, amortization of debt issuance costs of $2.1 million, an increase in bad debt expense of $0.8 million, and stock-based compensation expense of $0.6 million.

Investing Activities

Net cash provided by investing activities was $9.5 million for the nine months ended September 30, 2018 and primarily consisted of $19.1 million of proceeds from the sale of property, plant and equipment, offset by $9.7 million of purchases of property, plant and equipment.
Net cash provided in investing activities was $1.2 million for the nine months ended September 30, 2017 which consisted primarily of $4.7 million of proceeds from the sale of property, plant and equipment, offset by $3.6 million of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2018 and was primarily comprised of $2.1 million of payments on the Successor First Lien Term Loan and the Successor Second Lien Term Loan and $1.4 million of payments on vehicle financing and other financing activities.
Net cash provided by financing activities was $29.4 million for the nine months ended September 30, 2017 and consisted of $15.7 million in additional proceeds from our Predecessor term loan, $6.9 million in cash proceeds from our Predecessor debtor in possession term loan, and $36.1 million in cash proceeds from our Successor First Lien Term Loan and Successor Second Lien Term Loan, offset by $23.2 million of net payments under our Predecessor asset-based lending facility and $4.6 million of payments on vehicle financing and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. During the recent industry downturn, we sought to maximize liquidity by limiting our capital expenditures to only those deemed critical to our ongoing operations and those necessary to support our key growth initiatives. Coming out of the downturn, we have reinvested more heavily in our service lines and growth projects. Cash required for capital expenditures for the nine months ended September 30, 2018 totaled $9.7 million compared to $3.6 million for the nine months ended September 30, 2017. These capital expenditures were more than offset by proceeds received from the sale of under-utilized or non-core assets of $19.1 million and $4.7 million in the nine months ended September 30, 2018 and 2017, respectively. Although the proceeds from asset sales exceeded capital expenditures during the nine months ended September 30, 2018, we intend to reinvest these proceeds in both maintenance and growth projects, including the purchase of new trucks for our Northeast fleet and the acquisition of new disposal wells in Ohio (which is discussed further in Note 18 in the Notes to the Condensed Consolidated Financial Statements herein).

Historically, a portion of our transportation-related capital requirements were financed through capital leases. We had no new equipment additions under capital leases in the nine months ended September 30, 2018 or September 30, 2017. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2018 could be financed through cash flow from operations, borrowings under the Successor Revolving Facility and Successor Second Lien Term Loan, capital leases, other financing structures, or a combination of the foregoing.

Indebtedness
As of September 30, 2018, we had $35.6 million of indebtedness outstanding, consisting of $12.7 million under the Successor First Lien Term Loan (as defined herein), $20.6 million under the Successor Second Lien Term Loan (as defined herein), and $2.3 million of capital leases for vehicle financings.
See the “Bridge Term Loan Credit Agreement, Guaranty Agreement, and Subordination Agreement” discussion below under “Subsequent Events - Acquisition of Clearwater and Changes to Indebtedness,” in addition to the discussion in Note 18 of the Notes to the Condensed Consolidated Financial Statements.
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
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of September 30, 2018, we were in compliance with all covenants.
See the “Amendment to First Lien Credit Agreement and Joinder to First Lien Guaranty and Security Agreement” below under “Subsequent Events - Acquisition of Clearwater and Changes to Indebtedness,” in addition to the discussion in Note 18 of the Notes to the Condensed Consolidated Financial Statements.

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
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of September 30, 2018, we were in compliance with all covenants.
See the “Amendments to Second Lien Credit Agreement and Joinder to Second Lien Guaranty and Security Agreement” below under “Subsequent Events - Acquisition of Clearwater and Changes to Indebtedness,” in addition to the discussion in Note 18 of the Notes to the Condensed Consolidated Financial Statements.
Subsequent Events - Acquisition of Clearwater and Changes to Indebtedness
Acquisition of Clearwater
On October 5, 2018, we entered into a definitive agreement to acquire Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (collectively, “Clearwater”) for an initial purchase price of $41.9 million, subject to customary working capital adjustments (the “Acquisition”). Clearwater is a supplier of waste water disposal services used by the oil and gas industry in the Marcellus and Utica Shale areas. Clearwater has three salt water disposal wells in service, all of which are located in Ohio. This acquisition expands our service offerings in the Marcellus and Utica Shale areas in our Northeast division.
Consideration consisted of $41.9 million in cash which was funded primarily by a $32.5 million bridge loan that will be repaid with proceeds from a planned offering to shareholders of common stock purchase rights. In addition, the Credit Agreement Lenders provided us with an additional term loan under the Credit Agreement in the amount of $10.0 million which was used to finance a portion of the Acquisition.
In connection with the Acquisition, we incurred transaction costs of $0.4 million, which are included in general and administrative costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

Bridge Term Loan Credit Agreement, Guaranty Agreement, and Subordination Agreement

In connection with the Acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Credit Agreement”) with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent (the “Bridge Term Loan Agent”). The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million, of which $22.5 million was used to finance the Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Successor Second Lien Term Loan. The Bridge Term Loan Agreement matures on April 5, 2019 and has an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month. Under the terms of the Bridge Term Loan Credit Agreement, the outstanding amounts may be accelerated upon the occurrence of an Event of Default (as defined in the Bridge Term Loan Credit Agreement), including as a result of a payment default under the Successor First Lien Term Loan or Successor Second Lien Term Loan after expiration of a ten day cure period or a default resulting in acceleration of the obligations due under the Successor First Lien Term Loan or Successor Second Lien Term Loan.

The Bridge Term Loan Credit Agreement requires us to use our reasonable best efforts to effectuate and close the Rights Offering (as defined below) as soon as reasonably practicable following October 5, 2018. Concurrently with the completion of the Rights Offering, we are required to prepay all outstanding amounts under the Bridge Term Loan Credit Agreement in cash in an amount equal to the net cash proceeds received from the Rights Offering.

We also have the option to prepay principal amounts outstanding under the Bridge Term Loan Credit Agreement at any time without premium or penalty. Except upon the completion of the Rights Offering or in the event that an insolvency proceeding is pending against us, all principal payments (whether at maturity or otherwise) are required to be tendered in the form of common stock of the Company, with the value of such common stock determined based on its volume weighted average price during the 20-day period preceding the announcement of the Acquisition.

Amendment to First Lien Credit Agreement and Joinder to First Lien Guaranty and Security Agreement

On October 5, 2018, in connection with the Acquisition, we entered into a First Amendment to the Credit Agreement (the “First Amendment to the Credit Agreement”) with the Credit Agreement Lenders and the Credit Agreement Agent, which amends the Credit Agreement. Pursuant to the First Amendment to the Credit Agreement, the Credit Agreement Lenders provided us with an additional term loan under the Credit Agreement in the amount of $10.0 million, which was used to finance a portion of the Acquisition. The First Amendment to the Credit Agreement also amended the Credit Agreement to extend the maturity date from August 7, 2020 to February 7, 2021, in addition to allowing for the Acquisition and providing us with additional flexibility under the Credit Agreement, including certain availability, mandatory prepayment and financial reporting provisions thereunder.

On October 5, 2018, in connection with the First Amendment to the Credit Agreement, Nuverra Ohio Disposal LLC, and Clearwater (collectively, the “New Grantors”) entered into a Joinder to the First Lien Guaranty and Security Agreement, pursuant to which the New Grantors agreed to become party to that First Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Credit Agreement Agent.

Amendment to Second Lien Credit Agreement and Joinder to the Second Lien Guaranty and Security Agreement

On October 5, 2018, in connection with the Acquisition, we entered into a First Amendment to the Second Lien Term Loan Agreement (the “First Amendment to the Second Lien Term Loan Agreement”) with the Second Lien Term Loan Lenders and the Second Lien Term Loan Agent, which amends the Second Lien Term Loan Agreement. Pursuant to the First Amendment to Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to certain conforming amendments to the Credit Agreement to allow for the funding of the additional term loan in the amount of $10.0 million under the First Amendment to the Credit Agreement and the term loans pursuant to the Bridge Term Loan Credit Agreement. The First Amendment to the Second Lien Term Loan Agreement also extended the maturity date from February 7, 2021 to October 7, 2021.

On October 5, 2018, in connection with the First Amendment to Second Lien Term Loan Agreement, the New Grantors entered into the Second Lien Guaranty and Security Agreement Joinder, pursuant to which the New Grantors agreed to become party to that Second Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Second Lien Agent.

First Amendment to Intercreditor Agreement and Joinder to Intercompany Subordination Agreement

On October 5, 2018, in connection with the First Amendment to the Credit Agreement, we acknowledged the terms and conditions under a First Amendment to the Intercreditor Agreement, dated October 5, 2018, by and between the Credit Agreement Agent and the Second Lien Term Loan Agent, which amends the Subordination and Intercreditor Agreement, dated as of August 7, 2017, by and between the Credit Agreement Agent and the Second Lien Term Loan Agent. On October 5, 2018, the New Grantors also entered into the Joinder to Intercompany Subordination Agreement, pursuant to which the New Grantors agreed to become party to that Intercompany Subordination Agreement by and among the persons originally party thereto as an “Obligor”, the Credit Agreement Agent and the Second Lien Term Loan Agent.

Rights Offering and Backstop Commitment Letter

We have agreed, pursuant to the Bridge Term Loan Credit Agreement, to use our reasonable best efforts to effectuate and close a rights offering as soon as reasonably practicable following October 5, 2018 pursuant to which we plan to dividend to our holders of common stock subscription rights to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). The proceeds of the Rights Offering will be used by us to pay the obligations under the Bridge Term Loan Credit Agreement.

In connection with the Rights Offering, we entered into a Backstop Commitment Letter on October 5, 2018 (the “Backstop Commitment Letter”) with certain backstop parties named therein (the “Backstop Parties”), pursuant to which the Backstop Parties agreed, subject to the terms and conditions in the Backstop Commitment Letter, to participate in the Rights Offering and backstop the full amount of the Rights Offering. In exchange for the commitments under the Backstop Commitment Letter, we paid to the Backstop Parties, in the aggregate, a nonrefundable cash payment equal to 1.0% of the full amount of the Rights Offering. The Backstop Parties are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Backstop Commitment Letter, we are required to file a registration statement with the SEC within 20 days following October 5, 2018. This registration statement was filed with the SEC on October 25, 2018. The record date for the Rights Offering will be set by the Board of Directors of the Company upon the registration statement being declared effective by the SEC. Pursuant to the Backstop Commitment Letter, the exercise price for each share of common stock issuable upon exercise of a subscription right will be $9.61, which is equal to the 20-day volume weighted average price of the common stock of the Company preceding the public announcement of the completion of the Acquisition on October 5, 2018.

Off Balance Sheet Arrangements

As of September 30, 2018, other than operating leases, we did not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our contractual obligations at September 30, 2018 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2017 Annual Report on Form 10-K.

In connection with the Clearwater acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement, a First Amendment to the Credit Agreement, and First Amendment to the Second Lien Term Loan Agreement, thereby increasing our contractual obligations for long-term debt. See the discussion in “Item 2. Subsequent Events - Acquisition of Clearwater and Changes to Indebtedness” for additional details.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the nine months ended September 30, 2018 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1. Legal Proceedings

See “Legal Matters” in Note 14 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item  1A. Risk Factors
In addition to the risk factors below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K.

Risks Related to Our Company
We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.
Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment. Furthermore, competition for acquisition opportunities may increase our cost of making further acquisitions or cause us to refrain from making additional acquisitions. We also may be limited in our ability to incur additional indebtedness in connection with or to fund future acquisitions under our credit agreements.
Whether we realize the anticipated benefits from an acquisition depends, in part, upon our ability to integrate the operations of the acquired business, the quality and performance of the operating assets of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected by unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, indemnifications and other unforeseen events or circumstances. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits
The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description

10.1
Equity Purchase Agreement, dated October 5, 2018, by and among the David Niederst Irrevocable Trust, Stillwater Seven, LLC and Nuverra Ohio Disposal LLC (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.2
Bridge Term Loan Credit Agreement, dated October 5, 2018, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and the Company (incorporated by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.3
Guaranty Agreement, dated October 5, 2018, by and among the Company, the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.4
Subordination Agreement, dated October 5, 2018, by and among ACF FinCo I LP and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.5
First Amendment to Credit Agreement, dated October 5, 2018, by and among ACF FinCo I LP, the lenders thereto, the Company, and the other loan parties thereto (incorporated by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.6
Joinder to First Lien Guaranty and Security Agreement, dated October 5, 2018, by and among the Company, the grantors party thereto, and ACF FinCo I LP (incorporated by reference to Exhibit 10.6 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.7
First Amendment to Credit Agreement, dated October 5, 2018, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and the Company (incorporated by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.8
Second Lien Guaranty and Security Agreement Joinder, dated October 5, 2018, by and among the Company, the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.9
First Amendment to Intercreditor Agreement, dated October 5, 2018, by and among ACF FinCo I LP, Wilmington Savings Fund Society, FSB, and the Company (incorporated by reference to Exhibit 10.9 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.10
Joinder to Intercompany Subordination Agreement, dated October 5, 2018, by and among the obligors party thereto, ACF FinCo I LP, and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.10 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.11
Backstop Commitment Letter, dated October 5, 2018, by and between the Company and the backstop parties named therein (incorporated by reference to Exhibit 10.11 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

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

Date:	November 6, 2018

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Edward A. Lang
Name:	Edward A. Lang
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)