Form 10-K
period 2018-12-31
Nuverra Environmental Solutions, Inc.
filed 2019-03-12
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-33816
__________________________________

 (A Delaware Corporation)
 __________________________________
I.R.S. Employer Identification No. 26-0287117
6720 N. Scottsdale Road, Suite 190, Scottsdale, AZ 85253
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $14.2 million based on the closing sale price of $12.00 on such date as reported on the NYSE American exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of confirmation by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of February 28, 2019 was 15,614,981.
__________________________________
Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the Definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

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

•	the loss of one or more of our larger customers;

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

•	risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuation in the trading prices of our common stock;

•	the effects of our completed restructuring on the Company and the interest of various constituents;

•	risks and uncertainties associated with our completed restructuring process, including the outcome of a pending appeal of the order confirming the plan of reorganization;

•	risks associated with the reliance on third-party analyst and expert market projections and data for the markets in which we operate;

•	present and possible future claims, litigation or enforcement actions or investigations;

•	risks associated with changes in industry practices and operational technologies and the impact on our business;

•
risks associated with the operation, construction, development and closure of saltwater disposal wells, solids and liquids transportation assets, landfills and pipelines, including access to additional locations and rights-of-way, permitting and licensing, environmental remediation obligations, unscheduled delays or inefficiencies and reductions in volume due to micro- and macro-economic factors or the availability of less expensive alternatives;

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

•
the unknown future impact of changes in laws and regulation on waste management and disposal activities, including those impacting the delivery, storage, collection, transportation, and disposal of waste products, as well as the use or reuse of recycled or treated products or byproducts;

•
risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and natural gas extraction businesses, particularly relating to water usage, and the disposal, transportation of liquid and solid wastes;

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
Overview

Nuverra is a leading provider of water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our services include the delivery, collection, and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas. We utilize a broad array of assets to meet our customers’ logistics and environmental management needs. Our logistics assets include trucks and trailers, temporary and permanent pipelines, temporary and permanent storage facilities, ancillary rental equipment, and liquid and solid waste disposal sites. We provide a suite of solutions to customers who demand safety, environmental compliance and accountability from their service providers. Headquartered in Scottsdale, Arizona, Nuverra Environmental Solutions, Inc. was incorporated in Delaware on May 29, 2007 as “Heckmann Corporation.” On May 16, 2013, we changed our name to Nuverra Environmental Solutions, Inc.

Our service offering focuses on providing comprehensive environmental and logistics management solutions within three primary groups:

•
Water Transfer Services: Collection and transportation of flowback and produced water from drilling and completion activities to disposal networks via trucking or a fixed pipeline system, and delivery of freshwater for drilling and completion activities via trucking, lay flat temporary line or fixed pipeline system.

•	Disposal Services: Disposal of liquid waste water from hydraulic fracturing operations, liquid waste water from well production, and solid drilling waste in our disposal wells and landfill.

•	Logistics and Wellsite Services: Rental of wellsite equipment and provision of other wellsite services including preparation and remediation.
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
Our produced water hauling and disposal business provides a reliable revenue stream, as produced water is generated with or without drilling rig activity. While prices fluctuate throughout each industry cycle, produced water volumes typically increase or remain relatively stable. Spears & Associates, an industry market share research firm, estimates in their October 2018 report entitled, “The US Oilfield Water Management Services Market” (the “Report”) that produced water volumes for disposal will increase anywhere between 4% to 5% annually for the years 2019 through 2023.
Our network of assets are strategically located in the Rocky Mountain, Northeast and Southern regions. We have built a strong reputation in the industry as a result of providing our customers with excellent service quality over many years. Within the oilfield service sector, there are several key buying factors that determine the value we provide to our customers, such as: commitment to health, safety and environment; service quality including regulatory compliance; price; capacity and proximity; and technology. We continue to evolve our service offerings to address the critical value drivers while adapting to the changing water management industry. The current trend of integrated gathering and disposal systems is driving increased use of water pipelines. Our saltwater disposal wells (or “SWDs”) and pipeline are an integral part of our produced water business. SWDs provide core assets that we can leverage to provide incremental offerings on existing disposal and water midstream projects. We are also evaluating additional service line growth opportunities. As we continue to refine our portfolio and footprint, we may consider opportunistic asset sales to provide additional capital to fund our growth investments.

Market Overview
Nuverra operates in the large and fragmented market for water management. Spears & Associates estimates in their Report that the 2019 market size in the United States (or “U.S.”) for oilfield water management will be approximately $25.6 billion. The primary services in Spears & Associates’ market estimate include water hauling, water disposal, water treatment, water storage, water acquisition, water flowback, and water transfer services. Nuverra provides the majority of these services, but does not have a presence in all U.S. geographic markets. Therefore, management believes there is significant opportunity for market share gains as the Company expands its resources. Spears & Associates’ projects in their Report that the U.S. oilfield water hauling market will be approximately $8.0 billion in 2019 and is projected to reach $10.0 billion in 2023 for a compounded annual growth rate of 6% over the 2018 to 2023 timeframe.
Nuverra is well positioned to benefit from the favorable trends in the broader oilfield services industry, such as hydraulic fracturing activity, well counts and footage drilled. According to World Oil’s Forecast and Data 2019 Executive Summary Report, U.S. drilling in 2019 will increase 4.0% over 2018 to 28,065 wells, and footage drilled in 2019 will increase 5.0% over 2018 to 341 million feet of hole. There is opportunity for Nuverra to capitalize on these positive industry trends, specifically in our landfill, wellsite rentals, and water transfer services. These services deliver higher margins and provide us with the ability to enhance our profits during industry expansion cycles.
From a geographic perspective, Nuverra remains focused on being the premier service provider in our core areas of the Bakken, Marcellus, Utica, and Haynesville basins. We continue to evaluate growth opportunities in other areas. However, we do not plan to enter a market unless we believe we can generate attractive profitability and returns on invested capital. While some basins offer significant levels of activity, attractive economics for certain service providers are not assured given the amount of competition in those basins.
Advances in drilling technology and the development of unconventional North American hydrocarbon plays allow previously inaccessible or non-economical formations in the earth’s crust to be accessed by utilizing high pressure methods from water injection (or the process known as hydraulic fracturing) combined with proppant fluids (containing sand grains or ceramic beads) to create new perforation depths and fissures to extract natural gas, oil, and other hydrocarbon resources. Significant amounts of water are required for hydraulic fracturing operations, and subsequently, complex water flows, in the forms of flowback and produced water, represent a waste stream generated by these methods of hydrocarbon exploration and production. In addition to the liquid product stream involved in the hydraulic fracturing process, there are also significant environmental solid waste streams that are generated during the drilling and completion of a well. During the drilling process, a combination of the cut rock, or “cuttings,” mixed with the liquid used to drill the well, is returned to the surface and must be handled in accordance with environmental and other regulations. Historically, much of this solid waste byproduct was buried at the well site. We believe customers will increasingly focus on the offsite disposal or recycling of the solid waste byproduct. Produced water volumes, which represent water from the formation produced alongside hydrocarbons over the life of the well, are generally driven by geological considerations, combined with marginal costs of production and frequently create a multi-year demand for our services once the well has been drilled and completed.
In general, drilling and completion activities in the oil and natural gas industry are affected by the market prices (or anticipated prices) for those commodities. However, there is no guarantee that oil and natural gas prices will remain stable or increase, drilling and completion activities in basins will continue to increase, or we will see a continuing increase in a demand for our services. Oil and natural gas prices remain volatile, with oil prices dropping more than 40% during the fourth quarter of 2018. Another prolonged downturn in oil and natural gas prices could materially adversely affect our financial condition, results of operations and cash flows in the future.
Operations

Our business consists of operations in shale basins where customers’ exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•
Oil shale areas: includes our operations in the Bakken shale area. (Our exit of the Eagle Ford shale area started March 1, 2018, and was substantially complete by June 30, 2018. See Note 11 of the Notes to Consolidated Financial Statements herein for further information on our exit of the Eagle Ford shale area.) For 2018, 66% of our revenues from continuing operations were derived from the oil shale areas.

•
Natural gas shale areas: includes our operations in the Marcellus, Utica, and Haynesville shale areas. During 2018, 34% of our revenues from continuing operations were derived from natural gas shale areas.

Our business operations are comprised of three geographically distinct divisions, which are further described in Note 24 of the Notes to Consolidated Financial Statements herein:

•	Rocky Mountain Division: comprising the Bakken shale area;

•	Northeast Division: comprising the Marcellus and Utica shale areas; and

•	Southern Division: comprising the Haynesville shale area and Eagle Ford shale area (which we exited during the six months ended June 30, 2018).

The shale areas in which we currently operate and that comprise our operating divisions are described below. The technically recoverable resources for the shale areas noted below were obtained from the Assumptions to the Annual Energy Outlook 2019 report issued in January of 2019 by the United States Energy Information Administration with data as of January 1, 2017 (the “EIA 2019 Report”). The EIA 2019 Report notes that estimates of technically recoverable resources are highly uncertain, with early estimates tending to vary and shift significantly over time as new geological information is gained through drilling, or as long-term productivity is clarified or improved through technology and better management practices.

•
The Bakken and underlying Three Forks formations are the two primary reservoirs currently being developed in the Williston Basin, which covers most of western North Dakota, eastern Montana, northwest South Dakota and southern Saskatchewan. According to the EIA 2019 Report, the Bakken and Three Forks shale formations contain an estimated 16.0 billion barrels of technically recoverable oil reserves.

•
The Marcellus shale area is located in the Appalachian Basin in the Northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. The Marcellus shale area is the largest natural gas field in North America with approximately 262.5 trillion cubic feet (or “Tcf”) of technically recoverable natural gas, according to the EIA 2019 Report.

•
Adjacent to the Marcellus shale area is the Utica shale area, located primarily in southwestern Pennsylvania and eastern Ohio. Still in the early stages of development, the Utica shale area has three identified areas: oil, condensate and dry natural gas. According to the EIA 2019 Report, the Utica shale area is estimated to have approximately 193.9 Tcf of technically recoverable natural gas and 1.6 billion barrels of technically recoverable oil reserves.

•
The Haynesville shale area is located across northwest Louisiana and east Texas, and extends into Arkansas. The Haynesville shale area is the third largest natural gas-producing basin in North America, with an estimated 122.2 Tcf of technically recoverable natural gas according to the EIA 2019 Report.

As part of our environmental and logistics management solutions for water and water-related services, we serve E&P customers seeking fresh water acquisition, temporary or permanent water transmission and storage, transportation, or disposal of fresh flowback and produced water in connection with shale oil and natural gas hydraulic fracturing operations. We also provide services for water pit excavations, well site preparation and well site remediation. We own an approximately 60-mile underground twin pipeline network in the Haynesville shale for the collection of produced water and the delivery of fresh water. The pipeline network can handle volumes up to approximately 60 thousand barrels per day and is scalable up to approximately 100 thousand barrels per day. We have a fleet of approximately 525 heavy duty trucks including 55 specialty trucks and 470 water trucks used for delivery and collection, and over 2,225 storage tanks. We also own or lease 48 operating saltwater disposal wells in the Bakken, Marcellus/Utica, and Haynesville shale areas.
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
A significant part of the Company’s service offering involves trucking operations. Nuverra’s fleet of more than 520 trucks positions the Company among the top 25 in the Petroleum & Chemical sector according to Transport Topics’ 2018 Top 100 Private Carriers. The Company is experiencing the same driver shortage challenge that most U.S. trucking companies are facing. As a result of these challenges, Nuverra has successfully implemented trucking price increases and implemented a number of initiatives to increase truck driver recruitment and retention. These initiatives started to show results in the second half of 2018 with driver count increasing approximately 7.0%.

Our fleet utilizes GPS and other automation tools that we expect to upgrade as technology progresses. Our service has long included electronic logging devices (ELDs). As a result, the new regulations from the U.S. Department of Transportation that include the requirement for electronic logs (rather than paper logs that can be adjusted) that became effective in December of 2017 did not impact our business. We believe that this new regulation has been positive for Nuverra as it has caused many of our less sophisticated competitors to bear higher compliance costs in 2018 that are more equivalent to the compliance costs that Nuverra has been incurring for some time.
Customers
Our customers include major domestic and international oil and natural gas companies, foreign national oil and natural gas companies and independent oil and natural gas production companies. For the year ended December 31, 2018, our three largest customers were Hess Corporation, Southwestern Energy and Oasis Petroleum which represented 11%, 10% and 8%, respectively, of our total consolidated revenues. The loss of any one of these three customers could have a material adverse affect on the Company.
Competition
Our competition includes small regional service providers, as well as larger companies with operations throughout the continental United States and internationally. Some of our competitors are Select Energy Services, Inc., Key Energy Services, Inc., Basic Energy Services, Inc., C&J Energy Services, Inc., Superior Energy Services, Inc., Clean Harbors, Inc., TETRA Technologies, Inc., MBI Energy Services, Inc., Stallion Oilfield Services, LLC, Waste Connections, Inc., Pinnergy, Ltd., McKenzie Energy Partners, LLC, and Buckhorn Energy Services, LLC.
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
Operating Risks
Our operations are subject to hazards inherent in our industry, including accidents and fires that could cause personal injury or loss of life, damage to or destruction of property, equipment and the environment, suspension of operations and litigation, as described in Note 21 of the Notes to the Consolidated Financial Statements herein, associated with these hazards. Because our business involves the transportation of environmentally regulated materials, we may also experience traffic accidents or pipeline breaks that may result in spills, property damage and personal injury. We have implemented a comprehensive HS&E program designed to minimize accidents in the workplace, enhance our safety programs, maintain environmental compliance and improve the efficiency of our operations.
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
Although we use operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been released at properties owned or leased by us now or in the past, or at other locations where these hydrocarbons and wastes were taken for disposal. Under CERCLA, RCRA and analogous state laws, we could be required to clean up contaminated property (including contaminated groundwater), or to perform remedial activities to prevent future contamination.
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
Employees
As of December 31, 2018, we had 715 full time employees, of whom 144 were executive, managerial, sales, general, administrative, and accounting staff, and 571 were truck drivers, service providers and field workers. We have not experienced, and do not expect, any work stoppages, and believe that we maintain a satisfactory working relationship with our employees.

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

Risks Related to Our Company

Our business depends on spending by our customers in the oil and natural gas industry in the United States, and this spending and our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control. Continued and prolonged reductions in oil and natural gas prices and in the overall level of exploration and development may adversely affect demand and pricing for our services.

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. These expenditures are generally dependent on current oil and natural gas prices and the industry’s view of future oil and natural gas prices, including the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. A continued and prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect us by negatively impacting utilization, demand for our services and pricing.

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

The substantial and extended decline in oil and natural gas prices beginning in the second half of 2014 and continuing into 2017 resulted in significant reductions in our customers’ operating and capital expenditures, which had a material adverse effect on our financial condition, results of operations and cash flows. The extended decline resulted in diminished demand for oilfield services and downward pressure on the prices customers were willing to pay for services such as ours. This down cycle was followed by an industry recovery that began in 2017 and continued through 2018. As a result of the increases in oil prices, average rig count, completed wells and overall production, we saw an increase in drilling and completion activities primarily in the Rocky Mountain and Northeast divisions in 2018 as compared with 2017. However, there is no guarantee that oil and natural gas prices will remain stable or increase, drilling and completion activities in basins will continue to increase, or we will see a continuing increase in a demand for our services. Oil and natural gas prices remain volatile, with oil prices dropping more than 40% during the fourth quarter of 2018. Another prolonged downturn in oil and natural gas prices could materially adversely affect our financial condition, results of operations and cash flows in the future.

We may not be able to successfully execute our growth initiatives, including through future acquisitions and divestitures, and we may not be able to effectively integrate the businesses we do acquire and identify and manage risks inherent in such acquisitions.

Our business strategy includes growth through the acquisitions of other businesses and may include divestitures of non-core businesses or assets. As disclosed in our Form 8-K filed with the SEC on October 5, 2018, in October 2018 we acquired Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (collectively, “Clearwater”), a leading operator of SWDs in the Marcellus and Utica shale areas, which more than doubled our SWD capacity in the region. We may not, however, be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment. Furthermore, competition for acquisition opportunities may increase our cost of making further acquisitions or cause us to refrain from making additional acquisitions. We also may be limited in our ability to incur additional indebtedness under our credit agreements in connection with or to fund future acquisitions.

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

We may not recognize the anticipated benefits of completed dispositions or other divestitures we may pursue in the future. We may evaluate potential divestiture opportunities with respect to portions of our business from time to time that support our growth initiatives, and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy and we would be able to realize value to our stockholders in so doing. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction, it could adversely affect our financial condition and results of operation.

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
As discussed more fully in Note 10 of the Notes to the Consolidated Financial Statements, we recorded total impairment charges of $4.8 million and $4.9 million for long-lived assets classified as held for sale during the years ended December 31, 2018 and 2017, respectively, which were included in “Impairment of long-lived assets” in the consolidated statements of operations. During the year ended December 31, 2016, we recorded total impairment charges for long-lived assets of $42.2 million. These charges were due to the carrying value of assets for certain basins not being recoverable, as well as for assets that were classified as held for sale during 2016. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.
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
The development of our business and services, excluding acquisition activities, requires capital expenditures. During the year ended December 31, 2018, we made gross cash capital expenditures of approximately $12.2 million, which included the purchase of new water transfer trucks in the Northeast division, new water transfer equipment in the Rocky Mountain division, as well as expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. We continue to focus on finding ways to improve the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. In addition to capital expenditures required to maintain our current level of business activity, we may incur capital expenditures to support future growth of our business.
We expect capital spending levels in 2019 to increase. Prolonged reductions or delays in capital expenditures could delay or diminish future cash flows and adversely affect our business and results of operations. Our planned capital expenditures for 2019 are expected to be financed through cash flow from operations, finance type leases, borrowings under our credit facility and term loan facilities, or a combination of the foregoing. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to further reduce or defer our capital spending, or pursue other funding alternatives which may not be as economically attractive to us, which in turn could have a materially adverse effect on our financial condition, results of operations and cash flows.
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
We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers represented 11%, 10% and 8%, respectively, of our total consolidated revenues for the year ended December 31, 2018 and in total equaled 36% of our consolidated accounts receivable at December 31, 2018. The loss of all, or even a portion, of the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. A reduction in exploration, development and production activities by key customers due to the current declines in oil and natural gas prices, or otherwise, could have a material adverse effect on our financial condition, results of operations and cash flows.
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

We are occasionally involved in the ordinary course of business in a number of lawsuits involving employment, commercial, and environmental issues, other claims for injuries and damages, and various shareholder and class action litigation, among other matters. We may experience negative outcomes in such lawsuits in the future. Any such negative outcomes could have a material adverse effect on our business, liquidity, financial condition and results of operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from such assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on our results of operations. In addition, judges and juries in certain jurisdictions in which we conduct business have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and other tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in these areas poses a significant business risk to us and could cause a significant diversion of management’s time and resources, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The hazards and risks associated with the transport, storage, and handling, and disposal of our customers’ waste (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our employees, customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. As more fully described in Note 21 of the Notes to Consolidated Financial Statements herein, due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We operate in competitive markets, and there can be no certainty that we will maintain our current customers or attract new customers or that our operating margins will not be impacted by competition.

The industries in which our business operates are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources. Competition intensified during the most recent downturn, and could further intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing similar services to those that we provide that will compete with our services. We cannot assure you that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In addition, any declines in oil and natural gas prices may result in competitors moving resources from higher-cost exploration and production areas to relatively lower-cost exploration and production areas where we are located thereby increasing supply and putting further downward pressure on the prices we can charge for our products and services, including our rental business. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Although we reduced the amount of our debt by approximately $500 million as a result of the reorganization in 2017, as of December 31, 2018, we had approximately $66.4 million of total debt. Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

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

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our indebtedness.

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, some or all of which may be secured. As of February 28, 2019, we had approximately $12.7 million of borrowing availability under our revolving credit facility. Although the terms of our credit facilities limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances, some or all of which may be secured. In addition, our lenders may consent to the incurrence of additional debt. As disclosed in our Form 8-K filed with the SEC on October 5, 2018, in October 2018 we incurred additional debt from our existing lenders in conjunction with our acquisition of Clearwater. We may incur additional debt in connection with future acquisitions. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our indebtedness.

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

Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility and first lien term loan facility. Our revolving credit facility and first lien term loan facility carry a floating interest rate; therefore, as interest rates increase, so will our interest costs, which may have a material adverse effect on our financial condition, results of operations and cash flows. In 2018, the United States Federal Reserve raised interest rates four times.

Risks Related to Our Restructuring

Upon our emergence from chapter 11, the composition of our shareholder base and concentration of equity ownership changed significantly. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Due to a severe industry downturn beginning in late 2014, on May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. On July 25, 2017, the Bankruptcy Court entered the Confirmation Order. The Plan became effective on the Effective Date, when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases, subject to certain conditions as set forth therein.

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

The effects of the pending appeal of the Confirmation Order are difficult to predict.

On July 26, 2017, David Hargreaves, an individual holder of our pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”), appealed the Confirmation Order to the District Court of the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. Although the motion for a stay pending appeal was denied, the appeal remained pending and the District Court heard oral arguments on May 14, 2018. On August 21, 2018 the District Court issued an order dismissing the appeal. Hargreaves subsequently appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit. The parties filed appellate briefs in December 2018 and January 2019, and as a result the appeal remains pending with the United States Court of Appeals for the Third Circuit. The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the final disposition of this appeal will not affect the validity, enforceability or finality of the Confirmation Order.

Information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh start accounting.

This Annual Report on Form 10-K reflects the consummation of the Plan and the adoption of fresh start accounting. As a result, our financial statements from and after the Effective Date will not be comparable to our financial statements for prior periods. This will make it difficult for shareholders to assess our performance in relation to prior periods. Please see Note 5 on “Fresh Start Accounting” in the Notes to Consolidated Financial Statements for further information.

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

At the time of our emergence from bankruptcy, we granted registration rights to certain stockholders. The shares of our outstanding common stock held by these stockholders were registered pursuant to a registration statement filed pursuant to the Securities Act and declared effective by the SEC on May 3, 2018. In addition, on January 3, 2019, an additional 3,220,330 shares were issued to these stockholders pursuant to our recently completed rights offering. The shares held by these stockholders constitute approximately 90% of our outstanding common stock as of February 28, 2019, all of which may be sold in the public markets.

Furthermore, as of February 28, 2019, there were 118,137 warrants outstanding, which were issued to the holders of our pre-Effective Date 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases. The exercise price of the warrants is $39.82. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market.

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

We may raise additional capital by issuing shares of common stock, or other securities convertible into common stock, which will increase the number of shares of common stock outstanding and may result in substantial dilution in the equity interest of our current shareholders and may adversely affect the market price of our common stock. On January 3, 2019, an additional 3,381,894 shares were issued to stockholders pursuant to our recently completed rights offering, bringing our total outstanding shares to 15,614,981 as of February 28, 2019. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our shareholders.

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
Our operations, and those of our customers, are subject to United States federal, state and local laws and regulations relating to health, safety, transportation and protection of natural resources and the environment and worker safety, including those relating to waste management and transportation and disposal of produced water and other materials. For example, we are subject to environmental regulation relating to disposal into injection wells, which can pose some risks of environmental liability, as well as liability for property damage and personal injuries. In addition, federal, state and local laws and regulations could increase costs to our customers and possibly decrease demand for our services. For example, many of our customers have intrastate pipeline operations that are subject to regulation by various agencies of the states in which they are located. If new laws and/or regulations that further regulate intrastate pipelines are adopted in response to equipment failures, spills, negative environmental effects, or public sentiment, our customers may face increased costs of compliance, and thus reduce demand for our services.
Our business involves the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials. Accordingly, we are subject to health and environmental regulations established by federal, state, and local authorities. We also are subject to laws, ordinances, and regulations governing the investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for recycling or disposal. In particular, the federal Comprehensive Environmental Response, Compensation & Liability Act (“CERCLA”) imposes strict joint and several liability on owners and operators of facilities at, from, or to which a release of hazardous substances has occurred; on parties that generated hazardous substances that were released at such facilities; and on parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted comparable statutes. Under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination. Claims alleging personal injury or property damage also could be brought against us based on alleged exposure to hazardous substances resulting from our operations.
Failure to comply with these laws and regulations could result in the assessment of significant administrative, civil or criminal penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, and orders to limit or cease certain operations. Additionally, future events, such as the discovery of currently unknown matters, spills caused by future pipeline ruptures, changes in existing environmental laws and regulations or their interpretation, and more vigorous enforcement policies by regulatory agencies, may give rise to expenditures or liabilities, which could impair our operations and could have a material adverse effect on our financial condition, results of operations and cash flows.
Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements change frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future capital expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations.
Increased regulation of hydraulic fracturing, including regulation of the quantities, sources and methods of water use and disposal, could result in reduction in drilling and completing new oil and natural gas wells or minimize water use or disposal, which could adversely impact the demand for our services.
Demand for our services depends, in large part, on the level of exploration and production of oil and natural gas and the oil and natural gas industry’s willingness to purchase our services. Most of our customer base uses hydraulic fracturing to drill new oil and natural gas wells. Hydraulic fracturing is used to release hydrocarbons, particularly natural gas, from certain geological formations. The process involves the injection of water (typically mixed with significant quantities of sand and small quantities of chemical additives) under pressure into the formation to fracture the surrounding rock and stimulate movement of hydrocarbons through the formation. The process is typically regulated by state oil and natural gas commissions and since 2005 has been exempt from federal regulation under the SDWA, except when the fracturing fluids or propping agents contain diesel fuels.
The EPA has been reviewing the potential environmental impacts of hydraulic fracturing activities. On February 11, 2014, the EPA released a revised underground injection control (“UIC”) program permitting guidance for wells that use diesel fuels during hydraulic fracturing activities to clarify how companies can comply with a 2005 federal law that exempts hydraulic fracturing operations from the UIC permit requirement, except where diesel fuel is used as a fracturing fluid. On July 16, 2015, the EPA’s Inspector General (IG) issued a report entitled “Enhanced EPA Oversight and Action Can Further Protect Water Resources From the Potential Impacts of Hydraulic Fracturing” stating that the EPA should enhance its oversight of permit issuance for hydraulic fracturing by state and develop a plan for responding to concerns about chemicals used in hydraulic fracturing. On May 19, 2014, the EPA issued an Advance Notice of Proposed Rulemaking announcing its intention to develop a rule under the Toxic Substances Control Act (“TSCA”) to require disclosure of chemicals used in hydraulic fracturing. While the EPA’s regulatory agenda previously estimated that the EPA would issue a proposed TSCA rule in June 2018, the agency withdrew the action in March 2018. The EPA’s regulatory agenda stated, however, that the withdrawal does not preclude the EPA from developing a similar action in the future. On October 15, 2012, new EPA regulations under the CAA went into effect that require reductions in certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells. In May 2016, the EPA issued new CAA regulations to reduce methane emissions from oil and gas operations, including hydraulic fracturing, although in September 2018 the EPA proposed revisions to limit certain provisions of the regulations.
On June 13, 2016, the EPA finalized regulations under the CWA to prohibit wastewater discharges from hydraulic fracturing and other natural gas production to municipal sewage plants (called publicly owned treatment works (“POTWs”)). The regulations went into effect on August 29, 2016 for most facilities, but the EPA extended the compliance date to August 29, 2019 for facilities that had been lawfully discharging extraction wastewater to POTWs prior to June 28, 2016. In December 2016, the EPA issued a final report entitled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States” that concluded that hydraulic fracturing can impact drinking water resources under some circumstances, but stated that the national frequency of impacts on drinking water could not be estimated due to significant data gaps and uncertainties in the available data. In March 2015, the Department of the Interior (“DOI”) issued regulations imposing stringent requirements on hydraulic fracturing wells constructed on federal lands, but DOI rescinded the regulations in December 2017. Legislation was introduced during the last Congress to provide for federal regulation of hydraulic fracturing, including, requiring disclosure of chemicals used in the fracturing process and potentially repealing the SWDA exemption. Similar legislation may be proposed in the future. If adopted, such legislation would add another level of regulation and permitting at the federal level for wells using hydraulic fracturing. Laws and regulations restricting hydraulic fracturing have been adopted or are being considered in several states, including certain states in which we operate. In November 2017, the Delaware River Basin Commission issued proposed regulations that would ban “high volume hydraulic fracturing” in certain areas of Pennsylvania, New York, New Jersey and Delaware. Those regulations may be finalized this year. Some local governments have also sought to restrict drilling.
Some regulators have adopted or are considering additional requirements for hydraulic fracturing related to seismic activities. For example, in April 2014, the Ohio Department of Natural Resources issued new guidelines that require companies to install seismic monitors for any horizontal drilling within 3 miles of a known fault or area of seismic activity greater than 2.0 magnitude and allow regulators to halt drilling in the event of an earthquake greater than 1.0 magnitude. In Texas, the Texas Railroad Commission (the “RRC”) amended its existing oil and natural gas disposal well regulations to require applicants for new disposal wells to conduct seismic activity searches utilizing the U.S. Geological Survey to assess whether the RRC should impose limits on existing wells, including a temporary injection ban. Arkansas has prohibited waste-water injection in certain areas of the state due to concerns that hydraulic fracturing may be related to increased earthquake activity. Such laws and regulations could delay or curtail production of oil and natural gas by our customers, and thus reduce demand for our services.
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
In most states, our customers are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities and we may be required to procure permits for construction and operation of our disposal wells and pipelines. Such permits are typically required by state agencies, but they can be required by federal and local governmental agencies as well. The requirements for such permits vary, but with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed by the permit. Delays or restrictions in obtaining saltwater disposal well permits could adversely impact our growth, which is dependent in part on new disposal capacity.
Our customers have been affected by moratoriums that have been imposed on the issuance of permits for drilling and completion activities in certain jurisdictions. For example, in December 2014, the State of New York announced a ban on hydraulic fracturing in the state. A moratorium has been in place within the Delaware River Basin pending finalization of regulations by the Delaware River Basin Commission that would permanently ban high volume hydraulic fracturing in the Basin. Other states, including California, Texas, Arkansas, Pennsylvania, Wyoming and Colorado, have enacted laws and regulations applicable to our business activities, including disclosure of information regarding the substances used in hydraulic fracturing. On January 9, 2014, the EPA issued a revised CWA permit requiring oil and natural gas companies using hydraulic fracturing off the coast of California to disclose the chemicals they discharge into the ocean. Some drilling and completion activities by our customers may take place on federal land, requiring leases from the federal government to conduct such drilling and completion activities. In some cases, federal agencies have canceled oil and natural gas leases on federal lands. Consequently, our operations in certain areas of the country may be interrupted or suspended for varying lengths of time, causing a loss of revenue and potentially having a materially adverse effect on our financial condition, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance and warehouse facilities, and a landfill facility in seven other states. We also own or lease 48 saltwater disposal wells in Louisiana, Montana, North Dakota, Ohio and Texas as of December 31, 2018. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under our credit facility) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses.
We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.
Item 3. Legal Proceedings
We are party to legal proceedings and potential claims arising in the ordinary course of our business, including, but not limited to, claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. See “Legal Matters” section in Note 21 of the Notes to the Consolidated Financial Statements herein for a description of our legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE American under the symbol “NES” and has been trading on the NYSE American since October 12, 2017. Prior to the commencement of our voluntarily chapter 11 proceedings, our pre-Effective Date common stock was trading on the OTCQB U.S. Market (the “OTCQB”) beginning on January 20, 2016 under the symbol “NESC.”

As an issuer may not be listed on the OTCQB if it is subject to bankruptcy or reorganization proceedings, upon filing the Plan with the Bankruptcy Court, our pre-Effective Date common stock was removed from the OTCQB and began trading on the OTC Pink Open Market (the “OTC Pink”) under the symbol “NESCQ” beginning on May 2, 2017. As a result of the cancellation of the pre-Effective Date common stock pursuant to the Plan, the Company ceased trading on the OTC Pink on the Effective Date. From the Effective Date until our listing on the NYSE American on October 12, 2017, there was no active public trading market for our common stock.
Holders
As of February 28, 2019, there were three shareholders of record of our common stock. The majority of the shares are held by CEDE & CO., a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees.  In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.
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
Unregistered Sales of Equity Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2018.
Repurchases of Equity Securities

During the three months ended December 31, 2018, there were no repurchases of our common stock.
Recent Performance
The following performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Stock Performance Graph
The following performance graph compares the performance of our common stock to the Russell 2000 Index and our peer group. The peer group, established by management and selected based upon an industry and/or line-of-business basis, consists of the following companies: Select Energy Services, Inc., Key Energy Services, Inc., Basic Energy Services, Inc., C&J Energy Services, Inc., Superior Energy Services, Inc., Clean Harbors, Inc., and TETRA Technologies, Inc. We feel that the Russell 2000 Index and the peer group provides a reasonable comparison to our common stock's performance.
The graph below compares the cumulative total return to holders of our common stock following our listing with the NYSE American with the cumulative total returns of the listed Russell 2000 Index and our peer group. The graph assumes that the value of the investment in each index (including reinvestment of dividends) was $100 at October 12, 2017 and tracks the return on the investment through December 31, 2018.

Performance Graph
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
10/12/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
Period Ending
Nuverra
Russell 2000
Peer Group

Company / Index	October 12, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Nuverra	$100.00	$120.24	$152.98	$79.37	$73.54	$54.23
Russell 2000 Index	100.00	102.27	100.87	108.81	112.69	89.82
Peer Group	100.00	98.78	86.46	95.52	117.19	79.04

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
Statement of Operations Data

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Years Ended December 31,
	2018	2017	2017	2016	2015	2014
($ in thousands except per share data)
Total revenue	$197,474	$80,188	$95,883	$152,176	$356,699	$536,282
Operating loss (2)(3)(4)	(52,300)	(40,959)	(36,660)	(117,388)	(144,839)	(417,654)
(Loss) income from continuing operations (1)(2)(3)(4)	(59,263)	(47,895)	168,611	(167,621)	(195,167)	(457,178)
(Loss) income from discontinued operations, net of income taxes (4)	—	—	—	(1,235)	(287)	(58,426)
Net (loss) income	(59,263)	(47,895)	168,611	(168,856)	(195,454)	(515,604)

Weighted average shares outstanding:
Basic	11,829	11,696	150,940	90,979	27,681	26,090
Diluted	11,829	11,696	174,304	90,979	27,681	26,090

Earnings per common share:
Basic (loss) income from continuing operations	$(5.01)	$(4.09)	$1.12	$(1.84)	$(7.05)	$(17.52)
Basic loss from discontinued operations	—	—	—	(0.01)	(0.01)	(2.24)
Net (loss) income per basic common share	$(5.01)	$(4.09)	$1.12	$(1.85)	$(7.06)	$(19.76)

Diluted (loss) income from continuing operations	$(5.01)	$(4.09)	$0.97	$(1.84)	$(7.05)	$(17.52)
Diluted loss from discontinued operations	—	—	—	(0.01)	(0.01)	(2.24)
Net (loss) income per diluted common share	$(5.01)	$(4.09)	$0.97	$(1.85)	$(7.06)	$(19.76)

(1)
Income from continuing operations for the seven months ended July 31, 2017 included $223.5 million of “Reorganization items, net,” which included the $194.8 million net gain on debt discharge as a result the chapter 11 filing and fresh start accounting. See Note 5 in the Notes to the Consolidated Financial Statements herein for further information.

(2)	Operating loss and loss from continuing operations for the year ended December 31, 2016 included long-lived asset impairment charges of $42.2 million.

(3)	Operating loss and loss from continuing operations for the year ended December 31, 2015 included a goodwill impairment charge of $104.7 million.

(4)
Operating loss and loss from continuing operations for the year ended December 31, 2014 included a goodwill impairment charge of $304.0 million, and a long-lived asset impairment charge of $112.4 million. Additionally, included within “Loss from discontinued operations, net of income taxes” are impairment charges of $74.4 million that were incurred as part of the sale of Thermo Fluids Inc. (“TFI”).

Balance Sheet Data

	Successor		Predecessor
	As of December 31,		As of December 31,
	2018	2017	2016	2015	2014
($ in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$7,302	$5,488	$994	$39,309	$13,367
Total current assets	49,507	53,423	33,478	94,481	154,672
Property, plant and equipment, net	215,640	229,874	294,179	406,188	475,982
Goodwill (1)	29,518	27,139	—	—	104,721
Total assets (1)	295,936	311,322	342,604	522,619	871,572
Current portion of long-term debt (2)	38,305	5,525	465,835	499,709	4,863
Current liabilities	64,570	28,387	492,967	545,087	96,193
Long-term debt (2)	27,628	33,524	5,956	11,758	592,455
Total liabilities (2)	99,509	68,349	511,670	560,890	718,625
Total shareholders’ equity (deficit)	196,427	242,973	(169,066)	(38,271)	152,947

(1)
The goodwill balance as of December 31, 2018 is the result of an acquisition made during 2018 and the fresh start accounting upon emergence from chapter 11 in 2017. See Note 5 and Note 7 in the Notes to the Consolidated Financial Statements herein for further information.

Previously, goodwill was reduced to zero in 2015 as a result of a goodwill impairment charge of $104.7 million. The 2014 decrease in goodwill and total assets related to a goodwill and intangible asset impairment charge of $304.0 million and $112.4 million, respectively. Total assets as of December 31, 2014 also reflect a reduction in goodwill relating to impairment charges for TFI of $48.0 million, which were included in assets held for sale at year end.

(2)
The current portion of long-term debt as of December 31, 2018 includes $32.5 million for a bridge term loan which was used to fund an acquisition made during 2018. On January 2, 2019, we received aggregate gross proceeds of $32.5 million from a rights offering and repaid the bridge term loan in full. See Note 13 and Note 16 in the Notes to the Consolidated Financial Statements herein for further information.

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
Company Overview

Nuverra is a leading provider of water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our services include the delivery, collection, and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas.
We operate in shale basins where customer exploration and production (“E&P”) activities are predominantly focused on shale oil and natural gas as follows:

•
Oil shale areas: includes our operations in the Bakken shale area. (Our exit of the Eagle Ford shale area started March 1, 2018, and was complete by June 30, 2018. See Note 11 of the Notes to Consolidated Financial Statements herein for further information on our exit of the Eagle Ford shale area.)

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

Our service offering focuses on providing comprehensive environmental and logistics management solutions within three primary groups:

•
Water Transfer Services: Collection and transportation of flowback and produced water from drilling and completion activities to disposal network via trucking or a fixed pipeline system, and delivery of freshwater for drilling and completion activities via trucking, lay flat temporary line or fixed pipeline system.

•	Disposal Services: Disposal of liquid waste water from hydraulic fracturing operations, liquid waste water from well production, and solid drilling waste in our disposal wells and landfill.

•	Logistics and Wellsite Services: Rental of wellsite equipment and provision of other wellsite services including preparation and remediation.
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

On October 5, 2018, we completed the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (collectively, “Clearwater”) for an initial purchase price of $42.3 million, subject to customary working capital adjustments (the “Acquisition”). Clearwater is a supplier of waste water disposal services used by the oil and gas industry in the Marcellus and Utica shale areas. Clearwater has three salt water disposal wells in service, all of which are located in Ohio. This acquisition expands our service offerings in the Marcellus and Utica shale areas in our Northeast division. Refer to Note 7 in the Notes to Consolidated Financial Statements for additional information.

In order to address our liquidity issues due to the prolonged depression in oil and natural gas prices, on May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases subject to certain conditions as set forth therein.

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 5 on “Fresh Start Accounting” in the Notes to the Consolidated Financial Statements for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the condensed consolidated financial statements on or after August 1, 2017, are not comparable with the condensed consolidated financial statements prior to that date.

References to “Successor” or “Successor Company” refer to the financial position and results of operations of the reorganized Company subsequent to July 31, 2017. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on and prior to July 31, 2017.
Trends Affecting Our Operating Results
Our results are driven by demand for our services, which are in turn affected by E&P spending trends in the shale basins in which we operate, in particular the level of drilling and completion activities (which impacts the amount of water and waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling and completion activities in the oil and natural gas industry are affected by the market prices (or anticipated prices) for those commodities.

We saw improvement in West Texas Intermediate crude oil prices in 2018, with average oil prices of $65.23 as compared to $50.80 in 2017, while the average Henry Hub natural gas price in 2018 increased to $3.15 from $2.99 in 2017. According to Baker Hughes, average rig count in our active basins increased 15.9% year over year to 181 in 2018, and completed wells in those basins increased 28.8% year over year to 3,496 from 2,714 in 2017. (Average rig count and completed wells in our active basins no longer includes those in the Eagle Ford shale area as we have exited that basin as of June 30, 2018.) Per the US Energy Information Association, both oil production and natural gas production in the basins in which we operate were up during 2018 as compared to the prior year, with an 18.4% increase in oil production and a 21.8% increase in natural gas production. As a result of the increases in oil prices, average rig count, completed wells and overall production, we saw an increase in drilling and completion activities primarily in the Rocky Mountain and Northeast divisions in 2018 as compared with 2017. However, there is no guarantee that oil and natural gas prices will remain stable or increase, drilling and completion activities in basins will continue to increase, or we will see a continuing increase in a demand for our services. Oil and natural gas prices remain volatile, with oil prices dropping more than 40% during the fourth quarter of 2018. Another prolonged downturn in oil and natural gas prices could materially adversely affect our financial condition, results of operations and cash flows in the future.
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, particularly in the Bakken, Haynesville, Marcellus, and Utica shale basins, (v) labor costs, (vi) changes in governmental laws and regulations at the federal, state and local levels, (vii) seasonality and weather events (viii) pricing and (ix) our health, safety and environmental performance record.

The following table summarizes our total revenues by type of basin for year ended December 31, 2018, five months ended December 31, 2017, the seven months ended July 31, 2017, and the year ended December 31, 2016 (in thousands):

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
	2018	2017	2017	2016
Revenue - from predominantly oil-rich basins (a)	$129,898	$51,207	$62,302	$92,650
Revenue - from predominantly natural gas-rich basins (b)	67,576	28,981	33,581	59,526
Total revenue	$197,474	$80,188	$95,883	$152,176
_________________________

(a)
Represents revenues that are derived from predominantly oil-rich basins consisting of the Bakken shale area and the Eagle Ford shale area (which we substantially exited during the six months ended June 30, 2018).

(b)	Represents revenues that are derived from predominantly natural gas-rich basins consisting of the Marcellus, Utica, and Haynesville shale areas.
Results of Operations: Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Increase (Decrease)
	2018	2017	2017	2018 vs 2017 (Combined)
Service revenue	$181,793	$72,395	$86,564	$22,834	14.4%
Rental revenue	15,681	7,793	9,319	$(1,431)	(8.4)%
Total revenue	197,474	80,188	95,883	$21,403	12.2%
Costs and expenses:
Direct operating expenses	158,896	67,077	81,010	$10,809	7.3%
General and administrative expenses	38,510	10,615	22,552	$5,343	16.1%
Depreciation and amortization	46,434	38,551	28,981	$(21,098)	(31.2)%
Impairment of long-lived assets	4,815	4,904	—	$(89)	(1.8)%
Other, net	1,119	—	—	$1,119	100.0%
Total costs and expenses	249,774	121,147	132,543	$(3,916)	(1.5)%
Operating loss	(52,300)	(40,959)	(36,660)	$(25,319)	(32.6)%
Interest expense, net	(5,973)	(2,187)	(22,792)	$(19,006)	(76.1)%
Other income, net	896	411	4,247	$(3,762)	(80.8)%
Reorganization items, net	(1,679)	(5,507)	223,494	$(219,666)	(100.8)%
(Loss) income before income taxes	(59,056)	(48,242)	168,289	$179,103	149.2%
Income tax (expense) benefit	(207)	347	322	$876	130.9%
Net (loss) income	$(59,263)	$(47,895)	$168,611	$179,979	149.1%
Service Revenue
Service revenue consists of fees charged to customers for the removal and disposal of flowback and produced water originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and completion activities by truck or through temporary or permanent water transport pipelines. Service revenue also includes fees charged for disposal of oilfield wastes in our landfill and disposal of fluids in our disposal wells. Service revenue for the year ended December 31, 2018 was $181.8 million, up $22.8 million, or 14.4%, from $159.0 million for the year ended

December 31, 2017. Service revenue growth was driven primarily by increased customer demand for our disposal services in all divisions as average operating drilling rigs increased 16% over the prior year in the basins we serve. Additionally, we saw improvements in activity levels for water transfer services in the Rocky Mountain and Northeast divisions, offset by a decrease in activity levels for water transfer services, including our permanent disposal water pipeline, in the Southern division. Pricing increases in all divisions also contributed to the increase in service revenue during the current year. Due to management’s decision to exit the Eagle Ford shale area as of March 1, 2018, only $1.8 million in revenues associated with the Eagle Ford shale area were included in service revenues for the year ended December 31, 2018, while $8.8 million was included in service revenue during the prior year.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the year ended December 31, 2018 was $15.7 million, down $1.4 million, or 8.4%, from $17.1 million for the year ended December 31, 2017. However, the prior year included $1.7 million of rental revenues from the Eagle Ford shale area, while the year ended December 31, 2018 only included $0.3 million of rental revenues due to management’s decision to exit the Eagle Ford shale area as of March 1, 2018.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2018 were $158.9 million, compared to $148.1 million for the year ended December 31, 2017, an increase of 7.3%. The increase in direct operating expenses is primarily a result of higher revenues resulting from increased demand for our services. Direct operating expenses improved to 80.5% of revenues from 84.1% in 2017 as a result of fixed cost leverage and pricing increases, which was partially offset by the increased usage of higher cost third party drivers to satisfy increased customer demand, particularly in the Rocky Mountain division.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2018 were $38.5 million, up $5.3 million from $33.2 million for the year ended December 31, 2017. The increase in general and administrative expenses is primarily attributable to higher compensation costs, including $15.3 million related to the departure of our former Chief Executive Officer and Chief Financial Officer, offset by decreases in legal and professional fees. Additionally, general and administrative expenses in 2018 included $1.3 million in transaction fees for the acquisition of Clearwater. General and administrative expense for the year ended December 31, 2017 included $8.8 million in legal and professional fees for our chapter 11 filing that were incurred prior to the May 1, 2017 filing date. The legal and professional fees for our chapter 11 filing incurred after the May 1, 2017 filing date have been included in “Reorganization items, net” for the year ended December 31, 2017.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2018 was $46.4 million, down $21.1 million from $67.5 million for the year ended December 31, 2017. The decrease is primarily the result of higher depreciation recorded during the year ended December 31, 2017 as a result of a higher depreciable asset base with shorter useful lives due to the new fair values applied by fresh start accounting upon emergence from chapter 11. This primarily impacted depreciation expense for the first six months after the application of fresh start accounting as of July 31, 2017.
Impairment of Long-Lived Assets

During the year ended December 31, 2018, management approved plans to sell certain assets located in the Southern division as a result of exiting the Eagle Ford shale area. In addition, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division, that were also expected to sell within one year. These assets qualified to be classified as assets held for sale and as the fair value of the assets was lower than the net book value, we recorded an impairment charge of $4.8 million, of which $4.4 million related to the Southern division for the Eagle Ford exit, $0.3 million related to the Corporate division for the sale of certain real property in Texas approved to be sold as part of the Eagle Ford exit, and $0.1 million related to the Northeast division.
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
See also Note 10 in the Notes to the Consolidated Financial Statements herein for further discussion.

Other, net
On March 1, 2018, the Board of Directors (the “Board”) determined it was in the best interest of the Company to cease our operations in the Eagle Ford shale area. In making this determination, the Board considered a number of factors, including among other things, the historical and projected financial performance of our operations in the Eagle Ford shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our business operations, and recommendations from management. We substantially exited the Eagle Ford shale area as of June 30, 2018. The total costs related to the exit recorded during the year ended December 31, 2018 were $1.1 million.
Interest Expense, net
Interest expense, net during the year ended December 31, 2018 was $6.0 million compared to $25.0 million for the year ended December 31, 2017. The decrease is primarily due to the reduction in our outstanding debt balance during 2017 as a result of the consummation of the Plan. Our average debt balance during the year ended December 31, 2018 was $52.5 million, compared to an average debt balance of $255.4 million during the year ended December 31, 2017.
Other Income, net
Other income, net was $0.9 million for the year ended December 31, 2018 compared to $4.7 million for the year ended December 31, 2017. The decrease is primarily attributable to a $0.4 million gain associated with the change in the fair value of the derivative warrant liability during the year ended December 31, 2018, compared to a $4.3 million gain during the year ended December 31, 2017. We issued warrants with derivative features upon our emergence from chapter 11 during 2017, and in connection with our debt restructuring during 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 14 and Note 15 in the Notes to the Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the consolidated statements of operations for the years ended December 31, 2018 and 2017, which includes the net gain on debt discharge, professional and insurance fees, debtor in possession credit agreement financing costs, retention payments, and other chapter 11 related items. Included in Reorganization items, net for the year ended December 31, 2018 was $1.3 million in chapter 11 fees paid to the US Trustee. See Note 5 in the Notes to the Consolidated Financial Statements herein for further details.
Income Taxes
The income tax expense for the year ended December 31, 2018 was $0.2 million (a (0.4%) effective rate) compared to a benefit of $0.7 million (a (0.6%) effective rate) in the prior year. The effective tax rate in 2018 is primarily the result of the change in the deferred tax liability attributable to long-lived assets. See Note 19 in the Notes to the Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Years Ended December 31, 2018 and 2017

The following table shows operating results for each of our segments for the year ended December 31, 2018 and 2017:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Year ended December 31, 2018 (1)
Revenue	$127,758	$43,564	$26,152	$—	$197,474
Direct operating expenses	101,855	37,660	19,381	—	158,896
Operating loss	(2,782)	(9,059)	(11,396)	(29,063)	(52,300)

Year ended December 31, 2017 (2)
Revenue	$103,033	$37,985	$35,053	$—	$176,071
Direct operating expenses	87,073	35,953	25,061	—	148,087
Operating loss	(29,295)	(17,209)	(10,579)	(20,536)	(77,619)

(1)	Successor period.

(2)	Represents the combined results from the five months ended December 31, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor).

Rocky Mountain

Revenues for the Rocky Mountain division increased during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due primarily to increased activity for water transfer and disposal services. Specifically, water transfer service volumes have increased due to increasing the driver force by 7% to service more active operating rigs in the Rocky Mountain division during the year ended December 31, 2018 as compared to the prior year. Revenue improvement also came from the purchase and deployment of additional temporary water transport pipelines in early 2018. Further, volumes at the landfill and the disposal wells also increased over the prior year. For the Rocky Mountain division, direct operating costs improved as a percentage of revenue from 84.5% in 2017 to 79.7% in 2018 as a result of fixed cost leverage and pricing increases.

Northeast

Revenues for the Northeast division increased during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to a 19% increase in truck drivers to service higher activity levels for water transfer and disposal services. Additionally, the acquisition of Clearwater in the fourth quarter of 2018 and pricing increases for disposal services also contributed to the increase in revenues. For the Northeast division, direct operating costs improved to 86.4% as a percentage of revenues in 2018 as compared to 94.7% in 2017 due to fixed cost leverage and pricing increases.

Southern

Revenues for the Southern division decreased during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due primarily to management’s decision to exit the Eagle Ford shale area as of March 1, 2018. As a result, only $2.1 million in revenues associated with the Eagle Ford shale area were included for the year ended December 31, 2018, while $10.5 million was included during the prior year. Additionally, activity levels for water transfer services, including our permanent disposal water pipeline, were down in the Southern division during the year ended December 31, 2018. In the Southern division, direct operating costs decreased during the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to the exit of the Eagle Ford shale area and lower activity levels on our permanent disposal water pipeline.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the year ended December 31, 2018 were higher than those reported for the year ended December 31, 2017 due primarily to higher compensation costs related to the departure of our former Chief Executive Officer in the first quarter of 2018 and our former Chief Financial Officer in the fourth quarter of 2018.

Results of Operations: Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor	Predecessor
	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,	Increase (Decrease)
	2017	2017	2016	2017 (Combined) vs 2016
Service revenue	$72,395	$86,564	$139,886	$19,073	13.6%
Rental revenue	7,793	9,319	12,290	4,822	39.2%
Total revenue	80,188	95,883	152,176	23,895	15.7%
Costs and expenses:
Direct operating expenses	67,077	81,010	129,624	18,463	14.2%
General and administrative expenses	10,615	22,552	37,013	(3,846)	(10.4)%
Depreciation and amortization	38,551	28,981	60,763	6,769	11.1%
Impairment of long-lived assets	4,904	—	42,164	(37,260)	(88.4)%
Total costs and expenses	121,147	132,543	269,564	(15,874)	(5.9)%
Operating loss	(40,959)	(36,660)	(117,388)	(39,769)	(33.9)%
Interest expense, net	(2,187)	(22,792)	(54,530)	(29,551)	(54.2)%
Other income, net	411	4,247	5,778	(1,120)	(19.4)%
Loss on extinguishment of debt	—	—	(674)	(674)	(100.0)%
Reorganization items, net	(5,507)	223,494	—	217,987	100.0%
(Loss) income from continuing operations before income taxes	(48,242)	168,289	(166,814)	(286,861)	(172.0)%
Income tax benefit (expense)	347	322	(807)	(1,476)	(182.9)%
(Loss) income from continuing operations	(47,895)	168,611	(167,621)	(288,337)	(172.0)%
Loss from discontinued operations, net of income taxes	—	—	(1,235)	(1,235)	(100.0)%
Net (loss) income	$(47,895)	$168,611	$(168,856)	$(289,572)	(171.5)%
Service Revenue
Service revenue for the year ended December 31, 2017 was $159.0 million, up $19.1 million, or 13.6%, from $139.9 million for the year ended December 31, 2016. Increases in drilling and completion activities in all divisions during 2017 led to higher service revenue for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The primary driver of the increase in demand in the basins we operate was a 72% increase in average operating drilling rigs from those operating in the prior year.
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
See also Note 10 in the Notes to the Consolidated Financial Statements herein for further discussion.
Interest Expense, net
Interest expense, net during the year ended December 31, 2017 was $25.0 million compared to $54.5 million for the year ended December 31, 2016. The decrease is primarily due to the reduction in our outstanding debt balance during 2017 as a result of the consummation of the Plan. As of December 31, 2017, our outstanding debt balance was $39.0 million, while as of December 31, 2016, outstanding debt was $487.6 million. The significant decrease in debt has dramatically lowered our annual interest expense. See Note 13 in the Notes to the Consolidated Financial Statements herein for further details.
Other Income, net
Other income, net was $4.7 million for the year ended December 31, 2017 compared to $5.8 million for the year ended December 31, 2016. The decrease is primarily attributable to the gain on the sale of Underground Solutions Inc. (or “UGSI”) of $1.7 million during the year ended December 31, 2016 (see Note 23 in the Notes to the Consolidated Financial Statements). During the years ended December 31, 2017 and 2016, we recorded gains of $4.3 million and $3.3 million, respectively, associated with the change in fair value of the derivative warrant liability. We issued warrants with derivative features upon our emergence from chapter 11 during the year ended December 31, 2017, and in connection with our debt restructuring during the year ended December 31, 2016. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 14 and Note 15 in the Notes to the Consolidated Financial Statements for further details on the warrants.
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

Income Taxes
The income tax benefit for the year ended December 31, 2017 was $0.7 million (a (0.6%) effective rate) compared to expense of $0.8 million (a (0.5%) effective rate) in the prior year. The effective tax rate in 2017 is primarily the result of federal alternative minimum tax and the change in valuation allowance attributable to long-lived assets. See Note 19 in the Notes to the Consolidated Financial Statements herein for additional information on income taxes.
Loss from Discontinued Operations

Loss from discontinued operations in the years ended December 31, 2016 represents the final closing adjustments of TFI, our industrial solutions business, which was sold in April of 2015. Such loss, which is presented net of income taxes, was $1.2 million for the year ended December 31, 2016. See Note 25 in the Notes to the Consolidated Financial Statements herein for additional information.

Segment Operating Results: Years Ended December 31, 2017 and 2016
The following table shows operating results for each of our segments for the years ended December 31, 2017 and 2016:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Year ended December 31, 2017 (1)
Revenue	$103,033	$37,985	$35,053	$—	$176,071
Direct operating expenses	87,073	35,953	25,061	—	148,087
Operating loss	(29,295)	(17,209)	(10,579)	(20,536)	(77,619)

Year ended December 31, 2016 (2)
Revenue	$82,564	$36,446	$33,166	$—	$152,176
Direct operating expenses	65,066	36,673	27,885	—	129,624
Operating loss	(51,663)	(24,330)	(15,656)	(25,739)	(117,388)

(1)	Represents the combined results from the five months ended December 31, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor).

(2)	Predecessor period.

Rocky Mountain

Revenues for the Rocky Mountain division increased during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due primarily to increases in drilling and completion activities during the year, as well as pricing increases. For the Rocky Mountain division, direct operating costs increased during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due primarily to higher activity levels.

Northeast

Revenues for the Northeast division increased during the year ended December 31, 2017 as compared to the due to year ended December 31, 2016 due to an increase in drilling and completion activities in addition to pricing increases. For the Northeast division, direct operating costs decreased as a percentage of revenue during the during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to reductions in construction and insurance expenses.

Southern

Revenues for the Southern division increased during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due primarily due to increases in drilling and completion activities. In the Southern division, direct operating costs decreased as a percentage of revenue during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to environmental expenses that were incurred in 2016 that did not repeat in 2017.

Corporate/Other
The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the year ended December 31, 2017 were lower than those reported for the year ended December 31, 2016 due primarily to lower legal and professional fees as the costs relating to the chapter 11 filing were included in “Reorganization items, net” on the consolidated statement of operations, while the costs incurred with the restructuring of our indebtedness in 2016 were included in general and administrative expenses.
Liquidity and Capital Resources
Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our primary sources of capital for 2018 have included cash generated by our operations and asset sales, Successor first lien term loan, Successor second lien term loan, Successor bridge term loan, and Successor revolving facility. At December 31, 2018, our total indebtedness was $66.4 million and total liquidity was $25.5 million consisting of cash and restricted cash of $8.0 million, $11.8 million of net availability under the Successor revolving facility and $5.7 million available as a delayed draw under the Successor second lien term loan.
The following table summarizes our sources and uses of cash and restricted cash for the year ended December 31, 2018, five months ended December 31, 2017, seven months ended July 31, 2017, and the year ended December 31, 2016 (in thousands):

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
Net cash provided by (used in):	2018	2017	2017	2016
Operating activities	$9,449	$(6,461)	$(18,949)	(26,251)
Investing activities	(35,318)	1,879	(66)	11,902
Financing activities	27,043	(3,632)	31,599	(26,796)
Change in cash and restricted cash	$1,174	$(8,214)	$12,584	$(41,145)
Operating Activities
Net cash provided by operating activities was $9.4 million for the year ended December 31, 2018. The net loss from continuing operations, after adjustments for non-cash items, provided cash and restricted cash of $3.9 million as compared to the use of $15.6 million in 2017, as described below. Changes in operating assets and liabilities provided $5.6 million primarily due to an increase in accounts payable and accrued liabilities, as well as a decrease in prepaid expenses and other receivables. The non-cash items and other adjustments included $46.4 million of depreciation expense and amortization of intangible assets, stock-based compensation expense of $12.7 million, $4.8 million for impairment of long-lived assets, and a $0.3 million change in deferred income taxes, offset by a $0.9 million gain on the disposal of property, plant and equipment, a $0.4 million gain resulting from the change in the fair value of the derivative warrant liability, and bad debt recoveries of $0.3 million.
Net cash used in operating activities was $25.4 million for the year ended December 31, 2017. The net income from continuing operations, after adjustments for non-cash items, used cash and restricted cash of $15.6 million. Changes in operating assets and liabilities used $9.8 million primarily due to an increase in accounts receivable as a result of higher activity levels and billings in the current year, offset by lower accrued liabilities. The non-cash items and other adjustments included the non-cash reorganization items of $218.6 million arising primarily from the gain on debt discharge due to the consummation of the Plan, a $4.3 million gain resulting from the change in the fair value of the derivative warrant liability, and a $0.6 million change in deferred income taxes, all offset by $67.5 million of depreciation expense and amortization of intangible assets, $11.9 million in accrued interest added to debt principal, a $5.4 million loss on the disposal of property, plant and equipment, $4.9 million in impairment of long-lived assets, amortization of debt issuance costs of $2.1 million, stock-based compensation of $1.1 million, and bad debt expense of $0.9 million.
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
Investing Activities
Net cash used in investing activities was $35.3 million for the year ended December 31, 2018, and consisted primarily of $42.3 million in cash paid for the acquisition of Clearwater (which is discussed further in Note 7 in the Notes to the Consolidated Financial Statements herein), $12.2 million for purchases of property, plant and equipment, offset by $19.1 million of proceeds from the sale of property, plant and equipment.
Net cash provided by investing activities was $1.8 million for the year ended December 31, 2017, which primarily consisted of $7.1 million of proceeds from the sale of property, plant and equipment, offset by $5.4 million of purchases of property, plant and equipment.
Net cash provided by investing activities was $11.9 million for the year ended December 31, 2016, which consisted primarily of $10.7 million of proceeds from the sale of property, plant and equipment, $5.0 million in proceeds from the sale of UGSI, offset by $3.8 million of purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $27.0 million for the year ended December 31, 2018, and was primarily comprised of $32.5 million in proceeds from the Successor bridge term loan, $10.0 million in additional proceeds under the Successor first lien term loan, offset primarily by payments of $13.4 million on the Successor second lien term loan and $1.9 million in payments under capital leases and other financing activities. The Successor bridge term loan proceeds were primarily related to the acquisition of Clearwater and were repaid on January 2, 2019 from the proceeds raised in the Rights Offering.
Net cash provided by financing activities was $28.0 million for the year ended December 31, 2017, and was primarily comprised of $36.1 million of proceeds from the Successor first and second lien term loans, $15.7 million in proceeds from the Predecessor term loan, $6.9 million in proceeds from the debtor in possession term loan, offset by $23.2 million in net repayments on our Predecessor asset-based lending facility and $5.2 million in payments under capital leases and other financing activities.
Net cash used in financing activities was $26.8 million for the year ended December 31, 2016, and was primarily due to $79.2 million of net repayments on the Predecessor asset-based lending facility, offset by $55.0 million in proceeds from the issuance of the Predecessor term loan.
Capital Expenditures
Cash required for capital expenditures (related to continuing operations) for the year ended December 31, 2018 totaled $12.2 million compared to $5.4 million for the year ended December 31, 2017. Capital expenditures for the year ended December 31, 2018 included the purchase of new water transfer trucks in the Northeast division, new water transfer equipment in the Rocky Mountain division, as well as expenditures to extend the useful life and productivity on our existing fleet of trucks, tanks, equipment and disposal wells. The 2018 capital expenditures expanded our productive capacity, facilitating revenue growth during the year. Although we did not enter into any new capital leases during the year ended December 31, 2018, historically, a portion of our transportation-related capital requirements were financed through capital leases, which are excluded from the capital expenditures figures cited in the preceding sentences. We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale basins in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Our planned capital expenditures for 2019, which include the planned purchase of additional new water transfer trucks, are expected to be financed through cash flow from operations, financing leases, borrowings under our Successor credit facility and term loan facilities, or a combination of the foregoing.

Indebtedness
As of December 31, 2018, we had $66.4 million of indebtedness outstanding, consisting of $21.9 million under the Successor First Lien Term Loan (as defined below), $10.1 million under the Successor Second Lien Term Loan (as defined below), $32.5 million under the Successor Bridge Term Loan (as defined below) and $1.9 million of capital leases for vehicle financings.

Bridge Term Loan Credit Agreement, Guaranty Agreement, and Subordination Agreement

In connection with the Acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Credit Agreement”) with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million (the “Successor Bridge Term Loan”), of which $22.5 million was used to finance the Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Second Lien Term Loan Agreement (as defined below). The Bridge Term Loan Credit Agreement matures on April 5, 2019 and has an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month. Under the terms of the Bridge Term Loan Credit Agreement, the outstanding amounts may be accelerated upon the occurrence of an Event of Default (as defined in the Bridge Term Loan Credit Agreement), including as a result of a payment default under the Credit Agreement (as defined below) or Second Lien Term Loan Agreement after expiration of a ten day cure period or a default resulting in acceleration of the obligations due under the Credit Agreement or Second Lien Term Loan Agreement.

The Bridge Term Loan Credit Agreement required us to use our reasonable best efforts to effectuate and close the Rights Offering (as defined below) as soon as reasonably practicable following October 5, 2018. Upon the completion of the Rights Offering, we were required to prepay all outstanding amounts under the Bridge Term Loan Credit Agreement in cash in an amount equal to the net cash proceeds received from the Rights Offering. As discussed further below in the “Rights Offering in 2018” section, on January 2, 2019, we received the aggregate gross proceeds from the Rights Offering of $32.5 million and repaid in full the obligations under the Bridge Term Loan Credit Agreement thereby terminating the Bridge Term Loan Credit Agreement.

Amendment to First Lien Credit Agreement and Joinder to First Lien Guaranty and Security Agreement

On October 5, 2018, in connection with the Acquisition, we entered into a First Amendment to the Credit Agreement (the “First Amendment to the Credit Agreement”) with the Credit Agreement Lenders (as defined below) party thereto and ACF FinCo I LP, as administrative agent (the “Credit Agreement Agent”), which amends the $45.0 million First Lien Credit Agreement dated August 7, 2017 (the “Credit Agreement”), by and among the lenders party thereto (the “Credit Agreement Lenders”), the Credit Agreement Agent and the Company. Pursuant to the First Amendment to the Credit Agreement, the Credit Agreement Lenders provided us with an additional term loan under the Credit Agreement in the amount of $10.0 million, which was used to finance a portion of the Acquisition. The First Amendment to the Credit Agreement also amended the Credit Agreement to extend the maturity date from August 7, 2020 to February 7, 2021, in addition to allowing for the Acquisition and providing us with additional flexibility under the Credit Agreement, including certain availability, mandatory prepayment and financial reporting provisions thereunder.

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

First Lien Credit Agreements
On the Effective Date, pursuant to the Plan, the Company entered into the Credit Agreement. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”) (i) to repay obligations outstanding under the Amended and Restated Credit Agreement, as amended through the Fourteenth Amendment thereto, dated as of February 3, 2014, by and among Wells Fargo Bank, National Association, the lenders named therein, and the Company (the “Predecessor Revolving Facility”) and debtor in possession asset based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes. The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.

The Successor Revolving Facility and the Successor First Lien Term Loan mature on February 7, 2021, at which time the Company must repay the outstanding principal amount of the Successor Revolving Facility and the Successor First Lien Term Loan, together with interest accrued and unpaid thereon. The Successor Revolving Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement. Upon execution of the First Amendment to the Credit Agreement on October 5, 2018, the principal amount of the Successor First Lien Term Loan shall be repaid in installments of $297.6 thousand on November 1, 2018 and on the first day of each calendar month thereafter prior to maturity. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%; however, if there is an Event of Default (as defined in the Credit Agreement), the Credit Agreement Agent, in its sole discretion, may increase the applicable interest rate at a per annum rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of December 31, 2018, we were in compliance with all covenants.

Amendment to Second Lien Credit Agreement and Joinder to the Second Lien Guaranty and Security Agreement

On October 5, 2018, in connection with the Acquisition, we entered into a First Amendment to the Second Lien Term Loan Credit Agreement (the “First Amendment to the Second Lien Term Loan Agreement”) with the Second Lien Term Loan Lenders (as defined below) party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (the “Second Lien Term Loan Agent”), which amends the Second Lien Term Loan Agreement, dated August 7, 2017 (the “Second Lien Term Loan Agreement”), by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), the Second Lien Term Loan Agent and the Company. Pursuant to the First Amendment to Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to certain conforming amendments to the Credit Agreement to allow for the funding of the additional term loan in the amount of $10.0 million under the First Amendment to the Credit Agreement and the term loans pursuant to the Bridge Term Loan Credit Agreement. The First Amendment to the Second Lien Term Loan Agreement also extended the maturity date from February 7, 2021 to October 7, 2021.

On October 5, 2018, in connection with the First Amendment to Second Lien Term Loan Agreement, the New Grantors entered into the Second Lien Guaranty and Security Agreement Joinder, pursuant to which the New Grantors agreed to become party to that Second Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Second Lien Term Loan Agent.

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
The Successor Second Lien Term Loan matures on October 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. The principal amount of the Successor Second Lien Term Loan shall be repaid on the first day of each fiscal quarter prior to maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018 and, on or after February 7, 2018, at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Second Lien Term Loan Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of December 31, 2018, we were in compliance with all covenants.

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
Rights Offering in 2018
As discussed above, we agreed, pursuant to the Bridge Term Loan Credit Agreement, to use our reasonable best efforts to effectuate and close a rights offering as soon as reasonably practicable following October 5, 2018, whereby we would dividend to our holders of common stock subscription rights to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). Holders who subscribed for all of their basic subscription rights also could elect to subscribe for additional shares pursuant to an over-subscription privilege.

In connection with the Rights Offering, we entered into a Backstop Commitment Letter on October 5, 2018 (the “Backstop Commitment Letter”) with certain backstop parties named therein (the “Backstop Parties”), pursuant to which the Backstop Parties agreed, subject to the terms and conditions in the Backstop Commitment Letter, to participate in the Rights Offering and agreed to acquire all unsubscribed shares remaining after stockholders exercised their over-subscription privilege. The Backstop Parties are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. In exchange for the commitments under the Backstop Commitment Letter, we paid to the Backstop Parties, in the aggregate, a nonrefundable cash payment equal to 1.0% of the full amount of the Rights Offering.

Pursuant to the Backstop Commitment Letter, we were required to file a registration statement with the SEC within 20 days following October 5, 2018. This initial Registration Statement on Form S-1 was filed with the SEC on October 25, 2018, with amendments to the Form S-1 filed on December 4, 2018 and December 7, 2018. The Registration Statement on Form S-1 respecting the Rights Offering was declared effective by the SEC on Friday, December 7, 2018. The Rights Offering launched at the close of business on December 10, 2018 and terminated, as to unexercised rights, at 5:00 p.m. New York City time on December 28, 2018.

We sold an aggregate of 3,381,894 shares of common stock at a purchase price of $9.61 per share in the Rights Offering. On January 2, 2019, we received the aggregate gross proceeds from the Rights Offering of $32.5 million and repaid in full the obligations under the Bridge Term Loan Credit Agreement. The shares of common stock subscribed for in the Rights Offering were distributed to applicable offering participants through our transfer agent or through the clearing systems of the Depository Trust Company, which commenced on January 2, 2019. Immediately after the issuance of the 3,381,894 shares for the Rights Offering which commenced on January 2, 2019, the Company had 15,614,981 common shares outstanding.

Contractual Obligations
The following table details our contractual cash obligations as of December 31, 2018 (in thousands). See Note 20 in the Notes to the Consolidated Financial Statements for additional information.

	Payments due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt obligations including capital leases (1)	$38,305	$28,051	$—	$—	$66,356
Interest on debt and capital leases (2)	3,594	3,324	—	—	6,918
Operating leases (3)	2,415	1,884	458	6,755	11,512
Contingent consideration (4)	500	—	—	—	500
Asset retirement obligation (5)	—	1,975	1,180	3,973	7,128
Total	$44,814	$35,234	$1,638	$10,728	$92,414

(1)	Principal payments are reflected when contractually required.

(2)	Estimated interest on debt for all periods presented is calculated using interest rates available as of December 31, 2018 and includes fees for the unused portion of our Successor Revolving Facility.

(3)	Represents operating leases primarily for facilities, vehicles and rental equipment.

(4)
Represents the $0.5 million due related to the acquisition of Ideal Oilfield Disposal LLC (“Ideal”), which is payable when the Ideal settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. See Note 14 to the Consolidated Financial Statements for further information on the settlement.

(5)
Represents estimated future costs related to the closure and/or remediation of our disposal wells and landfill. As we are uncertain as to when these future costs will be paid, the majority of the obligation has been presented in the more than five years column.

Off Balance Sheet Arrangements
As of December 31, 2018, we did not have any material off-balance-sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates.
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
Allowance for Doubtful Accounts
Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables for both billed and unbilled receivables on our service and rental revenues. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, our compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Additionally, if the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $1.6 million, $1.9 million, and $1.7 million at December 31, 2018, 2017 and 2016 respectively.
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
We recorded total impairment charges of $4.8 million for long-lived assets classified as held for sale during the year ended December 31, 2018, which was included in “Impairment of long-lived assets” in the consolidated statement of operations. During the year ended December 31, 2017, we recorded total impairment charges for long-lived assets of $4.9 million for long-lived assets classified as held for sale. During the year ended December 31, 2016, we recorded total impairment charges for long-lived assets of $42.2 million. These charges were due to the carrying value of assets for certain basins not being recoverable, as well as for assets that were classified as held for sale during 2016. We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable. See Note 10 in the Notes to the Consolidated Financial Statements for additional information on our impairment charges.
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
With regard to the valuation of deferred tax assets, we record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. All available evidence is considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. See Note 19 to our Consolidated Financial Statements herein for further information regarding the valuation of our deferred tax assets and the impact of new legislation.
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
Future reversals of existing taxable temporary differences are another source of taxable income that is used in this analysis. As a result, deferred tax liabilities in excess of deferred tax assets generally will provide support for recognition of deferred tax assets. However, most of our deferred tax assets are associated with net operating loss (“NOL”) carryforwards, many of which statutorily expire after a specified number of years; therefore, we compare the estimated timing of these taxable timing difference reversals with the scheduled expiration of our NOL carryforwards, considering any limitations on use of NOL carryforwards, and record a valuation allowance against deferred tax assets for which realization is not more likely than not. In addition, as a result of limitations on the use of our NOLs due to prior ownership changes, we have reduced our deferred tax asset and corresponding valuation allowance by the NOLs that will likely expire unused.
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
We measure and record tax contingency accruals in accordance with GAAP which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized. A tax position is measured at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.
Revenue Recognition

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
Recently Issued Accounting Pronouncements

See the “Recently Issued Accounting Pronouncements” section of Note 3 on Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein for a complete description of recent accounting standards which may be applicable to our operations. The significant accounting standards that have been adopted during the year ended December 31, 2018 are described in Note 2 on Basis of Presentation in the Notes to the Consolidated Financial Statements herein.

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
Interest Rates
As of December 31, 2018 the outstanding principal balance on Successor Revolving Facility was $0.0 million, while the outstanding principal balance on the Successor First Lien Term Loan was $21.9 million. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%. The weighted average interest rate for the year ended December 31, 2018 was 7.2% for the Successor Revolving Facility and 9.2% for the Successor First Lien Term Loan. We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the year ended December 31, 2018, our net interest expense for year ended December 31, 2018 would have increased by an estimated $0.3 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Due to our aggregate market value of the voting and non-voting common equity held by non-affiliates falling below $75.0 million as of June 30, 2018, and our corresponding status as a smaller reporting company, our independent registered public accounting firm, Moss Adams LLP, was not required to issue an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Audited Consolidated Financial Statements:

Page
Reports of Independent Registered Public Accounting Firms	59
Consolidated Balance Sheets at December 31, 2018 (Successor) and 2017 (Successor)	61
Consolidated Statements of Operations for the Year Ended December 31, 2018 (Successor), Five Months Ended December 31, 2017 (Successor), Seven Months Ended July 31, 2017 (Predecessor) and the Year Ended December 31, 2016 (Predecessor)	62
Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2018 (Successor), Period Ended December 31, 2017 (Successor), Period Ended July 31, 2017 (Predecessor), and Year Ended December 31, 2016 (Predecessor)	63
Consolidated Statements of Cash Flows for the Year Ended December 31, 2018 (Successor), Five Months Ended December 31, 2017 (Successor), Seven Months Ended July 31, 2017 (Predecessor) and the Year Ended December 31, 2016 (Predecessor)	64
Notes to Consolidated Financial Statements	66
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

Exhibit Number		Description
4.5		Form of Subscription Rights Certificate (incorporated herein by reference to Exhibit 4.5 to Nuverra’s Registration Statement on Form S-1/A filed with the SEC on December 4, 2018).

10.1
Letter Agreement, dated April 3, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 7, 2017)

10.1	A
Letter Agreement, dated April 6, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.1	B
Letter Agreement, dated April 10, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.1	C
Letter Agreement, dated April 18, 2017, between the Company and Wells Fargo (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 20, 2017)

10.1	D
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

10.4
Restructuring Support Agreement, dated as of April 9, 2017, by and among the Company and its subsidiaries, and the Supporting Noteholders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017).

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

10.5	A
Sixth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 6, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.5	B
Seventh Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 10, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company and the guarantors named therein (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 12, 2017)

10.5	C
Eighth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 18, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company, and the guarantors named therein (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 20, 2017)

10.5	D
Ninth Amendment (Increase Amendment) to Term Loan Credit Agreement, dated April 24, 2017, by and among the Term Loan Lenders, Wilmington, Wells Fargo, the Company, and the guarantors named therein (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 25, 2017)

Exhibit Number		Description
10.6	†	Key Employee Incentive Plan, dated December 23, 2016 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017).

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

10.15	†	Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.16	†
Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

Exhibit Number		Description
10.17	†
Form of Notice of Grant of Time-Based Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.18	†
CEO Notice of Grant of Performance Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.19	†
CEO Notice of Grant of Time-Based Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.20	†
Notice of Grant of CEO Stock Options and Stock Option Award Agreement between the Company and Mark D. Johnsrud, dated February 23, 2018 (incorporated herein by reference to Exhibit 10.6 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.21	†	2018 Restricted Stock Plan for Directors (incorporated herein by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.22	†	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.23	†
Engagement Agreement, dated as of March 2, 2018, by and between Nuverra Environmental Solutions, Inc. and Charles K. Thompson (incorporated herein by reference to Exhibit 10.9 to Nuverra’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

10.24	†
Employment Agreement dated June 18, 2018, between Nuverra Environmental Solutions, Inc. and Robert Fox (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on June 21, 2018).

10.25
Equity Purchase Agreement, dated October 5, 2018, by and among the David Niederst Irrevocable Trust, Stillwater Seven, LLC and Nuverra Ohio Disposal LLC (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.26
Bridge Term Loan Credit Agreement, dated October 5, 2018, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and the Company (incorporated by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.27
Guaranty Agreement, dated October 5, 2018, by and among the Company, the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.28
Subordination Agreement, dated October 5, 2018, by and among ACF FinCo I LP and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.29
First Amendment to Credit Agreement, dated October 5, 2018, by and among ACF FinCo I LP, the lenders thereto, the Company, and the other loan parties thereto (incorporated by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.30
Joinder to First Lien Guaranty and Security Agreement, dated October 5, 2018, by and among the Company, the grantors party thereto, and ACF FinCo I LP (incorporated by reference to Exhibit 10.6 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.31
First Amendment to Credit Agreement, dated October 5, 2018, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and the Company (incorporated by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.32
Second Lien Guaranty and Security Agreement Joinder, dated October 5, 2018, by and among the Company, the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

Exhibit Number			Description

10.33
First Amendment to Intercreditor Agreement, dated October 5, 2018, by and among ACF FinCo I LP, Wilmington Savings Fund Society, FSB, and the Company (incorporated by reference to Exhibit 10.9 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.34
Joinder to Intercompany Subordination Agreement, dated October 5, 2018, by and among the obligors party thereto, ACF FinCo I LP, and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.10 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.35
Backstop Commitment Letter, dated October 5, 2018, by and between the Company and the backstop parties named therein (incorporated by reference to Exhibit 10.11 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.36	†
Employment Agreement, dated November 19, 2018, between the Company and Charles K. Thompson (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 21, 2018).

10.37	†
Employment Agreement, dated November 15, 2018, between the Company and Stacy W. Hilgendorf (incorporated by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 21, 2018).

16.1
Letter to Securities and Exchange Commission from Hein & Associates LLP, dated November 20, 2017 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2017)

21.1	*		Subsidiaries of Nuverra Environmental Solutions, Inc.

23.1	*		Consent of Moss Adams LLP

23.2	*		Consent of Hein & Associates LLP

24.1	*		Power of Attorney of Officers and Directors of the Company (set forth on the signature pages of this Form 10-K).

31.1	*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Separation Agreement and Mutual Release, dated as of March 2, 2018, between Mark D. Johnsrud and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 99.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on March 5, 2018).

99.2
Separation Agreement and Mutual Release, dated as of November 28, 2018, between the Company and Edward A. Lang III (incorporated herein by reference to Exhibit 99.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on December 3, 2018).

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 12, 2019.

Nuverra Environmental Solutions, Inc.

By:	/s/ CHARLES K. THOMPSON
Name:	Charles K. Thompson
Title:	Chairman of the Board and Chief Executive Officer
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

Signature	Title	Date

/s/ CHARLES K. THOMPSON	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	March 12, 2019
Charles K. Thompson

/s/ STACY W. HILGENDORF	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2019
Stacy W. Hilgendorf

/s/ JOHN B. GRIGGS	Director	March 12, 2019
John B. Griggs

/s/ MICHAEL Y. MCGOVERN	Director	March 12, 2019
Michael Y. McGovern

/s/ LAWRENCE A. FIRST	Director	March 12, 2019
Lawrence A. First

INDEX TO FINANCIAL STATEMENTS
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page
Audited Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	59
Consolidated Balance Sheets at December 31, 2018 (Successor) and 2017 (Successor)	61
Consolidated Statements of Operations for the Year Ended December 31, 2018 (Successor), Five Months Ended December 31, 2017 (Successor), Seven Months Ended July 31, 2017 (Predecessor) and the Year Ended December 31, 2016 (Predecessor)	62
Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2018 (Successor), Period Ended December 31, 2017 (Successor), Period Ended July 31, 2017 (Predecessor), and Year Ended December 31, 2016 (Predecessor)	63
Consolidated Statements of Cash Flows for the Year Ended December 31, 2018 (Successor), Five Months Ended December 31, 2017 (Successor), Seven Months Ended July 31, 2017 (Predecessor) and the Year Ended December 31, 2016 (Predecessor)	64
Notes to Consolidated Financial Statements	66
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Nuverra Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017 (Successor), the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2018 (Successor), the period from August 1, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through July 31, 2017 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2018 (Successor), the period from August 1, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through July 31, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Scottsdale, Arizona
March 12, 2019

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Nuverra Environmental Solutions, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and cash flows of Nuverra Environmental Solutions, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders’ equity, and cash flows of Nuverra Environmental Solutions, Inc. and subsidiaries for the year ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited cash resources, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado
April 14, 2017

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	December 31,	December 31,
	2018	2017
Assets
Cash	$7,302	$5,488
Restricted cash	656	1,296
Accounts receivable, net	31,392	30,965
Inventories	3,358	4,089
Prepaid expenses and other receivables	2,435	8,594
Other current assets	1,582	226
Assets held for sale	2,782	2,765
Total current assets	49,507	53,423
Property, plant and equipment, net	215,640	229,874
Equity investments	41	48
Intangibles, net	1,112	547
Goodwill	29,518	27,139
Deferred income taxes	—	84
Other assets	118	207
Total assets	$295,936	$311,322
Liabilities and Shareholders’ Equity
Accounts payable	$9,061	$7,946
Accrued liabilities	16,670	13,939
Current contingent consideration	500	500
Current portion of long-term debt	38,305	5,525
Derivative warrant liability	34	477
Total current liabilities	64,570	28,387
Deferred income taxes	181	—
Long-term debt	27,628	33,524
Other long-term liabilities	7,130	6,438
Total liabilities	99,509	68,349
Commitments and contingencies
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 12,233 and 11,696 issued and outstanding at December 31, 2018 and 2017, respectively)	122	117
Additional paid-in capital	303,463	290,751
Accumulated deficit	(107,158)	(47,895)
Total shareholders’ equity	196,427	242,973
Total liabilities and shareholders’ equity	$295,936	$311,322
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
	2018	2017	2017	2016
Revenue:
Service revenue	$181,793	$72,395	$86,564	$139,886
Rental revenue	15,681	7,793	9,319	12,290
Total revenue	197,474	80,188	95,883	152,176
Costs and expenses:
Direct operating expenses	158,896	67,077	81,010	129,624
General and administrative expenses	38,510	10,615	22,552	37,013
Depreciation and amortization	46,434	38,551	28,981	60,763
Impairment of long-lived assets	4,815	4,904	—	42,164
Other, net	1,119	—	—	—
Total costs and expenses	249,774	121,147	132,543	269,564
Operating loss	(52,300)	(40,959)	(36,660)	(117,388)
Interest expense, net	(5,973)	(2,187)	(22,792)	(54,530)
Other income, net	896	411	4,247	5,778
Loss on extinguishment of debt	—	—	—	(674)
Reorganization items, net	(1,679)	(5,507)	223,494	—
(Loss) income from continuing operations before income taxes	(59,056)	(48,242)	168,289	(166,814)
Income tax (expense) benefit	(207)	347	322	(807)
(Loss) income from continuing operations	(59,263)	(47,895)	168,611	(167,621)
Loss from discontinued operations, net of income taxes	—	—	—	(1,235)
Net (loss) income	$(59,263)	$(47,895)	$168,611	$(168,856)

Earnings per common share:
Basic (loss) income from continuing operations	$(5.01)	$(4.09)	$1.12	$(1.84)
Basic loss from discontinued operations	—	—	—	(0.01)
Net (loss) income per basic common share	$(5.01)	$(4.09)	$1.12	$(1.85)

Diluted (loss) income from continuing operations	$(5.01)	$(4.09)	$0.97	$(1.84)
Diluted loss from discontinued operations	—	—	—	(0.01)
Net (loss) income per diluted common share	$(5.01)	$(4.09)	$0.97	$(1.85)
Weighted average shares outstanding:
Basic	11,829	11,696	150,940	90,979
Diluted	11,829	11,696	174,304	90,979
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit
		Shares	Amount		Shares	Amount
Balance at December 31, 2015 (Predecessor)	$(38,271)	29,624	$30	$1,369,921	(1,489)	$(19,800)	$(1,388,422)
Stock-based compensation	1,125	—	—	1,125	—	$—	$—
Issuance of common stock to employees (par value $0.001)	—	309	—	—	—	—	—
Issuance of common stock for debt converted to equity (par value $0.001)	31,697	101,072	101	31,596	—	—	—
Issuance of common stock for warrants exercised (par value $0.001)	229	1,070	1	228	—	—	—
Issuance of common stock for rights offering (par value $0.001)	5,000	20,312	20	4,980	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(7)	—	—	—	(25)	(7)	—
ESPP distribution	17	46	—	17	—	—	—
Net loss	(168,856)	—	—	—	—	—	(168,856)
Balance at December 31, 2016 (Predecessor)	$(169,066)	152,433	$152	$1,407,867	(1,514)	$(19,807)	$(1,557,278)
Stock-based compensation	457	—	—	457	—	$—	$—
Issuance of common stock to employees (par value $0.001)	—	32	—	—	—	—	—
Issuance of common stock for warrants exercised (par value $0.001)	—	15	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(2)	—	—	—	(12)	(2)	—
Net income	168,611	—	—	—	—	—	168,611
Balance at July 31, 2017 (Predecessor)	—	152,480	152	1,408,324	(1,526)	(19,809)	(1,388,667)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor Equity	—	(152,480)	(152)	(1,408,324)	1,526	19,809	1,388,667
Issuance of Successor common stock and warrants (par value $0.01)	290,191	11,696	117	290,074	—	—	—
Balance at August 1, 2017 (Successor)	$290,191	$11,696	$117	$290,074	$—	$—	$—
Stock-based compensation	677	—	—	677	—	—	—
Net loss	(47,895)	—	—	—	—	—	(47,895)
Balance at December 31, 2017 (Successor)	$242,973	11,696	$117	$290,751	—	$—	$(47,895)
Stock-based compensation	12,717	—	—	12,717	—	—	—
Issuance of common stock to employees (par value $0.01)	—	537	5	(5)	—	—	—
Net loss	(59,263)	—	—	—	—	—	(59,263)
Balance at December 31, 2018 (Successor)	$196,427	12,233	$122	$303,463	—	$—	$(107,158)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
	2018	2017	2017	2016
Cash flows from operating activities:
Net (loss) income	$(59,263)	$(47,895)	$168,611	$(168,856)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on the sale of TFI	—	—	—	1,235
Depreciation and amortization of intangible assets	46,434	38,551	28,981	60,763
Amortization of debt issuance costs, net	186	—	2,135	6,165
Accrued interest added to debt principal	119	473	11,474	26,684
Stock-based compensation	12,717	677	457	1,125
Impairment of long-lived assets	4,815	4,904	—	42,164
Gain on sale of UGSI	(75)	(76)	—	(1,747)
(Gain) loss on disposal of property, plant and equipment	(895)	5,695	(258)	3,512
Bad debt (recoveries) expense	(328)	91	788	(283)
Change in fair value of derivative warrant liability	(443)	(239)	(4,025)	(3,311)
Loss on extinguishment of debt	—	—	—	674
Deferred income taxes	265	(242)	(337)	225
Other, net	355	4,503	(11,295)	560
Reorganization items, non-cash	—	—	(218,600)	—
Changes in operating assets and liabilities:
Accounts receivable	1,798	(3,521)	(4,528)	18,676
Prepaid expenses and other receivables	800	(312)	472	(285)
Accounts payable and accrued liabilities	3,634	(5,034)	3,682	(13,507)
Other assets and liabilities, net	(670)	(4,036)	3,494	(45)
Net cash provided by (used in) operating activities	9,449	(6,461)	(18,949)	(26,251)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	19,140	4,034	3,083	10,696
Purchases of property, plant and equipment	(12,241)	(2,231)	(3,149)	(3,826)
Proceeds from the sale of UGSI	75	76	—	5,032
Cash paid for acquisitions, net of cash acquired	(42,292)	—	—	—
Net cash (used in) provided by investing activities	(35,318)	1,879	(66)	11,902

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
	2018	2017	2017	2016
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	—	—	106,785	154,514
Payments on Predecessor revolving credit facility	—	—	(129,964)	(233,667)
Proceeds from Predecessor term loan	—	—	15,700	55,000
Proceeds from debtor in possession term loan	—	—	6,875	—
Proceeds from Successor First and Second Lien Term Loans	10,000	—	36,053	—
Payments on Successor First and Second Lien Term Loans	(13,434)	(1,241)	—	—
Proceeds from Successor revolving facility	226,371	79,464	—	—
Payments on Successor revolving facility	(226,371)	(79,464)	—	—
Proceeds from Bridge Term Loan	32,500	—	—	—
Payments for debt issuance costs	(167)	—	(1,053)	(1,029)
Issuance of stock	—	—	—	5,000
Payments on vehicle financing and other financing activities	(1,856)	(2,391)	(2,797)	(6,614)
Net cash provided by (used in) financing activities	27,043	(3,632)	31,599	(26,796)
Change in cash and restricted cash	1,174	(8,214)	12,584	(41,145)
Cash, beginning of period	5,488	7,193	994	39,309
Restricted cash, beginning of period	1,296	7,805	1,420	4,250
Cash and restricted cash, beginning of period	6,784	14,998	2,414	43,559
Cash, end of period	7,302	5,488	7,193	994
Restricted cash, end of period	656	1,296	7,805	1,420
Cash and restricted cash, end of period	$7,958	$6,784	$14,998	$2,414

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,540	$1,003	$1,912	$25,154
Cash paid (refunded) for taxes, net	668	(324)	193	610
Conversion of debt to equity	—	—	—	31,697
Property, plant and equipment purchases in accounts payable	786	754	218	252
Conversion of accrued interest on principal debt balance	119	473	11,474	26,684
Deferred financing costs financed through principal debt balance	—	—	1,570	3,220
Deferred financing costs in accounts payable and accrued liabilities	441	—	—	—

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Nature of Business Operations
Description of Business
Nuverra Environmental Solutions, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Nuverra”, the “Company”, “we”, “us” or “our”) provides water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our services include the delivery, collection, and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas.
We operate in shale basins where customer exploration and production activities are predominantly focused on shale oil and natural gas as follows:

•
Oil shale areas: includes our operations in the Bakken shale area. (Our exit of the Eagle Ford shale area started March 1, 2018, and was complete by June 30, 2018. See Note 11 for further information on our exit of the Eagle Ford shale area.)

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

Our service offering focuses on providing comprehensive environmental and logistics management solutions within three primary groups:

•
Water Transfer Services: Collection and transportation of flowback and produced water from drilling and completion activities to disposal network via trucking or a fixed pipeline system, and delivery of freshwater for drilling and completion activities via trucking, lay flat temporary line or fixed pipeline system.

•	Disposal Services: Disposal of liquid waste water from hydraulic fracturing operations, liquid waste water from well production, and solid drilling waste in our disposal wells and landfill.

•	Logistics and Wellsite Services: Rental of wellsite equipment and provision of other wellsite services including preparation and remediation.
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
Our business is divided into three operating divisions, which we consider to be operating and reportable segments of our continuing operations: (1) the Northeast division comprising the Marcellus and Utica shale areas, (2) the Southern division comprising the Haynesville shale area and Eagle Ford shale area (which we exited during the six months ended June 30, 2018) and (3) the Rocky Mountain division comprising the Bakken shale area. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as certain other corporate assets.
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
Unless stated otherwise, any reference to balance sheet, income statement, statement of operations and cash flow items in these accompanying audited consolidated financial statements refers to results from continuing operations. We have not included a statement of comprehensive income as there were no transactions to report in the 2018, 2017, or 2016 periods presented. The business comprising what was previously called the industrial solutions division is presented as discontinued operations in our consolidated statement of operations for the year ended December 31, 2016. See Note 25 for additional information.
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

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 5 on “Fresh Start Accounting” for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the consolidated financial statements on or after August 1, 2017, are not comparable with the consolidated financial statements prior to that date.

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

On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments (the “new revenue standard”) and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis. See Note 6 for further information on the new standard.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and is to be applied retrospectively. The adoption of this guidance as of January 1, 2018 did not have a significant impact on our consolidated statement of cash flows, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals. We have adjusted the prior year periods on the consolidated statement of cash flows and in the Subsidiary Guarantors footnote (Note 27) to reflect this new presentation.
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
Restricted Cash

On the Effective Date, we entered into a new $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”). As our collections on our accounts receivable serve as collateral on the Successor Revolving Facility, all amounts collected are initially recorded to “Restricted cash” on the consolidated balance sheet as these funds are not available for operations until our Credit Agreement Lenders release the funds to us approximately one day later. As such, we expect our restricted cash balance to be anywhere between $0.2 million and $2.0 million at any given time depending upon recent collections. We had a restricted cash balance of $0.7 million and $1.3 million as of December 31, 2018 and December 31, 2017, respectively.
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
Unbilled accounts receivable result from revenue earned for services rendered where customer billing is still in progress at the balance sheet date. Such amounts totaled approximately $9.4 million at December 31, 2018.
The following table summarizes activity in the allowance for doubtful accounts:

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
	2018	2017	2017	2016
Balance at beginning of period	$1,921	$1,970	$1,664	$3,524
Bad debt (recoveries) expense	(328)	91	788	(283)
Write-offs, net	(3)	(140)	(482)	(1,577)
Balance at end of period	$1,590	$1,921	$1,970	$1,664
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of our accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of our contingent consideration is adjusted to fair value at the end of each reporting period using a probability-weighted discounted cash flow model. See Note 14 for disclosures on the fair value of our contingent consideration at December 31, 2018 and 2017.

The fair value of our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan (as defined below), Bridge Term Loan Credit Agreement (as defined below) and other debt obligations including capital leases secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. See Note 13 for disclosures on the fair value of our debt instruments at December 31, 2018.
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

Buildings	15-39 years
Building and land improvements	5-20 years
Pipelines	10-30 years
Disposal wells	3-10 years
Machinery and equipment	3-15 years
Equipment under capital leases	4-6 years
Motor vehicles and trailers	3-10 years
Rental equipment	5-10 years
Office equipment	3-7 years
Expenditures for betterments that increase productivity and/or extend the useful life of an asset are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation of the assets are removed from their respective accounts, and any gains or losses are included in “Direct operating expenses” in the consolidated statements of operations. Depreciation expense was $46.2 million, $66.3 million, and $58.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is characterized as a component of “Depreciation and amortization” in the consolidated statements of operations.
Debt Issuance Costs
We capitalize costs associated with the issuance of debt and amortize them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized balance of debt issuance costs presented in “Long-term debt” was $0.4 million at December 31, 2018. There were no unamortized debt issuance costs as of December 31, 2017.

Deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset. There were no debt issuance costs that met the definition of an asset as of December 31, 2018 and 2017.
Upon the prepayment of related debt, we accelerate the recognition of the unamortized cost, which is included in “Loss on extinguishment of debt” in the consolidated statements of operations. Additionally, when executing amendments to our debt agreements, if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then: (1) any fees paid to the creditor and any third-party costs incurred are associated with the new arrangement (that is deferred and amortized over the term of the new arrangement); and (2) any unamortized debt issuance costs relating to the old arrangement at the time of the change are written off in proportion to the decrease in borrowing capacity of the old arrangement. The portion of the unamortized debt issuance costs written off in such circumstances are included in “Loss on extinguishment of debt” in the consolidated statements of operations. During the year ended December 31, 2016, we wrote off debt issuance costs of $0.7 million.
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired.

Our goodwill is tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process; however, if, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In the event a determination is made that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the first step of the two-step process must be performed. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. As we adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, in the fourth quarter of 2017, the second step of the goodwill impairment test would be to record an impairment charge, if any, based on the excess of a reporting unit’s carrying amount over its fair value.
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
We recorded total impairment charges of $4.8 million for long-lived assets classified as held for sale during the year ended December 31, 2018, which was included in “Impairment of long-lived assets” in the consolidated statement of operations (Note 10). We recorded total impairment charges of $4.9 million for long-lived assets classified as held for sale during the year ended December 31, 2017 (Note 10). During the year ended December 31, 2016, we recorded total impairment charges for long-lived assets of $42.2 million. These charges were due to the carrying value of assets for certain basins not being recoverable, as well as for assets that were classified as held for sale during 2016 (Note 10).
Asset Retirement Obligations
We record the fair value of estimated asset retirement obligations associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to interest expense (Note 20). In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight line basis for disposal wells and using a units-of-consumption basis for landfill costs over the assets’ respective useful lives.
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

Prior to January 1, 2018, we recognized revenues in accordance with Accounting Standards Codification 605 (ASC 605, Revenue Recognition) and Staff Accounting Bulletin No 104, where all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured.

See Note 6 for a detailed discussion on our revenue recognition under ASC 606.

Concentration of Customer Risk
Three of our customers comprised 30%, 27% and 29% of our consolidated revenues for the years ended December 31, 2018, 2017 and 2016 respectively, and 36%, 27% and 19% of our consolidated accounts receivable at December 31, 2018, 2017 and 2016, respectively.
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
Direct Operating Expenses
Direct operating expenses consists primarily of wages and benefits for employees or subcontractors performing operational activities, fuel expense associated with transportation and logistics activities, and costs to repair and maintain transportation and rental equipment and disposal wells.
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
Share-Based Compensation
Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock awards or units vest over a one, two or three year service period from the date of grant. The grant date fair value of the award is recognized to expense on a straight-line basis over the requisite service period. As of December 31, 2018 there was approximately $2.5 million of unrecognized compensation cost, net of estimated forfeitures, for unvested restricted stock awards and restricted stock units which are expected to vest over a weighted average period of approximately 2.5 years. See Note 18 for additional information.

Advertising
Advertising costs are expensed as incurred. Advertising expense was approximately $0.4 million, $0.4 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases with terms longer than 12 months on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.

We adopted this new lease standard on January 1, 2019 using a modified retrospective transition, with the cumulative-effect adjustment to the opening balance of retained earnings as of the effective date (the “effective date method”). Under the effective date method, financial results reported in periods prior to 2019 are unchanged. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carryforward the historical lease classification. In addition, we have made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will continue to recognize those lease payments in the consolidated statement of operations on a straight-line basis over the lease term.

The adoption of the new lease standard resulted in the recognition of operating lease assets and operating lease liabilities of approximately $4.9 million, respectively, as of January 1, 2019. Additionally, as of January 1, 2019, we recorded an adjustment of $0.8 million to accumulated deficit as a result of the re-measurement of the present value of remaining lease payments for the finance leases previously recorded as capital leases. The finance lease assets and finance lease liabilities as of January 1, 2019 were $1.8 million, respectively. We believe the adoption of the new lease standard will not materially impact our results of operations, nor have a notable impact on our liquidity.

Note 4 - Emergence from Chapter 11 Reorganization

On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. On July 25, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan. The Nuverra Parties emerged from the bankruptcy proceedings on the Effective Date when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases, subject to certain conditions as set forth therein.

On the Effective Date, the Company:

•	Adopted a Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Company;

•	Appointed three new members to the Company’s Board of Directors (the “Board”) to replace the directors of the Company who were deemed to have resigned on the Effective Date;

•	Entered into the Credit Agreement, pursuant to which the Credit Agreement Lenders agreed to extend the Successor Revolving Facility and the Successor First Lien Term Loan;

•
Entered into a new $26.8 million Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington Savings Fund Society, FSB (“Wilmington”), as administrative agent (the “Second Lien Term Loan Agent”), and the Company, pursuant to which the Second Lien Term Loan Lenders extended the Company a $26.8 million second lien term loan facility (the “Successor Second Lien Term Loan”);

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

•	Indenture governing the Company’s pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”), dated April 10, 2012, among the Company, its subsidiaries, and The Bank of New York Mellon, N.A.;

•	Indenture governing the Company’s 2021 Notes (the “2021 Notes”), dated April 15, 2016, among the Company, Wilmington, and the guarantors party thereto;

•	Debtor-in-Possession Credit Agreement, dated as of April 30, 2017 and effective as of May 3, 2017, by and among the Company, the lenders party thereto, Wells Fargo, and other agents party thereto; and

•	Debtor-in-Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, the lenders party thereto, and Wilmington.

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

As a result of the cancellation of the Company’s pre-Effective Date common stock on the Effective Date, the Company’s pre-Effective Date common stock ceased trading on the OTC Pink Marketplace under the symbol “NESCQ.” On October 12, 2017, the Company’s post-Effective Date common stock was listed and began trading on the NYSE American Stock Exchange under the symbol “NES.” See “Risks Related to our Common Stock” on page 21 of this Annual Report.

On July 26, 2017, David Hargreaves, an individual holder of our 2018 Notes, appealed the Confirmation Order to the District Court for the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. Although the motion for a stay pending appeal was denied, the appeal remained pending and the District Court heard oral arguments in May 2018, and in August 2018 the District Court issued an order dismissing the appeal. Hargreaves subsequently appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit. The parties filed appellate briefs in December 2018 and January 2019, and as a result the appeal remains pending with the United States Court of Appeals for the Third Circuit.
The foregoing is a summary of the substantive provisions of the Plan and the transactions related to and contemplated thereunder and is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan and the other documents referred to above.

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

The warrants were recorded as derivative liabilities on the “Derivative warrant liability” line in the condensed consolidated balance sheet. At issuance the warrants were recorded at fair value, which was computed using a Monte Carlo simulation model (Level 3), and are re-measured at each quarter end until expiration or exercise with the resulting fair value adjustment recorded in “Other income, net” in the consolidated statement of operations. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter. See Note 14 and Note 15 for further discussion on the warrants and the assumptions used to calculate the fair value.

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

Consolidated Statement of Financial Position

The following fresh start condensed consolidated balance sheet presents the implementation of the Plan and adoption of fresh start accounting as of July 31, 2017. The “Reorganization Adjustments” have been recorded within the consolidated balance sheet to reflect the effects of the Plan, including discharge of liabilities subject to compromise. The “Fresh Start Adjustments” reflect the estimated fair value adjustments as a result of the adoption of fresh start accounting.

	Predecessor	Reorganization		Fresh Start		Successor
	Company	Adjustments		Adjustments		Company

Assets
Cash	$2,728	$4,465	A	$—		$7,193
Restricted cash	8,011	(206)	B	—		7,805
Accounts receivable, net	27,535	—		—		27,535
Inventories	3,935	—		—		3,935
Prepaid expenses and other receivables	3,200	282	C	—		3,482
Other current assets	924	(500)	C	—		424
Assets held for sale	631	3,913	D	—		4,544
Total current assets	46,964	7,954		—		54,918
Property, plant and equipment, net	265,097	(8,678)	D	30,869	P	287,288
Equity investments	59	—		—		59
Intangibles, net	13,093	(763)	D	(11,723)	Q	607
Goodwill	—	—		27,139	R	27,139
Other assets	339	—		—		339
Total assets	$325,552	$(1,487)		$46,285		$370,350

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable	$6,331	$1,967	E	$—		$8,298
Accrued liabilities	30,549	(12,168)	F	(298)	S	18,083
Current contingent consideration	—	1,000	G	—		1,000
Current portion of long-term debt	41,007	(37,665)	H	—		3,342
Derivative warrant liability	—	717	I	—		717
Other current liabilities	—	3,913	J	—		3,913
Total current liabilities	77,887	(42,236)		(298)		35,353
Deferred income taxes	472	—		(314)	T	158
Long-term debt	2,312	35,000	K	1,053	K	38,365
Long-term contingent consideration	—	—		—		—
Other long-term liabilities	3,694	(461)	L	3,050	U	6,283
Liabilities subject to compromise	480,595	(480,595)	M	—		—
Total liabilities	564,960	(488,292)		3,491		80,159
Commitments and contingencies
Shareholders’ deficit:
Common stock (Successor)	—	117	N	—		117
Additional paid-in-capital (Successor)	—	290,074	N	—		290,074
Common stock (Predecessor)	152	—		(152)	V	—
Additional paid-in capital (Predecessor)	1,408,324	—		(1,408,324)	V	—
Treasury stock (Predecessor)	(19,809)	—		19,809	V	—
(Accumulated deficit) retained earnings	(1,628,075)	196,614	O	1,431,461	W	—
Total shareholders’ equity (deficit)	(239,408)	486,805		42,794		290,191
Total liabilities and shareholders’ equity (deficit)	$325,552	$(1,487)		$46,285		$370,350

Reorganization Adjustments

A. Reflects the cash receipts (payments) from implementation of the Plan:

Receipt of Successor First Lien Term Loan and Successor Second Lien Term Loan Proceeds	$35,000
Payment of debtor in possession revolving facility, including accrued interest and fees	(30,461)
Payment of debtor in possession term loan interest	(90)
Cash payment in association with settlement of the 2018 Notes	(350)
Release of restricted cash to unrestricted cash	206
Refund of professional fees	160
Net Cash Receipts	$4,465

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

I. Reflects the recognition of the derivative warrant liability for the warrants issued in connection with the Plan. See Note 14 and Note 15 for further discussion on the warrants and the assumptions used to calculate the fair value.

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

Reorganization Items, net

Reorganization items, net represents liabilities settled, net of amounts incurred subsequent to the chapter 11 filing as a direct result of the Plan and are classified as “Reorganization items, net” in our consolidated statement of operations. The following table summarizes reorganization items, net for the year ended December 31, 2018, five months ended December 31, 2017, and the seven months ended July 31, 2017:

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2018	2017	2017
Net gain on debt discharge	$—	$—	$194,824
Change in assets and liabilities resulting from fresh start adjustments	—	—	42,794
Settlement of the AWS note payable	—	—	(5,603)
Fair value of warrants issued to the 2018 Noteholders and other parties pursuant to the Plan	—	—	(717)
Professional and insurance fees	(246)	(7,306)	(9,090)
DIP credit agreement financing costs	—	3,962	(5,702)
Retention bonus payments	—	(2,158)	(806)
Other costs (a)	(1,433)	(5)	7,794
Reorganization items, net	$(1,679)	$(5,507)	$223,494

(a)	Includes approximately $1.3 million in chapter 11 fees paid to the US Trustee during the year ended December 31, 2018.

Note 6 - Revenue

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

The following tables present our revenues disaggregated by revenue source for each reportable segment for the year ended December 31, 2018, five months ended December 31, 2017, seven months ended July 31, 2017, and year ended December 31, 2016:

	Successor
	For the Year Ended December 31, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$84,312	$35,134	$19,777	$—	$139,223
Disposal Services	17,660	6,409	5,636	—	29,705
Other Revenue	10,718	1,776	371	—	12,865
Total Service Revenue	112,690	43,319	25,784	—	181,793

Rental Revenue	15,068	245	368	—	15,681

Total Revenue	$127,758	$43,564	$26,152	$—	$197,474

	Successor
	For the Five Months Ended December 31, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$30,901	$14,475	$13,432	$—	$58,808
Disposal Services	5,777	975	1,859	—	8,611
Other Revenue	2,926	1,699	351	—	4,976
Total Service Revenue	39,604	17,149	15,642	—	72,395

Rental Revenue	6,883	85	825	—	7,793

Total Revenue	$46,487	$17,234	$16,467	$—	$80,188

	Predecessor
	For the Seven Months Ended July 31, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$38,844	$17,118	$15,764	$—	$71,726
Disposal Services	6,506	1,284	1,522	—	9,312
Other Revenue	2,975	2,240	311	—	5,526
Total Service Revenue	48,325	20,642	17,597	—	86,564

Rental Revenue	8,221	109	989	—	9,319

Total Revenue	$56,546	$20,751	$18,586	$—	$95,883

	Predecessor
	For the Year Ended December 31, 2016
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$59,927	$27,244	$27,273	$—	$114,444
Disposal Services	9,945	2,944	3,820	—	16,709
Other Revenue	2,379	5,820	534	—	8,733
Total Service Revenue	72,251	36,008	31,627	—	139,886

Rental Revenue	10,313	438	1,539	—	12,290

Total Revenue	$82,564	$36,446	$33,166	$—	$152,176

Water Transfer Services

The majority of our revenues are from the removal and disposal of flowback and produced saltwater originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and hydraulic fracturing activities by trucks or through temporary or permanent water transport pipelines. Water transfer rates for trucking are based upon either a fixed fee per barrel of disposal water or upon an hourly rate. Revenue is recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our disposal water pipeline are priced at a fixed fee per disposal barrel transferred, with revenues recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

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

Rental Revenue

We generate rental revenue from the rental of various equipment used in wellsite services. Rental rates are based upon negotiated rates with our customers and revenue is recognized over the rental service period. Revenues from rental equipment are not within the scope of the new revenue standard, but rather are recognized under ASC 840, Leases. As of January 1, 2019, the Company is recognizing the revenues from rental equipment under ASC 842, Leases, as a lessor. As the rental service period for our equipment is very short term in nature and does not include any sales-type or direct financing leases, nor any variable rental components, the adoption of ASC 842 in 2019 did not have a material impact upon our consolidated statement of operations.

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

Note 7 - Acquisition of Clearwater

On October 5, 2018, we completed the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (collectively, “Clearwater”) for an initial purchase price of $42.3 million, subject to customary working capital adjustments (the “Acquisition”). Clearwater is a supplier of waste water disposal services used by the oil and gas industry in the Marcellus and Utica shale areas. Clearwater has three salt water disposal wells in service, all of which are located in Ohio. This acquisition expands our service offerings in the Marcellus and Utica shale areas in our Northeast division not only by providing additional disposal capacity, but also by providing synergies for trucking.
Consideration consisted of $42.3 million in cash which was funded primarily by a $32.5 million bridge loan that was repaid with proceeds from an offering to shareholders of common stock purchase rights. In addition, the Credit Agreement Lenders provided us with an additional term loan under the Credit Agreement in the amount of $10.0 million which was used to finance a portion of the Acquisition. See Note 13 for a description of the bridge loan and additional term loan under the Credit Agreement. See Note 16 on Equity for further details on the rights offering.
In connection with the Acquisition, we incurred transaction costs of $1.3 million during the year ended December 31, 2018, which are included in “General and administrative costs” in the accompanying consolidated statement of operations. The results of operations for the Acquisition were not material to our consolidated statement of operations for the year ended December 31, 2018.
Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. As the acquisition accounting allocation is preliminary and subject to the final working capital adjustment, this may result in changes to the carrying value of the respective recorded assets and liabilities, and the determination of any residual amount will be allocated to goodwill.

The preliminary allocation of the purchase price at October 5, 2018 is summarized as follows:

Accounts receivable	$1,897
Intangible assets	799
Property, plant and equipment	37,589
Goodwill	2,379
Accounts payable and accrued expenses	(372)
Total	$42,292
The preliminary purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the tangible assets, which are primarily comprised of the three salt water disposal wells, was estimated using the discounted cash flow method, a form of the income approach. This method estimates the fair value of the assets based upon the present value of the expected cash flows. Estimates that impact the measurement of the tangible assets using the discounted cash flow method are the discount rate and the timing and amount of cash flows. The intangible assets acquired, which primarily consists of the trade name, were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. Estimates that impact the measurement of the intangible assets acquired are net sales projections, and the discount and royalty rates used. See Note 9 on “Intangible Assets” for further information on the intangible assets acquired. The entire goodwill balance is expected to be deductible for tax purposes and is all related to the Northeast division. The estimated fair value of the assets acquired and liabilities assumed represents a nonrecurring Level 3 fair value estimate.

Pro forma financial information is not presented as both the fiscal 2018 and 2017 revenues and earnings of the Acquisition are not material to our consolidated statements of operations.
Note 8 - Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	Successor
	December 31,	December 31,
	2018	2017
Land	$9,643	$10,779
Buildings	28,146	29,349
Building, leasehold and land improvements	9,064	8,677
Pipelines	67,234	67,234
Disposal wells	75,402	41,321
Landfill	5,587	5,587
Machinery and equipment	19,389	16,479
Equipment under capital leases	8,554	9,079
Motor vehicles and trailers	36,670	44,172
Rental equipment	21,155	26,216
Office equipment	3,073	3,043
	283,917	261,936
Less accumulated depreciation	(73,647)	(35,789)
Construction in process	5,370	3,727
Property, plant and equipment, net	$215,640	$229,874

We recorded depreciation expense of $46.2 million for the year ended December 31, 2018. Depreciation expense for the seven months ended July 31, 2017 was $27.8 million, and $38.5 million for the five months ended December 31, 2017. Depreciation expense for the year ended December 31, 2016 was $58.2 million. See Note 10 for discussion on impairment charges recorded for long-lived assets during the year ended December 31, 2018, five months ended December 31, 2017, and the year ended December 31, 2016.

Note 9 - Goodwill and Intangible Assets
Goodwill

The changes in the carrying value of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Successor
	December 31, 2018	December 31, 2017
Balance at beginning of period	$27,139	$—
Additions to Goodwill as a result of fresh start accounting	—	27,139
Additions to Goodwill for acquisitions	2,379	—
Balance at end of period	$29,518	$27,139

Our goodwill balance by reportable operating segment as of December 31, 2018 was $21.9 million for the Northeast division, $4.9 million for the Rocky Mountain division, and $2.7 million for the Southern division. The goodwill balance by reportable operating segment as of December 31, 2017 was $19.5 million for the Northeast division, $4.9 million for the Rocky Mountain division, and $2.7 million for the Southern division.
Intangible Assets
The following table provides the gross carrying value, accumulated amortization, and remaining useful life for intangible assets subject to amortization as of December 31, 2018 and 2017:

	Successor
	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Disposal permits	$581	$(180)	$401	5.5
Trade name	$799	$(88)	$711	2.0
Total intangible assets	$1,380	$(268)	$1,112	3.2

	Successor
	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Disposal permits	$594	$(47)	$547	6.2
Total intangible assets	$594	$(47)	$547	6.2

The gross carrying value of the disposal permits decreased by $13.0 thousand during the year ended December 31, 2018 due to the sale of a disposal permit in the Southern division. The disposal permits are related to the Rocky Mountain, Northeast and Southern divisions. The trade name added during the year ended December 31, 2018 resulted from our recent acquisition of Clearwater in the Northeast division (as previously discussed in Note 7). The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.
Amortization expense, which is calculated using either the straight-line method or an accelerated method based upon estimated future cash flows, was $0.2 million for the year ended December 31, 2018, $1.2 million for the seven months ended July 31, 2017, and $0.0 million for the five months ended December 31, 2017. Amortization expense was $2.6 million for the year ended December 31, 2017.

As of December 31, 2018 future amortization expense of intangible assets is estimated to be:

2019	$460
2020	443
2021	56
2022	50
2023	34
Thereafter	69
Total	$1,112
Note 10 - Assets Held for Sale and Impairment of Long-Lived Assets
Impairment charges recorded for the year ended December 31, 2018, five months ended December 31, 2017, and the year ended December 31, 2016, related to continuing operations by reportable segment were as follows:

	Northeast	Southern	Rocky Mountain	Corp/Other	Total

Year Ended December 31, 2018 - Successor
Impairment of property, plant and equipment, net	$69	$4,414	$—	$332	$4,815
Total	$69	$4,414	$—	$332	$4,815

Five Months Ended December 31, 2017 - Successor
Impairment of property, plant and equipment, net	$—	$238	$4,666	$—	$4,904
Total	$—	$238	$4,666	$0	$4,904

Year Ended December 31, 2016 - Predecessor
Impairment of property, plant and equipment, net	$8,025	$2,427	$31,712	$—	$42,164
Total	$8,025	$2,427	$31,712	$—	$42,164
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 2 and Level 3 inputs as described in Note 14.
Assets Held for Sale

During the year ended December 31, 2018, management approved plans to sell certain assets located in the Southern division as a result of exiting the Eagle Ford shale area. As a result, we began to actively market these assets, which we expected to sell within one year. See Note 11 for additional details on the exit of the Eagle Ford shale area. In addition, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division, that were expected to sell within one year. In accordance with applicable accounting guidance, the assets were recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the consolidated balance sheet. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of these assets reclassified as held for sale was lower than the net book value, we recorded an impairment charge of $4.8 million, of which $4.4 million related to the Southern division for the Eagle Ford exit, $0.3 million related to the Corporate division for the sale of certain real property in Texas approved to be sold as part of the Eagle Ford exit, and $0.1 million related to the Northeast division. The $4.8 million is included in “Impairment of long-lived assets” on our consolidated statements of operations.

During the five months ended December 31, 2017, management approved plans to sell certain underutilized assets, primarily trucks and tanks, located in the Rocky Mountain and Southern divisions. As the fair value of the assets was lower than its net book value, an impairment charge, an impairment charge of $4.9 million was recognized during the five months ended December 31, 2017, and is included in “Impairment of long-lived assets” on our consolidated statement of operations. Of the $4.9 million recorded during five months ended December 31, 2017, $4.7 million related to the Rocky Mountain division and $0.2 million related to the Southern division.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no indicators of impairment during the years ended December 31, 2018 or 2017. Due to the sale of underutilized or non-core assets as a result of lower oil prices and the continued decrease in activities by our customers, in addition to lower capital spending, there were indicators that the carrying value of our assets may not be recoverable during the year ended December 31, 2016.

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

The total costs of the exit recorded during the year ended December 31, 2018 were $1.1 million and are reflected in “Other, net” in the consolidated statements of operations. Such costs consisted of the following and all related to the Southern operating segment:

Successor
Year Ended December 31,
2018
Severance and termination benefits	$226
Contract termination costs and exit costs	893
Total restructuring and exit costs for Eagle Ford	$1,119

The remaining liability for the Eagle Ford exit, shown below, totaled approximately $19.0 thousand as of December 31, 2018 and is included in “Accrued liabilities” in the consolidated balance sheet. A rollforward of the liability from December 31, 2017 through December 31, 2018 is as follows:

	Employee Termination Costs (a)	Lease Exit Costs (b)	Other Exit Costs (c)	Total
Balance accrued at beginning of period - Successor	$—	$—	$—	$—
Restructuring and exit-related costs	226	64	829	1,119
Cash payments	(226)	(45)	(829)	(1,100)
Balance accrued at end of period - Successor	$—	$19	$—	$19
_____________________

(a)	Employee termination costs consist primarily of severance and related costs.

(b)	Lease exit costs consist primarily of costs that will continue to be incurred under non-cancellable operating leases for their remaining term without benefit to the Company.

(c)	Other exit costs include costs related to the movement of vehicles, tanks and rental fleet in connection with the exit from the Eagle Ford shale area.
Mississippian Shale Area and Tuscaloosa Marine Shale Logistics Business
In March 2015, we initiated a plan to restructure our business in certain shale basins and reduce costs, including an exit from the MidCon shale area and the Tuscaloosa Marine shale logistics business. Additionally, we closed certain yards within the Northeast and Southern divisions and transferred the related assets to our other operating locations, primarily in the Eagle Ford shale basin. The total costs of the restructuring recognized in 2015 were approximately $7.1 million, and included severance and termination benefits, lease exit costs, other exit costs related to the movement of vehicles and rental fleet, and an asset impairment charge.

The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $33.0 thousand as of December 31, 2018, which is included as “Accrued liabilities” in the consolidated balance sheets. A rollforward of the liability from December 31, 2017 through December 31, 2018 is as follows:

Lease Exit Costs
Restructuring and exit costs accrued at December 31, 2017- Successor	$82
Cash payments	(49)
Restructuring and exit costs accrued at December 31, 2018 - Successor	$33
Note 12 - Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2018 and December 31, 2017:

	Successor
	December 31,	December 31,
	2018	2017
Accrued payroll and employee benefits	$6,975	$3,304
Accrued insurance	2,664	2,701
Accrued legal	733	1,749
Accrued taxes	2,229	2,362
Accrued interest	520	161
Accrued operating costs	3,424	2,663
Accrued other	125	999
Total accrued liabilities	$16,670	$13,939

Note 13 - Debt

Debt consisted of the following at December 31, 2018 and December 31, 2017:

			Successor
			December 31, 2018			December 31, 2017
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs	Fair Value of Debt (h)	Carrying Value of Debt	Carrying Value of Debt
Successor Revolving Facility (a)	7.60%	Feb. 2021	$—	—	—	—
Successor First Lien Term Loan (b)	9.60%	Feb. 2021	257	21,905	21,905	14,285
Successor Second Lien Term Loan (c)	11.00%	Oct. 2021	—	10,066	10,066	21,000
Successor Bridge Term Loan (d)	11.00%	Apr. 2019	166	32,500	32,500	—
Vehicle financings (e)	5.32%	Various	—	1,885	1,885	3,764
Total debt			$423	$66,356	66,356	39,049
Debt issuance costs presented with debt (f)					(423)	—
Total debt, net					65,933	39,049
Less: current portion of long-term debt (g)					(38,305)	(5,525)
Long-term debt					$27,628	$33,524
_____________________

(a)	The interest rate presented represents the interest rate on the $30.0 million Successor Revolving Facility at December 31, 2018.

(b)	Interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%.

(c)	Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month.

(d)	The Bridge Term Loan Credit Agreement has an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month.

(e)
Vehicle financings consist of capital lease arrangements related to fleet purchases with a weighted-average annual interest rate of approximately 5.32%, which mature in varying installments between 2019 and 2020.

(f)
The debt issuance costs as of December 31, 2018 resulted from the amendment to the Successor First Lien Term Loan and the issuance of the Successor Bridge Term Loan, both done in connection with the acquisition of Clearwater (which was previously discussed in Note 7). There were no unamortized debt issuance costs as of December 31, 2017.

(g)
The principal payments due within one year for the Successor First Lien Term Loan, Successor Second Lien Term Loan, Successor Bridge Term Loan and vehicle financings are included in current portion of long-term debt as of December 31, 2018.

(h)
Our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan, Successor Bridge Term Loan and vehicle financings bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

The required principal payments for all borrowings for each of the five years following the Successor balance sheet date are as follows:

2019	$38,305
2020	5,328
2021	22,723
2022	—
2023	—
Thereafter	—
Total	$66,356

Indebtedness
As of December 31, 2018, we had $66.4 million of indebtedness outstanding, consisting of $21.9 million under the Successor First Lien Term Loan, $10.1 million under the Successor Second Lien Term Loan, $32.5 million under the Successor Bridge Term Loan and $1.9 million of capital leases for vehicle financings.
Bridge Term Loan Credit Agreement, Guaranty Agreement, and Subordination Agreement

In connection with the Acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Credit Agreement”) with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington, as administrative agent. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million (the “Successor Bridge Term Loan”), of which $22.5 million was used to finance the Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Second Lien Term Loan Agreement. The Bridge Term Loan Credit Agreement matures on April 5, 2019 and has an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month. Under the terms of the Bridge Term Loan Credit Agreement, the outstanding amounts may be accelerated upon the occurrence of an Event of Default (as defined in the Bridge Term Loan Credit Agreement), including as a result of a payment default under the Credit Agreement or Second Lien Term Loan Agreement after expiration of a ten day cure period or a default resulting in acceleration of the obligations due under the Successor First Lien Term Loan or Successor Second Lien Term Loan.

The Bridge Term Loan Credit Agreement required us to use our reasonable best efforts to effectuate and close the Rights Offering (as defined below) as soon as reasonably practicable following October 5, 2018. Upon the completion of the Rights Offering, we were required to prepay all outstanding amounts under the Bridge Term Loan Credit Agreement in cash in an amount equal to the net cash proceeds received from the Rights Offering. As discussed in Note 16, on January 2, 2019, we received the aggregate gross proceeds from the Rights Offering of $32.5 million and repaid in full the obligations under the Bridge Term Loan Credit Agreement, thereby terminating the Bridge Term Loan Credit Agreement.

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

First Lien Credit Agreements
On the Effective Date, pursuant to the Plan, the Company entered into the Credit Agreement. Pursuant to the Credit Agreement,

the Credit Agreement Lenders agreed to extend to the Company the Successor Revolving Facility and the Successor First Lien Term Loan (i) to repay obligations outstanding under the Amended and Restated Credit Agreement, as amended through the Predecessor Revolving Facility and debtor in possession asset based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes. The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.
The Successor Revolving Facility and the Successor First Lien Term Loan mature on February 7, 2021, at which time the Company must repay the outstanding principal amount of the Successor Revolving Facility and the Successor First Lien Term Loan, together with interest accrued and unpaid thereon. The Successor Revolving Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement. Upon execution of the First Amendment to the Credit Agreement on October 5, 2018, the principal amount of the Successor First Lien Term Loan shall be repaid in installments of $297.6 thousand on November 1, 2018 and on the first day of each calendar month thereafter prior to maturity. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%; however, if there is an Event of Default (as defined in the Credit Agreement), the Credit Agreement Agent, in its sole discretion, may increase the applicable interest rate at a per annum rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Credit Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of December 31, 2018, we were in compliance with all covenants.

Amendment to Second Lien Credit Agreement and Joinder to the Second Lien Guaranty and Security Agreement

On October 5, 2018, in connection with the Acquisition, we entered into a First Amendment to the Second Lien Term Loan Credit Agreement (the “First Amendment to the Second Lien Term Loan Agreement”) with the Second Lien Term Loan Lenders and the Second Lien Term Loan Agent, which amends the Second Lien Term Loan Agreement. Pursuant to the First Amendment to Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to certain conforming amendments to the Credit Agreement to allow for the funding of the additional term loan in the amount of $10.0 million under the First Amendment to the Credit Agreement and the term loans pursuant to the Bridge Term Loan Credit Agreement. The First Amendment to the Second Lien Term Loan Agreement also extended the maturity date from February 7, 2021 to October 7, 2021.

On October 5, 2018, in connection with the First Amendment to Second Lien Term Loan Agreement, the New Grantors entered into the Second Lien Guaranty and Security Agreement Joinder, pursuant to which the New Grantors agreed to become party to that Second Lien Guaranty and Security Agreement by and among the Company, the other grantors party thereto, and the Second Lien Term Loan Agent.

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
The Successor Second Lien Term Loan matures on October 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. The principal amount of the Successor Second Lien Term Loan shall be repaid on the first day of each fiscal quarter prior to maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, with 5.5% payable in cash and 5.5% payable in kind prior to February 7, 2018 and, on or after February 7, 2018, at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Second Lien Term Loan Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.
The Second Lien Term Loan Agreement also contains certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for term loans of this type. As of December 31, 2018, we were in compliance with all covenants.

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
Note 14 - Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

	Successor
	December 31,	December 31,
	2018	2017
Derivative warrant liability	$34	$477
Contingent consideration	500	500

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

Upon emergence from chapter 11 on the Effective Date, all warrants outstanding under the Predecessor Company were canceled under the Plan. Additionally, on the Effective Date, pursuant to the Plan we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01. The warrants issued under the Successor Company were also determined to be derivative liabilities (See Note 15).

The following table provides a reconciliation of the beginning and ending balances of the “Derivative warrant liability” presented in the consolidated balance sheets as of December 31, 2018 and December 31, 2017.

	Successor
	December 31,	December 31,
	2018	2017
Balance at beginning of period	$477	$—
Issuance of warrants	—	717
Exercise of warrants	—	—
Adjustments to estimated fair value	(443)	(240)
Balance at end of period	$34	$477

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

Changes to contingent consideration obligations during the year ended December 31, 2018, five months ended December 31, 2017, the seven months ended July 31, 2017 were as follows:

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2018	2017	2017
Balance at beginning of period	$500	$1,000	$8,500
Cash payments	—	(500)	—
Write-off of contingent consideration due to settlement in chapter 11	—	—	(7,500)
Balance at end of period	500	500	1,000
Less: current portion	(500)	(500)	(1,000)
Long-term portion of contingent consideration	$—	$—	$—

Other

Assets acquired and liabilities assumed in business combinations are also measured at fair value on a nonrecurring basis using Level 3 inputs. See Note 7 for further discussion on the measurement of the assets and liabilities acquired in the acquisition of Clearwater.

In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets described in Note 10, the fair value of our asset groups is determined primarily using the cost and market approaches (Level 3).

Note 15 - Derivative Warrants

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
Upon emergence from chapter 11 on the Effective Date, all warrants outstanding under the Predecessor Company were canceled under the Plan. The following table shows the Predecessor warrant activity for the seven months ended July 31, 2017, and the year ended December 31, 2016:

	Predecessor
	Seven Months Ended July 31,	Year Ended December 31,
	2017	2016
Outstanding at the beginning of period	25,283	—
Issued	—	26,400
Exercised	(16)	(1,117)
Canceled due to emergence from chapter 11	(25,267)	—
Outstanding at the end of the period	—	25,283
Successor Warrants

Pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes, and holders of certain claims relating to the rejection of executory contracts and unexpired leases, 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01.

The following table shows the Successor warrant activity for the year ended December 31, 2018 and five months ended December 31, 2017:

	Successor
	Year Ended December 31,	Five Months Ended December 31,
	2018	2017
Outstanding at the beginning of the period	118	—
Issued	—	118
Exercised	—	—
Outstanding at the end of the period	118	118
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
As discussed previously in Note 14, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other income, net” in the consolidated statement of operations.
The fair value of the derivative warrant liability was estimated using the following model inputs:

	Successor			Predecessor
	Period Ended	Period Ended	At Issuance	Period Ended
	December 31, 2018	December 31, 2017	August 7, 2017	December 31, 2016
Exercise price	$39.82	$39.82	$39.82	$0.01
Closing stock price (a)	$8.20	$18.18	$22.28	$0.18
Risk free rate	2.51%	2.29%	2.07%	2.40%
Expected volatility	36.87%	40.59%	39.39%	79.5%

(a)
As the Company’s post-Effective Date common stock did not begin trading on the NYSE American Stock Exchange until October 12, 2017, the closing stock price used to estimate the fair value of the derivative warrant liability on August 7, 2017 was the implied price per share assuming an enterprise value of $302.5 million before fresh start accounting adjustments.

Note 16 - Equity

Rights Offering in 2018 - Successor

As previously disclosed, we agreed, pursuant to the Bridge Term Loan Credit Agreement, to use our reasonable best efforts to effectuate and close a rights offering as soon as reasonably practicable following October 5, 2018, whereby we would dividend to our holders of common stock subscription rights to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). Holders who subscribed for all of their basic subscription rights also could elect to subscribe for additional shares pursuant to an over-subscription privilege.

In connection with the Rights Offering, we entered into a Backstop Commitment Letter on October 5, 2018 (the “Backstop Commitment Letter”) with certain backstop parties named therein (the “Backstop Parties”), pursuant to which the Backstop Parties agreed, subject to the terms and conditions in the Backstop Commitment Letter, to participate in the Rights Offering and agreed to acquire all unsubscribed shares remaining after stockholders exercised their over-subscription privilege. The Backstop Parties are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. In exchange for the commitments under the Backstop Commitment Letter, we paid to the Backstop Parties, in the aggregate, a nonrefundable cash payment equal to 1.0% of the full amount of the Rights Offering.

Pursuant to the Backstop Commitment Letter, we were required to file a registration statement with the SEC within 20 days following October 5, 2018. This initial Registration Statement on Form S-1 was filed with the SEC on October 25, 2018, with amendments to the Form S-1 filed on December 4, 2018 and December 7, 2018. The Registration Statement on Form S-1 respecting the Rights Offering was declared effective by the SEC on Friday, December 7, 2018. The Rights Offering launched at the close of business on December 10, 2018 and terminated, as to unexercised rights, at 5:00 p.m. New York City time on December 28, 2018.

We sold an aggregate of 3,381,894 shares of common stock at a purchase price of $9.61 per share in the Rights Offering. On January 2, 2019, we received the aggregate gross proceeds from the Rights Offering of $32.5 million and repaid in full the obligations under the Bridge Term Loan Credit Agreement. The shares of common stock subscribed for in the Rights Offering were distributed to applicable offering participants through our transfer agent or through the clearing systems of the Depository Trust Company, which commenced on January 2, 2019. Immediately after the issuance of the 3,381,894 shares for the Rights Offering which commenced on January 2, 2019, the Company had 15,614,981 common shares outstanding.

Equity Issuances in 2018 - Successor

During the year ended December 31, 2018, we issued common stock for our share-based compensation program which is discussed further in Note 18.

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

Equity Issuances in 2017 - Predecessor

During the seven months ended July 31, 2017, we issued common stock for our share-based compensation program which is discussed further in Note 18. Additionally, common stock was issued as a result of certain debtholders exercising the warrants received in connection with the debt restructuring during the year ended December 31, 2016.

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

During the year ended December 31, 2016, we also issued common stock for our share-based compensation program and our ESPP plan which is discussed further in Note 18. Additionally, common stock was issued as a result of certain debtholders exercising the warrants received in connection with the debt restructuring during the year ended December 31, 2016.
Note 17 - Earnings Per Share
Basic and diluted loss per common share from continuing operations, basic and diluted loss per common share from discontinued operations and net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the year ended December 31, 2018, five months ended December 31, 2017, and year ended December 31, 2016, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per share (“EPS”) from continuing operations because the inclusion of such shares would be anti-dilutive based on the net losses from continuing operations reported for those periods. Additionally, for the year ended December 31, 2018, five months ended December 31, 2017, and the year ended December 31, 2016, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computations of diluted EPS from loss from discontinued operations or diluted EPS from net loss per common share, because such shares were excluded from the computation of diluted EPS from continuing operations for those periods.

The following table presents the calculation of basic and diluted net (loss) income per common share, as well as the potentially dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
	2018	2017	2017	2016
Numerator:
(Loss) income from continuing operations	$(59,263)	$(47,895)	$168,611	(167,621)
Loss from discontinued operations	—	—	—	(1,235)
Net (loss) income	$(59,263)	$(47,895)	$168,611	$(168,856)

Denominator:
Weighted average shares—basic	11,829	11,696	150,940	90,979
Common stock equivalents	—	—	23,364	—
Weighted average shares—diluted	11,829	11,696	174,304	90,979

Earnings per common share:
Basic (loss) income from continuing operations	$(5.01)	$(4.09)	$1.12	$(1.84)
Basic loss from discontinued operations	—	—	—	(0.01)
Net (loss) income per basic common share	$(5.01)	$(4.09)	$1.12	$(1.85)

Diluted (loss) income from continuing operations	$(5.01)	$(4.09)	$0.97	$(1.84)
Diluted loss from discontinued operations	$—	$—	—	(0.01)
Net (loss) income per diluted common share	$(5.01)	$(4.09)	$0.97	$(1.85)

Antidilutive stock-based awards excluded	951	827	593	845
As previously disclosed in Note 16, we sold an aggregate of 3,381,894 shares of common stock at a purchase price of $9.61 per share in the Rights Offering and immediately after the issuance of these shares on January 2, 2019, the Company had 15,614,981 common shares outstanding.
Note 18 - Share-based Compensation
Successor Share-based Compensation Grants

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

On February 22, 2018, the Compensation Committee authorized the grant of performance-based restricted stock units (“PRSUs”) and time-based restricted stock units (“TRSUs”) under the Incentive Plan to Mr. Johnsrud, Edward A. Lang, the Company’s former Executive Vice President and Chief Financial Officer, and Joseph M. Crabb, the Company’s Executive Vice President and Chief Legal Officer. On the applicable vesting date, the PRSUs and TRSUs will be settled for shares of common stock if all applicable conditions have been met. Mr. Johnsrud received 531,618 PRSUs, which initially were scheduled to vest in equal installments on the first two anniversaries of the Effective Date, but which partially vested on his Separation Date (as described below). Mr. Lang and Mr. Crabb each received an award of 62,022 PRSUs, which are scheduled to vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2010. Vesting of the PRSUs is subject to the achievement of pre-established performance targets during the applicable performance measurement periods. As described further below, Mr. Lang partially vested in his PRSUs on November 28, 2018. Mr. Crabb vested in 4,135 PRSUs on December 31, 2018 due to the actual achievement against the pre-established performance targets.

Mr. Johnsrud received 531,618 TRSUs, which were scheduled to vest in three equal installments on the date of grant, which was February 23, 2018, and the first two anniversaries of the Effective Date, but which vested in full on his Separation Date (as described below). Mr. Lang and Mr. Crabb each received an award of 62,022 TRSUs, which are scheduled to vest in three equal installments on December 31, 2018, December 31, 2019, and December 31, 2020, but which vested in full for Mr. Lang on November 28, 2018 (as described below).

Further, the Compensation Committee on February 22, 2018 adopted the 2018 Restricted Stock Plan for Directors (the “Restricted Stock Plan”), which was ratified by the Company’s shareholders at the Company’s 2018 Annual Meeting. The Restricted Stock Plan provides for the grant of restricted stock to the non-employee directors of the Company. The Restricted Stock Plan limits the shares that may be issued thereunder to 100,000 shares of common stock.

In coordination with the adoption of the Restricted Stock Plan, the Compensation Committee also authorized award grants of restricted stock to the current non-employee directors of the Company, which were granted on March 16, 2018 and ratified by the Company’s shareholders at the Company’s 2018 annual meeting. Each non-employee director was granted 4,688 shares of restricted stock for service during part of fiscal year 2017 and for fiscal 2018, all of which will fully vest on the first anniversary of the grant date.

On May 29, 2018, the Compensation Committee authorized the grant of 5,889 shares of restricted stock to the Company’s then interim Chief Executive Officer, Mr. Charles K. Thompson. Per the terms of the grant agreement, the shares immediately vested in full on the date of grant. Effective November 19, 2018, the Board appointed Mr. Thompson to serve as Chief Executive Officer, and as the Company’s principal executive officer, on a non-interim basis. In connection with Mr. Thompson’s appointment, he entered into an Employment Agreement with the Company (the “Thompson Employment Agreement”), effective as of November 19, 2018. Under the Thompson Employment Agreement, Mr. Thompson was entitled to receive a grant under the Company’s Incentive Plan of 210,000 TRSUs scheduled to vest on December 31, 2020. The 210,000 TRSUs were granted by the Compensation Committee on December 31, 2018.

Vesting due to Separation

On March 2, 2018, the Company announced that Mr. Johnsrud was leaving the Company, effective as of March 2, 2018 (the “Separation Date”). Pursuant to a Separation Agreement and Mutual Release entered into between Mr. Johnsrud and the Company on the Separation Date, Mr. Johnsrud vested in the following: (a) 354,412 unvested TRSUs that were granted on February 22, 2018; and (b) 708,822 unvested stock options that were granted on February 23, 2018, which will remain exercisable through the first anniversary of the Separation Date. Vested restricted stock units subject to time based vesting were settled in accordance with the terms and conditions set forth in the Incentive Plan and any applicable award agreement(s). Additionally, Mr. Johnsrud continued to hold 88,603 PRSUs that were granted on February 22, 2018, with a performance period that began on January 1, 2018 and ended on June 30, 2018. As the pre-established performance target was not met as of June 30, 2018, Mr. Johnsrud’s 88,603 PRSUs were canceled during the three months ended June 30, 2018. All other unvested equity awards granted to Mr. Johnsrud under the Incentive Plan were canceled as of the Separation Date.

Mr. Lang, the Company’s former Executive Vice President and Chief Financial Officer, left the Company to pursue other opportunities, effective November 30, 2018. Pursuant to a Separation Agreement and Mutual Release entered into between Mr. Lang and the Company on November 28, 2018, Mr. Lang vested in the following: (a) 62,022 unvested TRSUs that were granted on February 22, 2018, and (b) 18,918 PRSUs that were granted on February 22, 2018, with a performance period that ended on December 31, 2018. Based upon actual achievement against the pre-established performance targets, Mr. Lang received 3,784 of the possible 18,918 PRSUs that vested upon separation. All other unvested equity awards granted to Mr. Lang under the Incentive Plan were canceled effective November 30, 2018.
Share-based Compensation Expense
The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying consolidated statements of operations for the year ended December 31, 2018 and the five months ended December 31, 2017 was as follows:

	Successor
	Year Ended December 31,	Five Months Ended December 31,
	2018	2017
Stock options	$(788)	$677
Restricted stock	312	—
Restricted stock units	13,193	—
Total expense	$12,717	$677
There was no income tax expense or benefit related to share-based compensation recognized in the consolidated statement of operations for the year ended December 31, 2018 and the five months ended December 31, 2017. At December 31, 2018, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $2.5 million and is expected to be recognized over a weighted average period of 2.5 years.
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
There were no stock option grants during the year ended December 31, 2018. The assumptions used to estimate the fair value of stock options granted during the five months ended December 31, 2017 were as follows:

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
Stock Options
Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. A summary of stock option activity during the year ended December 31, 2018 and the five months ended December 31, 2017 is presented below:

	Successor
Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
August 1, 2017	—		$—
Granted	709		$39.17
Exercised	—		$—
Forfeited, canceled, or expired	—		$—
December 31, 2017	709		$39.17	9.6	$—
Exercisable at December 31, 2017		—	$—	0.0	$—
Granted	—		$—
Exercised	—		$—
Forfeited, canceled, or expired	—		$—
December 31, 2018	709		$39.17	0.2	$—
Exercisable at December 31, 2018		709	$39.17	0.2	$—
Restricted Stock Awards
Shares of restricted stock awards generally vest over a one, two or three year service period from the date of grant. A summary of non-vested restricted stock award activity during year ended December 31, 2018 is presented below:

	Successor
Non-Vested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2017	—	$—
Granted	20	$19.43
Vested	(6)	$14.31
Forfeited or canceled	—	$—
Non-vested at December 31, 2018	14	$21.58
The total fair value of the shares vested during the years ended December 31, 2018, was approximately $0.1 million.
Restricted Stock Units
Shares of restricted stock units generally vest over a two or three year service period from the date of grant. Certain restricted stock units are subject to a performance condition established at the date of grant. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period.

A summary of non-vested restricted stock unit activity during the year ended December 31, 2018 is presented below:

	Successor
Non-Vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2017	—	$—
Granted	1,521	$19.89
Vested	(622)	$21.40
Forfeited or canceled	(606)	$22.43
Non-vested at December 31, 2018	293	$11.39
The total fair value of units vested during the year ended December 31, 2018 was approximately $13.3 million.
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
Share-based Compensation Expense
The total share-based compensation expense, net of forfeitures, included in “General and administrative expenses” recognized in the consolidated statements of operations was as follows:

	Predecessor
	Seven Months Ended July 31,	Year Ended December 31,
	2017	2016
Stock options	$109	$213
Restricted stock	153	412
Restricted stock units	195	500
Total share-based compensation expense	$457	$1,125
There was no income tax expense or benefit related to share-based compensation recognized in the consolidated statement of operations for the seven months ended July 31, 2017, or the year ended December 31, 2016.
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

Stock Options
Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. A summary of stock option activity during the seven months ended July, 31, 2017, and the years ended December 31, 2017 and 2016 is presented below:

	Predecessor
Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
December 31, 2015	823		$11.16
Granted	—		$—
Exercised	—		$—
Forfeited, canceled, or expired	(456)		$7.58
December 31, 2016	367		$13.55	7.2	$—
Exercisable at December 31, 2016		185	$21.24	6.3	$—
Granted	—		$—
Exercised	—		$—
Forfeited, canceled, or expired	(367)		$13.55
July 31, 2017	—		$—	0.0	$—
Exercisable at July 31, 2017		—	$—	0.0	$—
Restricted Stock Awards
Shares of restricted stock awards generally vest over a two or three year service period from the date of grant. A summary of non-vested restricted stock award activity during the seven months ended July 31, 2017, and the year ended December 31, 2016 is presented below:

	Predecessor
Non-Vested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	447	$1.73
Granted	—	$—
Vested	(236)	$2.00
Forfeited	(1)	$41.50
Non-vested at December 31, 2016	210	$1.25
Granted	—	$—
Vested	—	$—
Forfeited or canceled	(210)	$1.25
Non-vested at July 31, 2017	—	$—
There were no shares that vested during the seven months ended July 31, 2017. The total fair value of the shares vested during the year ended December 31, 2016, was approximately $0.5 million.
Restricted Stock Units
Shares of restricted stock units generally vest over a two or three year service period from the date of grant. Certain restricted stock units are subject to a performance condition established at the date of grant. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period.

A summary of non-vested restricted stock unit activity during the seven months ended July 31, 2017 and the year ended December 31, 2016 is presented below:

	Predecessor
Non-Vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	260	$8.04
Granted	1	$0.30
Vested	(71)	$11.69
Forfeited	(151)	$4.81
Non-vested at December 31, 2016	39	$13.93
Granted	—	$—
Vested	(32)	$14.81
Forfeited or canceled	(7)	$9.96
Non-vested at July 31, 2017	—	$—
The total fair value of units vested during the seven months ended July 31, 2017, and the year ended December 31, 2016, was approximately $0.5 million and $0.8 million, respectively.
Employee Stock Purchase Plan - Predecessor
Effective September 1, 2013, we established a noncompensatory employee stock purchase plan (“ESPP”) which permits all regular full-time employees and employees who work part time over 20 hours per week to purchase shares of our common stock at a 5% discount. Annual employee contributions are limited to twenty-five thousand dollars, are voluntary and made through a bi-weekly payroll deduction. Due to low employee participation in the plan, we suspended our ESPP effective July 1, 2016.

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
Note 19 - Income Taxes
The following table shows the components of the income tax expense (benefit) for the periods indicated:

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
	2018	2017	2017	2016
Current income tax expense (benefit):
Federal	$—	$(251)	$—	$477
State	55	146	15	105
Total Current	55	(105)	15	582
Deferred income tax expense (benefit):
Federal	34	(186)	(51)	217
State	118	(56)	(286)	8
Total Deferred	152	(242)	(337)	225
Total income tax expense (benefit) from continuing operations	$207	$(347)	$(322)	$807

A reconciliation of the income tax (expense) benefit and the amount computed by applying the statutory federal income tax rate of 21% or 35% to loss from continuing operations before income taxes is as follows:

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Year Ended December 31,
	2018	2017	2017	2016
U.S. federal income tax benefit at statutory rate	21.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.1%	1.5%	0.8%	3.3%
Compensation	(5.9)%	(0.5)%	0.1%	(0.2)%
Impact of fresh start accounting adjustments	—%	—%	3.3%	—%
Tax Act revaluation of deferred tax balances	—%	69.9%	—%	—%
Fixed asset adjustments	(2.6)%	—%	—%	—%
Change in valuation allowance	(11.1)%	(105.5)%	(40.3)%	(38.7)%
Other	(4.9)%	0.3%	0.9%	0.1%
(Expense) benefit for income taxes	(0.4)%	0.7%	(0.2)%	(0.5)%
Significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	Successor
	December 31,	December 31,
	2018	2017
Deferred tax assets:
Reserves	$391	$494
Deferred financing costs	137	233
Net operating losses	58,928	65,600
Federal credit carryover	113	226
Equity based compensation	1,882	—
Intangible asset and goodwill	5,937	11,982
Capital loss carry forward	47,615	42,671
Other	3,172	3,663
Total	118,175	124,869
Less: Valuation allowance	(95,347)	(88,766)
Total deferred tax assets	22,828	36,103
Deferred tax liabilities:
Fixed assets	(22,644)	(35,538)
Other	(365)	(481)
Total deferred tax liabilities	(23,009)	(36,019)
Net deferred tax (liability) asset	$(181)	$84

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation (the “Tax Act”). This legislation makes significant changes in U.S. tax law including a reduction in the corporate statutory income tax rates from 35% to 21%, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities as of December 22, 2017 using the new statutory rate and have reflected this revaluation in our effective tax rate reconciliation. The Tax Act’s impact in 2017 reduced the value of our net deferred tax asset balance by $50.8 million at December 31, 2017. As we are subject to a valuation allowance, there was no material impact to our tax provision in 2017, nor in 2018. The other provisions of the Tax Act did not have a material impact on the 2017 or 2018 consolidated financial statements.

As of December 31, 2018, we had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $218.4 million, the majority of which expire in 2032 through 2037, state NOL carryforwards of approximately $285.5 million, which generally expire in 2019 through 2038, federal alternative minimum tax credits of $0.2 million, which do not expire and will be refunded over a four year period beginning in 2019, and capital loss carryforwards of approximately $204.4 million, which begin to expire in 2020. Pursuant to United States Internal Revenue Code Section 382, if we undergo an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. We have determined that an ownership change occurred on August 7, 2017 as a result of the chapter 11 reorganization described further in Note 4. The limitation under Section 382 may result in federal NOLs expiring unused. Subject to the impact of those rules as a result of past or future restructuring transactions, we may be unable to use all or a significant portion of our NOLs to offset future taxable income.
As required by GAAP, we assess the recoverability of our deferred tax assets on a regular basis and record a valuation allowance for any such assets where recoverability is determined to be not more likely than not. As a result of our continued losses, we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets prior to the expiration of our NOLs, and accordingly, a valuation allowance continues to be required to be recorded against our deferred tax assets. We have recorded an increase of approximately $6.6 million to our valuation allowance during the year ended December 31, 2018. The increase in the valuation allowance during 2018 primarily relates to the decrease in the deferred tax liability related to fixed assets due to current year activity. We recorded a decrease of approximately $147.3 million to our valuation allowance during the year ended December 31, 2017, primarily due to the impact of fresh start accounting adjustments and debt forgiveness, as well as the decrease in the federal statutory income tax rate as a result of the Tax Act.
A reconciliation of our valuation allowance on deferred tax assets for the years ended December 31, 2018 and 2017 is as follows:

	Successor
	Year Ended December 31,	Year Ended December 31,
	2018	2017
Balance at beginning of period	$88,766	$236,080
Additions to valuation allowance	6,581	—
Valuation allowance release, net	—	(147,314)
Balance at end of period	$95,347	$88,766
As of December 31, 2018 and 2017 we did not have any unrecognized tax benefits as the previous unrecognized tax benefits lapsed due to the statute of limitations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest and penalties as of December 31, 2018 and 2017. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We are subject to the following significant taxing jurisdictions: U.S. federal, Pennsylvania, Louisiana, North Dakota, Ohio, Texas, West Virginia, and Arizona. We have had NOLs in various years for federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust NOL carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where we operate, however many states can also adjust NOL carryovers up to three to four years subsequent to the last year in which the loss carryover is finally used. The Company is currently not under income tax examination in any tax jurisdictions.
Note 20 - Commitments and Contingencies
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities in connection with our compliance with environmental laws and regulations. We did not have any accruals related to environmental matters as of December 31, 2018 and December 31, 2017.
State Sales and Use Tax Liabilities
During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of December 31, 2018. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.
Lease Obligations
Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 2018:

Successor
Leased equipment	$8,554
Less accumulated depreciation	(5,854)
Leased equipment, net	$2,700
Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2020 at variable interest rates and fixed interest rates, which were approximately 5.32% at December 31, 2018. Capital lease obligations amounted to $1.9 million and $3.8 million, at December 31, 2018 and 2017, respectively.
We also rent transportation equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases and rental contracts amounted to $4.6 million during the year ended December 31, 2018, $5.0 million for the combined Predecessor and Successor periods during the year ended December 31, 2017, and $5.4 million for the year ended December 31, 2016.

At December 31, 2018, future minimum lease payments, by year and in the aggregate, under all noncancelable leases were as follows at:

	Successor
	Operating Leases	Capital Leases
2019	$2,415	$1,287
2020	1,453	718
2021	431	—
2022	294	—
2023	164	—
Thereafter	6,755	—
Total minimum lease payments	$11,512	2,005
Less amount representing executory costs		(30)
Net minimum lease payments		1,975
Less amount representing interest (5.32% at December 31, 2018)		(90)
Present value of net minimum lease payments		$1,885
Asset Retirement Obligations
At December 31, 2018 and 2017, we had approximately $7.1 million and $6.4 million, respectively, of asset retirement obligations related to our disposal wells and landfill which are recorded in “Other long-term liabilities” in the accompanying consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of our asset retirement obligations as of December 31, 2018 and 2017:

	Successor
	December 31,	December 31,
	2018	2017
Balance at beginning of period	$6,435	$3,138
Adjustment to increase the net book value to fair value (see Note 4)	—	3,050
New asset retirement obligations acquired	104	—
Changes in estimate	10	78
Accretion expense	679	471
Cash payments	(100)	(302)
Balance at end of period	$7,128	$6,435
Surety Bonds and Letters of Credit
At December 31, 2018 and 2017, we had surety bonds outstanding of approximately $13.5 million and $8.2 million, respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at December 31, 2018 and 2017, we had outstanding irrevocable letters of credit totaling $3.1 million and $4.0 million, respectively, to support various agreements, leases and insurance policies.
Note 21 - Legal Matters
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

Confirmation Order Appeal
On July 26, 2017, David Hargreaves, an individual holder of our 2018 Notes, appealed the Confirmation Order to the District Court and filed a motion for a stay pending appeal from the District Court. Although the motion for a stay pending appeal was denied, the appeal remained pending and the District Court heard oral arguments in May 2018, and in August 2018 the District Court issued an order dismissing the appeal. Hargreaves subsequently appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit. The parties filed appellate briefs in December 2018 and January 2019, and as a result the appeal remains pending with the United States Court of Appeals for the Third Circuit. The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the final disposition of this appeal will not affect the validity, enforceability or finality of the Confirmation Order.
Note 22 - Employee Benefit Plans
Effective September 1, 2013, we established a defined contribution 401(k) plan (the “401(k) Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The 401(k) Plan covers substantially all employees who have met certain eligibility requirements except those employees working less than 25 hours per week. Employees may participate in the 401(k) Plan on the first day of the first month following 60 days of employment.
Historically, we provided a quarterly match in shares of our common stock equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of each participant’s annual contribution up to an additional 2% of each participant’s annual compensation. In March 2015, we suspended our matching contribution to the 401(k) Plan. As a result, there was no matching contribution to the 401(k) Plan during the year ended December 31, 2016. On April 1, 2017, we reinstated a cash match using the same matching formula we have historically used to calculate the match. Cash matching contributions to the Plan were $1.6 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.
Note 23 - Related Party and Affiliated Company Transactions
Related Party Transactions
Mr. Johnsrud, our former Chairman and Chief Executive Officer, is the sole member of an entity that owns apartment buildings in North Dakota which are rented to certain of our employees at rates that are believed to be equal to or below market rates. We do not pay or indirectly subsidize any portion of these rental payments.
We periodically purchase fresh water for resale to customers from a sole proprietorship owned by Mr. Johnsrud. We did not purchase any fresh water for resale from the sole proprietorship during the years ended December 31, 2018 and 2017. Our purchases during the year ended December 31, 2016 amounted to $0.1 million. No amounts were due to the sole proprietorship at December 31, 2018 and 2017, respectively.
Mr. Johnsrud is the sole member of an entity that owns land in North Dakota on which three of our saltwater disposal wells are situated. We have agreed to pay the entity a per-barrel royalty fee in exchange for the use of the land, which is consistent with rates charged by non-affiliated third parties under similar arrangements. We paid royalties of approximately $114.0 thousand, $43.5 thousand and $0.1 million during years ended December 31, 2018, 2017 and 2016, respectively. There was $15.2 thousand of royalties payable to the entity as of December 31, 2018, and no royalties payable to the entity as of December 31, 2017.
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
On February 18, 2016, Aegion Corporation (or “Aegion”) announced the completion of the acquisition of UGSI, whereby Aegion paid approximately $85.0 million to acquire UGSI. Our total proceeds as a result of the acquisition were approximately $5.2 million. In April of 2016, we received proceeds of $5.0 million, which exceeded our cost basis of approximately $3.2 million. As such during the three months ended June 30, 2016, we recognized a net gain on the sale of approximately $1.7 million, including approximately $0.1 million in costs incurred by us in the closing. During the three months ended September 30, 2016, the two months ended September 30, 2017, and three months ended March 31, 2018, we received additional proceeds of $53.0 thousand, $76.0 thousand, and $75.0 thousand, respectively, due to adjustments to the final closing working capital statement.
Note 24 - Segments
We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. Our business is divided into three operating divisions, which we consider to be operating and reportable segments of our continuing operations: (1) the Northeast division comprising the Marcellus and Utica shale areas, (2) the Southern division comprising the Haynesville shale area and Eagle Ford shale area (which we substantially exited during the six months ended June 30, 2018) and (3) the Rocky Mountain division comprising the Bakken shale area. Corporate/Other includes certain corporate costs and losses from discontinued operations, as well as assets held for sale and certain other corporate assets.

Financial information for our reportable segments related to continuing operations is presented below.

	Northeast	Southern	Rocky Mountain	Corporate/ Other	Total
Year Ended December 31, 2018 - Successor
Revenue	$43,564	$26,152	$127,758	$—	$197,474
Direct operating expenses	37,660	19,381	101,855	—	158,896
General and administrative expenses	2,746	1,237	5,859	28,668	38,510
Depreciation and amortization	12,148	11,397	22,826	63	46,434
Operating loss	(9,059)	(11,396)	(2,782)	(29,063)	(52,300)
Loss from continuing operations before income taxes	(9,370)	(11,576)	(2,781)	(35,329)	(59,056)
Total assets (a)	88,501	84,318	113,767	9,350	295,936
Total assets held for sale	—	2,004	—	778	2,782

Five Months Ended December 31, 2017 - Successor
Revenue	17,234	16,467	46,487	—	80,188
Direct operating expenses	14,836	12,005	40,236	—	67,077
General and administrative expenses	1,156	1,574	2,640	5,245	10,615
Depreciation and amortization	10,816	9,533	18,108	94	38,551
Operating loss	(9,574)	(6,883)	(19,163)	(5,339)	(40,959)
Loss from continuing operations before income taxes	(9,819)	(7,106)	(20,219)	(11,098)	(48,242)
Total assets (a)	54,218	111,457	137,213	8,434	311,322
Total assets held for sale	—	—	2,765	—	2,765

Seven Months Ended July 31, 2017 - Predecessor
Revenue	20,751	18,586	56,546	—	95,883
Direct operating expenses	21,117	13,056	46,837	—	81,010
General and administrative expenses	1,917	1,684	3,877	15,074	22,552
Depreciation and amortization	5,352	7,542	15,964	123	28,981
Operating loss	(7,635)	(3,696)	(10,132)	(15,197)	(36,660)
Loss from continuing operations before income taxes	20,194	18,650	(14,854)	144,299	168,289

Year Ended December 31, 2016 - Predecessor
Revenue	36,446	33,166	82,564	—	152,176
Direct operating expenses	36,673	27,885	65,066	—	129,624
General and administrative expenses	2,632	2,951	5,951	25,479	37,013
Depreciation and amortization	13,446	15,559	31,498	260	60,763
Operating loss	(24,330)	(15,656)	(51,663)	(25,739)	(117,388)
Loss from continuing operations before income taxes	(24,226)	(15,741)	(51,951)	(74,896)	(166,814)

(a)	Total assets exclude intercompany receivables eliminated in consolidation.
Note 25 - Discontinued Operations
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

We classified TFI as discontinued operations in our consolidated statements of operations for the year ended December 31, 2016. As the final post-closing working capital reconciliation was completed during the year ended December 31, 2016, there was no activity related to TFI for year ended December 31, 2018, the five months ended December 31, 2017, or the seven months ended July 31, 2017. The following table provides selected financial information of discontinued operations related to TFI:

Predecessor
Year Ended December 31,
2016
Revenue	$—
Income from discontinued operations before income taxes	—
Income tax expense	—
Income from discontinued operations	—
Loss on sale of TFI, net of taxes	(1,235)
Loss on discontinued operations, net of income taxes	$(1,235)

Note 26 - Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2018 and 2017 is as follows:

	Successor
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018
Revenue	$49,669	$48,948	$49,656	$49,201
Operating loss	(30,752)	(8,905)	(6,113)	(6,530)
Net loss	(32,167)	(11,176)	(7,117)	(8,803)

Earnings per common share:
Net (loss) income per basic common share	$(2.75)	$(0.96)	$(0.61)	$(0.72)
Net (loss) income per diluted common share	(2.75)	(0.96)	(0.61)	(0.72)

	Predecessor			Successor
	Three Months Ended	Three Months Ended	One Month Ended	Two Months Ended	Three Months Ended
	March 31,	June 30,	July 31,	September 30,	December 31,
2017
Revenue	$39,223	$41,538	15,122	$33,758	$46,430
Operating (loss) income	(20,296)	(14,261)	(2,103)	(17,005)	(23,954)
Net (loss) income	(35,962)	(19,587)	224,160	(16,993)	(30,902)

Earnings per common share:
Net (loss) income per basic common share	$(0.24)	$(0.13)	$1.48	$(1.45)	$(2.64)
Net (loss) income per diluted common share	(0.24)	(0.13)	1.42	(1.45)	(2.64)
Note 27 - Subsidiary Guarantors
The 2018 Notes and the 2021 Notes of the Predecessor Company were registered securities. As a result of these registered securities, we are required to present the following condensed consolidating financial information for the Predecessor periods pursuant to Rule 3-10 of SEC Regulation S-X, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Our Successor Revolving Facility, Successor First Lien Term Loan, and Successor Second Lien Term Loan are not registered securities. Therefore, the presentation of condensed consolidating financial information is not required for the Successor periods.
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) for the seven months ended July 31, 2017, and for the year ended December 31, 2016.
CONSOLIDATING STATEMENTS OF OPERATIONS
SEVEN MONTHS ENDED JULY 31, 2017

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,883	$—	$95,883
Costs and expenses:
Direct operating expenses	—	81,010	—	81,010
General and administrative expenses	15,074	7,478	—	22,552
Depreciation and amortization	123	28,858	—	28,981
Total costs and expenses	15,197	117,346	—	132,543
Operating loss	(15,197)	(21,463)	—	(36,660)
Interest expense, net	(22,333)	(459)	—	(22,792)
Other income, net	4,125	136	—	4,261
Income (loss) from equity investments	101,462	(14)	(101,462)	(14)
Reorganization items, net	177,704	45,790	—	223,494
Income (loss) from continuing operations before income taxes	245,761	23,990	(101,462)	168,289
Income tax (expense) benefit	(77,150)	77,472	—	322
Income (loss) from continuing operations	168,611	101,462	(101,462)	168,611
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$168,611	$101,462	$(101,462)	$168,611

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$152,176	$—	$152,176
Costs and expenses:
Direct operating expenses	—	129,624	—	129,624
General and administrative expenses	25,479	11,534	—	37,013
Depreciation and amortization	260	60,503	—	60,763
Impairment of long-lived assets	—	42,164	—	42,164
Total costs and expenses	25,739	243,825	—	269,564
Operating loss	(25,739)	(91,649)	—	(117,388)
Interest expense, net	(53,541)	(989)	—	(54,530)
Other income, net	3,311	752	—	4,063
Loss on extinguishment of debt	(674)	—	—	(674)
(Loss) income from equity investments	(126,597)	(32)	128,344	1,715
(Loss) income from continuing operations before income taxes	(203,240)	(91,918)	128,344	(166,814)
Income tax benefit (expense)	35,619	(36,426)	—	(807)
(Loss) income from continuing operations	(167,621)	(128,344)	128,344	(167,621)
Loss from discontinued operations, net of income taxes	(1,235)	—	—	(1,235)
Net (loss) income	$(168,856)	$(128,344)	$128,344	$(168,856)

CONSOLIDATING STATEMENT OF CASH FLOWS
SEVEN MONTHS ENDED JULY 31, 2017

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	(18,672)	(277)	(18,949)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,083	3,083
Purchase of property, plant and equipment	—	(3,149)	(3,149)
Net cash used in investing activities	—	(66)	(66)
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	106,785	—	106,785
Payments on Predecessor revolving credit facility	(129,964)	—	(129,964)
Proceeds from Predecessor term loan	15,700	—	15,700
Proceeds from debtor in possession term loan	6,875	—	6,875
Proceeds from Successor First and Second Lien Term Loans	36,053	—	36,053
Payments for debt issuance costs	(1,053)	—	(1,053)
Payments on vehicle financing and other financing activities	—	(2,797)	(2,797)
Net cash provided by (used in) financing activities	34,396	(2,797)	31,599
Net increase (decrease) in cash	15,724	(3,140)	12,584
Cash and restricted cash - beginning of year	1,388	1,026	2,414
Cash and restricted cash - end of year	$17,112	$(2,114)	$14,998

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(28,392)	2,141	(26,251)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	27	10,669	10,696
Purchase of property, plant and equipment	—	(3,826)	(3,826)
Proceeds from the sale of UGSI	5,032	—	5,032
Net cash provided by investing activities	5,059	6,843	11,902
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	154,514	—	154,514
Payments on Predecessor revolving credit facility	(233,667)	—	(233,667)
Proceeds from Predecessor term loan	55,000	—	55,000
Payments for debt issuance costs	(1,029)	—	(1,029)
Issuance of Predecessor stock	5,000	—	5,000
Payments on vehicle financing and other financing activities	(7)	(6,607)	(6,614)
Net cash used in financing activities	(20,189)	(6,607)	(26,796)
Net (decrease) increase in cash	(43,522)	2,377	(41,145)
Cash and restricted cash - beginning of year	44,910	(1,351)	43,559
Cash and restricted cash - end of year	$1,388	$1,026	$2,414