Form 10-Q
period 2019-03-31
Nuverra Environmental Solutions, Inc.
filed 2019-05-08
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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
__________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of confirmation by a court. Yes  ☒    No  ☐
The number of shares outstanding of the registrant’s common stock as of April 30, 2019 was 15,708,898.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, and

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions.
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

•	risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuation in the trading prices of our common stock;

•	risks and uncertainties associated with our completed restructuring process, including the outcome of a pending appeal of the order confirming the plan of reorganization;

•	risks associated with the reliance on third-party analysts, appraisers, engineers and other experts;

•	present and possible future claims, litigation or enforcement actions or investigations;

•	risks associated with changes in industry practices and operational technologies and the impact on our business;

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

•
risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and natural gas extraction businesses, particularly relating to water usage, and the disposal and transportation of liquid and solid wastes;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2019	2018

Assets
Cash	$3,949	$7,302
Restricted cash	1,329	656
Accounts receivable, net of allowance for doubtful accounts of $1.4 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively	28,689	31,392
Inventories	3,352	3,358
Prepaid expenses and other receivables	3,539	2,435
Other current assets	283	1,582
Assets held for sale	4,604	2,782
Total current assets	45,745	49,507
Property, plant and equipment, net of accumulated depreciation of $75.1 million and $73.6 million at March 31, 2019 and December 31, 2018, respectively	208,520	215,640
Operating lease assets	4,103	—
Equity investments	38	41
Intangibles, net	997	1,112
Goodwill	29,518	29,518
Other assets	130	118
Total assets	$289,051	$295,936
Liabilities and Shareholders’ Equity
Accounts payable	$5,980	$9,061
Accrued and other current liabilities	14,733	16,670
Current portion of long-term debt	6,450	38,305
Current contingent consideration	500	500
Derivative warrant liability	75	34
Total current liabilities	27,738	64,570
Long-term debt	29,656	27,628
Noncurrent operating lease liabilities	2,180	—
Deferred income taxes	251	181
Other long-term liabilities	7,323	7,130
Total liabilities	67,148	99,509
Commitments and contingencies
Shareholders’ equity:
Common stock	157	122
Additional paid-in capital	336,455	303,463
Treasury stock	(373)	—
Accumulated deficit	(114,336)	(107,158)
Total shareholders’ equity	221,903	196,427
Total liabilities and shareholders’ equity	$289,051	$295,936
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Service revenue	$39,001	$45,527
Rental revenue	3,626	4,142
Total revenue	42,627	49,669
Costs and expenses:
Direct operating expenses	32,557	41,627
General and administrative expenses	5,475	19,320
Depreciation and amortization	9,135	14,744
Impairment of long-lived assets	117	4,131
Other, net	—	599
Total costs and expenses	47,284	80,421
Operating loss	(4,657)	(30,752)
Interest expense, net	(1,421)	(1,250)
Other income (expense), net	25	(73)
Reorganization items, net	(223)	(92)
Loss before income taxes	(6,276)	(32,167)
Income tax expense	(79)	—
Net loss	$(6,355)	$(32,167)

Earnings per common share:
Net loss per basic common share	$(0.41)	$(2.75)

Net loss per diluted common share	$(0.41)	$(2.75)

Weighted average shares outstanding:
Basic	15,550	11,696
Diluted	15,550	11,696
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount

Balance at January 1, 2019	12,233	$122	$303,463	—	$—	$(107,158)	$196,427
Adjustment due to adoption of ASC 842, Leases	—	—	—	—	—	(823)	(823)
Issuance of common stock for Rights Offering	3,382	34	32,141	—	—	—	32,175
Issuance of common stock to employees	97	1	(1)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(34)	(373)	—	(373)
Share-based compensation	—	—	852	—	—	—	852
Net loss	—	—	—	—	—	(6,355)	(6,355)
Balance at March 31, 2019	15,712	$157	$336,455	(34)	$(373)	$(114,336)	$221,903

Balance at January 1, 2018	11,696	$117	$290,751	—	$—	$(47,895)	$242,973
Share-based compensation	—	—	10,978	—		—	10,978
Net loss	—	—	—	—		(32,167)	(32,167)
Balance at March 31, 2018	11,696	$117	$301,729	—	—	$(80,062)	$221,784

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,355)	$(32,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,135	14,744
Amortization of debt issuance costs, net	206	—
Accrued interest added to debt principal	—	119
Stock-based compensation	852	10,978
Impairment of long-lived assets	117	4,131
Gain on sale of UGSI	—	(75)
Gain on disposal of property, plant and equipment	(858)	(8)
Bad debt (recoveries) expense	(141)	313
Change in fair value of derivative warrant liability	41	192
Deferred income taxes	70	—
Other, net	29	149
Changes in operating assets and liabilities:
Accounts receivable	2,944	(5,534)
Prepaid expenses and other receivables	(1,104)	(2,573)
Accounts payable and accrued liabilities	(6,735)	2,110
Other assets and liabilities, net	1,294	368
Net cash used in operating activities	(505)	(7,253)
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	3,665	11,881
Purchases of property, plant and equipment	(3,626)	(3,380)
Proceeds from the sale of UGSI	—	75
Net cash provided by investing activities	39	8,576
Cash flows from financing activities:
Payments on First and Second Lien Term Loans	(1,102)	(799)
Proceeds from Revolving Facility	51,037	55,321
Payments on Revolving Facility	(51,037)	(56,001)
Payments on Bridge Term Loan	(31,382)	—
Proceeds from the issuance of stock	31,057	—
Payments on finance leases and other financing activities	(787)	(456)
Net cash used in financing activities	(2,214)	(1,935)
Change in cash and restricted cash	(2,680)	(612)
Cash, beginning of period	7,302	5,488
Restricted cash, beginning of period	656	1,296
Cash and restricted cash, beginning of period	7,958	6,784
Cash, end of period	3,949	4,088
Restricted cash, end of period	1,329	2,084
Cash and restricted cash, end of period	$5,278	$6,172

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,205	$951
Cash paid for taxes, net	—	52
Common stock issued to settle Bridge Term Loan	1,118	—

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Our condensed consolidated balance sheet as of December 31, 2018, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or “GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019 (the “2018 Annual Report on Form 10-K”).
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), replacing the previous leasing standard Accounting Standards Codification 840, Leases (“ASC 840”), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases with terms longer than 12 months on the balance sheet. Leases are to be classified as either operating or finance, with classification affecting the pattern of expense recognition in the statement of operations. The new standard was effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.

We adopted this new lease standard on January 1, 2019 using a modified retrospective transition, with the cumulative-effect adjustment to the opening balance of accumulated deficit as of the effective date (the “effective date method”). Under the effective date method, financial results reported in periods prior to 2019 are unchanged. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carryforward the historical lease classification. In addition, we have made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will continue to recognize those lease payments in the consolidated statement of operations on a straight-line basis over the lease term.

The adoption of the new lease standard resulted in the recognition of operating lease assets and operating lease liabilities of approximately $4.9 million, respectively, as of January 1, 2019. Additionally, as of January 1, 2019, we recorded an adjustment of $0.8 million to accumulated deficit as a result of the re-measurement of the present value of remaining lease payments for the finance leases previously recorded as capital leases. The finance lease assets and finance lease liabilities as of January 1, 2019 were $1.8 million, respectively. We believe the adoption of the new lease standard will not materially impact our results of operations, nor have a notable impact on our liquidity. See Note 3 for further information on our leases.

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our 2018 Annual Report on Form 10-K.

Note 2 - Revenues

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

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31, 2019
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$15,709	$7,972	$3,484	$—	$27,165
Disposal Services	4,071	3,499	2,406	—	9,976
Other Revenue	1,546	302	12	—	1,860
Total Service Revenue	21,326	11,773	5,902	—	39,001

Rental Revenue	3,551	67	8	—	3,626

Total Revenue	$24,877	$11,840	$5,910	$—	$42,627

	For the Three Months Ended March 31, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$21,260	$8,019	$8,111	$—	$37,390
Disposal Services	3,612	777	1,236	—	5,625
Other Revenue	2,124	254	134	—	2,512
Total Service Revenue	26,996	9,050	9,481	—	45,527

Rental Revenue	3,774	63	305	—	4,142

Total Revenue	$30,770	$9,113	$9,786	$—	$49,669

Water Transfer Services

The majority of our revenues are from the removal and disposal of flowback and produced saltwater originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and hydraulic fracturing activities by trucks or through lay flat temporary hose or permanent water transport pipelines. Water transfer rates for trucking are based upon either a fixed fee per barrel of disposal water or upon an hourly rate. Revenue is recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our disposal water pipeline are priced at a fixed fee per disposal barrel transferred, with revenues recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

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

Other Revenue

Other revenue primarily includes revenues from the sale of fresh water, as well as the sale of “junk” or “slop” oil obtained through the skimming of disposal water. Revenue is recognized for fresh water sales and “junk” or “slop” oil sales at a point in time once the goods are transferred. Also included is revenue generated by oilfield labor services, often times called “roustabout work,” provided by the Company. Revenue is recognized in other revenue for the oilfield labor services once the activity has been performed, or over time, based on the agreed upon hourly rate, depending upon the customer contract. Oilfield labor services are short-term in nature with hours tracked each day services are provided. As such, there are no remaining performance obligations outstanding at the end of each month.

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

Rental Revenue

We generate rental revenue from the rental of various equipment used in wellsite services. Rental rates are based upon negotiated rates with our customers and revenue is recognized over the rental service period. Revenues from rental equipment are recognized under ASC 840 for the periods prior to January 1, 2019, and under ASC 842 for the periods after January 1, 2019. As the rental service period for our equipment is very short term in nature and does not include any sales-type or direct financing leases, nor any variable rental components, the adoption of ASC 842 in 2019 did not have a material impact upon our consolidated statement of operations.

Note 3 - Leases

We lease vehicles, transportation equipment, real estate and certain office equipment. We determine if an arrangement is a lease at inception. Operating and finance lease assets represent our right to use an underlying asset for the lease term, and operating and finance lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Absent a documented borrowing rate from the lessor, we use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments.

Most of our leases have remaining lease terms of less than one year to 20 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $1.5 million under the residual value guarantee, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Three Months Ended
Lease Cost	Classification	March 31, 2019
Operating lease cost (a)	General and administrative expenses	$724
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	546
Interest on lease liabilities	Interest expense, net	63
Variable lease cost	General and administrative expenses	1,066
Sublease income	Other income, net	(51)
Total net lease cost		$2,348

(a)	Includes short-term leases which represented $0.2 million of the balance.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2019
Assets:
Operating lease assets	Operating lease assets	$4,103
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	5,220
Total leased assets		$9,323

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$1,945
Finance lease liabilities	Current portion of long-term debt	1,826
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	2,180
Finance lease liabilities	Long-term debt	3,627
Total lease liabilities		$9,578

(a)	Finance lease assets are recorded net of accumulated amortization of $0.5 million as of March 31, 2019.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	18.0
Finance leases	5.2

Weighted-average discount rate:
Operating leases	8.92%
Finance leases	6.89%

Supplemental Disclosure of Cash Flow Information and Other Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$724
Operating cash flows from finance leases	63
Financing cash flows from finance leases	414

Leased assets obtained in exchange for new operating lease liabilities	$—
Leased assets obtained in exchange for new finance lease liabilities	3,962

Maturities of lease liabilities were as follows:

	March 31, 2019
	Operating Leases (a)	Finance Leases (b)
2019	$1,869	$1,332
2020	1,530	1,458
2021	430	748
2022	289	748
2023	164	1,089
Thereafter	6,759	1,673
Total lease payments	11,041	7,048
Less amount representing executory costs (c)	(114)	—
Net lease payments	10,927	7,048
Less amount representing interest	(6,802)	(1,595)
Present value of total lease liabilities	4,125	5,453
Less current lease liabilities	(1,945)	(1,826)
Long-term lease liabilities	$2,180	$3,627

(a)	Operating lease payments include $0.0 million related to options to extend lease terms that are reasonably certain of being exercised.

(b)	Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.

(c)
Represents executory costs for all leases. We included executory costs in lease payments under ASC 840, and have elected to continue to include executory costs for both leases that commenced before and after the effective date of ASC 842.

As of March 31, 2019, we have additional finance lease commitments that have not yet commenced of approximately $3.3 million for 20 water transfer trucks to be delivered in the third quarter of 2019 with lease terms of four years.

Disclosures related to periods prior to adoption of ASC 842

Lease expense under operating leases was approximately $1.2 million during the three months ended March 31, 2018. As of December 31, 2018, future minimum lease payments, by year and in the aggregate, under all noncancellable leases were as follows:

	December 31, 2018
	Operating Leases	Capital Leases
2019	$2,415	$1,287
2020	1,453	718
2021	431	—
2022	294	—
2023	164	—
Thereafter	6,755	—
Total lease payments	$11,512	2,005
Less amount representing executory costs		(30)
Net lease payments		1,975
Less amount representing interest		(90)
Present value of net lease payments		$1,885

Note 4 - Acquisition of Clearwater
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
Consideration consisted of $42.3 million in cash which was funded primarily by a $32.5 million bridge loan (the “Bridge Term Loan”) that was repaid with proceeds from an offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). The Bridge Term Loan was extended pursuant to the Bridge Term Loan Agreement, entered October 5, 2018 (the “Bridge Term Loan Credit Agreement”), with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”). In addition, our credit agreement lenders provided us with an additional term loan under the First Lien Credit Agreement, entered August 7, 2017, by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company (the “Credit Agreement”) in the amount of $10.0 million which was used to finance a portion of the Acquisition (the “First Lien Term Loan”). See Note 5 for further discussion on the Rights Offering.
During the three months ended March 31, 2019, we recorded an adjustment for the backstop fee for the Rights Offering (see Note 5) to additional paid-in-capital which was previously expensed and resulted in a credit of $0.3 million to general and administrative costs in the accompanying condensed consolidated statements of operations. Total adjusted transaction costs for the Acquisition were $1.1 million, the majority of which were recorded during the year ended December 31, 2018.
Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. The final working capital was agreed upon during the three months ended March 31, 2019, which resulted in no changes to the purchase price allocation. As such, we believe that the purchase price allocation is final.
The final allocation of the purchase price is summarized as follows:

Accounts receivable	$1,897
Intangible assets	799
Property, plant and equipment	37,589
Goodwill	2,379
Accounts payable and accrued expenses	(372)
Total	$42,292
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our condensed consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the tangible assets, which are primarily comprised of the three salt water disposal wells, was estimated using the discounted cash flow method, a form of the income approach. This method estimates the fair value of the assets based upon the present value of the expected cash flows. Estimates that impact the measurement of the tangible assets using the discounted cash flow method are the discount rate and the timing and amount of cash flows. The intangible assets acquired, which primarily consists of the trade name, were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. Estimates that impact the measurement of the intangible assets acquired are net sales projections, and the discount and royalty rates used. The entire goodwill balance is expected to be deductible for tax purposes and is all related to the Northeast division. The estimated fair value of the assets acquired and the liabilities assumed represents a nonrecurring Level 3 fair value estimate.
Pro forma financial information is not presented as the revenues and earnings of the Acquisition are not material to our consolidated statement of operations.
Note 5 - Equity

Rights Offering

In connection with the Acquisition, we agreed, pursuant to our Bridge Term Loan Credit Agreement, to use our reasonable best efforts to effectuate and close the Rights Offering as soon as reasonably practicable following October 5, 2018. Holders who subscribed for all of their basic subscription rights also could elect to subscribe for additional shares pursuant to an over-subscription privilege.

In connection with the Rights Offering, we entered into a Backstop Commitment Letter on October 5, 2018 (the “Backstop

Commitment Letter”) with certain backstop parties named therein (the “Backstop Parties”), pursuant to which the Backstop Parties agreed, subject to the terms and conditions in the Backstop Commitment Letter, to participate in the Rights Offering and agreed to acquire all unsubscribed shares remaining after stockholders exercised their over-subscription privilege. The Backstop Parties are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. In exchange for the commitments under the Backstop Commitment Letter, we paid to the Backstop Parties, in the aggregate, a nonrefundable cash payment equal to 1.0% of the full amount of the Rights Offering. This fee was recorded to additional paid-in-capital during the three months ended March 31, 2019.

Pursuant to the Backstop Commitment Letter, we were required to file a registration statement with the SEC within 20 days following October 5, 2018. This initial Registration Statement on Form S-1 was filed with the SEC on October 25, 2018, with amendments to the Form S-1 filed on December 4, 2018 and December 7, 2018. The Registration Statement on Form S-1 was declared effective by the SEC on Friday, December 7, 2018. The Rights Offering launched at the close of business on December 10, 2018 and terminated, as to unexercised rights, at 5:00 p.m. New York City time on December 28, 2018.

We sold an aggregate of 3,381,894 shares of common stock at a purchase price of $9.61 per share in the Rights Offering. On January 2, 2019, we received the aggregate cash proceeds from the Rights Offering of $31.4 million. Additionally, one of the Backstop Parties elected to satisfy the backstop commitment by converting $1.1 million of the Bridge Term Loan to common stock. The aggregate cash proceeds from the Rights Offering were used to repay the remaining $31.4 million balance of the Bridge Term Loan, satisfying the obligations under the Bridge Term Loan Credit Agreement. The shares of common stock subscribed for in the Rights Offering were distributed to applicable offering participants through our transfer agent or through the clearing systems of the Depository Trust Company, which commenced on January 2, 2019. Immediately after the issuance of the 3,381,894 shares for the Rights Offering which commenced on January 2, 2019, the Company had 15,614,981 common shares outstanding.

Other Equity Issuances

During the three months ended March 31, 2019, we issued common stock for our share-based compensation program which is discussed further in Note 15.

Note 6 - Earnings Per Common Share
Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2019 and March 31, 2018, no shares of common stock underlying stock options, restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.
The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Numerator: Net loss	$(6,355)	$(32,167)

Denominator:
Weighted average shares—basic	15,550	11,696
Common stock equivalents	—	—
Weighted average shares—diluted	15,550	11,696

Earnings per common share:
Net loss per basic common share	$(0.41)	$(2.75)

Net loss per diluted common share	$(0.41)	$(2.75)

Anti-dilutive stock-based awards excluded:	463	985

Note 7 - Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying value of goodwill during the three months ended March 31, 2019. Of the $29.5 million reported as goodwill as of March 31, 2019, and December 31, 2018, respectively, $21.9 million relates to the Northeast division, $4.9 million relates to the Rocky Mountain division, and $2.7 million relates to the Southern division.

Intangible Assets

Intangible assets consist of the following:

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$581	$(205)	$376	5.3
Trade name	799	(178)	621	1.8
Total intangible assets	$1,380	$(383)	$997	3.1

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$581	$(180)	$401	5.5
Trade name	799	(88)	711	2.0
Total intangible assets	$1,380	$(268)	$1,112	3.2

The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Note 8 - Assets Held for Sale and Impairment
During the three months ended March 31, 2019, management approved a plan to sell real property located in the Northeast division. As a result, we began to actively market the property, which we expect to sell within one year. In accordance with applicable accounting guidance, the real property was recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the condensed consolidated balance sheet during the three months ended March 31, 2019. As the fair value of the real property reclassified as held for sale was lower than its net book value, we recorded an impairment charge of $0.1 million during the three months ended March 31, 2019 which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

During the three months ended March 31, 2018, management approved a plan to sell certain assets located in the Southern division as a result of exiting the Eagle Ford Shale area. See Note 13 for additional details on the exit of the Eagle Ford Shale area. In addition, during the three months ended March 31, 2018, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division, that were expected to sell within one year. These assets qualified to be classified as assets held for sale and as a result were recorded at the lower of net book value or fair value less costs to sell, which resulted in a long-lived asset impairment charge of $4.1 million during the three months ended March 31, 2018. Of the $4.1 million recorded, $4.0 million related to the Southern division for the Eagle Ford exit and $0.1 million related to the Northeast division, and is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

Note 9 - Fair Value Measurements
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
Liabilities measured at fair value on a recurring basis and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

	March 31, 2019	December 31, 2018
Derivative warrant liability	$75	$34
Derivative Warrant Liability
Upon emergence from chapter 11 on August 7, 2017 (the “Effective Date”), pursuant to the prepackaged plan of reorganization (the “Plan”), we issued to the holders of our pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01. The warrants issued were determined to be derivative liabilities.
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
The following table provides a reconciliation of the beginning and ending balances of the “Derivative warrant liability” presented in the condensed consolidated balance sheet during the three months ended March 31, 2019, and the year ended December 31, 2018.

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Balance at beginning of period	$34	$477
Issuance of warrants	—	—
Adjustments to estimated fair value	41	(443)
Balance at end of period	$75	$34
Other
Assets acquired and liabilities assumed in business combinations are also measured at fair value on a nonrecurring basis using Level 3 inputs. See Note 4 for further discussion on the measurement of the assets and liabilities acquired in the Acquisition.

Note 10 - Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accrued payroll and employee benefits	$3,456	$6,975
Accrued insurance	3,109	2,664
Accrued legal	413	733
Accrued taxes	1,453	2,229
Accrued interest	319	520
Accrued operating costs	3,758	3,424
Accrued other	280	125
Current operating lease liabilities	1,945	—
Total accrued and other current liabilities	$14,733	$16,670
Note 11 - Debt
Debt consisted of the following at March 31, 2019 and December 31, 2018:

			March 31, 2019			December 31, 2018
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs	Fair Value of Debt (e)	Carrying Value of Debt	Carrying Value of Debt
Revolving Facility (a)	7.74%	Feb. 2021	$—	$—	$—	$—
First Lien Term Loan (b)	9.74%	Feb. 2021	216	20,803	20,803	21,905
Second Lien Term Loan (b)	11.00%	Oct. 2021	—	10,066	10,066	10,066
Bridge Term Loan (c)	11.00%	Apr. 2019	—	—	—	32,500
Finance leases (d)	6.89%	Various	—	5,453	5,453	1,885
Total debt			$216	$36,322	36,322	66,356
Debt issuance costs presented with debt (f)					(216)	(423)
Total debt, net					36,106	65,933
Less: current portion of long-term debt					(6,450)	(38,305)
Long-term debt					$29,656	$27,628
_____________________

(a)
The interest rate presented represents the interest rate as of March 31, 2019 on the $30.0 million revolving facility extended to the Company pursuant to the Credit Agreement (the “Revolving Facility”).

(b)
Interest on the First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%. Interest on the Second Lien Term Loan (as defined below) accrues at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month.

(c)
The Bridge Term Loan Credit Agreement has an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month. The obligations under the Bridge Term Loan Credit Agreement were repaid in full on January 2, 2019.

(d)
Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.89%, which mature in varying installments between 2019 and 2029.

(e)
Our Revolving Facility, First Lien Term Loan, Second Lien Term Loan, and finance leases bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(f)	The debt issuance costs resulted from an amendment to the First Lien Term Loan during the three months ended December 31, 2018, done in connection with the Acquisition.

See below for a discussion of material changes and developments in our debt and its principal terms from those described in Note 13 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.
Indebtedness
As of March 31, 2019, we had $36.3 million of indebtedness outstanding, consisting of $20.8 million under the First Lien Term Loan, $10.1 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Agreement, dated August 7, 2017, by and among the lenders party thereto, Wilmington, and the Company (the “Second Lien Term Loan Agreement”), and $5.5 million of finance leases for vehicle financings and real property leases. Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of March 31, 2019, we were in compliance with all covenants.
Bridge Term Loan Credit Agreement

In connection with the Acquisition on October 5, 2018, we entered into the Bridge Term Loan Credit Agreement. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided the $32.5 million Bridge Term Loan, of which $22.5 million was used to finance the Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Second Lien Term Loan Agreement.

The Bridge Term Loan Credit Agreement required us to use our reasonable best efforts to effectuate and close the Rights Offering as soon as reasonably practicable following October 5, 2018. Upon the completion of the Rights Offering, we were required to prepay all outstanding amounts under the Bridge Term Loan Credit Agreement in cash in an amount equal to the net cash proceeds received from the Rights Offering. As discussed in Note 5, on January 2, 2019, we received the aggregate cash proceeds from the Rights Offering of $31.4 million. Additionally, one of the Backstop Parties elected to satisfy the backstop commitment by converting $1.1 million of the Bridge Term Loan to common stock. The aggregate cash proceeds from the Rights Offering were used to repay the remaining $31.4 million balance of the Bridge Term Loan, satisfying the obligations under the Bridge Term Loan Credit Agreement, and thereby terminating the Bridge Term Loan Credit Agreement.

Note 12 - Derivative Warrants

Upon emergence from chapter 11 on the Effective Date, pursuant to the Plan, we issued to the holders of the 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases warrants to purchase an aggregate of 118,137 shares of common stock, par value $0.01, at an exercise price of $39.82 per share and with a term expiring seven years from the Effective Date.
The following table shows the warrant activity for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31,
	2019	2018
Outstanding at the beginning of the period	118	118
Issued	—	—
Exercised	—	—
Outstanding at the end of the period	118	118
Fair Value of Warrants
We account for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the shareholders’ equity section of the entity’s balance sheet. We determined that warrants are ineligible for equity classification as the warrants are not indexed to our common stock and are recorded as derivative liabilities at fair value in the condensed consolidated balance sheets. The warrants are classified as a current liability in the condensed consolidated balance sheets as they could be exercised by the holders at any time.

As discussed previously in Note 9, the fair value of the derivative warrant liability is estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other (income) expense, net” in the condensed consolidated statements of operations.

The fair value of the derivative warrant liability as of March 31, 2019 and December 31, 2018 was estimated using the following model inputs:

	As of March 31,	As of December 31,
	2019	2018
Exercise price	$39.82	$39.82
Closing stock price	$8.90	$8.20
Risk free rate	2.22%	2.51%
Expected volatility	43.30%	36.87%

Note 13 - Restructuring and Exit Costs
Eagle Ford Shale Area
On March 1, 2018, the Board of Directors (the “Board”) determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area in order to focus on other opportunities. The Board considered a number of factors in making this determination, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our operations, and recommendations from management. We substantially exited the Eagle Ford Shale area as of June 30, 2018. The total costs recognized in the restructuring during in 2018 were approximately $1.1 million, and included severance and termination benefits, lease exit costs, and other exit costs related to the movement of vehicles, tanks and rental fleet.

The remaining liability for the Eagle Ford exit, shown below, totaled approximately $5.0 thousand as of March 31, 2019 and is included in “Accrued and other current liabilities” in the condensed consolidated balance sheet. A rollforward of the liability from December 31, 2018 through March 31, 2019 is as follows:

Lease Exit Costs
Balance accrued at beginning of period	$19
Cash payments	(14)
Balance accrued at end of period	$5
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
The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $20.0 thousand as of March 31, 2019, which is included in “Accrued and other current liabilities” in the condensed consolidated balance sheet. A rollforward of the liability from December 31, 2018 through March 31, 2019 is as follows:

Lease Exit Costs
Balance accrued at beginning of period	$33
Cash payments	(13)
Balance accrued at end of period	$20

Note 14 - Income Taxes

	Three Months Ended
	March 31,
	2019	2018
Current income tax (expense) benefit	$(9)	$—
Deferred income tax (expense) benefit	(70)	—
Total income tax (expense) benefit	$(79)	$—
The effective income tax rate for the three months ended March 31, 2019 was (1.3)%, which differs from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

We recorded no income tax expense during the three months ended March 31, 2018. As a result, the effective income tax rate for the three months ended March 31, 2018 was 0.0%, which differed from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

We have significant deferred tax assets, consisting primarily of net operating losses, which have a limited life, generally expiring between the years 2032 and 2037, and capital losses, which begin to expire in 2020. We regularly assess the positive and negative evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at March 31, 2019 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for the remainder of 2019.

Note 15 - Share-based Compensation
The Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”) is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of March 31, 2019, approximately 700,000 shares were available for issuance under the Incentive Plan.

The 2018 Restricted Stock Plan for Directors (the “Director Plan”) provides for the grant of restricted stock to the non-employee directors of the Company. The Director Plan limits the shares that may be issued thereunder to 100,000 shares of common stock. As of March 31, 2019, approximately 85,000 shares were available for issuance under the Director Plan.

The total grants awarded under both the Incentive Plan and the Director Plan during the three months ended March 31, 2019 and March 31, 2018 are presented in the table below:

	Three Months Ended
	March 31,
	2019	2018
Stock option grants	—	—
Restricted stock grants (1)	119	1,325
Total grants in the period	119	1,325

(1)	Includes restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018 was as follows:

	Three Months Ended
	March 31,
	2019	2018
Stock options	$—	$(788)
Restricted stock (1)	852	11,766
Total expense	$852	$10,978

(1)	Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

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

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheet at March 31, 2019 and December 31, 2018 did not include any accruals for environmental matters.

Contingent Consideration for Ideal Settlement

On June 28, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed a motion with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal Oilfield Disposal LLC acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million, due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit, has been classified as current and is reported in “Current contingent consideration” as of March 31, 2019, as these permits and certificates are expected to be received within one year.

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of March 31, 2019. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

Note 17 - Legal Matters
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
Chapter 11 Proceedings
On May 1, 2017, the Nuverra Parties filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court to pursue the Plan. On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on the Effective Date, when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases, subject to certain conditions as set forth therein.
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

Note 18 - Related Party and Affiliated Company Transactions
There have been no significant changes to the other related party transactions as described in Note 23 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.
Note 19 - Segments
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

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
Three months ended March 31, 2019
Revenue	$24,877	$11,840	$5,910	$—	$42,627
Direct operating expenses	19,828	9,715	3,014	—	32,557
General and administrative expenses	1,046	846	399	3,184	5,475
Depreciation and amortization	4,299	2,664	2,160	12	9,135
Operating loss	(296)	(1,502)	337	(3,196)	(4,657)
Loss before income taxes	(358)	(1,595)	291	(4,614)	(6,276)

As of March 31, 2019
Total assets (a)	109,333	89,157	82,979	7,582	289,051
Total assets held for sale	2,876	928	22	778	4,604

Three months ended March 31, 2018
Revenue	30,770	9,113	9,786	—	49,669
Direct operating expenses	26,346	7,814	7,467	—	41,627
General and administrative expenses	1,276	762	578	16,704	19,320
Depreciation and amortization	6,289	4,306	4,124	25	14,744
Operating loss	(3,141)	(3,838)	(7,044)	(16,729)	(30,752)
Loss before income taxes	(3,202)	(3,899)	(7,111)	(17,955)	(32,167)

As of December 31, 2018
Total assets (a)	113,767	88,501	84,318	9,350	295,936
Total assets held for sale	—	—	2,004	778	2,782
_____________________

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

(b)	The Southern division includes the Eagle Ford Shale area which we substantially exited during the six months ended June 30, 2018. See Note 13 for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 3 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019 (the “2018 Annual Report on Form 10-K”) and in our other filings with the United States Securities and Exchange Commission (“SEC”) for a description of important factors that could cause actual results to differ from expected results.
Company Overview

Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) is a leading provider of water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our services include the delivery, collection, and disposal of solid and liquid materials that are used in and generated by the drilling, completion, and ongoing production of shale oil and natural gas.
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

Our service offering focuses on providing comprehensive environmental and logistics management solutions within three primary groups:

•
Water Transfer Services: Collection and transportation of flowback and produced water from drilling and completion activities to disposal networks via trucking or a fixed pipeline system, and delivery of freshwater for drilling and completion activities via trucking, lay flat temporary hose or a fixed pipeline system.

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

In the first quarter of 2019, we saw a decrease in water transfer services in all divisions. The decrease in the Rocky Mountain division was partially due to a new trend toward using lay flat temporary hose for fresh water delivery versus trucking in the fresh water needed for drilling and completion activities. With more and more customers looking to use lay flat temporary hose for fresh water delivery, as it is lower cost than truck delivery, there is increased competition for that service. As a result of this trend, we are reviewing our lay flat business in the Rocky Mountain division. Having adequate fresh water is critical to obtaining and retaining customers, therefore we continue to seek additional sources of fresh water to support our lay flat business which may require additional capital investment. Although the disposal volumes were up in the first quarter of 2019 in all divisions, with the Northeast benefiting from the additional disposal wells acquired in the fourth quarter of 2018, we have noted that customers in the Northeast division are periodically electing to reuse water for drilling and completion activities rather than utilizing disposal which could result in lower or varying disposal volumes.
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities and competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified drivers (or alternatively, subcontractors) in the areas in which we operate, (v) labor costs, (vi) changes in governmental laws and regulations at the federal, state and local levels, (vii) seasonality and weather events, (viii) pricing and (ix) our health, safety and environmental performance record.
The following tables summarize our total revenues by oil and natural gas shale area for the three months ended March 31, 2019, and March 31, 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue - from predominantly oil-rich basins (a)	$24,877	$32,902
Revenue - from predominantly natural gas-rich basins (b)	17,750	16,767
Total revenue	$42,627	$49,669

(a)
Represents revenues that are derived from predominantly oil-rich areas consisting of the Bakken Shale area and Eagle Ford Shale area (which we substantially exited during the six months ended June 30, 2018).

(b)	Represents revenues that are derived from predominantly gas-rich areas consisting of the Marcellus, Utica and Haynesville Shale areas.
The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2018 Annual Report on Form 10-K.

Results of Operations:
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	2019 versus 2018
Service revenue	$39,001	$45,527	$(6,526)	(14.3)%
Rental revenue	3,626	4,142	(516)	(12.5)%
Total revenue	42,627	49,669	(7,042)	(14.2)%
Costs and expenses:
Direct operating expenses	32,557	41,627	(9,070)	(21.8)%
General and administrative expenses	5,475	19,320	(13,845)	(71.7)%
Depreciation and amortization	9,135	14,744	(5,609)	(38.0)%
Impairment of long-lived assets	117	4,131	(4,014)	(97.2)%
Other, net	—	599	(599)	(100.0)%
Total costs and expenses	47,284	80,421	(33,137)	(41.2)%
Operating loss	(4,657)	(30,752)	(26,095)	(84.9)%
Interest expense, net	(1,421)	(1,250)	171	13.7%
Other income (expense), net	25	(73)	98	134.2%
Reorganization items, net	(223)	(92)	131	142.4%
Loss before income taxes	(6,276)	(32,167)	(25,891)	(80.5)%
Income tax expense	(79)	—	79	100.0%
Net loss	$(6,355)	$(32,167)	$(25,812)	(80.2)%
Service Revenue
Service revenue consists of fees charged to customers for the removal and disposal of flowback and produced water originating from oil and natural gas wells or the transportation of fresh water and saltwater to customer sites for use in drilling and completion activities by trucks or through lay flat temporary hose or permanent water transport pipelines. Service revenue also includes fees charged for disposal of oilfield wastes in our landfill and disposal of fluids in our disposal wells. Service revenue for the three months ended March 31, 2019 was $39.0 million, down $6.5 million, or 14.3%, from $45.5 million in the prior year period. Service revenue decline was driven primarily by decreases in activity levels for water transfer services in the Rocky Mountain and Southern divisions, offset by increases in disposal services in all three divisions. In the three months ended March 31, 2018, the Rocky Mountain division benefited from a number of large completion projects that utilized third-party drivers, which did not repeat during the current year. As a result, service revenues from third-party drivers for water transfer services fell by $5.7 million as compared to the prior year period. In the Southern division service revenue decreased due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As a result, $1.8 million in service revenues were included in the three months ended March 31, 2018, while no service revenues were included in the current year.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Rental revenue for the three months ended March 31, 2019 was $3.6 million, down $0.5 million, or 12.5%, from $4.1 million in the prior year period. The decrease was the result of lower utilization of our rental equipment, primarily in the Rocky Mountain and Southern divisions. The decrease in the Southern division is related to our exit of the Eagle Ford Shale area as of March 1, 2018.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2019 decreased $9.1 million to $32.6 million compared to the prior year period. The decrease in direct operating expenses is primarily attributable to lower revenues. However, direct operating expenses improved to 76.3% of revenues from 83.8% in the prior year period as a result of favorable product mix and active cost reduction efforts that took place throughout 2018. Favorable product mix was driven by the reduction in lower margin third-party driver revenue, as well as growth in higher margin disposal services.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2019 were $5.5 million, down $13.8 million, or 71.7% from $19.3 million in the same period in the prior year. The decrease is primarily due to lower compensation costs as the prior year period included severance and share-based compensation costs of $14.0 million related to the departure of our former Chief Executive Officer in March of 2018.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2019 was $9.1 million, down 38.0% as compared to $14.7 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets. Asset sales have outpaced new capital expenditures over the last year.
Impairment of long-lived assets
During the three months ended March 31, 2019, management approved a plan to sell real property located in the Northeast division. The real property qualified to be classified as held for sale and as a result was recorded at the lower of net book value or fair value less costs to sell, which resulted in a long-lived asset impairment charge of $0.1 million during the three months ended March 31, 2019.

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

Other, net
On March 1, 2018, the Board of Directors (the “Board”) determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area. In making this determination, the Board considered a number of factors, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our business operations, and recommendations from management. The total costs related to the exit recorded during the three months ended March 31, 2018 were $0.6 million. As we substantially exited the Eagle Ford Shale area as of June 30, 2018, there were no costs related to the exit incurred during the three months ended March 31, 2019

Interest Expense, net
Interest expense, net during the three months ended March 31, 2019 was $1.4 million, up $0.2 million or 13.7% from the prior year period. The higher interest expense is primarily due to additional finance leases recorded upon the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), as of January 1, 2019 and interest due on the $32.5 million Bridge Term Loan (as defined herein) which was repaid in full on January 2, 2019. The Bridge Term Loan was not outstanding as of March 31, 2018.
Other Income (Expense), net
During the three months ended March 31, 2019, we had other income, net of $25.0 thousand, while we had other expense, net of $73.0 thousand in the prior year period. The three months ended March 31, 2019 includes a $41.0 thousand loss associated with the change in the fair value of the derivative warrant liability, while the three months ended March 31, 2018 included a $192.2 thousand loss. We issued warrants with derivative features in connection with our chapter 11 filing in 2017. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income (expense), net.” See Note 9 and Note 12 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018. These fees are primarily comprised of professional and legal fees, debtor in possession credit agreement financing costs, and retention payments.

Income Taxes
The income tax expense for the three months ended March 31, 2019 was $0.1 million. No income tax expense was recorded during the three months ended March 31, 2018. The primary item impacting income taxes for the three months ended March 31, 2019 was the valuation allowance against our deferred tax assets. See Note 14 in the Notes to the Condensed Consolidated Financial Statements herein for additional information.
Segment Operating Results: Three Months Ended March 31, 2019 and 2018

The following table shows operating results for each of our segments for the three months ended March 31, 2019 and 2018:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Three months ended March 31, 2019
Revenue	$24,877	$11,840	$5,910	$—	$42,627
Direct operating expenses	19,828	9,715	3,014	—	32,557
Operating loss	(296)	(1,502)	337	(3,196)	(4,657)

Three months ended March 31, 2018
Revenue	30,770	$9,113	$9,786	$—	$49,669
Direct operating expenses	26,346	7,814	7,467	—	41,627
Operating loss	(3,141)	(3,838)	(7,044)	(16,729)	(30,752)

Rocky Mountain

Revenues for the Rocky Mountain division decreased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to decreases in activity for water transfer services, offset by higher disposal volumes. The lower activity levels for water transfer services in the Rocky Mountain division was primarily related to third-party drivers. The Rocky Mountain division benefited from a number of large completion projects that utilized third-party drivers during the three months ended March 31, 2018, which did not repeat during the current year. For the Rocky Mountain division, direct operating costs decreased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to the decrease in revenues and cost savings efforts made in 2018. Direct operating costs improved as a percentage of revenue as a result of fixed cost leverage to 79.7% versus 85.6% in the prior year period as a result of improved product mix and cost savings.

Northeast

Revenues for the Northeast division increased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to higher disposal volumes as a result of the additional wells provided by the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (the “Acquisition”) in the fourth quarter of 2018, offset by lower activity levels for water transfer services. For the Northeast division, direct operating costs increased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to the higher disposal volumes. Direct operating costs improved as a percentage of revenue to 82.1% in the current year as compared to 85.7% in the prior year period.

Southern

Revenues for the Southern division decreased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to our exit of the Eagle Ford Shale area as of March 1, 2018, lower activity levels for water transfer services, including our permanent disposal water pipeline, all offset by higher disposal volumes. Our operations in the Eagle Ford Shale area contributed $2.1 million of total revenue during the three months ended March 31, 2018. In the Southern division, direct operating costs decreased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to lower activity levels. Direct operating costs as a percentage of revenue improved to 51.0% in the current year as compared to 76.3% in the prior year period.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended March 31, 2019 were lower than those reported for the three months ended March 31, 2018 due primarily to compensation costs associated with the departure of our former Chief Executive Officer in March of 2018.

Liquidity and Capital Resources
Cash Flows and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Net cash used in operating activities was $0.5 million for three months ended March 31, 2019. Total liquidity as of March 31, 2019, consisting of cash and available borrowings, was $18.7 million. Our sources of cash for 2019 have included cash generated by our operations, asset sales, proceeds from the offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”) and borrowings from our Revolving Facility (as defined herein). Based on our current sources of cash, we believe we have adequate liquidity to meet our current and future needs.
The following table summarizes our sources and uses of cash for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 31,
Net cash (used in) provided by:	2019	2018
Operating activities	$(505)	$(7,253)
Investing activities	39	8,576
Financing activities	(2,214)	(1,935)
Net change in cash and restricted cash	$(2,680)	$(612)

Operating Activities

Net cash used in operating activities was $0.5 million for the three months ended March 31, 2019. The net loss, after adjustments for non-cash items, provided cash of $3.1 million, compared to the use of $1.6 million in the corresponding 2018 period. Changes in operating assets and liabilities used $3.6 million in cash primarily due to decreases in accounts payable and other accrued expenses. The decrease in accounts payable and accrued other current liabilities was the result of several large annual payments due in the first quarter of the year, including property taxes, insurance renewals and annual employees’ cash bonus payments. The non-cash items and other adjustments included $9.1 million of depreciation and amortization, stock-based compensation expense of $0.9 million, long-lived asset impairment charges of $0.1 million, offset by a $0.9 million gain on the sale of assets.

Net cash used in operating activities was $7.3 million for the three months ended March 31, 2018. The net loss, after adjustments for non-cash items, used cash of $1.6 million. Changes in operating assets and liabilities used $5.6 million in cash primarily due to increases in accounts receivable. The non-cash items and other adjustments included $14.7 million of depreciation and amortization, stock-based compensation expense of $11.0 million, long-lived asset impairment charges of $4.1 million, an increase in bad debt expense of $0.3 million, a $0.2 million loss resulting from the change in the fair value of the derivative warrant liability, and accrued interest added to debt principal of $0.1 million.

Investing Activities

Net cash provided by investing activities was $39.0 thousand for the three months ended March 31, 2019 and primarily consisted of $3.7 million of proceeds from the sale of property, plant and equipment, offset by $3.6 million of purchases of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet for water transfer services.

Net cash provided by investing activities was $8.6 million for the three months ended March 31, 2018 which consisted primarily of $11.9 million of proceeds from the sale of property, plant and equipment, offset by $3.4 million of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $2.2 million for the three months ended March 31, 2019 and was primarily comprised of $31.4 million in cash payments for the Bridge Term Loan, $1.1 million of payments on the First Lien Term Loan (as defined herein) and Second Lien Term Loan (as defined herein) and $0.8 million of payments on finance leases and other financing activities, offset by $31.1 million of proceeds received from the issuance of stock for the completed Rights Offering.
Net cash used in financing activities was $1.9 million for the three months ended March 31, 2018 and consisted of $0.8 million of payments on the First Lien Term Loan and Second Lien Term Loan, $0.7 million of net payments on the Revolving Facility, and $0.5 million of payments on finance leases and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Within the past year, we have reinvested more heavily in our service lines and growth projects, including the purchase of new water transfer trucks, new water transfer equipment, as well as expenditures to extend the useful life and productivity on our existing fleet of trucks, equipment and disposal wells. Cash required for capital expenditures for the three months ended March 31, 2019 totaled $3.6 million compared to $3.4 million for the three months ended March 31, 2018. These capital expenditures were offset by proceeds received from the sale of under-utilized or non-core assets of $3.7 million and $11.9 million in the three months ended March 31, 2019 and 2018, respectively.

Historically, a portion of our transportation-related capital requirements were financed through capital leases which are now called finance leases under ASC 842. (See Note 1 and Note 3 in the Notes to the Condensed Consolidated Financial Statements herein for more information on the adoption of ASC 842 as of January 1, 2019.) We had $4.0 million of equipment additions under finance leases during the three months ended March 31, 2019. We did not enter into any new finance leases during the three months ended March 31, 2018.

We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2019 could be financed through cash flow from operations, borrowings under the Revolving Facility and Second Lien Term Loan, finance leases, other financing structures, or a combination of the foregoing.

Indebtedness
As of March 31, 2019, we had $36.3 million of indebtedness outstanding, consisting of $20.8 million under the first lien term loan (the “First Lien Term Loan”) granted under the First Lien Credit Agreement, entered August 7, 2017, by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company (the “Credit Agreement”), $10.1 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Agreement, dated August 7, 2017, by and among the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”), and the Company (the “Second Lien Term Loan Agreement”), and $5.5 million of finance leases. Our revolving facility extended to the Company pursuant to the Credit Agreement (the “Revolving Facility”), First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of March 31, 2019, we were in compliance with all covenants.
Bridge Term Loan Credit Agreement and Rights Offering

In connection with the Acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Credit Agreement”) with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington, as administrative agent. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million (the “Bridge Term Loan”), of which $22.5 million was used to finance the Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Second Lien Term Loan agreement.

The Bridge Term Loan Credit Agreement required us to use our reasonable best efforts to effectuate and close the Rights

Offering as soon as reasonably practicable following October 5, 2018. Upon the completion of the Rights Offering, we were required to prepay all outstanding amounts under the Bridge Term Loan Credit Agreement in cash in an amount equal to the net cash proceeds received from the Rights Offering. As discussed in Note 5 in the Notes to the Condensed Consolidated Financial Statements, on January 2, 2019, we received the aggregate cash proceeds from the Rights Offering of $31.4 million. Additionally, one of the Backstop Parties elected to satisfy the backstop commitment by converting $1.1 million of the Bridge Term Loan to common stock. The aggregate cash proceeds from the Rights Offering were used to repay the remaining $31.4 million balance of the Bridge Term Loan, satisfying the obligations under the Bridge Term Loan Credit Agreement, and thereby terminating the Bridge Term Loan Credit Agreement.

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

See Note 5 and Note 11 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on the Rights Offering and our indebtedness.
Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our contractual obligations at March 31, 2019 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2018 Annual Report on Form 10-K.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the three months ended March 31, 2019 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.
Item  3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1. Legal Proceedings

See “Legal Matters” in Note 17 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item  1A. Risk Factors
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2019, we repurchased an aggregate of 34,177 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock units to certain of our employees.

Set forth below is a summary of the share repurchases, by period, during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
January 1, 2019 to January 31, 2019	—	$—
February 1, 2019 to February 28, 2019	—	—
March 1, 2019 to March 31, 2019	34,177	10.90
Total shares repurchased and total average price per share	34,177	$10.90

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE American.

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

Date:	May 8, 2019

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stacy W. Hilgendorf
Name:	Stacy W. Hilgendorf
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)