Form 10-Q
period 2019-06-30
Nuverra Environmental Solutions, Inc.
filed 2019-08-06
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
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

(602) 903-7802

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	NES	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of confirmation by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2019 was 15,708,898.

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

•
difficulties in successfully executing our growth initiatives, including identifying and completing mergers, acquisitions and divestitures, successfully integrating merged or acquired business operations, and identifying and managing risks inherent in mergers, acquisitions and divestitures, as well as differences in the type and availability of consideration or financing for such mergers, acquisitions and divestitures;

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

•
risks associated with the operation, construction, development and closure of salt water disposal wells, solids and liquids transportation assets, landfills and pipelines, including access to additional locations and rights-of-way, permitting and licensing, environmental remediation obligations, unscheduled delays or inefficiencies and reductions in volume due to micro- and macro-economic factors or the availability of less expensive alternatives;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$5,978	$7,302
Restricted cash	1,875	656
Accounts receivable, net of allowance for doubtful accounts of $1.4 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively	28,777	31,392
Inventories	3,213	3,358
Prepaid expenses and other receivables	3,011	2,435
Other current assets	518	1,582
Assets held for sale	4,504	2,782
Total current assets	47,876	49,507
Property, plant and equipment, net of accumulated depreciation of $83.2 million and $73.6 million at June 30, 2019 and December 31, 2018, respectively	203,354	215,640
Operating lease assets	3,612	—
Equity investments	38	41
Intangibles, net	882	1,112
Goodwill	29,518	29,518
Other assets	99	118
Total assets	$285,379	$295,936
Liabilities and Shareholders’ Equity
Accounts payable	$7,052	$9,061
Accrued and other current liabilities	14,144	16,670
Current portion of long-term debt	6,664	38,305
Current contingent consideration	500	500
Derivative warrant liability	6	34
Total current liabilities	28,366	64,570
Long-term debt	30,272	27,628
Noncurrent operating lease liabilities	1,653	—
Deferred income taxes	293	181
Other long-term liabilities	7,364	7,130
Total liabilities	67,948	99,509
Commitments and contingencies
Shareholders’ equity:
Common stock	157	122
Additional paid-in capital	337,018	303,463
Treasury stock	(402)	—
Accumulated deficit	(119,342)	(107,158)
Total shareholders’ equity	217,431	196,427
Total liabilities and shareholders’ equity	$285,379	$295,936
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Service revenue	$41,238	$45,320	$80,239	$90,847
Rental revenue	4,002	3,628	7,628	7,770
Total revenue	45,240	48,948	87,867	98,617
Costs and expenses:
Direct operating expenses	34,517	39,069	67,074	80,696
General and administrative expenses	5,280	6,014	10,755	25,334
Depreciation and amortization	9,277	11,969	18,412	26,713
Impairment of long-lived assets	—	332	117	4,463
Other, net	(6)	469	(6)	1,068
Total costs and expenses	49,068	57,853	96,352	138,274
Operating loss	(3,828)	(8,905)	(8,485)	(39,657)
Interest expense, net	(1,297)	(1,204)	(2,718)	(2,454)
Other income, net	152	587	177	514
Reorganization items, net	13	(1,654)	(210)	(1,746)
Loss before income taxes	(4,960)	(11,176)	(11,236)	(43,343)
Income tax expense	(46)	—	(125)	—
Net loss	$(5,006)	$(11,176)	$(11,361)	$(43,343)

Earnings per common share:
Net loss per basic common share	$(0.32)	$(0.96)	$(0.73)	$(3.71)

Net loss per diluted common share	$(0.32)	$(0.96)	$(0.73)	$(3.71)

Weighted average shares outstanding:
Basic	15,704	11,696	15,627	11,696
Diluted	15,704	11,696	15,627	11,696
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount

Balance at January 1, 2019	12,233	$122	$303,463	—	$—	$(107,158)	$196,427
Adjustment due to adoption of ASC 842, Leases	—	—	—	—	—	(823)	(823)
Issuance of common stock for Rights Offering	3,382	34	32,141	—	—	—	32,175
Issuance of common stock to employees	97	1	(1)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(34)	(373)	—	(373)
Share-based compensation	—	—	852	—	—	—	852
Net loss	—	—	—	—	—	(6,355)	(6,355)
Balance at March 31, 2019	15,712	$157	$336,455	(34)	$(373)	$(114,336)	$221,903
Issuance of common stock to employees	34	$—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(3)	(29)	—	(29)
Share-based compensation	—	—	563	—	—	—	563
Net loss	—	—	—	—	—	(5,006)	(5,006)
Balance at June 30, 2019	15,746	$157	$337,018	(37)	$(402)	$(119,342)	$217,431

Balance at January 1, 2018	11,696	$117	$290,751	—	$—	$(47,895)	$242,973
Share-based compensation	—	—	10,978	—	—	—	10,978
Net loss	—	—	—	—	—	(32,167)	(32,167)
Balance at March 31, 2018	11,696	$117	$301,729	—	—	$(80,062)	$221,784
Stock-based compensation	—	—	416	—	—	$—	$416
Net loss	—	—	—	—	—	(11,176)	(11,176)
Balance at June 30, 2018	11,696	$117	$302,145	—	$—	$(91,238)	$211,024

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,361)	$(43,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,412	26,713
Amortization of debt issuance costs, net	247	—
Accrued interest added to debt principal	—	119
Stock-based compensation	1,415	11,394
Impairment of long-lived assets	117	4,463
Gain on sale of UGSI	—	(75)
Gain on disposal of property, plant and equipment	(1,706)	(254)
Bad debt (recoveries) expense	(9)	120
Change in fair value of derivative warrant liability	(28)	(289)
Deferred income taxes	112	—
Other, net	55	221
Changes in operating assets and liabilities:
Accounts receivable	2,724	(1,631)
Prepaid expenses and other receivables	(576)	(99)
Accounts payable and accrued liabilities	(6,059)	2,243
Other assets and liabilities, net	1,111	(54)
Net cash provided by (used in) operating activities	4,454	(472)
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	4,525	17,649
Purchases of property, plant and equipment	(5,019)	(7,103)
Proceeds from the sale of UGSI	—	75
Net cash (used in) provided by investing activities	(494)	10,621
Cash flows from financing activities:
Payments on First and Second Lien Term Loans	(2,514)	(1,597)
Proceeds from Revolving Facility	96,677	117,092
Payments on Revolving Facility	(96,677)	(117,092)
Payments on Bridge Term Loan	(31,382)	—
Proceeds from the issuance of stock	31,057	—
Payments on finance leases and other financing activities	(1,226)	(980)
Net cash used in financing activities	(4,065)	(2,577)
Change in cash, cash equivalents and restricted cash	(105)	7,572
Cash and cash equivalents, beginning of period	7,302	5,488
Restricted cash, beginning of period	656	1,296
Cash, cash equivalents and restricted cash, beginning of period	7,958	6,784
Cash and cash equivalents, end of period	5,978	12,808
Restricted cash, end of period	1,875	1,548
Cash, cash equivalents and restricted cash, end of period	$7,853	$14,356

	Six Months Ended
	June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,218	$1,967
Cash paid for taxes, net	138	207
Common stock issued to settle Bridge Term Loan	1,118	—

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

Contract Assets

Contract Asset
Balance at the beginning of the period (January 1, 2019)	$—
Balance at the end of the period (June 30, 2019)	512
Increase/(decrease)	512

During the three months ended June 30, 2019, we recorded a contract asset as a result of a contract modification for disposal services. There were no contract assets reclassified to receivables during the three months ended June 30, 2019. The contract asset is included in “Other current assets” on the condensed consolidated balance sheet as of June 30, 2019.

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three and six months ended June 30, 2019 and June 30, 2018:

	Three months ended June 30, 2019
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$18,448	$7,296	$2,726	$—	$28,470
Disposal Services	5,146	3,098	2,739	—	10,983
Other Revenue	1,471	255	59	—	1,785
Total Service Revenue	25,065	10,649	5,524	—	41,238

Rental Revenue	3,928	71	3	—	4,002

Total Revenue	$28,993	$10,720	$5,527	$—	$45,240

	Three months ended June 30, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$21,967	$8,230	$5,014	$—	$35,211
Disposal Services	4,540	955	1,081	—	6,576
Other Revenue	3,120	362	51	—	3,533
Total Service Revenue	29,627	9,547	6,146	—	45,320

Rental Revenue	3,538	59	31	—	3,628

Total Revenue	$33,165	$9,606	$6,177	$—	$48,948

	Six months ended June 30, 2019
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$34,157	$15,268	$6,210	$—	$55,635
Disposal Services	9,217	6,597	5,145	—	20,959
Other Revenue	3,017	557	71	—	3,645
Total Service Revenue	46,391	22,422	11,426	—	80,239

Rental Revenue	7,479	138	11	—	7,628

Total Revenue	$53,870	$22,560	$11,437	$—	$87,867

	Six months ended June 30, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$43,227	$16,249	$13,125	$—	$72,601
Disposal Services	8,152	1,732	2,317	—	12,201
Other Revenue	5,244	616	185	—	6,045
Total Service Revenue	56,623	18,597	15,627	—	90,847

Rental Revenue	7,312	122	336	—	7,770

Total Revenue	$63,935	$18,719	$15,963	$—	$98,617

Water Transfer Services

The majority of our revenues are from the removal and disposal of flowback and produced salt water originating from oil and natural gas wells or the transportation of fresh water and salt water to customer sites for use in drilling and hydraulic fracturing activities by trucks or through lay flat temporary hose or permanent water transport pipelines. Water transfer rates for trucking are based upon either a fixed fee per barrel of disposal water or upon an hourly rate. Revenue is recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our water disposal pipeline are priced at a fixed fee per disposal barrel transferred, with revenues recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

Disposal Services

Revenues for disposal services are generated through fees charged for disposal of oilfield wastes in our landfill and disposal of fluids in our disposal wells. Disposal rates are generally based on a fixed fee per barrel of produced water, or on a per ton basis for landfill disposal, with revenues recognized once the disposal has occurred. The performance obligation for disposal services is considered complete once the disposal occurs. Therefore, disposal services revenues are recognized at a point in time.

Other Revenue

Other revenue primarily includes revenues from the sale of fresh water, as well as the sale of “junk” or “slop” oil obtained through the skimming of disposal water. Revenue is recognized for fresh water sales and “junk” or “slop” oil sales at a point in time once the goods are transferred. Also included is revenue generated by oilfield labor services, also called “roustabout work,” provided by the Company. Revenue is recognized in other revenue for the oilfield labor services once the activity has been performed, or over time, based on the agreed upon hourly rate, depending upon the customer contract. Oilfield labor services are short-term in nature with hours tracked each day services are provided. As such, there are no remaining performance obligations outstanding at the end of each month.

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

Most of our leases have remaining lease terms of less than one year to 20 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $2.2 million under the residual value guarantee, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost (a)	General and administrative expenses	$729	$1,453
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	679	1,225
Interest on lease liabilities	Interest expense, net	177	240
Variable lease cost	General and administrative expenses	1,055	2,121
Sublease income	Other income, net	(22)	(73)
Total net lease cost		$2,618	$4,966

(a)	Includes short-term leases which represented $0.2 million and $0.4 million of the balance for the three and six months ended June 30, 2019, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2019
Assets:
Operating lease assets	Operating lease assets	$3,612
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	7,166
Total leased assets		$10,778

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$1,980
Finance lease liabilities	Current portion of long-term debt	2,040
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,653
Finance lease liabilities	Long-term debt	5,614
Total lease liabilities		$11,287

(a)	Finance lease assets are recorded net of accumulated amortization of $1.2 million as of June 30, 2019.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	20.5
Finance leases	4.5

Weighted-average discount rate:
Operating leases	7.86%
Finance leases	6.68%

Supplemental Disclosure of Cash Flow Information and Other Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,453
Operating cash flows from finance leases	240
Financing cash flows from finance leases	824

Leased assets obtained in exchange for new operating lease liabilities	$—
Leased assets obtained in exchange for new finance lease liabilities	6,674

Maturities of lease liabilities were as follows:

	June 30, 2019
	Operating Leases (a)	Finance Leases (b)
2019	$1,522	$1,170
2020	1,530	1,980
2021	430	1,270
2022	290	1,270
2023	164	2,113
Thereafter	6,759	1,750
Total lease payments	10,695	9,553
Less amount representing executory costs (c)	(114)	—
Net lease payments	10,581	9,553
Less amount representing interest	(6,948)	(1,899)
Present value of total lease liabilities	3,633	7,654
Less current lease liabilities	(1,980)	(2,040)
Long-term lease liabilities	$1,653	$5,614

(a)	Operating lease payments include $0.0 million related to options to extend lease terms that are reasonably certain of being exercised.

(b)	Finance lease payments include $0.0 million related to options to extend lease terms that are reasonably certain of being exercised.

(c)
Represents executory costs for all leases. We included executory costs in lease payments under ASC 840, and have elected to continue to include executory costs for both leases that commenced before and after the effective date of ASC 842.

As of June 30, 2019, we have additional finance lease commitments that have not yet commenced of approximately $3.3 million for 20 water transfer trucks to be delivered in the third quarter of 2019 with lease terms of four years.

Disclosures related to periods prior to adoption of ASC 842

Lease expense under operating leases was approximately $1.2 million and $2.4 million during the three and six months ended June 30, 2018. As of December 31, 2018, future minimum lease payments, by year and in the aggregate, under all noncancellable leases were as follows:

	December 31, 2018
	Operating Leases	Capital Leases
2019	$2,415	$1,287
2020	1,453	718
2021	431	—
2022	294	—
2023	164	—
Thereafter	6,755	—
Total lease payments	$11,512	2,005
Less amount representing executory costs		(30)
Net lease payments		1,975
Less amount representing interest		(90)
Present value of net lease payments		$1,885

Note 4 - Acquisition of Clearwater
On October 5, 2018, we completed the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (collectively, “Clearwater”) for an initial purchase price of $42.3 million, subject to customary working capital adjustments (the “Clearwater Acquisition”). Clearwater is a supplier of waste water disposal services used by the oil and gas industry in the Marcellus and Utica Shale areas. Clearwater has three salt water disposal wells in service, all of which are located in Ohio. This acquisition expands our service offerings in the Marcellus and Utica Shale areas in our Northeast division not only by providing additional disposal capacity, but also by providing synergies for trucking.
Consideration consisted of $42.3 million in cash which was funded primarily by a $32.5 million bridge loan (the “Bridge Term Loan”) that was repaid with proceeds from an offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). The Bridge Term Loan was extended pursuant to the Bridge Term Loan Agreement, entered October 5, 2018 (the “Bridge Term Loan Credit Agreement”), with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”). In addition, our credit agreement lenders provided us with an additional term loan under the First Lien Credit Agreement, entered August 7, 2017, by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company (the “Credit Agreement”) in the amount of $10.0 million which was used to finance a portion of the Clearwater Acquisition (the “First Lien Term Loan”). See Note 5 for further discussion on the Rights Offering.
During the three months ended March 31, 2019, we recorded an adjustment for the backstop fee for the Rights Offering (see Note 5) to additional paid-in-capital which was previously expensed and resulted in a credit of $0.3 million to general and administrative costs in the accompanying condensed consolidated statements of operations. Total adjusted transaction costs for the Clearwater Acquisition were $1.1 million, the majority of which were recorded during the year ended December 31, 2018.
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
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our condensed consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the tangible assets, which are primarily comprised of the three salt water disposal wells, was estimated using the discounted cash flow method, a form of the income approach. This method estimates the fair value of the assets based upon the present value of the expected cash flows. Estimates that impact the measurement of the tangible assets using the discounted cash flow method are the discount rate and the timing and amount of cash flows. The intangible assets acquired, which primarily consists of the trade name, were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. Estimates that impact the measurement of the intangible assets acquired are net sales projections, and the discount and royalty rates used. The entire goodwill balance resulting from the Clearwater Acquisition is expected to be deductible for tax purposes and is all related to the Northeast division. The estimated fair value of the assets acquired and the liabilities assumed represents a nonrecurring Level 3 fair value estimate.

Pro forma financial information is not presented as the revenues and earnings of the Clearwater Acquisition are not material to our consolidated statement of operations.

Note 5 - Equity

Rights Offering

In connection with the Clearwater Acquisition, we agreed, pursuant to our Bridge Term Loan Credit Agreement, to use our reasonable best efforts to effectuate and close a Rights Offering. In connection with the Rights Offering, we entered into a Backstop Commitment Letter on October 5, 2018 (the “Backstop Commitment Letter”) with certain backstop parties named therein (the “Backstop Parties”), pursuant to which the Backstop Parties agreed, subject to the terms and conditions in the Backstop Commitment Letter, to participate in the Rights Offering and agreed to acquire all unsubscribed shares remaining after stockholders exercised their over-subscription privilege. The Backstop Parties are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. In exchange for the commitments under the Backstop Commitment Letter, we paid to the Backstop Parties, in the aggregate, a nonrefundable cash payment equal to 1.0% of the full amount of the Rights Offering. This fee was recorded to additional paid-in-capital during the three months ended March 31, 2019.

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

Other Equity Issuances

During the six months ended June 30, 2019, we issued common stock for our share-based compensation program which is discussed further in Note 15.

Note 6 - Earnings Per Common Share
Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2019 and June 30, 2018, no shares of common stock underlying stock options, restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.
The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator: Net loss	$(5,006)	$(11,176)	$(11,361)	$(43,343)

Denominator:
Weighted average shares—basic	15,704	11,696	15,627	11,696
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	15,704	11,696	15,627	11,696

Earnings per common share:
Net loss per basic common share	$(0.32)	$(0.96)	$(0.73)	$(3.71)

Net loss per diluted common share	$(0.32)	$(0.96)	$(0.73)	$(3.71)

Anti-dilutive stock-based awards excluded:	559	1,131	513	1,227

Note 7 - Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying value of goodwill during the six months ended June 30, 2019. Of the $29.5 million reported as goodwill as of June 30, 2019, and December 31, 2018, respectively, $21.9 million relates to the Northeast division, $4.9 million relates to the Rocky Mountain division, and $2.7 million relates to the Southern division.

Intangible Assets

Intangible assets consist of the following:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$581	$(232)	$349	5.2
Trade name	799	(266)	533	1.5
Total intangible assets	$1,380	$(498)	$882	3.0

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$581	$(180)	$401	5.5
Trade name	799	(88)	711	2.0
Total intangible assets	$1,380	$(268)	$1,112	3.2

The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Note 8 - Assets Held for Sale and Impairment
During 2019, management approved plans to sell real property located in both the Northeast and Rocky Mountain divisions. As a result, we began to actively market these assets, which we expect to sell within one year. In accordance with applicable accounting guidance, the real property was recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the condensed consolidated balance sheet during the six months ended June 30, 2019. As the fair value of the real property reclassified as held for sale in the Northeast division was lower than its net book value, we recorded an impairment charge of $0.1 million during the six months ended June 30, 2019 which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

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

During the three months ended June 30, 2018, we recorded an impairment charge of $0.3 million for the Corporate division to “Impairment of long-lived assets” on our condensed consolidated statements of operations related to the sale of certain real property in Texas as the fair value was lower than net book value. The real property was approved to be sold as part of the Eagle Ford closure.

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

	June 30, 2019	December 31, 2018
Derivative warrant liability	$6	$34
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
The following table provides a reconciliation of the beginning and ending balances of the “Derivative warrant liability” presented in the condensed consolidated balance sheet during the six months ended June 30, 2019, and the year ended December 31, 2018.

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Balance at beginning of period	$34	$477
Adjustments to estimated fair value	(28)	(443)
Balance at end of period	$6	$34
Other

Assets acquired and liabilities assumed in business combinations are also measured at fair value on a nonrecurring basis using Level 3 inputs. See Note 4 for further discussion on the measurement of the assets and liabilities acquired in the Clearwater Acquisition.

Note 10 - Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accrued payroll and employee benefits	$4,102	$6,975
Accrued insurance	3,416	2,664
Accrued legal	91	733
Accrued taxes	1,036	2,229
Accrued interest	293	520
Accrued operating costs	2,833	3,424
Accrued other	393	125
Current operating lease liabilities	1,980	—
Total accrued and other current liabilities	$14,144	$16,670

Note 11 - Debt
Debt consisted of the following at June 30, 2019 and December 31, 2018:

			June 30, 2019			December 31, 2018
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs	Fair Value of Debt (e)	Carrying Value of Debt	Carrying Value of Debt
Revolving Facility (a)	7.68%	Feb. 2021	$—	$—	$—	$—
First Lien Term Loan (b)	9.68%	Feb. 2021	175	19,654	19,654	21,905
Second Lien Term Loan (b)	11.00%	Oct. 2021	—	9,803	9,803	10,066
Bridge Term Loan (c)	11.00%	Apr. 2019	—	—	—	32,500
Finance leases (d)	6.68%	Various	—	7,654	7,654	1,885
Total debt			$175	$37,111	37,111	66,356
Debt issuance costs presented with debt (f)					(175)	(423)
Total debt, net					36,936	65,933
Less: current portion of long-term debt					(6,664)	(38,305)
Long-term debt					$30,272	$27,628
_____________________

(a)
The interest rate presented represents the interest rate as of June 30, 2019 on the $30.0 million revolving facility extended to the Company pursuant to the Credit Agreement (the “Revolving Facility”).

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

(d)
Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.68%, which mature in varying installments between 2019 and 2029.

(e)
Our Revolving Facility, First Lien Term Loan, Second Lien Term Loan, and finance leases bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

(f)	The debt issuance costs resulted from an amendment to the First Lien Term Loan during the three months ended December 31, 2018, done in connection with the Clearwater Acquisition.
See below for a discussion of material changes and developments in our debt and its principal terms from those described in Note 13 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.
Indebtedness
As of June 30, 2019, we had $37.1 million of indebtedness outstanding, consisting of $19.7 million under the First Lien Term Loan, $9.8 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Agreement, dated August 7, 2017, by and among the lenders party thereto, Wilmington, and the Company (the “Second Lien Term Loan Agreement”), and $7.7 million of finance leases for vehicle financings and real property leases. Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of June 30, 2019, we were in compliance with all covenants.

Bridge Term Loan Credit Agreement

In connection with the Clearwater Acquisition on October 5, 2018, we entered into the Bridge Term Loan Credit Agreement. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided the $32.5 million Bridge Term Loan, of which $22.5 million was used to finance the Clearwater Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Second Lien Term Loan Agreement.

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
The following table shows the warrant activity for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended
	June 30,
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

The fair value of the derivative warrant liability as of June 30, 2019 and December 31, 2018 was estimated using the following model inputs:

	As of June 30,	As of December 31,
	2019	2018
Exercise price	$39.82	$39.82
Closing stock price	$4.11	$8.20
Risk free rate	1.75%	2.51%
Expected volatility	43.47%	36.87%

Note 13 - Restructuring and Exit Costs
Eagle Ford Shale Area
On March 1, 2018, the Board of Directors (the “Board”) determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area in order to focus on other opportunities. The Board considered a number of factors in making this determination, including among other things, the historical and projected financial performance of our operations in the Eagle Ford Shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our operations, and recommendations from management. We substantially exited the Eagle Ford Shale area as of June 30, 2018. The total costs recognized in the restructuring during 2018 were approximately $1.1 million, and included severance and termination benefits, lease exit costs, and other exit costs related to the movement of vehicles, tanks and rental fleet.

There is no remaining liability for the Eagle Ford exit as of June 30, 2019. A rollforward of the liability from December 31, 2018 through June 30, 2019 is as follows:

Lease Exit Costs
Balance accrued at beginning of period	$19
Cash payments	(13)
Adjustments to accrued balance	$(6)
Balance accrued at end of period	$—
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
The remaining liability for the restructuring and exit costs incurred represents lease exit costs under non-cancellable operating leases and totaled approximately $8.0 thousand as of June 30, 2019, which is included in “Accrued and other current liabilities” in the condensed consolidated balance sheet. A rollforward of the liability from December 31, 2018 through June 30, 2019 is as follows:

Lease Exit Costs
Balance accrued at beginning of period	$33
Cash payments	(25)
Balance accrued at end of period	$8

Note 14 - Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current income tax expense	$(4)	$—	$(13)	$—
Deferred income tax expense	(42)	—	(112)	—
Total income tax expense	$(46)	$—	$(125)	$—
The effective income tax rate for the three and six months ended June 30, 2019 was (0.9)% and (1.1)%, respectively, which differs from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

We recorded no income tax expense during the three and six months ended June 30, 2018. As a result, the effective income tax rate for the three and six months ended June 30, 2018 was 0.0%, which differed from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

We have significant deferred tax assets, consisting primarily of net operating losses, which have a limited life, generally expiring between the years 2032 and 2037, and capital losses, which begin to expire in 2020. We regularly assess the evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at June 30, 2019 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near zero for the remainder of 2019.

Note 15 - Share-based Compensation
The Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”) is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of June 30, 2019, approximately 720,000 shares were available for issuance under the Incentive Plan.

The 2018 Restricted Stock Plan for Directors (the “Director Plan”) provides for the grant of restricted stock to the non-employee directors of the Company. The Director Plan limits the shares that may be issued thereunder to 100,000 shares of common stock. As of June 30, 2019, approximately 75,000 shares were available for issuance under the Director Plan.

The total grants awarded under both the Incentive Plan and the Director Plan during the three and six months ended June 30, 2019 and June 30, 2018 are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock option grants	—	—	—	—
Restricted stock grants (1)	23	6	142	1,331
Total grants in the period	23	6	142	1,331

(1)	Includes restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	$—	$—	$—	$(788)
Restricted stock (1)	563	416	1,415	12,182
Total expense	$563	$416	$1,415	$11,394

(1)	Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

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

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheet at June 30, 2019 and December 31, 2018 did not include any accruals for environmental matters.

Contingent Consideration for Ideal Settlement

On June 28, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed a motion with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal Oilfield Disposal LLC acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million, due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit, has been classified as current and is reported in “Current contingent consideration” as of June 30, 2019, as these permits and certificates are expected to be received within one year.

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of June 30, 2019. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

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

Note 19 - Segments
We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. Our business is comprised of three operating divisions, which we consider to be operating and reportable segments of our operations: (1) the Northeast division comprising the Marcellus and Utica Shale areas, (2) the Southern division comprising the Haynesville Shale area and (3) the Rocky

Mountain division comprising the Bakken Shale area. Corporate/Other includes certain corporate costs and certain other corporate assets.
Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
Three months ended June 30, 2019
Revenue	$28,993	$10,720	$5,527	$—	$45,240
Direct operating expenses	22,354	8,607	3,556	—	34,517
General and administrative expenses	1,206	729	354	2,991	5,280
Depreciation and amortization	4,307	2,821	2,136	13	9,277
Operating income (loss)	1,126	(1,437)	(513)	(3,004)	(3,828)
Income (loss) before income taxes	1,041	(1,560)	(576)	(3,865)	(4,960)

Six months ended June 30, 2019
Revenue	53,870	22,560	11,437	—	87,867
Direct operating expenses	42,182	18,322	6,570	—	67,074
General and administrative expenses	2,252	1,575	753	6,175	10,755
Depreciation and amortization	8,606	5,485	4,296	25	18,412
Operating income (loss)	830	(2,939)	(176)	(6,200)	(8,485)
Income (loss) before income taxes	683	(3,155)	(285)	(8,479)	(11,236)

As of June 30, 2019
Total assets (a)	$107,762	$90,881	$77,705	$9,031	$285,379
Total assets held for sale	2,876	850	—	778	4,504

Three months ended June 30, 2018
Revenue	33,165	9,606	6,177	—	48,948
Direct operating expenses	25,599	8,510	4,960	—	39,069
General and administrative expenses	1,882	518	251	3,363	6,014
Depreciation and amortization	5,923	3,283	2,750	13	11,969
Operating loss	(239)	(2,705)	(2,253)	(3,708)	(8,905)
Loss before income taxes	(203)	(2,780)	(2,295)	(5,898)	(11,176)

Six months ended June 30, 2018
Revenue	63,935	18,719	15,963	—	98,617
Direct operating expenses	51,945	16,324	12,427	—	80,696
General and administrative expenses	3,158	1,280	829	20,067	25,334
Depreciation and amortization	12,212	7,589	6,874	38	26,713
Operating loss	(3,380)	(6,543)	(9,297)	(20,437)	(39,657)
Loss before income taxes	(3,405)	(6,679)	(9,406)	(23,853)	(43,343)

As of December 31, 2018
Total assets (a)	113,767	88,501	84,318	9,350	295,936
Total assets held for sale	—	—	2,004	778	2,782
_____________________

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

(b)
The Southern division includes results for the Eagle Ford Shale area from January 1-June 30, 2018. We substantially exited the Eagle Ford Shale area as of June 30, 2018. See Note 13 for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note about Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 4 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019 (the “2018 Annual Report on Form 10-K”) and in our other filings with the United States Securities and Exchange Commission (“SEC”) for a description of important factors that could cause actual results to differ from expected results.
Company Overview

Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are leading providers of water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our business operations are organized into three geographically distinct divisions: the Rocky Mountain division, the Northeast division, and the Southern division. Within each division, we provide water transfer services, disposal services, and rental and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas. These services and the related revenues are further described in Note 2 in the Notes to the Condensed Consolidated Financial Statements herein.
Rocky Mountain Division
The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of June 30, 2019, we had 362 employees in the Rocky Mountain division.
Water Transfer Services
We manage a fleet of 189 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
In the Rocky Mountain division, we own an inventory of lay flat temporary hose as well as related pumps and associated equipment used to move fresh water from water sources to operator locations for use in completion activities. We employ specially trained field personnel to manage and operate this business. For customers who have secured their own source of fresh water, we provide and operate the lay flat temporary hose equipment to move the fresh water to the drilling and completion location. We may also use third-party sources of fresh water in order to provide the water to customers as a package that includes our water transfer service.
Disposal Services
We manage a network of 18 owned and leased salt water disposal wells with current capacity of approximately 78 thousand barrels of water per day, and permitted capacity of 83 thousand barrels of water per day. Our salt water disposal wells in the Rocky Mountain division are operated under the Landtech brand. Additionally, we operate a landfill facility near Watford City, North Dakota that handles the disposal of drill cuttings and other oilfield waste generated from drilling and completion activities in the region.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Rocky Mountain division. These assets include tanks, loaders, manlifts, light towers, winch trucks, and other miscellaneous equipment used in drilling and completion activities. In the Rocky Mountain division, we also provide oilfield labor services, also called “roustabout work,” where our employees move, set-up and maintain the rental equipment for customers, in addition to providing other oilfield labor services.

Northeast Division
The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown, West Virginia, Somerset and Wellsboro, Pennsylvania, and Cadiz, Ohio. Additionally, we operate a corporate support office near Pittsburgh, Pennsylvania. As of June 30, 2019, we had 234 employees in the Northeast division.
Water Transfer Services
We manage a fleet of 204 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
Disposal Services
We manage a network of 15 owned and leased salt water disposal wells with current and permitted capacity of approximately 30 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.
Southern Division
The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Spring, Texas. As of June 30, 2019, we had 73 employees in the Southern division.
Water Transfer Services
We manage a fleet of 30 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.
In the Southern division, we also own and operate a 60-mile underground twin pipeline network for the collection of produced water for transport to interconnected disposal wells and the delivery of fresh water from water sources to operator locations for use in well completion activities. The pipeline network can currently handle disposal volumes up to approximately 60 thousand barrels per day with 7 disposal wells attached to the pipeline and is scalable up to approximately 100 thousand barrels per day.
Disposal Services
We manage a network of 6 owned and leased salt water disposal wells that are not connected to our pipeline with current capacity of approximately 54 thousand barrels of water per day, and permitted capacity of approximately 100 thousand barrels of water per day, in the Southern division.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Southern division. These assets include tanks and winch trucks used in drilling and completion activities.
Trends Affecting Our Operating Results
Our results are affected by exploration and production spending trends in the shale basins in which we operate, in particular the level of drilling and completion activities (which impacts the amount of flowback water, drill cuttings and other oilfield waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling and completion activities in the oil and natural gas industry are affected by the current or anticipated market prices for those commodities. The average price per barrel of West Texas Intermediate Crude Oil was $59.88 as compared to $68.07 for the three months ended June 30, 2019 and 2018, respectively, while the average price of Henry Hub Natural Gas was $2.57 as compared to $2.85 for the three months ended June 30, 2019 and 2018, respectively. Furthermore, as shale basins mature and the concentration of wells within each basin’s geographic area increases, it becomes more economically viable for companies to invest in fixed infrastructure to sustain their development activities for the life of the play.  This often results in a transition from trucking as a primary water transportation solution in the early part of a basin lifecycle to fixed infrastructure, such as permanent water pipelines, that have a high initial capital cost but can be more efficient over the longer-term basin lifecycle.  In recent years, the industry has also experienced an increase in the use of lay flat temporary hose and more efficient coordination between exploration and production companies to share and reuse water.  Despite these challenges, trucking remains an economically competitive method of meeting the needs of our customers in many situations, including those where the primary customer requirements are fast response times, low initial capital cost and logistical flexibility.
We are seeing several of these industry trends in the shale basins in which we operate. In the Rocky Mountain division there is a trend toward using lay flat temporary hose in lieu of trucking for delivery of fresh water used in drilling and completion activities. In many situations, the required quantities of water can be delivered to particular drilling and completion locations more efficiently with lay flat temporary hose than with trucks, and as a result there is increased competition for that service. Due to this trend, we continue to seek opportunities to expand our lay flat water delivery business in the Rocky Mountain division. Having adequate sources of consistently available fresh water, in the quantities needed to support customer completion activities with multi-well pads, is critical to obtaining and retaining customers. We have recently hired an employee dedicated to water sourcing as we continue to focus on seeking appropriate fresh water sources to support this aspect of our business, which may require additional capital investment. Additionally, we have noted that customers in the Northeast division are periodically electing to reuse water for drilling and completion activities rather than utilizing disposal, which results in lower or varying disposal volumes during periods when customers elect to redirect production water for use in well completion activities.
Other Factors Affecting Our Operating Results
Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities, competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified employees (or alternatively, subcontractors) in the areas in which we operate, (v) labor costs, (vi) changes in governmental laws and regulations at the federal, state and local levels, (vii) seasonality and weather events, (viii) pricing and (ix) our health, safety and environmental performance record.
While we have agreements in place with certain of our customers to establish pricing for our services and various other terms and conditions, these agreements typically do not contain minimum volume commitments or otherwise require the customer to use us to provide covered services.  Accordingly, our customer agreements generally provide the customer the ability to change the relationship by either insourcing some or all services we have historically provided or by contracting with other service providers.  As a result, even with respect to customers with which we have an agreement to establish pricing, the revenue we ultimately receive from that customer, and the mix of revenue among lines of services provided, is unpredictable and subject to variation over time.
The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2018 Annual Report on Form 10-K.

Results of Operations:
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	2019 versus 2018
Service revenue	$41,238	$45,320	$(4,082)	(9.0)%
Rental revenue	4,002	3,628	374	10.3%
Total revenue	45,240	48,948	(3,708)	(7.6)%
Costs and expenses:
Direct operating expenses	34,517	39,069	(4,552)	(11.7)%
General and administrative expenses	5,280	6,014	(734)	(12.2)%
Depreciation and amortization	9,277	11,969	(2,692)	(22.5)%
Impairment of long-lived assets	—	332	(332)	(100.0)%
Other, net	(6)	469	(475)	(101.3)%
Total costs and expenses	49,068	57,853	(8,785)	(15.2)%
Operating loss	(3,828)	(8,905)	(5,077)	(57.0)%
Interest expense, net	(1,297)	(1,204)	93	7.7%
Other income, net	152	587	(435)	74.1%
Reorganization items, net	13	(1,654)	(1,667)	(100.8)%
Loss before income taxes	(4,960)	(11,176)	(6,216)	(55.6)%
Income tax expense	(46)	—	46	100.0%
Net loss	$(5,006)	$(11,176)	$(6,170)	(55.2)%
Service Revenue
Service revenue consists of fees charged to customers for water transfer services, disposal services and other service revenues associated with the drilling, completion, and ongoing production of shale oil and natural gas. On a consolidated basis, service revenue for the three months ended June 30, 2019 was $41.2 million, down $4.1 million, or 9.0%, from $45.3 million in the prior year period. Service revenue decline was driven primarily by decreases in water transfer services in all three divisions, partially offset by an increase in disposal services in all three divisions. As the primary causes of the decreases in water transfer services and increases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions as well. Rental revenue for the three months ended June 30, 2019 was $4.0 million, up $0.4 million, or 10.3%, from $3.6 million in the prior year period due to pricing increases implemented during the current year period.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2019 decreased $4.6 million to $34.5 million compared to the prior year period. The primary components of direct operating expenses are compensation costs, third-party hauling, fuel costs and repairs and maintenance costs. The decrease in direct operating expenses is primarily attributable to lower activity levels for water transfer services during the period. However, direct operating expenses improved to 76.3% of revenues from 79.8% in the prior year period as a result of favorable service mix due to performing more higher margin work and active cost reduction efforts during the past year. (See “Segment Operating Results” below for further details on each division.)

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2019 were $5.3 million, down $0.7 million, or 12.2%, from $6.0 million in the three months ended June 30, 2018 due primarily to lower compensation expenses as a result of a reduction in headcount due to a reorganization of our business in the Rocky Mountain division and the implementation of central dispatch.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2019 was $9.3 million, down 22.5% as compared to $12.0 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets. Asset sales have outpaced new capital expenditures over the last year.
Impairment of long-lived assets
During the three months ended June 30, 2018, we recorded an impairment charge of $0.3 million for the Corporate division related to the sale of certain real property in Texas as the fair value was lower than the net book value. The real property was approved to be sold as part of the Eagle Ford closure.
There were no impairment charges recorded during the three months ended June 30, 2019.
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

During the three months ended June 30, 2019, we recorded a final adjustment to the accrued lease liabilities for the Eagle Ford exit as further payments were not required.

Interest Expense, net
Interest expense, net during the three months ended June 30, 2019 was $1.3 million, up $0.1 million or 7.7% from the prior year period. The higher interest expense is primarily due to additional finance leases recorded upon the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), as of January 1, 2019.
Other Income, net
During the three months ended June 30, 2019, we had other income, net of $0.2 million, compared to $0.6 million in the prior year period. The three months ended June 30, 2019 includes a $0.1 million gain associated with the change in the fair value of the derivative warrant liability, while the three months ended June 30, 2018 included a $0.5 million gain. We issued warrants with derivative features in connection with our chapter 11 filing in 2017. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 9 and Note 12 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations for the three months ended June 30, 2019 and June 30, 2018. These fees are primarily comprised of professional, legal and insurance fees, and other continuing fees related to our 2017 chapter 11 filing.
Income Taxes
The income tax expense for the three months ended June 30, 2019 was $46.0 thousand. No income tax expense was recorded during the three months ended June 30, 2018. The primary item impacting income taxes for the three months ended June 30, 2019 was the valuation allowance against our deferred tax assets. See Note 14 in the Notes to the Condensed Consolidated Financial Statements herein for additional information.

Segment Operating Results: Three Months Ended June 30, 2019 and 2018

The following table shows operating results for each of our segments for the three months ended June 30, 2019 and 2018:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Three months ended June 30, 2019
Revenue	$28,993	$10,720	$5,527	$—	$45,240
Direct operating expenses	22,354	8,607	3,556	—	34,517
Operating income (loss)	1,126	(1,437)	(513)	(3,004)	(3,828)

Three months ended June 30, 2018
Revenue	33,165	$9,606	$6,177	$—	$48,948
Direct operating expenses	25,599	8,510	4,960	—	39,069
Operating loss	(239)	(2,705)	(2,253)	(3,708)	(8,905)

Rocky Mountain

Revenues for the Rocky Mountain division decreased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily to a decrease in water transfer services, partially offset by an increase in disposal services. The decrease in water transfer services related to lower trucking volumes for completion projects. Additionally, as noted in the “Trends Affecting Our Operating Results” section, more customers are moving toward using lay flat temporary hose in lieu of trucking for delivery of fresh water used in drilling and completion activities and there is increased competition for this service in 2019. As a result, we saw a $2.5 million decrease in water transfer service revenues from lay flat temporary hose during the three months ended June 30, 2019. Disposal volumes in both our salt water disposal wells and our landfill increased by an average of 10,200 barrels per day (or 27.4%) and 5,475 tons (or 10.2%), respectively, during the current year period.

For the Rocky Mountain division, direct operating costs decreased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily due to lower activity levels for water transfer services, but remained flat as a percentage of revenue when compared to the prior year period. The Rocky Mountain division had $1.1 million in operating income during the current year period, as opposed to a $0.2 million loss in the prior year period, due primarily to $1.6 million in lower depreciation and amortization expense, as well as a $0.7 million decrease in general and administrative expenses as a result of lower compensation expenses related to headcount reductions as we continue to streamline and centralize our business processes, including the implementation of centralized dispatch.

Northeast

Revenues for the Northeast division increased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to higher disposal volumes as a result of the additional wells associated with the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (the “Clearwater Acquisition”) in the fourth quarter of 2018, which accounted for $2.0 million of service revenues for the three months ended June 30, 2019. This was partially offset by lower activity levels for water transfer services due to the industry trend previously noted toward the reuse of water in the Northeast. The Northeast region regularly alternates between periods where production water is reused in well completion activities and periods where disposal in salt water disposal wells is used once the completion activity subsides. The reuse of production water in customer completion activities during the three months ended June 30, 2019 negatively impacted our activity levels for both water transfer and disposal services. Our legacy disposal wells decreased by an average of 2,045 barrels per day (or 41.5%) during the current year period as a result of decreased activity levels, as well as efficiencies gained from re-routing to the geographically favorable Clearwater wells.

For the Northeast division, direct operating costs increased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to the higher disposal volumes. Direct operating costs improved as a percentage of revenue to 80.3% in the current year as compared to 88.6% in the prior year period, and operating loss improved by $1.3 million over the prior year period due primarily to $0.5 million in lower depreciation and amortization expense and lower bad debt expense.

Southern

Revenues for the Southern division decreased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily to lower activity levels for water transfer services, including our permanent disposal water pipeline, partially offset by higher disposal volumes in our wells not connected to the pipeline. The lower activity levels for water transfer services is due to a decrease in volumes from two key customers in the division. We have replaced some of the lost volume from these customers with new customers and increased volumes through our truck disposal terminal connected to the pipeline. Volumes received in our disposal wells not connected to our pipeline increased by an average of 7,020 barrels per day (28.1%) during the current year period.

Direct operating costs decreased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 as a result of the lower water transfer activity levels. Direct operating costs as a percentage of revenue improved to 64.3% in the current year as compared to 80.3% in the prior year period, and operating loss improved by $1.7 million over the prior year period due to $0.5 million incurred during the three months ended June 30, 2018 in connection with the Eagle Ford exit, as well as $0.6 million in lower depreciation and amortization expense in the current year period.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended June 30, 2019 were lower than those reported for the three months ended June 30, 2018 due primarily to $0.3 million in lower compensation costs. Operating loss for the Corporate division improved by $0.7 million due to the aforementioned compensation cost reduction and $0.3 million in non-recurring impairment charges in the prior year period.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Six Months Ended
	June 30,		Increase (Decrease)
	2019	2018	2019 versus 2018
Service revenue	$80,239	$90,847	$(10,608)	(11.7)%
Rental revenue	7,628	7,770	(142)	(1.8)%
Total revenue	87,867	98,617	(10,750)	(10.9)%
Costs and expenses:
Direct operating expenses	67,074	80,696	(13,622)	(16.9)%
General and administrative expenses	10,755	25,334	(14,579)	(57.5)%
Depreciation and amortization	18,412	26,713	(8,301)	(31.1)%
Impairment of long-lived assets	117	4,463	(4,346)	(97.4)%
Other, net	(6)	1,068	(1,074)	(100.6)%
Total costs and expenses	96,352	138,274	(41,922)	(30.3)%
Operating loss	(8,485)	(39,657)	(31,172)	(78.6)%
Interest expense, net	(2,718)	(2,454)	264	10.8%
Other income, net	177	514	(337)	(65.6)%
Reorganization items, net	(210)	(1,746)	(1,536)	(88.0)%
Loss before income taxes	(11,236)	(43,343)	(32,107)	(74.1)%
Income tax expense	(125)	—	125	100.0%
Net loss	$(11,361)	$(43,343)	$(31,982)	(73.8)%
Service Revenue
On a consolidated basis, service revenue for the six months ended June 30, 2019 was $80.2 million, down $10.6 million, or 11.7%, from $90.8 million in the prior year period. The decrease in service revenues is primarily due to decreases in water transfer services in all three divisions, partially offset by increases in disposal services in all three divisions. Additionally, $1.8 million in revenues associated with the Eagle Ford Shale area were included in service revenues in the prior year but did not reoccur in the current year due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As the primary causes of the decreases in water transfer services and increases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.
Rental Revenue
Rental revenue for the six months ended June 30, 2019 was $7.6 million, down $0.1 million as compared to the prior year period. The prior year period included $0.3 million of rental revenues for the Eagle Ford Shale area that did not reoccur in the current year due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. When removing the impact of the Eagle Ford exit, rental revenues increased by $0.2 million during the six months ended June 30, 2019, primarily as a result of pricing increases implemented in the Rocky Mountain division.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2019 were $67.1 million, compared to $80.7 million in the prior year period. The decrease in direct operating expenses is primarily attributable to lower activity levels for water transfer services during the period. However, direct operating expenses improved to 76.3% of revenues from 81.8% in the prior year period as a result of favorable service mix due to more higher margin work and active cost reduction efforts during the past year. (See “Segment Operating Results” below for further details on each division.)
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2019 amounted to $10.8 million, down $14.6 million from $25.3 million in the prior year period. The decrease was primarily due to lower compensation costs as general and administrative expenses for the six months ended June 30, 2018 included $13.5 million in compensation costs related to the departure of our former Chief Executive Officer.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2019 was $18.4 million, down approximately $8.3 million from $26.7 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets. Asset sales have outpaced new capital expenditures over the last year.
Impairment of long-lived assets
During 2019, management approved plans to sell real property located both in the Northeast and Rocky Mountain divisions. The real property qualified to be classified as held for sale and as a result was recorded at the lower of net book value or fair value less costs to sell, which resulted in a long-lived asset impairment charge of $0.1 million for the real property in the Northeast division during the six months ended June 30, 2019.

During the three months ended March 31, 2018, management approved a plan to sell certain assets located in the Southern division as a result of exiting the Eagle Ford Shale area. In addition, during the three months ended March 31, 2018, management approved the sale of certain assets located in the Northeast division. We recorded an impairment charge of $4.1 million for these assets during the three months ended March 31, 2018. Of the $4.1 million recorded, $4.0 million related to the Southern division and $0.1 million related to the Northeast division.

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

During the six months ended June 30, 2019, we recorded a final adjustment to the accrued lease liabilities for the Eagle Ford exit as further payments were not required.

Interest Expense, net
Interest expense, net during the six months ended June 30, 2019 was $2.7 million, or $0.3 million higher than the $2.5 million in the prior year period. The higher interest expense is primarily due to additional finance leases recorded upon the adoption of ASC 842 as of January 1, 2019.
Other Income, net
Other income, net was $0.2 million for the six months ended June 30, 2019, compared to $0.5 million in the prior year period. The difference is primarily attributable to the $28.0 thousand gain associated with the change in the fair value of the derivative warrant liability during the six months ended June 30, 2019, compared to a $0.3 million gain during the six months ended June 30, 2018. See Note 9 and Note 12 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses directly associated with the 2017 chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations for the six months ended June 30, 2019 and June 30, 2018. These fees are primarily comprised of professional, legal and insurance fees, and other continuing fees related to our 2017 chapter 11 filing. Included in Reorganization items, net for the six months ended June 30, 2018 was $1.3 million in chapter 11 fees paid to the United States Trustee for the District of Delaware.
Income Taxes

The income tax expense for the six months ended June 30, 2019 was $0.1 million, while we did not record any income tax benefit or expense for the six months ended June 30, 2018. The primary item impacting income taxes for the six months ended June 30, 2019 was the valuation allowance against our deferred tax assets. See Note 14 in the Notes to the Condensed Consolidated Financial Statements herein for additional information.
Segment Operating Results: Six Months Ended June 30, 2019 and 2018
The following table shows operating results for each of our segments for the six months ended June 30, 2019 and 2018:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Six months ended June 30, 2019
Revenue	$53,870	$22,560	$11,437	$—	$87,867
Direct operating expenses	42,182	18,322	6,570	—	67,074
Operating income/(loss)	830	(2,939)	(176)	(6,200)	(8,485)

Six months ended June 30, 2018
Revenue	$63,935	$18,719	$15,963	$—	$98,617
Direct operating expenses	51,945	16,324	12,427	—	80,696
Operating loss	(3,380)	(6,543)	(9,297)	(20,437)	(39,657)
Rocky Mountain

Revenues for the Rocky Mountain division decreased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to a decrease in water transfer services, partially offset by an increase in disposal services. The decrease in water transfer services related to lower trucking volumes for completion projects. Additionally, as noted in the “Trends Affecting Our Operating Results” section, more customers are moving toward using lay flat temporary hose in lieu of trucking for delivery of fresh water used in drilling and completion activities and there is increased competition for this service in 2019. As a result, we saw a $2.4 million decrease in water transfer service revenues from lay flat temporary hose during the six months ended June 30, 2019. Disposal volumes in both our salt water disposal wells and our landfill increased by an average of 23,900 barrels per day (or 35.8%) and 12,225 tons (or 12.9%), respectively, during the current year period.

For the Rocky Mountain division, direct operating costs decreased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to decreased water transfer activity. Direct operating costs improved as a percentage of revenue to 78.3% in the current year as compared to 81.2% in the prior year period. The Rocky Mountain division had $0.8 million in operating income during the current year period, as opposed to a $3.4 million loss in the prior year period, due primarily to $3.6 million in lower depreciation and amortization expense, as well as a $0.9 million decrease in general and administrative expenses as a result of lower compensation expenses related to headcount reductions as we continue to streamline and centralize our business processes.

Northeast

Revenues for the Northeast division increased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to higher disposal volumes as a result of the additional wells associated with the Clearwater Acquisition in the fourth quarter of 2018, which accounted for $4.4 million of service revenues for the six months ended June 30, 2019. This was partially offset by lower activity levels for water transfer services due to the industry trend previously noted toward the reuse of water in the Northeast. The Northeast region regularly alternates between periods where production water is reused in well completion activities and periods where disposal in salt water disposal wells is used once the completion activity subsides. The reuse of production water in customer completion activities during the six months ended June 30, 2019 negatively impacted our activity levels for both water transfer and disposal services. Our legacy disposal wells decreased by an average of 1,595 barrels per day (or 17.8%) during the current year period as a result of decreased activity levels, as well as efficiencies gained from re-routing to the geographically favorable Clearwater wells.

For the Northeast division, direct operating costs increased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to the higher disposal volumes. Direct operating costs improved as a percentage of revenue to 81.2% in the current year as compared to 87.2% in the prior year period, and operating loss improved by $3.6 million over the prior year period due primarily to $2.1 million in lower depreciation and amortization expense.

Southern

Revenues for the Southern division decreased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to lower activity levels for water transfer services, including our permanent disposal water pipeline, partially offset by higher disposal volumes in our wells not connected to the pipeline. The lower activity levels for water transfer services is due to a decrease in volumes from two key customers in the division. We have replaced some of the lost volume from these customers with new customers and increased volumes through our truck disposal terminal connected to the pipeline. Volumes received in our disposal wells not connected to our pipeline increased by an average of 7,990 barrels per day (or 14.2%) during the current year period.

In the Southern division, direct operating costs decreased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to the lower activity levels for water transfer services. Direct operating costs as a percentage of revenue improved to 57.4% in the current year as compared to 77.8% in the prior year period due to the increase in higher margin disposal services in the current year period. Operating loss improved by $9.1 million over the prior year period due to $5.1 million in restructuring and impairment charges during the six months ended June 30, 2018 in connection with the Eagle Ford exit, as well as $2.6 million in lower depreciation and amortization expense in the current year period.

Corporate/Other
The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the six months ended June 30, 2019 were lower than those reported for the six months ended June 30, 2018 due primarily to $13.5 million in compensation costs related to the departure of our former Chief Executive Officer in the first quarter of 2018. Operating loss for the Corporate division improved by $14.2 million due to the aforementioned compensation cost reduction and $0.3 million in non-recurring impairment charges in the prior year period.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Net cash provided by operating activities was $4.5 million for six months ended June 30, 2019. Total liquidity as of June 30, 2019, consisting of cash and available borrowings, was $22.6 million. Our sources of cash for 2019 have included cash generated by our operations, asset sales, proceeds from the offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”) and borrowings from our Revolving Facility (as defined herein). Based on our current sources of cash, we believe we have adequate liquidity to meet our current and future needs.

Our Second Lien Term Loan Agreement (as defined herein) contains delayed draw term loans in the aggregate amount of approximately $5.7 million, which expire on August 7, 2019. These term loans have never been drawn. At the expiration of these delayed draw term loans, available borrowing will be reduced by approximately $5.7 million. We believe we will continue to have adequate liquidity following the expiration of the delayed draw term loans under the Second Lien Term Loan Agreement.
The following table summarizes our sources and uses of cash for the six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Six Months Ended
	June 30,
Net cash (used in) provided by:	2019	2018
Operating activities	$4,454	$(472)
Investing activities	(494)	10,621
Financing activities	(4,065)	(2,577)
Net change in cash, cash equivalents and restricted cash	$(105)	$7,572

Operating Activities

Net cash provided by operating activities was $4.5 million for the six months ended June 30, 2019. The net loss, after adjustments for non-cash items, provided cash of $7.3 million, compared to the use of $0.9 million in the corresponding 2018 period. Changes in operating assets and liabilities used $2.8 million in cash primarily due to decreases in accounts payable and accrued liabilities. The non-cash items and other adjustments included $18.4 million of depreciation and amortization, stock-based compensation expense of $1.4 million, long-lived asset impairment charges of $0.1 million, offset by a $1.7 million gain on the sale of assets.

Net cash used in operating activities was $0.5 million for the six months ended June 30, 2018. The net loss, after adjustments for non-cash items, used cash of $0.9 million. Changes in operating assets and liabilities provided $0.5 million in cash primarily due to an increase in accounts payable and other accrued expenses, offset by an increase in accounts receivable. The non-cash items and other adjustments included $26.7 million of depreciation and amortization, stock-based compensation expense of $11.4 million, long-lived asset impairment charges of $4.5 million, offset by a $0.3 million gain resulting from the change in the fair value of the derivative warrant liability and a $0.3 million gain on the sale of assets.

Investing Activities

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2019 and primarily consisted of $5.0 million of purchases of property, plant and equipment, offset by $4.5 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet for water transfer services.
Net cash provided by investing activities was $10.6 million for the six months ended June 30, 2018 which consisted primarily of $17.6 million of proceeds from the sale of property, plant and equipment, offset by $7.1 million of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $4.1 million for the six months ended June 30, 2019 and was primarily comprised of $31.4 million in cash payments for the Bridge Term Loan (as defined herein), $2.5 million of payments on the First Lien Term Loan (as defined herein) and Second Lien Term Loan (as defined herein) and $1.2 million of payments on finance leases and other financing activities, offset by $31.1 million of proceeds received from the issuance of stock for the completed Rights Offering.
Net cash used in financing activities was $2.6 million for the six months ended June 30, 2018 and consisted of $1.6 million of payments on the First Lien Term Loan and Second Lien Term Loan and $1.0 million of payments on finance leases and other financing activities.

Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Within the past year, we have reinvested more heavily in our service lines and growth projects, including the purchase of new water transfer trucks, new water transfer equipment, as well as expenditures to extend the useful life and productivity on our existing fleet of trucks, equipment and disposal wells. Cash required for capital expenditures for the six months ended June 30, 2019 totaled $5.0 million compared to $7.1 million for the six months ended June 30, 2018. These capital expenditures were offset by proceeds received from the sale of under-utilized or non-core assets of $4.5 million and $17.6 million in the six months ended June 30, 2019 and 2018, respectively.

Historically, a portion of our transportation-related capital requirements were financed through capital leases which are now called finance leases under ASC 842. (See Note 1 and Note 3 in the Notes to the Condensed Consolidated Financial Statements herein for more information on the adoption of ASC 842 as of January 1, 2019.) We had $6.7 million of equipment additions under finance leases during the six months ended June 30, 2019. We did not enter into any new finance leases during the six months ended June 30, 2018.

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

Indebtedness
As of June 30, 2019, we had $37.1 million of indebtedness outstanding, consisting of $19.7 million under the first lien term loan (the “First Lien Term Loan”) granted under the First Lien Credit Agreement, entered August 7, 2017, by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company (the “Credit Agreement”), $9.8 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Agreement, dated August 7, 2017, by and among the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”), and the Company (the “Second Lien Term Loan Agreement”), and $7.7 million of finance leases. Our revolving facility extended to the Company pursuant to the Credit Agreement (the “Revolving Facility”), First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of June 30, 2019, we were in compliance with all covenants.
Bridge Term Loan Credit Agreement and Rights Offering

In connection with the Clearwater Acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Credit Agreement”) with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington, as administrative agent. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million (the “Bridge Term Loan”), of which $22.5 million was used to finance the Clearwater Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Second Lien Term Loan Agreement.

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

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our contractual obligations at June 30, 2019 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2018 Annual Report on Form 10-K.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the six months ended June 30, 2019 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2019, we repurchased an aggregate of 3,324 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock units to certain of our employees.

Set forth below is a summary of the share repurchases, by period, during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
April 1, 2019 to April 30, 2019	3,324	$8.82
May 1, 2019 to May 31, 2019	—	—
June 1, 2019 to June 30, 2019	—	—
Total shares repurchased and total average price per share	3,324	$8.82

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE American.

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

Date:	August 6, 2019

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stacy W. Hilgendorf
Name:	Stacy W. Hilgendorf
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)