Form 10-Q
period 2019-09-30
Nuverra Environmental Solutions, Inc.
filed 2019-11-06
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2019 was 15,729,934.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, and

•	the potential benefits of our completed and any future merger, acquisition, combination, disposition, restructuring, and financing transactions.
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

•
difficulties in successfully executing our growth initiatives, including identifying and completing mergers, acquisitions, combinations and divestitures, successfully integrating merged, acquired or combined business operations, and identifying and managing risks inherent in mergers, acquisitions, combinations and divestitures, as well as differences in the type and availability of consideration or financing for such mergers, acquisitions, combinations and divestitures;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$3,028	$7,302
Restricted cash	1,384	656
Accounts receivable, net of allowance for doubtful accounts of $1.3 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively	31,045	31,392
Inventories	3,137	3,358
Prepaid expenses and other receivables	3,224	2,435
Other current assets	386	1,582
Assets held for sale	4,502	2,782
Total current assets	46,706	49,507
Property, plant and equipment, net of accumulated depreciation of $91.7 million and $73.6 million at September 30, 2019 and December 31, 2018, respectively	197,911	215,640
Operating lease assets	3,133	—
Equity investments	38	41
Intangibles, net	765	1,112
Goodwill	29,518	29,518
Other assets	99	118
Total assets	$278,170	$295,936
Liabilities and Shareholders’ Equity
Accounts payable	$6,745	$9,061
Accrued and other current liabilities	13,023	16,704
Current portion of long-term debt	6,657	38,305
Current contingent consideration	500	500
Total current liabilities	26,925	64,570
Long-term debt	30,134	27,628
Noncurrent operating lease liabilities	1,479	—
Deferred income taxes	385	181
Other long-term liabilities	7,577	7,130
Total liabilities	66,500	99,509
Commitments and contingencies
Shareholders’ equity:
Common stock	158	122
Additional paid-in capital	337,342	303,463
Treasury stock	(436)	—
Accumulated deficit	(125,394)	(107,158)
Total shareholders’ equity	211,670	196,427
Total liabilities and shareholders’ equity	$278,170	$295,936
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Service revenue	$38,862	$45,694	$119,101	$136,541
Rental revenue	4,236	3,962	11,864	11,732
Total revenue	43,098	49,656	130,965	148,273
Costs and expenses:
Direct operating expenses	34,297	39,753	101,371	120,449
General and administrative expenses	4,774	5,849	15,529	31,183
Depreciation and amortization	8,928	10,018	27,340	36,731
Impairment of long-lived assets	120	100	237	4,563
Other, net	(4)	49	(10)	1,117
Total costs and expenses	48,115	55,769	144,467	194,043
Operating loss	(5,017)	(6,113)	(13,502)	(45,770)
Interest expense, net	(1,279)	(1,241)	(3,997)	(3,695)
Other income, net	280	169	457	683
Reorganization items, net	10	137	(200)	(1,609)
Loss before income taxes	(6,006)	(7,048)	(17,242)	(50,391)
Income tax expense	(46)	(69)	(171)	(69)
Net loss	$(6,052)	$(7,117)	$(17,413)	$(50,460)

Earnings per common share:
Net loss per basic common share	$(0.39)	$(0.61)	$(1.11)	$(4.31)

Net loss per diluted common share	$(0.39)	$(0.61)	$(1.11)	$(4.31)

Weighted average shares outstanding:
Basic	15,715	11,696	15,657	11,696
Diluted	15,715	11,696	15,657	11,696
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2019	12,233	$122	$303,463	—	$—	$(107,158)	$196,427
Adjustment due to adoption of ASC 842, Leases	—	—	—	—	—	(823)	(823)
Issuance of common stock for Rights Offering	3,382	34	32,141	—	—	—	32,175
Issuance of common stock to employees	97	1	(1)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(34)	(373)	—	(373)
Share-based compensation	—	—	852	—	—	—	852
Net loss	—	—	—	—	—	(6,355)	(6,355)
Balance at March 31, 2019	15,712	$157	$336,455	(34)	$(373)	$(114,336)	$221,903
Issuance of common stock to employees	34	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(3)	(29)	—	(29)
Share-based compensation	—	—	563	—	—	—	563
Net loss	—	—	—	—	—	(5,006)	(5,006)
Balance at June 30, 2019	15,746	$157	$337,018	(37)	$(402)	$(119,342)	$217,431
Issuance of common stock to employees	30	1	(1)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(9)	(34)	—	(34)
Share-based compensation	—	—	325	—	—	—	325
Net loss	—	—	—	—	—	(6,052)	(6,052)
Balance at September 30, 2019	15,776	$158	$337,342	(46)	$(436)	$(125,394)	$211,670

Balance at January 1, 2018	11,696	$117	$290,751	—	$—	$(47,895)	$242,973
Share-based compensation	—	—	10,978	—	—	—	10,978
Net loss	—	—	—	—	—	(32,167)	(32,167)
Balance at March 31, 2018	11,696	$117	$301,729	—	—	$(80,062)	$221,784
Stock-based compensation	—	—	416	—	—	—	$416
Net loss	—	—	—	—	—	(11,176)	(11,176)
Balance at June 30, 2018	11,696	$117	$302,145	—	$—	$(91,238)	$211,024
Stock-based compensation	—	—	98	—		—	98
Net loss	—	—	—	—		(7,117)	(7,117)
Balance at September 30, 2018	11,696	$117	$302,243	—	$—	$(98,355)	$204,005

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,413)	$(50,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,340	36,731
Amortization of debt issuance costs, net	287	—
Accrued interest added to debt principal	—	119
Stock-based compensation	1,740	11,492
Impairment of long-lived assets	237	4,563
Gain on sale of UGSI	—	(75)
Gain on disposal of property, plant and equipment	(1,828)	(919)
Bad debt recoveries	(65)	(164)
Change in fair value of derivative warrant liability	(32)	(323)
Deferred income taxes	204	11
Other, net	322	541
Changes in operating assets and liabilities:
Accounts receivable	412	1,423
Prepaid expenses and other receivables	(689)	487
Accounts payable and accrued liabilities	(7,240)	1,028
Other assets and liabilities, net	1,320	(234)
Net cash provided by operating activities	4,595	4,220
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	4,826	19,066
Purchases of property, plant and equipment	(7,341)	(9,687)
Proceeds from the sale of UGSI	—	75
Net cash (used in) provided by investing activities	(2,515)	9,454
Cash flows from financing activities:
Payments on First and Second Lien Term Loans	(3,600)	(2,132)
Proceeds from Revolving Facility	139,661	172,336
Payments on Revolving Facility	(139,661)	(172,336)
Payments on Bridge Term Loan	(31,382)	—
Proceeds from the issuance of stock	31,057	—
Payments on finance leases and other financing activities	(1,701)	(1,399)
Net cash used in financing activities	(5,626)	(3,531)
Change in cash, cash equivalents and restricted cash	(3,546)	10,143
Cash and cash equivalents, beginning of period	7,302	5,488
Restricted cash, beginning of period	656	1,296
Cash, cash equivalents and restricted cash, beginning of period	7,958	6,784
Cash and cash equivalents, end of period	3,028	15,077
Restricted cash, end of period	1,384	1,850
Cash, cash equivalents and restricted cash, end of period	$4,412	$16,927

	Nine Months Ended
	September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,263	$2,835
Cash paid for taxes, net	201	390
Common stock issued to settle Bridge Term Loan	1,118	—

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
Reclassifications
Due to the decreased fair value of the derivative warrant liability, we have elected to present this item in the “Accrued and other current liabilities” line and eliminate the previously disclosed “Derivative warrant liability” line item on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, $2 thousand and $34 thousand are included in “Accrued and other current liabilities” for our derivative warrant liability. See Note 10 for the items that comprise the “Accrued and other current liabilities” line on the condensed consolidated balance sheet. See Note 9 and Note 12 for more information on the derivative warrant liability.
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

Some of our contracts with customers involve multiple performance obligations as we are providing more than one service under the same contract, such as water transfer services and disposal services. However, our core service offerings are capable of being distinct and also are distinct within the context of contracts with our customers. As such, these services represent separate performance obligations when included in a single contract. We have standalone pricing for all of our services which is negotiated with each of our customers in advance of providing the service. The contract consideration (including any discounts) is allocated to the individual performance obligations based upon the standalone selling price of each service.

Contract Assets

Contract Asset
Balance at the beginning of the period (January 1, 2019)	$—
Balance at the end of the period (September 30, 2019)	386
Increase/(decrease)	$386

During the three months ended June 30, 2019, we recorded a contract asset as a result of a contract modification for disposal services. Contract assets of $126.0 thousand were reclassified to trade receivables, which are being collected in due course, during the three months ended September 30, 2019. The contract asset is included in “Other current assets” on the condensed consolidated balance sheet as of September 30, 2019.

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30, 2019
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$17,446	$7,413	$1,986	$—	$26,845
Disposal Services	4,452	2,696	2,434	—	9,582
Other Revenue	1,936	428	71	—	2,435
Total Service Revenue	23,834	10,537	4,491	—	38,862

Rental Revenue	4,162	68	6	—	4,236

Total Revenue	$27,996	$10,605	$4,497	$—	$43,098

	Three months ended September 30, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$21,809	$9,243	$3,682	$—	$34,734
Disposal Services	5,235	1,329	1,234	—	7,798
Other Revenue	2,471	615	76	—	3,162
Total Service Revenue	29,515	11,187	4,992	—	45,694

Rental Revenue	3,884	60	18	—	3,962

Total Revenue	$33,399	$11,247	$5,010	$—	$49,656

	Nine months ended September 30, 2019
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$51,603	$22,681	$8,196	$—	$82,480
Disposal Services	13,669	9,293	7,579	—	30,541
Other Revenue	4,953	985	142	—	6,080
Total Service Revenue	70,225	32,959	15,917	—	119,101

Rental Revenue	11,641	206	17	—	11,864

Total Revenue	$81,866	$33,165	$15,934	$—	$130,965

	Nine months ended September 30, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$65,036	$25,492	$16,807	$—	$107,335
Disposal Services	13,387	3,061	3,551	—	19,999
Other Revenue	7,715	1,231	261	—	9,207
Total Service Revenue	86,138	29,784	20,619	—	136,541

Rental Revenue	11,196	182	354	—	11,732

Total Revenue	$97,334	$29,966	$20,973	$—	$148,273

Water Transfer Services

The majority of our revenues are from the removal and disposal of flowback and produced salt water originating from oil and natural gas wells or the transportation of fresh water and salt water to customer sites for use in drilling and hydraulic fracturing activities by trucks or through lay flat temporary hose or permanent water transport pipelines. Water transfer rates for trucking are based upon either a fixed fee per barrel of water or upon an hourly rate. Revenue is recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our water disposal pipeline are priced at a fixed fee per disposal barrel transferred, with revenues recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

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

Most of our leases have remaining lease terms of less than one year to 20 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $2.7 million under the residual value guarantee, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2019
Operating lease cost (a)	General and administrative expenses	$848	$2,301
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	743	1,968
Interest on lease liabilities	Interest expense, net	127	367
Variable lease cost	General and administrative expenses	1,003	3,124
Sublease income	Other income, net	(8)	(81)
Total net lease cost		$2,713	$7,679

(a)	Includes short-term leases which represented $0.3 million and $0.7 million of the balance for the three and nine months ended September 30, 2019, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	As of September 30, 2019
Assets:
Operating lease assets	Operating lease assets	$3,133
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	7,753
Total leased assets		$10,886

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$1,676
Finance lease liabilities	Current portion of long-term debt	2,033
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,479
Finance lease liabilities	Long-term debt	6,522
Total lease liabilities		$11,710

(a)	Finance lease assets are recorded net of accumulated amortization of $1.9 million as of September 30, 2019.

Lease Term and Discount Rate	As of September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	23.2
Finance leases	4.2

Weighted-average discount rate:
Operating leases	8.11%
Finance leases	6.52%

Nine Months Ended
Supplemental Disclosure of Cash Flow Information and Other Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,301
Operating cash flows from finance leases	367
Financing cash flows from finance leases	1,265

Leased assets obtained in exchange for new operating lease liabilities	$—
Leased assets obtained in exchange for new finance lease liabilities	8,014

Maturities of lease liabilities were as follows:

	As of September 30, 2019
	Operating Leases (a)	Finance Leases (b)
2019	$805	$685
2020	1,530	2,251
2021	430	1,541
2022	289	1,541
2023	164	2,754
Thereafter	6,774	1,751
Total lease payments	9,992	10,523
Less amount representing executory costs (c)	(115)	—
Net lease payments	9,877	10,523
Less amount representing interest	(6,722)	(1,968)
Present value of total lease liabilities	3,155	8,555
Less current lease liabilities	(1,676)	(2,033)
Long-term lease liabilities	$1,479	$6,522

(a)	Operating lease payments does not include any options to extend lease terms that are reasonably certain of being exercised.

(b)	Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.

(c)
Represents executory costs for all leases. We included executory costs in lease payments under ASC 840, and have elected to continue to include executory costs for both leases that commenced before and after the effective date of ASC 842.

Disclosures related to periods prior to adoption of ASC 842

Lease expense under operating leases was approximately $1.2 million and $3.6 million during the three and nine months ended September 30, 2018. As of December 31, 2018, future minimum lease payments, by year and in the aggregate, under all noncancellable leases were as follows:

	As of December 31, 2018
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

Other Equity Issuances

During the nine months ended September 30, 2019, we issued common stock for our share-based compensation program which is discussed further in Note 15.

Note 6 - Earnings Per Common Share
Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2019 and September 30, 2018, no shares of common stock underlying stock options, restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.
The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator: Net loss	$(6,052)	$(7,117)	$(17,413)	$(50,460)

Denominator:
Weighted average shares—basic	15,715	11,696	15,657	11,696
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	15,715	11,696	15,657	11,696

Earnings per common share:
Net loss per basic common share	$(0.39)	$(0.61)	$(1.11)	$(4.31)

Net loss per diluted common share	$(0.39)	$(0.61)	$(1.11)	$(4.31)

Anti-dilutive stock-based awards excluded:	580	1,210	516	1,227

Note 7 - Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying value of goodwill during the nine months ended September 30, 2019. Of the $29.5 million reported as goodwill as of September 30, 2019, and December 31, 2018, respectively, $21.9 million relates to the Northeast division, $4.9 million relates to the Rocky Mountain division, and $2.7 million relates to the Southern division.

Intangible Assets

Intangible assets consist of the following:

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$568	$(247)	$321	5.2
Trade name	799	(355)	444	1.3
Total intangible assets	$1,367	$(602)	$765	2.9

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$581	$(180)	$401	5.5
Trade name	799	(88)	711	2.0
Total intangible assets	$1,380	$(268)	$1,112	3.2

During the three months ended September 30, 2019 we sold one of our salt water disposal wells which resulted in the write-off of $13.0 thousand of disposal permits in the Southern division, thereby reducing the gross carrying amount of those assets. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Note 8 - Assets Held for Sale and Impairment
During 2019, management approved plans to sell real property located in the Northeast and Rocky Mountain divisions. As a result, we began to actively market these assets, which we expect to sell within one year. In accordance with applicable accounting guidance, the real property was recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the condensed consolidated balance sheet during the three and nine months ended September 30, 2019. As the fair value of the real property reclassified as held for sale in the Rocky Mountain and Northeast divisions was lower than its net book value, we recorded impairment charges of $0.1 million during the three months ended September 30, 2019, and $0.2 million during the nine months ended September 30, 2019, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. Of the impairment charges recorded during the nine months ended September 30, 2019, $0.1 million related to the Northeast division and $0.1 million related to the Rocky Mountain division.

During the nine months ended September 30, 2018, management approved plans to sell certain assets located in the Southern division and real property in the Corporate division, both as a result of exiting the Eagle Ford Shale area. See Note 13 for additional details on the exit of the Eagle Ford Shale area. In addition, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division. As the fair value of the assets and real property reclassified as held for sale was lower than the net book value, an impairment charge of $4.6 million was recognized during the nine months ended September 30, 2018, and is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. Of the $4.6 million recorded during the nine months ended September 30, 2018, $4.2 million related to the Southern division, $0.1 million related to the Northeast division, and $0.3 million related to the Corporate division.

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

	September 30, 2019	December 31, 2018
Derivative warrant liability	$2	$34
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
The following table provides a reconciliation of the year to date activity for the derivative warrant liability which is included in “Accrued and other current liabilities” in the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018.

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Balance at beginning of period	$34	$477
Adjustments to estimated fair value	(32)	(443)
Balance at end of period	$2	$34
Other

Assets acquired and liabilities assumed in business combinations are also measured at fair value on a nonrecurring basis using Level 3 inputs. See Note 4 for further discussion on the measurement of the assets and liabilities acquired in the Clearwater Acquisition.

Note 10 - Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accrued payroll and employee benefits	$3,000	$6,975
Accrued insurance	3,096	2,664
Accrued legal	114	733
Accrued taxes	1,017	2,229
Accrued interest	278	520
Accrued operating costs	3,444	3,424
Accrued other	396	125
Derivative warrant liability	2	34
Current operating lease liabilities	1,676	—
Total accrued and other current liabilities	$13,023	$16,704
Note 11 - Debt
Debt consisted of the following at September 30, 2019 and December 31, 2018:

			September 30, 2019			December 31, 2018
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs	Fair Value of Debt (e)	Carrying Value of Debt	Carrying Value of Debt
Revolving Facility (a)	7.34%	Feb. 2021	$—	$—	$—	$—
First Lien Term Loan (b)	9.34%	Feb. 2021	135	18,831	18,831	21,905
Second Lien Term Loan (b)	11.00%	Oct. 2021	—	9,540	9,540	10,066
Bridge Term Loan (c)	11.00%	Apr. 2019	—	—	—	32,500
Finance leases (d)	6.52%	Various	—	8,555	8,555	1,885
Total debt			$135	$36,926	36,926	66,356
Debt issuance costs presented with debt (f)					(135)	(423)
Total debt, net					36,791	65,933
Less: current portion of long-term debt					(6,657)	(38,305)
Long-term debt					$30,134	$27,628
_____________________

(a)
The interest rate presented represents the interest rate as of September 30, 2019 on the $30.0 million revolving facility extended to the Company pursuant to the Credit Agreement (the “Revolving Facility”).

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

(d)
Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.52%, which mature in varying installments between 2019 and 2029.

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
Indebtedness
As of September 30, 2019, we had $36.9 million of indebtedness outstanding, consisting of $18.8 million under the First Lien Term Loan, $9.5 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Agreement, dated August 7, 2017, by and among the lenders party thereto, Wilmington, and the Company (the “Second Lien Term Loan Agreement”), and $8.6 million of finance leases for vehicle financings and real property leases. Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of September 30, 2019, we were in compliance with all covenants.

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
The following table shows the warrant activity for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended
	September 30,
	2019	2018
Outstanding at the beginning of the period	118	118
Issued	—	—
Exercised	—	—
Outstanding at the end of the period	118	118
Fair Value of Warrants
We account for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the shareholders’ equity section of the entity’s balance sheet. We determined that the warrants are ineligible for equity classification as the warrants are not indexed to our common stock. Therefore, the warrants are recorded as derivative liabilities at fair value and included in “Accrued and other current liabilities” in the condensed consolidated balance sheets. The warrants are classified as a current liability as they could be exercised by the holders at any time.
As discussed previously in Note 9, the fair value of the derivative warrant liability is estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other income, net” in the condensed consolidated statements of operations.

The fair value of the derivative warrant liability as of September 30, 2019 and December 31, 2018 was estimated using the following model inputs:

	As of September 30,	As of December 31,
	2019	2018
Exercise price	$39.82	$39.82
Closing stock price	$4.23	$8.20
Risk free rate	1.54%	2.51%
Expected volatility	38.64%	36.87%

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

There is no remaining liability for the Eagle Ford exit as of September 30, 2019. A rollforward of the liability from December 31, 2018 through September 30, 2019 is as follows:

Lease Exit Costs
Balance accrued at beginning of period	$19
Cash payments	(13)
Adjustments to accrued balance	(6)
Balance accrued at end of period	$—
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
There is no remaining liability for the restructuring and exit costs as of September 30, 2019. A rollforward of the liability from December 31, 2018 through September 30, 2019 is as follows:

Lease Exit Costs
Balance accrued at beginning of period	$33
Cash payments	(29)
Adjustments to accrued balance	(4)
Balance accrued at end of period	$—

Note 14 - Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Current income tax expense	$46	$(58)	$33	$(58)
Deferred income tax expense	(92)	(11)	(204)	(11)
Total income tax expense	$(46)	$(69)	$(171)	$(69)
The effective income tax rate for the three and nine months ended September 30, 2019 was (0.8)% and (1.0)%, respectively, which differs from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three and nine months ended September 30, 2018 was (1.0)% and (0.1)%, which differed from the federal statutory rate of 21.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

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

In light of our continued ordinary losses, at September 30, 2019 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be (1.0)% for the remainder of 2019.

Note 15 - Share-based Compensation
The Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”) is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of September 30, 2019, approximately 720,000 shares were available for issuance under the Incentive Plan.

The 2018 Restricted Stock Plan for Directors (the “Director Plan”) provides for the grant of restricted stock to the non-employee directors of the Company. The Director Plan limits the shares that may be issued thereunder to 100,000 shares of common stock. As of September 30, 2019, approximately 75,000 shares were available for issuance under the Director Plan.

The total grants awarded under both the Incentive Plan and the Director Plan during the three and nine months ended September 30, 2019 and September 30, 2018 are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted stock grants (1)	—	—	142	1,331
Total grants in the period	—	—	142	1,331

(1)	Includes restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$—	$—	$—	$(788)
Restricted stock (1)	325	98	1,740	12,280
Total expense	$325	$98	$1,740	$11,492

(1)	Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

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

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheet at September 30, 2019 and December 31, 2018 did not include any accruals for environmental matters.

Contingent Consideration for Ideal Settlement

On June 28, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed a motion with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal Oilfield Disposal LLC acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million, due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit, has been classified as current and is reported in “Current contingent consideration” as of September 30, 2019, as these permits and certificates are expected to be received within one year.

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of September 30, 2019. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

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

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
Three months ended September 30, 2019
Revenue	$27,996	$10,605	$4,497	$—	$43,098
Direct operating expenses	22,023	8,750	3,524	—	34,297
General and administrative expenses	1,377	647	72	2,678	4,774
Depreciation and amortization	4,191	2,667	2,063	7	8,928
Operating income (loss)	285	(1,459)	(1,158)	(2,685)	(5,017)
Income (loss) before income taxes	136	(1,355)	(1,215)	(3,572)	(6,006)

Nine months ended September 30, 2019
Revenue	81,866	33,165	15,934	—	130,965
Direct operating expenses	64,205	27,072	10,094	—	101,371
General and administrative expenses	3,629	2,222	825	8,853	15,529
Depreciation and amortization	12,797	8,152	6,359	32	27,340
Operating income (loss)	1,115	(4,398)	(1,334)	(8,885)	(13,502)
Income (loss) before income taxes	819	(4,510)	(1,500)	(12,051)	(17,242)

As of September 30, 2019
Total assets (a)	$107,273	$89,688	$75,428	$5,781	$278,170
Total assets held for sale	2,756	968	—	778	4,502

Three months ended September 30, 2018
Revenue	33,399	11,247	5,010	—	49,656
Direct operating expenses	25,757	10,372	3,624	—	39,753
General and administrative expenses	1,605	442	106	3,696	5,849
Depreciation and amortization	5,698	1,976	2,331	13	10,018
Operating income (loss)	339	(1,543)	(1,200)	(3,709)	(6,113)
Income (loss) before income taxes	372	(1,628)	(1,240)	(4,552)	(7,048)

Nine months ended September 30, 2018
Revenue	97,334	29,966	20,973	—	148,273
Direct operating expenses	77,702	26,696	16,051	—	120,449
General and administrative expenses	4,763	1,722	935	23,763	31,183
Depreciation and amortization	17,910	9,565	9,205	51	36,731
Operating loss	(3,041)	(8,086)	(10,497)	(24,146)	(45,770)
Loss before income taxes	(3,033)	(8,307)	(10,646)	(28,405)	(50,391)

As of December 31, 2018
Total assets (a)	113,767	88,501	84,318	9,350	295,936
Total assets held for sale	—	—	2,004	778	2,782
_____________________

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

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
Rocky Mountain Division
The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of September 30, 2019, we had 355 employees in the Rocky Mountain division.
Water Transfer Services
We manage a fleet of 205 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
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
Disposal Services
We manage a network of 20 owned and leased salt water disposal wells with current capacity of approximately 82 thousand barrels of water per day, and permitted capacity of 103 thousand barrels of water per day. Our salt water disposal wells in the Rocky Mountain division are operated under the Landtech brand. Additionally, we operate a landfill facility near Watford City, North Dakota that handles the disposal of drill cuttings and other oilfield waste generated from drilling and completion activities in the region.
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

Northeast Division
The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown, West Virginia, Somerset and Wellsboro, Pennsylvania, and Cadiz, Ohio. Additionally, we operate a corporate support office near Pittsburgh, Pennsylvania. As of September 30, 2019, we had 245 employees in the Northeast division.
Water Transfer Services
We manage a fleet of 202 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
Disposal Services
We manage a network of 15 owned and leased salt water disposal wells with current and permitted capacity of approximately 32 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.
Southern Division
The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Spring, Texas. As of September 30, 2019, we had 72 employees in the Southern division.
Water Transfer Services
We manage a fleet of 31 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.
In the Southern division, we also own and operate a 60-mile underground twin pipeline network for the collection of produced water for transport to interconnected disposal wells and the delivery of fresh water from water sources to operator locations for use in well completion activities. The pipeline network can currently handle disposal volumes up to approximately 71 thousand barrels per day with 7 disposal wells attached to the pipeline and is scalable up to approximately 105 thousand barrels per day.
Disposal Services
We manage a network of 7 owned and leased salt water disposal wells that are not connected to our pipeline with current capacity of approximately 48 thousand barrels of water per day, and permitted capacity of approximately 100 thousand barrels of water per day, in the Southern division.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Southern division. These assets include tanks and winch trucks used in drilling and completion activities.
Trends Affecting Our Operating Results
Our results are affected by exploration and production spending trends in the shale basins in which we operate, in particular the level of drilling and completion activities (which impacts the amount of flowback water, drill cuttings and other oilfield waste products being managed) and active wells (which impacts the amount of produced water being managed). In general, drilling and completion activities in the oil and natural gas industry are affected by the current or anticipated market prices for those commodities. The average price per barrel of West Texas Intermediate Crude Oil was $56.34 as compared to $69.69 for the three months ended September 30, 2019 and 2018, respectively, while the average price of Henry Hub Natural Gas was $2.38 as compared to $2.93 for the three months ended September 30, 2019 and 2018, respectively. We have pricing agreements with certain customers that increase or decrease our prices based on changes in oil or natural gas prices. Furthermore, as shale basins mature and the concentration of wells within each basin’s geographic area increases, it becomes more economically viable for companies to invest in fixed infrastructure to sustain their development activities for the life of the play.  This often results in a transition from trucking as a primary water transportation solution in the early part of a basin lifecycle to fixed infrastructure, such as permanent water pipelines, that have a high initial capital cost but can be more efficient over the longer-term basin lifecycle.  In recent years, the industry has also experienced an increase in the use of lay flat temporary hose and more efficient coordination between exploration and production companies to share and reuse water.  Despite these challenges, trucking remains an economically competitive method of meeting the needs of our customers in many situations, including those where the primary customer requirements are fast response times, low initial capital cost and logistical flexibility.
We are seeing several of these industry trends in the shale basins in which we operate. In the Rocky Mountain division there is a trend toward using lay flat temporary hose in lieu of trucking for delivery of fresh water used in drilling and completion activities. In many situations, the required quantities of water can be delivered to particular drilling and completion locations more efficiently with lay flat temporary hose than with trucks, and as a result there is increased competition for that service. Due to this trend, we continue to seek opportunities to expand our lay flat water delivery business in the Rocky Mountain division. Having adequate sources of consistently available fresh water, in the quantities needed to support customer completion activities with multi-well pads, is critical to obtaining and retaining customers. We have an employee dedicated to water sourcing as we continue to focus on seeking appropriate fresh water sources to support this aspect of our business, which may require additional capital investment. Additionally, we continue to see customers in the Northeast division electing to reuse water for drilling and completion activities rather than utilizing disposal, which results in lower or varying trucking and disposal volumes from well completion activities.
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

Results of Operations:
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	September 30,		Increase (Decrease)
	2019	2018	2019 versus 2018
Service revenue	$38,862	$45,694	$(6,832)	(15.0)%
Rental revenue	4,236	3,962	274	6.9%
Total revenue	43,098	49,656	(6,558)	(13.2)%
Costs and expenses:
Direct operating expenses	34,297	39,753	(5,456)	(13.7)%
General and administrative expenses	4,774	5,849	(1,075)	(18.4)%
Depreciation and amortization	8,928	10,018	(1,090)	(10.9)%
Impairment of long-lived assets	120	100	20	20.0%
Other, net	(4)	49	(53)	(108.2)%
Total costs and expenses	48,115	55,769	(7,654)	(13.7)%
Operating loss	(5,017)	(6,113)	(1,096)	(17.9)%
Interest expense, net	(1,279)	(1,241)	38	3.1%
Other income, net	280	169	111	65.7%
Reorganization items, net	10	137	(127)	(92.7)%
Loss before income taxes	(6,006)	(7,048)	(1,042)	(14.8)%
Income tax expense	(46)	(69)	(23)	(33.3)%
Net loss	$(6,052)	$(7,117)	$(1,065)	(15.0)%
Service Revenue
Service revenue consists of fees charged to customers for water transfer services, disposal services and other service revenues associated with the drilling, completion, and ongoing production of shale oil and natural gas. On a consolidated basis, service revenue for the three months ended September 30, 2019 was $38.9 million, down $6.8 million, or 15.0%, from $45.7 million in the prior year period. Service revenue decline was driven primarily by decreases in water transfer services in all three divisions, partially offset by an increase in disposal services in the Northeast and Southern divisions. As the primary causes of the decreases in water transfer services and increases in disposal services are different for the various divisions, see “Segment Operating Results” below for further discussion.
Rental Revenue
Rental revenue consists of fees charged to customers over the term of the rental for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions as well. Rental revenue for the three months ended September 30, 2019 was $4.2 million, up $0.3 million, or 6.9%, from $4.0 million in the prior year period due to pricing increases implemented during the current year.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2019 decreased $5.5 million to $34.3 million compared to the prior year period. The primary components of direct operating expenses are compensation costs, third-party hauling, fuel costs and repairs and maintenance costs. The decrease in direct operating expenses is primarily attributable to lower activity levels for water transfer services during the period. However, direct operating expenses improved to 79.6% of revenues from 80.1% in the prior year period as a result of favorable service mix due to performing more higher margin work and active cost reduction efforts during the past year. (See “Segment Operating Results” below for further details on each division.)

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2019 were $4.8 million, down $1.1 million, or 18.4%, from $5.8 million in the three months ended September 30, 2018 due primarily to lower compensation expenses as a result of a reduction in headcount in both the Rocky Mountain and Corporate divisions as compared to the prior year period.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2019 was $8.9 million, down 10.9% as compared to $10.0 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets.
Impairment of long-lived assets
During 2019, management approved plans to sell real property located in the Northeast and Rocky Mountain divisions. The real property qualified to be classified as held for sale and as a result was recorded at the lower of net book value or fair value less costs to sell, which resulted in a long-lived asset impairment charge of $0.1 million for the real property in the Rocky Mountain division during the three months ended September 30, 2019.

During the three months ended September 30, 2018, we recorded an impairment charge of $0.1 million in the Southern division for the further write-down of buildings and land held for sale as a result of exiting the Eagle Ford Shale area due to updated market pricing.
Other, net
On March 1, 2018, the Board of Directors (the “Board”) determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area. (See Note 13 in the Notes to the Condensed Consolidated Financial Statements for further information on the Eagle Ford exit.) The total costs related to the exit recorded during the three months ended September 30, 2018 were $49.0 thousand, as we had substantially exited the Eagle Ford Shale area as of June 30, 2018.

During the three months ended September 30, 2019, we recorded a final adjustment to the accrued lease liability for the Mississippian exit in 2015 as further payment was not required.

Interest Expense, net
Interest expense, net during the three months ended September 30, 2019 was $1.3 million, up 3.1% from the prior year period. The higher interest expense is primarily due to additional finance leases recorded upon the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), as of January 1, 2019.
Other Income, net
During the three months ended September 30, 2019, we had other income, net of $0.3 million, compared to $0.2 million in the prior year period. The other income, net in the current year period is primarily comprised of $0.2 million of insurance proceeds for business interruption coverage. Additionally, the three months ended September 30, 2019 includes a $4.0 thousand gain associated with the change in the fair value of the derivative warrant liability, while the three months ended September 30, 2018 included a $33.3 thousand gain. We issued warrants with derivative features in connection with our chapter 11 filing in 2017. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 9 and Note 12 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations for the three months ended September 30, 2019 and September 30, 2018. These fees are primarily comprised of professional, legal and insurance fees, and other continuing fees related to our 2017 chapter 11 filing.
Income Taxes
The income tax expense for the three months ended September 30, 2019 was $46.0 thousand as compared to $69.0 thousand for the three months ended September 30, 2018. The primary item impacting income taxes for the three months ended September 30, 2019 was the valuation allowance against our deferred tax assets. See Note 14 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Three Months Ended September 30, 2019 and 2018

The following table shows operating results for each of our segments for the three months ended September 30, 2019 and 2018:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Three months ended September 30, 2019
Revenue	$27,996	$10,605	$4,497	$—	$43,098
Direct operating expenses	22,023	8,750	3,524	—	34,297
Operating income (loss)	285	(1,459)	(1,158)	(2,685)	(5,017)

Three months ended September 30, 2018
Revenue	$33,399	$11,247	$5,010	$—	$49,656
Direct operating expenses	25,757	10,372	3,624	—	39,753
Operating income (loss)	339	(1,543)	(1,200)	(3,709)	(6,113)

Rocky Mountain

Revenues for the Rocky Mountain division decreased by $5.4 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily to a $3.0 million decrease in water transfer revenues from lower trucking volumes outsourced to third parties, a $1.3 million reduction in water transfer revenues from lay flat temporary hose, and a $1.1 million decrease in disposal service revenues from our landfill. The decrease in trucking volumes outsourced to third parties was due to less fresh water and flowback hauling from well completion projects in the geographical areas that we serve. The decrease in water transfer service revenues from lay flat temporary hose during the three months ended September 30, 2019 was due to the increased competition for this service during the current year. Disposal volumes at our landfill decreased by 31,520 tons (or 49.4%) during the current year period due to fewer rigs operating near our landfill, coupled with pricing pressures from competing landfills. This was partially offset by a 13.3% increase in average barrels per day disposed in our salt water disposal wells during the current year period in the Rocky Mountain division. Rental revenues also increased by 7.2% in the current year period due to pricing increases implemented during the current year.

For the Rocky Mountain division, direct operating costs decreased during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily due to lower activity levels for water transfer and disposal services. Direct operating costs as a percentage of revenue increased to 78.7% in the current year as compared to 77.1% in the prior year period. Despite lower revenues during the current year period, the Rocky Mountain division had $0.3 million in operating income for both the current and prior year periods. The three months ended September 30, 2019 reflected lower depreciation and amortization expense of $1.5 million, and a decrease of $0.2 million general and administrative expense as a result of headcount reductions. The three months ended September 30, 2019 also included a $0.1 million long-lived asset impairment charge (as previously discussed above in the consolidated results).

Northeast

Revenues for the Northeast division decreased by $0.6 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to a decrease in water transfer services, partially offset by an increase in disposal services. The lower activity levels for water transfer services is due primarily to the continued industry trend of water reuse in the Northeast. Exploration and production companies have not slowed production in the region due to long-term commitments. However, due to the downward pricing pressures on natural gas, these companies have been forced to reduce costs on the service side by maximizing water reuse. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, the average number of drivers during the quarter remained flat as compared to the prior year period, however, total billable hours were down 12.0% from the prior year. Disposal service revenues increased during the current year period primarily as a result of the Clearwater wells acquired in the fourth quarter of 2018 through the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (the “Clearwater Acquisition”). (See Note 4 in Notes to the Condensed Consolidated Financial Statements herein for additional information on the Clearwater acquisition.) The Clearwater wells accounted for $2.2 million of disposal service revenues, with disposal volumes averaging 10,660 barrels per day, for the three months ended September 30, 2019. Our legacy disposal wells decreased by an average of 3,878 barrels per day (or 53.2%) during the current year period as a result of the water reuse, as well as efficiencies gained from re-routing to the geographically favorable Clearwater wells.

For the Northeast division, direct operating costs decreased during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to the lower activity levels for water transfer services. Direct operating costs improved as a percentage of revenue to 82.5% in the current year as compared to 92.2% in the prior year period, and operating loss improved by $0.1 million over the prior year period. Depreciation and amortization expense increased by $0.7 million during the three months ended September 30, 2019 primarily as a result of the Clearwater acquisition and the new trucks purchased earlier in the year.

Southern

Revenues for the Southern division decreased by $0.5 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily to lower activity levels for water transfer services, including our permanent disposal water pipeline, partially offset by higher disposal volumes. The lower activity levels for water transfer services is due to a decrease in trucking volumes during the period primarily from one major customer. Additionally, water transfer revenues are lower in the current year period due to pricing pressures for our permanent disposal water pipeline. Volumes received in our disposal wells not connected to our pipeline increased by an average of 1,421 barrels per day (or 6.8%) during the current year period, while the volumes received in the disposal wells connected to the pipeline increased by an average of 10,418 barrels per day (or 32.6%) during the current year period.

Direct operating costs decreased during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 as a result of the lower water transfer activity levels. Direct operating costs as a percentage of revenue increased to 78.4% in the current year as compared to 72.3% in the prior year period. Operating loss remained flat as compared to the prior year period. Depreciation and amortization expense was $0.3 million lower during the current year period.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended September 30, 2019 were $1.0 million lower than those reported for the three months ended September 30, 2018 due primarily to lower compensation costs as a result of headcount reductions.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Nine Months Ended
	September 30,		Increase (Decrease)
	2019	2018	2019 versus 2018
Service revenue	$119,101	$136,541	$(17,440)	(12.8)%
Rental revenue	11,864	11,732	132	1.1%
Total revenue	130,965	148,273	(17,308)	(11.7)%
Costs and expenses:
Direct operating expenses	101,371	120,449	(19,078)	(15.8)%
General and administrative expenses	15,529	31,183	(15,654)	(50.2)%
Depreciation and amortization	27,340	36,731	(9,391)	(25.6)%
Impairment of long-lived assets	237	4,563	(4,326)	(94.8)%
Other, net	(10)	1,117	(1,127)	(100.9)%
Total costs and expenses	144,467	194,043	(49,576)	(25.5)%
Operating loss	(13,502)	(45,770)	(32,268)	(70.5)%
Interest expense, net	(3,997)	(3,695)	302	8.2%
Other income, net	457	683	(226)	(33.1)%
Reorganization items, net	(200)	(1,609)	(1,409)	(87.6)%
Loss before income taxes	(17,242)	(50,391)	(33,149)	(65.8)%
Income tax expense	(171)	(69)	102	147.8%
Net loss	$(17,413)	$(50,460)	$(33,047)	(65.5)%
Service Revenue
On a consolidated basis, service revenue for the nine months ended September 30, 2019 was $119.1 million, down $17.4 million, or 12.8%, from $136.5 million in the prior year period. The decrease in service revenues is primarily due to decreases in water transfer services in all three divisions, partially offset by increases in disposal services in all three divisions. Additionally, $1.8 million in revenues associated with the Eagle Ford Shale area were included in service revenues in the prior year but did not reoccur in the current year due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As the primary causes of the decreases in water transfer services and increases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.
Rental Revenue
Rental revenue for the nine months ended September 30, 2019 was $11.9 million, up $0.1 million as compared to the prior year period. The prior year period included $0.3 million of rental revenues for the Eagle Ford Shale area that did not reoccur in the current year due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. When removing the impact of the Eagle Ford exit, rental revenues increased by $0.4 million during the nine months ended September 30, 2019, primarily as a result of pricing increases implemented in the Rocky Mountain division.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2019 were $101.4 million, compared to $120.4 million in the prior year period. The decrease in direct operating expenses is primarily attributable to lower activity levels for water transfer services during the period. However, direct operating expenses improved to 77.4% of revenues from 81.2% in the prior year period as a result of favorable service mix due to more higher margin work and active cost reduction efforts during the past year. (See “Segment Operating Results” below for further details on each division.)

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2019 amounted to $15.5 million, down $15.7 million from $31.2 million in the prior year period. The decrease was primarily due to lower compensation costs as general and administrative expenses for the nine months ended September 30, 2018 included $14.0 million in compensation costs related to the departure of our former Chief Executive Officer. Additionally, headcount reductions in the Rocky Mountain and Corporate divisions also contributed to the lower compensation costs during the current year period.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2019 was $27.3 million, down approximately $9.4 million from $36.7 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets.
Impairment of long-lived assets
During 2019, management approved plans to sell real property located in the Northeast and Rocky Mountain divisions. The real property qualified to be classified as held for sale and as a result was recorded at the lower of net book value or fair value less costs to sell, which resulted in long-lived asset impairment charges of $0.2 million during the nine months ended September 30, 2019. Of the impairment charges recorded during the nine months ended September 30, 2019, $0.1 million related to the Northeast division and $0.1 million related to the Rocky Mountain division.

During the nine months ended September 30, 2018, management approved plans to sell certain assets located in the Southern division and real property in the Corporate division, both as a result of exiting the Eagle Ford Shale area. In addition, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division. We recorded an impairment charge of $4.6 million for these assets during the nine months ended September 30, 2018. Of the $4.6 million recorded during the nine months ended September 30, 2018, $4.2 million related to the Southern division, $0.1 million related to the Northeast division, and $0.3 million related to the Corporate division.

Other, net
On March 1, 2018, the Board determined it was in the best interests of the Company to cease our operations in the Eagle Ford Shale area. (See Note 13 in the Notes to the Condensed Consolidated Financial Statements for further information on the Eagle Ford exit.) The total costs related to the exit recorded during the nine months ended September 30, 2018 were $1.1 million.

During the nine months ended September 30, 2019, we recorded final adjustments to the accrued lease liabilities for the both the Eagle Ford exit and the Mississippian exit in 2015 as further payments were not required.

Interest Expense, net
Interest expense, net during the nine months ended September 30, 2019 was $4.0 million, or $0.3 million higher than the $3.7 million in the prior year period. The higher interest expense is primarily due to additional finance leases recorded upon the adoption of ASC 842 as of January 1, 2019.
Other Income, net
Other income, net was $0.5 million for the nine months ended September 30, 2019, compared to $0.7 million in the prior year period. The other income, net in the current year period is primarily comprised of $0.2 million of insurance proceeds for business interruption coverage. Additionally, we recorded a $31.5 thousand gain associated with the change in the fair value of the derivative warrant liability during the nine months ended September 30, 2019, compared to a $0.3 million gain during the nine months ended September 30, 2018. See Note 9 and Note 12 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses directly associated with the 2017 chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations for the nine months ended September 30, 2019 and September 30, 2018. These fees are primarily comprised of professional, legal and insurance fees, and other continuing fees related to our 2017 chapter 11 filing. Included in Reorganization items, net for the nine months ended September 30, 2018 was $1.3 million in chapter 11 fees paid to the United States Trustee for the District of Delaware.

Income Taxes

The income tax expense for the nine months ended September 30, 2019 was $171.0 thousand as compared to $69.0 thousand for the nine months ended September 30, 2018. The primary item impacting income taxes for the nine months ended September 30, 2019 was the valuation allowance against our deferred tax assets. See Note 14 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.
Segment Operating Results: Nine Months Ended September 30, 2019 and 2018
The following table shows operating results for each of our segments for the nine months ended September 30, 2019 and 2018:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Nine months ended September 30, 2019
Revenue	$81,866	$33,165	$15,934	$—	$130,965
Direct operating expenses	64,205	27,072	10,094	—	101,371
Operating income/(loss)	1,115	(4,398)	(1,334)	(8,885)	(13,502)

Nine months ended September 30, 2018
Revenue	$97,334	$29,966	$20,973	$—	$148,273
Direct operating expenses	77,702	26,696	16,051	—	120,449
Operating loss	(3,041)	(8,086)	(10,497)	(24,146)	(45,770)
Rocky Mountain

Revenues for the Rocky Mountain division decreased by $15.5 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to a $9.9 million decrease in water transfer revenues from lower trucking volumes outsourced to third parties and a $4.8 million reduction in water transfer revenues from lay flat temporary hose. The decrease in trucking volumes outsourced to third parties was due to less fresh water and flowback hauling from well completion projects in the geographical areas that we serve. The decrease in water transfer service revenues from lay flat temporary hose during the nine months ended September 30, 2019 was due to the increased competition for this service during the current year. Total disposal service revenue increased slightly during the current year period. Disposal volumes in our salt water disposal wells increased by an average of 10,484 barrels per day (or 28.3%), while disposal volumes at our landfill decreased by 12,293 tons (or 7.7%) due to fewer rigs operating near our landfill, coupled with pricing pressures from competing landfills. Rental revenues also increased by 4.0% in the current year period due to pricing increases implemented during the current year.

For the Rocky Mountain division, direct operating costs decreased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to decreased water transfer activity. Direct operating costs improved as a percentage of revenue to 78.4% in the current year as compared to 79.8% in the prior year period. The Rocky Mountain division had $1.1 million in operating income during the current year period, as opposed to a $3.0 million loss in the prior year period, due primarily to $5.1 million in lower depreciation and amortization expense. Additionally, the nine months ended September 30, 2019 also included a $0.1 million long-lived asset impairment charge (as previously discussed above in the consolidated results).

Northeast

Revenues for the Northeast division increased by $3.2 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to higher disposal volumes as a result of the additional wells associated with the Clearwater Acquisition in the fourth quarter of 2018. The Clearwater wells accounted for $6.7 million of disposal service revenues, with disposal volumes averaging 10,533 barrels per day, for the nine months ended September 30, 2019. This was partially offset by lower activity levels for water transfer services due primarily to the continued industry trend of water reuse in the Northeast. Exploration and production companies have not slowed production in the region due to long-term commitments. However, due to the downward pricing pressures on natural gas, these companies have been forced to reduce costs on the service side by maximizing water reuse. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, the average number of drivers increased by 5.0% as compared to the prior year period, however, total billable hours were down 9.0% from the prior year. Our legacy disposal wells decreased by an average of 1,862 barrels per day (or 34.2%) during the current year period as a result of the water reuse, as well as efficiencies gained from re-routing to the geographically favorable Clearwater wells.

For the Northeast division, direct operating costs increased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to the higher disposal volumes. Direct operating costs improved as a percentage of revenue to 81.6% in the current year as compared to 89.1% in the prior year period due to the increase in higher margin disposal services in the current year period. Operating loss improved by $3.7 million over the prior year period due primarily to $1.4 million in lower depreciation and amortization expense.

Southern

Revenues for the Southern division decreased by $5.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to lower activity levels for water transfer services, including our permanent disposal water pipeline, partially offset by higher disposal volumes. The lower activity levels for water transfer services is due to a decrease in trucking volumes from several key customers in the division. Additionally, water transfer revenues are lower in the current year period due to pricing pressures for our permanent disposal water pipeline. Volumes received in our disposal wells not connected to our pipeline increased by an average of 2,662 barrels per day (or 10.4%) during the current year period, while the volumes received in the disposal wells connected to the pipeline increased by an average of 7,980 barrels per day (or 21.0%) during the current year period.

In the Southern division, direct operating costs decreased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to the lower activity levels for water transfer services. Direct operating costs as a percentage of revenue improved to 63.3% in the current year as compared to 76.5% in the prior year period due to the increase in higher margin disposal services in the current year period. Operating loss improved by $9.2 million over the prior year period due to $5.3 million in restructuring and impairment charges during the nine months ended September 30, 2018 in connection with the Eagle Ford exit, as well as $2.8 million in lower depreciation and amortization expense in the current year period.

Corporate/Other
The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the nine months ended September 30, 2019 were $14.9 million lower than those reported for the nine months ended September 30, 2018 due primarily to $14.0 million in compensation costs related to the departure of our former Chief Executive Officer in the first quarter of 2018. Operating loss for the Corporate division improved by $15.3 million due to the aforementioned compensation cost reduction and $0.3 million in non-recurring impairment charges in the prior year period.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Net cash provided by operating activities was $4.6 million for nine months ended September 30, 2019. Total liquidity as of September 30, 2019, consisting of cash and available borrowings, was $19.9 million. Our sources of cash for 2019 have included cash generated by our operations, asset sales, proceeds from the offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”) and borrowings from our Revolving Facility (as defined herein). Based on our current sources of cash, we believe we have adequate liquidity to meet our current and future needs.
Our Second Lien Term Loan Agreement (as defined herein) contains delayed draw term loans in the aggregate amount of approximately $5.7 million which expire on the later of the date of the discharge of all obligations under the Credit Agreement (as defined herein) and August 7, 2019. As the obligations under the Credit Agreement remain outstanding as of September 30, 2019, we continue to have access to the $5.7 million delayed draw term loans. These term loans have never been drawn.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Nine Months Ended
	September 30,
Net cash provided by (used in):	2019	2018
Operating activities	$4,595	$4,220
Investing activities	(2,515)	9,454
Financing activities	(5,626)	(3,531)
Net change in cash, cash equivalents and restricted cash	$(3,546)	$10,143

Operating Activities

Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2019. The net loss, after adjustments for non-cash items, provided cash of $10.8 million, compared to $1.5 million in the corresponding 2018 period. Changes in operating assets and liabilities used $6.2 million in cash primarily due to decreases in accounts payable and accrued liabilities. The non-cash items and other adjustments included $27.3 million of depreciation and amortization, stock-based compensation expense of $1.7 million, long-lived asset impairment charges of $0.2 million, offset by a $1.8 million gain on the sale of assets.

Net cash provided by operating activities was $4.2 million for the nine months ended September 30, 2018. The net loss, after adjustments for non-cash items, provided cash of $1.5 million. Changes in operating assets and liabilities provided $2.7 million in cash primarily due to a decrease in accounts receivable and an increase in accounts payable and other accrued expenses. The non-cash items and other adjustments included $36.7 million of depreciation and amortization, stock-based compensation expense of $11.5 million, long-lived asset impairment charges of $4.6 million, offset by a $0.9 million gain on the sale of assets and $0.3 million gain resulting from the change in the fair value of the derivative warrant liability.

Investing Activities

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2019 and primarily consisted of $7.3 million of purchases of property, plant and equipment, offset by $4.8 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet for water transfer and disposal services.
Net cash provided by investing activities was $9.5 million for the nine months ended September 30, 2018 which consisted primarily of $19.1 million of proceeds from the sale of property, plant and equipment, offset by $9.7 million of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $5.6 million for the nine months ended September 30, 2019 and was primarily comprised of $31.4 million in cash payments for the Bridge Term Loan (as defined herein), $3.6 million of payments on the First Lien Term Loan (as defined herein) and Second Lien Term Loan (as defined herein) and $1.7 million of payments on finance leases and other financing activities, offset by $31.1 million of proceeds received from the issuance of stock for the completed Rights Offering.
Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2018 and consisted of $2.1 million of payments on the First Lien Term Loan and Second Lien Term Loan and $1.4 million of payments on finance leases and other financing activities.
Capital Expenditures
Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Within the past year, we have reinvested more heavily in our service lines and growth projects, including the purchase of new trucks, new lay flat temporary hose equipment, as well as expenditures to extend the useful life and productivity on our existing fleet of trucks, equipment and disposal wells. Cash required for capital expenditures for the nine months ended September 30, 2019 totaled $7.3 million compared to $9.7 million for the nine months ended September 30, 2018. These capital expenditures were offset by proceeds received from the sale of under-utilized or non-core assets of $4.8 million and $19.1 million in the nine months ended September 30, 2019 and 2018, respectively.

Historically, a portion of our transportation-related capital requirements were financed through capital leases which are now called finance leases under ASC 842. (See Note 1 and Note 3 in the Notes to the Condensed Consolidated Financial Statements herein for more information on the adoption of ASC 842 as of January 1, 2019.) We had $8.0 million of equipment additions under finance leases during the nine months ended September 30, 2019. We did not enter into any new finance leases during the nine months ended September 30, 2018.

We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our planned capital expenditures for the remainder of 2019 and for 2020 could be financed through cash flow from operations, borrowings under the Revolving Facility and Second Lien Term Loan, finance leases, other financing structures, or a combination of the foregoing.

Indebtedness
As of September 30, 2019, we had $36.9 million of indebtedness outstanding, consisting of $18.8 million under the first lien term loan (the “First Lien Term Loan”) granted under the First Lien Credit Agreement, entered August 7, 2017, by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company (the “Credit Agreement”), $9.5 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Agreement, dated August 7, 2017, by and among the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”), and the Company (the “Second Lien Term Loan Agreement”), and $8.6 million of finance leases. Our revolving facility extended to the Company pursuant to the Credit Agreement (the “Revolving Facility”), First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of September 30, 2019, we were in compliance with all covenants.
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

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our contractual obligations at September 30, 2019 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2018 Annual Report on Form 10-K.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies in the nine months ended September 30, 2019 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2019, we repurchased an aggregate of 8,782 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock units to certain of our employees.

Set forth below is a summary of the share repurchases, by period, during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
July 1, 2019 to July 31, 2019	—	$—
August 1, 2019 to August 31, 2019	8,782	3.88
September 1, 2019 to September 30, 2019	—	—
Total shares repurchased and total average price per share	8,782	$3.88

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE American.

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

Date:	November 6, 2019

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stacy W. Hilgendorf
Name:	Stacy W. Hilgendorf
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)