Form 10-K
period 2019-12-31
Nuverra Environmental Solutions, Inc.
filed 2020-03-10
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-33816
__________________________________

 (A Delaware Corporation)
 __________________________________
I.R.S. Employer Identification No. 26-0287117
6720 N. Scottsdale Road, Suite 190, Scottsdale, AZ 85253
Telephone: (602) 903-7802
 __________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	NES	NYSE American
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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6.9 million based on the closing sale price of $4.11 on such date as reported on the NYSE American exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of confirmation by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of February 29, 2020 was 15,761,082.
__________________________________
Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the Definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

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

•	our ability to attract and retain key executives and qualified employees in strategic areas of our business;

•	our ability to attract and retain a sufficient number of qualified truck drivers in light of industry-wide driver shortages and high-turnover;

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

•
natural disasters, such as hurricanes, earthquakes and floods, pandemics or acts of terrorism, or extreme weather conditions, that may impact our business locations, assets, including wells or pipelines, distribution channels, or which otherwise disrupt our or our customers’ operations or the markets we serve; and

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
Overview and Operations
Nuverra provides water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our business operations are organized into three geographically distinct divisions: the Rocky Mountain division, the Northeast division, and the Southern division. Within each division, we provide water transfer services, disposal services, and rental and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas.
Rocky Mountain Division
The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. According to the Assumptions to the Annual Energy Outlook 2020: Oil and Gas Supply Module report issued in January of 2020 by the United States Energy Information Administration with data as of January 1, 2018 (the “EIA 2020 Report”), the Bakken and Three Forks shale formations contain an estimated 16.9 billion barrels of technically recoverable oil reserves and 12.0 trillion cubic feet (or “Tcf”) of technically recoverable natural gas. The EIA 2020 Report notes that estimates of technically recoverable resources are highly uncertain, with early estimates tending to vary and shift significantly over time as new geological information is gained through drilling, or as long-term productivity is clarified or improved through technology and better management practices.
We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of December 31, 2019, we had 353 employees in the Rocky Mountain division.
Water Transfer Services
We manage a fleet of 204 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
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
Northeast Division
The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. According to the EIA 2020 Report, the Marcellus shale area is the largest natural gas field in North America with approximately 310.6 Tcf of technically recoverable natural gas and 1.3 billion barrels of technically recoverable oil reserves, while the Utica shale area is estimated to have approximately 249.0 Tcf of technically recoverable natural gas and 1.1 billion barrels of technically recoverable oil reserves.
We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown, West Virginia, Somerset and Wellsboro, Pennsylvania, and Cadiz, Ohio. Additionally, we operate a corporate support office near Pittsburgh, Pennsylvania. As of December 31, 2019, we had 236 employees in the Northeast division.
Water Transfer Services
We manage a fleet of 201 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
Disposal Services
We manage a network of 14 owned and leased salt water disposal wells with current and permitted capacity of approximately 32 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.
Southern Division
The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. The Haynesville shale area is the fourth largest natural gas-producing basin in North America, with an estimated 174.2 Tcf of technically recoverable natural gas according to the EIA 2020 Report.
We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Spring, Texas. As of December 31, 2019, we had 71 employees in the Southern division.
Water Transfer Services
We manage a fleet of 34 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.
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
Disposal Services

We manage a network of 7 owned and leased salt water disposal wells that are not connected to our pipeline with current capacity of approximately 48 thousand barrels of water per day, and permitted capacity of approximately 100 thousand barrels of water per day.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Southern division. These assets include tanks and winch trucks used in drilling and completion activities.
Business Strategy
Nuverra strives to be a leader in the oilfield services sector by providing value to our customers through an integrated service offering of water management solutions. Our strategy is focused on: (1) reinvesting in our core business in order to drive organic growth and provide a stable revenue stream, (2) maximizing our asset base to capitalize on favorable industry trends, (3) providing high quality, safe and reliable service to our customers, (4) hiring, training and retaining the best employees and (5) applying technology to optimize and streamline transaction processing.
We try to focus on the produced water sub-sector across our geographies as produced water is generated with or without drilling rig activity. While prices fluctuate throughout each industry cycle, produced water volumes typically increase or remain relatively stable. Spears & Associates, an industry market share research firm, estimates in their January 2020 report entitled, “The US Oilfield Water Management Services Market” (the “Report”) that produced water volumes for disposal are projected to increase at a 2% compounded annual growth rate over the 2019 to 2025 timeframe.
Through our network of assets strategically located in the Rocky Mountain, Northeast and Southern regions, we have built a strong reputation in the industry by providing our customers with excellent service quality over many years. Nonetheless, we maintain rigorous focus on the key buying factors that determine whether our customer will use our services, such as: commitment to health, safety and environment (“HS&E”); service quality including regulatory compliance; price; capacity and proximity; and technology. We continue to evolve our service offerings to address the critical value drivers while adapting to the changing water management industry. The current trend of integrated gathering and disposal systems is driving increased use of water pipelines, although not all geographic regions are able to utilize pipelines in a cost effective manner due to terrain and other limiting factors. Our saltwater disposal wells (or “SWDs”) and pipeline are an integral part of our produced water business that provide core assets we can leverage to provide incremental offerings on existing disposal and water midstream projects. We are also evaluating additional service line growth opportunities. As we continue to refine our portfolio and footprint, we may consider opportunistic asset sales to provide additional capital to fund our growth investments.
Market Overview
Nuverra operates in the large and fragmented market for water management. Spears & Associates estimates in their Report that the 2019 market size in the United States (or “U.S.”) for oilfield water management will be approximately $23.2 billion. The primary services in Spears & Associates’ market estimate include water disposal, water hauling, water treatment, water acquisition, water storage, water flowback, and water transfer services. Nuverra provides the majority of these services, but does not have a presence in all U.S. geographic markets. Therefore, management believes there is significant opportunity for market share gains as the Company expands its resources. Spears & Associates’ projects in their Report that the U.S. oilfield water hauling market will be approximately $6.6 billion in 2020 and is projected to reach $8.0 billion in 2025 for a compounded annual growth rate of 4% over the 2019 to 2025 timeframe.
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
A significant part of the Company’s service offering involves trucking operations. Nuverra’s fleet of approximately 440 trucks positions the Company among the top 100 Private Carriers according to Transport Topics’ 2019 Top 100 Private Carriers. The Company is experiencing the same driver shortage challenge that most U.S. trucking companies are facing. Drivers decreased by 3% during 2019 despite efforts to increase truck driver recruitment and retention during the year. Hiring and retaining qualified drivers continues to be a top initiative for 2020.
In general, drilling and completion activities in the oil and natural gas industry are affected by the market prices (or anticipated prices) for those commodities. However, there is no guarantee that oil and natural gas prices will remain stable or increase, drilling and completion activities in basins will remain stable or increase, or we will continue to see demand for our services.

Oil and natural gas prices remain volatile and another prolonged downturn in oil and natural gas prices, or a decrease in completion activities could materially and adversely affect our financial condition, results of operations and cash flows in the future.
Customers
Our customers include major domestic and international oil and natural gas companies, foreign national oil and natural gas companies and independent oil and natural gas production companies. For the year ended December 31, 2019, our three largest customers represented 31% of our total consolidated revenues. The loss of any one of these three customers could have a material adverse effect on the Company.
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
Operating Risks
Our operations are subject to hazards inherent in our industry, including accidents and fires that could cause personal injury or loss of life, damage to or destruction of property, equipment and the environment, suspension of operations and litigation, as described in Note 20 of the Notes to the Consolidated Financial Statements herein, associated with these hazards. Because our business involves the transportation of environmentally regulated materials, we may also experience traffic accidents or pipeline breaks that may result in spills, property damage and personal injury. We have implemented a comprehensive HS&E program designed to minimize accidents in the workplace, enhance our safety programs, maintain environmental compliance and improve the efficiency of our operations.
Governmental Regulation, Including Environmental Regulation and Climate Change
Our operations are subject to stringent United States federal, state and local laws and regulations concerning the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Additional laws and regulations, or changes in the interpretations of existing laws and regulations, that affect our business and operations may be adopted, which may in turn impact our financial condition. The following is a summary of the more significant existing HS&E laws and regulations to which our operations are subject.
Hazardous Substances and Waste
The United States Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA” or the “Superfund” law), and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies.
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
State Environmental Regulations
Our operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. In Texas, we are subject to rules and regulations promulgated by the Texas Railroad Commission (the “RRC”) and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality. In Louisiana, we are subject to rules and regulations promulgated by the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources as to environmental and water quality issues, and the Louisiana Public Service Commission as to allocation of intrastate routes and territories for waste water transportation. In Pennsylvania, we are subject to the rules and regulations of the Pennsylvania Department of Environmental Protection and the Pennsylvania Public Service Commission. In Ohio, we are subject to the rules and regulations of the Ohio Department of Natural Resources and the Ohio Environmental Protection Agency. In North Dakota, we are subject to the rules and regulations of the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, and the North Dakota State Water Commission. In Montana, we are subject to the rules and regulations of the Montana Department of Environmental Quality and the Montana Board of Oil and Gas.

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
Saltwater Disposal Wells
We operate saltwater disposal wells that are subject to the CWA, the Safe Drinking Water Act, or “SDWA,” and state and local laws and regulations, including those established by the Underground Injection Control (“UIC”) Program of the United States Environmental Protection Agency, or “EPA,” which establishes minimum requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. Our saltwater disposal wells are located in Louisiana, Montana, North Dakota, Ohio and Texas. Regulations in many states require us to obtain a permit to operate each of our saltwater disposal wells in those states. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our saltwater wells is likely to result in pollution of freshwater, tremors or earthquakes, substantial violation of permit conditions or applicable rules, or leaks to the environment. Any leakage from the subsurface portions of the saltwater wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and claims by third parties for property damages and personal injuries.
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
Employees
As of December 31, 2019, we had approximately 700 full time employees, of whom 265 were executive, managerial, sales, general, administrative, and accounting staff, and 435 were truck drivers, service providers and field workers. We have not experienced, and do not expect, any work stoppages, and believe that we maintain a satisfactory working relationship with our employees.
Emergence from Chapter 11 Reorganization
On May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases, subject to certain conditions as set forth therein. See Note 25 on “Emergence from Chapter 11 Reorganization” of the Notes to Consolidated Financial Statements herein for additional details.

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 26 on “Fresh Start Accounting” of the Notes to Consolidated Financial Statements herein for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the condensed consolidated financial statements on or after August 1, 2017, are not comparable with the condensed consolidated financial statements prior to that date.

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

A substantial and extended decline in oil and natural gas prices could result in significant reductions in our customers’ operating and capital expenditures, which could have a material adverse effect on our financial condition, results of operations and cash flows. Any extended decline could result in diminished demand for oilfield services and downward pressure on the prices customers are willing to pay for services such as ours. There is no guarantee that oil and natural gas prices will remain stable or increase, drilling and completion activities in basins will remain stable or increase, or we will see an increase in the demand for our services.

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
As discussed more fully in Note 8 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations Impairment of Long-Lived Assets and Impairment of Goodwill” included in Item 7 herein, during the year ended December 31, 2019 we recorded a goodwill impairment charge of $29.5 million leaving no remaining goodwill on the consolidated balance sheet. Additionally, we recorded total impairment charges of $0.8 million, $4.8 million and $4.9 million for long-lived assets classified as held for sale during the years ended December 31, 2019, 2018, and 2017 respectively, which were included in “Impairment of long-lived assets” in the consolidated statements of operations. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.
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
The development of our business and services, excluding acquisition activities, requires capital expenditures. During the year ended December 31, 2019, we made gross cash capital expenditures of approximately $8.2 million, which included the purchase of new trucks as well as expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. We continue to focus on finding ways to improve the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. In addition to capital expenditures required to maintain our current level of business activity, we may incur capital expenditures to support future growth of our business.
We expect our capital spending levels in 2020 to decrease. Prolonged reductions or delays in capital expenditures could delay or diminish future cash flows and adversely affect our business and results of operations. Our planned capital expenditures for 2020 are expected to be financed through cash flow from operations, finance leases, borrowings under our credit facility and term loan facilities, or a combination of the foregoing. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to further reduce or defer our capital spending, or pursue other funding alternatives which may not be as economically attractive to us, which in turn could have a materially adverse effect on our financial condition, results of operations and cash flows.
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
We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers represented 31% of our total consolidated revenues for the year ended December 31, 2019 and in total equaled 32% of our consolidated accounts receivable at December 31, 2019. The loss of all, or even a portion, of the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. A reduction in exploration, development and production activities by key customers due to the current declines in oil and natural gas prices, or otherwise, could have a material adverse effect on our financial condition, results of operations and cash flows.
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

The hazards and risks associated with the transport, storage, and handling, and disposal of our customers’ waste (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our employees, customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. As more fully described in Note 20 of the Notes to Consolidated Financial Statements herein, due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or otherwise adversely affect our business.
The implementation by governmental bodies of tariffs or trade quotas, or changes to certain inter-governmental trade agreements, could, among other things, increase the costs of fuel or equipment used in our business, or negatively impact our customers’ business in a manner that reduces demand for our services.  To the extent we incur fuel price increases, we may not be able to recover such increases through pricing increases or fuel price surcharges, which could have an adverse affect on our business.

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

Our business is subject to risks, many of which are beyond our control. We are self-insured for many of these risks, and our insurance policies may not be adequate to cover all insured losses that we might incur in our operations.

Our operations are subject to operational hazards, including accidents or equipment failures that can cause pollution and other damage to the environment, injuries to persons or property, and interruptions in business operations. Pursuant to applicable law, we may be required to remediate the environmental impact of any such accidents or incidents, which may include costs related to site investigation and soil, groundwater and surface water cleanup. In addition, hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, fires, explosions, pollution and other damage to the environment, and hydrocarbon spills may delay or halt operations at locations we service. These conditions can cause:

•	personal injury or loss of life;

•	liabilities from pipeline breaks and accidents by our fleet of trucks and other equipment;

•	fires and explosions;

•	damage to or destruction of property, equipment and the environment;

•	losses from the suspension of our or other parties’ business operations; and

•	lightning strikes to our saltwater disposal wells and oilfield equipment.

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

We self-insure against a significant portion of these liabilities. For losses in excess of our self-insurance limits, we maintain insurance from unaffiliated commercial carriers. However, our insurance may not be adequate to cover all losses or liabilities that we might incur in our operations. We maintain insurance coverage that we believe to be customary in the industry against these hazards. We may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, the coverage provided by such insurance may be inadequate, or insurance premiums or other costs could make such insurance prohibitively expensive. It is also possible that, when we renew our insurance coverages, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive, than it has been in the past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination. In addition, because we are self-insured for certain liabilities, the accrual of reserves for potential losses could cause our operating results to fluctuate significantly, and the ultimate incurrence of any of these liabilities could have a material negative impact on our financial condition.

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
We may be adversely affected by natural disasters, pandemics (including the recent coronavirus outbreak) and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations or reduce customer demand for our services.
Natural disasters, adverse weather conditions, floods, pandemics (including the recent coronavirus outbreak), acts of terrorism and other catastrophic or geo-political events may cause damage or disruption to our operations, international commerce, and the global economy, or could result in market disruption or reduced customer demand for our services, any of which could have an adverse effect on our business, operating results, and financial condition.
The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should worsen, we may experience disruptions to customer demand for our services, to commodities markets generally, to the availability of fuel, equipment and other materials, to our workforce, or to our business relationships with subcontractors and other third-parties. Any such disruptions could increase our costs or otherwise have a material adverse impact on our business operations, operating results and financial condition.
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

Pursuant to United States Internal Revenue Code Section 382, if we undergo an ownership change, the net operating loss carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our net operating losses generated prior to the ownership change. We have determined that an ownership change occurred on April 15, 2016 as a result of the debt restructuring that occurred during fiscal 2016. In addition, another ownership change occurred on August 7, 2017 as a result of the chapter 11 reorganization described further in Note 25. The limitation under Section 382 may result in federal net operating loss carryforwards expiring unused. Subject to the impact of those rules as a result of past or future restructuring transactions, we may be unable to use all or a significant portion of our net operating loss carryforwards to offset future taxable income.
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

Although we reduced the amount of our debt by approximately $500 million as a result of the reorganization in 2017, as of December 31, 2019, we had approximately $36.5 million of total debt. Our level of indebtedness, onerous and restrictive collateral blocks on revolver capacity, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

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

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, some or all of which may be secured. As of December 31, 2019, we had no borrowings under our revolving credit facility. Although the terms of our credit facilities limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances, some or all of which may be secured. In addition, our lenders may consent to the incurrence of additional debt. As disclosed in our Form 8-K filed with the SEC on October 5, 2018, in October 2018 we incurred additional debt from our existing lenders in conjunction with our acquisition of Clearwater. We may incur additional debt in connection with future acquisitions. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our indebtedness.

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

Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility and first lien term loan facility. Our revolving credit facility and first lien term loan facility carry a floating interest rate; therefore, as interest rates increase, so will our interest costs, which may have a material adverse effect on our financial condition, results of operations and cash flows. In 2018, the United States Federal Reserve raised interest rates four times, however, rates were then subsequently lowered three times during 2019.

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

This Annual Report on Form 10-K reflects the consummation of the Plan and the adoption of fresh start accounting. As a result, our financial statements from and after the Effective Date will not be comparable to our financial statements for prior periods. This will make it difficult for shareholders to assess our performance in relation to prior periods. Please see Note 26 on “Fresh Start Accounting” in the Notes to Consolidated Financial Statements for further information.

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

At the time of our emergence from bankruptcy, we granted registration rights to certain stockholders. The shares of our outstanding common stock held by these stockholders were registered pursuant to a registration statement filed pursuant to the Securities Act and declared effective by the SEC on May 3, 2018. In addition, on January 3, 2019, an additional 3,220,330 shares were issued to these stockholders pursuant to a rights offering. The shares held by these stockholders constitute approximately 90% of our outstanding common stock as of February 29, 2020, all of which may be sold in the public markets.

Furthermore, as of February 29, 2020, there were 118,137 warrants outstanding, which were issued to the holders of our pre-Effective Date 2018 Notes and holders of certain claims relating to the rejection of executory contracts and unexpired leases. The exercise price of the warrants is $39.82. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market.

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

We may raise additional capital by issuing shares of common stock, or other securities convertible into common stock, which will increase the number of shares of common stock outstanding and may result in substantial dilution in the equity interest of our current shareholders and may adversely affect the market price of our common stock. On January 3, 2019, 3,381,894 shares were issued to stockholders pursuant to a rights offering. We had 15,761,082 shares outstanding as of February 29, 2020. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our shareholders.

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
Our business involves the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials. Accordingly, we are subject to health and environmental regulations established by federal, state, and local authorities. We also are subject to laws, ordinances, and regulations governing the investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for recycling or disposal. In particular, CERCLA imposes strict joint and several liability on owners and operators of facilities at, from, or to which a release of hazardous substances has occurred; on parties that generated hazardous substances that were released at such facilities; and on parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted comparable statutes. Under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination. Claims alleging personal injury or property damage also could be brought against us based on alleged exposure to hazardous substances resulting from our operations.
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
The EPA has been reviewing the potential environmental impacts of hydraulic fracturing activities. On February 11, 2014, the EPA released a revised UIC program permitting guidance for wells that use diesel fuels during hydraulic fracturing activities to clarify how companies can comply with a 2005 federal law that exempts hydraulic fracturing operations from the UIC permit requirement, except where diesel fuel is used as a fracturing fluid. On July 16, 2015, the EPA’s Inspector General (IG) issued a report entitled “Enhanced EPA Oversight and Action Can Further Protect Water Resources From the Potential Impacts of Hydraulic Fracturing” stating that the EPA should enhance its oversight of permit issuance for hydraulic fracturing by state and develop a plan for responding to concerns about chemicals used in hydraulic fracturing. On May 19, 2014, the EPA issued an Advance Notice of Proposed Rulemaking announcing its intention to develop a rule under the Toxic Substances Control Act (“TSCA”) to require disclosure of chemicals used in hydraulic fracturing. While the EPA’s regulatory agenda previously estimated that the EPA would issue a proposed TSCA rule in June 2018, the agency withdrew the action in March 2018. The EPA’s regulatory agenda stated, however, that the withdrawal does not preclude the EPA from developing a similar action in the future. On October 15, 2012, new EPA regulations under the CAA went into effect that require reductions in certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells. In May 2016, the EPA issued new CAA regulations to reduce methane emissions from oil and gas operations, including hydraulic fracturing, although in September 2018 the EPA proposed revisions to limit certain provisions of the regulations.
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
Some regulators have adopted or are considering additional requirements for hydraulic fracturing related to seismic activities. For example, in April 2014, the Ohio Department of Natural Resources issued new guidelines that require companies to install seismic monitors for any horizontal drilling within 3 miles of a known fault or area of seismic activity greater than 2.0 magnitude and allow regulators to halt drilling in the event of an earthquake greater than 1.0 magnitude. In Texas, the RRC amended its existing oil and natural gas disposal well regulations to require applicants for new disposal wells to conduct seismic activity searches utilizing the U.S. Geological Survey to assess whether the RRC should impose limits on existing wells, including a temporary injection ban. Arkansas has prohibited waste-water injection in certain areas of the state due to concerns that hydraulic fracturing may be related to increased earthquake activity. Such laws and regulations could delay or curtail production of oil and natural gas by our customers, and thus reduce demand for our services.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance and warehouse facilities, and a landfill facility in seven other states. We also own or lease 48 saltwater disposal wells in Louisiana, Montana, North Dakota, Ohio and Texas as of December 31, 2019. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under our credit facility) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses.
We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.
Item 3. Legal Proceedings
We are party to legal proceedings and potential claims arising in the ordinary course of our business, including, but not limited to, claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. See “Legal Matters” section in Note 20 of the Notes to the Consolidated Financial Statements herein for a description of our legal proceedings.
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
Holders
As of February 29, 2020, there were three shareholders of record of our common stock. The majority of the shares are held by CEDE & CO., a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees.  In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.
Dividends
We have not paid any dividends on our common stock to date, and we currently do not intend to pay dividends in the future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors (the “Board”) and will be subject to other limitations as may be contained in our agreements governing our indebtedness. It is the present intention of the Board to retain all earnings, if any, for use in our business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.
Unregistered Sales of Equity Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2019.
Repurchases of Equity Securities

During the three months ended December 31, 2019, there were no repurchases of our common stock.

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
Statement of Operations Data

	Successor			Predecessor
	Years Ended December 31,		Five Months Ended December 31,	Seven Months Ended July 31,	Years Ended December 31,
	2019	2018	2017	2017	2016	2015
($ in thousands except per share data)
Total revenue	$168,238	$197,474	$80,188	$95,883	$152,176	$356,699
Operating loss	(50,102)	(52,300)	(40,959)	(36,660)	(117,338)	(144,839)
(Loss) income from continuing operations (1)(2)(3)(4)	(54,937)	(59,263)	(47,895)	168,611	(167,621)	(195,167)
(Loss) income from discontinued operations, net of income taxes (5)	—	—	—	—	(1,235)	(287)
Net (loss) income	(54,937)	(59,263)	(47,895)	168,611	(168,856)	(195,454)

Weighted average shares outstanding:
Basic	15,676	11,829	11,696	150,940	90,979	27,681
Diluted	15,676	11,829	11,696	174,304	90,979	27,681

Earnings per common share:
Basic (loss) income from continuing operations	$(3.50)	$(5.01)	$(4.09)	$1.12	$(1.84)	$(7.05)
Basic loss from discontinued operations	—	—	—	—	(0.01)	(0.01)
Net (loss) income per basic common share	$(3.50)	$(5.01)	$(4.09)	$1.12	$(1.85)	$(7.06)

Diluted (loss) income from continuing operations	$(3.50)	$(5.01)	$(4.09)	$0.97	$(1.84)	$(7.05)
Diluted loss from discontinued operations	—	—	—	—	(0.01)	(0.01)
Net (loss) income per diluted common share	$(3.50)	$(5.01)	$(4.09)	$0.97	$(1.85)	$(7.06)

(1)
Loss from continuing operations for the year ended December 31, 2019 included goodwill impairment charges of $29.5 million. See Note 8 in the Notes to the Consolidated Financial Statements herein for further information.

(2)
Income from continuing operations for the seven months ended July 31, 2017 included $223.5 million of “Reorganization items, net,” which included the $194.8 million net gain on debt discharge as a result the chapter 11 filing and fresh start accounting. See Note 26 in the Notes to the Consolidated Financial Statements herein for further information.

(3)	Loss from continuing operations for the year ended December 31, 2016 included long-lived asset impairment charges of $42.2 million.

(4)	Loss from continuing operations for the year ended December 31, 2015 included a goodwill impairment charge of $104.7 million.

(5)
Relates to the sale of Thermo Fluids Inc. (“TFI”). The disposition of TFI with was completed on April 11, 2015. The final post-closing working capital reconciliation was completed during the year ended December 31, 2016.

Balance Sheet Data

	Successor			Predecessor
	As of December 31,			As of December 31,
	2019	2018	2017	2016	2015
($ in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$4,788	$7,302	$5,488	$994	$39,309
Total current assets	41,539	49,507	53,423	33,478	94,481
Property, plant and equipment, net	190,817	215,640	229,874	294,179	406,188
Goodwill (1)	—	29,518	27,139	—	—
Total assets (1)	236,099	295,936	311,322	342,604	522,619
Current portion of long-term debt (2)	6,430	38,305	5,525	465,835	499,709
Current liabilities	22,127	64,570	28,387	492,967	545,087
Long-term debt (2)	30,005	27,628	33,524	5,956	11,758
Total liabilities (2)	61,667	99,509	68,349	511,670	560,890
Total shareholders’ equity (deficit)	174,432	196,427	242,973	(169,066)	(38,271)

(1)
When we reviewed goodwill for impairment as of October 1, 2019, we determined that it was more likely than not that the fair value of the reporting units were less than their carrying value. As a result, we completed the goodwill impairment test and determined that the fair value of all three reporting units was less than the carrying amount, resulting in a goodwill impairment charge of $29.5 million during the year ended December 31, 2019. See Note 8 in the Notes to the Consolidated Financial Statements herein for further details on the goodwill impairment during 2019.

The goodwill balance as of December 31, 2018 is the result of an acquisition made during 2018 and the fresh start accounting upon emergence from chapter 11 in 2017. See Note 6 and Note 26 in the Notes to the Consolidated Financial Statements herein for further information.
Previously, goodwill was reduced to zero in 2015 as a result of a goodwill impairment charge of $104.7 million.

(2)
The current portion of long-term debt as of December 31, 2018 included $32.5 million for a bridge term loan which was used to fund an acquisition made during 2018. On January 2, 2019, we received aggregate gross proceeds of $32.5 million from a rights offering and repaid the bridge term loan in full. See Note 12 and Note 15 in the Notes to the Consolidated Financial Statements herein for further information.

The decrease in the current portion of long-term debt, long-term debt and total liabilities as of December 31, 2017 is a result of approximately $470.0 million in debt obligations being settled as part of the reorganization adjustments under fresh start accounting upon emergence from chapter 11. See Note 25 and Note 26 in the Notes to the Consolidated Financial Statements herein for further information.
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
Company Overview
Nuverra provides water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our business operations are organized into three geographically distinct divisions: the Rocky Mountain division, the Northeast division, and the Southern division. Within each division, we provide water transfer services, disposal services, and rental and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas.
Rocky Mountain Division
The Rocky Mountain division is our Bakken Shale area business. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of December 31, 2019, we had 353 employees in the Rocky Mountain division.
Water Transfer Services
We manage a fleet of 204 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
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
Northeast Division
The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown, West Virginia, Somerset and Wellsboro, Pennsylvania, and Cadiz, Ohio. Additionally, we operate a corporate support office near Pittsburgh, Pennsylvania. As of December 31, 2019, we had 236 employees in the Northeast division.
Water Transfer Services

We manage a fleet of 201 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
Disposal Services
We manage a network of 14 owned and leased salt water disposal wells with current and permitted capacity of approximately 32 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.
Southern Division
The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Spring, Texas. As of December 31, 2019, we had 71 employees in the Southern division.
Water Transfer Services
We manage a fleet of 34 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.
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
Acquisitions

On October 5, 2018, we completed the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (collectively, “Clearwater”) for an initial purchase price of $42.3 million, subject to customary working capital adjustments (the “Clearwater Acquisition”). Clearwater is a supplier of waste water disposal services used by the oil and gas industry in the Marcellus and Utica shale areas. Clearwater has three salt water disposal wells in service, all of which are located in Ohio. This acquisition expanded our service offerings in the Marcellus and Utica shale areas in our Northeast division. Refer to Note 6 in the Notes to Consolidated Financial Statements for additional information.

Emergence from Chapter 11 Reorganization

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

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 26 on “Fresh Start Accounting” in the Notes to the Consolidated Financial Statements for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the condensed consolidated financial statements on or after August 1, 2017, are not comparable with the condensed consolidated financial statements prior to that date.

References to “Successor” or “Successor Company” refer to the financial position and results of operations of the reorganized Company subsequent to July 31, 2017. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on and prior to July 31, 2017.
Trends Affecting Our Operating Results
Our results are affected by capital expenditures made by the exploration and production operators in the shale basins in which we operate. These capital expenditures determine the level of drilling and completion activity which determines the amount and volume of produced water, water for fracking, flowback water, drill cuttings and rental equipment requirements that determine the demand for our services. The primary drivers of these expenditures are current or anticipated prices of crude oil and natural gas. Prices declined throughout 2019. Crude prices as measured by the average price per barrel of West Texas Intermediate averaged $56.98 in 2019 compared to $65.23 in 2018. Natural gas prices as measured by the Henry Hub Natural Gas index averaged $2.56 in 2019 compared to $3.15 in 2018. Prices have continued to decline in 2020 and the same crude index was $44.76 on February 28, 2020 and natural gas prices were $1.93 on February 25, 2020.
A second important trend has been the focus of Wall Street and investors in the energy sector to encourage exploration and production operators to spend as a function of the cash flow they generate. Historically, as a result of accommodating debt and equity markets, exploration and production companies have been able to spend in excess of the cash flow generated by the business. This current trend has brought increased capital discipline to exploration and production companies who are careful to make more selective capital allocation decisions. It is expected that this trend, in addition to the lower commodity prices, will force exploration and production companies to spend approximately 15% less in 2020 than they spent in 2019.
A third trend we have observed is the increase in infrastructure to handle produced water. Many believe the economics of fixed infrastructure are more attractive than using trucks. As a result, we have seen a number of independent water midstream businesses emerge and grow as well as a number of exploration and production operators developing their own infrastructure. These businesses are direct competitors to our trucking operations. This phenomenon is most noticeable in the Bakken and Haynesville regions. We have not seen this trend in the Northeast. We are making concerted efforts to connect our salt water disposal network to pipeline infrastructure.
We have seen the growth of lay flat hose as a means of getting freshwater to drilling sites where terrain and water sources make temporary pipeline more cost effective than trucking freshwater. The lay flat hose is an above-ground temporary source of water that in certain locations is more economical to exploration and production operators than the trucking of fresh water to completion locations. We have seen new entrants in the business creating significant pricing pressure. An important part of this business is access to fresh water sources. We do not have the same access to fresh water sources as some of our competitors and have thus been disadvantaged in many of the bids we participated in throughout 2019. We have hired a dedicated employee to focus on improving access to fresh water sources.
Lastly, we have seen an increase in reuse and water sharing in the Northeast. Some of our customers are using produced and flowback water for fracking as they have determined it is more economical to transport produced water to sites than it is to dispose of the water. Operators are also sharing water with other operators to avoid disposal. This work still requires trucking services, but is generally shorter haul work done at an hourly rate which negatively impacts our revenues.
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
While we have agreements in place with certain of our customers to establish pricing for our services and various other terms and conditions, these agreements typically do not contain minimum volume commitments or otherwise require the customer to use us.  Accordingly, our customer agreements generally provide the customer the ability to change the relationship by either in-sourcing some or all services we have historically provided or by contracting with other service providers.  As a result, even with respect to customers with which we have an agreement to establish pricing, the revenue we ultimately receive from that customer, and the mix of revenue among lines of services provided, is unpredictable and subject to variation over time.
Results of Operations: Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor
	Year Ended December 31,		Increase (Decrease)
	2019	2018	2019 vs 2018
Revenue:
Service revenue	$152,541	$181,793	$(29,252)	(16.1)%
Rental revenue	15,697	15,681	16	0.1%
Total revenue	168,238	197,474	(29,236)	(14.8)%
Costs and expenses:
Direct operating expenses	131,019	158,896	(27,877)	(17.5)%
General and administrative expenses	20,864	38,510	(17,646)	(45.8)%
Depreciation and amortization	36,183	46,434	(10,251)	(22.1)%
Impairment of long-lived assets	766	4,815	(4,049)	(84.1)%
Impairment of goodwill	29,518	—	29,518	—
Other, net	(10)	1,119	(1,129)	(100.9)%
Total costs and expenses	218,340	249,774	(31,434)	(12.6)%
Operating loss	(50,102)	(52,300)	2,198	(4.2)%
Interest expense, net	(5,227)	(5,973)	746	(12.5)%
Other income, net	502	896	(394)	(44.0)%
Reorganization items, net	(200)	(1,679)	1,479	(88.1)%
Loss before income taxes	(55,027)	(59,056)	4,029	(6.8)%
Income tax benefit (expense)	90	(207)	297	(143.5)%
Net loss	$(54,937)	$(59,263)	$4,326	(7.3)%
Service Revenue
Service revenue consists of fees charged to customers for water transfer services, disposal services and other service revenues associated with the drilling, completion, and ongoing production of shale oil and natural gas. On a consolidated basis, service revenue for the year ended December 31, 2019 was $152.5 million, down $29.3 million, or 16.1%, from $181.8 million for the year ended December 31, 2018. The largest contributors to the decline in service revenues were Rocky Mountain third party trucking activity and lay flat hose projects, slower trucking activity in the Northeast due to customers moving to reuse of produced water and overall activity declines and, in the South, the loss of a large customer that historically consumed a material percentage of the capacity on our Haynesville pipeline. These declines were partially offset by an increase in disposal revenues in all three divisions. Additionally, $1.8 million in revenues associated with the Eagle Ford Shale area were included in service revenues in the prior year but did not reoccur in the current year due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As the primary causes of the decreases in water transfer services and increases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue
Rental revenue consists of fees charged to customers for use of equipment owned by us, as well as other fees charged to customers for services, such as delivery and pickup of equipment. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions. Rental revenue for the year ended December 31, 2019 was $15.7 million, up $16.0 thousand, or 0.1%, from the year ended December 31, 2018. The prior year period included $0.3 million of rental revenues for the Eagle Ford Shale area that did not reoccur in the current year due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. When removing the impact of the Eagle Ford exit, rental revenues increased by $0.3 million primarily as a result of pricing increases implemented in the Rocky Mountain division.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2019 were $131.0 million, compared to $158.9 million for the year ended December 31, 2018, a decrease of 17.5%. While the decrease in direct operating expenses is primarily attributable to lower activity levels for water transfer services during the period, direct operating expenses improved to 77.9% of revenues from 80.5% in the prior year period as a result of favorable service mix due to more higher margin work, a reduction in outsourced trucking and active cost reduction efforts during the past year. (See “Segment Operating Results” below for further details on each division.)
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2019 were $20.9 million, down $17.6 million from $38.5 million for the year ended December 31, 2018. The decrease in general and administrative expenses is primarily attributable to higher compensation costs in the prior year, including $15.3 million related to the departures of our former Chief Executive Officer and Chief Financial Officer. Additionally, general and administrative expenses in 2018 included $1.3 million in transaction fees for the acquisition of Clearwater.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2019 was $36.2 million, down $10.3 million from $46.4 million for the year ended December 31, 2018. The decrease is primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets, assets becoming fully depreciated and assets being classified as held for sale with the resulting cessation of depreciation.
Impairment of Long-Lived Assets

During the year ended December 31, 2019, management approved plans to sell real property located in the Northeast and Rocky Mountain divisions. The real property qualified to be classified as held for sale and as a result was recorded at the lower of net book value or fair value less costs to sell, which resulted in long-lived asset impairment charges of $0.8 million, of which $0.6 million related to the Northeast division and $0.1 million related to the Rocky Mountain division.

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
Impairment of Goodwill

When we reviewed goodwill for impairment as of October 1, 2019, we determined that it was more likely than not that the fair value of the reporting units were less than their carrying value. As a result, we completed the goodwill impairment test and determined that the fair value of all three reporting units was less than the carrying amount, resulting in a goodwill impairment charge of $29.5 million during the year ended December 31, 2019, which is a full impairment of all existing goodwill. Of the $29.5 million recorded for goodwill impairment during 2019, $21.9 million related to the Northeast division, $4.9 million related to the Rocky Mountain division, and $2.7 million related to the Southern division. The majority of the goodwill associated with this impairment was established based on valuation work completed at the time of the Company’s emergence from bankruptcy. During 2019, enterprise valuations in the energy sector materially decreased resulting in a lower estimated valuation of the Company and the impairment charge. See Note 8 in the Notes to the Consolidated Financial Statements herein for further details on the goodwill impairment during 2019.
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

During the year ended December 31, 2019, we recorded final adjustments to the accrued lease liabilities for the both the Eagle Ford exit and the Mississippian exit in 2015 as further payments were not required.
Interest Expense, net
Interest expense, net during the year ended December 31, 2019 was $5.2 million compared to $6.0 million for the year ended December 31, 2018. The lower interest expense is primarily due to repayment of the Successor Bridge Term Loan (as defined below) in January of 2019 and continued principal payments on the Successor First and Second Lien Term Loans (as defined below), offset by additional finance leases recorded upon the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) as of January 1, 2019 and as a result of our heavy duty truck replacement project.
Other Income, net
Other income, net was $0.5 million for the year ended December 31, 2019 compared to $0.9 million for the year ended December 31, 2018. The decrease is primarily attributable to a $34.0 thousand gain associated with the change in the fair value of the derivative warrant liability during the year ended December 31, 2019, compared to a $0.4 million gain during the year ended December 31, 2018. We issued warrants with derivative features upon our emergence from chapter 11 during 2017. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 13 and Note 14 in the Notes to the Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the consolidated statements of operations for the years ended December 31, 2019 and 2018. These fees are primarily comprised of professional, legal and insurance fees, and other continuing fees related to our 2017 chapter 11 filing. Included in Reorganization items, net for the year ended December 31, 2018 was $1.3 million in chapter 11 fees paid to the United States Trustee for the District of Delaware. See Note 26 in the Notes to the Consolidated Financial Statements herein for further details.
Income Taxes
The income tax benefit for the year ended December 31, 2019 was $0.1 million (a 0.2% effective rate) compared to expense of $0.2 million (a (0.4%) effective rate) in the prior year. The effective tax rate in 2019 is primarily the result of the change in the deferred tax liability attributable to long-lived assets. See Note 18 in the Notes to the Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Years Ended December 31, 2019 and 2018

The following table shows operating results for each of our segments for the years ended December 31, 2019 and 2018 (in thousands):

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Year ended December 31, 2019
Revenue	$103,552	$44,001	$20,685	$—	$168,238
Direct operating expenses	81,529	35,836	13,654	—	131,019
Operating loss	(5,022)	(27,977)	(5,208)	(11,895)	(50,102)

Year ended December 31, 2018
Revenue	$127,758	$43,564	$26,152	$—	$197,474
Direct operating expenses	101,855	37,660	19,381	—	158,896
Operating loss	(2,782)	(9,059)	(11,396)	(29,063)	(52,300)

Rocky Mountain

Revenues for the Rocky Mountain division decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 due primarily to a $14.3 million decrease in overall water transfer revenues largely stemming from lower trucking volumes outsourced to third parties and an $8.0 million reduction in water transfer revenues from lay flat temporary hose projects. The decrease in trucking volumes outsourced to third parties was due to less fresh water and flowback hauling from well completion projects in the geographical areas that we serve. In addition, some of this third party work was replaced by operators using lay flat hose. The decrease in water transfer service revenues from lay flat temporary hose during 2019 was due to increased overall competition for this service and more specifically from competitors that had better access to water sources. Disposal volumes in our salt water disposal wells increased by an average of 8,379 barrels per day (or 21.7%) and revenue increased proportionally. Disposal volumes at our landfill decreased by 12,260 tons (or 6.1%) due to fewer rigs operating near our landfill, coupled with pricing pressures from competing landfills rendering our facility less attractive to customers relative to the competition. Rental revenues increased by 2.1% in the current year period due to pricing increases implemented during the current year.

For the Rocky Mountain division, direct operating costs decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 due primarily to decreased water transfer activity. Direct operating costs improved as a percentage of revenue to 78.7% in the current year as compared to 79.7% in the prior year period. The Rocky Mountain division had a $5.0 million operating loss during the current year period, as opposed to a $2.8 million loss in the prior year period, due primarily to the aforementioned factors as well as a $4.9 million goodwill impairment charge.

Northeast

Revenues for the Northeast division increased slightly during the year ended December 31, 2019 as compared to the year ended December 31, 2018. During 2019, natural gas prices, as measured by the Henry Hub Natural Gas index decreased 36% from $3.25 in 2018 to $2.09 in 2019, contributing to a 30% rig count reduction as of December 2019 in the Northeast operating area from 74 in 2018 to 52 in 2019. Also, as a result of pricing declines, customers sought to reduce costs and turned to the reuse of production water in completion activities leading to a reduction in both price and activity for our water transfer services. During 2019, we experienced a shift of approximately 50% of our transportation revenue from disposal wells to reuse. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells and partially negates our considerable competitive advantage of having higher barrel capacity trailers hauling to better positioned disposal wells. As a result, overall billable trucking hours declined 9% and revenue decreased from $33.9 million to $29.6 million on a year-over-year basis. However, the Clearwater Acquisition presented a transportation cost savings due to its proximity to customers and generated saltwater disposal revenues sufficient to offset the declines in trucking.

For the Northeast division, direct operating costs decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to proportionally higher disposal volumes which generate lower costs on a dollar of revenue as compared to our trucking operations. Direct operating costs improved as a percentage of revenue to 81.4% in the current year as compared to 86.4% in the prior year period due to the increase in higher margin disposal services. Operating loss was $18.9 million higher in the current year due mainly to total impairment charges of $22.5 million for goodwill and long-lived assets held for sale, partially offset by $1.4 million in lower depreciation and amortization expense.

Southern

Revenues for the Southern division decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to three primary factors: a $2.1 million decrease in revenue due to management’s decision to exit the Eagle Ford shale area in 2018, a $1.9 million decrease in pipeline revenue and a $1.1 million decline in trucking revenue. In the Southern division, despite the overall decline in revenue due to pricing pressures, the volume of water transported by our pipeline increased in 2019 driven by a number of new customers acquired to replace the loss of a sizable customer’s pipeline volumes. The volumes from this particular customer largely ceased in May 2019. Disposal revenue was effectively flat with pricing decreases negating the slight increase in volumes. Trucking total billed hours were down approximately 24% in 2019 and revenue decreased $1.1 million due to overall lower customer activity in the region. During 2019, natural gas prices, as measured by the Henry Hub Natural Gas index, decreased 36% from $3.25 in 2018 to $2.09 in 2019, leading to a rig count reduction of 15% in the Southern operating area from 62 in 2018 to 53 in 2019.

In the Southern division, direct operating costs decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 with direct operating costs as a percentage of revenue improving to 66.0% in the current year as compared to 74.1% in the prior year period due to an increase in higher margin disposal services relative to trucking services. Operating loss improved by $6.2 million over the prior year period due to $5.5 million in restructuring and impairment charges during the year ended December 31, 2018 in connection with the Eagle Ford exit, while goodwill impairment charges were $2.7 million during the current year. Additionally, there was $3.0 million in lower depreciation and amortization expense in the current year period.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the year ended December 31, 2019 were $16.8 million lower than those reported for the year ended December 31, 2018 due primarily to $15.3 million in compensation costs related to the departure of our former Chief Executive Officer and Chief Financial Officer during 2018. Operating loss for the Corporate division improved by $17.2 million due to the aforementioned compensation cost reduction and $0.3 million in non-recurring impairment charges in the prior year period.

Results of Operations: Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Successor		Predecessor
	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,	Increase (Decrease)
	2018	2017	2017	2018 vs 2017 (Combined)
Revenue:
Service revenue	$181,793	$72,395	$86,564	$22,834	14.4%
Rental revenue	15,681	7,793	9,319	(1,431)	(8.4)%
Total revenue	197,474	80,188	95,883	21,403	12.2%
Costs and expenses:
Direct operating expenses	158,896	67,077	81,010	10,809	7.3%
General and administrative expenses	38,510	10,615	22,552	5,343	16.1%
Depreciation and amortization	46,434	38,551	28,981	(21,098)	(31.2)%
Impairment of long-lived assets	4,815	4,904	—	(89)	(1.8)%
Other, net	1,119	—	—	1,119	—
Total costs and expenses	249,774	121,147	132,543	(3,916)	(1.5)%
Operating loss	(52,300)	(40,959)	(36,660)	25,319	32.6%
Interest expense, net	(5,973)	(2,187)	(22,792)	19,006	76.1%
Other income, net	896	411	4,247	(3,762)	(80.8)%
Reorganization items, net	(1,679)	(5,507)	223,494	(219,666)	(100.8)%
(Loss) income from before income taxes	(59,056)	(48,242)	168,289	(179,103)	(149.2)%
Income tax (expense) benefit	(207)	347	322	(876)	(130.9)%
Net (loss) income	$(59,263)	$(47,895)	$168,611	$(179,979)	(149.1)%
Service Revenue
Service revenue for the year ended December 31, 2018 was $181.8 million, up $22.8 million, or 14.4%, from $159.0 million for the year ended December 31, 2017. Service revenue growth was driven primarily by increased customer demand for our disposal services in all divisions as average operating drilling rigs increased 16% over the prior year in the basins we serve. Additionally, we saw improvements in activity levels for water transfer services in the Rocky Mountain and Northeast divisions, offset by a decrease in activity levels for water transfer services, including our permanent disposal water pipeline, in the Southern division. Pricing increases in all divisions also contributed to the increase in service revenue during 2018. Due to management’s decision to exit the Eagle Ford shale area as of March 1, 2018, only $1.8 million in revenues associated with the Eagle Ford shale area were included in service revenues for the year ended December 31, 2018, while $8.8 million was included in service revenue during the prior year.
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
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2018 were $158.9 million, compared to $148.1 million for the year ended December 31, 2017, an increase of 7.3%. The increase in direct operating expenses was primarily a result of higher revenues resulting from increased demand for our services. Direct operating expenses improved to 80.5% of revenues from 84.1% in 2017 as a result of fixed cost leverage and pricing increases, which was partially offset by the increased usage of higher cost third party drivers to satisfy increased customer demand, particularly in the Rocky Mountain division.

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2018 were $38.5 million, up $5.3 million from $33.2 million for the year ended December 31, 2017. The increase in general and administrative expenses was primarily attributable to higher compensation costs, including $15.3 million related to the 2018 departure of our former Chief Executive Officer and Chief Financial Officer, offset by decreases in legal and professional fees. Additionally, general and administrative expenses in 2018 included $1.3 million in transaction fees for the acquisition of Clearwater. General and administrative expense for the year ended December 31, 2017 included $8.8 million in legal and professional fees for our chapter 11 filing that were incurred prior to the May 1, 2017 filing date. The legal and professional fees for our chapter 11 filing incurred after the May 1, 2017 filing date have been included in “Reorganization items, net” for the year ended December 31, 2017.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2018 was $46.4 million, down $21.1 million from $67.5 million for the year ended December 31, 2017. The decrease was primarily the result of higher depreciation recorded during the year ended December 31, 2017 as a result of a higher depreciable asset base with shorter useful lives due to the new fair values applied by fresh start accounting upon emergence from chapter 11. This primarily impacted depreciation expense for the first six months after the application of fresh start accounting as of July 31, 2017.
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
Other, net
On March 1, 2018, the Board determined it was in the best interest of the Company to cease our operations in the Eagle Ford shale area. In making this determination, the Board considered a number of factors, including among other things, the historical and projected financial performance of our operations in the Eagle Ford shale area, pricing for our services, capital requirements and projected returns on additional capital investment, competition, scope and scale of our business operations, and recommendations from management. We substantially exited the Eagle Ford shale area as of June 30, 2018. The total costs related to the exit recorded during the year ended December 31, 2018 were $1.1 million.
Interest Expense, net
Interest expense, net during the year ended December 31, 2018 was $6.0 million compared to $25.0 million for the year ended December 31, 2017. The decrease was primarily due to the reduction in our outstanding debt balance during 2017 as a result of the consummation of the Plan. Our average debt balance during the year ended December 31, 2018 was $52.5 million, compared to an average debt balance of $255.4 million during the year ended December 31, 2017.
Other Income, net
Other income, net was $0.9 million for the year ended December 31, 2018 compared to $4.7 million for the year ended December 31, 2017. The decrease is primarily attributable to a $0.4 million gain associated with the change in the fair value of the derivative warrant liability during the year ended December 31, 2018, compared to a $4.3 million gain during the year ended December 31, 2017. We issued warrants with derivative features upon our emergence from chapter 11 during 2017, and in connection with our debt restructuring during 2016. These instruments were accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 13 and Note 14 in the Notes to the Consolidated Financial Statements for further details on the warrants.

Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings were reported as “Reorganization items, net” in the consolidated statements of operations for the years ended December 31, 2018 and 2017, which includes the net gain on debt discharge, professional and insurance fees, debtor in possession credit agreement financing costs, retention payments, and other chapter 11 related items. Included in Reorganization items, net for the year ended December 31, 2018 was $1.3 million in chapter 11 fees paid to the US Trustee. See Note 26 in the Notes to the Consolidated Financial Statements herein for further details.
Income Taxes
The income tax expense for the year ended December 31, 2018 was $0.2 million (a (0.4%) effective rate) compared to a benefit of $0.7 million (a (0.6%) effective rate) in the prior year. The effective tax rate in 2018 was primarily the result of the change in the deferred tax liability attributable to long-lived assets. See Note 18 in the Notes to the Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Years Ended December 31, 2018 and 2017
The following table shows operating results for each of our segments for the years ended December 31, 2018 and 2017 (in thousands):

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

Rocky Mountain

Revenues for the Rocky Mountain division increased during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due primarily to increased activity for water transfer and disposal services. Specifically, water transfer service volumes increased due to increasing the driver force by 7% to service more active operating rigs in the Rocky Mountain division during the year ended December 31, 2018 as compared to the prior year. Revenue improvement also came from the purchase and deployment of additional temporary water transport pipelines in early 2018. Further, volumes at the landfill and the disposal wells also increased over the prior year. For the Rocky Mountain division, direct operating costs improved as a percentage of revenue from 84.5% in 2017 to 79.7% in 2018 as a result of fixed cost leverage and pricing increases.

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
Liquidity and Capital Resources
Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our primary sources of capital for 2019 included cash generated by our operations and asset sales, the Successor First Lien Term Loan, the Successor Second Lien Term Loan, the Successor Revolving Facility (as defined below), and the proceeds received on January 2, 2019 from our 2018 Rights Offering (as defined below). During the years ended December 31, 2019 and December 31, 2018, cash provided by operating activities was $6.5 million and $9.4 million, respectively, and losses from continuing operations were $54.9 million and $59.3 million, respectively. As of December 31, 2019, our total indebtedness was $36.5 million and total liquidity was $17.5 million, consisting of $11.7 million of cash and available borrowings under the Successor Revolving Facility and $5.7 million available as a delayed draw under the Successor Second Lien Term Loan.

The maturity date of our Successor Revolving Facility and Successor First Lien Term Loan is February 7, 2021, at which time outstanding borrowings under the Successor Revolving Facility and approximately $15.0 million of the Successor First Lien Term Loan will be due and payable. As of December 31, 2019, no borrowings were outstanding under the Successor Revolving Facility. The lenders have no obligation to provide additional loans or extend credit, and we anticipate that cash flows from operations will not be sufficient to repay these obligations at maturity.

In order to address our liquidity requirements, we initiated discussions to extend the scheduled maturity dates for both the Successor Revolving Facility and Successor First Lien Term Loan, and we executed a commitment letter with the lenders to extend the scheduled maturity dates to March 2022. We expect to finalize the extension during the first half of 2020 for both the Successor Revolving Facility and Successor First Lien Term Loan. However, absent the extension, we believe we will have sufficient liquidity to pay obligations as they come due for a period of time twelve months from the date these financial statements were issued.
The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2019 and 2018, five months ended December 31, 2017, and seven months ended July 31, 2017 (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
Net cash provided by (used in):	2019	2018	2017	2017
Operating activities	$6,519	$9,449	$(6,461)	$(18,949)
Investing activities	(1,264)	(35,318)	1,879	(66)
Financing activities	(7,503)	27,043	(3,632)	31,599
Change in cash, cash equivalents and restricted cash	$(2,248)	$1,174	$(8,214)	$12,584
Operating Activities

Net cash provided by operating activities was $6.5 million for the year ended December 31, 2019. The net loss, after adjustments for non-cash items, provided cash and restricted cash of $12.1 million in 2019 as compared to $3.9 million in 2018, as described below. Changes in operating assets and liabilities used $5.6 million primarily due to a decrease in accounts payable and accrued and other current liabilities. The non-cash items and other adjustments included $36.2 million of depreciation and amortization expense, goodwill impairment charges of $29.5 million, stock-based compensation expense of $2.0 million, and long-lived asset impairment charges of $0.8 million, partially offset by a $2.0 million accounting gain on the sale of assets.
Net cash provided by operating activities was $9.4 million for the year ended December 31, 2018. The net loss, after adjustments for non-cash items, provided cash and restricted cash of $3.9 million. Changes in operating assets and liabilities provided $5.6 million primarily due to an increase in accounts payable and accrued liabilities, as well as a decrease in prepaid expenses and other receivables. The non-cash items and other adjustments included $46.4 million of depreciation and amortization expense, stock-based compensation expense of $12.7 million, $4.8 million for impairment of long-lived assets, and a $0.3 million change in deferred income taxes, offset by a $0.9 million gain on the disposal of property, plant and equipment, a $0.4 million gain resulting from the change in the fair value of the derivative warrant liability, and bad debt recoveries of $0.3 million.
Net cash used in operating activities was $25.4 million for the year ended December 31, 2017. The net income, after adjustments for non-cash items, used cash and restricted cash of $15.6 million. Changes in operating assets and liabilities used $9.8 million primarily due to an increase in accounts receivable as a result of higher activity levels and billings in the current year, offset by lower accrued liabilities. The non-cash items and other adjustments included the non-cash reorganization items of $218.6 million arising primarily from the gain on debt discharge due to the consummation of the Plan, a $4.3 million gain resulting from the change in the fair value of the derivative warrant liability, and a $0.6 million change in deferred income taxes, all offset by $67.5 million of depreciation and amortization expense, $11.9 million in accrued interest added to debt principal, a $5.4 million loss on the disposal of property, plant and equipment, $4.9 million in impairment of long-lived assets, amortization of debt issuance costs of $2.1 million, stock-based compensation of $1.1 million, and bad debt expense of $0.9 million.
Investing Activities
Net cash used in investing activities was $1.3 million for the year ended December 31, 2019, and primarily consisted of $8.2 million for purchases of property, plant and equipment, offset by $7.0 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our trucks for water transfer and disposal services.
Net cash used in investing activities was $35.3 million for the year ended December 31, 2018, and consisted primarily of $42.3 million in cash paid for the acquisition of Clearwater (which is discussed further in Note 6 in the Notes to the Consolidated Financial Statements herein), $12.2 million for purchases of property, plant and equipment, offset by $19.1 million of proceeds from the sale of property, plant and equipment.
Net cash provided by investing activities was $1.8 million for the year ended December 31, 2017, which primarily consisted of $7.1 million of proceeds from the sale of property, plant and equipment, offset by $5.4 million of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $7.5 million for the year ended December 31, 2019 and was primarily comprised of $31.4 million in cash payments for the Successor bridge term loan, $4.9 million of payments on the Successor first and second lien term loans, $2.2 million of payments on finance leases and other financing activities, offset by $31.1 million of proceeds received from the issuance of stock for the completed Rights Offering.
Net cash provided by financing activities was $27.0 million for the year ended December 31, 2018, and consisted of $32.5 million in proceeds from the Successor bridge term loan, $10.0 million in additional proceeds under the Successor first lien term loan, offset primarily by payments of $13.4 million on the Successor first and second lien term loans and $1.9 million in payments under capital leases and other financing activities. The Successor bridge term loan proceeds were primarily related to the acquisition of Clearwater and were repaid on January 2, 2019 from the proceeds raised in the Rights Offering.
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
Capital Expenditures

Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Within the past year, we have continued to invest in our service lines, including the purchase of new trucks as well as expenditures to extend the useful life and productivity of our existing fleet of trucks, equipment and disposal wells. Cash required for capital expenditures for the year ended December 31, 2019 totaled $8.2 million compared to $12.2 million for the year ended December 31, 2018. These capital expenditures were offset by proceeds received from the sale of under-utilized or non-core assets of $7.0 million and $19.1 million in the year ended December 31, 2019 and 2018, respectively.

Historically, a portion of our transportation-related capital requirements were financed through capital leases which are now called finance leases under ASC 842. (See Note 2 and Note 5 in the Notes to the Condensed Consolidated Financial Statements herein for more information on the adoption of ASC 842 as of January 1, 2019.) We had $9.5 million of equipment additions under finance leases during the year ended December 31, 2019. We did not enter into any new finance leases during the year ended December 31, 2018.
We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale basins in which we operate. Our capital expenditures program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Our planned capital expenditures for 2020 are expected to be financed through cash flow from operations, financing leases, borrowings under our Successor credit facility and term loan facilities, or a combination of the foregoing.
Indebtedness
As of December 31, 2019, we had $36.5 million of indebtedness outstanding, consisting of $18.0 million under the Successor First Lien Term Loan, $9.0 million under the Successor Second Lien Term Loan, $0.7 million under the Vehicle Term Loan (as defined below) and $8.8 million of finance leases for vehicle financings and real property leases. Our Successor Revolving Facility, Successor First Lien Term Loan and Successor Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of December 31, 2019, we were in compliance with all covenants.

Vehicle Term Loan

On December 27, 2019, we entered into a Direct Loan Security Agreement (the “Vehicle Term Loan”) with PACCAR Financial Corp as the Secured Party. The Vehicle Term Loan was to refinance 38 trucks that were previously recorded as finance leases with balloon payments that would have been due in January of 2020. The Vehicle Term Loan matures on December 27, 2021, when the entire unpaid principal balance and interest, plus any other accrued charges, shall become due and payable. The Vehicle Term Loan shall be repaid in installments of $31,879 beginning on January 27, 2020 and on the same day of each month thereafter, with interest accruing at an annual rate of 5.27%.

Bridge Term Loan Credit Agreement and Rights Offering

In connection with the Clearwater Acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Credit Agreement”) with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”). The Bridge Term Loan Lenders were our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million (the “Successor Bridge Term Loan”), of which $22.5 million was used to finance the Clearwater Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Second Lien Term Loan Agreement (as defined below). The Bridge Term Loan Credit Agreement matured on April 5, 2019 and had an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month.

The Bridge Term Loan Credit Agreement required us to use our reasonable best efforts to effectuate and close an offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”) as soon as reasonably practicable following October 5, 2018. Upon the completion of the rights offering, we were required to prepay all outstanding amounts under the Bridge Term Loan Credit Agreement in cash in an amount equal to the net cash proceeds received from the rights offering. As discussed in Note 15 in the Notes to the Consolidated Financial Statements herein, on January 2, 2019, we received the aggregate gross proceeds from the rights offering of $31.4 million. Additionally, one of the backstop parties to the Rights Offering elected to satisfy the backstop commitment by converting $1.1 million of the Successor Bridge Term Loan to common stock. The aggregate cash proceeds from the rights offering were used to repay the remaining $31.4 million balance of the Successor Bridge Term Loan, satisfying the obligations under the Bridge Term Loan Credit Agreement, and thereby terminating the Bridge Term Loan Credit Agreement.

First Lien Credit Agreements
On the Effective Date, pursuant to the Plan, the Company entered into a new $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”) (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based lending facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses, and other general corporate purposes. The Credit Agreement also contains an accordion feature that provides for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the Credit Agreement.
The Successor Revolving Facility and the Successor First Lien Term Loan mature on February 7, 2021, at which time the Company must repay the outstanding principal amount of the Successor Revolving Facility and the Successor First Lien Term Loan, together with interest accrued and unpaid thereon. The Successor Revolving Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement. The principal amount of the Successor First Lien Term Loan amortizes in installments of $297.6 thousand paid on the first day of each calendar month through maturity. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%; however, if there is an Event of Default (as defined in the Credit Agreement), the Credit Agreement Agent, in its sole discretion, may increase the applicable interest rate at a per annum rate equal to three percentage points above the annual rate otherwise applicable thereunder.

Second Lien Term Loan Credit Agreement
On the Effective Date, pursuant to the Plan, the Company also entered into the Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington as administrative agent (the “Second Lien Term Loan Agent”), and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company a $26.8 million second lien term loan facility (the “Successor Second Lien Term Loan”), of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million (“Delayed Draw Term Loan”) is available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement. The Second Lien Term Loan Lenders extended the Successor Second Lien Term Loan, among other things, (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based revolving facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses and other general corporate purposes.
The Successor Second Lien Term Loan matures on October 7, 2021, at which time the Company must repay all outstanding obligations under the Successor Second Lien Term Loan. Payments on the principal amount of the Successor Second Lien Term Loan are made quarterly on the first day of each fiscal quarter through maturity, with such amount to be proportionally increased as the result of the incurrence of a Delayed Draw Term Loan. Amortization payments for this facility amounted to $0.3 million per quarter in 2019. Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. However, upon the occurrence and during the continuation of an Event of Default (as defined in the Second Lien Term Loan Agreement) due to a voluntary or involuntary bankruptcy filing, automatically, or any other Event of Default, at the election of the Second Lien Term Loan Agent, the Successor Second Lien Term Loan and all obligations thereunder shall bear interest at an annual rate equal to three percentage points above the annual rate otherwise applicable thereunder.

Off Balance Sheet Arrangements
As of December 31, 2019, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Allowance for Doubtful Accounts
Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables for both billed and unbilled receivables on our service and rental revenues. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, our compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Additionally, if the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $1.3 million, $1.6 million, and $1.9 million at December 31, 2019, 2018 and 2017, respectively.
Impairment of Goodwill

Our goodwill is tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. In the event a determination is made that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the goodwill impairment test must be performed. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, since we have adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value.

When we reviewed goodwill for impairment as of October 1, 2019, we determined that it was more likely than not that the fair value of the reporting units were less than their carrying value. As a result, we completed the goodwill impairment test and determined that the fair value of all three reporting units was less than the carrying amount, resulting in a goodwill impairment charge of $29.5 million during the year ended December 31, 2019. See Note 8 for further details on the goodwill impairment during 2019.
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
We recorded total impairment charges of $0.8 million for long-lived assets classified as held for sale during the year ended December 31, 2019, which was included in “Impairment of long-lived assets” in the consolidated statement of operations. During the years ended December 31, 2018 and 2017, we recorded total impairment charges of $4.8 million and $4.9 million, respectively, for long-lived assets classified as held for sale. We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable. See Note 8 in the Notes to the Consolidated Financial Statements for additional information on our impairment charges.
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
With regard to the valuation of deferred tax assets, we record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. All available evidence is considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. See Note 18 to our Consolidated Financial Statements herein for further information regarding the valuation of our deferred tax assets and the impact of new legislation.
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

Environmental and Legal Contingencies

We have established liabilities for environmental and legal contingencies. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining the liability, we consider a number of factors including, but not limited to, the jurisdiction of the claim, related claims, insurance coverage when insurance covers the type of claim and our historic outcomes in similar matters, if applicable. We are primarily self-insured against physical damage to our property, equipment and vehicles due to large deductibles or self-insurance. We are also self-insured for certain potential liabilities for third-party vehicular claims. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters, and the actual outcome could differ significantly from estimated amounts. The determination of liabilities for these contingencies is reviewed periodically to ensure that we have accrued the proper level of expense. The liability balances are adjusted to account for changes in circumstances for ongoing issues, including the effect of any applicable insurance coverage for these matters. While we believe that the amount accrued is adequate, future changes in circumstances, or in our assumptions or estimates, could impact these determinations or have a negative impact on our reported financial results.
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
Recently Issued Accounting Pronouncements

See the “Recently Issued Accounting Pronouncements” section of Note 3 on Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein for a complete description of recent accounting standards which may be applicable to our operations. The significant accounting standards that have been adopted during the year ended December 31, 2019 are described in Note 2 on Basis of Presentation in the Notes to the Consolidated Financial Statements herein.

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
Interest Rates
As of December 31, 2019, no borrowings were outstanding under the Successor Revolving Facility, while the outstanding principal balance on the Successor First Lien Term Loan was $18.0 million. Interest on the Successor Revolving Facility accrues at an annual rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus 5.25%, and interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%. The weighted average interest rate for the year ended December 31, 2019 was 7.5% for the Successor Revolving Facility and 9.5% for the Successor First Lien Term Loan. We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the year ended December 31, 2019, our net interest expense for year ended December 31, 2019 would have increased by an estimated $0.5 million.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by Regulation S-X are included in Item 15. “Exhibits, Financial Statement Schedules” contained in Part IV, Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Interim Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Due to our aggregate market value of the voting and non-voting common equity held by non-affiliates falling below $75.0 million as of June 30, 2019, and our corresponding status as a smaller reporting company, our independent registered public accounting firm, Moss Adams LLP, was not required to issue an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Audited Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets at December 31, 2019 (Successor) and 2018 (Successor)	58
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018 (Successor), Five Months Ended December 31, 2017 (Successor), and Seven Months Ended July 31, 2017 (Predecessor)	59
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019 and 2018 (Successor), Period Ended December 31, 2017 (Successor), and Period Ended July 31, 2017 (Predecessor)	60
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018 (Successor), Five Months Ended December 31, 2017 (Successor), and Seven Months Ended July 31, 2017 (Predecessor)	61
Notes to Consolidated Financial Statements	63
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

Exhibit Number		Description
4.5		Description of Registrant’s Securities (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on August 8, 2017).

10.1	†
Amended and Restated Employment Agreement, dated August 7, 2017, between Joseph M. Crabb and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.2
First Lien Credit Agreement, dated as of August 7, 2017, by and among ACF FinCo I, LP, the lenders party thereto, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.2	A
First Lien Guaranty and Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and ACF FinCo I, LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.2	B
First Lien Trademark Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and the Credit Agreement Agent (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.3
Second Lien Term Loan Credit Agreement, dated as of August 7, 2017, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.3	A
Second Lien Guaranty and Security Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc., the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.3	B
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

10.5
Intercompany Subordination Agreement, dated as of August 7, 2017, by and among Nuverra Environmental Solutions, Inc. and the other obligors named therein (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.6	†	Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.7	†
Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.8	†
Form of Notice of Grant of Time-Based Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.9	†
CEO Notice of Grant of Performance Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.10	†
CEO Notice of Grant of Time-Based Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.11	†	2018 Restricted Stock Plan for Directors (incorporated herein by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

Exhibit Number			Description
10.12	†		Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.13	†
Employment Agreement dated June 18, 2018, between Nuverra Environmental Solutions, Inc. and Robert Fox (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on June 21, 2018).

10.14
Equity Purchase Agreement, dated October 5, 2018, by and among the David Niederst Irrevocable Trust, Stillwater Seven, LLC and Nuverra Ohio Disposal LLC (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.15
First Amendment to Credit Agreement, dated October 5, 2018, by and among ACF FinCo I LP, the lenders thereto, the Company, and the other loan parties thereto (incorporated by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.16
Joinder to First Lien Guaranty and Security Agreement, dated October 5, 2018, by and among the Company, the grantors party thereto, and ACF FinCo I LP (incorporated by reference to Exhibit 10.6 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.17
First Amendment to Credit Agreement, dated October 5, 2018, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and the Company (incorporated by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.18
Second Lien Guaranty and Security Agreement Joinder, dated October 5, 2018, by and among the Company, the other grantors party thereto, and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.19
First Amendment to Intercreditor Agreement, dated October 5, 2018, by and among ACF FinCo I LP, Wilmington Savings Fund Society, FSB, and the Company (incorporated by reference to Exhibit 10.9 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.20
Joinder to Intercompany Subordination Agreement, dated October 5, 2018, by and among the obligors party thereto, ACF FinCo I LP, and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.10 to Nuverra’s Current Report on Form 8-K filed with the SEC on October 11, 2018).

10.21	†
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

101.INS		*	XBRL Instance Document

101.SCH		*	XBRL Taxonomy Extension Schema Document

Exhibit Number		Description
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*		Filed herewith
†		Compensatory plan, contract or arrangement in which directors or executive officers may participate

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 10, 2020.

Nuverra Environmental Solutions, Inc.

By:	/s/ CHARLES K. THOMPSON
Name:	Charles K. Thompson
Title:	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES K. THOMPSON	Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 10, 2020
Charles K. Thompson

/s/ KIM PROCTOR	Corporate Controller (Principal Accounting Officer)	March 10, 2020
Kim Proctor

/s/ JOHN B. GRIGGS	Director	March 10, 2020
John B. Griggs

/s/ MICHAEL Y. MCGOVERN	Director	March 10, 2020
Michael Y. McGovern

/s/ LAWRENCE A. FIRST	Director	March 10, 2020
Lawrence A. First

INDEX TO FINANCIAL STATEMENTS
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page
Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets at December 31, 2019 (Successor) and 2018 (Successor)	58
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018 (Successor), Five Months Ended December 31, 2017 (Successor), and Seven Months Ended July 31, 2017 (Predecessor)	59
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019 and 2018 (Successor), Period Ended December 31, 2017 (Successor), and Period Ended July 31, 2017 (Predecessor)	60
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018 (Successor), Five Months Ended December 31, 2017 (Successor), and Seven Months Ended July 31, 2017 (Predecessor)	61
Notes to Consolidated Financial Statements	63
Supplementary Financial Data:
The supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Nuverra Environmental Solutions, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018 (Successor), the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2019 and 2018 (Successor), the period from August 1, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through July 31, 2017 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018 (Successor) and the consolidated results of its operations, and its cash flows for the years ended December 31, 2019 and 2018 (Successor), the period from August 1, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through July 31, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis of Presentation
As discussed in Note 2 to the consolidated financial statements, on July 25, 2017, the United States Bankruptcy Court for the District of Delaware entered an order confirming the plan for reorganization, which became effective on August 7, 2017. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification Topic 852, Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods (Predecessor) as described in Note 2.

Change in Accounting Principle
As disclosed in Note 2 to the consolidated financial statements, in 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 842, and as disclosed in Note 3, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of ASC Topic No. 606.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP

Scottsdale, Arizona
March 10, 2020

We have served as the Company’s auditor since 2017.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	December 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$4,788	$7,302
Restricted cash	922	656
Accounts receivable, net	26,493	31,392
Inventories	3,177	3,358
Prepaid expenses and other receivables	3,264	2,435
Other current assets	231	1,582
Assets held for sale	2,664	2,782
Total current assets	41,539	49,507
Property, plant and equipment, net	190,817	215,640
Operating lease assets	2,886	—
Equity investments	39	41
Intangibles, net	640	1,112
Goodwill	—	29,518
Other assets	178	118
Total assets	$236,099	$295,936
Liabilities and Shareholders’ Equity
Accounts payable	$5,633	$9,061
Accrued and other current liabilities	10,064	16,704
Current portion of long-term debt	6,430	38,305
Current contingent consideration	—	500
Total current liabilities	22,127	64,570
Long-term debt	30,005	27,628
Noncurrent operating lease liabilities	1,457	—
Deferred income taxes	91	181
Long-term contingent consideration	500	—
Other long-term liabilities	7,487	7,130
Total liabilities	61,667	99,509
Commitments and contingencies
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 15,781 shares issued and 15,735 outstanding at December 31, 2019, and 12,233 issued and outstanding at December 31, 2018)	158	122
Additional paid-in capital	337,628	303,463
Treasury stock, at cost (46 shares at December 31, 2019)	(436)	—
Accumulated deficit	(162,918)	(107,158)
Total shareholders’ equity	174,432	196,427
Total liabilities and shareholders’ equity	$236,099	$295,936
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2019	2018	2017	2017
Revenue:
Service revenue	$152,541	$181,793	$72,395	$86,564
Rental revenue	15,697	15,681	7,793	9,319
Total revenue	168,238	197,474	80,188	95,883
Costs and expenses:
Direct operating expenses	131,019	158,896	67,077	81,010
General and administrative expenses	20,864	38,510	10,615	22,552
Depreciation and amortization	36,183	46,434	38,551	28,981
Impairment of long-lived assets	766	4,815	4,904	—
Impairment of goodwill	29,518	—	—	—
Other, net	(10)	1,119	—	—
Total costs and expenses	218,340	249,774	121,147	132,543
Operating loss	(50,102)	(52,300)	(40,959)	(36,660)
Interest expense, net	(5,227)	(5,973)	(2,187)	(22,792)
Other income, net	502	896	411	4,247
Reorganization items, net	(200)	(1,679)	(5,507)	223,494
(Loss) income before income taxes	(55,027)	(59,056)	(48,242)	168,289
Income tax benefit (expense)	90	(207)	347	322
Net (loss) income	$(54,937)	$(59,263)	$(47,895)	$168,611

Earnings per common share:
Net (loss) income per basic common share	$(3.50)	$(5.01)	$(4.09)	$1.12

Net (loss) income per diluted common share	$(3.50)	$(5.01)	$(4.09)	$0.97
Weighted average shares outstanding:
Basic	15,676	11,829	11,696	150,940
Diluted	15,676	11,829	11,696	174,304
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit
		Shares	Amount		Shares	Amount
Balance at December 31, 2016 (Predecessor)	$(169,066)	152,433	$152	$1,407,867	(1,514)	$(19,807)	$(1,557,278)
Stock-based compensation	457	—	—	457	—	—	—
Issuance of common stock to employees (par value $0.001)	—	32	—	—	—	—	—
Issuance of common stock for warrants exercised (par value $0.001)	—	15	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(2)	—	—	—	(12)	(2)	—
Net income	168,611	—	—	—	—	—	168,611
Balance at July 31, 2017 (Predecessor)	—	152,480	152	1,408,324	(1,526)	(19,809)	(1,388,667)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor Equity	—	(152,480)	(152)	(1,408,324)	1,526	19,809	1,388,667
Issuance of Successor common stock and warrants (par value $0.01)	290,191	11,696	117	290,074	—	—	—
Balance at August 1, 2017 (Successor)	290,191	11,696	117	290,074	—	—	—
Stock-based compensation	677	—	—	677	—	—	—
Net loss	(47,895)	—	—	—	—	—	(47,895)
Balance at December 31, 2017 (Successor)	242,973	11,696	117	290,751	—	—	(47,895)
Stock-based compensation	12,717	—	—	12,717	—	—	—
Issuance of common stock to employees (par value $0.01)	—	537	5	(5)	—	—	—
Net loss	(59,263)	—	—	—	—	—	(59,263)
Balance at December 31, 2018 (Successor)	196,427	12,233	122	303,463	—	—	(107,158)
Adjustment due to adoption of ASC 842, Leases	(823)	—	—	—	—	—	(823)
Stock-based compensation	2,026	—	—	2,026	—	—	—
Issuance of common stock for Rights Offering (par value $0.01)	32,175	3,382	34	32,141	—	—	—
Issuance of common stock to employees (par value $0.01)	—	166	2	(2)	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(436)	—	—	—	(46)	(436)	—
Net loss	(54,937)	—	—	—	—	—	(54,937)
Balance at December 31, 2019 (Successor)	$174,432	15,781	$158	$337,628	(46)	$(436)	$(162,918)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2019	2018	2017	2017
Cash flows from operating activities:
Net (loss) income	$(54,937)	$(59,263)	$(47,895)	$168,611
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,183	46,434	38,551	28,981
Amortization of debt issuance costs, net	328	186	—	2,135
Accrued interest added to debt principal	—	119	473	11,474
Stock-based compensation	2,026	12,717	677	457
Impairment of long-lived assets	766	4,815	4,904	—
Impairment of goodwill	29,518	—	—	—
Gain on sale of UGSI	—	(75)	(76)	—
(Gain) loss on disposal of property, plant and equipment	(1,967)	(895)	5,695	(258)
Bad debt (recoveries) expense	(22)	(328)	91	788
Change in fair value of derivative warrant liability	(34)	(443)	(239)	(4,025)
Deferred income taxes	(90)	265	(242)	(337)
Other, net	340	355	4,503	(11,295)
Reorganization items, non-cash	—	—	—	(218,600)
Changes in operating assets and liabilities:
Accounts receivable	4,921	1,798	(3,521)	(4,528)
Prepaid expenses and other receivables	(729)	800	(312)	472
Accounts payable and accrued liabilities	(11,014)	3,634	(5,034)	3,682
Other assets and liabilities, net	1,230	(670)	(4,036)	3,494
Net cash provided by (used in) operating activities	6,519	9,449	(6,461)	(18,949)

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	6,979	19,140	4,034	3,083
Purchases of property, plant and equipment	(8,243)	(12,241)	(2,231)	(3,149)
Proceeds from the sale of UGSI	—	75	76	—
Cash paid for acquisitions, net of cash acquired	—	(42,292)	—	—
Net cash (used in) provided by investing activities	(1,264)	(35,318)	1,879	(66)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2019	2018	2017	2017
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	—	—	—	106,785
Payments on Predecessor revolving credit facility	—	—	—	(129,964)
Proceeds from Predecessor term loan	—	—	—	15,700
Proceeds from debtor in possession term loan	—	—	—	6,875
Proceeds from Successor First and Second Lien Term Loans	—	10,000	—	36,053
Payments on Successor First and Second Lien Term Loans	(4,949)	(13,434)	(1,241)	—
Proceeds from Successor revolving facility	184,912	226,371	79,464	—
Payments on Successor revolving facility	(184,912)	(226,371)	(79,464)	—
Proceeds from Successor Bridge Term Loan	—	32,500	—	—
Payments on Successor Bridge Term Loan	(31,382)	—	—	—
Payments for debt issuance costs	—	(167)	—	(1,053)
Issuance of stock	31,057	—	—	—
Payments on finance leases and other financing activities	(2,229)	(1,856)	(2,391)	(2,797)
Net cash (used in) provided by financing activities	(7,503)	27,043	(3,632)	31,599
Change in cash, cash equivalents and restricted cash	(2,248)	1,174	(8,214)	12,584
Cash and cash equivalents, beginning of period	7,302	5,488	7,193	994
Restricted cash, beginning of period	656	1,296	7,805	1,420
Cash, cash equivalents and restricted cash, beginning of period	7,958	6,784	14,998	2,414
Cash and cash equivalents, end of period	4,788	7,302	5,488	7,193
Restricted cash, end of period	922	656	1,296	7,805
Cash, cash equivalents and restricted cash, end of period	$5,710	$7,958	$6,784	$14,998

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,259	$4,540	$1,003	$1,912
Cash paid (refunded) for taxes, net	236	668	(324)	193
Property, plant and equipment purchases in accounts payable	467	786	754	218
Common stock issued to settle Successor Bridge Term Loan	1,118	—	—	—
Conversion of accrued interest on principal debt balance	—	119	473	11,474
Deferred financing costs financed through principal debt balance	—	—	—	1,570
Deferred financing costs in accounts payable and accrued liabilities	—	441	—	—

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Nature of Business Operations

Nuverra Environmental Solutions, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) provides water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our business operations are organized into three geographically distinct divisions: the Rocky Mountain division, the Northeast division, and the Southern division. Within each division, we provide water transfer services, disposal services, and rental and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas. These services and the related revenues are further described in Note 4.
Rocky Mountain Division
The Rocky Mountain division is our Bakken Shale area business. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota.
Water Transfer Services
We manage a fleet of trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
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
Disposal Services
We manage a network of owned and leased salt water disposal wells. Our salt water disposal wells in the Rocky Mountain division are operated under the Landtech brand. Additionally, we operate a landfill facility near Watford City, North Dakota that handles the disposal of drill cuttings and other oilfield waste generated from drilling and completion activities in the region.
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
Water Transfer Services
We manage a fleet of trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.
Disposal Services

We manage a network of owned and leased salt water disposal wells. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.
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
Water Transfer Services
We manage a fleet of trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.
In the Southern division, we also own and operate an underground twin pipeline network for the collection of produced water for transport to interconnected disposal wells and the delivery of fresh water from water sources to operator locations for use in well completion activities.
Disposal Services
We manage a network of owned and leased salt water disposal wells that are not connected to our pipeline in the Southern division.
Rental and Other Services
We maintain and lease rental equipment to oil and gas operators and others within the Southern division. These assets include tanks and winch trucks used in drilling and completion activities.
Note 2 - Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In our opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein.
All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.
Unless stated otherwise, any reference to balance sheet, income statement, statement of operations and cash flow items in these accompanying audited consolidated financial statements refers to results from continuing operations. We have not included a statement of comprehensive income as there were no transactions to report in the 2019, 2018, or 2017 periods presented.
Principles of Consolidation
Our consolidated financial statements include the accounts of Nuverra and our subsidiaries. All intercompany accounts, transactions and profits are eliminated in consolidation.
On May 1, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue prepackaged plans of reorganization (together, and as amended, the “Plan”). On July 25, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan became effective on August 7, 2017 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied or waived. On June 22, 2018, the Bankruptcy Court issued a final decree and order closing the chapter 11 cases, subject to certain conditions as set forth therein. See Note 25 on “Emergence from Chapter 11 Reorganization” for additional details.

Upon emergence, we elected to apply fresh start accounting effective July 31, 2017, to coincide with the timing of our normal accounting period close. Refer to Note 26 on “Fresh Start Accounting” for additional information on the selection of this date. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the consolidated financial statements on or after August 1, 2017, are not comparable with the consolidated financial statements prior to that date.

References to “Successor” or “Successor Company” refer to the financial position and results of operations of the reorganized Company subsequent to July 31, 2017. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on and prior to July 31, 2017.

Reclassifications

Due to the decreased fair value of the derivative warrant liability, we have elected to present this item in the “Accrued and other current liabilities” line and eliminate the previously disclosed “Derivative warrant liability” line item on the consolidated balance sheets. As of December 31, 2019 and December 31, 2018, $354 and $34 thousand are included in “Accrued and other current liabilities” for our derivative warrant liability. See Note 11 for the items that comprise the “Accrued and other current liabilities” line on the consolidated balance sheets. See Note 13 and Note 14 for more information on the derivative warrant liability.
Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), replacing the previous leasing standard Accounting Standards Codification 840, Leases (“ASC 840”), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases with terms longer than 12 months on the balance sheet. Leases are to be classified as either operating or finance, with classification affecting the pattern of expense recognition in the statement of operations. The new standard was effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.

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

The adoption of the new lease standard resulted in the recognition of operating lease assets and operating lease liabilities of approximately $4.9 million, respectively, as of January 1, 2019. Additionally, as of January 1, 2019, we recorded an adjustment of $0.8 million to accumulated deficit as a result of the re-measurement of the present value of remaining lease payments for the finance leases previously recorded as capital leases. The finance lease assets and finance lease liabilities as of January 1, 2019 were $1.8 million, respectively. We believe the adoption of the new lease standard will not materially impact our results of operations, nor have a notable impact on our liquidity. See Note 5 for further information on our leases.
Note 3 - Significant Accounting Policies
Use of Estimates
Our consolidated financial statements have been prepared in conformity with GAAP. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared using the most current and best available information, however actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.
Restricted Cash

On the Effective Date, we entered into a new $45.0 million First Lien Credit Agreement (the “Credit Agreement”) by and among the lenders party thereto (the “Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Successor Revolving Facility”) and a $15.0 million senior secured term loan facility (the “Successor First Lien Term Loan”). As our collections on our accounts receivable serve as collateral on the Successor Revolving Facility, all amounts collected are initially recorded to “Restricted cash” on the consolidated balance sheet as these funds are not available for operations until our Credit Agreement Lenders release the funds to us approximately one day later. As such, we expect our restricted cash balance to be anywhere between $0.2 million and $2.0 million at any given time depending upon recent collections. We had a restricted cash balance of $0.9 million and $0.7 million as of December 31, 2019 and December 31, 2018, respectively.
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
Unbilled accounts receivable result from revenue earned for services rendered where customer billing is still in progress at the balance sheet date. Such amounts totaled approximately $10.5 million at December 31, 2019.
The following table summarizes activity in the allowance for doubtful accounts:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2019	2018	2017	2017
Balance at beginning of period	$1,590	$1,921	$1,970	$1,664
Bad debt (recoveries) expense	(22)	(328)	91	788
Write-offs, net	(303)	(3)	(140)	(482)
Balance at end of period	$1,265	$1,590	$1,921	$1,970
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of our accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.
Our derivative warrant liability is adjusted to reflect the estimated fair value at each quarter end, with any decrease or increase in the estimated fair value recorded in “Other income, net” in the consolidated statements of operations. We used Level 3 inputs for the valuation methodology of the derivative liabilities. See Note 13 and Note 14 for disclosures on the fair value of our derivative warrants.
The fair value of our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan (as defined in Note 12), and other debt obligations including a vehicle term loan and finance leases secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. See Note 12 for disclosures on the fair value of our debt instruments at December 31, 2019.
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
Expenditures for betterments that increase productivity and/or extend the useful life of an asset are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation of the assets are removed from their respective accounts, and any gains or losses are included in “Direct operating expenses” in the consolidated statements of operations. Depreciation expense was $35.7 million, $46.2 million, and $66.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is characterized as a component of “Depreciation and amortization” in the consolidated statements of operations.
Debt Issuance Costs
We capitalize costs associated with the issuance of debt and amortize them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized balance of debt issuance costs presented in “Long-term debt” was $0.1 million and $0.4 million at December 31, 2019 and 2018, respectively.

Deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset. There were no debt issuance costs that met the definition of an asset as of December 31, 2019 and 2018.
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The carrying values of goodwill at December 31, 2019 and 2018 were $0.0 million and $29.5 million, respectively (Note 9).

Our goodwill is tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. In the event a determination is made that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the goodwill impairment test must be performed. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, since we have adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (or “ASU No. 2017-04”), an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value.

When we reviewed goodwill for impairment as of October 1, 2019, due to indicators of potential impairment, we determined that it was more likely than not that the fair value of our reporting units were less than their carrying value. As a result, we completed the goodwill impairment test and determined that the fair value of all three reporting units was less than the carrying amount, resulting in a goodwill impairment charge of $29.5 million during the year ended December 31, 2019. See Note 8 for further details on the goodwill impairment during 2019.
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
We also record impairment charges for assets that are held for sale. In accordance with applicable accounting guidance, assets that are held for sale are recorded at the lower of net book value or fair value less costs to sell. These assets are reclassified to a separate line on the consolidate balance sheet called “Assets held for sale.” Upon reclassification we cease to recognize depreciation expense on the assets. If the fair value of the assets reclassified as held for sale is lower than the net book value, we record the appropriate impairment charge to write the asset down to fair value.
We recorded total impairment charges of $0.8 million, $4.8 million and $4.9 million for long-lived assets classified as held for sale, which was included in “Impairment of long-lived assets” in the consolidated statements of operations (Note 8), during the years ended December 31, 2019, 2018 and 2017, respectively.
Asset Retirement Obligations
We record the fair value of estimated asset retirement obligations associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to interest expense (Note 19). In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight line basis for disposal wells and using a units-of-consumption basis for landfill costs over the assets’ respective useful lives.
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

See Note 4 for a detailed discussion on our revenue recognition under ASC 606.

Concentration of Customer Risk

Three of our customers comprised 31%, 30% and 27% of our consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and 32%, 36% and 27% of our consolidated accounts receivable at December 31, 2019, 2018 and 2017, respectively.
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
We measure and record tax contingency accruals in accordance with GAAP which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold may be recognized or continue to be recognized. A tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. See Note 18 for further details on our income taxes.
Share-Based Compensation
Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock awards or units vest over a one, two or three year service period from the date of grant. The grant date fair value of the award is recognized to expense on a straight-line basis over the requisite service period. As of December 31, 2019, there was approximately $1.3 million of unrecognized compensation cost, net of estimated forfeitures, for unvested restricted stock awards and restricted stock units, which are expected to vest over a weighted average period of approximately 1.1 years. See Note 17 for additional information.

Advertising
Advertising costs are expensed as incurred. Advertising expense was approximately $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). Due to the issuance of ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and the fact that we are a smaller reporting company, the new standard is effective for reporting periods beginning after December 15, 2022. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the new credit loss standard effective January 1, 2023. We do not expect the new credit loss standard to have a material effect on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We plan to adopt this new ASU effective January 1, 2021. We are currently evaluating the impact the adoption of the new tax standard will have on our consolidated financial statements.

Note 4 - Revenue

On January 1, 2018, we adopted the guidance in ASC 606, including all related amendments, and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. 2017 has not been restated and continues to be reported under ASC 605, the accounting guidance in effect for that period.

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

Contract Assets

Contract Asset
Balance at the beginning of the period (January 1, 2019)	$—
Balance at the end of the period (December 31, 2019)	231
Increase/(decrease)	$231

During the three months ended June 30, 2019, we recorded a contract asset as a result of a contract modification for disposal services. Contract assets of $353.7 thousand were reclassified to trade receivables, which are being collected in due course, during the year ended December 31, 2019. The contract asset is included in “Other current assets” on the consolidated balance sheets as of December 31, 2019.

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the years ended December 31, 2019 and 2018, five months ended December 31, 2017, and seven months ended July 31, 2017:

	Successor
	For the Year Ended December 31, 2019
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$64,265	$29,944	$10,275	$—	$104,484
Disposal Services	17,778	12,491	10,150	—	40,419
Other Revenue	6,126	1,279	233	—	7,638
Total Service Revenue	88,169	43,714	20,658	—	152,541

Rental Revenue	15,383	287	27	—	15,697

Total Revenue	$103,552	$44,001	$20,685	$—	$168,238

	Successor
	For the Year Ended December 31, 2018
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$84,312	$35,134	$19,777	$—	$139,223
Disposal Services	17,660	6,409	5,636	—	29,705
Other Revenue	10,718	1,776	371	—	12,865
Total Service Revenue	112,690	43,319	25,784	—	181,793

Rental Revenue	15,068	245	368	—	15,681

Total Revenue	$127,758	$43,564	$26,152	$—	$197,474

	Successor
	For the Five Months Ended December 31, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$30,901	$14,475	$13,432	$—	$58,808
Disposal Services	5,777	975	1,859	—	8,611
Other Revenue	2,926	1,699	351	—	4,976
Total Service Revenue	39,604	17,149	15,642	—	72,395

Rental Revenue	6,883	85	825	—	7,793

Total Revenue	$46,487	$17,234	$16,467	$—	$80,188

	Predecessor
	For the Seven Months Ended July 31, 2017
	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Water Transfer Services	$38,844	$17,118	$15,764	$—	$71,726
Disposal Services	6,506	1,284	1,522	—	9,312
Other Revenue	2,975	2,240	311	—	5,526
Total Service Revenue	48,325	20,642	17,597	—	86,564

Rental Revenue	8,221	109	989	—	9,319

Total Revenue	$56,546	$20,751	$18,586	$—	$95,883

Water Transfer Services

The majority of our revenues are from the removal and disposal of flowback and produced water originating from oil and natural gas wells or the transportation of fresh water and produced water to customer sites for use in drilling and hydraulic fracturing activities by trucks or through temporary or permanent water transport pipelines. Water transfer rates for trucking are based upon either a fixed fee per barrel of disposal water or upon an hourly rate. Revenue is recognized once the water has been transferred, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our disposal water pipeline are priced at a fixed fee per disposal barrel transferred, with revenues recognized over time from when the water is injected into our pipeline until the transfer is complete. Water transfer services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

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

Note 5 - Leases

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

$2.5 million under the residual value guarantee, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

Lease Cost	Classification	Year Ended December 31, 2019
Operating lease cost (a)	General and administrative expenses	$3,034
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	2,797
Interest on lease liabilities	Interest expense, net	538
Variable lease cost	General and administrative expenses	4,184
Sublease income	Other income, net	(90)
Total net lease cost		$10,463

(a)	Includes short-term leases which represented $0.8 million of the balance for the year ended December 31, 2019.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	As of December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$2,886
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	8,202
Total lease assets		$11,088

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$1,442
Finance lease liabilities	Current portion of long-term debt	1,443
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,457
Finance lease liabilities	Long-term debt	7,341
Total lease liabilities		$11,683

(a)	Finance lease assets are recorded net of accumulated amortization of $1.7 million as of December 31, 2019.

Lease Term and Discount Rate	As of December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	25.1
Finance leases	4.3

Weighted-average discount rate:
Operating leases	8.51%
Finance leases	6.77%

Supplemental Disclosure of Cash Flow Information and Other Information	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,034
Operating cash flows from finance leases	538
Financing cash flows from finance leases	1,793

Leased assets obtained in exchange for new operating lease liabilities	$196
Leased assets obtained in exchange for new finance lease liabilities	9,469

Maturities of lease liabilities were as follows:

	As of December 31, 2019
	Operating Leases (a)	Finance Leases (b)
2020	$1,557	$2,007
2021	466	1,812
2022	325	1,812
2023	200	3,425
2024	189	344
Thereafter	6,669	1,405
Total lease payments	9,406	10,805
Less amount representing executory costs (c)	(45)	—
Net lease payments	9,361	10,805
Less amount representing interest	(6,462)	(2,021)
Present value of total lease liabilities	2,899	8,784
Less current lease liabilities	(1,442)	(1,443)
Long-term lease liabilities	$1,457	$7,341

(a)	Operating lease payments does not include any options to extend lease terms that are reasonably certain of being exercised.

(b)	Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.

(c)
Represents executory costs for all leases. We included executory costs in lease payments under ASC 840, and have elected to continue to include executory costs for both leases that commenced before and after the effective date of ASC 842.

Disclosures related to periods prior to adoption of ASC 842

Lease expense under operating leases was approximately $4.6 million during the year ended December 31, 2018, and $5.0 million for the combined Predecessor and Successor periods during the year ended December 31, 2017.

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

Note 6 - Acquisition of Clearwater

On October 5, 2018, we completed the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC (collectively, “Clearwater”) for an initial purchase price of $42.3 million, subject to customary working capital adjustments (the “Clearwater Acquisition”). Clearwater is a supplier of waste water disposal services used by the oil and gas industry in the Marcellus and Utica shale areas. Clearwater has three salt water disposal wells in service, all of which are located in Ohio. This acquisition expanded our service offerings in the Marcellus and Utica shale areas in our Northeast division not only by providing additional disposal capacity, but also by providing synergies for trucking.
Consideration consisted of $42.3 million in cash which was funded primarily by a $32.5 million bridge loan (the “Successor Bridge Term Loan”) that was repaid during 2019 with proceeds from an offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). The Successor Bridge Term Loan was extended pursuant to the Bridge Term Loan Agreement, entered October 5, 2018 (the “Bridge Term Loan Credit Agreement”), with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”). In addition, our Credit Agreement Lenders provided us with $10.0 million in additional proceeds under the Successor First Lien Term Loan which was used to finance a portion of the Clearwater Acquisition. See Note 15 on Equity for further details on the Rights Offering.
During 2019, we recorded an adjustment for the backstop fee for the Rights Offering (see Note 15) to additional paid-in-capital which was previously expensed and resulted in a credit of $0.3 million to general and administrative costs in the accompanying condensed consolidated statements of operations. Total adjusted transaction costs for the Clearwater Acquisition were $1.1 million, the majority of which were recorded during the year ended December 31, 2018. The results of operations for the Clearwater Acquisition were not material to our consolidated statement of operations for the year ended December 31, 2018.
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
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the tangible assets, which are primarily comprised of the three salt water disposal wells, was estimated using the discounted cash flow method, a form of the income approach. This method estimates the fair value of the assets based upon the present value of the expected cash flows. Estimates that impact the measurement of the tangible assets using the discounted cash flow method are the discount rate and the timing and amount of cash flows. The intangible assets acquired, which primarily consists of the trade name, were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. Estimates that impact the measurement of the intangible assets acquired are net sales projections, and the discount and royalty rates used. See Note 9 on “Goodwill and Intangible Assets” for further information on the intangible assets acquired. The entire goodwill balance is expected to be deductible for tax purposes and is all related to the Northeast division. The estimated fair value of the assets acquired and liabilities assumed represents a nonrecurring Level 3 fair value estimate.

Pro forma financial information is not presented as both the fiscal 2018 and 2017 revenues and earnings of the Clearwater Acquisition were not material to our consolidated statements of operations.
Note 7 - Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	Successor
	December 31,	December 31,
	2019	2018
Land	$8,454	$9,643
Buildings	26,401	28,146
Building, leasehold and land improvements	8,022	9,064
Pipelines	67,249	67,234
Disposal wells	76,518	75,402
Landfill	5,587	5,587
Machinery and equipment	20,430	19,389
Equipment under finance leases	9,932	8,554
Motor vehicles and trailers	39,679	36,670
Rental equipment	20,605	21,155
Office equipment	3,930	3,073
	286,807	283,917
Less accumulated depreciation	(98,003)	(73,647)
Construction in process	2,013	5,370
Property, plant and equipment, net	$190,817	$215,640

We recorded depreciation expense of $35.7 million and $46.2 million for the years ended December 31, 2019 and 2018, respectively. Depreciation expense for the seven months ended July 31, 2017 was $27.8 million, and $38.5 million for the five months ended December 31, 2017. See Note 8 for discussion on impairment charges recorded for long-lived assets during the years ended December 31, 2019 and 2018, and five months ended December 31, 2017.

Note 8 - Assets Held for Sale and Impairment of Long-Lived Assets and Goodwill
Impairment charges recorded for the years ended December 31, 2019 and 2018, and five months ended December 31, 2017 by reportable segment were as follows:

	Northeast	Southern	Rocky Mountain	Corp/Other	Total
Year Ended December 31, 2019 - Successor
Impairment of property, plant and equipment, net	$646	$—	$120	$—	$766
Impairment of goodwill	21,861	2,735	4,922	—	29,518
Total	$22,507	$2,735	$5,042	$—	$30,284

Year Ended December 31, 2018 - Successor
Impairment of property, plant and equipment, net	$69	$4,414	$—	$332	$4,815
Total	$69	$4,414	$—	$332	$4,815

Five Months Ended December 31, 2017 - Successor
Impairment of property, plant and equipment, net	$—	$238	$4,666	$—	$4,904
Total	$—	$238	$4,666	$—	$4,904
The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 3 inputs as described in Note 13.
Assets Held for Sale

During 2019, management approved plans to sell real property located in the Northeast and Rocky Mountain divisions. As a result, we began to actively market these assets, which we expect to sell within one year. In accordance with applicable accounting guidance, the real property was recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the consolidated balance sheet during year ended December 31, 2019. Upon reclassification we ceased to recognize depreciation expense on the assets. As the fair value of the real property reclassified as held for sale in the Rocky Mountain and Northeast divisions was lower than its net book value, we recorded impairment charges of $0.8 million during the year ended December 31, 2019, which is included in “Impairment of long-lived assets” on our consolidated statements of operations. Of the impairment charges recorded during the year ended December 31, 2019, $0.7 million related to the Northeast division and $0.1 million related to the Rocky Mountain division.

During the year ended December 31, 2018, management approved plans to sell certain assets located in the Southern division as a result of exiting the Eagle Ford shale area. As a result, we began to actively market these assets, which we expected to sell within one year. See Note 10 for additional details on the exit of the Eagle Ford shale area. In addition, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division, that were expected to sell within one year. As the fair value of these assets reclassified as held for sale was lower than the net book value, we recorded an impairment charge of $4.8 million, of which $4.4 million related to the Southern division for the Eagle Ford exit, $0.3 million related to the Corporate division for the sale of certain real property in Texas approved to be sold as part of the Eagle Ford exit, and $0.1 million related to the Northeast division. The $4.8 million is included in “Impairment of long-lived assets” on our consolidated statements of operations.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no indicators of impairment for our long-lived assets during the years ended December 31, 2019, 2018 or 2017.

Impairment of Goodwill

As of October 1, 2019, and prior to the annual goodwill impairment test, our goodwill balance by reportable operating segment was $21.9 million for the Northeast division, $4.9 million for the Rocky Mountain division, and $2.7 million for the Southern division. The goodwill balance is primarily due to the application of fresh start accounting upon emergence from chapter 11, which is further discussed in Note 26, with $27.1 million recorded as a result of fresh start accounting adjustments and $2.4 million recorded as a result of the acquisition of Clearwater in 2018 (as previously discussed in Note 6).

Upon completing the qualitative analysis, due to a decline in demand and pricing for our services and a decline in the market price of our common stock, we determined that potential indicators of impairment existed during 2019. Therefore, at October 1, 2019, we performed Step One of the goodwill impairment test for all three reporting units. To measure the fair value of the three reporting units, we used a combination of the discounted cash flow method and the guideline public company method. Based upon the results of the first step of the goodwill impairment test, we concluded that the fair value of all three reporting units was less than the carrying value of each reporting unit. Due to the adoption of ASU No. 2017-04, if the carrying amount of a reporting unit exceeds its fair value an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. The difference in the carrying value over the fair value for all divisions exceeded the existing goodwill balance recorded for each reporting unit. As a result, during the three months ended December 31, 2019, we recorded total goodwill impairment charges of $29.5 million, of which $21.9 million related to the Northeast division, $4.9 million for the Rocky Mountain division, and $2.7 million for the Southern division. This impairment charge is shown as “Impairment of goodwill” in the consolidated statement of operations.
Note 9 - Goodwill and Intangible Assets
Goodwill

The changes in the carrying value of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	Successor
	December 31, 2019	December 31, 2018
Balance at beginning of period	$29,518	$27,139
Additions to goodwill for acquisitions	—	2,379
Impairment of goodwill	(29,518)	—
Balance at end of period	$—	$29,518

As previously discussed in Note 8, we recorded goodwill impairment charges of $29.5 million for the Northeast, Rocky Mountain and Southern divisions during the year ended December 31, 2019. As of December 31, 2019, the goodwill balance was $0.0 million. Our goodwill balance by reportable operating segment as of December 31, 2018 was $21.9 million for the Northeast division, $4.9 million for the Rocky Mountain division, and $2.7 million for the Southern division.
Intangible Assets
The following table provides the gross carrying value, accumulated amortization, and remaining useful life for intangible assets subject to amortization as of December 31, 2019 and 2018:

	Successor
	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Disposal permits	$554	$(269)	$285	5.0
Trade name	799	(444)	355	1.0
Total intangible assets	$1,353	$(713)	$640	2.8

	Successor
	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Disposal permits	$581	$(180)	$401	5.5
Trade name	799	(88)	711	2.0
Total intangible assets	$1,380	$(268)	$1,112	3.2
The gross carrying value of the disposal permits decreased by $27.0 thousand during the year ended December 31, 2019 due to the sale of disposal permits in the Northeast and Southern divisions. The disposal permits are related to the Rocky Mountain, Northeast and Southern divisions. The trade name is from the acquisition of Clearwater in the Northeast division in 2018 (as previously discussed in Note 6). The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.
Amortization expense, which is calculated using either the straight-line method or an accelerated method based upon estimated future cash flows, was $0.5 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively, $1.2 million for the seven months ended July 31, 2017, and $0.0 million for the five months ended December 31, 2017.
As of December 31, 2019 future amortization expense of intangible assets is estimated to be:

2020	$441
2021	54
2022	49
2023	33
2024	22
Thereafter	41
Total	$640

Note 10 - Restructuring and Exit Costs

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

The total costs of the exit recorded during the year ended December 31, 2018 were $1.1 million, and included severance and termination benefits, lease exit costs, and other exit costs related to the movement of vehicles, tanks and rental fleet. All costs related to the Southern operating segment and are reflected in “Other, net” in the consolidated statements of operations.

There is no remaining liability for the Eagle Ford exit as of December 31, 2019. A rollforward of the liability from December 31, 2018 through December 31, 2019 is as follows:

Lease Exit Costs
Balance accrued at beginning of period - Successor	$19
Cash payments	(13)
Adjustments to accrued balance	(6)
Balance accrued at end of period - Successor	$—
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

There is no remaining liability for the restructuring and exit costs as of December 31, 2019. A rollforward of the liability from December 31, 2018 through December 31, 2019 is as follows:

Lease Exit Costs
Balance accrued at beginning of period - Successor	$33
Cash payments	(29)
Adjustments to accrued balance	(4)
Balance accrued at end of period - Successor	$—
Note 11 - Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at December 31, 2019 and December 31, 2018:

	Successor
	December 31,	December 31,
	2019	2018
Accrued payroll and employee benefits	$1,837	$6,975
Accrued insurance	2,569	2,664
Accrued legal	295	733
Accrued taxes	695	2,229
Accrued interest	179	520
Accrued operating costs	2,653	3,424
Accrued other	394	125
Derivative warrant liability	—	34
Current operating lease liabilities	1,442	—
Total accrued and other current liabilities	$10,064	$16,704

Note 12 - Debt

Debt consisted of the following at December 31, 2019 and December 31, 2018:

			Successor
			December 31, 2019		December 31, 2018
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs (g)	Carrying Value of Debt (i)	Carrying Value of Debt (i)
Successor Revolving Facility (a)	6.95%	Feb. 2021	$—	$—	$—
Successor First Lien Term Loan (b)	8.95%	Feb. 2021	95	18,008	21,905
Successor Second Lien Term Loan (c)	11.00%	Oct. 2021	—	9,013	10,066
Successor Bridge Term Loan (d)	11.00%	Apr. 2019	—	—	32,500
Vehicle Term Loan (e)	5.27%	Dec. 2021	—	725	—
Finance leases (f)	6.77%	Various	—	8,784	1,885
Total debt			$95	36,530	66,356
Debt issuance costs presented with debt (g)				(95)	(423)
Total debt, net				36,435	65,933
Less: current portion of long-term debt (h)				(6,430)	(38,305)
Long-term debt				$30,005	$27,628
_____________________

(a)	The interest rate presented represents the interest rate on the $30.0 million Successor Revolving Facility at December 31, 2019.

(b)	Interest on the Successor First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%.

(c)	Interest on the Successor Second Lien Term Loan accrues at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month.

(d)
The Bridge Term Loan Credit Agreement had an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month. The obligations under the Bridge Term Loan Credit Agreement were repaid in full on January 2, 2019.

(e)	Interest on the Vehicle Term Loan accrues at an annual rate of 5.27%.

(f)
Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.77%, which mature in varying installments between 2019 and 2029.

(g)
The debt issuance costs as of December 31, 2019 and 2018 resulted from the amendment to the Successor First Lien Term Loan and the issuance of the Successor Bridge Term Loan, both done in connection with the acquisition of Clearwater (which was previously discussed in Note 6).

(h)
The principal payments due within one year for the Successor First Lien Term Loan, Successor Second Lien Term Loan, Vehicle Term Loan and finance leases are included in current portion of long-term debt as of December 31, 2019.

(i)
Our Successor Revolving Facility, Successor First Lien Term Loan, Successor Second Lien Term Loan, Vehicle Term Loan and finance leases bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

The required principal payments and estimated interest payments for all borrowings for each of the five years following the Successor balance sheet date are as follows:

	Principal	Interest (a)
2020	$6,430	$3,524
2021	24,096	1,277
2022	1,425	387
2023	3,211	214
2024	217	127
Thereafter	1,151	256
Total	$36,530	$5,785

(a) Estimated interest on debt for all periods presented is calculated using interest rates available as of December 31, 2019 and includes fees for the unused portion of our Successor Revolving Facility.

Indebtedness
As of December 31, 2019, we had $36.5 million of indebtedness outstanding, consisting of $18.0 million under the Successor First Lien Term Loan, $9.0 million under the Successor Second Lien Term Loan, $0.7 million under the Vehicle Term Loan (defined below) and $8.8 million of finance leases for vehicle financings and real property leases. Our Successor Revolving Facility, Successor First Lien Term Loan and Successor Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of December 31, 2019, we were in compliance with all covenants.

Vehicle Term Loan

On December 27, 2019, we entered into a Direct Loan Security Agreement (the “Vehicle Term Loan”) with PACCAR Financial Corp as the Secured Party. The Vehicle Term Loan was to refinance 38 trucks that were previously recorded as finance leases with balloon payments that would have been due in January of 2020. The Vehicle Term Loan matures on December 27, 2021, when the entire unpaid principal balance and interest, plus any other accrued charges, shall become due and payable. The Vehicle Term Loan shall be repaid in installments of $31,879 beginning on January 27, 2020 and on the same day of each month thereafter, with interest accruing at an annual rate of 5.27%.

Bridge Term Loan Credit Agreement

In connection with the Clearwater Acquisition, on October 5, 2018, we entered into the Bridge Term Loan Credit Agreement with the Bridge Term Loan Lenders and Wilmington, as administrative agent. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided the Successor Bridge Term Loan to us in the aggregate amount of $32.5 million, of which $22.5 million was used to finance the Clearwater Acquisition and the remaining $10.0 million was used to pay down certain amounts outstanding under the Second Lien Term Loan Agreement (as defined below). The Bridge Term Loan Credit Agreement matured on April 5, 2019 and had an interest rate of 11.0% per annum, payable in cash, in arrears, on the first day of each month.

The Bridge Term Loan Credit Agreement required us to use our reasonable best efforts to effectuate and close the Rights Offering as soon as reasonably practicable following October 5, 2018. Upon the completion of the Rights Offering, we were required to prepay all outstanding amounts under the Bridge Term Loan Credit Agreement in cash in an amount equal to the net cash proceeds received from the Rights Offering. As discussed in Note 15, on January 2, 2019, we received the aggregate gross proceeds from the Rights Offering of $31.4 million. Additionally, one of the Backstop Parties (as defined below) elected to satisfy the backstop commitment by converting $1.1 million of the Successor Bridge Term Loan to common stock. The aggregate cash proceeds from the Rights Offering were used to repay the remaining $31.4 million balance of the Successor Bridge Term Loan, satisfying the obligations under the Bridge Term Loan Credit Agreement, and thereby terminating the Bridge Term Loan Credit Agreement.

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

Maturity Date Extension

The Company initiated discussions with the lenders to extend the scheduled maturity dates for both the Successor Revolving Facility and Successor First Lien Term Loan, and the Company executed a commitment letter with the lenders to extend the scheduled maturity dates to March 2022. The Company expects to finalize the extension during the first half of 2020. However, absent the extension, the Company believes it will have sufficient liquidity to pay obligations as they come due for a period of time twelve months from the date these financial statements were issued.

Second Lien Term Loan Credit Agreement
On the Effective Date, pursuant to the Plan, the Company also entered into the Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington as administrative agent (the “Second Lien Term Loan Agent”), and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company a $26.8 million second lien term loan facility (the “Successor Second Lien Term Loan”), of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million (“Delayed Draw Term Loan”) is available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement. The Second Lien Term Loan Lenders extended the Successor Second Lien Term Loan, among other things, (i) to repay obligations outstanding under the Predecessor Revolving Facility and debtor in possession asset based revolving facility, (ii) to make certain payments as provided in the Plan, (iii) to pay costs and expenses incurred in connection with the Plan, and (iv) for working capital, transaction expenses and other general corporate purposes.
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

Note 13 - Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 and the fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3) and were as follows:

	Successor
	December 31,	December 31,
	2019	2018
Derivative warrant liability (a)	$—	$34

(a) The fair value of our derivative warrant liability was $354 as of December 31, 2019.

During fiscal 2017, the contingent consideration of $0.5 million related to the Ideal Settlement was fixed upon emergence from bankruptcy, and is no longer measured for fair value since that date. See Note 19 for additional information.

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

Upon emergence from chapter 11 on the Effective Date, all warrants outstanding under the Predecessor Company were canceled under the Plan. Additionally, on the Effective Date, pursuant to the Plan, we issued to the holders of the pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases, 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01. The warrants issued under the Successor Company were also determined to be derivative liabilities (See Note 14).

The following table provides a reconciliation of the beginning and ending balances of the derivative warrant liability which is included in “Accrued and other current liabilities” in the consolidated balance sheets as of December 31, 2019 and December 31, 2018.

	Successor
	December 31,	December 31,
	2019	2018
Balance at beginning of period	$34	$477
Issuance of warrants	—	—
Exercise of warrants	—	—
Adjustments to estimated fair value	(34)	(443)
Balance at end of period	$—	$34

Other

Assets acquired and liabilities assumed in business combinations are also measured at fair value on a nonrecurring basis using Level 3 inputs. See Note 6 for further discussion on the measurement of the assets and liabilities acquired in the acquisition of Clearwater.

In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment of goodwill and long-lived assets described in Note 8, the fair value of our reporting units or asset groups is determined primarily using the cost and market approaches (Level 3).

Note 14 - Derivative Warrants

Predecessor Warrants

During the year ended December 31, 2016, we issued 26.4 million warrants comprised of 17.5 million warrants for the exchange of 2018 Notes for new 12.5%/10.0% Senior Secured Second Lien Notes due 2021 (the “2021 Notes”), 0.1 million warrants for the exchange of 2018 Notes for common stock, and 8.8 million warrants to the lenders under the Predecessor Term Loan. All warrants were issued with an exercise price of $0.01 and had a term of ten years.
Upon emergence from chapter 11 on the Effective Date, all warrants outstanding under the Predecessor Company were canceled under the Plan. The following table shows the Predecessor warrant activity for the seven months ended July 31, 2017:

Predecessor
Seven Months Ended July 31,
2017
Outstanding at the beginning of period	25,283
Issued	—
Exercised	(16)
Canceled due to emergence from chapter 11	(25,267)
Outstanding at the end of the period	—
Successor Warrants

Pursuant to the Plan, on the Effective Date, we issued to the holders of the 2018 Notes, and holders of certain claims relating to the rejection of executory contracts and unexpired leases, 118,137 warrants with an exercise price of $39.82 and a term expiring seven years from the Effective Date. Each warrant is exercisable for one share of our common stock, par value $0.01.

The following table shows the Successor warrant activity for the years ended December 31, 2019, December 31, 2018 and five months ended December 31, 2017:

	Successor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,
	2019	2018	2017
Outstanding at the beginning of the period	118	118	—
Issued	—	—	118
Exercised	—	—	—
Outstanding at the end of the period	118	118	118
Fair Value of Warrants
We accounted for warrants in accordance with the accounting guidance for derivatives, which sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the shareholders’ equity section of the entity’s balance sheet. We determined that the Predecessor warrants were ineligible for equity classification due to the anti-dilution provisions in the contract, and the Successor warrants were ineligible for equity classification as the warrants are not indexed to our common stock. As such, the warrants were recorded as derivative liabilities at fair value on the consolidated balance sheet. The warrants are included in “Accrued and other current liabilities” on the consolidated balance sheet and are classified as a current liability as they could be exercised by the holders at any time.
As discussed previously in Note 13, the fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is re-measured at each quarter end until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other income, net” in the consolidated statement of operations.
The fair value of the derivative warrant liability was estimated using the following model inputs:

	Successor
	Period Ended	Period Ended	Period Ended	At Issuance
	December 31, 2019	December 31, 2018	December 31, 2017	August 7, 2017
Exercise price	$39.82	$39.82	$39.82	$39.82
Closing stock price (a)	$2.90	$8.20	$18.18	$22.28
Risk free rate	1.66%	2.51%	2.29%	2.07%
Expected volatility	39.18%	36.87%	40.59%	39.39%

(a)
As the Company’s post-Effective Date common stock did not begin trading on the NYSE American Stock Exchange until October 12, 2017, the closing stock price used to estimate the fair value of the derivative warrant liability on August 7, 2017 was the implied price per share assuming an enterprise value of $302.5 million before fresh start accounting adjustments.

Note 15 - Equity

Equity Issuances in 2019 - Successor

During the year ended December 31, 2019, we issued common stock for our share-based compensation program which is discussed further in Note 17.

Rights Offering in 2018 - Successor

As previously disclosed, we agreed, pursuant to the Bridge Term Loan Credit Agreement, to use our reasonable best efforts to effectuate and close the Rights Offering as soon as reasonably practicable following October 5, 2018, whereby we would dividend to our holders of common stock subscription rights to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million. Holders who subscribed for all of their basic subscription rights also could elect to subscribe for additional shares pursuant to an over-subscription privilege.

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

Equity Issuances in 2018 - Successor

During the year ended December 31, 2018, we issued common stock for our share-based compensation program which is discussed further in Note 17.

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

As previously discussed in Note 25, upon emergence from chapter 11, the following shares of common stock of the reorganized Company were issued:

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

Equity Issuances in 2017 - Predecessor

During the seven months ended July 31, 2017, we issued common stock for our share-based compensation program, which is discussed further in Note 17. Additionally, common stock was issued as a result of certain debtholders exercising the warrants received in connection with the debt restructuring during the year ended December 31, 2016.

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
Note 16 - Earnings Per Share
Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period.
For the years ended December 31, 2019 and 2018, and five months ended December 31, 2017, no shares of common stock underlying stock options, restricted stock, or warrants were included in the computation of diluted earnings per share (“EPS”) because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.
The following table presents the calculation of basic and diluted net (loss) income per common share, as well as the potentially dilutive stock-based awards that were excluded from the calculation of diluted loss per share for the periods presented:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2019	2018	2017	2017
Numerator:
Net (loss) income	$(54,937)	$(59,263)	$(47,895)	$168,611

Denominator:
Weighted average shares—basic	15,676	11,829	11,696	150,940
Common stock equivalents	—	—	—	23,364
Weighted average shares—diluted	15,676	11,829	11,696	174,304

Earnings per common share:
Net (loss) income per basic common share	$(3.50)	$(5.01)	$(4.09)	$1.12

Net (loss) income per diluted common share	$(3.50)	$(5.01)	$(4.09)	$0.97

Antidilutive stock-based awards excluded	490	951	827	593
Note 17 - Share-based Compensation
Successor Share-based Compensation

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

Further, the Compensation Committee on February 22, 2018 adopted the 2018 Restricted Stock Plan for Directors (the “Director Plan”), which was ratified by the Company’s shareholders at the Company’s 2018 Annual Meeting. The Director Plan provides for the grant of restricted stock to the non-employee directors of the Company. The Director Plan limits the shares that may be issued thereunder to 100,000 shares of common stock.

Share-based Compensation Expense

The total share-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018, and the five months ended December 31, 2017 was as follows:

	Successor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,
	2019	2018	2017
Stock options	$—	$(788)	$677
Restricted stock (a)	2,026	13,505	—
Total expense	$2,026	$12,717	$677

(a) Includes restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.
There was no income tax expense or benefit related to share-based compensation recognized in the consolidated statement of operations for the years ended December 31, 2019 and 2018, and the five months ended December 31, 2017. At December 31, 2019, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $1.3 million and is expected to be recognized over a weighted average period of 1.1 years.
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
There were no stock option grants during the years ended December 31, 2019 and 2018. The assumptions used to estimate the fair value of stock options granted during the five months ended December 31, 2017 were as follows:

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

Stock Options
Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. A summary of stock option activity during the years ended December 31, 2019 and 2018, and the five months ended December 31, 2017 is presented below:

	Successor
Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
August 1, 2017	—		$—	—	$—
Granted	709		$39.17
Exercised	—
Forfeited, canceled, or expired	—
December 31, 2017	709		$39.17	9.6	$—
Exercisable at December 31, 2017		—	$—	0.0	$—
Granted	—
Exercised	—
Forfeited, canceled, or expired	—
December 31, 2018	709		$39.17	0.2	$—
Exercisable at December 31, 2018		709	$39.17	0.2	$—
Granted	—
Exercised	—
Forfeited, canceled, or expired	(709)		$39.17
December 31, 2019	—		$—	0.0	$—
Exercisable at December 31, 2019		—	$—	0.0	$—
Restricted Stock Units and Restricted Stock
Shares of restricted stock and restricted stock units awards generally vest over a one, two or three year service period from the date of grant. Certain restricted stock units are subject to a performance condition established at the date of grant. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period.
A summary of restricted stock activity during years ended December 31, 2019 and 2018 is presented below:

	Successor
Restricted Stock Units and Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2017	—	$—
Granted	1,541	$19.88
Vested	(628)	$21.34
Forfeited or canceled	(606)	$22.43
Non-vested at December 31, 2018	307	$11.86
Granted	142	$10.53
Vested	(116)	$13.51
Forfeited or canceled	(50)	$14.42
Non-vested at December 31, 2019	283	$10.06
The total fair value of the shares vested during the years ended December 31, 2019 and 2018, was approximately $1.6 million and $13.4 million, respectively.

Predecessor Share-based Compensation
Prior to the Effective Date, we granted stock options, stock appreciation rights, restricted common stock and restricted stock units, performance shares and units, other share-based awards and cash-based awards to our employees, directors, consultants and advisors pursuant to the Nuverra Environmental Solutions, Inc. 2009 Equity Incentive Plan (as amended, the “2009 Plan”). As further discussed in Note 25, on the Effective Date pursuant to the Plan, all of the pre-Effective Date share-based compensation awards issued and outstanding under the 2009 Plan were canceled.
Share-based Compensation Expense
The share-based compensation expense for the Predecessor awards was calculated in the same manner as our Successor awards. The total share-based compensation expense, net of forfeitures, included in “General and administrative expenses” recognized in the consolidated statements of operations was as follows:

Predecessor
Seven Months Ended July 31,
2017
Stock options	$109
Restricted stock	348
Total share-based compensation expense	$457
There was no income tax expense or benefit related to share-based compensation recognized in the consolidated statement of operations for the seven months ended July 31, 2017.
Stock Options
Awards of stock options generally vest in equal increments over a three-year service period from the date of grant. A summary of stock option activity during the seven months ended July, 31, 2017 is presented below:

	Predecessor
Options	Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
December 31, 2016	367		$13.55	7.2	$—
Granted	—		$—
Exercised	—		$—
Forfeited, canceled, or expired	(367)		$13.55
July 31, 2017	—		$—	0.0	$—
Exercisable at July 31, 2017		—	$—	0.0	$—
Restricted Stock and Restricted Stock Units
Shares of restricted stock awards and restricted stock units generally vested over a two or three year service period from the date of grant. Certain restricted stock units were subject to performance conditions established at the date of grant. Actual results against the performance condition were measured at the end of the performance period, which typically coincided with the vesting period.

A summary of restricted stock activity during the seven months ended July 31, 2017 is presented below:

	Predecessor
Restricted Stock and Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2016	249	$3.24
Granted	—	$—
Vested	(32)	$14.81
Forfeited or canceled	(217)	$1.54
Non-vested at July 31, 2017	—	$—
The total fair value of the shares vested during the seven months ended July 31, 2017 was approximately $0.5 million
Note 18 - Income Taxes
The following table shows the components of the income tax (benefit) expense for the periods indicated:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2019	2018	2017	2017
Current income tax expense (benefit):
Federal	$—	$—	$(251)	$—
State	57	55	146	15
Total Current	57	55	(105)	15
Deferred income tax expense (benefit):
Federal	(56)	34	(186)	(51)
State	(91)	118	(56)	(286)
Total Deferred	(147)	152	(242)	(337)
Total income tax (benefit) expense	$(90)	$207	$(347)	$(322)
A reconciliation of the income tax benefit (expense) and the amount computed by applying the statutory federal income tax rate of 21% or 35% to loss from continuing operations before income taxes is as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Seven Months Ended July 31,
	2019	2018	2017	2017
U.S. federal income tax benefit at statutory rate	21.0%	21.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.4%	3.1%	1.5%	0.8%
Compensation	(0.5)%	(5.9)%	(0.5)%	0.1%
Impact of fresh start accounting adjustments	—%	—%	—%	3.3%
Impairment of goodwill	(2.0)%	—%	—%	—%
Tax Act revaluation of deferred tax balances	—%	—%	69.9%	—%
Fixed asset adjustments	—%	(2.6)%	—%	—%
Change in valuation allowance	(27.0)%	(11.1)%	(105.5)%	(40.3)%
Other	4.3%	(4.9)%	0.3%	0.9%
Benefit (expense) for income taxes	0.2%	(0.4)%	0.7%	(0.2)%

Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	Successor
	December 31,	December 31,
	2019	2018
Deferred tax assets:
Reserves	$300	$391
Deferred financing costs	49	137
Net operating losses	69,446	58,928
Federal credit carryover	56	113
Stock-based compensation	284	1,882
Intangible asset and goodwill	9,200	5,937
Capital loss carry forward	48,050	47,615
Other	2,976	3,172
Total	130,361	118,175
Less: Valuation allowance	(108,882)	(95,347)
Total deferred tax assets	21,479	22,828
Deferred tax liabilities:
Fixed assets	(20,990)	(22,644)
Other	(580)	(365)
Total deferred tax liabilities	(21,570)	(23,009)
Net deferred tax (liability) asset	$(91)	$(181)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation (the “Tax Act”). This legislation makes significant changes in U.S. tax law including a reduction in the corporate statutory income tax rates from 35% to 21%, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities as of December 22, 2017 using the new statutory rate and have reflected this revaluation in our effective tax rate reconciliation. The Tax Act’s impact in 2017 reduced the value of our net deferred tax asset balance by $50.8 million at December 31, 2017. As we are subject to a valuation allowance, there was no material impact to our tax provision in 2017, 2018 or 2019. The other provisions of the Tax Act did not have a material impact on the 2017, 2018, or 2019 consolidated financial statements.
As of December 31, 2019, we had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $248.8 million, the majority of which expire in 2032 through 2037, state NOL carryforwards of approximately $312.6 million, which generally expire in 2020 through 2039, federal alternative minimum tax credits of $0.1 million, which do not expire and will be refunded over a three year period ending in 2021, and capital loss carryforwards of approximately $204.4 million, which begin to expire in 2020. Pursuant to United States Internal Revenue Code Section 382, if we undergo an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. We have determined that an ownership change occurred on August 7, 2017 as a result of the chapter 11 reorganization described further in Note 25. The limitation under Section 382 may result in federal NOLs expiring unused. Subject to the impact of those rules as a result of past or future restructuring transactions, we may be unable to use all or a significant portion of our NOLs to offset future taxable income.
As required by GAAP, we assess the recoverability of our deferred tax assets on a regular basis and record a valuation allowance for any such assets where recoverability is determined to be not more likely than not. As a result of our continued losses, we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets prior to the expiration of our NOLs, and accordingly, a valuation allowance continues to be required to be recorded against our deferred tax assets. We have recorded an increase of approximately $13.5 million to our valuation allowance during the year ended December 31, 2019. The increase in the valuation allowance during 2019 primarily relates to the increase in the deferred tax liability related to net operating losses due to current year activity. We recorded an increase of approximately $6.6 million to our valuation allowance during the year ended December 31, 2018 primarily due to the decrease in the deferred tax liability related to fixed assets due to current year activity.

A reconciliation of our valuation allowance on deferred tax assets for the years ended December 31, 2019 and 2018 is as follows:

	Successor
	Year Ended December 31,	Year Ended December 31,
	2019	2018
Balance at beginning of period	$95,347	$88,766
Additions to valuation allowance	13,535	6,581
Valuation allowance release, net	—	—
Balance at end of period	$108,882	$95,347
As of December 31, 2019 and 2018 we did not have any unrecognized tax benefits as the previous unrecognized tax benefits lapsed due to the statute of limitations.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest and penalties as of December 31, 2019 and 2018. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
Note 19 - Commitments and Contingencies
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
We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities in connection with our compliance with environmental laws and regulations. We did not have any accruals related to environmental matters as of December 31, 2019 and December 31, 2018.

Contingent Consideration for Ideal Settlement

On June 28, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed a motion with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal Oilfield Disposal LLC acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million, due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit, has been classified as noncurrent and is reported in “Long-term contingent consideration” as of December 31, 2019, as these permits and certificates are not expected to be received within one year.
State Sales and Use Tax Liabilities
During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of December 31, 2019. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.
Asset Retirement Obligations
At December 31, 2019 and 2018, we had approximately $7.5 million and $7.1 million, respectively, of asset retirement obligations related to our disposal wells and landfill which are recorded in “Other long-term liabilities” in the accompanying consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of our asset retirement obligations as of December 31, 2019 and 2018:

	Successor
	December 31,	December 31,
	2019	2018
Balance at beginning of period	$7,128	$6,435
Asset retirement obligations acquired	130	104
Asset retirement obligations settled	(427)	—
Changes in estimate	—	10
Accretion expense	780	679
Cash payments	(125)	(100)
Balance at end of period	$7,486	$7,128
Surety Bonds and Letters of Credit
At December 31, 2019 and 2018, we had surety bonds outstanding of approximately $6.4 million and $13.5 million, respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at December 31, 2019 and 2018, we had outstanding irrevocable letters of credit totaling $3.2 million and $3.1 million, respectively, to support various agreements, leases and insurance policies.
Note 20 - Legal Matters
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
AWS Arbitration Demand and Note Payable Settlement

On April 28, 2015, our former partner in Appalachian Water Services, LLC (“AWS”) issued to us a Demand for Arbitration pursuant to the terms of the AWS operating agreement, relating to alleged breaches by us of certain of our obligations under the operating agreement. We entered into a settlement of this matter with our former partner in June 2015 whereby we purchased the remaining interest in AWS for $4.0 million in cash and a $7.4 million note payable (or the “AWS Note”) with principal and interest due in equal quarterly installments through April 2019. Pursuant to the terms of the AWS Note, if we failed to meet the payment terms of the obligation, or if we became insolvent or declared bankruptcy, all remaining outstanding balances on the AWS Note would become immediately due and payable. As we failed to meet the payment terms of the obligation and filed the chapter 11 cases, all outstanding balances on the AWS Note became immediately due and payable.
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

Confirmation Order Appeal
On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court of the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court.  Although the motion for a stay pending appeal was denied, the appeal remained pending and the District Court heard oral arguments in May 2018, and in August 2018 the District Court issued an order dismissing the appeal.  Hargreaves subsequently appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit. The parties filed appellate briefs in December 2018 and January 2019, and as a result the appeal remains pending with the United States Court of Appeals for the Third Circuit.  The ultimate outcome of this appeal and its effects on the Confirmation Order are impossible to predict with certainty. No assurance can be given that the final disposition of this appeal will not affect the validity, enforceability or finality of the Confirmation Order. Further discussion on the emergence from chapter 11 is discussed in Note 25.
Note 21 - Employee Benefit Plans
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

On April 1, 2017, we instituted a cash match equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of each participant’s annual contribution up to an additional 2% of each participant’s annual compensation. The cash matching contributions to the Plan were $1.7 million, $1.6 million and $1.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Note 22 - Related Party and Affiliated Company Transactions
Related Party Transactions
For the year ended December 31 2019, we did not have any related party transactions.
Bridge Term Loan Agreement
In connection with the Clearwater Acquisition, on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement with Bridge Term Loan Lenders and Wilmington. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million. As of December 31, 2018, $32.5 million was outstanding on the Bridge Term Loan. The obligations under the Bridge Term Loan Credit Agreement were repaid in full on January 2, 2019. See Note 12 for additional discussion of the Bridge Term Loan Agreement.
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
Note 23 - Segments
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

Financial information for our reportable segments related to continuing operations is presented below.

	Northeast	Southern (b)	Rocky Mountain	Corporate/ Other	Total
Year Ended December 31, 2019 - Successor
Revenue	$44,001	$20,685	$103,552	$—	$168,238
Direct operating expenses	35,836	13,654	81,529	—	131,019
General and administrative expenses	2,880	1,104	5,021	11,859	20,864
Depreciation and amortization	10,755	8,410	16,982	36	36,183
Operating loss	(27,977)	(5,208)	(5,022)	(11,895)	(50,102)
Loss before income taxes	(28,212)	(5,428)	(5,479)	(15,908)	(55,027)
Total assets (a)	64,023	70,841	93,504	7,731	236,099
Total assets held for sale	135	—	1,751	778	2,664

Year Ended December 31, 2018 - Successor

	Northeast	Southern (b)	Rocky Mountain	Corporate/ Other	Total
Revenue	$43,564	$26,152	$127,758	$—	$197,474
Direct operating expenses	37,660	19,381	101,855	—	158,896
General and administrative expenses	2,746	1,237	5,859	28,668	38,510
Depreciation and amortization	12,148	11,397	22,826	63	46,434
Operating loss	(9,059)	(11,396)	(2,782)	(29,063)	(52,300)
Loss before income taxes	(9,370)	(11,576)	(2,781)	(35,329)	(59,056)
Total assets (a)	88,501	84,318	113,767	9,350	295,936
Total assets held for sale	—	2,004	—	778	2,782

Five Months Ended December 31, 2017 - Successor
Revenue	$17,234	$16,467	$46,487	$—	$80,188
Direct operating expenses	14,836	12,005	40,236	—	67,077
General and administrative expenses	1,156	1,574	2,640	5,245	10,615
Depreciation and amortization	10,816	9,533	18,108	94	38,551
Operating loss	(9,574)	(6,883)	(19,163)	(5,339)	(40,959)
Loss before income taxes	(9,819)	(7,106)	(20,219)	(11,098)	(48,242)

Seven Months Ended July 31, 2017 - Predecessor
Revenue	$20,751	$18,586	$56,546	$—	$95,883
Direct operating expenses	21,117	13,056	46,837	—	81,010
General and administrative expenses	1,917	1,684	3,877	15,074	22,552
Depreciation and amortization	5,352	7,542	15,964	123	28,981
Operating loss	(7,635)	(3,696)	(10,132)	(15,197)	(36,660)
Income (loss) before income taxes	20,194	18,650	(14,854)	144,299	168,289
_____________________

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

(b)	The Southern division includes results for the Eagle Ford Shale area through June 30, 2018. We substantially exited the Eagle Ford Shale area as of June 30, 2018. See Note 10 for further discussion.

Note 24 - Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2019 and 2018 is as follows:

	Successor
	Three Months Ended
2019	March 31,	June 30,	September 30,	December 31,
Revenue	$42,627	$45,240	$43,098	$37,273
Operating loss	(4,657)	(3,828)	(5,017)	(36,600)
Net loss	(6,355)	(5,006)	(6,052)	(37,524)
Earnings per common share:
Net loss per basic common share	$(0.41)	$(0.32)	$(0.39)	$(2.39)
Net loss per diluted common share	(0.41)	(0.32)	(0.39)	(2.39)

	Successor
	Three Months Ended
2018	March 31,	June 30,	September 30,	December 31,
Revenue	$49,669	$48,948	$49,656	$49,201
Operating loss	(30,752)	(8,905)	(6,113)	(6,530)
Net loss	(32,167)	(11,176)	(7,117)	(8,803)
Earnings per common share:
Net loss per basic common share	$(2.75)	$(0.96)	$(0.61)	$(0.72)
Net loss per diluted common share	(2.75)	(0.96)	(0.61)	(0.72)

Note 25 - Emergence from Chapter 11 Reorganization

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

On the Effective Date, the Company:

•	Adopted a Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Company;

•	Appointed three new members to the Company’s Board to replace the directors of the Company who were deemed to have resigned on the Effective Date;

•	Entered into the Credit Agreement, pursuant to which the Credit Agreement Lenders agreed to extend the Successor Revolving Facility and the Successor First Lien Term Loan;

•	Entered into the Second Lien Term Loan Agreement, pursuant to which the Second Lien Term Loan Lenders extended the Company the Successor Second Lien Term Loan;

•	Issued 7,900,000 shares of common stock of the reorganized Company to the holders of the Predecessor Company’s 2021 Notes;

•	Issued 100,000 shares of common stock of the reorganized Company to the Affected Classes (as defined in the Plan);

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

•	Indenture governing the Company’s 2018 Notes, dated April 10, 2012, among the Company, its subsidiaries, and The Bank of New York Mellon, N.A.;

•	Indenture governing the 2021 Notes, dated April 15, 2016, among the Company, Wilmington, and the guarantors party thereto;

•	Debtor-in-Possession Credit Agreement, dated as of April 30, 2017 and effective as of May 3, 2017, by and among the Company, the lenders party thereto, Wells Fargo, and other agents party thereto; and

•	Debtor-in-Possession Term Loan Credit Agreement, dated as of April 30, 2017, by and among the Company, the lenders party thereto, and Wilmington.

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

As a result of the cancellation of the Company’s pre-Effective Date common stock on the Effective Date, the Company’s pre-Effective Date common stock ceased trading on the OTC Pink Marketplace under the symbol “NESCQ.” On October 12, 2017, the Company’s post-Effective Date common stock was listed and began trading on the NYSE American Stock Exchange under the symbol “NES.” See Risk Factors Related to our Common Stock” on page 21 of this Annual Report.

The foregoing is a summary of the substantive provisions of the Plan and the transactions related to and contemplated thereunder and is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan and the other documents referred to above.

Note 26 - Fresh Start Accounting

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

The warrants were recorded as derivative liabilities on the “Derivative warrant liability” line in the condensed consolidated balance sheet. At issuance the warrants were recorded at fair value, which was computed using a Monte Carlo simulation model (Level 3), and are re-measured at each quarter end until expiration or exercise with the resulting fair value adjustment recorded in “Other income, net” in the consolidated statement of operations. Future changes in these factors could have a significant impact on the computed fair value of the derivative warrant liability. As such, we expect future changes in the fair value of the warrants could vary significantly from quarter to quarter. The warrants were also previously discussed in Note 13 and Note 14.

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

	Predecessor	Reorganization		Fresh Start		Successor
	Company	Adjustments		Adjustments		Company

Assets
Cash	$2,728	$4,465	A	$—		$7,193
Restricted cash	8,011	(206)	B	—		7,805
Accounts receivable, net	27,535	—		—		27,535
Inventories	3,935	—		—		3,935
Prepaid expenses and other receivables	3,200	282	C	—		3,482
Other current assets	924	(500)	C	—		424
Assets held for sale	631	3,913	D	—		4,544
Total current assets	46,964	7,954		—		54,918
Property, plant and equipment, net	265,097	(8,678)	D	30,869	P	287,288
Equity investments	59	—		—		59
Intangibles, net	13,093	(763)	D	(11,723)	Q	607
Goodwill	—	—		27,139	R	27,139
Other assets	339	—		—		339
Total assets	$325,552	$(1,487)		$46,285		$370,350

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable	$6,331	$1,967	E	$—		$8,298
Accrued and other current liabilities	30,549	(12,168)	F	(298)	S	18,083
Current contingent consideration	—	1,000	G	—		1,000
Current portion of long-term debt	41,007	(37,665)	H	—		3,342
Derivative warrant liability	—	717	I	—		717
Other current liabilities	—	3,913	J	—		3,913
Total current liabilities	77,887	(42,236)		(298)		35,353
Deferred income taxes	472	—		(314)	T	158
Long-term debt	2,312	35,000	K	1,053	K	38,365
Long-term contingent consideration	—	—		—		—
Other long-term liabilities	3,694	(461)	L	3,050	U	6,283
Liabilities subject to compromise	480,595	(480,595)	M	—		—
Total liabilities	564,960	(488,292)		3,491		80,159
Commitments and contingencies
Shareholders’ deficit:
Common stock (Successor)	—	117	N	—		117
Additional paid-in-capital (Successor)	—	290,074	N	—		290,074
Common stock (Predecessor)	152	—		(152)	V	—
Additional paid-in capital (Predecessor)	1,408,324	—		(1,408,324)	V	—
Treasury stock (Predecessor)	(19,809)	—		19,809	V	—
(Accumulated deficit) retained earnings	(1,628,075)	196,614	O	1,431,461	W	—
Total shareholders’ equity (deficit)	(239,408)	486,805		42,794		290,191
Total liabilities and shareholders’ equity (deficit)	$325,552	$(1,487)		$46,285		$370,350

Reorganization Adjustments

A. Reflects the cash receipts (payments) from implementation of the Plan:

Receipt of Successor First Lien Term Loan and Successor Second Lien Term Loan Proceeds	$35,000
Payment of debtor in possession revolving facility, including accrued interest and fees	(30,461)
Payment of debtor in possession term loan interest	(90)
Cash payment in association with settlement of the 2018 Notes	(350)
Release of restricted cash to unrestricted cash	206
Refund of professional fees	160
Net Cash Receipts	$4,465

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

D. As part of the Plan and settlement of claims, the $7.4 million note payable (or “the AWS Note”) that arose in connection with AWS, was settled in the fourth quarter of fiscal 2017 in exchange for the membership interests in AWS, return of the water treatment facility in the Marcellus shale area, including all assets related to the operations of the water treatment facility in “as-is, where-is” condition, together with $75,000 for reimbursement of certain costs and deferred maintenance. The adjustments reflect the reclassification of property, plant and equipment exchanged for the release of claims related to the AWS Note from “Property, plant and equipment, net” to “Assets held for sale,” as well as the write-off of intangibles associated with AWS.

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

F. The reorganization adjustment to “Accrued and other current liabilities” are noted in the table below.

Accrual of the $75,000 related to the AWS settlement	$75
Write-off of short-term deferred rent related to the Scottsdale Headquarters lease	(330)
Write-off of accrued interest related to the 2018 and 2021 Notes	(11,650)
Decrease in accrued interest for DIP Facilities due to cash payment	(263)
Net decrease in Accrued and other current liabilities	$(12,168)

G. Reflects the contingent consideration due for the Ideal Settlement. Of the remaining $1.0 million balance due, $0.5 million was paid in August 2017 subsequent to the Effective Date and the other $0.5 million is payable upon delivery of the required permits.

H. Reflects the payment or conversion to equity of the Predecessor Revolving Facility and debtor in possession credit facilities in connection with emergence on the Effective Date.

I. Reflects the recognition of the derivative warrant liability for the warrants issued in connection with the Plan. Note 13 and Note 14 includes additional discussion on the warrants and the assumptions used to calculate the fair value.

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

Fresh Start Adjustments

P. Reflects the increase in net book value of property, plant and equipment to estimated fair value. The following table summarizes the components of property, plant and equipment, net as of July 31, 2017 of the Predecessor Company and the Successor Company:

	Successor	Predecessor
Land	$10,779	$11,495
Buildings	29,349	27,145
Building, leasehold and land improvements	8,690	10,724
Pipelines	66,962	58,533
Disposal wells	41,195	20,872
Landfill	4,500	20,539
Machinery and equipment	16,724	20,169
Equipment under finance leases	10,045	6,499
Motor vehicles and trailers	55,333	34,069
Rental equipment	36,748	46,300
Office equipment	3,046	1,954
Construction in process	3,917	6,798
Property, plant and equipment, net	$287,288	$265,097

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

S. Reflects an adjustment to Accrued and other current liabilities to adjust the environmental liabilities to estimated fair value.

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

Reorganization Items, net

Reorganization items, net represents liabilities settled, net of amounts incurred subsequent to the chapter 11 filing as a direct result of the Plan and are classified as “Reorganization items, net” in our consolidated statement of operations. The following table summarizes reorganization items, net for the years ended December 31, 2019 and 2018, five months ended December 31, 2017, and the seven months ended July 31, 2017:

	Successor			Predecessor
	Year Ended December 31,		Five Months Ended December 31,	Seven Months Ended July 31,
	2019	2018	2017	2017
Net gain on debt discharge	$—	$—	$—	$194,824
Change in assets and liabilities resulting from fresh start adjustments	—	—	—	42,794
Settlement of the AWS note payable	—	—	—	(5,603)
Fair value of warrants issued to the 2018 Noteholders and other parties pursuant to the Plan	—	—	—	(717)
Professional and insurance fees	(200)	(246)	(7,306)	(9,090)
DIP credit agreement financing costs	—	—	3,962	(5,702)
Retention bonus payments	—	—	(2,158)	(806)
Other costs (a)	—	(1,433)	(5)	7,794
Reorganization items, net	$(200)	$(1,679)	$(5,507)	$223,494

(a)	Includes approximately $1.3 million in chapter 11 fees paid to the US Trustee during the year ended December 31, 2018.
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
The following tables present consolidating financial information for Nuverra Environmental Solutions, Inc. (“Parent”) and its 100% wholly-owned subsidiaries (the “Guarantor Subsidiaries”) for the seven months ended July 31, 2017.

CONSOLIDATING STATEMENTS OF OPERATIONS
SEVEN MONTHS ENDED JULY 31, 2017

	Predecessor
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,883	$—	$95,883
Costs and expenses:
Direct operating expenses	—	81,010	—	81,010
General and administrative expenses	15,074	7,478	—	22,552
Depreciation and amortization	123	28,858	—	28,981
Total costs and expenses	15,197	117,346	—	132,543
Operating loss	(15,197)	(21,463)	—	(36,660)
Interest expense, net	(22,333)	(459)	—	(22,792)
Other income, net	4,125	136	—	4,261
Income (loss) from equity investments	101,462	(14)	(101,462)	(14)
Reorganization items, net	177,704	45,790	—	223,494
Income (loss) before income taxes	245,761	23,990	(101,462)	168,289
Income tax (expense) benefit	(77,150)	77,472	—	322
Net income (loss)	$168,611	$101,462	$(101,462)	$168,611

CONSOLIDATING STATEMENT OF CASH FLOWS
SEVEN MONTHS ENDED JULY 31, 2017

	Predecessor
	Parent	Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(18,672)	$(277)	$(18,949)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	3,083	3,083
Purchase of property, plant and equipment	—	(3,149)	(3,149)
Net cash used in investing activities	—	(66)	(66)
Cash flows from financing activities:
Proceeds from Predecessor revolving credit facility	106,785	—	106,785
Payments on Predecessor revolving credit facility	(129,964)	—	(129,964)
Proceeds from Predecessor term loan	15,700	—	15,700
Proceeds from debtor in possession term loan	6,875	—	6,875
Proceeds from Successor First and Second Lien Term Loans	36,053	—	36,053
Payments for debt issuance costs	(1,053)	—	(1,053)
Payments on finance leases and other financing activities	—	(2,797)	(2,797)
Net cash provided by (used in) financing activities	34,396	(2,797)	31,599
Net increase (decrease) in cash	15,724	(3,140)	12,584
Cash and restricted cash - beginning of year	1,388	1,026	2,414
Cash and restricted cash - end of year	$17,112	$(2,114)	$14,998