Form 10-K/A
period 2019-12-31
Nuverra Environmental Solutions, Inc.
filed 2020-04-28
CIK 1403853

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
__________________________________
Documents Incorporated by Reference

None.

FORM 10-K/A

EXPLANATORY NOTE

Nuverra Environmental Solutions, Inc. (the “Company,” “Nuverra,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such definitive proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A also deletes the incorporation by reference to portions of our definitive proxy statement from the cover page and Items 10 through 14 of Part III of the Original Form 10-K.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information regarding our Board of Directors (the “Board”) as of April 23, 2020. There are no family relationships between any directors or executive officers of the Company.

Name	Position with our Company	Age	Director Since
Charles K. Thompson	Chairman, Chief Executive Officer and Director	58	2017
John B. Griggs	Director	48	2017
Michael Y. McGovern	Director	68	2017
Lawrence A. First	Director	58	2018

Below is biographical information about each director as well as the particular experience, qualifications, attributes and/or skills which led the Board to conclude the director should serve as a director of the Company.

Mr. Thompson is a Class III director, whose term will expire at the Company’s 2020 annual meeting of stockholders.

Mr. Thompson currently serves as our Chairman of the Board and Chief Executive Officer. He served as our Interim Chief Executive Officer from March 2018 to November 2018. Mr. Thompson also is currently a Managing Partner of PinHigh Capital Partners, a Houston-based family office affiliated investment partnership with a focus on private oil service and exploration and production (“E&P”) investments. Mr. Thompson currently serves as a member of the boards of directors of KSW Oilfield Services, Wayfinder Resources, Invictus, Inc. and Sullivan Process Controls. Previously, Mr. Thompson spent two years at Nomura Securities building the oil and gas investment banking business, and from 2004 to 2014 he was an original partner of Legacy Partners Group, a boutique mergers and acquisitions firm based in New York that was sold to FBR Capital Markets in 2007. Mr. Thompson holds a B.A. in geology from Williams College and attended Columbia Business School.

Mr. First is a Class III director, whose term will expire at the Company’s 2020 annual meeting of stockholders.

Mr. First currently serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC (“Ascribe”). Mr. First joined Ascribe in 2008. Prior to joining Ascribe, Mr. First was a Managing Director and Co-Portfolio Manager in Merrill Lynch’s Principal Credit Group, a proprietary investing platform for the firm’s capital, where he was responsible for evaluating and managing assets in the team’s North American portfolio, including non-investment grade bank loans, stressed/distressed fixed income investments and public and private equity. Prior to joining Merrill Lynch in 2003, Mr. First was a senior partner in the Bankruptcy and Restructuring department of the law firm of Fried, Frank, Harris, Shriver & Jacobson LLP, where he began his legal career in 1987. At Fried Frank, he represented both debtors and creditors in both in-court and out-of-court restructurings as well as lenders to, investors in, and potential buyers and sellers of, financially troubled companies. Prior to his joining Fried Frank’s Bankruptcy and Restructuring department, he was a member of its Corporate Department, where he became a partner in 1994. On behalf of Ascribe, Mr. First has been a member of the boards of directors of Basic Energy Services, Inc. since March 2020, Forbes Energy Services Ltd. since April 2017, Engineering Solutions & Products, LLC since November 2013, and Big Run, Inc. since March 2018. He was a director on the board of Geokinetics Inc. from 2013 to 2018, Alion Science and Technology Corp. from August 2014 to August 2015, and EnviroSolutions Inc. from July 2010 to March 2018. Mr. First received a Bachelor of Arts in History and Sociology from Haverford College, and a Juris Doctor from New York University School of Law. He also attended the London School of Economics.

Mr. McGovern is a Class I director, whose term will expire at the Company’s 2021 annual meeting of stockholders.

Mr. McGovern is currently the Chairman and Chief Executive Officer of Sherwood Energy, LLC, an aggregator of hydrocarbon reserves through direct ownership of working interests in oil and natural gas leases, and currently serves as a director for Cactus Wellhead, LLC, a manufacturer and servicer of pressure control equipment for offshore and onshore oil and gas production, and as a director of ION Geophysical, a global provider of acquisition equipment, software, planning and seismic processing services, and seismic data libraries to the oil and gas industry. Mr. McGovern has served previously as a director of various public and private companies operating in the oil and gas and energy industries, including Fibrant LLC, a U.S unit of Fibrant BV (through June 2019), Probe Holding Inc. (2014-2017), Quicksilver Resources Inc. (2013-2016), Long Run Exploration Ltd. (2008-2013); and Columbia Chemical Company (2010-2011). Mr. McGovern holds a B.S. from Centenary College and attended the Freeman School of Business at Tulane University from 1973-1974 and the Loyola University New Orleans College of Law from 1979-1980.

Mr. Griggs is a Class II director, whose term will expire at the Company’s 2022 annual meeting of stockholders.

Mr. Griggs is the Chief Financial Officer and Executive Vice President for Conquest Completion Services, LLC, a Shreveport, Louisiana-based provider of coiled tubing and related completion services, where he focuses primarily on strategic and returns-based capital allocation initiatives both organic and inorganic. Prior to joining Conquest, Mr. Griggs was the Chief Financial Officer of Rubicon Oilfield International, a Houston-based oilfield products manufacturing company he co-founded in early 2015. While at Rubicon, Mr. Griggs was responsible for the company’s accounting, treasury/finance, tax, risk management, and corporate development functions and was also intimately involved in the establishment of high-level strategic plans and overall company leadership. From 2011 through 2014, Mr. Griggs was a Managing Director at CSL Capital Management, an energy private equity firm. While at CSL, Mr. Griggs sponsored investments in and served on the boards of several oilfield services companies, including Independence Oilfield Chemicals and Delta Subsea. From 2005 through 2011, Mr. Griggs was a Senior Vice President for the direct capital arm of the D.E. Shaw Group where he focused on direct debt and equity investments in energy companies, with a particular focus on energy services and equipment, midstream and downstream companies. Mr. Griggs holds a B.A. from the University of Texas at Austin and an M.B.A. from the Harvard Business School, where he was a Baker Scholar.

Executive Officers

The following table sets forth information regarding our executive officers as of April 23, 2020.

Name	Position with our Company	Age	Executive Officer Since
Charles K. Thompson (1)	Chairman, Chief Executive Officer and Director	58	2018
Robert Y. Fox	President and Chief Operating Officer	58	2018
Eric Bauer	Executive Vice President and Interim Chief Financial Officer	39	2020
Joseph M. Crabb	Executive Vice President, Chief Legal Officer and Corporate Secretary	52	2014

(1)	Mr. Thompson’s biographical information is included in the previous section “Directors”.

Robert Y. Fox, President and Chief Operating Officer

Mr. Fox serves as the Company’s President and Chief Operating Officer. Mr. Fox has over 25 years of senior management experience in the transportation and logistics businesses. Prior to joining the Company on June 18, 2018, Mr. Fox served in various senior executive positions with Comcar Industries, Inc. from 2001 to June 2018, including as Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Fox also previously held senior management positions with Rocor International, Builder’s Transport, Inc. and Burlington Northern Motor Holdings, Inc. Mr. Fox is a graduate of the University of Texas at Arlington, with a B.B.A. in accounting and he is a Certified Public Accountant.

Eric Bauer, Executive Vice President and Interim Chief Financial Officer

Mr. Bauer joined the Company on April 3, 2020, and serves as the Company’s Executive Vice President and Interim Chief Financial Officer. Mr. Bauer has over seventeen years of experience in corporate finance and investment banking, working primarily on merger and acquisition advisory, equity underwriting, and debt underwriting across all sectors of the energy industry. Mr. Bauer was most recently a Managing Director at Evercore in the Energy Corporate Advisory Business focused on mergers and acquisitions. Mr. Bauer has previously worked for both Lehman Brothers and Citi in their Global Energy Groups and worked at Avista Capital Partners focused on private equity investing in the energy industry. Mr. Bauer graduated from Southern Methodist University, where he received a BBA in Finance and a BA in History.

Joseph M. Crabb, Executive Vice President, Chief Legal Officer and Corporate Secretary

Mr. Crabb serves as the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary. He has served in his present position since joining the Company in 2014. Prior to joining the Company, Mr. Crabb was in private practice with the law firm now known as Squire Patton Boggs (U.S.) LLP, where he was a partner in the corporate practice group in the firm’s Phoenix office. Mr. Crabb received his B.A. degree in History and his J.D. degree from the University of Iowa.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent stockholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, except for the filing of a Form 4 subsequent to the applicable filing date to reflect (i) the vesting of certain previously-reported restricted stock grants held by each of Mr. Griggs, Mr. McGovern and Mr. Thompson and (ii) the correction of a net settlement calculation relating to a previously-reported RSU grant to Mr. Fox, we believe that during fiscal 2019 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a).

Code of Business Conduct and Ethics
The Company has a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics is available in the “Corporate Governance” section of the Company’s website at www.nuverra.com and a printed copy may also be obtained by any stockholder upon request directed to Nuverra Environmental Solutions, Inc., 6720 N. Scottsdale Road, Suite 190, Scottsdale, Arizona 85253, Attention: Corporate Secretary. The Company intends to post amendments to or waivers, if any, from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors or its principal executive officer, principal financial officer, or principal accounting officer) at this location on its website. Among other matters, our Code of Business Conduct and Ethics is designed to promote:

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

Selection of Board Nominees
Future director candidates will be evaluated by the Compensation and Nominating Committee in accordance with its charter and our Corporate Governance Guidelines. The Compensation and Nominating Committee’s consideration of a candidate for director will include assessment of the individual’s understanding of our business, the individual’s professional and educational background, skills and abilities and potential time commitment, and whether such characteristics are consistent with our Corporate Governance Guidelines and other criteria established by the Compensation and Nominating Committee from time to time. In addition, the Compensation and Nominating Committee will take into account diversity of background and experience that the individual will bring to the Board. In evaluating potential director candidates, the Compensation and Nominating Committee will consider a variety of factors, in addition to personal and professional integrity, including the following:

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

The Compensation and Nominating Committee may also adopt such procedures and criteria not inconsistent with our Corporate Governance Guidelines as it considers advisable for the assessment of director candidates. Other than the foregoing, there are no stated minimum criteria for director nominees. The Compensation and Nominating Committee does, however, recognize that each member of the Audit Committee must be financially literate, as such qualification is interpreted by the Board in its business judgement, at least one member of the Audit Committee should meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of the Board must meet the definition of “independent director” under applicable rules governing independence. Although we do not have a formal policy with regard to the consideration of diversity in identifying candidates for election to the Board, the Compensation and Nominating Committee recognizes the benefits associated with a diverse board, and intends to take diversity considerations into account when identifying candidates. The Compensation and Nominating Committee will utilize a broad conception of diversity, including diversity of professional experience, employment history, prior experience on other boards of directors, and more familiar diversity concepts such as race, gender and national origin. These factors, and others considered useful by the Compensation and Nominating Committee, will be reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. The priorities and emphasis of the Compensation and Nominating Committee and of the Board may change from time to time to take into account changes in business and other trends and the portfolio of skills and experience of current and prospective board members.

The Compensation and Nominating Committee also has responsibility for establishing procedures for the nomination process and recommending candidates for election to the Board. It is anticipated that consideration of new Board nominee candidates will involve a series of internal discussions, review of information concerning candidates, and interviews with selected candidates. Board members or employees typically suggest candidates for nomination to the Board. In 2019, we did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates.

Stockholder Nominations

The Compensation and Nominating Committee will consider stockholder recommendations for candidates for the Board if the stockholder complies with the advance notice, information and consent provisions contained in our Third Amended and Restated Bylaws (“Bylaws”). The Compensation and Nominating Committee will evaluate recommendations for director nominees submitted by directors, management or qualifying stockholders in the same manner. All directors and director nominees will be required to submit a completed directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Compensation and Nominating Committee.

To be in proper written form, our Bylaws provide that a stockholder’s notice to the Corporate Secretary must set forth as to each person whom the stockholder proposes to nominate as a director: (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) with respect to the nomination, including the nominee, (iv) any derivative positions with respect to shares of the Company’s capital stock held or beneficially held by or on behalf of such stockholder, the extent to which any hedging or other transaction or series of transactions has been entered into with respect to shares of the Company’s capital stock by or on behalf of such stockholder, and the extent to which any other agreement or understanding has been made, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of such stockholder with respect to shares of the Company’s capital stock, (v) a representation that such stockholder is a holder of record entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to bring such nomination before the annual meeting, (vi) a representation whether the stockholder intends or is part of a group which intends (A) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to elect the nominee and/or (B) otherwise to solicit proxies from stockholders in support of such nomination, and (vii) any other information relating to such stockholder required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors in an election contest pursuant to and in accordance with Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder.

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

Item 11. Executive Compensation

Introduction

We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Our disclosure includes the individuals currently serving as our Chief Executive Officer and our two next most highly compensated executive officers. We refer to the aforementioned individuals throughout this section as the “named executive officers” or “NEOs” and their names, titles and positions are as follows:

Name	Title
Current Executive Officers
Charles K. Thompson	Chairman, Chief Executive Officer and Director
Robert Y. Fox	President and Chief Operating Officer
Joseph M. Crabb	Executive Vice President, Chief Legal Officer and Corporate Secretary

Overview of Executive Compensation

The overarching objective of our executive compensation program is to attract, motivate and retain executives who will deliver short and long-term stockholder value through the use of competitive compensation programs with strong links to Company and individual performance. Nuverra seeks to achieve this objective by providing a market-competitive compensation program that consists of base salary, short-term incentives and longer-term incentives.

The Company continues its focus on attracting and retaining qualified senior executives while also emphasizing pay-for-performance alignment, by basing a significant portion of target total direct compensation on short-term and long-term incentive pay. Short-term and long-term incentives align executives with stockholder interests by basing the potential receipt of incentives on successful achievement of Company business objectives, including defined financial performance targets, which are intended to drive stockholder value.

Incentive-pay structures provide for maximum payouts in instances when Company performance both exceeds internal expectations and results in positive returns for stockholders relative to our industry peers. Furthermore, we align financial interests of our executives with those of our stockholders through emphasis on long-term incentives and encouragement of equity ownership.

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

In connection with a company-wide cost reduction initiative implemented by the Company in April 2020, certain members of the Company’s executive management team have agreed to voluntarily reduce their 2020 base salaries. Mr. Thompson, Chairman and Chief Executive Officer, voluntarily reduced his base salary by 25% and Mr. Fox, President and Chief Operating Officer, voluntarily reduced his base salary by 20%. Each of the foregoing salary reductions were effective as of April 6, 2020.

Components of Named Executive Officer Compensation

The Compensation and Nominating Committee is committed to a strong, positive link between our compensation practices and our Company’s short- and long-term objectives. The executive compensation program for our named executive officers is comprised of the following components: base salary, short-term incentive awards, long-term incentive awards, health and welfare benefits, retirement benefits, and post-employment agreements.

Base Salary

Base salary is a fixed component of compensation for our executives. We establish base salary levels which are competitive with companies of comparable revenue and size and which enable us to attract and retain top executive talent. Annual merit increases for named executive officers are not automatic or guaranteed. Merit increases for named executive officers other than the Chairman and Chief Executive Officer are based on the Chairman and Chief Executive Officer’s evaluation of each named executive officer’s performance, competitive positioning, as well as the Company’s performance and outlook for the upcoming fiscal year. It is the responsibility of the Compensation and Nominating Committee to review the performance of the Chairman and Chief Executive Officer and recommend an annual merit increase, if warranted.

The following table shows the annual base salaries of our current executive officers as of December 31, 2019 and December 31, 2018.

		Base Salary
Name	Title	2019	2018
Current Executive Officers
Charles K. Thompson	Chairman, Chief Executive Officer and Director	$600,000	$600,000
Robert Y. Fox	President and Chief Operating Officer	$425,000	$425,000
Joseph M. Crabb	Executive Vice President, Chief Legal Officer and Corporate Secretary	$400,000	$400,000

Short-Term Cash Incentive Awards

2019 Bonus Plan

For fiscal 2019, the Board established a senior executive bonus plan that set forth bonus targets of 65% of annual base salary for each of Mr. Fox and Mr. Crabb. Under the bonus plan for 2019, the participating executives were eligible to receive up to one-half of the target bonus amount based on the achievement of the Company’s annual 2019 Adjusted EBITDA objective, as determined by the Board, and the other one-half was discretionary based on the Board’s consideration of individual performance, regional and business unit performance, and such other factors as determined by the Board. For the portion of the target bonus based on the Company’s Adjusted EBITDA objective, 50% of that portion (i.e., 50% of one-half of the target bonus amount) was potentially earned if the Company achieved at least 80% of the Board-approved Adjusted EBITDA objective, with the percentage increasing ratably up to 100% (i.e., 100% of one-half of the target bonus amount) at achievement of 100% of the Adjusted EBITDA objective.

2020 Bonus Plan

For fiscal 2020, the Board has concluded that in light of current market conditions and the significant uncertainty regarding the outlook for the energy industry, any awards to Mr. Thompson, Mr. Fox or Mr. Crabb under the senior executive bonus plan will be discretionary. The Board intends to make this determination following the end of the 2020 fiscal year. In making its determination regarding potential awards for fiscal 2020, under the senior executive bonus plan, the Board may consider such factors as it deems appropriate, including but not limited to individual and company performance, the Company’s liquidity position, and market and industry conditions generally, as well as such other factors as it may determine.

No outstanding employment agreement for our named executive officers currently provides for an annual bonus in a guaranteed amount.

Long-Term Equity Incentive Awards

Each of our NEOs is eligible to receive equity compensation, which can consist of a mix of stock options, restricted stock, and restricted stock units, to encourage a focus on long-term stockholder value and to foster long-term retention.

2019 Equity Grants

In connection with Mr. Fox’s appointment as President and Chief Operating Officer on June 18, 2018, he was entitled to receive an initial grant of restricted stock units under the 2017 Long Term Incentive Plan (the “MIP”) with a target grant date value of $1,250,000 (the “Initial Award”). The Initial Award is comprised of one-half time-based restricted stock units (“TRSUs”) that vest in one-third increments. The first one-third of the TRSUs granted to Mr. Fox vested on the grant date or, March 5, 2019, the second one-third vested on December 31, 2019, and the third one-third will vest on December 31, 2020. The other half of the Initial Award consisted of performance-based restricted stock units (“PRSUs”) that partially vested based on certain specified 2019 partial-year and full-year performance measurements.

On April 5, 2019, Mr. Thompson received a grant of 11,338 restricted stock units with a target grant date fair value of $100,000 in connection with the final tranche of equity awards issued for his service as Interim Chief Executive Officer. The awards were issued under the MIP and vested on the date of grant.

Health, Welfare, and Retirement Plans

We offer all eligible employees, including the named executive officers, a health and welfare benefits package which includes coverage for medical, dental, vision, disability, life, accidental death and dismemberment, and employee assistance. The named executive officers participate in these benefit arrangements on the same basis as all eligible employees.

We maintain a defined contribution plan, intended to qualify under Section 401(k) of the Internal Revenue Code, which is available to all employees, including our named executive officers, to assist them in saving for retirement. Under this plan, a participant may contribute a percentage of their salary on a pre-tax basis up to the IRS maximum through payroll deductions. The plan permits catchup contributions on a pre-tax basis for employees at least 50 years old up to the IRS maximum, and Roth deferrals on a post-tax basis. Effective April 1, 2017, the Company reinstated a discretionary matching contribution under the plan, pursuant to which the Company makes a cash matching contribution in an amount equal to 100% of the first 3% of base salary contributed, and 50% of the next 2% of base salary contributed, by participating employees.

Severance and Transition Arrangements and Change-in-Control Payments

We have entered into employment agreements with Mr. Thompson, Mr. Fox and Mr. Crabb that contain provisions that provide for certain severance and change-in-control benefits, which are discussed in more detail in the “Executive Employment Agreements” and “Potential Payments upon Termination or Change-in-Control” sections herein. We believe these employment agreements provide severance and change-in-control protection in a manner consistent and competitive with common practice in the marketplace.

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

Summary Compensation Table

The following table summarizes the compensation during the last two fiscal years (as applicable) to the Company’s named executive officers. Compensation data is not shown for years in which the executive officer was not serving in such position.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		All Other Compensation ($)		Total ($)
Current Executive Officers
Charles K. Thompson*	2019	600,000		—		97,393	(2)	11,200	(10)	708,593
Chairman, Chief Executive Officer and Director	2018	788,735	(3)	—		1,878,392	(4) (5)	—		2,667,127
Robert Y. Fox**	2019	425,000		—		1,300,087	(6)	6,787	(10)	1,731,874
President and Chief Operating Officer	2018	212,500		107,500	(7)	—	(6)	10,587		330,587
Joseph M. Crabb	2019	400,000		—		—		11,200	(10)	411,200
Executive Vice President, Chief Legal Officer and Corporate Secretary	2018	400,000		190,000	(8)	2,418,858	(9)	27,069		3,035,927

*
Mr. Thompson was named Chairman and Interim Chief Executive Officer on March 2, 2018, and Chief Executive Officer on a non-interim basis on November 19, 2018. Mr. Thompson also served as Interim Chief Financial Officer from December 2019 through March 2020. The amounts provided for Mr. Thompson include all compensation paid by the Company to Mr. Thompson in 2018.

**	Mr. Fox joined the Company as President and Chief Operating Officer effective as of June 18, 2018.

(1)
The amounts reported in this column represent the aggregate grant date fair value of awards of restricted stock or restricted stock units granted to the named executive officers in each covered fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the award. The assumptions used in the calculations of these amounts are included in Note 17 in the Notes to the Consolidated Financial Statements to the Company’s Form 10-K filed on March 10, 2020.

(2)	Mr. Thompson received 11,338 RSUs, the last of two tranches of equity awards issued for his service as the Interim Chief Executive Officer, which vested on date of grant.

(3)
The amount reported in this column for fiscal 2018 represents amounts paid to Mr. Thompson as follows: (a) $642,581 for his service as the Interim Chief Executive Officer, (b) $46,154 for his service as non-interim Chief Executive Officer, and (c) $100,000 for his service as a Director.

(4)
In December 2018, Mr. Thompson received a two year time-based RSU award for 210,000 shares with grant date fair value of $1,722,000, which potentially vests on the second anniversary of the grant date (i.e., December 31, 2020), subject to the satisfaction of applicable vesting criteria, but does not vest incrementally prior to such date.

(5)
The amount reported in this column for fiscal 2018 represents amounts paid to Mr. Thompson as follows: (a) RSU awards of $84,272 for his service as the Interim Chief Executive Officer, which vested on date of grant, (b) stock awards of $1,722,000 for his service as the non-interim Chief Executive Officer, and (c) restricted stock awards of $72,120 for his service as a Director, which vested one year after date of grant.

(6)
As disclosed in the Current Report on Form 8-K filed by the Company on June 21, 2018, Mr. Fox received certain equity grants in March 2019, consisting of time-based and performance-based RSUs for an aggregate of up to 119,275 shares, subject to the satisfaction of applicable vesting criteria. See Long-Term Equity Incentive Awards section for additional discussion of these awards.

(7)	The amount reported represents a $40,000 sign-on bonus paid in lieu of a relocation allowance in June 2018 and a $67,500 discretionary bonus earned for 2018 which was paid in March 2019.

(8)	The amount reported represents a $150,000 retention bonus paid in December 2018 and a $40,000 discretionary bonus earned for 2018 which was paid in March of 2019.

(9)	Includes 62,022 time-based RSUs and 62,022 performance-based RSUs issued in February 2018 and vesting incrementally over a multi-year period ending on December 31, 2020.

(10)	The amounts reported in this column for fiscal 2019 represent the 401(k) match.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table discloses certain information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2019. All of these awards were granted under our MIP. Some values contained in the table below have not been, and may never be, realized.

		Option Awards			Stock Awards
Name	Award Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Current Executive Officers
Charles K. Thompson *	12/31/2018	—	—	—	210,000	(2)	609,000
Robert Y. Fox	3/5/2019	—	—	—	19,879	(2)	57,649
Joseph M. Crabb	2/22/2018	—	—	—	41,348	(3)	119,909

*	The amounts provided for Mr. Thompson include all awards by the Company to Mr. Thompson in 2018.

(1)
The market value of shares of restricted stock unit awards that have not vested is calculated based on the closing trading price of our common stock of $2.90 as reported on the NYSE American on December 31, 2019.

(2)	Represents a TRSU award, which assuming continued employment with the Company will vest on December 31, 2020.

(3)
Represents 20,674 TRSUs which assuming continued employment with the Company will vest on December 31, 2020. Additionally, represents 20,674 PRSUs which assuming continued employment with the Company will vest on December 31, 2020, subject to the achievement of pre-established performance targets during the applicable performance measurement period.

Executive Employment Agreements

Thompson Employment Agreement. On March 2, 2018, the Board appointed Mr. Thompson, a member of the Company’s Board, to serve as Chairman of the Board and Interim Chief Executive Officer. Until his appointment as non-interim Chief Executive Officer, the equity compensation Mr. Thompson received as a non-employee member of the Board in 2018 did not change. As the Chairman of the Board and Interim Chief Executive Officer, Mr. Thompson received a monthly cash consulting fee of $75,000 and an equity grant with a target grant date value of $200,000 for his service as Interim Chief Executive Officer.

On November 19, 2018, Mr. Thompson was appointed as non-interim Chief Executive Officer. Mr. Thompson continues to serve as a member and Chairman of the Board. In connection with Mr. Thompson’s appointment, he entered into an Employment Agreement with the Company (the “Thompson Employment Agreement”), effective as of November 19, 2018. Pursuant to the Thompson Employment Agreement, Mr. Thompson serves as the Chief Executive Officer of the Company for a term ending on the earlier of (i) a termination of Mr. Thompson’s employment pursuant to the Thompson Employment Agreement and (ii) December 31, 2020; provided, however, that the Company shall provide written notice to Mr. Thompson at least ninety days prior to December 31, 2020 confirming the term shall end on such date. Under the Thompson Employment Agreement, Mr. Thompson is paid an annual base salary of $600,000, which is reviewed annually by the Board or its Compensation and Nominating Committee to determine whether the annual base salary should be increased and, if so, in what amount. In addition, Mr. Thompson receives insurance benefits and is entitled to participate in any of the Company’s current or future incentive compensation plans. Mr. Thompson also received a grant under the Company’s MIP of 210,000 time-based Restricted Stock Units which will vest on December 31, 2020, subject to potential accelerated vesting upon the termination of Mr. Thompson’s employment by the Company without Cause (as defined in the Thompson Employment Agreement) or voluntary termination by Mr. Thompson for Good Reason (as defined in the Thompson Employment Agreement).

In the event Mr. Thompson is terminated for Cause or voluntarily terminates his employment without Good Reason he shall be entitled to payment of accrued and unpaid base salary and reimbursement for expenses incurred through the last day of his employment. In the event Mr. Thompson is terminated without Cause or terminates his employment for Good Reason, Mr. Thompson shall be entitled to (i) payment of accrued and unpaid base salary, unused vacation, and reimbursement for expenses incurred through the last day of his employment, (ii) a lump sum severance pay amount equal to the sum of 12 months base salary in effect immediately prior to the date of termination and 12 months of the Company’s COBRA premiums in effect on the date of termination, (iii) a lump sum amount equal to at least 100% of any bonus or bonuses attributable to the fiscal year during which the termination occurs based on actual performance results through the full fiscal year, and (iv) acceleration in full of the vesting and/or exercisability of all non-performance based equity awards outstanding.

During and after termination of the Thompson Employment Agreement, Mr. Thompson is obligated to maintain the confidentiality of the Company’s confidential information. In addition, he agrees to certain non-competition and non-solicitation covenants for a one-year period following any termination of his employment.

Fox Employment Agreement. On June 18, 2018, the Company appointed Mr. Fox as the Company’s President and Chief Operating Officer. In connection with Mr. Fox’s appointment, he entered into an Employment Agreement with the Company (the “Fox Employment Agreement”), effective as of June 18, 2018. Pursuant to the Fox Employment Agreement, Mr. Fox serves as the President and Chief Operating Officer of the Company for a three year term, with such term to be automatically extended for successive one-year periods thereafter, unless either the Company or Mr. Fox provide at least three months prior written notice of termination pursuant to the terms of the Fox Employment Agreement. For Mr. Fox’s services, he is paid an annual base salary of $425,000, which is reviewed annually by the Board or its Compensation and Nominating Committee to determine whether the annual base salary should be increased and, if so, in what amount. Mr. Fox receives insurance benefits and is entitled to participate in any of the Company’s current or future incentive compensation plans.

In the event Mr. Fox is terminated for Cause (as defined in the Fox Employment Agreement) or voluntarily terminates his employment without Good Reason (as defined in the Fox Employment Agreement) he shall be entitled to payment of accrued and unpaid base salary, unused vacation, and reimbursement for expenses incurred through the last day of his employment. In the event Mr. Fox is terminated without Cause or terminates his employment for Good Reason, in each case that occurs without connection to a Change of Control (as defined in the Fox Employment Agreement), Mr. Fox shall be entitled to (i) payment of accrued and unpaid base salary, unused vacation, and reimbursement for expenses incurred through the last day of his employment, (ii) a lump sum severance pay amount equal to the sum of 12 months base salary in effect immediately prior to the date of termination and 12 months of the Company’s COBRA premiums in effect on the date of termination, (iii) a lump sum amount equal to at least 100% of the bonus or bonuses attributable to the fiscal year during which the termination occurs based on actual performance results through the full fiscal year, and (iv) acceleration in full of the vesting and/or exercisability of all time-based equity awards outstanding and a pro rata portion of any performance-based equity awards outstanding (which will continue to be subject to applicable vesting criteria). In the event Mr. Fox is terminated without Cause or terminates his employment for Good Reason, either of which occurs within 12 months after a Change of Control, or if Mr. Fox is terminated by the Company without Cause within 6 months prior to a Change of Control if such termination was in contemplation of such Change of Control, he shall be entitled to the payment described above with the following revisions: (i) Mr. Fox will receive an additional lump sum severance payment equal to the sum of 12 months base salary in effect immediately prior to the date of termination and 12 months of the Company’s COBRA premiums in effect on the date of termination, (ii) in lieu of the lump sum bonus amount described above, he will receive a lump sum payment equal to 100% of all bonuses attributable to the fiscal year during which the termination occurs at target, and (iii) acceleration in full of a pro rata portion of all performance-based equity awards without regard to applicable performance targets (in addition to acceleration of any time-based equity awards).

During and after termination of the Fox Employment Agreement, Mr. Fox is obligated to maintain the Company’s confidential information in confidence. In addition, he agreed to certain non-competition and non-solicitation covenants for a one-year period following any termination of his employment.

Crabb Employment Agreement. On August 7, 2017, the Company entered into an amended and restated employment agreement with Mr. Crabb (the “Crabb Employment Agreement”). Pursuant to the Crabb Employment Agreement, Mr. Crabb serves as the Executive Vice President and Chief Legal Officer of the Company for a three year term, with such term to be automatically extended for successive one-year periods thereafter, unless either the Company or Mr. Crabb provide at least three months prior written notice of termination pursuant to the terms of the Crabb Employment Agreement. For Mr. Crabb’s services, he is paid an annual base salary of $400,000, which is reviewed annually by the Board or its Compensation and Nominating Committee to determine whether the annual base salary should be increased and, if so, in what amount. Mr. Crabb receives insurance benefits and is entitled to participate in any of the Company’s current or future incentive compensation plans.

In the event Mr. Crabb is terminated for Cause (as defined in the Crabb Employment Agreement) or voluntarily terminates his employment without Good Reason (as defined in the Crabb Employment Agreement) he shall be entitled to payment of accrued and unpaid base salary, unused vacation, and reimbursement for expenses incurred through the last day of his employment. In the event Mr. Crabb is terminated without Cause or terminates his employment for Good Reason, in each case that occurs without connection to a Change of Control (as defined in the Crabb Employment Agreement), Mr. Crabb shall be entitled to (i) payment of accrued and unpaid base salary, unused vacation, and reimbursement for expenses incurred through the last day of his employment, (ii) a lump sum severance pay amount equal to the sum of 24 months base salary in effect immediately prior to the date of termination and 12 months of the Company’s COBRA premiums in effect on the date of termination, (iii) a lump sum amount equal to at least 100% of the bonus or bonuses attributable to the fiscal year during which the termination occurs based on actual performance results through the full fiscal year, and (iv) acceleration in full of the vesting and/or exercisability of all time-based equity awards outstanding and a pro rata portion of any performance-based equity awards outstanding (which will continue to be subject to the applicable vesting criteria). In the event Mr. Crabb is terminated without Cause or terminates his employment for Good Reason, either of which occurs within 12 months after a Change of Control, or if Mr. Crabb is terminated by the Company without Cause within 6 months prior to a Change of Control if such termination was in contemplation of such Change of Control, he shall be entitled to the payment described above with the following revisions: (i) Mr. Crabb will receive an additional lump sum severance payment equal to 12 months of the Company’s COBRA premiums in effect on the date of termination, (ii) in lieu of the lump sum bonus amount described above, he will receive a lump sum payment equal to 100% of all bonuses attributable to the fiscal year during which the termination occurs at target, and (iii) acceleration in full of a pro rata portion of all performance-based equity awards without regard to the applicable performance targets (in addition to acceleration of any time-based equity awards).

During and after termination of the Crabb Employment Agreement, Mr. Crabb is obligated to maintain the Company’s confidential information in confidence. In addition, he agreed to certain non-competition and non-solicitation covenants for a one-year period following any termination of his employment.

Voluntary Base Salary Reductions. In connection with certain cost reduction initiatives implemented by the Company in April 2020, Mr. Thompson agreed to voluntarily reduce his annual base salary by 25% and Mr. Fox agreed to voluntarily reduce his annual base salary by 20%. Effective as of April 6, 2020. Notwithstanding these voluntary base salary reductions, potential payments under their respective employment agreements in the event of a termination without Cause or a resignation for Good Reason would be calculated based on the annual base salary in effect prior to the April 6, 2020 voluntary reduction. See “Potential Payments upon Termination or Change-in Control” for further discussion.

Potential Payments upon Termination or Change-in-Control

Charles K. Thompson

Mr. Thompson’s employment agreement provides for the following potential payments upon termination. The total amounts payable for certain severance benefits to Mr. Thompson may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code.

Termination without Cause or Resignation for Good Reason. Mr. Thompson’s employment agreement provides for the following payments and benefits:

•	Payment of 12 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 12 months of the Company’s COBRA premiums in effect on the termination date;

•
Payment of at least 100% of the bonus attributable to the fiscal year during which the termination date occurs if such bonus would have been earned and paid but for the termination of Mr. Thompson’s employment; and

•
Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards regardless of whether or not such performance-based awards would become vested and exercisable based on the applicable performance criteria.

Change-in-Control. Mr. Thompson’s employment agreement does not provide for separate payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within 6 months prior to, or one year after, a change-in-control).

Death or Disability. If Mr. Thompson’s employment terminates due to death or disability, his employment agreement provides for full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards regardless of whether or not such performance-based awards would become vested and exercisable based on the applicable performance criteria. In order to receive the severance payments and benefits described above (other than those provided in the event of his death), Mr. Thompson is required to execute a full general release of claims in favor of the Company.

Cause and Good Reason Defined. For purposes of the Thompson Employment Agreement, “cause” is generally deemed to exist, subject to applicable notice and cure provisions, if the executive at any time: commits a material breach of his employment agreement, is guilty of gross insubordination, gross negligence, recklessness or willful misconduct in connection with or affecting the business or affairs of the Company, engages in material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company, alcohol or substance abuse that interferes with executive’s ability to discharge the duties and responsibilities of his position, committing a knowing breach of executive’s fiduciary duties to the Company and its stockholders, or is convicted of, or pleads no contest to, a felony criminal offense.

For purposes of the Thompson Employment Agreement, “good reason” generally means a material reduction in base salary, a material reduction in an executive’s authority, duties, and executive responsibilities with the Company, a material change in geographic location(s) at which the executive must perform services or in the location of the Company’s principal office at which the executive renders services, excluding required business travel, or a material breach of his employment agreement by the Company. “Good reason” also means a change in direct reporting to anyone other than the Board of the Company.

Robert Y. Fox

Mr. Fox’s employment agreement provides for the following potential payments upon termination or a change-in-control of the Company. The total amounts payable for certain severance benefits to Mr. Fox may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code.

Termination without Cause or Resignation for Good Reason. Mr. Fox’s employment agreement provides for the following payments and benefits:

•	Payment of 12 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 12 months of the Company’s COBRA premiums in effect on the termination date;

•
Payment of at least 100% of the bonus attributable to the fiscal year during which the termination date occurs if such bonus would have been earned and paid but for the termination of Mr. Fox’s employment; and

•
Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards (which will continue to be subject to applicable vesting criteria).

Change-in-Control. Mr. Fox’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within 6 months prior to, or one year after, a change-in-control):

•	Payment of 24 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 24 months of the Company’s COBRA premiums in effect on the termination date;

•	A lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination date occurs at target; and

•
Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards without regard to applicable performance targets.

Death or Disability. If Mr. Fox’s employment terminates due to death or disability, his employment agreement provides for full vesting of all then outstanding equity awards (other than awards whose vesting is based on performance-based criteria - which are subject to pro rata accelerated vesting if and to the extent the performance criteria are ultimately satisfied). In order to receive the severance payments and benefits described above (other than those provided in the event of his death), Mr. Fox is required to execute a full general release of claims in favor of the Company.

Cause and Good Reason Defined. For purposes of the Fox Employment Agreement, “cause” is generally deemed to exist, subject to applicable notice and cure provisions, if the executive at any time: commits a material breach of his employment agreement, is guilty of gross insubordination, gross negligence, recklessness or willful misconduct in connection with or affecting the business or affairs of the Company, engages in material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company, alcohol or substance abuse that interferes with executive’s ability to discharge the duties and responsibilities of his position, committing a knowing breach of executive’s fiduciary duties to the Company and its stockholders, or is convicted of, or pleads no contest to, a felony criminal offense.

For purposes of the Fox Employment Agreement, “good reason” generally means a material reduction in base salary, a material reduction in an executive’s authority, duties, and executive responsibilities with the Company, a material change in geographic location(s) at which the executive must perform services or in the location of the Company’s principal office at which the executive renders services, excluding required business travel, or a material breach of his employment agreement by the Company. “Good reason” also means a change in direct reporting to anyone other than the Board or Chief Executive Officer of the Company.

Joseph M. Crabb

Mr. Crabb’s employment agreement provides for the following potential payments upon termination or a change-in-control of the Company. The total amounts payable for certain severance benefits to Mr. Crabb may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code.

Termination without Cause or Resignation for Good Reason. Mr. Crabb’s employment agreement provides for the following payments and benefits:

•	Payment of 24 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 12 months of the Company’s COBRA premiums in effect on the termination date;

•
Payment of at least 100% of the bonus attributable to the fiscal year during which the termination date occurs if such bonus would have been earned and paid but for the termination of Mr. Crabb’s employment; and

•
Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards (which will continue to be subject to applicable vesting criteria).

Change-in-Control. Mr. Crabb’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within 6 months prior to, or one year after, a change-in-control):

•	Payment of 24 months of the Base Salary in effect immediately prior to the termination date;

•	Payment of 24 months of the Company’s COBRA premiums in effect on the termination date;

•	A lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination date occurs at target; and

•
Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards without regard to applicable performance targets.

Death or Disability. If Mr. Crabb’s employment terminates due to death or disability, his employment agreement provides for full vesting of all then outstanding equity awards (other than awards whose vesting is based on performance-based criteria - which are subject to pro rata accelerated vesting if and to the extent the performance criteria are ultimately satisfied). In order to receive the severance payments and benefits described above (other than those provided in the event of his death), Mr. Crabb is required to execute a full general release of claims in favor of the Company.

Cause and Good Reason Defined. For purposes of the employment agreement, “cause” is generally deemed to exist, subject to applicable notice and cure provisions, if the executive at any time: commits a material breach of his employment agreement, is guilty of gross insubordination, negligence, recklessness or willful misconduct in connection with or affecting the business or affairs of the Company, engages in material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company, alcohol or substance abuse that interferes with executive’s ability to discharge the duties and responsibilities of his position, committing a knowing breach of executive’s fiduciary duties to the Company and its stockholders, or is convicted of, or pleads no contest to, a felony criminal offense.

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

Director Compensation

Background, Fees and Awards

Directors of publicly traded companies have substantial responsibilities and time commitments, and there is a competitive market for highly qualified and experienced directors. As such, the Compensation and Nominating Committee seeks to provide appropriate compensation to directors taking into account these factors.

The Compensation and Nominating Committee recommended and the Board approved 2019 compensation for non-employee Board members of $100,000 in cash and, in addition, an annual grant of restricted stock with a target grant-date value of $50,000. The Compensation and Nominating Committee also recommended, and the Board approved, additional annual cash compensation for the Chair of the Audit Committee and the Chair of the Compensation and Nominating Committee in the amounts of $15,000 and $10,000, respectively.

In April 2020, in connection with a company-wide cost reduction initiative implemented by the Company, the Board approved a modification to 2020 compensation for non-employee Board members. The modification reduces overall cash and non-cash compensation by 25% and reallocates the amount equally between cash and the annual restricted stock grant. For the fiscal year beginning January 1, 2020, Board compensation for non-employee directors will consist of $56,250 in cash and an annual grant of restricted stock with a target grant-date value of $56,250. The Board also approved additional annual cash compensation for the Chair of the Audit Committee and the Chair of the Compensation and Nominating Committee, which is unchanged from 2019, in the amounts of $15,000 and $10,000, respectively.

Board Compensation Table

The following table provides information for compensation of the non-employee members of our Board as of December 31, 2019. As the Chairman of the Board and Chief Executive Officer, Mr. Thompson’s compensation related to his service as a member of the Board is provided in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
John B. Griggs	115,000	48,697	163,697
Michael Y. McGovern	110,000	48,697	158,697
Lawrence A. First (3)	100,000	—	100,000

(1)
Directors receive $100,000 annually for fiscal 2019. The Audit Committee Chair, Mr. Griggs, receives $15,000 annually for this role. The Compensation and Nominating Committee Chair, Mr. McGovern, receives $10,000 annually for this role.

(2)	Represents award grants of 5,669 shares of restricted stock to each non-employee director for service during fiscal 2019, with a grant date fair value of $8.59 calculated pursuant to ASC 718.

(3)
Mr. First’s compensation was received by Ascribe Investments II LLC and Ascribe Investments III LLC on Mr. First’s behalf. Mr. First has directed the Company to pay any director compensation owed to him to Ascribe’s affiliates. Mr. First has declined to receive any equity-based compensation for his service as a director, either personally or through Ascribe’s affiliates.

The following table provides information on the unvested restricted stock held by our non-employee directors as of April 23, 2020.

Name	Number of Awards (1)
John B. Griggs	37,500
Michael Y. McGovern	37,500
Lawrence A. First (2)	—

(1)	Represents award grants of restricted stock to each non-employee director for service during fiscal 2020, which are scheduled to vest on April 21, 2021.

(2)	Mr. First has declined to receive any equity-based compensation for his service as a director, either personally or through Ascribe’s affiliates.

Compensation and Nominating Committee
/s/ Michael Y. McGovern
Michael Y. McGovern
Chair
/s/ John B. Griggs
John B. Griggs
Committee Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans, including the MIP, and the Directors Plan, as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	282,565	—	845,719
Equity compensation plans not approved by security holders	—	—	—
Total	282,565	—	845,719

(1)	Includes awards of 11,338 of restricted stock and 271,227 of restricted stock units that have been granted but not yet issued.

(2)	There were no options outstanding at December 31, 2019.

Security Ownership of Certain Beneficial Owners and Management

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

Unless otherwise indicated, the address for each director and officer is c/o Nuverra Environmental Solutions, Inc., 6720 N. Scottsdale Road, Suite 190, Scottsdale, AZ 85253. The information in this table is based on statements in filings with the SEC, or other reliable information available to the Company.

The following table sets forth information known to the Company regarding the beneficial ownership of its common stock as of April 23, 2020 by (i) each director, (ii) each of our named executive officers, and (iii) all executive officers and directors serving as of April 23, 2020 as a group. An individual’s percentage ownership of common stock outstanding is based on 15,761,082 shares of our common stock outstanding as of April 23, 2020. Pursuant to Rule 13d-3(d)(1) under the Exchange Act, shares of common stock subject to stock options currently exercisable or exercisable within 60 days, as well as shares of common stock issuable upon the settlement of vested restricted stock units, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities and the management group but are not deemed outstanding for computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Current Executive Officers and Directors
Robert Y. Fox President and Chief Operating Officer	48,048	*
Joseph M. Crabb Executive Vice President, Chief Legal Officer, and Corporate Secretary	30,769	*
Charles K. Thompson Chairman of the Board and Chief Executive Officer	18,639	*
John B. Griggs Director	10,357	*
Michael Y. McGovern Director	10,357	*
Lawrence A. First Director	—	0%
Shares owned by executive officers and directors as a group	118,170	*

*	Less than 1% of shares outstanding

The following table sets forth information known to the Company regarding the beneficial ownership of common stock as of April 23, 2020 of persons or groups that own or have the right to acquire more than 5% of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
ECF Value Fund, LP (1) ECF Value Fund II, LP ECF Value Fund International Master, LP 1177 Ave. of Americas, 46th Floor, New York, NY 10036	7,056,917	44.8%
Ascribe II Investments LLC (2) Ascribe III Investments LLC 299 Park Avenue, 34th Floor, New York, NY 10171	7,021,879	44.6%
Newport Global Advisors LP (3) Timothy T. Janszen Ryan L. Langdon 21 Waterway Avenue, Suite 150, The Woodlands, TX 77380	833,922	5.3%

(1)
Gates Capital Management, L.P. (“Gates Capital”), acts as the investment manager to certain funds directly holding Common Stock (the “Gates Capital Funds”). Gates Capital Management GP, LLC (the “General Partner”) is the general partner of Gates Capital, with respect to the shares of Common Stock directly held by the Gates Capital Funds. Gates Capital Management, Inc. (the “Gates Corporation”) is the managing member of the General Partner with respect to the shares of Common Stock directly held by the Gates Capital Funds. Jeffrey L. Gates serves as President of the Gates Corporation with respect to the shares of Common Stock directly held by the Gates Capital Funds. Each of Gates Capital, the General Partner, the Gates Corporation and Mr. Gates, may be deemed to share beneficial ownership of the Common Stock held by the Gates Capital Funds. Each of Gates Capital, the General Partner, the Gates Corporation and Mr. Gates, disclaims beneficial ownership of the Common Stock held by the Gates Capital Funds except to the extent of its pecuniary interests. In accordance with the Plan of Reorganization, the Gates Corporation designated Mr. McGovern and Mr. Thompson to serve as directors of the Company. Number of shares beneficially owned is based solely on a Schedule 13G/A filed jointly with the SEC on February 14, 2020 by (i) Gates Capital; (ii) General Partner; and (iii) Gates Corporation.

(2)
Ascribe is the investment manager of Ascribe III Investments LLC (“Fund III”). Ascribe Management LLC (“Ascribe Management”) is the investment manager of Ascribe II Investments LLC (“Fund II”, and together with Fund III, the “Ascribe Funds”). The Ascribe Funds hold Common Stock. American Securities LLC (“American Securities”) is the 100% owner of

Ascribe and Ascribe Management. Ascribe Opportunities Fund III, L.P. (“Opportunities III”) and Ascribe Opportunities Fund III(B), L.P. (“Opportunities III(B)”) are the sole members of Fund III. Ascribe Associates III, LLC (“Associates III”) is the general partner of Opportunities III and Opportunities III(B). Ascribe Opportunities Fund II, L.P. (“Opportunities II”) and Ascribe Opportunities Fund II(B), L.P. (“Opportunities II(B)”) are the sole members of Fund II. Ascribe Associates II, LLC (“Associates II”) is the general partner of Opportunities II and Opportunities II(B). Mr. First is the Chief Investment Officer and Managing Director of each of Ascribe and Ascribe Management, which are the investment managers to the Ascribe Funds, and may be deemed to have voting and dispositive power over the shares of Common Stock held by each of the Ascribe Funds. Each of Ascribe, Ascribe Management, American Securities, Associates III, Opportunities III, Opportunities III(B), Associates II, Opportunities II, Opportunities II(B) and Mr. First may be deemed to share beneficial ownership of the Common Stock held by the Ascribe Funds. Each of Ascribe, Ascribe Management, American Securities, Associates III, Opportunities III, Opportunities III(B), Associates II, Opportunities II, Opportunities II(B) and Mr. First disclaims beneficial ownership of the Common Stock held by the Ascribe Funds, except to the extent of its pecuniary interests. Number of shares beneficially owned is based solely on a Schedule 13D filed jointly with the SEC on January 7, 2019 by (i) Ascribe Capital; (ii) American Securities; (iii) Ascribe Funds; (iv) Opportunities III; (v) Opportunities III(B); (vi) Associates III; (vii) Ascribe Management; (viii) Opportunities II; (ix) Opportunities II(B); and (x) Associates II.

(3)
In the aggregate, the reporting persons beneficially own 833,922 shares of common stock, consisting of 461,506 shares held directly by Newport Global Opportunities Fund I-A LP, 61,112 shares held directly by Newport Global Credit Fund LP and 311,304 shares of common stock held directly by Fidelity National Financial Title Insurance Company (together, the “Funds”). Voting and investment power over the securities held directly by the Funds is exercised by Newport pursuant to management agreements between each Fund and Newport. Newport is controlled by Timothy T. Janszen and Ryan L. Langdon. Number of shares beneficially owned is based solely on a Schedule 13G filed jointly with the SEC on February 11, 2020 by (i) Newport Global Advisors LP; (ii) Timothy T. Janszen; and (iii) Ryan L. Langdon.

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

Other Relationships

In addition to such related party transactions above, Mr. First, a director of the Company, serves as the Chief Investment Officer and Managing Director of Ascribe. Ascribe and/or one or more of its affiliates own approximately 44.6% of the outstanding common stock of the Company as of April 23, 2020, and was owed approximately $4.5 million and $5.0 million as of December 31, 2019 and December 31, 2018, respectively, of the aggregate principal amount of the Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan Agreement”), as amended. The Company entered into the Second Lien Term Loan Credit Agreement on August 7, 2017 (the “Effective Date”) as a result of the United States Bankruptcy Court for the District of Delaware approval of the prepackaged plans of reorganization (together, and as amended, the “Plan of Reorganization”). Under the Plan of Reorganization, Ascribe designated Mr. Griggs and Mr. First to serve as directors of the Company. Moreover, affiliates of Ascribe are parties to that certain Registration Rights Agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company.

Bridge Term Loan Agreement

In connection with the acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC for an initial purchase price of $42.3 million, subject to customary working capital adjustments (the “Clearwater Acquisition”), on October 5, 2018, we entered into a Bridge Term Loan Credit Agreement entered October 5, 2018 (the “Bridge Term Loan Credit Agreement”) with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million. As of December 31, 2018, $32.5 million was outstanding on the Bridge Term Loan. The obligations under the Bridge Term Loan Credit Agreement were repaid in full on January 2, 2019.

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

In addition, promptly after the Effective Date, the Company was required to use its reasonable best efforts to cause a shelf registration (“Shelf”) on Form S-1 to be declared effective as promptly as reasonably practicable thereafter for the offer and resale of the Common Stock on a delayed or continuous basis. At any time and from time to time after the Shelf has been declared effective, any Demand Holder may request to sell all or any portion of their common stock in an underwritten offering that is registered pursuant to the Shelf, and any holder may participate in such a Shelf takedown. On March 16, 2018, the Company filed a Registration Statement on Form S-1 pursuant to the foregoing obligation, and the registration statement was declared effective on May 3, 2018.
Pursuant to the Registration Rights Agreement, holders also have customary piggyback registration rights with respect to any offering by the Company under the Securities Act. The registration rights are subject to certain conditions and limitations, including our ability to suspend registration statement under certain circumstances. We will generally pay all fees and expenses in connection with our obligations under the Registration Rights Agreement. The rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions. No separate review of this transaction was performed by the Audit Committee as it was a requirement of the Plan of Reorganization.

Director Independence

We currently have four directors on our Board. Our Corporate Governance Guidelines and SEC rules require us to maintain a board of directors with at least a majority of independent directors. For a director to qualify as independent, the Board must affirmatively determine that the director has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Each member of the Board must meet certain mandatory qualifications for membership on the Board, and the Board as a whole must meet the minimum independence requirements imposed by our Corporate Governance Guidelines, the SEC, and any other laws and regulations applicable to us. Each member of the Board is required to promptly advise the Chairman of the Board and the Chairman of the Compensation and Nominating Committee of any matters which, at any time, may affect such member’s qualifications for membership under the criteria imposed by the SEC, any applicable exchange or market, any other laws and regulations or these guidelines, including, but not limited to, such member’s independence.

The Board has affirmatively determined that three of our four Board members, Messrs. Griggs, McGovern, and First, and all Board committee members, are independent under all applicable rules governing independence. In reaching its determination, the Board reviewed the Company’s Corporate Governance Guidelines, SEC rules, NYSE American listing rules, and the individual circumstances of each director and determined that each of the directors identified as independent satisfied the applicable standards. The Board determined that Mr. Thompson does not currently satisfy the independence standards due to his duties as Chief Executive Officer.

Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm’s Fees and Services
The following is a summary of the independent registered public accounting fees billed to us for professional services rendered by Moss Adams LLP for the fiscal years ended December 31, 2019 and 2018.

Fee Category	2019	2018
Audit Fees	$270,315	$312,320
Audit Related Fees	—	33,300
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$270,315	$345,620
Audit fees consist of fees billed for each of 2019 and 2018 for professional services rendered in connection with the audit of our annual Consolidated Financial Statements and reviews of our interim Consolidated Financial Statements included in our periodic reports. All of Moss Adams’ services in auditing the Company’s financial statements for the fiscal year ended December 31, 2019 were performed by full-time permanent employees of Moss Adams.
Audit related fees consist of fees that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees.” For fiscal 2018, this included fees and audit-related work in connection with the adoption of ASC 842, Leases, and the filing of a Form S-1 for a rights offering.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

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

The financial statements and financial statement schedules are included in Item 8 of the Original From 10-K.

(b)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

Exhibit Number		Description

24.2	*	Power of Attorney of Officers and Directors of the Company (set forth on the signature page of this Form 10-K/A)

31.3	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*		Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on April 28, 2020.

Nuverra Environmental Solutions, Inc.

By:	/s/ CHARLES K. THOMPSON
Name:	Charles K. Thompson
Title:	Chairman of the Board and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles K. Thompson as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES K. THOMPSON	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	April 28, 2020
Charles K. Thompson

/s/ ERIC BAUER	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	April 28, 2020
Eric Bauer

/s/ KIM PROCTOR	Corporate Controller (Principal Accounting Officer)	April 28, 2020
Kim Proctor

/s/ JOHN B. GRIGGS	Director	April 28, 2020
John B. Griggs

/s/ MICHAEL Y. MCGOVERN	Director	April 28, 2020
Michael Y. McGovern

/s/ LAWRENCE A. FIRST	Director	April 28, 2020
Lawrence A. First