Form 10-Q
period 2020-03-31
Nuverra Environmental Solutions, Inc.
filed 2020-06-30
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of May 31, 2020 was 15,761,082.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Nuverra Environmental Solutions, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, the Company relied on the SEC’s order (Release No. 34-88318) issued under Section 36 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which grants public companies a 45-day extension to file certain disclosure reports required by the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020 (as amended, the “Order”) to delay the filing of the Company’s Quarterly Report on Form 10-Q (“Quarterly Report”) for the three months ended March 31, 2020 due to the outbreak of, and local, state and federal governmental responses to, the coronavirus disease 2019 (“COVID-19”) pandemic.

The impact of the COVID-19 pandemic on the Company’s operations and the uncertainty related thereto adversely affected the Company’s ability to assess the potential impact and significance of various subsequent events in order to finalize the Company’s Quarterly Report. In addition, the Company’s operations experienced disruptions due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and stay home orders. These mandates and the resulting office closures and staff reductions had the effect of limiting access to certain of the Company’s facilities and temporarily disrupting the preparation of the Quarterly Report. In addition, the Company’s management team has been required to spend significant time and resources addressing the pressing business and operational issues resulting from the impact of the COVID-19 pandemic on the Company’s business and operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	the impact of the COVID-19 pandemic and oil price declines;

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, and

•	the potential benefits of our completed and any future merger, acquisition, disposition, restructuring, and financing transactions.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include, among others:

•	the severity, magnitude and duration of the COVID-19 pandemic and oil price declines, including impacts on our business, results of operations and financial condition;

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

•
risks associated with our indebtedness, including changes to interest rates, decreases in our borrowing availability, our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including as a result of COVID-19 and oil price declines;

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

•
natural disasters, such as hurricanes, earthquakes and floods, pandemics (including COVID-19) or acts of terrorism, or extreme weather conditions, that may impact our business locations, assets, including wells or pipelines, distribution channels, or which otherwise disrupt our or our customers’ operations or the markets we serve;

•	our ability to attract and retain key executives and qualified employees in strategic areas of our business;

•	our ability to attract and retain a sufficient number of qualified truck drivers;

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

•	risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuation in the trading prices of our common stock;

•	risks and uncertainties associated with our completed restructuring process, including the outcome of an appeal of the order confirming the plan of reorganization;

•	risks associated with the reliance on third-party analyst and expert market projections and data for the markets in which we operate;

•	present and possible future claims, litigation or enforcement actions or investigations;

•	risks associated with changes in industry practices and operational technologies and the impact on our business;

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
Item 1. Financial Statements
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$9,888	$4,788
Restricted cash	579	922
Accounts receivable, net of allowance for doubtful accounts of $1.3 million at both March 31, 2020 and December 31, 2019	22,703	26,493
Inventories	3,045	3,177
Prepaid expenses and other receivables	3,065	3,264
Other current assets	46	231
Assets held for sale	2,013	2,664
Total current assets	41,339	41,539
Property, plant and equipment, net of accumulated depreciation of $105.1 million and $98.0 million at March 31, 2020 and December 31, 2019, respectively	169,959	190,817
Operating lease assets	2,446	2,886
Equity investments	35	39
Intangibles, net	526	640
Other assets	149	178
Total assets	$214,454	$236,099
Liabilities and Shareholders’ Equity
Accounts payable	$6,098	$5,633
Accrued and other current liabilities	11,908	10,064
Current portion of long-term debt	19,871	6,430
Total current liabilities	37,877	22,127
Long-term debt	15,344	30,005
Noncurrent operating lease liabilities	1,387	1,457
Deferred income taxes	90	91
Long-term contingent consideration	500	500
Other long-term liabilities	7,619	7,487
Total liabilities	62,817	61,667
Commitments and contingencies
Shareholder's equity:
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 15,821 shares issued and 15,761 outstanding at March 31, 2020, and 15,781 shares issued and 15,735 outstanding at December 31, 2019)	158	158
Additional paid-in capital	337,918	337,628
Treasury stock (60 shares and 46 shares at March 31, 2020 and December 31, 2019, respectively)	(477)	(436)
Accumulated deficit	(185,962)	(162,918)
Total shareholders' equity	151,637	174,432
Total liabilities and equity	$214,454	$236,099
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Service revenue	$34,471	$39,001
Rental revenue	3,471	3,626
Total revenue	37,942	42,627
Costs and expenses:
Direct operating expenses	31,476	32,557
General and administrative expenses	4,924	5,475
Depreciation and amortization	7,989	9,135
Impairment of long-lived assets	15,579	117
Total costs and expenses	59,968	47,284
Operating loss	(22,026)	(4,657)
Interest expense, net	(1,160)	(1,421)
Other income, net	142	25
Reorganization items, net	—	(223)
Loss before income taxes	(23,044)	(6,276)
Income tax expense	—	(79)
Net loss	$(23,044)	$(6,355)

Loss per common share:
Net loss per basic common share	$(1.46)	$(0.41)

Net loss per diluted common share	$(1.46)	$(0.41)

Weighted average shares outstanding:
Basic	15,754	15,550
Diluted	15,754	15,550
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2020	15,781	$158	$337,628	(46)	$(436)	$(162,918)	$174,432
Issuance of common stock to employees	40	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(14)	(41)	—	(41)
Stock-based compensation	—	—	290	—	—	—	290
Net loss	—	—	—	—	—	(23,044)	(23,044)
Balance at March 31, 2020	15,821	$158	$337,918	(60)	$(477)	$(185,962)	$151,637

Balance at January 1, 2019	12,233	$122	$303,463	—	$—	$(107,158)	$196,427
Adjustment due to adoption of ASC 842, Leases	—	—	—	—	—	(823)	(823)
Issuance of common stock for Rights Offering	3,382	34	32,141	—	—	—	32,175
Issuance of common stock to employees	97	1	(1)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(34)	(373)	—	(373)
Stock-based compensation	—	—	852	—	—	—	852
Net loss	—	—	—	—	—	(6,355)	(6,355)
Balance at March 31, 2019	15,712	$157	$336,455	(34)	$(373)	$(114,336)	$221,903

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,044)	$(6,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,989	9,135
Amortization of debt issuance costs, net	41	206
Stock-based compensation	290	852
Impairment of long-lived assets	15,579	117
Gain on disposal of property, plant and equipment	(100)	(858)
Bad debt recoveries	—	(141)
Change in fair value of derivative warrant liability	—	41
Deferred income taxes	—	70
Other, net	246	29
Changes in operating assets and liabilities:
Accounts receivable	3,790	2,944
Prepaid expenses and other receivables	199	(1,104)
Accounts payable and accrued liabilities	2,139	(6,735)
Other assets and liabilities, net	284	1,294
Net cash provided by (used in) operating activities	7,413	(505)
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	176	3,665
Purchases of property, plant and equipment	(1,413)	(3,626)
Net cash (used in) provided by investing activities	(1,237)	39
Cash flows from financing activities:
Payments on First and Second Lien Term Loans	(823)	(1,102)
Proceeds from Revolving Facility	43,281	51,037
Payments on Revolving Facility	(43,281)	(51,037)
Payments on Bridge Term Loan	—	(31,382)
Proceeds from the issuance of stock	—	31,057
Payments on finance leases and other financing activities	(596)	(787)
Net cash used in financing activities	(1,419)	(2,214)
Change in cash, cash equivalents and restricted cash	4,757	(2,680)
Cash and cash equivalents, beginning of period	4,788	7,302
Restricted cash, beginning of period	922	656
Cash, cash equivalents and restricted cash, beginning of period	5,710	7,958
Cash and cash equivalents, end of period	9,888	3,949
Restricted cash, end of period	579	1,329
Cash, cash equivalents and restricted cash, end of period	$10,467	$5,278

	Three Months Ended
	March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$848	$1,205
Cash paid for taxes, net	40	—
Property, plant and equipment purchases in accounts payable	1,020	—
Common stock issued to settle Bridge Term Loan	—	1,118

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the SEC. Our condensed consolidated balance sheet as of December 31, 2019, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or “GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020 (the “2019 Annual Report on Form 10-K”).

All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our 2019 Annual Report on Form 10-K.

Liquidity and Going Concern

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. Additionally, due to the COVID-19 outbreak, there is uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. The $30.0 million revolving facility (the “Revolving Facility”) and $17.2 million under the first lien term loan (the “First Lien Term Loan”) granted under the First Lien Credit Agreement, executed August 7, 2017, by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent and the Company (the “Credit Agreement”) mature on February 7, 2021, at which time the Company must repay the outstanding principal amount of the Revolving Facility and approximately $15.0 million of the First Lien Term Loan, together with interest accrued and unpaid thereon. As of March 31, 2020, no borrowings were outstanding under the Revolving Facility. As of March 31, 2020, the Company was in compliance with the covenants under our borrowing arrangements; however if business conditions do not improve, we anticipate that we may not be in compliance with all of our debt covenants at June 30, 2020 or for measurement dates thereafter. Absent an extension of the maturity date or an amendment or waiver deferring compliance with covenants, we project based on current financial forecasts that we may not have sufficient cash on hand or available liquidity to repay the Revolving Facility and First Lien Term Loan in full on the scheduled maturity date or if they were to become callable prior to scheduled maturity due to noncompliance with covenants. Due to these uncertainties surrounding our future ability to refinance, extend, or repay our outstanding indebtedness at maturity and maintain compliance with credit agreement covenants, there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Nonetheless, based on our current financial forecasts, we believe we will have sufficient liquidity to make all scheduled interest and principal payments on the Revolving Facility and the First Lien Term Loan during the period prior to the scheduled maturity date.

In order to mitigate these conditions, the Company has undertaken various initiatives in the first half of 2020 that management believes will positively impact our ability to repay our outstanding indebtedness at or before the scheduled maturity date, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. We have also been engaged in active discussions with the lender to extend the scheduled maturity dates for both the Revolving Facility and First Lien Term Loan, and the parties executed a non-binding commitment letter in early 2020 to extend the scheduled maturity dates to March 2022. With respect to potential covenant violations, management has been negotiating with the lender to secure a waiver, cure or both. Absent an extension, waiver, or amendment of the maturing credit facilities, the Company believes it will be able to secure a replacement loan in order to have sufficient operating liquidity. As lenders have no obligation to provide additional loans or to extend or modify credit agreements, the Company’s plans to alleviate the substantial doubt may not be successful. We believe, however, that as a result of the cost reduction initiatives undertaken in the first half of 2020, our cash flow from operations, together with cash on hand and other available liquidity, will provide sufficient liquidity to fund operations for at least the next twelve months.

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

Note 2 - Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). Due to the issuance of ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and the fact that we are a smaller reporting company, the new standard is effective for reporting periods beginning after December 15, 2022. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the new credit loss standard effective January 1, 2023. We do not expect the new credit loss standard to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We plan to adopt this new ASU effective January 1, 2021. We do not expect the adoption of the new tax standard to have a material effect on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. ASU No. 2020-04 only applies to contracts and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new standard is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of the new reference rate reform practical expedient will have on our consolidated financial statements.

Note 3 - Revenues

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

Some of our contracts with customers involve multiple performance obligations as we are providing more than one service under the same contract, such as water transport services and disposal services. However, our core service offerings are capable of being distinct and also are distinct within the context of contracts with our customers. As such, these services represent separate performance obligations when included in a single contract. We have standalone pricing for all of our services which is negotiated with each of our customers in advance of providing the service. The contract consideration is allocated to the individual performance obligations based upon the standalone selling price of each service, and no discount is offered for a bundled services offering.

Contract Assets

The contract asset is included in “Other current assets” on the condensed consolidated balance sheets. The change in contract asset balance for the three months ended March 31, 2020 was as follows:

Balance at the beginning of the period (January 1, 2020)	$231
Balance at the end of the period (March 31, 2020)	46
Increase/(decrease)	$(185)

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$14,314	$7,144	$2,256	$—	$23,714
Disposal Services	3,856	2,163	2,346	—	8,365
Other Revenue	1,866	452	74	—	2,392
Total Service Revenue	20,036	9,759	4,676	—	34,471

Rental Revenue	3,432	35	4	—	3,471

Total Revenue	$23,468	$9,794	$4,680	$—	$37,942

	Three months ended March 31, 2019
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$15,709	$7,972	$3,484	$—	$27,165
Disposal Services	4,071	3,499	2,406	—	9,976
Other Revenue	1,546	302	12	—	1,860
Total Service Revenue	21,326	11,773	5,902	—	39,001

Rental Revenue	3,551	67	8	—	3,626

Total Revenue	$24,877	$11,840	$5,910	$—	$42,627

Water Transport Services

The majority of our revenues are from the removal and disposal of flowback and produced water originating from oil and natural gas wells or the transportation of fresh water and produced water to customer sites for use in drilling and hydraulic fracturing activities by trucks or through temporary or permanent water transfer pipelines. Water transport rates for trucking are based upon either a fixed fee per barrel of disposal water or upon an hourly rate. Revenue is recognized once the water has been transported, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our water disposal pipeline are priced at a fixed fee per disposal barrel transported, with revenues recognized over time from when the water is injected into our pipeline until the transport is complete. Water transport services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

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

Other Revenue

Other revenue primarily includes revenues from the sale of “junk” or “slop” oil obtained through the skimming of disposal water. Under the new revenue standard, revenue is recognized for “junk” or “slop” oil sales at a point in time once the goods are transferred.

Rental Revenue

We generate rental revenue from the rental of various equipment used in wellsite services. Rental rates are based upon negotiated rates with our customers and revenue is recognized over the rental service period. Revenues from rental equipment are not within the scope of the new revenue standard, but rather are recognized under ASC 842, Leases. As the rental service period for our equipment is very short term in nature and does not include any sales-type or direct financing leases, nor any variable rental components, the adoption of ASC 842 in 2019 did not have a material impact upon our consolidated statement of operations.

Note 4 - Leases

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

Most of our leases have remaining lease terms of less than one year to 20 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $2.4 million under the residual value guarantee, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Three Months Ended
		March 31,
Lease Cost	Classification	2020	2019
Operating lease cost (a)	General and administrative expenses	$654	$724
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	618	546
Interest on lease liabilities	Interest expense, net	148	63
Variable lease cost	General and administrative expenses	926	1,066
Sublease income	Other income, net	(23)	(51)
Total net lease cost		$2,323	$2,348

(a)	Includes short-term leases which represented $0.1 million and $0.2 million of the balance for the three months ended March 31, 2020 and March 31, 2019, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$2,446	$2,886
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	7,470	8,202
Total leased assets		$9,916	$11,088

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$1,059	$1,442
Finance lease liabilities	Current portion of long-term debt	1,308	1,443
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,387	1,457
Finance lease liabilities	Long-term debt	6,910	7,341
Total lease liabilities		$10,664	$11,683

(a)	Finance lease assets are recorded net of accumulated amortization of $2.3 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively.

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	36.3	25.1
Finance leases	4.0	4.3

Weighted-average discount rate:
Operating leases	9.44%	8.51%
Finance leases	6.84%	6.77%

	Three Months Ended
	March 31,
Supplemental Disclosure of Cash Flow Information and Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$654	$724
Operating cash flows from finance leases	148	63
Financing cash flows from finance leases	437	414

Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Leased assets obtained in exchange for new finance lease liabilities	43	3,962

Maturities of lease liabilities are as follows:

	March 31, 2020
	Operating Leases (a)	Finance Leases (b)
Remainder of 2020	$1,105	$1,429
2021	466	1,784
2022	325	1,784
2023	200	3,358
2024	189	346
Thereafter	6,697	1,407
Total lease payments	8,982	10,108
Less amount representing executory costs (c)	—	—
Net lease payments	8,982	10,108
Less amount representing interest	(6,536)	(1,890)
Present value of total lease liabilities	2,446	8,218
Less current lease liabilities	(1,059)	(1,308)
Long-term lease liabilities	$1,387	$6,910

(a)	Operating lease payments do not include any options to extend lease terms that are reasonably certain of being exercised.

(b)	Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.

(c)
Represents executory costs for all leases. We included executory costs in lease payments under ASC 840, Leases, and have elected to continue to include executory costs for both leases that commenced before and after the effective date of ASC 842.

Note 5 - Equity

Rights Offering

On January 2, 2019, we received the aggregate cash proceeds of $31.4 million from an offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). We sold an aggregate of 3,381,894 shares of common stock at a purchase price of $9.61 per share in the Rights Offering. Additionally, one of the backstop parties elected to satisfy the backstop commitment by converting $1.1 million of the $32.5 million bridge loan (“Bridge Term Loan”) to common stock. The aggregate cash proceeds from the Rights Offering were used to repay the remaining $31.4 million balance of the Bridge Term Loan, satisfying the obligations under the Bridge Term Loan Credit Agreement, entered October 5, 2018 (the “Bridge Term Loan Credit Agreement”), with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”). Immediately after the issuance of the 3,381,894 shares for the Rights Offering which commenced on January 2, 2019, the Company had 15,614,981 common shares outstanding.

Other Equity Issuances

During the three months ended March 31, 2020, we issued common stock for our stock-based compensation program, which is discussed further in Note 13.

Note 6 - Earnings Per Common Share

Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2020 and March 31, 2019, no shares of common stock underlying stock options, restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted net loss per share for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Numerator: Net loss	$(23,044)	$(6,355)

Denominator:
Weighted average shares—basic	15,754	15,550
Common stock equivalents	—	—
Weighted average shares—diluted	15,754	15,550

Loss per common share:
Net loss per basic common share	$(1.46)	$(0.41)

Net loss per diluted common share	$(1.46)	$(0.41)

Anti-dilutive stock-based awards excluded:	394	463

Note 7 - Intangible Assets

Intangible assets consist of the following:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$554	$(294)	$260	4.9
Trade name	799	(533)	266	0.8
Total intangible assets	$1,353	$(827)	$526	2.9

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$554	$(269)	$285	5.0
Trade name	799	(444)	355	1.0
Total intangible assets	$1,353	$(713)	$640	2.8

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

Amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Note 8 - Assets Held for Sale and Impairment

Impairment

Impairment charges of $15.6 million and $0.1 million were recorded during the three months ended March 31, 2020 and March 31, 2019, respectively.

Assets Held for Sale

During the three months ended March 31, 2020, certain property classified as “Assets held for sale” on the condensed consolidated balance sheet located in the Rocky Mountain division was re-evaluated for impairment based on an accepted offer from a buyer that indicated fair value of the real property was lower than its net book value, and impairment charges of $0.6 million were recorded during the three months ended March 31, 2020, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. There is a signed purchase agreement for the property and the sale is expected to close within the next three months.

During the three months ended March 31, 2019, management approved plans to sell real property located in the Northeast division. As a result, we began to actively market the property, which we expect to sell within one year. In accordance with applicable accounting guidance, the real property was recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the condensed consolidated balance sheet during the three months ended March 31, 2019. As the fair value of the real property reclassified as held for sale in the Northeast division was lower than its net book value, we recorded impairment charges of $0.1 million during the three months ended March 31, 2019, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

Impairments of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the impacts of the outbreak of COVID-19 and the oil supply conflict between two major oil producing countries, there has been a significant decline in oil prices during the first quarter of 2020, which has resulted in a decrease in activities by our customers. As a result of these events, we determined during the quarter ended March 31, 2020 that there were indicators that the carrying value of our assets may not be recoverable.

Our impairment review during the three months ended March 31, 2020 concluded that the carrying values of the assets associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable as the carrying value exceeded our estimate of future undiscounted cash flows for these asset groups. As a result, we recorded an impairment charge of $15.0 million during the three months ended March 31, 2020 as the carrying value exceeded fair value, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. The fair value of the assets associated with the landfill and trucking equipment asset groups was determined using discounted estimated future cash flows (Level 3 in the fair value hierarchy).

Note 9 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accrued payroll and employee benefits	$2,748	$1,837
Accrued insurance	2,895	2,569
Accrued legal	204	295
Accrued taxes	867	695
Accrued interest	263	179
Accrued operating costs	3,422	2,653
Accrued other	450	394
Current operating lease liabilities	1,059	1,442
Total accrued and other current liabilities	$11,908	$10,064

Note 10 - Debt

Debt consisted of the following at March 31, 2020 and December 31, 2019:

			March 31, 2020		December 31, 2019
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs (h)	Carrying Value of Debt (i)	Carrying Value of Debt (i)
Revolving Facility (a)	6.77%	Feb. 2021	$—	$—	$—
First Lien Term Loan (b)	8.77%	Feb. 2021	54	17,185	18,008
Second Lien Term Loan (c)	11.00%	Oct. 2021	—	9,013	9,013
Vehicle Term Loan (d)	5.27%	Dec. 2021	—	634	725
Equipment Term Loan (e)	6.50%	Nov. 2022	—	219	—
Finance leases (f)	6.84%	Various	—	8,218	8,784
Total debt			$54	35,269	36,530
Debt issuance costs presented with debt				(54)	(95)
Total debt, net				35,215	36,435
Less: current portion of long-term debt (g)				(19,871)	(6,430)
Long-term debt				$15,344	$30,005
_____________________

(a)	The interest rate presented represents the interest rate as of March 31, 2020 on the Revolving Facility.

(b)	Interest on the First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%.

(c)	Interest on the Second Lien Term Loan (as defined below) accrues at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month.

(d)	Interest on the Vehicle Term Loan (as defined below) accrues at an annual rate of 5.27%.

(e)	Interest on the Equipment Term Loan (as defined below) accrues at an annual rate of 6.50%.

(f)
Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.84%, which mature in varying installments between 2020 and 2029.

(g)
The principal payments due within one year for the First Lien Term Loan, Second Lien Term Loan, Vehicle Term Loan, Equipment Term Loan and finance leases and payment of principal at maturity of the First Lien Term Loan are included in current portion of long-term debt as of March 31, 2020.

(h)
The debt issuance costs as of March 31, 2020 and December 31, 2019 resulted from the amendment to the First Lien Term Loan, done in connection with our acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC.

(i)
Our Revolving Facility, First Lien Term Loan, Second Lien Term Loan, and finance leases bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

See below for a discussion of material changes and developments in our debt and its principal terms from those described in Note 12 to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

Indebtedness

As of March 31, 2020, we had $35.3 million of indebtedness outstanding, consisting of $17.2 million under the First Lien Term Loan, $9.0 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan

Agreement, dated August 7, 2017, by and among the lenders party thereto, Wilmington as administrative agent, and the Company (the “Second Lien Term Loan Agreement”), $0.6 million under the Direct Loan Security Agreement ( the “Vehicle Term Loan”) with PACCAR Financial Corp as the secured party, $0.2 million under the Equipment Term Loan and $8.2 million of finance leases for vehicle financings and real property leases. Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of March 31, 2020, we were in compliance with all covenants.

Equipment Term Loan

On November 20, 2019, we entered into a Retail Installment Contract (the “Equipment Term Loan”) with RDO Construction Equipment Co. as the secured party. Under the Equipment Term Loan, we were given credit for $0.4 million of rental payments previously paid, and financed the remaining amount due of $0.2 million, including interest, to purchase four trucks. The Equipment Term Loan matures on November 2022, and shall be repaid in monthly installments of $6,842 beginning December 2019 and then each month thereafter, with interest accruing at an annual rate of 6.50%.

Maturity Date Extension

The Revolving Facility and the First Lien Term Loan mature on February 7, 2021, at which time the Company must repay the outstanding principal amount of the Revolving Facility and approximately $15.0 million of the First Lien Term Loan, together with interest accrued and unpaid thereon. During the quarter ended March 31, 2020, the Company initiated discussions with the lenders to extend the scheduled maturity dates for both the Revolving Facility and First Lien Term Loan, and the Company executed a non-binding commitment letter with the lenders to extend the scheduled maturity dates to March 2022. The principal payments that are due within one year for the First Lien Term Loan will be included in the current portion of long-term debt on the condensed consolidated balance sheet until the maturity date extension has been executed. Absent an extension of the maturity date or an amendment or waiver deferring compliance with covenants, we project based on current financial forecasts that we may not have sufficient cash on hand or available liquidity to repay the Revolving Facility and First Lien Term Loan in full on the scheduled maturity date or if they were to become callable prior to scheduled maturity due to noncompliance with covenants. See Note 1 for additional discussion.

Note 11 - Derivative Warrants

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

The following table shows the warrant activity for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
	March 31,
	2020	2019
Outstanding at the beginning of the period	118	118
Issued	—	—
Exercised	—	—
Outstanding at the end of the period	118	118

The fair value of our derivative warrant liability was $354 at December 31, 2019. There was no change in the fair value at March 31, 2020.

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

The fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model on the date of issue and is periodically re-measured until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other income, net” in the condensed consolidated statements of operations.

Note 12 - Income Taxes

	Three Months Ended
	March 31,
	2020	2019
Current income tax expense	$—	$(9)
Deferred income tax expense	—	(70)
Total income tax expense	$—	$(79)

We recorded no income tax expense or benefit during the three months ended March 31, 2020. As a result, the effective tax rate for the three months ended March 31, 2020 was 0.0%, which differs from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three months ended March 31, 2019 was (1.3)%, which differed from the federal statutory rate of 21.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

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

In light of our continued ordinary losses, at March 31, 2020 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near 0.0% for the remainder of 2020.

Note 13 - Stock-Based Compensation

The Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”) is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of March 31, 2020, approximately 771,000 shares were available for issuance under the Incentive Plan.

The 2018 Restricted Stock Plan for Directors (the “Director Plan”) provides for the grant of restricted stock to the non-employee directors of the Company. The Director Plan limits the shares that may be issued thereunder to 100,000 shares of common stock. As of March 31, 2020, approximately 75,000 shares were available for issuance under the Director Plan.

The total grants awarded under both the Incentive Plan and the Director Plan during the three months ended March 31, 2020 and March 31, 2019 are presented in the table below:

	Three Months Ended
	March 31,
	2020	2019
Restricted stock grants (1)	—	119
Total grants in the period	—	119

(1)
Includes restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan. No awards were granted during the three months ended March 31, 2020

The total stock-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019 was as follows:

	Three Months Ended
	March 31,
	2020	2019
Restricted stock (1)	$290	$852
Total expense	$290	$852

(1)	Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

At March 31, 2020, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $0.9 million and is expected to be recognized over a weighted average period of 0.75 years.

Note 14 - Commitments and Contingencies

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

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 did not include any accruals for environmental matters.

Contingent Consideration for Ideal Settlement

On June 28, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed a motion with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal Oilfield Disposal LLC acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million, due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit, has been classified as noncurrent and is reported in “Long-term contingent consideration” as of March 31, 2020, as these permits and certificates are not expected to be received within one year.

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of March 31, 2020. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

Note 15 - Legal Matters

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

Confirmation Order Appeal

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

Note 16 - Related Party and Affiliated Company Transactions

There have been no significant changes to the other related party transactions as described in Note 22 to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

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

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended March 31, 2020
Revenue	$23,468	$9,794	$4,680	$—	$37,942
Direct operating expenses	19,551	8,371	3,554	—	31,476
General and administrative expenses	1,489	634	270	2,531	4,924
Depreciation and amortization	3,465	2,551	1,969	4	7,989
Operating loss	(13,220)	(1,762)	(4,509)	(2,535)	(22,026)
Loss before income taxes	(13,255)	(1,875)	(4,563)	(3,351)	(23,044)

As of March 31, 2020
Total assets (a)	$75,357	$60,529	$65,752	$12,816	$214,454
Total assets held for sale	1,100	135	—	778	2,013

Three months ended March 31, 2019
Revenue	$24,877	$11,840	$5,910	$—	$42,627
Direct operating expenses	19,828	9,715	3,014	—	32,557
General and administrative expenses	1,046	846	399	3,184	5,475
Depreciation and amortization	4,299	2,664	2,160	12	9,135
Operating (loss) income	(296)	(1,502)	337	(3,196)	(4,657)
Loss before income taxes	(358)	(1,595)	291	(4,614)	(6,276)

As of December 31, 2019
Total assets (a)	$93,504	$64,023	$70,841	$7,731	$236,099
Total assets held for sale	1,751	135	—	778	2,664
_____________________

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

Note 18 - Subsequent Events

Paycheck Protection Program

On May 8, 2020, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, an indirect wholly-owned subsidiary of the Company (the “PPP Borrower”) received proceeds of a loan (the “PPP Loan”) from First International Bank & Trust (the “PPP Lender”) in the principal amount of $4.0 million. The PPP Loan is evidenced by a promissory note (the “Promissory Note”), dated May 8, 2020, issued by the PPP Borrower to the PPP Lender. The Note is unsecured, matures on May 8, 2022, bears interest at a rate of 1.00% per annum, and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

Under the terms of the PPP, up to the entire principal amount of the PPP Loan, and accrued interest, may be forgiven if the proceeds are used for certain qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration. The PPP Borrower intends to use the PPP Loan proceeds for designated qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP, but no assurance can be given that the PPP Borrower will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the Promissory Note and cross-defaults on any other loan with the PPP Lender or other creditors. Upon a default under the

Promissory Note, including the non-payment of principal or interest when due, the obligations of the PPP Borrower thereunder may be accelerated.

The Company has obtained the consent of the lenders under each of the Credit Agreement and the Second Lien Term Loan Agreement for the PPP Borrower to enter into and obtain the funds provided by the PPP Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 5 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020 (the “2019 Annual Report on Form 10-K”), as well as the updated risk factor below in “Part II - Other Information Item 1A. Risk Factors”, and in our other filings with the United States Securities and Exchange Commission (“SEC”) for a description of important factors that could cause actual results to differ from expected results.

Company Overview

Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are providers of water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our business operations are organized into three geographically distinct divisions: the Rocky Mountain division, the Northeast division, and the Southern division. Within each division, we provide water transport services, disposal services, and rental and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas. These services and the related revenues are further described in Note 3 in the Notes to the Condensed Consolidated Financial Statements herein.

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of March 31, 2020, we had 359 employees in the Rocky Mountain division.

Water Transport Services

We manage a fleet of 198 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

In the Rocky Mountain division, we own an inventory of lay flat temporary hose as well as related pumps and associated equipment used to move fresh water from water sources to operator locations for use in completion activities. We employ specially trained field personnel to manage and operate this business. For customers who have secured their own source of fresh water, we provide and operate the lay flat temporary hose equipment to move the fresh water to the drilling and completion location. We may also use third-party sources of fresh water in order to provide the water to customers as a package that includes our water transport service.

Disposal Services

We manage a network of 20 owned and leased salt water disposal wells with current capacity of approximately 82 thousand barrels of water per day, and permitted capacity of 104 thousand barrels of water per day. Our salt water disposal wells in the Rocky Mountain division are operated under the Landtech brand. Additionally, we operate a landfill facility near Watford City, North Dakota that handles the disposal of drill cuttings and other oilfield waste generated from drilling and completion activities in the region.

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

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown, West Virginia, Somerset and Wellsboro, Pennsylvania, and Cadiz, Ohio. Additionally, we operate a corporate support office near Pittsburgh, Pennsylvania. As of March 31, 2020, we had 214 employees in the Northeast division.

Water Transport Services

We manage a fleet of 184 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

Disposal Services

We manage a network of 14 owned and leased salt water disposal wells with current capacity of approximately 25 thousand barrels of water per day, and permitted capacity of approximately 32 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.

Southern Division

The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Spring, Texas. As of March 31, 2020, we had 72 employees in the Southern division.

Water Transport Services

We manage a fleet of 46 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.

In the Southern division, we also own and operate a 60-mile underground twin pipeline network for the collection of produced water for transport to interconnected disposal wells and the delivery of fresh water from water sources to operator locations for use in well completion activities. The pipeline network can currently handle disposal volumes up to approximately 68 thousand barrels per day with 6 disposal wells attached to the pipeline and is scalable up to approximately 106 thousand barrels per day.

Disposal Services

We manage a network of 7 owned and leased salt water disposal wells that are not connected to our pipeline with current capacity of approximately 42 thousand barrels of water per day, and permitted capacity of approximately 100 thousand barrels of water per day, in the Southern division.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Southern division. These assets include tanks and winch trucks used in drilling and completion activities.

Trends Affecting Our Operating Results

Impact of COVID-19 and Oil Price Declines

The outbreak of coronavirus disease 2019 (“COVID-19”) in China during December 2019 has since spread to many regions of the world, including the United States. In March 2020, the outbreak was subsequently labeled as a global pandemic by the World Health Organization. As COVID-19 has spread throughout the United States, federal, state and local governments have implemented significant actions to mitigate the public health crisis, including many state and local governments mandating shelter in place and stay at home orders, which required many businesses to close, except those deemed essential services. Additionally, the federal government implemented stringent travel restrictions. These actions have resulted in a significant decline in airline travel and car usage, which has negatively impacted the demand for refined products, such as gasoline and jet fuel, and consequently the demand for crude oil.

Nuverra and our customers are considered an essential business in every state that we operate. As a result, we have been able to continue performing our services in areas with virus related restrictions. Many areas that we operate in are relatively removed from high population areas and many of the job functions we perform can be completed with minimal personal contact. Any back office support staff that was able to work remotely from home has done so. In combination, these factors have resulted in minimal business interruptions in the first quarter of 2020.

Additionally, beginning in early March 2020, the global oil markets have been negatively impacted by an oil supply conflict occurring when the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase crude production. The convergence of these events created the unprecedented dual impact of a dramatic decline in the demand for oil coupled with the risk of a substantial increase in supply.

The resulting impact to oil prices during the first quarter of 2020 was significant, with the price per barrel of West Texas Intermediate (“WTI”) crude oil plummeting 56% during March 2020. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of $14 per barrel in late March, a level which had not been experienced since March 1999. The physical markets for crude have shown signs of distress as spot prices have been negatively impacted by the lack of available storage capacity. This has significantly increased the volatility in oil prices. While OPEC+ agreed in April to cut production, downward pressure on crude oil has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity. We have recently seen a stabilization of the crude oil markets with WTI prices reaching $40 per barrel; however drilling and completion activity remains depressed.

While we experienced minimal impact in the first quarter of 2020, we expect a significant decline in activity, coupled with downward pricing pressure and corresponding reductions in revenue and profitability for the remainder of fiscal 2020. We have implemented a number of initiatives to adjust our cost structure in anticipation of a reduction in revenue for the remainder of fiscal 2020, including:

•	Adjusted salaries for all exempt and non-exempt non-contracted employees between 10% and 20%;

•	Headcount reduction of approximately 100 employees, including changes made earlier in the first quarter of 2020;

•	Reduced Chief Executive Officer’s salary by 25%, Chief Operating Officer salary by 20% and two other executives’ salaries between 10% and 20%;

•	Reduced the compensation program for the non-employee Board of Directors by 25%;

•	Materially scaled back operations in two completions-related businesses and closed one location; and

•	Reduced other non-critical operating expenses.

These initiatives are expected to reduce annual costs by approximately $11.0 million, and will allow us to be more competitive across all of our business operations. Additionally, we are targeting a significant reduction in our capital expenditures budget. We continue to actively review our organizational structure, and we anticipate additional steps will be taken to further streamline our operations.

Additionally, our liquidity may be negatively impacted depending on how quickly consumer demand and oil prices return to more normalized levels. The current environment makes it even more difficult to comply with our covenants and other restrictions in our credit facilities, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, inability to draw on amounts available under the $30.0 million revolving facility (the “Revolving Facility”) and our delayed draw under the Second Lien Term Loan (as defined below), the possible acceleration of or repayment of our outstanding debt, or a limited ability to refinance our debt.

While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and future results of operations, we expect that this situation will have an adverse effect on our reported results for the remainder of fiscal 2020 and possibly beyond.

Other Trends Affecting Operating Results

We are seeing several industry trends in the shale basins in which we operate. Our results are affected by capital expenditures made by the exploration and production operators in the shale basins in which we operate. These capital expenditures determine the level of drilling and completion activity, which impacts the amount and volume of produced water, water for fracking, flowback water, drill cuttings and rental equipment requirements that determine the demand for our services. The primary drivers of these expenditures are current or anticipated prices of crude oil and natural gas. Prices trended lower during 2019 and continued to decline considerably during the first quarter of 2020. The price per barrel of WTI Crude Oil was $20.48 at March 31, 2020 as compared to $60.14 at March 31, 2019. The average price of natural gas as measured by the Henry Hub Natural Gas Index was $1.91 for the three months ended March 31, 2020 compared to $2.92 for the three months ended March 31, 2019. See “Impact of COVID-19 and Oil Price Declines” above for further discussion.

The drop in crude prices primarily occurred in March 2020 and therefore had minimal impact on the first quarter of 2020 operating results as our customers had little time to adjust activity levels. However, we expect crude oil prices to remain low for the foreseeable future. Should prices remain at these levels, we expect our customers’ targeting crude or natural gas liquids drilling and completion activity to fall substantially. A reduction in customer activity related to commodity prices most directly impacts our services that cater to drilling and completion activities. This includes fresh water transportation via lay flat hose, our rental equipment business and our landfill business in the Rocky Mountain region. Additionally, a portion of our trucking and salt water disposal business comes from flowback work, but primarily focuses on produced water transportation and disposal from existing wells. As such, we anticipate meaningful reductions in revenue and profitability for the remainder of fiscal 2020 and possibly beyond.

Crude oil prices continued to fall during the second quarter of 2020 but have more recently stabilized at prices between $35 and $40 per barrel. As a result, many customers are shutting in production or lowering production. Per the North Dakota Industrial Commission, approximately 35% of daily crude oil production in the Bakken shale region is estimated to have shut-in contributing to a reduction of approximately 510,000 barrels per day. The impact on us has been that with curtailed production, produced water volumes have dropped accordingly. This is a phenomenon that has a dramatic effect on our produced water business in the Rocky Mountain division as some of our large customers have shut in many of their producing wells. We are already seeing similar trends in the liquids rich parts of the Marcellus/Utica areas.

An additional important trend has been the focus of Wall Street and investors in the energy sector to encourage exploration and production operators to spend as a function of the cash flow they generate. Historically, as a result of accommodating debt and equity markets, exploration and production companies have been able to spend in excess of the cash flow generated by the business. This current trend has brought increased capital discipline to exploration and production companies who are careful to make more selective capital allocation decisions. The recent drop in underlying commodity prices, net of hedging activities, will impact our customers’ underlying cash flows and therefore their drilling plans. Following the drop in commodity prices and the impact of COVID-19, a number of our customers witnessed a material drop in their public stock prices and a number of our customers received debt rating downgrades. We believe this trend will make it more difficult for our customers to raise new sources of capital and therefore may further limit their ability to spend capital on future drilling and completion activities.

Lastly, in the first quarter of 2020, we have seen continued reuse and water sharing in the Northeast. Some of our customers are using produced and flowback water for fracking as they have determined it is more economical to transport produced water to sites than it is to dispose of the water. Operators are also sharing water with other operators to avoid disposal. This work still requires trucking services, but is generally shorter haul work done at an hourly rate which negatively impacts our revenues.

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

The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2019 Annual Report on Form 10-K.

Results of Operations:

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	2020 versus 2019
Revenue:
Service revenue	$34,471	$39,001	$(4,530)	(11.6)%
Rental revenue	3,471	3,626	(155)	(4.3)%
Total revenue	37,942	42,627	(4,685)	(11.0)%
Costs and expenses:
Direct operating expenses	31,476	32,557	(1,081)	(3.3)%
General and administrative expenses	4,924	5,475	(551)	(10.1)%
Depreciation and amortization	7,989	9,135	(1,146)	(12.5)%
Impairment of long-lived assets	15,579	117	15,462	NM
Total costs and expenses	59,968	47,284	12,684	26.8%
Operating loss	(22,026)	(4,657)	17,369	NM
Interest expense, net	(1,160)	(1,421)	(261)	(18.4)%
Other income, net	142	25	117	NM
Reorganization items, net	—	(223)	223	(100.0)%
Loss before income taxes	(23,044)	(6,276)	16,768	NM
Income tax expense	—	(79)	(79)	(100.0)%
Net loss	$(23,044)	$(6,355)	$16,689	NM
NM - Percentages over 100% are not displayed.

Service Revenue

Service revenue consists of fees charged to customers for water transport services, disposal services and other service revenues associated with the drilling, completion, and ongoing production of shale oil and natural gas.

On a consolidated basis, service revenue for the three months ended March 31, 2020 was $34.5 million, down $4.5 million, or 11.6%, from $39.0 million in the prior year period. The decline was driven primarily by decreases in water transport services in all three divisions and disposal services in the Northeast and Rocky Mountain divisions partially offset by increases in other revenue in the Rocky Mountain division. As the primary causes of the changes in service revenue are different for the various divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue consists of fees charged to customers for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup of equipment. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions.

Rental revenue for the three months ended March 31, 2020 was $3.5 million, down $0.2 million, or 4.3%, from $3.6 million in the prior year period due to lower utilization.

Direct Operating Expenses

The primary components of direct operating expenses are compensation costs, third-party hauling, fuel costs and repairs and maintenance costs.

Direct operating expenses for the three months ended March 31, 2020 decreased $1.1 million to $31.5 million compared to the prior year period. The decrease in direct operating expenses is primarily attributable to lower activity levels for water transport services during the period, resulting in decreases in compensation costs and fleet-related expenses including fuel and repair and maintenance costs. However, direct operating expenses increased to 83.0% of revenues from 76.4% in the prior year period as a result of $0.8 million of property tax credits and $0.9 million of gains on asset sales in the prior year. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $4.9 million, down $0.6 million, or 10.1%, from $5.5 million in the three months ended March 31, 2019 due primarily to a decrease in stock-based compensation expense and lower bad debt expense.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2020 was $8.0 million, down 12.5% as compared to $9.1 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets and assets becoming fully depreciated.

Impairment of Long-lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Due to the impacts of the outbreak of COVID-19 and the oil supply conflict between two major oil producing countries, there has been a significant decline in oil prices during the first quarter of 2020, which has resulted in a decrease in activities by our customers. As a result of these events, during the three months ended March 31, 2020, there were indicators that the carrying values of the assets associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable and as a result we recorded long-lived asset impairment charges of $15.0 million. We may face additional asset impairments in the future, along with other accounting charges, as demand for our services decreases in response to the COVID-19 pandemic and related factors.

Additionally, during 2020, certain property classified as held for sale in the Rocky Mountain division was evaluated for impairment based on the offer received by the Company for the sale of the property. As a result of that offer, an impairment charge of $0.6 million was recorded during the three months ended March 31, 2020 to adjust the book value to match the fair value.

During 2019, management approved plans to sell real property located in the Northeast division. The real property qualified to be classified as held for sale and as a result was recorded at the lower of net book value or fair value less costs to sell, which resulted in a long-lived asset impairment charge of $0.1 million during the three months ended March 31, 2019.

Interest Expense, net

Interest expense, net during the three months ended March 31, 2020 was $1.2 million, down 18.4% from the prior year period due to repayment of the $32.5 million bridge term loan (the “Bridge Term Loan”) in January 2019, and the resulting expense of the remaining associated deferred financing fees, and continued principal payments on the First and Second Lien Term Loans (as defined below) partially offset by additional finance leases as a result of heavy duty truck replacement project.

Other Income, net

During the three months ended March 31, 2020, we had other income, net of $0.1 million, compared to $25.0 thousand in the prior year period. The three months ended March 31, 2020 included $0.1 million for a bankruptcy settlement received from one of our vendors. Additionally, the three months ended March 31, 2019 included a $41.0 thousand loss associated with the change in the fair value of the derivative warrant liability. There was no change in fair value of the derivative warrant liability during the three months ended March 31, 2020. We issued warrants with derivative features in connection with our chapter 11 filing in 2017. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.

Reorganization Items, net

Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations. For the three months ended March 31, 2019, these fees are primarily comprised of professional and legal fees related to our 2017 chapter 11 filing. There were no reorganization items recorded during the three months ended March 31, 2020.

Income Taxes

No income tax expense or benefit was recorded for the three months ended March 31, 2020 as compared to income tax expense of $79.0 thousand for the three months ended March 31, 2019. The primary item impacting income taxes for the three months ended March 31, 2019 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Three Months Ended March 31, 2020 and 2019

The following table shows operating results for each of our segments for the three months ended March 31, 2020 and 2019:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Three months ended March 31, 2020
Revenue	$23,468	$9,794	$4,680	$—	$37,942
Direct operating expenses	19,551	8,371	3,554	—	31,476
Impairment of long-lived assets	12,183	—	3,396	—	15,579
Operating loss	(13,220)	(1,762)	(4,509)	(2,535)	(22,026)

Three months ended March 31, 2019
Revenue	$24,877	$11,840	$5,910	$—	$42,627
Direct operating expenses	19,828	9,715	3,014	—	32,557
Impairment of long-lived assets	—	117	—	—	117
Operating income (loss)	(296)	(1,502)	337	(3,196)	(4,657)

Increase (Decrease)
Revenue	$(1,409)	$(2,046)	$(1,230)	$—	$(4,685)
Direct operating expenses	(277)	(1,344)	540	—	(1,081)
Impairment of long-lived assets	12,183	(117)	3,396	—	15,462
Operating income (loss)	(12,924)	(260)	(4,846)	661	(17,369)

Rocky Mountain

Revenues for the Rocky Mountain division decreased by $1.4 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarily to a decrease in water transport revenues from lower trucking volumes as a result of a general slowdown in the region with fewer rigs operating in the area as well as a 2.5% decrease in average barrels per day disposed in our salt water disposal wells during the current year. Rental revenues also decreased by 3.4% in the current year due to lower utilization.

For the Rocky Mountain division, direct operating costs decreased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarily to lower activity levels for water transport and disposal services. Direct operating costs as a percentage of revenue increased to 83.3% in the current year as compared to 79.7% in the prior year as a result of gains on asset sales in the prior year. The three months ended March 31, 2020 also included a $12.2 million long-lived asset impairment charge (as previously discussed above in the consolidated results).

Northeast

Revenues for the Northeast division decreased by $2.0 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to decreases in disposal services and water transport services. During 2019 and continuing into 2020, natural gas prices, as measured by the Henry Hub Natural Gas index decreased 34.6% from an average of $2.92 for the three months ended March 31, 2019 to an average of $1.91 for three months ended March 31, 2020, contributing to a 40% rig count reduction in the Northeast operating area from 80 at March 31, 2019 to 48 at March 31, 2020. Our lower activity levels in the Northeast are due to a combination of reduced drilling and completion activity by our customers as well as the continued industry trend of water reuse resulting in reduced costs on the service side by maximizing water reuse. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, the average number of drivers during the quarter decreased 15% from the prior year and total billable hours were down 4.0% from the prior year.

For the Northeast division, direct operating costs decreased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to the lower activity levels for water transport and disposal services. Direct operating costs increased as a percentage of revenue to 85.5% in the current year as compared to 82.1% in the prior year. General and administrative expenses decreased as compared to the prior year as a result of headcount reductions and lower bad debt expense during the current year.

Southern

Revenues for the Southern division decreased by $1.2 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarily to lower disposal well volumes, whether connected to the pipeline or not. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 7,091 barrels per day (or 22.1%) during the current year and the volumes received in the disposal wells connected to the pipeline decreased by an average of 10,569 barrels per day (or 21.9%) during the current year.

Direct operating costs increased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to property tax adjustments recorded in the prior year which resulted in an increase to 75.9% for direct operating costs as a percentage of revenue in the current year as compared to 51.0% in the prior year. Operating loss increased as compared to the prior year and general and administrative expenses decreased as compared to the prior year as a result of lower bad debt expense in the current year. The three months ended March 31, 2020 also included a $3.4 million long-lived asset impairment charge (as previously discussed above in the consolidated results).

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended March 31, 2020 were $0.7 million lower than those reported for the three months ended March 31, 2019 due primarily to lower stock-based compensation expense.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our sources of cash during the first quarter of 2020 have included cash generated by our operations, borrowings from our Revolving Facility and asset sales. During the three months ended March 31, 2020 and March 31, 2019, net cash provided by operating activities was $7.4 million and net cash used in operating activities was $0.5 million, respectively, and net loss was $23.0 million and $6.4 million, respectively. As of March 31, 2020, our total indebtedness was $35.3 million and total liquidity was $21.3 million, consisting of $15.6 million of cash and available borrowings under the Revolving Facility and $5.7 million available as a delayed draw under the Second Lien Term Loan. Due to the COVID-19 outbreak, there is uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. We have proactively taken steps to reduce costs and continue to look at our operating structure to find additional cost reduction opportunities as discussed in “Trends Affecting Our Operating Results”.

The maturity date of our Revolving Facility and $17.2 million first lien term loan (the “First Lien Term Loan”) is February 7, 2021, at which time we must repay the outstanding principal amount of the Revolving Facility and approximately $15.0 million of the First Lien Term Loan, together with interest accrued and unpaid thereon. As of March 31, 2020, no borrowings were outstanding under the Revolving Facility. As of March 31, 2020, we were in compliance with the covenants under our borrowing arrangements; however if business conditions do not improve, we anticipate that we may not be in compliance with all of our debt covenants at June 30, 2020 or for measurement dates thereafter. Absent an extension of the maturity date or an amendment or waiver deferring compliance with covenants, we project based on current financial forecasts that we may not have sufficient cash on hand or available liquidity to repay the Revolving Facility and First Lien Term Loan in full on the scheduled maturity date or if they were to become callable prior to scheduled maturity due to noncompliance with covenants. Due to these uncertainties surrounding our future ability to refinance, extend, or repay our outstanding indebtedness at maturity and maintain compliance with credit agreement covenants there is substantial doubt as to our ability to continue as a going concern within one year after the date that these financial statements are issued. Nonetheless, based on our current financial forecasts, we believe we will have sufficient liquidity to make all scheduled interest and principal payments on the Revolving Facility and the First Lien Term Loan during the period prior to the scheduled maturity date.

In order to mitigate these conditions, we have undertaken various initiatives in the first half of 2020 that management believes will positively impact our ability to repay our outstanding indebtedness at or before the scheduled maturity date, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. We have also been engaged in active discussions with the lender to extend the scheduled maturity dates for both the Revolving Facility and First Lien Term Loan, and the parties executed a non-binding commitment letter in early 2020 to extend the scheduled maturity dates to March 2022. The principal payments that are due within one year for the First Lien Term Loan will be included in the current portion of long-term debt on the condensed consolidated balance sheet until the maturity date extension has been executed. With respect to potential covenant violations, management has been negotiating with the lender to secure a waiver, cure or both. Absent an extension, waiver, or amendment of the maturing credit facilities, we believe we will be able to secure a replacement loan in order to have sufficient operating liquidity. As lenders have no obligation to provide additional loans or to extend or modify credit agreements, our plans to alleviate the substantial doubt may not be successful. We believe, however, that as a result of the cost reduction initiatives undertaken in the first half of 2020, our cash flow from operations, together with cash on hand and other available liquidity, will provide sufficient liquidity to fund operations for at least the next twelve months.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	March 31,
Net cash provided by (used in):	2020	2019
Operating activities	$7,413	$(505)
Investing activities	(1,237)	39
Financing activities	(1,419)	(2,214)
Net change in cash, cash equivalents and restricted cash	$4,757	$(2,680)

Operating Activities

Net cash provided by operating activities was $7.4 million for the three months ended March 31, 2020. The net loss, after adjustments for non-cash items, provided cash of $1.0 million, compared to $3.1 million in the corresponding 2019 period. Changes in operating assets and liabilities provided $6.4 million in cash primarily due to a decrease in accounts receivable and increases in accounts payable and accrued liabilities. The non-cash items and other adjustments included $8.0 million of depreciation and amortization, long-lived asset impairment charges of $15.6 million and stock-based compensation expense of $0.3 million, partially offset by a $0.1 million gain on the sale of assets.

Net cash used in operating activities was $0.5 million for the three months ended March 31, 2019. The net loss, after adjustments for non-cash items, provided cash of $3.1 million. Changes in operating assets and liabilities used $3.6 million in cash primarily due to decreases in accounts payable and other accrued expenses. The decrease in accounts payable and accrued other current liabilities was the result of several large annual payments due in the first quarter of the year, including property taxes, insurance renewals and annual employees’ cash bonus payments. The non-cash items and other adjustments included $9.1 million of depreciation and amortization, stock-based compensation expense of $0.9 million, long-lived asset impairment charges of $0.1 million, offset by a $0.9 million gain on the sale of assets.

Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2020 and primarily consisted of $1.4 million of purchases of property, plant and equipment, partially offset by $0.2 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet for water transport and disposal services.

Net cash provided by investing activities was $39.0 thousand for the three months ended March 31, 2019 and primarily consisted of $3.7 million of proceeds from the sale of property, plant and equipment, offset by $3.6 million of purchases of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our truck fleet for water transport services.

Financing Activities

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2020 and was primarily comprised of $0.8 million of payments on the First Lien Term Loan and Second Lien Term Loan and $0.6 million of payments on vehicle finance leases and other financing activities.

Net cash used in financing activities was $2.2 million for the three months ended March 31, 2019 and was primarily comprised of $31.4 million in cash payments for the Bridge Term Loan, $1.1 million of payments on the First Lien Term Loan and Second Lien Term Loan and $0.8 million of payments on finance leases and other financing activities, partially offset by $31.1 million of proceeds received from the issuance of stock for the completed offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million.

Capital Expenditures

Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Cash required for capital expenditures for the three months ended March 31, 2020 totaled $1.4 million compared to $3.6 million for the three months ended March 31, 2019. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $0.2 million and $3.7 million in the three months ended March 31, 2020 and 2019, respectively.

A portion of our transportation-related capital requirements are financed through finance leases (see Note 4 in the Notes to the Condensed Consolidated Financial Statements herein for further discussion of finance leases). We had $43.0 thousand and $4.0 million of equipment additions under finance leases during the three months ended March 31, 2020 and March 31, 2019, respectively.

We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Due to the COVID-19 outbreak, we are targeting a significant reduction in our capital expenditures budget for fiscal 2020, as discussed above in "Trends Affecting Our Operating Results". Our planned capital expenditures for the remainder of 2020 could be financed through cash flow from operations, borrowings under the Revolving Facility, Second Lien Term Loan, finance leases, other financing structures, or a combination of the foregoing.

Indebtedness

As of March 31, 2020, we had $35.3 million of indebtedness outstanding, consisting of $17.2 million under the First Lien Term Loan granted under the First Lien Credit Agreement, executed August 7, 2017, by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company (the “Credit Agreement”), $9.0 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Agreement, dated August 7, 2017, by and among the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”), and the Company (the “Second Lien Term Loan Agreement”), $0.6 million under the Direct Loan Security Agreement with PACCAR Financial Corp as the secured party, $0.2 million under the Equipment Term Loan and $8.2 million of finance leases for vehicle financings and real property leases. Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a fixed charge coverage ratio covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. As of March 31, 2020, we were in compliance with all covenants.

Equipment Term Loan

On November 20, 2019, we entered into a Retail Installment Contract (the “Equipment Term Loan”) with RDO Construction Equipment Co. as the Secured Party. Under the Equipment Term Loan, we were given credit for $0.4 million of rental payments previously paid, and financed the remaining amount due of $0.2 million, including interest, to purchase four trucks. The Equipment Term Loan matures on November 2022, and shall be repaid in monthly installments of $6,842 beginning December 2019 and then each month thereafter, with interest accruing at an annual rate of 6.50%.

Off Balance Sheet Arrangements

As of March 31, 2020, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the three months ended March 31, 2020 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2019 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we performed an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See “Legal Matters” in Note 15 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K as well as the updated risk factor below.

Our business, results of operations and financial condition have been negatively impacted by the recent COVID-19 pandemic, along with an international oil supply conflict, resulting in a significant decline in oil prices, and we expect this situation to have a significant adverse effect on our business, liquidity, reported results and financial condition for the remainder of 2020 and possibly beyond.

The coronavirus disease 2019 (“COVID-19”) outbreak emanating from China in December 2019 has impacted various businesses throughout the world. The outbreak was labeled as a global pandemic in March 2020 by the World Health Organization. Governments have enacted significant actions to mitigate the public health crisis, including enacting travel restrictions, the extended shutdown of certain non-essential businesses and shelter in place/stay at home orders in many of the impacted geographic regions. Additionally, beginning in early March 2020, the global oil markets have been negatively impacted by an oil supply conflict occurring when the Organization of Petroleum Exporting Countries and other major oil producing nations (“OPEC+”) were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a dramatic decline in the demand for oil coupled with the risk of a substantial increase in supply. The resulting negative impact to oil prices was significant with the price per barrel of West Texas Intermediate Crude Oil plummeting 56% during March 2020. The result has been a significant slowdown in the global economy, and together, this has contributed to a material reduction in consumer demand for oil, dramatically lower oil prices, and negatively impacted customer demand for our services. Our operations and financial results to date have been negatively impacted by this situation, and we expect this situation to have a significant adverse effect on our business, liquidity, reported results and financial condition for the remainder of 2020 and possibly beyond.

These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in our 2019 Annual Report on Form 10-K, including those relating to our customers' capital spending and trends in oil and natural gas prices. For example, demand for our services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices.

The adverse impacts we have and may continue to experience include, but are not limited to, disruptions to customer demand for our services, to commodities markets generally, to the availability of fuel, equipment and other materials, to our workforce, to customer’s ability to pay outstanding invoices or to remain solvent, or to our business relationships with subcontractors and other third-parties. Other possible risks to our business include potential limitations on oil and gas production from regulations imposed by states and other jurisdictions, a change in demand for oil and natural gas resulting from fundamental changes in how people work, travel and socialize, or litigation risk and possible loss contingencies from the impact of COVID-19, including commercial contracts, employee matters and insurance arrangements. Any such disruptions could increase our costs or otherwise have a material adverse impact on our business operations, operating results and financial condition.

Additionally, our liquidity will be negatively impacted if consumer demand and oil prices do not return to normal levels. We may have to draw on amounts available under the Revolving Facility and otherwise seek additional forms of financing to meet our financial obligations. Obtaining such financing is not guaranteed, and is largely dependent upon market conditions and other factors. The current environment may make it even more difficult to comply with our covenants and other restrictions in our credit facilities, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, inability to draw on amounts available under the Revolving Facility and our delayed draw under the Second Lien Term Loan, the possible acceleration of our outstanding debt, the exercise of certain remedies by our lenders, or a limited ability or inability to refinance our debt.

The COVID-19 pandemic situation is dynamic, and updates on travel restrictions, shutdowns of non-essential businesses and shelter in place/stay at home orders are continually evolving. At this point, the extent to which COVID-19 may impact our liquidity, financial condition and results of operations is uncertain as the ultimate severity and duration of the outbreak is unknown. However, we expect that this situation will have a significant adverse effect on our business, liquidity, reported results and financial condition for the remainder of fiscal 2020 and possibly beyond.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2020, we repurchased an aggregate of 14,093 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock units to certain of our employees.

Set forth below is a summary of the share repurchases, by period, during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
January 1, 2020 to January 31, 2020	14,093	$2.92
February 1, 2020 to February 29, 2020	—	—
March 1, 2020 to March 31, 2020	—	—
Total shares repurchased and total average price per share	14,093	$2.92

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE American.

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

Date:	June 29, 2020

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Bauer
Name:	Eric Bauer
Title:	Executive Vice President and Interim Chief Financial Officer
(Principal Financial Officer)