Form 10-Q
period 2020-06-30
Nuverra Environmental Solutions, Inc.
filed 2020-08-11
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 15,772,420.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	the impact of the coronavirus disease 2019 ("COVID-19") pandemic and oil price declines;

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments, and

•	the potential benefits of any financing transactions and any potential benefits from future merger, acquisition, disposition, and restructuring transactions.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include, among others:

•	the severity, magnitude and duration of the COVID-19 pandemic and oil price declines;

•	changes in commodity prices or general market conditions, acquisition and disposition activities;

•
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

•	the loss of one or more of our larger customers;

•	delays in customer payment of outstanding receivables and customer bankruptcies;

•
natural disasters, such as hurricanes, earthquakes and floods, pandemics (including COVID-19) or acts of terrorism, or extreme weather conditions, that may impact our business locations, assets, including wells or pipelines, distribution channels, or which otherwise disrupt our or our customers’ operations or the markets we serve;

•	disruptions impacting crude oil and natural gas transportation, processing, refining, and export systems, including litigation regarding the Dakota Access Pipeline;

•	our ability to attract and retain key executives and qualified employees in strategic areas of our business;

•	our ability to attract and retain a sufficient number of qualified truck drivers;

•
the unfavorable change to credit and payment terms due to changes in industry condition or our financial condition, which could constrain our liquidity and reduce availability under our revolving credit facility;

•	higher than forecasted capital expenditures to maintain and repair our fleet of trucks, tanks, equipment and disposal wells;

•	control of costs and expenses;

•
changes in customer drilling, completion and production activities, operating methods and capital expenditure plans, including impacts due to low oil and/or natural gas prices, shut-in production, decline in operating drilling rigs, closures or pending closures of third-party pipelines or the economic or regulatory environment;

•	risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuation in the trading prices of our common stock;

•	risks and uncertainties associated with the outcome of an appeal of the order confirming our previously completed plan of reorganization;

•	risks associated with the reliance on third-party analyst and expert market projections and data for the markets in which we operate that is utilized in our strategy;

•	present and possible future claims, litigation or enforcement actions or investigations;

•	risks associated with changes in industry practices and operational technologies;

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

•
reduced demand for our services due to regulatory or other influences related to extraction methods such as hydraulic fracturing, shifts in production among shale areas in which we operate or into shale areas in which we do not currently have operations, and shifts to reuse of water in completion activities;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$15,793	$4,788
Restricted cash	—	922
Accounts receivable, net of allowance for doubtful accounts of $1.0 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively	16,881	26,493
Inventories	2,937	3,177
Prepaid expenses and other receivables	2,882	3,264
Other current assets	—	231
Assets held for sale	778	2,664
Total current assets	39,271	41,539
Property, plant and equipment, net of accumulated depreciation of $104.1 million and $98.0 million at June 30, 2020 and December 31, 2019, respectively	163,470	190,817
Operating lease assets	2,007	2,886
Equity investments	35	39
Intangibles, net	407	640
Other assets	129	178
Total assets	$205,319	$236,099
Liabilities and Shareholders’ Equity
Accounts payable	$3,811	$5,633
Accrued and other current liabilities	8,705	10,064
Current portion of long-term debt	8,553	6,430
Total current liabilities	21,069	22,127
Long-term debt	29,328	30,005
Noncurrent operating lease liabilities	1,494	1,457
Deferred income taxes	131	91
Long-term contingent consideration	500	500
Other long-term liabilities	7,617	7,487
Total liabilities	60,139	61,667
Commitments and contingencies
Shareholder's equity:
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 15,821 shares issued and 15,761 outstanding at June 30, 2020, and 15,781 shares issued and 15,735 outstanding at December 31, 2019)	158	158
Additional paid-in capital	338,240	337,628
Treasury stock (60 shares and 46 shares at June 30, 2020 and December 31, 2019, respectively)	(477)	(436)
Accumulated deficit	(192,741)	(162,918)
Total shareholders' equity	145,180	174,432
Total liabilities and equity	$205,319	$236,099
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$22,956	$41,238	$57,427	$80,239
Rental revenue	1,510	4,002	4,981	7,628
Total revenue	24,466	45,240	62,408	87,867
Costs and expenses:
Direct operating expenses	18,551	34,517	50,027	67,074
General and administrative expenses	4,445	5,280	9,369	10,755
Depreciation and amortization	7,156	9,277	15,145	18,412
Impairment of long-lived assets	—	—	15,579	117
Other, net	—	(6)	—	(6)
Total costs and expenses	30,152	49,068	90,120	96,352
Operating loss	(5,686)	(3,828)	(27,712)	(8,485)
Interest expense, net	(1,116)	(1,297)	(2,276)	(2,718)
Other income, net	38	152	180	177
Reorganization items, net	—	13	—	(210)
Loss before income taxes	(6,764)	(4,960)	(29,808)	(11,236)
Income tax expense	(15)	(46)	(15)	(125)
Net loss	$(6,779)	$(5,006)	$(29,823)	$(11,361)

Loss per common share:
Net loss per basic common share	$(0.43)	$(0.32)	$(1.89)	$(0.73)

Net loss per diluted common share	$(0.43)	$(0.32)	$(1.89)	$(0.73)

Weighted average shares outstanding:
Basic	15,761	15,704	15,757	15,627
Diluted	15,761	15,704	15,757	15,627
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2020	15,781	$158	$337,628	(46)	$(436)	$(162,918)	$174,432
Issuance of common stock to employees	40	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(14)	(41)	—	(41)
Stock-based compensation	—	—	290	—	—	—	290
Net loss	—	—	—	—	—	(23,044)	(23,044)
Balance at March 31, 2020	15,821	158	337,918	(60)	(477)	(185,962)	151,637
Issuance of common stock to employees	—	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	—	—
Stock-based compensation	—	—	322	—	—	—	322
Net loss	—	—	—	—	—	(6,779)	(6,779)
Balance at June 30, 2020	15,821	$158	$338,240	(60)	$(477)	$(192,741)	$145,180

Balance at January 1, 2019	12,233	$122	$303,463	—	$—	$(107,158)	$196,427
Adjustment due to adoption of ASC 842, Leases	—	—	—	—	—	(823)	(823)
Issuance of common stock for Rights Offering	3,382	34	32,141	—	—	—	32,175
Issuance of common stock to employees	97	1	(1)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(34)	(373)	—	(373)
Stock-based compensation	—	—	852	—	—	—	852
Net loss	—	—	—	—	—	(6,355)	(6,355)
Balance at March 31, 2019	15,712	157	336,455	(34)	(373)	(114,336)	221,903
Issuance of common stock to employees	34	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(3)	(29)	—	(29)
Stock-based compensation	—	—	563	—	—	—	563
Net loss	—	—	—	—	—	(5,006)	(5,006)
Balance at June 30, 2019	15,746	$157	$337,018	(37)	$(402)	$(119,342)	$217,431

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,823)	$(11,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,145	18,412
Amortization of debt issuance costs, net	81	247
Stock-based compensation	612	1,415
Impairment of long-lived assets	15,579	117
Gain on disposal of property, plant and equipment	(342)	(1,706)
Bad debt recoveries	(160)	(9)
Change in fair value of derivative warrant liability	—	(28)
Deferred income taxes	40	112
Other, net	375	55
Changes in operating assets and liabilities:
Accounts receivable	9,772	2,724
Prepaid expenses and other receivables	382	(576)
Accounts payable and accrued liabilities	(2,271)	(6,059)
Other assets and liabilities, net	435	1,111
Net cash provided by operating activities	9,825	4,454
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1,548	4,525
Purchases of property, plant and equipment	(2,328)	(5,019)
Net cash used in investing activities	(780)	(494)
Cash flows from financing activities:
Payments on First and Second Lien Term Loans	(1,909)	(2,514)
Proceeds from Revolving Facility	76,202	96,677
Payments on Revolving Facility	(76,202)	(96,677)
Proceeds from PPP Loan	4,000	—
Payments on Bridge Term Loan	—	(31,382)
Proceeds from the issuance of stock	—	31,057
Payments on finance leases and other financing activities	(1,053)	(1,226)
Net cash provided by (used in) financing activities	1,038	(4,065)
Change in cash, cash equivalents and restricted cash	10,083	(105)
Cash and cash equivalents, beginning of period	4,788	7,302
Restricted cash, beginning of period	922	656
Cash, cash equivalents and restricted cash, beginning of period	5,710	7,958
Cash and cash equivalents, end of period	15,793	5,978
Restricted cash, end of period	—	1,875
Cash, cash equivalents and restricted cash, end of period	$15,793	$7,853

	Six Months Ended
	June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,764	$2,218
Cash paid for taxes, net	181	138
Property, plant and equipment purchases in accounts payable	481	—
Common stock issued to settle Bridge Term Loan	—	1,118

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

Restricted Cash

Upon emergence from chapter 11 on August 7, 2017 (the “Effective Date”), we entered into a new $45.0 million First Lien Credit Agreement (the “First Lien Credit Agreement”) by and among the lenders party thereto (the “First Lien Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the First Lien Credit Agreement, the First Lien Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $15.0 million senior secured term loan facility (the “First Lien Term Loan”). As our collections on our accounts receivable serve as collateral on the Revolving Facility, all amounts collected are initially recorded to “Restricted cash” on the condensed consolidated balance sheet as these funds are not available for operations until our First Lien Credit Agreement Lenders release the funds to us approximately one day later. We had a restricted cash balance of $0.9 million as of December 31, 2019.

As of June 30, 2020, no borrowings were outstanding under the Revolving Facility. Additionally, on July 13, 2020, the Company entered into an amendment of its First Lien Credit Agreement, which includes among other terms and conditions, a prohibition on drawing on the Revolving Facility until the fixed charge coverage ratio (“FCCR”) is above the established ratio at 1.00 to 1.00. As such, beginning June 30, 2020, the Company will no longer record amounts to restricted cash until such time the Company meets the established FCCR and is able to draw on the Revolving Facility. See Note 18 for further discussion of the amendment.

Fair Value Measurements

Fair value represents an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Liquidity and Going Concern

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. Additionally, due to the COVID-19 outbreak, there has been a significant decline in oil and natural gas demand, which has negatively impacted our customers’ demand for our services, resulting in uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. We expect crude oil prices to remain low for the foreseeable future, so we anticipate our customers’ crude or natural gas liquids drilling and completion activity to continue to operate at lower levels. Due to the uncertainty of future oil and natural gas prices and the continued effects of the COVID-19 outbreak, there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

In order to mitigate these conditions, the Company has undertaken various initiatives in the first half of 2020 that management believes will positively impact our operations, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. In addition, on July 13, 2020, the Company entered into amendments of its First Lien Credit Agreement and Second Lien Term Loan Credit Agreement, dated August 7, 2017, by and among the lenders party thereto, Wilmington as administrative agent, and the Company (the “Second Lien Term Loan Credit Agreement”), which extended the maturity dates of its First Lien Term Loan and Revolving Facility from February 7, 2021 to May 15, 2022, and extended the maturity date of its Second Lien Term Loan Credit Agreement from October 7, 2021 to November 15, 2022. We believe that as a result of the cost reduction initiatives undertaken in the first half of 2020 and the extension of the maturity dates of our credit agreements, our cash flow from operations, together with cash on hand and other available liquidity, will provide sufficient liquidity to fund operations for at least the next twelve months.

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

Contract Assets

During 2019, we recorded a contract asset as a result of a contract modification for disposal services. The contract asset has been fully collected as of June 30, 2020. The contract asset is included in “Other current assets” on the condensed consolidated balance sheets. The change in contract asset balance for the six months ended June 30, 2020 was as follows:

Balance at the beginning of the period (January 1, 2020)	$231
Balance at the end of the period (June 30, 2020)	—
Increase/(decrease)	$(231)

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three and six months ended June 30, 2020 and June 30, 2019:

	Three months ended June 30, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$8,649	$5,989	$2,125	$—	$16,763
Disposal Services	1,533	1,851	1,952	—	5,336
Other Revenue	565	289	3	—	857
Total Service Revenue	10,747	8,129	4,080	—	22,956

Rental Revenue	1,475	33	2	—	1,510

Total Revenue	$12,222	$8,162	$4,082	$—	$24,466

	Three months ended June 30, 2019
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$18,448	$7,296	$2,726	$—	$28,470
Disposal Services	5,146	3,098	2,739	—	10,983
Other Revenue	1,471	255	59	—	1,785
Total Service Revenue	25,065	10,649	5,524	—	41,238

Rental Revenue	3,928	71	3	—	4,002

Total Revenue	$28,993	$10,720	$5,527	$—	$45,240

	Six months ended June 30, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$22,963	$13,133	$4,381	$—	$40,477
Disposal Services	5,389	4,014	4,298	—	13,701
Other Revenue	2,431	741	77	—	3,249
Total Service Revenue	30,783	17,888	8,756	—	57,427

Rental Revenue	4,907	68	6	—	4,981

Total Revenue	$35,690	$17,956	$8,762	$—	$62,408

	Six months ended June 30, 2019
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$34,157	$15,268	$6,210	$—	$55,635
Disposal Services	9,217	6,597	5,145	—	20,959
Other Revenue	3,017	557	71	—	3,645
Total Service Revenue	46,391	22,422	11,426	—	80,239

Rental Revenue	7,479	138	11	—	7,628

Total Revenue	$53,870	$22,560	$11,437	$—	$87,867

Water Transport Services

The majority of our revenues are from the removal and disposal of produced water and flowback originating from oil and natural gas wells or the transportation of fresh water and produced water to customer sites for use in drilling and hydraulic fracturing activities by trucks or through temporary or permanent water transfer pipelines. Water transport rates for trucking are based upon either a fixed fee per barrel or upon an hourly rate. Revenue is recognized once the water has been transported, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our water disposal pipeline are priced at a fixed fee per disposal barrel transported, with revenues recognized over time from when the water is injected into our pipeline until the transport is complete. Water transport services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

Disposal Services

Revenues for disposal services are generated through fees charged for disposal of fluids near disposal wells and disposal of oilfield wastes in our landfill. Disposal rates are generally based on a fixed fee per barrel of produced water, or on a per ton basis for landfill disposal, with revenues recognized once the disposal has occurred. The performance obligation for disposal services is considered complete once the disposal occurs. Therefore, disposal services revenues are recognized at a point in time.

Other Revenue

Other revenue includes revenues from the sale of “junk” or “slop” oil obtained through the skimming of disposal water. Under the new revenue standard, revenue is recognized for “junk” or “slop” oil sales at a point in time once the goods are transferred.

Rental Revenue

We generate rental revenue from the rental of equipment used in wellsite services. Rental rates are based upon negotiated rates with our customers and revenue is recognized over the rental service period. Revenues from rental equipment are not within the scope of the new revenue standard, but rather are recognized under ASC 842, Leases. As the rental service period for our equipment is very short term in nature and does not include any sales-type or direct financing leases, nor any variable rental components, the adoption of ASC 842 in 2019 did not have a material impact upon our consolidated statement of operations.

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

Most of our leases have remaining lease terms of less than one year to 20 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $2.4 million under the residual value guarantees, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost (a)	General and administrative expenses	$696	$729	$1,350	$1,453
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	546	679	1,164	1,225
Interest on lease liabilities	Interest expense, net	140	177	288	240
Variable lease cost	General and administrative expenses	669	1,055	1,596	2,121
Sublease income	Other income, net	(8)	(22)	(32)	(73)
Total net lease cost		$2,043	$2,618	$4,366	$4,966

(a)
Includes short-term leases, which represented $0.1 million and $0.2 million of the balance for the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.2 million and $0.4 million of the balance for the six months ended June 30, 2020 and June 30, 2019, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$2,007	$2,886
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	7,057	8,202
Total leased assets		$9,064	$11,088

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$518	$1,442
Finance lease liabilities	Current portion of long-term debt	1,277	1,443
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,494	1,457
Finance lease liabilities	Long-term debt	6,764	7,341
Total lease liabilities		$10,053	$11,683

(a)	Finance lease assets are recorded net of accumulated amortization of $2.8 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively.

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	41.5	25.1
Finance leases	3.7	4.3

Weighted-average discount rate:
Operating leases	9.83%	8.51%
Finance leases	6.75%	6.77%

	Six Months Ended
	June 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,350	$1,453
Operating cash flows from finance leases	288	240
Financing cash flows from finance leases	783	824

Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Leased assets obtained in exchange for new finance lease liabilities	213	6,674

Maturities of lease liabilities are as follows:

	June 30, 2020
	Operating Leases (a)	Finance Leases (b)
Remainder of 2020	$575	$884
2021	466	1,821
2022	325	1,821
2023	200	3,447
2024	190	383
Thereafter	6,710	1,412
Total lease payments	8,466	9,768
Less amount representing executory costs (c)	—	—
Net lease payments	8,466	9,768
Less amount representing interest	(6,454)	(1,727)
Present value of total lease liabilities	2,012	8,041
Less current lease liabilities	(518)	(1,277)
Long-term lease liabilities	$1,494	$6,764

(a)	Operating lease payments do not include any options to extend lease terms that are reasonably certain of being exercised.

(b)	Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.

(c)
Represents executory costs for all leases. We included executory costs in lease payments under ASC 840, Leases, and have elected to continue to include executory costs for both leases that commenced before and after the effective date of ASC 842.

Note 5 - Equity

Rights Offering

On January 2, 2019, we received the aggregate cash proceeds of $31.4 million from an offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). We sold an aggregate of 3,381,894 shares of common stock at a purchase price of $9.61 per share in the Rights Offering. Additionally, one of the backstop parties elected to satisfy the backstop commitment by converting $1.1 million of the $32.5 million bridge loan (“Bridge Term Loan”) to common stock. The aggregate cash proceeds from the Rights Offering were used to repay the remaining $31.4 million balance of the Bridge Term Loan, satisfying the obligations under the Bridge Term Loan Credit Agreement, entered October 5, 2018 (the “Bridge Term Loan Credit Agreement”), with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”). Immediately after the issuance of the 3,381,894 shares for the Rights Offering, which commenced on January 2, 2019, the Company had 15,614,981 common shares outstanding.

Other Equity Issuances

During the six months ended June 30, 2020, we issued common stock for our stock-based compensation program, which is discussed further in Note 13.

Note 6 - Earnings Per Common Share

Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2020 and June 30, 2019, no shares of common stock underlying restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted net loss per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator: Net loss	$(6,779)	$(5,006)	$(29,823)	$(11,361)

Denominator:
Weighted average shares—basic	15,761	15,704	15,757	15,627
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	15,761	15,704	15,757	15,627

Loss per common share:
Net loss per basic common share	$(0.43)	$(0.32)	$(1.89)	$(0.73)

Net loss per diluted common share	$(0.43)	$(0.32)	$(1.89)	$(0.73)

Anti-dilutive stock-based awards excluded:	415	559	415	513

Note 7 - Intangible Assets

Intangible assets consist of the following:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$540	$(311)	$229	5.0
Trade name	799	(621)	178	0.6
Total intangible assets	$1,339	$(932)	$407	3.1

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$554	$(269)	$285	5.0
Trade name	799	(444)	355	1.0
Total intangible assets	$1,353	$(713)	$640	2.8

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

Amortization expense was $0.1 million and $0.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Note 8 - Assets Held for Sale and Impairment

Impairment Charges

Impairment charges of $15.6 million and $0.1 million were recorded during the six months ended June 30, 2020 and June 30, 2019, respectively. No impairment charges were recorded during the three months ended June 30, 2020 and June 30, 2019.

Assets Held for Sale

During the six months ended June 30, 2020, certain property classified as “Assets held for sale” on the condensed consolidated balance sheet located in the Rocky Mountain division was re-evaluated for impairment based on an accepted offer from a buyer that indicated fair value of the real property was lower than its net book value, and impairment charges of $0.6 million were recorded during the six months ended June 30, 2020, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

During 2019, management approved plans to sell real properties located in both the Northeast and Rocky Mountain divisions. As a result, management began to actively market the properties, which were expected to sell within one year. In accordance with applicable accounting guidance, the real property was recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the condensed consolidated balance sheet during the six months ended June 30, 2019. As the fair value of the real property reclassified as held for sale in the Northeast division was lower than its net book value, impairment charges of $0.1 million were recorded during the six months ended June 30, 2019, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the impacts of the outbreak of COVID-19 and the oil supply conflict between two major oil producing countries, there was a significant decline in oil prices during the first half of 2020, which resulted in a decrease in activities by our customers. As a result of these events, we determined that there were indicators that the carrying value of our assets may not be recoverable.

Our impairment review during the six months ended June 30, 2020 concluded that the carrying values of the assets associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable as the carrying value exceeded our estimate of future undiscounted cash flows for these asset groups. As a result, we recorded an impairment charge of $15.0 million during the six months ended June 30, 2020 as the carrying value exceeded fair value, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. The fair value of the assets associated with the landfill and trucking equipment asset groups was determined using discounted estimated future cash flows (Level 3 in the fair value hierarchy).

Note 9 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued payroll and employee benefits	$1,264	$1,837
Accrued insurance	2,601	2,569
Accrued legal	144	295
Accrued taxes	1,067	695
Accrued interest	235	179
Accrued operating costs	2,452	2,653
Accrued other	424	394
Current operating lease liabilities	518	1,442
Total accrued and other current liabilities	$8,705	$10,064

Note 10 - Debt

Debt consisted of the following at June 30, 2020 and December 31, 2019:

			June 30, 2020		December 31, 2019
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs (i)	Carrying Value of Debt (j)	Carrying Value of Debt (j)
Revolving Facility (a)	6.25%	Feb. 2021	$—	$—	$—
First Lien Term Loan (b)	8.25%	Feb. 2021	(13)	16,362	18,008
Second Lien Term Loan (c)	11.00%	Oct. 2021	—	8,750	9,013
PPP Loan (d)	1.00%	May 2022	—	4,000	—
Vehicle Term Loan (e)	5.27%	Dec. 2021	—	543	725
Equipment Term Loan (f)	6.50%	Nov. 2022	—	198	—
Finance leases (g)	6.75%	Various	—	8,041	8,784
Total debt			$(13)	37,894	36,530
Debt issuance costs presented with debt				(13)	(95)
Total debt, net				37,881	36,435
Less: current portion of long-term debt (h)				(8,553)	(6,430)
Long-term debt				$29,328	$30,005
_____________________

(a)	The interest rate presented represents the interest rate as of June 30, 2020 on the Revolving Facility.

(b)	Interest on the First Lien Term Loan accrues at an annual rate equal to the LIBOR Rate plus 7.25%.

(c)	Interest on the Second Lien Term Loan (as defined below) accrues at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month.

(d)	Interest on the PPP Loan (as defined below) accrues at an annual rate of 1.00%.

(e)	Interest on the Vehicle Term Loan (as defined below) accrues at an annual rate of 5.27%.

(f)	Interest on the Equipment Term Loan (as defined below) accrues at an annual rate of 6.50%.

(g)
Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.75%, which mature in varying installments between 2020 and 2029.

(h)
The principal payments due within one year for the First Lien Term Loan, Second Lien Term Loan, Vehicle Term Loan, Equipment Term Loan and finance leases are included in current portion of long-term debt as of June 30, 2020.

(i)
The debt issuance costs as of June 30, 2020 and December 31, 2019 resulted from the amendment to the First Lien Term Loan, done in connection with our acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC.

(j)
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

Indebtedness

As of June 30, 2020, we had $37.9 million of indebtedness outstanding, consisting of $16.4 million under the First Lien Term Loan, $8.8 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Credit Agreement, $4.0 million under the PPP Loan, $0.5 million under the Direct Loan Security Agreement ( the “Vehicle Term Loan”) with PACCAR Financial Corp as the secured party, $0.2 million under the Equipment Term Loan and $8.0 million of finance leases for vehicle financings and real property leases.

Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a FCCR covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. On July 13, 2020, the Company entered into amendments of its First Lien Credit Agreement and Second Lien Term Loan Credit Agreement, which included among other terms and conditions, deferral of the measurement of the FCCR covenant until the second quarter of 2021. See Note 18 for further discussion of the amendments. As of June 30, 2020, we were in compliance with all covenants.

Equipment Term Loan

On November 20, 2019, we entered into a Retail Installment Contract (the “Equipment Term Loan”) with a secured party to finance $0.2 million of equipment. The Equipment Term Loan matures on November 2022, and shall be repaid in monthly installments of approximately $7 thousand beginning December 2019 and then each month thereafter, with interest accruing at an annual rate of 6.50%.

Paycheck Protection Program Loan

On May 8, 2020, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, an indirect wholly-owned subsidiary of the Company (the “PPP Borrower”) received proceeds of a loan (the “PPP Loan”) from First International Bank & Trust (the “PPP Lender”) in the principal amount of $4.0 million. The PPP Loan is evidenced by a promissory note (the “Promissory Note”), dated May 8, 2020. The Promissory Note is unsecured, matures on May 8, 2022, bears interest at a rate of 1.00% per annum, and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (the “SBA”) under the CARES Act.

Under the terms of the PPP, up to the entire principal amount of the PPP Loan, and accrued interest, may be forgiven if the proceeds are used for certain qualifying expenses over the covered period as described in the CARES Act and applicable implementing guidance issued by the SBA, subject to potential reduction based on the level of full-time employees maintained by the organization during the covered period as compared to a baseline period.

In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to, (i) provisions relating to the maturity of PPP loans, (ii) the deferral period covering PPP loan payments and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after the date of the enactment of the Flexibility Act (“June 5, 2020”) and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement. As of the date of this filing, the Company has not approached the PPP Lender to request an extension of the maturity date from two years to five years. The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or 24 weeks.

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP, but no assurance can be given that the PPP Borrower will obtain forgiveness of the PPP Loan in whole or in part. As such, the Company has classified the PPP loan as debt and it is included in long-term debt on the condensed consolidated balance sheet.

With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the Promissory Note and cross-defaults on any other loan with the PPP Lender or other creditors. Upon a default under the Promissory Note, including the non-payment of principal or interest when due, the obligations of the PPP Borrower thereunder may be accelerated. In the event the PPP Loan is not forgiven, the principal amount of $4.0 million shall be repaid at maturity.

The Company has obtained the consent of the lenders under each of the Credit Agreement and the Second Lien Term Loan Credit Agreement for the PPP Borrower to enter into and obtain the funds provided by the PPP Loan.

Maturity Date Extension

On July 13, 2020, the Company entered into an amendment of its First Lien Credit Agreement, which extended the maturity date of the First Lien Credit Agreement from February 7, 2021 to May 15, 2022. Prior to executing the Third Amendment to Credit Agreement (the “Third Amendment to First Lien Credit Agreement”), the First Lien Credit Agreement, which includes the Revolving Facility and the First Lien Term Loan, was set to mature on February 7, 2021, at which time the Company would have been required to repay the outstanding principal amount of the Revolving Facility and approximately $15.0 million of the First Lien Term Loan, together with interest accrued and unpaid thereon. On July 13, 2020, the Company also entered into an amendment of its Second Lien Term Loan Credit Agreement, which extended the maturity date from October 7, 2021 to November 15, 2022. Due to the Third Amendment to First Lien Credit Agreement, the First Lien Term Loan principal payments that were due at maturity are no longer due within twelve months. Therefore, as of June 30, 2020, the First Lien Term Loan principal payments due at maturity are included in long-term debt on the condensed consolidated balance sheet. See Note 18 for further discussion of the amendments.

Note 11 - Derivative Warrants

On the Effective Date, pursuant to the prepackaged plan of reorganization (the “Plan”), we issued to the holders of our pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases warrants to purchase an aggregate of 118,137 shares of common stock, par value $0.01, at an exercise price of $39.82 per share and with a term expiring seven years from the Effective Date.

The following table shows the warrant activity for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended
	June 30,
	2020	2019
Outstanding at the beginning of the period	118	118
Issued	—	—
Exercised	—	—
Outstanding at the end of the period	118	118

The fair value of our derivative warrant liability was $354 at December 31, 2019. There was no change in the fair value at June 30, 2020.

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

The fair value of the derivative warrant liability was estimated using a Monte Carlo simulation model (Level 3 in the fair value hierarchy) on the date of issue and is periodically re-measured until expiration or exercise of the underlying warrants with the resulting fair value adjustment recorded in “Other income, net” in the condensed consolidated statements of operations.

Note 12 - Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Current income tax expense	$(30)	$(4)	$(30)	$(13)
Deferred income tax benefit (expense)	15	(42)	15	(112)
Total income tax expense	$(15)	$(46)	$(15)	$(125)

The effective tax rate for the three and six months ended June 30, 2020 was (0.2)% and (0.1)%, respectively, which differs from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three and six months ended June 30, 2019 was (0.9)%, and (1.1)%, respectively, which differed from the federal statutory rate of 21.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

We have significant deferred tax assets, consisting primarily of net operating losses, some of which have a limited life, generally expiring between the years 2032 and 2037, and capital losses, which begin to expire in 2020. We regularly assess the evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at June 30, 2020 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near (0.1)% for the remainder of 2020.

Note 13 - Stock-Based Compensation

The Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”) is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of June 30, 2020, approximately 771,000 shares were available for issuance under the Incentive Plan.

The 2018 Restricted Stock Plan for Directors (the “Director Plan”) provides for the grant of restricted stock to the non-employee directors of the Company. The Director Plan limits the shares that may be issued thereunder to 100,000 shares of common stock. As of June 30, 2020, no shares were remaining available for issuance under the Director Plan.

The total grants awarded under both the Incentive Plan and the Director Plan during the three and six months ended June 30, 2020 and June 30, 2019 are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted stock grants (1)	75	23	75	142
Total grants in the period	75	23	75	142

(1)	Includes restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

The total stock-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted stock (1)	$322	$563	$612	1,415
Total expense	$322	$563	$612	$1,415

(1)	Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

At June 30, 2020, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $0.7 million and is expected to be recognized over a weighted average period of 0.5 years.

Note 14 - Commitments and Contingencies

Environmental Liabilities

We are subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. Our operations are subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources, the Pennsylvania Department of Environmental Protection, the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, the North Dakota State Water Commission, the Montana Department of Environmental Quality and the Montana Board of Oil and Gas, among others. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. We have installed safety, monitoring and environmental protection equipment such as pressure sensors, containment walls, SCADA systems and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 did not include any accruals for environmental matters.

Contingent Consideration for Ideal Settlement

On June 28, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed a motion with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal Oilfield Disposal LLC acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million, due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit, has been classified as noncurrent and is reported in “Long-term contingent consideration” on the condensed consolidated balance sheets, as these permits and certificates are not expected to be received within one year.

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of June 30, 2020. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

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

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended June 30, 2020
Revenue	$12,222	$8,162	$4,082	$—	$24,466
Direct operating expenses	10,458	5,593	2,500	—	18,551
General and administrative expenses	1,524	434	240	2,247	4,445
Depreciation and amortization	2,874	2,532	1,746	4	7,156
Operating loss	(2,634)	(397)	(404)	(2,251)	(5,686)
Loss before income taxes	(2,786)	(504)	(457)	(3,017)	(6,764)

Six months ended June 30, 2020
Revenue	$35,690	$17,956	$8,762	$—	$62,408
Direct operating expenses	30,009	13,964	6,054	—	50,027
General and administrative expenses	3,013	1,068	510	4,778	9,369
Depreciation and amortization	6,339	5,083	3,715	8	15,145
Operating loss	(15,854)	(2,159)	(4,913)	(4,786)	(27,712)
Loss before income taxes	(16,041)	(2,379)	(5,020)	(6,368)	(29,808)

As of June 30, 2020
Total assets	$64,093	$59,668	$64,535	$17,023	$205,319
Total assets held for sale	—	—	—	778	778

Three months ended June 30, 2019
Revenue	$28,993	$10,720	$5,527	$—	$45,240
Direct operating expenses	22,354	8,607	3,556	—	34,517
General and administrative expenses	1,206	729	354	2,991	5,280
Depreciation and amortization	4,307	2,821	2,136	13	9,277
Operating income (loss)	1,126	(1,437)	(513)	(3,004)	(3,828)
Income (loss) before income taxes	1,041	(1,560)	(576)	(3,865)	(4,960)

Six months ended June 30, 2019
Revenue	$53,870	$22,560	$11,437	$—	$87,867
Direct operating expenses	42,182	18,322	6,570	—	67,074
General and administrative expenses	2,252	1,575	753	6,175	10,755
Depreciation and amortization	8,606	5,485	4,296	25	18,412
Operating income (loss)	830	(2,939)	(176)	(6,200)	(8,485)
Income (loss) before income taxes	683	(3,155)	(285)	(8,479)	(11,236)

As of December 31, 2019
Total assets (a)	$93,504	$64,023	$70,841	$7,731	$236,099
Total assets held for sale	1,751	135	—	778	2,664
_____________________

(a)	Total assets exclude intercompany receivables eliminated in consolidation.

Note 18 - Subsequent Events

Amendment to First Lien Credit Agreement

On July 13, 2020, the Company entered into the Third Amendment to First Lien Credit Agreement with the First Lien Credit Agreement Lenders and Credit Agreement Agent, which further amends the First Lien Credit Agreement. The Third Amendment to First Lien Credit Agreement amends the First Lien Credit Agreement to extend the maturity date from February 7, 2021 to May 15, 2022. In connection with the Third Amendment to First Lien Credit Amendment, the Company repaid $2.5 million of the outstanding principal amount of the term loans under the First Lien Credit Agreement on July 13, 2020.

In addition, among other terms and conditions, the Third Amendment to First Lien Credit Agreement amends the First Lien Credit Agreement to: (i) defer measurement of the FCCR covenant until the second quarter of 2021 at 0.70 to 1.00 for such quarter and at 1.00 to 1.00 thereafter, (ii) add a monthly minimum liquidity covenant that requires the Company to maintain minimum liquidity amounts as follows: $8.0 million through July 31, 2020, $5.5 million through August 31, 2020, $5.0 million through November 30, 2020 and $4.0 million on and after December 1, 2020, (iii) set the maximum capital expenditures covenant for 2020 and 2021 at $6.0 million and $7.5 million, respectively, (iv) prohibit draws on the Revolving Facility until the FCCR is 1.00 to 1.00, and (v) require the Company to engage a financial advisor on or prior to December 31, 2020.

In connection with the Third Amendment to First Lien Credit Agreement, the Company agreed to pay the First Lien Credit Agreement Lenders an amendment fee of $375 thousand on close of the Third Amendment to First Lien Credit Agreement, $50 thousand per quarter for the next five quarters thereafter and $125 thousand on the maturity date of the First Lien Credit Agreement. The amendment fee is subject to reduction by $200 thousand if the First Lien Credit Agreement is repaid in full within 75 days following July 6, 2020.

Amendment to Second Lien Credit Agreement

On July 13, 2020, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment to Second Lien Credit Agreement”) with the lenders party thereto and Wilmington, as administrative agent, which further amends the Second Lien Term Loan Credit Agreement. The Second Amendment to Second Lien Credit Agreement amends the Second Lien Term Loan Credit Agreement to extend the maturity date from October 7, 2021 to November 15, 2022.

In addition, among other terms and conditions, the Second Amendment to Second Lien Credit Agreement amends the Second Lien Credit Agreement to: (i) defer measurement of the FCCR covenant until the second quarter of 2021 and set the minimum FCCR at 0.60 to 1.00 for such quarter and at 0.85 to 1.00 thereafter, (ii) add a monthly minimum liquidity covenant that requires the Company to maintain minimum liquidity amounts as follows: $6.8 million through July 31, 2020, approximately $4.7 million through August 31, 2020, $4.25 million through November 30, 2020 and $3.4 million on and after December 1, 2020, (iii) set the maximum capital expenditures covenant for 2020 and 2021 at approximately $7.1 million and approximately $8.8 million, respectively, and (iv) require the Company to engage a financial advisor on or prior to December 31, 2020.

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

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of June 30, 2020, we had 252 employees in the Rocky Mountain division.

Water Transport Services

We manage a fleet of 195 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

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

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown, West Virginia, Somerset and Wellsboro, Pennsylvania, and Cadiz, Ohio. Additionally, we operate a corporate support office near Pittsburgh, Pennsylvania. As of June 30, 2020, we had 183 employees in the Northeast division.

Water Transport Services

We manage a fleet of 180 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

Disposal Services

We manage a network of 13 owned and leased salt water disposal wells with current capacity of approximately 25 thousand barrels of water per day, and permitted capacity of approximately 32 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.

Southern Division

The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Houston, Texas. As of June 30, 2020, we had 66 employees in the Southern division.

Water Transport Services

We manage a fleet of 42 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.

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

Trends Affecting Our Operating Results

Impact of COVID-19 and Oil Price Declines

In March 2020, the coronavirus disease 2019 (“COVID-19”) outbreak was labeled as a global pandemic by the World Health Organization and has since spread to most regions of the world. During March 2020, COVID-19 spread throughout the United States, and federal, state and local governments implemented significant actions to mitigate the public health crisis, including many state and local governments mandating shelter in place and stay at home orders, which required many businesses to close, except those deemed essential services. Additionally, the federal government implemented stringent travel restrictions. These actions resulted in a significant decline in airline travel and car usage, which negatively impacted the demand for refined products, such as gasoline and jet fuel, and consequently the demand for crude oil. In May 2020, many states began easing restrictions on businesses allowing them to reopen and operate under municipality mandated safety guidelines. However, in June 2020, increases in COVID-19 cases across the United States were reported and certain states have responded by re-imposing restrictions on many businesses. During this time, the demand for crude oil has continued to be depressed.

Nuverra and our customers are considered an essential business in every state that we operate. As a result, we have been able to continue performing our services in areas with virus related restrictions. Many areas that we operate in are relatively removed from high population areas and many of the job functions we perform can be completed with minimal personal contact. Any back office support staff that was able to work remotely from home has done so. In combination, these factors have resulted in minimal business interruptions during the first half of 2020.

Additionally, beginning in early March 2020, the global oil markets were negatively impacted by an oil supply conflict occurring when the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase crude production. The result was an oversupply of oil, which put downward pressure on the price of crude oil. The convergence of these events created a dramatic decline in the demand for oil.

The resulting impact to oil prices during the first half of 2020 was significant, with the price per barrel of West Texas Intermediate (“WTI”) crude oil plummeting 56% during March 2020. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of $14 per barrel in late March, including negative pricing for a short period and had an average price of $28 per barrel for the second quarter of 2020. The physical markets for crude oil showed signs of distress as spot prices were negatively impacted by the lack of available storage capacity. This significantly increased the volatility in oil prices. OPEC+ agreed in April 2020 to further cut production, which is anticipated to continue through at least July 2020. The effect of the production cuts began to ease storage supply issues and stabilize crude oil markets. WTI crude oil prices have steadily risen since May 2020 and were close to $40 per barrel at the end of June 2020. Despite the improvement in the crude oil markets, drilling and completion activity in the United States and our markets remains depressed.

While we experienced minimal impact in the first quarter of 2020, we experienced a significant decline in activity in the second quarter of 2020. We expect the significant decline in activity, coupled with downward pricing pressure to continue for the remainder of fiscal 2020. In anticipation of a meaningful and sustained decline in our revenues, during the first quarter of 2020, we implemented a number of initiatives to adjust our cost structure, including:

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

These initiatives are expected to reduce annual costs by approximately $11.0 million, and will allow us to be more competitive across all of our business operations. Additionally, we implemented a significant reduction in our capital expenditures budget. We continue to actively review our organizational structure, and we are evaluating additional steps to further enhance our cash flow generation capability.

Additionally, our liquidity may be negatively impacted depending on how quickly consumer demand and oil prices return to more normalized levels. A lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, inability to draw on amounts available under our $30.0 million senior secured revolving credit facility (the “Revolving Facility”) and our delayed draw under the Second Lien Term Loan (as defined below), the possible acceleration of or repayment of our outstanding debt, or a limited ability to refinance our debt.

While we are not able to estimate the full impact of the COVID-19 outbreak and oil price declines on our financial condition and future results of operations, we expect that this situation will have an adverse effect on our reported results for the remainder of fiscal 2020 and possibly beyond.

Other Trends Affecting Operating Results

We continue to monitor several industry trends in the shale basins in which we operate. Our results are affected by capital expenditures made by the exploration and production operators in the shale basins in which we operate. These capital expenditures determine the level of drilling and completion activity, which impacts the amount and volume of produced water, water for fracking, flowback water, drill cuttings and rental equipment requirements that create demand for our services. The primary drivers of these expenditures are current or anticipated prices of crude oil and natural gas. Prices trended lower during 2019 and continued to decline considerably during the first half of 2020. The average price per barrel of WTI crude oil was $28.00 for the three months ended June 30, 2020 as compared to $60.03 for the three months ended June 30, 2019. The average price of natural gas as measured by the Henry Hub Natural Gas Index was $1.70 for the three months ended June 30, 2020 compared to $2.57 for the three months ended June 30, 2019. See “Impact of COVID-19 and Oil Price Declines” above for further discussion.

The rapid drop in crude prices occurred primarily in March and April 2020. In May 2020, OPEC+ began cutting oil production, which began to positively impact crude prices. As a result, in June 2020 crude oil prices ranged between $35 and $40 per barrel, but prices were still below levels from earlier in 2020. The drop in crude prices had minimal impact on the first quarter of 2020 operating results as our customers had little time to adjust activity levels. However, our customers’ drilling and completion activity fell substantially during the second quarter of 2020, with many customers shutting in or lowering production as a result of spot crude prices falling below the cash costs of production in many basins and wells. Producers have shut-in production on a scale not seen in prior downturns and have been slower to bring wells back on line than anticipated. We expect crude oil prices to remain low for the foreseeable future, so we anticipate our customers’ crude or natural gas liquids drilling and completion activity to continue to operate at lower levels.

During June 2020, per the North Dakota Industrial Commission, approximately 28% of daily crude oil production in the Bakken shale region was estimated to have been shut-in, contributing to a reduction of approximately 405,000 barrels per day. The curtailed production dropped the volumes of produced water accordingly. This has had and will continue to have a dramatic negative effect on our produced water business in the Rocky Mountain division. Additionally, in early July 2020, a Unites States court ruling ordered the shutdown of the Dakota Access Pipeline (“DAPL”) over concerns on the environmental impact of the pipeline. The DAPL is a major transporter of oil volumes from the Bakken shale area. Although transport of product from the Bakken shale area historically has also occurred by rail and other means, which is a higher transportation cost than the DAPL, there can be no assurance that there will be sufficient future takeaway capacity. Though an appeals court has allowed the DAPL to continue to operate in the near term, the pending closure of the DAPL has customers cautious about returning to more normal business volumes and/or deferring capital expenditure projects until the litigation has been adjudicated. As a result, the recovery of the Rocky Mountain region will likely be slower than other oil producing basins.

The reduction in customer activity related to commodity prices most directly impacts our services that cater to drilling and completion activities. This includes fresh water transportation via lay flat hose, our rental equipment business and our landfill business in the Rocky Mountain region. Additionally, a portion of our trucking and salt water disposal business comes from completion-related flowback work; however, the majority of this business is derived from produced water transportation and disposal from existing wells. As such, we anticipate meaningful reductions in revenue and profitability for the remainder of fiscal 2020.

An additional important trend in recent years has been the focus of Wall Street and investors in the energy sector to encourage exploration and production operators to spend as a function of the cash flow they generate. Historically, as a result of accommodating debt and equity markets, exploration and production companies were able to spend in excess of the cash flow generated by the business. This shift in investor sentiment has brought increased capital discipline to exploration and production companies who are careful to make more selective capital allocation decisions. The drop during 2020 in underlying commodity prices, net of hedging activities, will impact our customers’ underlying cash flows and therefore their drilling plans. Additionally, following the drop in commodity prices and the impact of COVID-19, a number of our customers witnessed a material drop in their public stock prices and a number of our customers received debt rating downgrades. We believe this trend will make it more difficult for our customers to raise new sources of capital and therefore may further limit their ability to spend capital on future drilling and completion activities.

Lastly, during the first half of 2020, we have seen continued reuse and water sharing in the Northeast. Some of our customers are using produced and flowback water for fracking as they have determined it is more economical to transport produced water to sites than it is to dispose of the water. Operators are also sharing water with other operators to avoid disposal. This work still requires trucking services, but is generally shorter haul work done at an hourly rate which negatively impacts our revenues.

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

Results of Operations:

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	June 30,		Increase (Decrease)
	2020	2019	2020 versus 2019
Revenue:
Service revenue	$22,956	$41,238	$(18,282)	(44.3)%
Rental revenue	1,510	4,002	(2,492)	(62.3)%
Total revenue	24,466	45,240	(20,774)	(45.9)%
Costs and expenses:
Direct operating expenses	18,551	34,517	(15,966)	(46.3)%
General and administrative expenses	4,445	5,280	(835)	(15.8)%
Depreciation and amortization	7,156	9,277	(2,121)	(22.9)%
Impairment of long-lived assets	—	—	—	NM
Other, net	—	(6)	6	(100.0)%
Total costs and expenses	30,152	49,068	(18,916)	(38.6)%
Operating loss	(5,686)	(3,828)	1,858	(48.5)%
Interest expense, net	(1,116)	(1,297)	(181)	(14.0)%
Other income, net	38	152	(114)	(75.0)%
Reorganization items, net	—	13	(13)	(100.0)%
Loss before income taxes	(6,764)	(4,960)	1,804	(36.4)%
Income tax expense	(15)	(46)	(31)	(67.4)%
Net loss	$(6,779)	$(5,006)	$1,773	(35.4)%
NM - Percentages over 100% are not displayed.

Service Revenue

Service revenue consists of fees charged to customers for water transport services, disposal services and other service revenues associated with the drilling, completion, and ongoing production of shale oil and natural gas.

On a consolidated basis, service revenue for the three months ended June 30, 2020 was $23.0 million, down $18.3 million, or 44.3%, from $41.2 million in the prior year period. The decline was driven primarily by decreases in water transport services and disposal services in all three divisions. As the primary causes of the changes in service revenue are different for the various divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue consists of fees charged to customers for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup of equipment. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions.

Rental revenue for the three months ended June 30, 2020 was $1.5 million, down $2.5 million, or 62.3%, from $4.0 million in the prior year period due to lower utilization resulting from a significant decline in drilling and completion activity and return of rental equipment by our customers in the Rocky Mountain division due to lower commodity prices.

Direct Operating Expenses

The primary components of direct operating expenses are compensation costs, third-party hauling, fuel costs and repairs and maintenance costs.

Direct operating expenses for the three months ended June 30, 2020 decreased $16.0 million to $18.6 million from $34.5 million in the prior year period. The decrease is primarily attributable to lower activity levels in water transport services and disposal services and company-enacted cost cutting measures resulting in a decline in compensation costs, third-party hauling costs and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $4.4 million, down $0.8 million, or 15.8%, from $5.3 million in the three months ended June 30, 2019 due primarily to a decrease in compensation costs resulting from cost reduction initiatives implemented during 2020 partially offset by $0.8 million of costs related to a discontinued project.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2020 was $7.2 million, down 22.9% as compared to $9.3 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to impairment of long-lived assets, the sale of under-utilized or non-core assets and assets becoming fully depreciated partially offset by asset additions.

Impairment of Long-lived Asset

There were no impairment charges recorded during the three months ended June 30, 2020 and June 30, 2019, respectively.

Interest Expense, net

Interest expense, net during the three months ended June 30, 2020 was $1.1 million compared to $1.3 million in the prior year period. The decrease is primarily due to continued principal payments on the First and Second Lien Term Loans (as defined below).

Other Income, net

During the three months ended June 30, 2020, we had other income, net of $38.0 thousand compared to $152.0 thousand in the prior year period. The three months ended June 30, 2019 included a $0.1 million gain associated with the change in the fair value of the derivative warrant liability. There was no change in fair value of the derivative warrant liability during the three months ended June 30, 2020. We issued warrants with derivative features in connection with our chapter 11 filing in 2017. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.

Reorganization Items, net

Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations. For the three months ended June 30, 2019, these fees are primarily comprised of professional and insurance fees related to our 2017 chapter 11 filing. There were no reorganization items recorded during the three months ended June 30, 2020.

Income Taxes

Income tax expense for the three months ended June 30, 2020 was $15.0 thousand compared to income tax expense of $46.0 thousand for the three months ended June 30, 2019. The primary item impacting income taxes for the three months ended June 30, 2020 and June 30, 2019 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Three Months Ended June 30, 2020 and 2019

The following table shows operating results for each of our segments for the three months ended June 30, 2020 and 2019:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Three months ended June 30, 2020
Revenue	$12,222	$8,162	$4,082	$—	$24,466
Direct operating expenses	10,458	5,593	2,500	—	18,551
Operating loss	(2,634)	(397)	(404)	(2,251)	(5,686)

Three months ended June 30, 2019
Revenue	$28,993	$10,720	$5,527	$—	$45,240
Direct operating expenses	22,354	8,607	3,556	—	34,517
Operating income (loss)	1,126	(1,437)	(513)	(3,004)	(3,828)

Change
Revenue	$(16,771)	$(2,558)	$(1,445)	$—	$(20,774)
Direct operating expenses	(11,896)	(3,014)	(1,056)	—	(15,966)
Operating (loss) income	(3,760)	1,040	109	753	(1,858)

Rocky Mountain

The Rocky Mountain division has experienced a significant slowdown as compared to the prior year, as evidenced by the rig count declining 82%, from 55 at June 30, 2019 to 10 at June 30, 2020. In addition, some producers have shut-in wells due to the decline in oil price, which averaged $28.00 in the second quarter of 2020 versus an average of $60.03 for the same period in the prior year. Revenues for the Rocky Mountain division decreased by $16.8 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a decrease in water transport revenues from lower trucking volumes with third-party trucking activity being the most negatively impacted. While company-owned trucking activity is more levered to production water volumes, third-party trucking activity is more sensitive to drilling and completion activity, which has declined to historically low levels, thereby resulting in meaningful revenue reduction. Our rental and landfill businesses are our two service lines most levered to drilling activity, and therefore have declined by the highest percentage versus the prior period. Rental revenues decreased by 62% in the current year due to lower utilization resulting from a significant decline in drilling activity driving the return of rental equipment. Additionally, we experienced a 74% decrease in disposal volumes at our landfill as rigs working in the vicinity declined materially. Well shut-ins and lower completion activity led to a 48% decrease in average barrels per day disposed in our saltwater disposal wells during the current year, with water from producing wells continuing to maintain a base level of volume activity.

For the Rocky Mountain division, direct operating costs decreased by $11.9 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due primarily to lower activity levels for water transport services and disposal services and company cost cutting initiatives. The average number of drivers during the quarter decreased 25% from the prior year.

Northeast

Revenues for the Northeast division decreased by $2.6 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to decreases in both water transport services and disposal services. Natural gas prices, as measured by the Henry Hub Natural Gas Index, decreased 33.9% from an average of $2.57 for the three months ended June 30, 2019 to an average of $1.70 for the three months ended June 30, 2020, contributing to a 52% rig count reduction in the Northeast operating area, from 75 at June 30, 2019 to 36 at June 30, 2020. Additionally, as a result of the 53.4% decline in oil prices experienced during the period, many of our customers who had historically focused on production of liquids-rich wells reduced activity levels and shut-in some production in our operating area due to lower realized prices for these products. This led to lower activity levels for both water transport services and disposal services despite the relatively lower decrease in natural gas prices versus crude oil prices. In addition to reduced drilling and completion activity due to commodity prices, our customers continued the industry trend of water reuse during completion activities. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, total billable hours were down 11% from the prior year and pricing decreases also contributed to the decline. Disposal volumes decreased in our saltwater disposal wells resulting in a 15% decrease in average barrels per day.

For the Northeast division, direct operating costs decreased by $3.0 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to a combination of lower activity levels for water transport and disposal services as well as company cost cutting initiatives. The average number of drivers during the quarter decreased 22% from the prior year. Operating loss improved by $1.0 million over the prior year period due primarily to $0.3 million in lower depreciation and amortization expense and a $0.3 million decrease in general and administrative expenses due to headcount and compensation reductions.

Southern

The Southern division experienced the lowest revenue decline relative to the other business units, driven by its focus on servicing customers who are themselves focused on dry natural gas, which has experienced a relatively smaller impact from the 2020 downturn in commodity prices. Revenues for the Southern division decreased by $1.4 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due primarily to lower disposal well volumes, whether connected to the pipeline or not, resulting from an activity slowdown in the region, as evidenced by fewer rigs operating in the area. Rig count declined 44% in the area, from 62 at June 30, 2019 to 35 at June 30, 2020. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 12,471 barrels per day (or 39%) during the current year and volumes received in the disposal wells connected to the pipeline decreased by an average of 7,092 barrels per day (or 16%) during the current year.

For the Southern division, direct operating costs decreased by $1.1 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to lower activity levels for disposal services and water transport services. Operating loss decreased as compared to the prior year decreased $0.1 million as compared to the prior year primarily due to $0.3 million in lower depreciation and amortization expense.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended June 30, 2020 were $0.8 million lower than those reported for the three months ended June 30, 2019 due primarily to headcount and compensation reductions and a $0.2 million decrease in stock-based compensation expense.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Six Months Ended
	June 30,		Increase (Decrease)
	2020	2019	2020 versus 2019
Revenue:
Service revenue	$57,427	$80,239	$(22,812)	(28.4)%
Rental revenue	4,981	7,628	(2,647)	(34.7)%
Total revenue	62,408	87,867	(25,459)	(29.0)%
Costs and expenses:
Direct operating expenses	50,027	67,074	(17,047)	(25.4)%
General and administrative expenses	9,369	10,755	(1,386)	(12.9)%
Depreciation and amortization	15,145	18,412	(3,267)	(17.7)%
Impairment of long-lived assets	15,579	117	15,462	NM
Other, net	—	(6)	6	(100.0)%
Total costs and expenses	90,120	96,352	(6,232)	(6.5)%
Operating loss	(27,712)	(8,485)	19,227	NM
Interest expense, net	(2,276)	(2,718)	(442)	(16.3)%
Other income, net	180	177	3	1.7%
Reorganization items, net	—	(210)	(210)	(100.0)%
Loss before income taxes	(29,808)	(11,236)	18,572	NM
Income tax expense	(15)	(125)	(110)	(88.0)%
Net loss	$(29,823)	$(11,361)	$18,462	NM
NM - Percentages over 100% are not displayed.

Service Revenue

On a consolidated basis, service revenue for the six months ended June 30, 2020 was $57.4 million, down $22.8 million, or 28.4%, from $80.2 million in the prior year period. The decrease in service revenue is primarily due to decreases in water transport services and disposal services in all three divisions. As the primary causes of the changes in service revenue are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue
Rental revenue for the six months ended June 30, 2020 was $5.0 million, down $2.6 million as compared to the prior year period due primarily to lower utilization resulting from a significant decline in activity and return of rental equipment by our customers in the Rocky Mountain division.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2020 were $50.0 million, down $17.0 million from $67.1 million in the prior year period. The decrease is primarily attributable to lower activity levels in water transport services and disposal services and company-enacted cost cutting measures resulting in a decline in compensation costs, third-party hauling costs and fleet-related expenses, including fuel and maintenance and repair costs. (See “Segment Operating Results” below for further details on each division.)

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2020 amounted to $9.4 million, down $1.4 million from $10.8 million in the prior year period. The decrease was primarily due to a decrease in compensation costs resulting from cost reduction initiatives implemented during 2020 and a $0.8 million decrease in stock-based compensation expense partially offset by $0.8 million of costs related to a discontinued project.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2020 was $15.1 million, down $3.3 million from $18.4 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to impairment of long-lived assets, the sale of under-utilized or non-core assets and assets becoming fully depreciated partially offset by asset additions.
Impairment of long-lived assets
Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Due to the impacts of the outbreak of COVID-19 and the oil supply conflict between two major oil producing countries, there was a significant decline in oil prices during the first quarter of 2020, which resulted in a decrease in activities by our customers. As a result of these events, during the six months ended June 30, 2020, there were indicators that the carrying values of the assets associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable and as a result we recorded long-lived asset impairment charges of $15.0 million. We may face additional asset impairments in the future, along with other accounting charges, as demand for our services decreases in response to the COVID-19 pandemic and related factors.

Additionally, during 2020, certain property classified as held for sale in the Rocky Mountain division was evaluated for impairment based on an accepted offer received by the Company for the sale of the property. As a result of that offer, an impairment charge of $0.6 million was recorded during the six months ended June 30, 2020 to adjust the book value to match the fair value.

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

Other, net
During the six months ended June 30, 2019, we recorded a final adjustment to the accrued lease liabilities for the exit of the Eagle Ford Shale area that occurred during the first half of 2018 as further payments were not required.

Interest Expense, net
Interest expense, net during the six months ended June 30, 2020 was $2.3 million, or $0.4 million lower than the $2.7 million in the prior year period due to continued principal payments on the First and Second Lien Term Loans partially offset by additional finance leases as a result of heavy duty truck replacement project.
Other Income, net
Other income, net for the six months ended June 30, 2020 was $0.2 million, consistent with the prior year period. The six months ended June 30, 2019 included a $28.0 thousand gain associated with the change in the fair value of the derivative warrant liability. There was no change in fair value of the derivative warrant liability during the six months ended June 30, 2020. See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further details on the warrants.
Reorganization Items, net
Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations. For the six months ended June 30, 2019, these fees are primarily comprised of professional and insurance fees related to our 2017 chapter 11 filing. There were no reorganization items recorded during the six months ended June 30, 2020.
Income Taxes

Income tax expense for the six months ended June 30, 2020 was $15.0 thousand as compared to $0.1 million for the six months ended June 30, 2019. The primary item impacting income taxes for the six months ended June 30, 2020 and June 30, 2019 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.
Segment Operating Results: Six Months Ended June 30, 2020 and 2019
The following table shows operating results for each of our segments for the six months ended June 30, 2020 and 2019:

	Rocky Mountain	Northeast	Southern	Corp/Other	Total
Six months ended June 30, 2020
Revenue	$35,690	$17,956	$8,762	$—	$62,408
Direct operating expenses	30,009	13,964	6,054	—	50,027
Impairment of long-lived assets	12,183	—	3,396	—	15,579
Operating loss	(15,854)	(2,159)	(4,913)	(4,786)	(27,712)

Six months ended June 30, 2019
Revenue	$53,870	$22,560	$11,437	$—	$87,867
Direct operating expenses	42,182	18,322	6,570	—	67,074
Impairment of long-lived assets	—	117	—	—	117
Operating income (loss)	830	(2,939)	(176)	(6,200)	(8,485)

Change
Revenue	$(18,180)	$(4,604)	$(2,675)	$—	$(25,459)
Direct operating expenses	(12,173)	(4,358)	(516)	—	(17,047)
Impairment of long-lived assets	12,183	(117)	3,396	—	15,462
Operating (loss) income	(16,684)	780	(4,737)	1,414	(19,227)

Rocky Mountain

The Rocky Mountain division has experienced a significant slowdown as compared to the prior year, as evidenced by the rig count declining 82% from 55 at June 30, 2019 to 10 at June 30, 2020. In addition, some producers have shut-in wells due to the decline in oil price, which averaged $36.82 in the first half of 2020 versus an average of $57.53 for the same period in the prior year. Revenues for the Rocky Mountain division decreased by $18.2 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in water transport revenues from lower trucking volumes, with third-party trucking activity being the most negatively impacted. While company-owned trucking activity is more levered to production water volumes, third-party trucking activity is more sensitive to drilling and completion activity, which has declined to historically low levels, thereby resulting in meaningful revenue reduction. Our rental and landfill businesses are our two service lines most levered to drilling activity and therefore have declined by the highest percentage versus the prior period. Rental revenues decreased by 34% in the current year due to lower utilization resulting from a significant decline in drilling activity in the area driving the return of rental equipment. Additionally, we experienced a 37% decrease in disposal volumes at our landfill as rigs working in the vicinity declined materially. Well shut-ins and lower completion activity led to a 26% decrease in average barrels per day disposed in our saltwater disposal wells during the current year, with water from producing wells continuing to maintain a base level of volume activity.

For the Rocky Mountain division, direct operating costs decreased by $12.2 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due primarily to lower activity levels for water transport services and disposal services and company cost cutting initiatives. The average number of drivers during the quarter decreased 25% from the prior year. The Rocky Mountain division had a $15.9 million operating loss during the current year period, as opposed to $0.8 million in operating income in the prior year period, due primarily to a $12.2 million long-lived asset impairment charge (as previously discussed above in the consolidated results) partially offset by $2.3 million in lower depreciation and amortization expense.

Northeast

Revenues for the Northeast division decreased by $4.6 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to decreases in both disposal services and water transport services. Natural gas prices, as measured by the Henry Hub Natural Gas Index, decreased 33.9% from an average of $2.74 for the six months ended June 30, 2019 to an average of $1.81 for the six months ended June 30, 2020, contributing to a 52% rig count reduction in the Northeast operating area, from 75 at June 30, 2019 to 36 at June 30, 2020. Additionally, as a result of the 36.0% decline in oil prices experienced during the period, many of our customers who had historically focused on production of liquids-rich wells reduced activity levels and shut-in some production in our operating area due to lower realized prices for these products. This led to lower activity levels for both water transport services and disposal services despite the relatively lower decrease in natural gas prices versus crude oil prices. In addition to reduced drilling and completion activity due to commodity prices, our customers continued the industry trend of water reuse during completion activities. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. Disposal volumes decreased in our saltwater disposal wells resulting in a 15% decrease in average barrels per day. For our trucking services, total billable hours were down 7% from the prior year and pricing decreases also contributed to the decline.

For the Northeast division, direct operating costs decreased by $4.4 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to a combination of decreases in disposal and water transport services as well as company cost cutting initiatives. The average number of drivers during the quarter decreased 22% from the prior year. Operating loss improved by $0.8 million over the prior year period primarily due to a $0.5 million decrease in general and administrative expenses due to headcount and compensation reductions and $0.4 million in lower depreciation and amortization expense.

Southern

The Southern division experienced the lowest revenue decline relative to the other business units, driven by its focus on servicing customers who are themselves focused on dry natural gas, which has experienced a relatively smaller impact from the 2020 downturn in commodity prices. Revenues for the Southern division decreased by $2.7 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due primarily to lower disposal well volumes, whether connected to the pipeline or not, resulting from an activity slowdown in the region, as evidenced by fewer rigs operating in the area. Rig count declined 44% in the area, from 62 at June 30, 2019 to 35 at June 30, 2020. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 9,711 barrels per day (or 30%) during the current year and volumes received in the disposal wells connected to the pipeline decreased by an average of 8,609 barrels per day (or 18%) during the current year.

In the Southern division, direct operating costs decreased by $0.5 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to lower activity levels for water transport services and disposal services. The Southern division had $5.0 million in operating loss during the current year period, as opposed to a $0.2 million loss in the prior year period due primarily to a $3.4 million long-lived asset impairment charge (as previously discussed above in the consolidated results) partially offset by $0.6 million in lower depreciation and amortization expense.

Corporate/Other
The Corporate general and administrative costs for the six months ended June 30, 2020 were $1.4 million lower than the six months ended June 30, 2019 due primarily to a $0.8 million decrease in stock-based compensation expense and headcount and compensation reductions.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our sources of cash during the first half of 2020 have included cash generated by our operations, borrowings from the Revolving Facility, proceeds from our PPP Loan (as defined below) and asset sales. During the six months ended June 30, 2020 and June 30, 2019, net cash provided by operating activities was $9.8 million and $4.5 million, respectively, and net loss was $29.8 million and $11.4 million, respectively. As of June 30, 2020, our total indebtedness was $37.9 million and total liquidity was $23.0 million, consisting of $17.3 million of cash and available borrowings under the Revolving Facility and $5.7 million available as a delayed draw under the Second Lien Term Loan (as defined below). On July 13, 2020, the Company entered into an amendment of its $45.0 million First Lien Credit Agreement (the “First Lien Credit Agreement”), by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company, which includes among other terms and conditions, a prohibition on drawing on the Revolving Facility until the fixed charge coverage ratio (“FCCR”) is above the established ratio at 1.00 to 1.00. Due to the COVID-19 outbreak, there is uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. We have proactively taken steps to reduce costs and continue to look at our operating structure to find additional cost reduction opportunities as discussed in “Trends Affecting Our Operating Results”.

The amendment of the First Lien Credit Agreement entered into on July 13, 2020 extended the maturity date of our Revolving Facility and First Lien Term Loan from February 7, 2021 to May 15, 2022. Prior to executing the amendment, the maturity date of our Revolving Facility and $17.2 million first lien term loan (the “First Lien Term Loan”) was February 7, 2021, at which time we would have been required to repay the outstanding principal amount of the Revolving Facility and approximately $15.0 million of the First Lien Term Loan, together with interest accrued and unpaid thereon. On July 13, 2020, the Company also entered into an amendment of its Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”), which extended the maturity date from October 7, 2021 to November 15, 2022. See Note 18 in the notes to the consolidated financial statements for further discussion of the amendments.

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. Additionally, due to the COVID-19 outbreak, there has been a significant decline in oil and natural gas demand, which has negatively impacted our customers’ demand for our services, resulting in uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. We expect crude oil prices to remain low for the foreseeable future, so we anticipate our customers’ crude or natural gas liquids drilling and completion activity to continue to operate at lower levels. Due to the uncertainty of future oil and natural gas prices and the continued effects of the COVID-19 outbreak, there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

In order to mitigate these conditions, the Company has undertaken various initiatives in the first half of 2020 that management believes will positively impact our operations, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. We believe that as a result of the cost reduction initiatives undertaken in the first half of 2020, our cash flow from operations, together with cash on hand and other available liquidity, will provide sufficient liquidity to fund operations for at least the next twelve months.

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

The following table summarizes our sources and uses of cash for the six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Six Months Ended
	June 30,
Net cash provided by (used in):	2020	2019
Operating activities	$9,825	$4,454
Investing activities	(780)	(494)
Financing activities	1,038	(4,065)
Net change in cash, cash equivalents and restricted cash	$10,083	$(105)

Operating Activities

Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2020. The net loss, after adjustments for non-cash items, provided cash of $1.5 million, compared to $7.3 million in the corresponding 2019 period. Changes in operating assets and liabilities provided $8.3 million in cash primarily due to a decrease in accounts receivable partially offset by decreases in accounts payable and accrued liabilities. The non-cash items and other adjustments included long-lived asset impairment charges of $15.6 million, $15.1 million of depreciation and amortization, and stock-based compensation expense of $0.6 million, partially offset by a $0.3 million gain on the sale of assets.

Net cash provided by operating activities was $4.5 million for the six months ended June 30, 2019. The net loss, after adjustments for non-cash items, provided cash of $7.3 million. Changes in operating assets and liabilities used $2.8 million in cash primarily due to decreases in accounts payable and other accrued expenses. The non-cash items and other adjustments included $18.4 million of depreciation and amortization, stock-based compensation expense of $1.4 million, long-lived asset impairment charges of $0.1 million partially offset by a $1.7 million gain on the sale of assets.

Investing Activities

Net cash used in investing activities was $0.8 million for the six months ended June 30, 2020 and primarily consisted of $2.3 million of purchases of property, plant and equipment partially offset by $1.5 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of the disposition of two properties and under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet upgrades for water transport and disposal services.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2019 and primarily consisted of $5.0 million of purchases of property, plant and equipment, partially offset by $4.5 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our truck fleet for water transport services.

Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2020 and was primarily comprised of proceeds from the PPP Loan of $4.0 million partially offset by $1.9 million of payments on the First Lien Term Loan and Second Lien Term Loan and $1.1 million of payments on vehicle finance leases and other financing activities.

Net cash used in financing activities was $4.1 million for the six months ended June 30, 2019 and was primarily comprised of $31.4 million in cash payments for the $32.5 million bridge term loan, $2.5 million of payments on the First Lien Term Loan and Second Lien Term Loan and $1.2 million of payments on finance leases and other financing activities, partially offset by $31.1 million of proceeds received from the issuance of stock for the completed Rights Offering.

Capital Expenditures

Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Cash required for capital expenditures for the six months ended June 30, 2020 totaled $2.3 million compared to $5.0 million for the six months ended June 30, 2019. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $1.5 million and $4.5 million in the six months ended June 30, 2020 and 2019, respectively.

A portion of our transportation-related capital requirements are financed through finance leases (see Note 4 in the Notes to the Condensed Consolidated Financial Statements herein for further discussion of finance leases). We had $0.2 million and $6.7 million of equipment additions under finance leases during the six months ended June 30, 2020 and June 30, 2019, respectively.

We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale areas in which we operate. Due to the COVID-19 outbreak, we have implemented a significant reduction in our capital expenditures budget for fiscal 2020, as discussed above in "Trends Affecting Our Operating Results". Our planned capital expenditures for the remainder of 2020 could be financed through cash flow from operations, borrowings under the delayed draw of our Second Lien Term Loan, finance leases, other financing structures, or a combination of the foregoing.

Indebtedness

As of June 30, 2020, we had $37.9 million of indebtedness outstanding, consisting of $16.4 million under the First Lien Term Loan, $8.8 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Credit Agreement, dated August 7, 2017, by and among the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent, and the Company, $4.0 million under the PPP Loan, $0.5 million under the Direct Loan Security Agreement with PACCAR Financial Corp as the secured party, $0.2 million under the Equipment Term Loan (as defined below) and $8.0 million of finance leases for vehicle financings and real property leases.

Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a FCCR covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. On July 13, 2020, the Company entered into amendments of its First Lien Credit Agreement and Second Lien Term Loan Credit Agreement, which included among other terms and conditions, deferral of the measurement of the FCCR covenant until the second quarter of 2021. See Note 18 in the notes to the consolidated financial statements for further discussion of the amendments. As of June 30, 2020, we were in compliance with all covenants.

Equipment Term Loan

On November 20, 2019, we entered into a Retail Installment Contract (the “Equipment Term Loan”) with a secured party to finance $0.2 million of equipment. The Equipment Term Loan matures on November 2022, and shall be repaid in monthly installments of approximately $7 thousand beginning December 2019 and then each month thereafter, with interest accruing at an annual rate of 6.50%.

Paycheck Protection Program

On May 8, 2020, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, an indirect wholly-owned subsidiary of the Company (the “PPP Borrower”) received proceeds of a loan (the “PPP Loan”) from First International Bank & Trust (the “PPP Lender”) in the principal amount of $4.0 million. The PPP Loan is evidenced by a promissory note (the “Promissory Note”), dated May 8, 2020. The Promissory Note is unsecured, matures on May 8, 2022, bears interest at a rate of 1.00% per annum, and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (the “SBA”) under the CARES Act.

Under the terms of the PPP, up to the entire principal amount of the PPP Loan, and accrued interest, may be forgiven if the proceeds are used for certain qualifying expenses over the covered period as described in the CARES Act and applicable implementing guidance issued by the SBA, subject to potential reduction based on the level of full-time employees maintained by the organization during the covered period as compared to a baseline period.

In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to, (i) provisions relating to the maturity of PPP loans, (ii) the deferral period covering PPP loan payments and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after the date of the enactment of the Flexibility Act (“June 5, 2020”) and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement. As of the date of this filing, the Company has not approached the PPP Lender to request an extension of the maturity date from two years to five years. The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or 24 weeks.

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP, but no assurance can be given that the PPP Borrower will obtain forgiveness of the PPP Loan in whole or in part. As such, the Company has classified the PPP loan as debt and it is included in long-term debt on the condensed consolidated balance sheet.

With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the Promissory Note and cross-defaults on any other loan with the PPP Lender or other creditors. Upon a default under the

Promissory Note, including the non-payment of principal or interest when due, the obligations of the PPP Borrower thereunder may be accelerated. In the event the PPP Loan is not forgiven, the principal amount of $4.0 million shall be repaid at maturity.

The Company has obtained the consent of the lenders under each of the Credit Agreement and the Second Lien Term Loan Credit Agreement for the PPP Borrower to enter into and obtain the funds provided by the PPP Loan.

Off Balance Sheet Arrangements

As of June 30, 2020, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the six months ended June 30, 2020 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The coronavirus disease 2019 (“COVID-19”) outbreak emanating from China in December 2019 has impacted various businesses throughout the world. The outbreak was labeled as a global pandemic in March 2020 by the World Health Organization. Governments enacted significant actions to mitigate the public health crisis, including enacting travel restrictions, the extended shutdown of certain non-essential businesses and shelter in place/stay at home orders in many of the impacted geographic regions. Additionally, beginning in early March 2020, the global oil markets were negatively impacted by an oil supply conflict occurring when OPEC+ was initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a dramatic decline in the demand for oil coupled with the risk of a substantial increase in supply. The resulting negative impact to oil prices was significant with the price per barrel of West Texas Intermediate Crude Oil plummeting 56% during March 2020. WTI crude oil prices have steadily risen since May 2020 and have been between $35 to $40 per barrel since June 2020. Despite the improvement in the crude oil markets, drilling and completion activity remains depressed. Additionally, the pending closure of the Dakota Access Pipeline (“DAPL”) in the Rocky Mountain division has customers cautious about returning to more normal business volumes and/or deferring capital expenditure projects until the litigation has been adjudicated. The result has been a significant slowdown in the global economy, and together, this has contributed to a material reduction in consumer demand for oil, dramatically lower oil prices, and negatively impacted customer demand for our services. Our operations and financial results to date have been negatively impacted by this situation, and we expect this situation to have a significant adverse effect on our business, liquidity, reported results and financial condition for the remainder of 2020 and possibly beyond.

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

Additionally, our liquidity will be negatively impacted if consumer demand and oil prices do not return to normal levels. We may have to draw on amounts available under the Revolving Facility, which is unavailable until the FCCR is above the established ratio at 1.00 to 1.00, and our delayed draw under the Second Lien Term Loan and otherwise seek additional forms of financing to meet our financial obligations. Obtaining such financing is not guaranteed, and is largely dependent upon market conditions and other factors. The current environment may make it even more difficult to comply with our covenants and other restrictions in our credit facilities, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, inability to draw on amounts available under the Revolving Facility and our delayed draw under the Second Lien Term Loan, the possible acceleration of our outstanding debt, the exercise of certain remedies by our lenders, or a limited ability or inability to refinance our debt.

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

Customer payment delays of outstanding receivables and customer bankruptcies could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We often provide credit to our customers for our services, and we are therefore subject to the risk of our customers delaying or failing to pay outstanding invoices. Although we monitor individual customer financial viability in granting such credit arrangements and maintain reserves we believe are adequate to cover exposure for doubtful account, in weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our revolving credit facility or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

Some of our customers have entered bankruptcy proceedings in the past, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Customer bankruptcies could delay or in some cases eliminate our ability to collect accounts receivable that are outstanding at the time the customer enters bankruptcy proceedings. We are also at risk that we may be required to refund amounts collected from a customer during the period immediately prior to that customer’s bankruptcy filing, and the amount we ultimately collect from the customer’s bankruptcy estate may be significantly less. Customer bankruptcies may also reduce our availability under our revolving credit facility. Although we maintain reserves for potential customer credit losses, customer bankruptcies could result in unanticipated credit losses. As a result, if one or more of our customers enter bankruptcy proceedings, particularly our larger customers or those to whom we have greater credit exposure, it could have a material adverse impact on our liquidity, operating results and financial condition.

Our customers’ business depends on crude oil and natural gas transportation, processing, refining, and export systems, and disruptions impacting those systems could adversely impact our business.

The price our customers receive for crude oil and natural gas is significantly impacted by the cost, availability, proximity and capacity of gathering, pipeline and rail systems and centralized storage, processing, refining, and export facilities. The inadequacy or unavailability of capacity in these systems and facilities could result in the deferral or cancellation of drilling and completion activities, the shut-in of producing wells, the delay or discontinuance of development plans for properties, or higher operational costs for our customers. If our customers’ business operations are negatively impacted for these or other reasons, it likely would reduce customer demand for our services and negatively impact our business.

Certain shale basins, including the Bakken shale area in which our Rocky Mountain operating division is located, are particularly susceptible to increases in the cost of product transport and disruptions in transport capacity due to the long distance between the geographic area where production occurs and the locations of centralized storage, processing, refining and export facilities in other parts of the United States. Although additional pipeline infrastructure has generally increased takeaway capacity in the Bakken shale area in recent years, ongoing legal disputes regarding pipeline systems, including litigation regarding the DAPL which became commercially operational in 2017, have resulted in periodic shutdowns of significant portions of the basin’s pipeline takeaway capacity. Although transport of product from the Bakken shale area historically has also occurred by rail and other means, there can be no assurance that there will be sufficient future takeaway capacity. Any temporary or permanent reduction in pipeline takeaway capacity, or other constraints or disruptions impacting product transport by rail or other means, could harm our customers’ business operations and, as a result, significantly reduce the demand or pricing for our services in the impacted region. Any such reduction in demand or pricing could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

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

Exhibit Number	Description

10.1* †	First Amendment to Employment Agreement, dated April 6, 2020, between the Company and Charles K. Thompson

10.2* †	First Amendment to Employment Agreement, dated April 6, 2020, between the Company and Robert Fox

10.3 †	Employment Agreement, dated April 3, 2020, between the Company and Eric Bauer (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 9, 2020).

10.4
Promissory Note, dated as of May 8, 2020, by Badlands Power Fuels, LLC in favor of First International Bank & Trust (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on May 14, 2020).

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
(Registrant)

Date:	August 11, 2020

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Bauer
Name:	Eric Bauer
Title:	Executive Vice President and Interim Chief Financial Officer
(Principal Financial Officer)