Form 10-Q
period 2020-09-30
Nuverra Environmental Solutions, Inc.
filed 2020-11-10
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of October 30, 2020 was 15,772,420.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•the impact of the coronavirus disease 2019 ("COVID-19") pandemic and commodity market disruptions;

•future financial performance and growth targets or expectations;

•market and industry trends and developments, and

•the potential benefits of any financing transactions and any potential benefits from future merger, acquisition, disposition, and restructuring transactions.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured, and actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include, among others:

•the severity, magnitude and duration of the COVID-19 pandemic and commodity market disruptions;

•changes in commodity prices or general market conditions;

•fluctuations in consumer trends, pricing pressures, transportation costs, changes in raw material or labor prices or rates related to our business and changing regulations or political developments in the markets in which we operate;

•risks associated with our indebtedness, including changes to interest rates, decreases in our borrowing availability, our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including as a result of COVID-19 and oil price declines;

•the loss of one or more of our larger customers;

•delays in customer payment of outstanding receivables and customer bankruptcies;

•natural disasters, such as hurricanes, earthquakes and floods, pandemics (including COVID-19) or acts of terrorism, or extreme weather conditions, that may impact our business locations, assets, including wells or pipelines, distribution channels, or which otherwise disrupt our or our customers’ operations or the markets we serve;

•disruptions impacting crude oil and natural gas transportation, processing, refining, and export systems, including litigation regarding the Dakota Access Pipeline;

•our ability to attract and retain key executives and qualified employees in strategic areas of our business;

•our ability to attract and retain a sufficient number of qualified truck drivers;

•the unfavorable change to credit and payment terms due to changes in industry condition or our financial condition, which could constrain our liquidity and reduce availability under our revolving credit facility;

•higher than forecasted capital expenditures to maintain and repair our fleet of trucks, tanks, pipeline, equipment and disposal wells;

•control of costs and expenses;

•changes in customer drilling, completion and production activities, operating methods and capital expenditure plans, including impacts due to low oil and/or natural gas prices, shut-in production, decline in operating drilling rigs, closures or pending closures of third-party pipelines or the economic or regulatory environment;

•risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuation in the trading prices of our common stock;

•risks and uncertainties associated with the outcome of an appeal of the order confirming our previously completed plan of reorganization;

•risks associated with the reliance on third-party analyst and expert market projections and data for the markets in which we operate that is utilized in our strategy;

•present and possible future claims, litigation or enforcement actions or investigations;

•risks associated with changes in industry practices and operational technologies;

•risks associated with the operation, construction, development and closure of salt water disposal wells, solids and liquids transportation assets, landfills and pipelines, including access to additional locations and rights-of-way, permitting and licensing, environmental remediation obligations, unscheduled delays or inefficiencies and reductions in volume due to micro- and macro-economic factors or the availability of less expensive alternatives;

•the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets;

•changes in economic conditions in the markets in which we operate or in the world generally, including as a result of political uncertainty;

•reduced demand for our services due to regulatory or other influences related to extraction methods such as hydraulic fracturing, shifts in production among shale areas in which we operate or into shale areas in which we do not currently have operations, and shifts to reuse of water in completion activities;

•the unknown future impact of changes in laws and regulation on waste management and disposal activities, including those impacting the delivery, storage, collection, transportation, and disposal of waste products, as well as the use or reuse of recycled or treated products or byproducts;

•risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and natural gas extraction businesses, particularly relating to water usage, and the disposal and transportation of liquid and solid wastes; and

•other risks identified in this Quarterly Report or referenced from time to time in our filings with the United States Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$13,469	$4,788
Restricted cash	—	922
Accounts receivable, net of allowance for doubtful accounts of $1.0 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively	15,955	26,493
Inventories	2,846	3,177
Prepaid expenses and other receivables	3,405	3,264
Other current assets	—	231
Assets held for sale	778	2,664
Total current assets	36,453	41,539
Property, plant and equipment, net of accumulated depreciation of $110.7 million and $98.0 million at September 30, 2020 and December 31, 2019, respectively	157,274	190,817
Operating lease assets	1,762	2,886
Equity investments	35	39
Intangibles, net	303	640
Other assets	109	178
Total assets	$195,936	$236,099
Liabilities and Shareholders’ Equity
Accounts payable	$4,008	$5,633
Accrued and other current liabilities	9,639	10,064
Current portion of long-term debt	6,153	6,430
Total current liabilities	19,800	22,127
Long-term debt	27,882	30,005
Noncurrent operating lease liabilities	1,416	1,457
Deferred income taxes	131	91
Long-term contingent consideration	500	500
Other long-term liabilities	7,828	7,487
Total liabilities	57,557	61,667
Commitments and contingencies
Shareholder's equity:
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 15,833 shares issued and 15,772 outstanding at September 30, 2020, and 15,781 shares issued and 15,735 outstanding at December 31, 2019)	158	158
Additional paid-in capital	338,564	337,628
Treasury stock (60 shares and 46 shares at September 30, 2020 and December 31, 2019, respectively)	(477)	(436)
Accumulated deficit	(199,866)	(162,918)
Total shareholders' equity	138,379	174,432
Total liabilities and equity	$195,936	$236,099
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$22,666	$38,862	$80,093	$119,101
Rental revenue	1,130	4,236	6,111	11,864
Total revenue	23,796	43,098	86,204	130,965
Costs and expenses:
Direct operating expenses	19,022	34,297	69,049	101,371
General and administrative expenses	4,084	4,774	13,453	15,529
Depreciation and amortization	6,821	8,928	21,966	27,340
Impairment of long-lived assets	—	120	15,579	237
Other, net	—	(4)	—	(10)
Total costs and expenses	29,927	48,115	120,047	144,467
Operating loss	(6,131)	(5,017)	(33,843)	(13,502)
Interest expense, net	(1,014)	(1,279)	(3,290)	(3,997)
Other income, net	20	280	200	457
Reorganization items, net	—	10	—	(200)
Loss before income taxes	(7,125)	(6,006)	(36,933)	(17,242)
Income tax expense	—	(46)	(15)	(171)
Net loss	$(7,125)	$(6,052)	$(36,948)	$(17,413)

Loss per common share:
Net loss per basic common share	$(0.45)	$(0.39)	$(2.34)	$(1.11)

Net loss per diluted common share	$(0.45)	$(0.39)	$(2.34)	$(1.11)

Weighted average shares outstanding:
Basic	15,771	15,715	15,762	15,657
Diluted	15,771	15,715	15,762	15,657
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2020	15,781	$158	$337,628	(46)	$(436)	$(162,918)	$174,432
Issuance of common stock to employees	40	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(14)	(41)	—	(41)
Stock-based compensation	—	—	290	—	—	—	290
Net loss	—	—	—	—	—	(23,044)	(23,044)
Balance at March 31, 2020	15,821	158	337,918	(60)	(477)	(185,962)	151,637
Stock-based compensation	—	—	322	—	—	—	322
Net loss	—	—	—	—	—	(6,779)	(6,779)
Balance at June 30, 2020	15,821	158	338,240	(60)	(477)	(192,741)	145,180
Issuance of common stock to employees and directors	12	—	—	—	—	—	—
Stock-based compensation	—	—	324	—	—	—	324
Net loss	—	—	—	—	—	(7,125)	(7,125)
Balance at September 30, 2020	15,833	$158	$338,564	(60)	$(477)	$(199,866)	$138,379

Balance at January 1, 2019	12,233	$122	$303,463	—	$—	$(107,158)	$196,427
Adjustment due to adoption of ASC 842, Leases	—	—	—	—	—	(823)	(823)
Issuance of common stock for Rights Offering	3,382	34	32,141	—	—	—	32,175
Issuance of common stock to employees	97	1	(1)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(34)	(373)	—	(373)
Stock-based compensation	—	—	852	—	—	—	852
Net loss	—	—	—	—	—	(6,355)	(6,355)
Balance at March 31, 2019	15,712	157	336,455	(34)	(373)	(114,336)	221,903
Issuance of common stock to employees	34	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(3)	(29)	—	(29)
Stock-based compensation	—	—	563	—	—	—	563
Net loss	—	—	—	—	—	(5,006)	(5,006)
Balance at June 30, 2019	15,746	157	337,018	(37)	(402)	(119,342)	217,431
Issuance of common stock to employees	30	1	(1)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(9)	(34)	—	(34)
Stock-based compensation	—	—	325	—	—	—	325
Net loss	—	—	—	—	—	(6,052)	(6,052)
Balance at September 30, 2019	15,776	$158	$337,342	(46)	$(436)	$(125,394)	$211,670

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(36,948)	$(17,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,966	27,340
Amortization of debt issuance costs, net	95	287
Stock-based compensation	936	1,740
Impairment of long-lived assets	15,579	237
Gain on disposal of property, plant and equipment	(384)	(1,828)
Bad debt recoveries	(129)	(65)
Change in fair value of derivative warrant liability	—	(32)
Deferred income taxes	40	204
Other, net	567	322
Changes in operating assets and liabilities:
Accounts receivable	10,667	412
Prepaid expenses and other receivables	(141)	(689)
Accounts payable and accrued liabilities	(892)	(7,240)
Other assets and liabilities, net	568	1,320
Net cash provided by operating activities	11,924	4,595
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	1,596	4,826
Purchases of property, plant and equipment	(2,802)	(7,341)
Net cash used in investing activities	(1,206)	(2,515)
Cash flows from financing activities:
Payments on First and Second Lien Term Loans	(5,496)	(3,600)
Proceeds from Revolving Facility	101,182	139,661
Payments on Revolving Facility	(101,182)	(139,661)
Proceeds from PPP Loan	4,000	—
Payments on Bridge Term Loan	—	(31,382)
Proceeds from the issuance of stock	—	31,057
Payments on finance leases and other financing activities	(1,463)	(1,701)
Net cash used in financing activities	(2,959)	(5,626)
Change in cash, cash equivalents and restricted cash	7,759	(3,546)
Cash and cash equivalents, beginning of period	4,788	7,302
Restricted cash, beginning of period	922	656
Cash, cash equivalents and restricted cash, beginning of period	5,710	7,958
Cash and cash equivalents, end of period	13,469	3,028
Restricted cash, end of period	—	1,384
Cash, cash equivalents and restricted cash, end of period	$13,469	$4,412

	Nine Months Ended
	September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,603	$3,263
Cash paid for taxes, net	249	201
Property, plant and equipment purchases in accounts payable	403	—
Common stock issued to settle Bridge Term Loan	—	1,118

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

On July 13, 2020, the Company entered into an amendment of its First Lien Credit Agreement, which includes among other terms and conditions, a prohibition on drawing on the Revolving Facility until the fixed charge coverage ratio (“FCCR”) is above the established ratio at 1.00 to 1.00. As such, beginning June 30, 2020, the Company no longer records amounts to restricted cash until such time the Company meets the established FCCR and has drawn on the Revolving Facility. See Note 10 for further discussion of the amendment.

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

In order to mitigate these conditions, the Company has undertaken various initiatives during 2020 that management believes will positively impact our operations, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. In addition, on July 13, 2020, the Company entered into amendments of its First Lien Credit Agreement and Second Lien Term Loan Credit Agreement, dated August 7, 2017, by and among the lenders party thereto, Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”), and the Company (the “Second Lien Term Loan Credit Agreement”), which extended the maturity dates of its First Lien Term Loan and Revolving Facility from February 7, 2021 to May 15, 2022, and extended the maturity date of its Second Lien Term Loan Credit Agreement from October 7, 2021 to November 15, 2022. We believe that as a result of the cost reduction initiatives and the extension of the maturity dates of our credit agreements, our cash flow from operations, together with cash on hand and other available liquidity, will provide sufficient liquidity to fund operations for at least the next twelve months.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40). ASU No. 2020-06 simplifies the accounting for certain convertible instruments, amends the guidance for the derivatives scope exception for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The standard may be adopted using either a retrospective or modified retrospective method. The new standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We do not expect the adoption of the new standard to have a material effect on our consolidated financial statements.

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

Contract Assets

During 2019, we recorded a contract asset as a result of a contract modification for disposal services. The contract asset has been fully collected as of September 30, 2020. The contract asset is included in “Other current assets” on the condensed consolidated balance sheets. The change in contract asset balance for the nine months ended September 30, 2020 and September 30, 2019 was as follows:

	2020	2019
Balance at the beginning of the period (January 1)	$231	$—
Balance at the end of the period (September 30)	—	386
Increase/(decrease)	$(231)	$386

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three months ended September 30, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$8,165	$5,613	$2,299	$—	$16,077
Disposal Services	1,380	2,634	1,624	—	5,638
Other Revenue	660	266	25	—	951
Total Service Revenue	10,205	8,513	3,948	—	22,666

Rental Revenue	1,103	27	—	—	1,130

Total Revenue	$11,308	$8,540	$3,948	$—	$23,796

	Three months ended September 30, 2019
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$17,446	$7,413	$1,986	$—	$26,845
Disposal Services	4,452	2,696	2,434	—	9,582
Other Revenue	1,936	428	71	—	2,435
Total Service Revenue	23,834	10,537	4,491	—	38,862

Rental Revenue	4,162	68	6	—	4,236

Total Revenue	$27,996	$10,605	$4,497	$—	$43,098

	Nine months ended September 30, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$31,128	$18,746	$6,680	$—	$56,554
Disposal Services	6,769	6,648	5,922	—	19,339
Other Revenue	3,091	1,007	102	—	4,200
Total Service Revenue	40,988	26,401	12,704	—	80,093

Rental Revenue	6,010	95	6	—	6,111

Total Revenue	$46,998	$26,496	$12,710	$—	$86,204

	Nine months ended September 30, 2019
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$51,603	$22,681	$8,196	$—	$82,480
Disposal Services	13,669	9,293	7,579	—	30,541
Other Revenue	4,953	985	142	—	6,080
Total Service Revenue	70,225	32,959	15,917	—	119,101

Rental Revenue	11,641	206	17	—	11,864

Total Revenue	$81,866	$33,165	$15,934	$—	$130,965

Water Transport Services

The majority of our revenues are from the removal and disposal of produced water and flowback water originating from oil and natural gas wells or the transportation of fresh water and produced water to customer sites for use in drilling and hydraulic fracturing activities by trucks or through temporary or permanent water transfer pipelines. Water transport rates for trucking are based upon either a fixed fee per barrel or upon an hourly rate. Revenue is recognized once the water has been transported, or over time, based upon the number of barrels transported or disposed of, or at the agreed upon hourly rate, depending upon the customer contract. Contracts for the use of our water disposal pipeline are priced at a fixed fee per disposal barrel transported, with revenues recognized over time from when the water is injected into our pipeline until the transport is complete. Water transport services are all generally completed within 24 hours with no remaining performance obligation outstanding at the end of each month.

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

Most of our leases have remaining lease terms of one year to 20 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $2.5 million under the residual value guarantees, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost (a)	General and administrative expenses	$464	$848	$1,813	$2,301
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	526	743	1,689	1,968
Interest on lease liabilities	Interest expense, net	137	127	426	367
Variable lease cost	General and administrative expenses	626	1,003	2,222	3,124
Sublease income	Other income, net	(38)	(8)	(70)	(81)
Total net lease cost		$1,715	$2,713	$6,080	$7,679

(a)     Includes short-term leases, which represented $0.1 million and $0.3 million of the balance for the three months ended September 30, 2020 and September 30, 2019, respectively, and $0.3 million and $0.7 million of the balance for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	September 30, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$1,762	$2,886
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	6,667	8,202
Total leased assets		$8,429	$11,088

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$348	$1,442
Finance lease liabilities	Current portion of long-term debt	1,363	1,443
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,416	1,457
Finance lease liabilities	Long-term debt	6,516	7,341
Total lease liabilities		$9,643	$11,683

(a)     Finance lease assets are recorded net of accumulated amortization of $3.3 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively.

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	45.5	25.1
Finance leases	3.5	4.3

Weighted-average discount rate:
Operating leases	9.99%	8.51%
Finance leases	6.76%	6.77%

	Nine Months Ended
	September 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,813	$2,301
Operating cash flows from finance leases	426	367
Financing cash flows from finance leases	1,082	1,265

Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Leased assets obtained in exchange for new finance lease liabilities	349	8,014

Maturities of lease liabilities are as follows:

	September 30, 2020
	Operating Leases (a)	Finance Leases (b)
Remainder of 2020	$276	$466
2021	466	1,866
2022	325	1,832
2023	200	3,447
2024	190	383
Thereafter	6,717	1,486
Total lease payments	8,174	9,480
Less amount representing executory costs (c)	—	—
Net lease payments	8,174	9,480
Less amount representing interest	(6,410)	(1,601)
Present value of total lease liabilities	1,764	7,879
Less current lease liabilities	(348)	(1,363)
Long-term lease liabilities	$1,416	$6,516

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

Note 5 - Equity

Rights Offering

On January 2, 2019, we received the aggregate cash proceeds of $31.4 million from an offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). We sold an aggregate of 3,381,894 shares of common stock at a purchase price of $9.61 per share in the Rights Offering. Additionally, one of the backstop parties elected to satisfy the backstop commitment by converting $1.1 million of the $32.5 million bridge loan (“Bridge Term Loan”) to common stock. The aggregate cash proceeds from the Rights Offering were used to repay the remaining $31.4 million balance of the Bridge Term Loan, satisfying the obligations under the Bridge Term Loan Credit Agreement, entered October 5, 2018 (the “Bridge Term Loan Credit Agreement”), with the lenders party thereto and Wilmington as administrative agent. Immediately after the issuance of the 3,381,894 shares for the Rights Offering, which commenced on January 2, 2019, the Company had 15,614,981 common shares outstanding.

Other Equity Issuances

During the nine months ended September 30, 2020, we issued common stock for our stock-based compensation program, which is discussed further in Note 13.

Note 6 - Earnings Per Common Share

Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2020 and September 30, 2019, no shares of common stock underlying restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted net loss per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator: Net loss	$(7,125)	$(6,052)	$(36,948)	$(17,413)

Denominator:
Weighted average shares—basic	15,771	15,715	15,762	15,657
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	15,771	15,715	15,762	15,657

Loss per common share:
Net loss per basic common share	$(0.45)	$(0.39)	$(2.34)	$(1.11)

Net loss per diluted common share	$(0.45)	$(0.39)	$(2.34)	$(1.11)

Anti-dilutive stock-based awards excluded:	422	580	409	516

Note 7 - Intangible Assets

Intangible assets consist of the following:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$540	$(326)	$214	4.9
Trade name	799	(710)	89	0.3
Total intangible assets	$1,339	$(1,036)	$303	3.5

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$554	$(269)	$285	5.0
Trade name	799	(444)	355	1.0
Total intangible assets	$1,353	$(713)	$640	2.8

The disposal permits are related to the Rocky Mountain, Northeast and Southern divisions. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Amortization expense was $0.1 million and $0.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Note 8 - Assets Held for Sale and Impairment

Impairment Charges

Impairment charges of $15.6 million and $0.2 million were recorded during the nine months ended September 30, 2020 and September 30, 2019, respectively. Impairment charges of $0.1 million were recorded during the three months ended September 30, 2019. No impairment charges were recorded during the three months ended September 30, 2020.

Assets Held for Sale

During the nine months ended September 30, 2020, certain property classified as “Assets held for sale” on the condensed consolidated balance sheet located in the Rocky Mountain division was re-evaluated for impairment based on an accepted offer from a buyer that indicated fair value of the real property was lower than its net book value, and impairment charges of $0.6 million were recorded during the nine months ended September 30, 2020, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations.

During 2019, management approved plans to sell real properties located in both the Northeast and Rocky Mountain divisions. As a result, management began to actively market the properties, which were expected to sell within one year. In accordance with applicable accounting guidance, the real property was recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the condensed consolidated balance sheet during the three and nine months ended September 30, 2019. As the fair value of the real property reclassified as held for sale in the Rocky Mountain and Northeast divisions was lower than its net book value, impairment charges of $0.1 million and $0.2 million were recorded during the three and nine months ended September 30, 2019, respectively, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. Of the impairment charges recorded during the nine months ended September 30, 2019, $0.1 million related to the Northeast division and $0.1 million related to the Rocky Mountain division.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During 2020, there has been a significant decline in oil prices due to the impacts of the outbreak of COVID-19 and the oil supply conflict between two major oil producing countries, which resulted in a decrease in activities by our customers. As a result of these events, we determined that there were indicators that the carrying value of our assets may not be recoverable.

Our impairment review during the nine months ended September 30, 2020 concluded that the carrying values of the assets associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable as the carrying value exceeded our estimate of future undiscounted cash flows for these asset groups. As a result, we recorded an impairment charge of $15.0 million during the nine months ended September 30, 2020 as the carrying value exceeded fair value, which is included in “Impairment of long-lived assets” on our condensed consolidated statements of operations. The fair value of the assets associated with the landfill and trucking equipment asset groups was determined using discounted estimated future cash flows (Level 3 in the fair value hierarchy). Of the impairment charges recorded during the nine months ended September 30, 2020, $11.6 million related to the Rocky Mountain division and $3.4 million related to the Southern division.

Note 9 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued payroll and employee benefits	$2,302	$1,837
Accrued insurance	2,546	2,569
Accrued legal	81	295
Accrued taxes	1,371	695
Accrued interest	210	179
Accrued operating costs	2,503	2,653
Accrued other	278	394
Current operating lease liabilities	348	1,442
Total accrued and other current liabilities	$9,639	$10,064

Note 10 - Debt

Debt consisted of the following at September 30, 2020 and December 31, 2019:

			September 30, 2020	December 31, 2019
	Interest Rate	Maturity Date	Carrying Value of Debt (j)	Carrying Value of Debt (j)
Revolving Facility (a)	6.25%	May 2022	$—	$—
First Lien Term Loan (b)	8.25%	May 2022	13,038	18,008
Second Lien Term Loan (c)	11.00%	Nov. 2022	8,487	9,013
PPP Loan (d)	1.00%	May 2022	4,000	—
Vehicle Term Loan (e)	5.27%	Dec. 2021	453	725
Equipment Term Loan (f)	6.50%	Nov. 2022	178	—
Finance leases (g)	6.76%	Various	7,879	8,784
Total debt			34,035	36,530
Debt issuance costs presented with debt			—	(95)
Total debt, net			34,035	36,435
Less: current portion of long-term debt (h)			(6,153)	(6,430)
Long-term debt			$27,882	$30,005
_____________________

(a)    The interest rate presented represents the interest rate as of September 30, 2020 on the Revolving Facility.

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

(g)     Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.76%, which mature in varying installments between 2020 and 2029.

(h)    The principal payments due within one year for the First Lien Term Loan, Second Lien Term Loan, Vehicle Term Loan, Equipment Term Loan and finance leases are included in current portion of long-term debt as of September 30, 2020.

(i)     The debt issuance costs as of December 31, 2019 resulted from the amendment to the First Lien Term Loan, done in connection with our acquisition of Clearwater Three, LLC, Clearwater Five, LLC, and Clearwater Solutions, LLC.

(j)    Our Revolving Facility, First Lien Term Loan, Second Lien Term Loan, Vehicle Term Loan, Equipment Term Loan and finance leases bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

See below for a discussion of material changes and developments in our debt and its principal terms from those described in Note 12 to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

Indebtedness

As of September 30, 2020, we had $34.0 million of indebtedness outstanding, consisting of $13.0 million under the First Lien Term Loan, $8.5 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Credit Agreement, $4.0 million under the PPP Loan, $0.5 million under the Direct Loan Security Agreement (the “Vehicle Term Loan”) with PACCAR Financial Corp as the secured party, $0.2 million under the Equipment Term Loan and $7.9 million of finance leases for vehicle financings and real property leases.

Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a minimum liquidity covenant and a FCCR covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. On July 13, 2020, the Company entered into amendments of its First Lien Credit Agreement and Second Lien Term Loan Credit Agreement, which included among other terms and conditions, deferral of the measurement of the FCCR covenant until the second quarter of 2021. As of September 30, 2020, we were in compliance with all covenants.

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

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and applied for forgiveness of the PPP Loan during September 2020 in accordance with the terms of the PPP, but no assurance can be given that the PPP Borrower will obtain forgiveness of the PPP Loan in whole or in part. As such, the Company has classified the PPP loan as debt and it is included in long-term debt on the condensed consolidated balance sheet.

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

Amendment to First Lien Credit Agreement

On July 13, 2020, the Company entered into the Third Amendment to First Lien Credit Agreement (the “Third Amendment to First Lien Credit Agreement”) with the First Lien Credit Agreement Lenders and Credit Agreement Agent, which further amends the First Lien Credit Agreement. The Third Amendment to First Lien Credit Agreement amends the First Lien Credit Agreement to extend the maturity date from February 7, 2021 to May 15, 2022. In connection with the Third Amendment to First Lien Credit Amendment, the Company repaid $2.5 million of the outstanding principal amount of the term loans under the First Lien Credit Agreement on July 13, 2020.

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

Amendment to Second Lien Credit Agreement

On July 13, 2020, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment to Second Lien Credit Agreement”) with the lenders party thereto and Wilmington, as administrative agent, which amends the Second Lien Term Loan Credit Agreement to extend the maturity date from October 7, 2021 to November 15, 2022.

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

The following table shows the warrant activity for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended
	September 30,
	2020	2019
Outstanding at the beginning of the period	118	118
Issued	—	—
Exercised	—	—
Outstanding at the end of the period	118	118

The fair value of our derivative warrant liability was $354 at December 31, 2019. There was no change in the fair value at September 30, 2020.

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

Note 12 - Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Current income tax benefit (expense)	$—	$46	$(30)	$33
Deferred income tax (expense) benefit	—	(92)	15	(204)
Total income tax expense	$—	$(46)	$(15)	$(171)

We recorded no income tax expense or benefit during the three months ended September 30, 2020. As a result, the effective tax rate for the three months ended September 30, 2020 was 0.0%. The effective tax rate for the nine months ended September 30, 2020 was 0.0%. The effective tax rates for the three and nine months ended September 30, 2020 differ from the federal statutory rate of 21.0%, and the difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three and nine months ended September 30, 2019 was (0.8)%, and (1.0)%, respectively, which differed from the federal statutory rate of 21.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

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

In light of our continued ordinary losses, at September 30, 2020 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near (0.1)% for the remainder of 2020.

Note 13 - Stock-Based Compensation

The Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”) is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of September 30, 2020, approximately 771,000 shares were available for issuance under the Incentive Plan.

The 2018 Restricted Stock Plan for Directors (the “Director Plan”) provides for the grant of restricted stock to the non-employee directors of the Company. The Director Plan limits the shares that may be issued thereunder to 100,000 shares of common stock. As of September 30, 2020, no shares were remaining available for issuance under the Director Plan.

The total grants awarded under both the Incentive Plan and the Director Plan during the three and nine months ended September 30, 2020 and September 30, 2019 are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock grants (1)	—	—	75	142
Total grants in the period	—	—	75	142

(1)    Includes restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

The total stock-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock (1)	$324	$325	$936	$1,740
Total expense	$324	$325	$936	$1,740
(1)    Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

At September 30, 2020, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $0.4 million and is expected to be recognized over a weighted average period of 0.3 years.

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

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 did not include any accruals for environmental matters.

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

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of September 30, 2020. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

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

Note 17 - Segments

We evaluate business segment performance based on income (loss) before income taxes exclusive of corporate general and administrative costs and interest expense, which are not allocated to the segments. Our business is comprised of three operating divisions, which we consider to be operating and reportable segments of our operations: (1) the Rocky Mountain division comprising the Bakken Shale area, (2) the Northeast division comprising the Marcellus and Utica Shale areas and (3) the Southern division comprising the Haynesville Shale area. Corporate/Other includes certain corporate costs and certain other corporate assets.

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended September 30, 2020
Revenue	$11,308	$8,540	$3,948	$—	$23,796
Direct operating expenses	9,700	6,405	2,917	—	19,022
General and administrative expenses	836	460	194	2,594	4,084
Depreciation and amortization	2,810	2,514	1,486	11	6,821
Operating loss	(2,038)	(839)	(649)	(2,605)	(6,131)
Loss before income taxes	(2,203)	(945)	(698)	(3,279)	(7,125)

Nine months ended September 30, 2020
Revenue	$46,998	$26,496	$12,710	$—	$86,204
Direct operating expenses	39,709	20,369	8,971	—	69,049
General and administrative expenses	3,849	1,528	704	7,372	13,453
Depreciation and amortization	9,149	7,597	5,201	19	21,966
Operating loss	(17,892)	(2,998)	(5,562)	(7,391)	(33,843)
Loss before income taxes	(18,244)	(3,324)	(5,718)	(9,647)	(36,933)

As of September 30, 2020
Total assets	$60,730	$57,218	$63,279	$14,709	$195,936
Total assets held for sale	—	—	—	778	778

Three months ended September 30, 2019
Revenue	$27,996	$10,605	$4,497	$—	$43,098
Direct operating expenses	22,023	8,750	3,524	—	34,297
General and administrative expenses	1,377	647	72	2,678	4,774
Depreciation and amortization	4,191	2,667	2,063	7	8,928
Operating income (loss)	285	(1,459)	(1,158)	(2,685)	(5,017)
Income (loss) before income taxes	136	(1,355)	(1,215)	(3,572)	(6,006)

Nine months ended September 30, 2019
Revenue	$81,866	$33,165	$15,934	$—	$130,965
Direct operating expenses	64,205	27,072	10,094	—	101,371
General and administrative expenses	3,629	2,222	825	8,853	15,529
Depreciation and amortization	12,797	8,152	6,359	32	27,340
Operating income (loss)	1,115	(4,398)	(1,334)	(8,885)	(13,502)
Income (loss) before income taxes	819	(4,510)	(1,500)	(12,051)	(17,242)

As of December 31, 2019
Total assets (a)	$93,504	$64,023	$70,841	$7,731	$236,099
Total assets held for sale	1,751	135	—	778	2,664
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

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of September 30, 2020, we had 243 employees in the Rocky Mountain division.

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

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown, West Virginia, Somerset and Wellsboro, Pennsylvania, and Cadiz, Ohio. Additionally, we operate a corporate support office near Pittsburgh, Pennsylvania. As of September 30, 2020, we had 192 employees in the Northeast division.

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

Disposal Services

We manage a network of 13 owned and leased salt water disposal wells with current capacity of approximately 23 thousand barrels of water per day, and permitted capacity of approximately 29 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.

Southern Division

The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Houston, Texas. As of September 30, 2020, we had 63 employees in the Southern division.

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

Disposal Services

We manage a network of 7 owned and leased salt water disposal wells that are not connected to our pipeline with current capacity of approximately 32 thousand barrels of water per day, and permitted capacity of approximately 100 thousand barrels of water per day, in the Southern division.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Southern division. These assets include tanks and winch trucks used in drilling and completion activities.

Trends Affecting Our Operating Results

COVID-19 Pandemic and Oil Price Declines

The outbreak of the novel coronavirus (“COVID-19”) in the first quarter of 2020 and its continued spread across the globe in the second and third quarters of 2020 has resulted, and is likely to continue to result, in significant economic disruption, including reduction in energy demand and commodity price volatility that adversely impacted the Company’s business. Beginning in the first quarter of 2020, federal, state and local governments implemented significant actions to mitigate the public health crisis, including shelter-in-place orders, business closures and capacity limits, quarantines, travel restrictions, executive orders and similar restrictions intended to control the spread of COVID-19. Over the second and third quarters of 2020, many of these restrictions have been adjusted based on the severity of the COVID-19 outbreak in particular communities, sometimes resulting in an easing of restrictions while other times resulting in a reinstatement or tightening of restrictions. As a result, the economy has been marked by significant uncertainty, and changes in travel patterns have resulted in a generally reduced demand for refined products, such as gasoline and jet fuel, and consequently a reduction in the demand for crude oil. The uncertainty of the ongoing COVID-19 pandemic has continued to impact travel patterns and generally depress market demand for crude oil.

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

The convergence of the COVID-19 pandemic and oil supply conflict created a dramatic decline in the demand and price of crude oil. The resulting impact to oil prices during the first half of 2020 was significant, with the price per barrel of West Texas Intermediate (“WTI”) crude oil plummeting 56% during March 2020. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of $9 per barrel in late April, including negative pricing for one day in April. The physical markets for crude oil showed signs of distress as spot prices were negatively impacted by the lack of available storage capacity. This significantly increased the volatility in oil prices. OPEC+ agreed in April 2020 to cut production, which began in May 2020 and could continue through December 2020. The effect of the production cuts began to ease storage supply issues and stabilize crude oil markets. WTI crude oil prices began to steadily rise during May 2020, and since June 2020, prices have been above $35 per barrel. Despite the improvement in the crude oil markets, there continues to be an oversupply of crude oil, and drilling and completion activity in the United States and our markets remains depressed.

While we experienced minimal impact in the first quarter of 2020, we experienced a significant decline in activity during the second and third quarters of 2020. We expect the significant decline in activity, coupled with downward pricing pressure to continue for the remainder of fiscal 2020 and beyond. In anticipation of a meaningful and sustained decline in our revenues, during the first quarter of 2020, we implemented a number of initiatives to adjust our cost structure, including:

•Adjusted salaries for all exempt and non-exempt non-contracted employees between 10% and 20%;
•Headcount reduction of approximately 100 employees, including changes made earlier in the first quarter of 2020;
•Reduced Chief Executive Officer’s salary by 25%, Chief Operating Officer salary by 20% and two other executives’ salaries between 10% and 20%;
•Reduced the compensation program for the non-employee Board of Directors by 25%;
•Materially scaled back operations in two completions-related businesses and closed one location; and
•Reduced other non-critical operating expenses.

These initiatives are expected to reduce annual costs and will allow us to be more competitive across all of our business operations. Additionally, we implemented a significant reduction in our capital expenditures budget. We continue to actively review our organizational structure, and we are evaluating additional steps to further enhance our cash flow generation capability.

Our liquidity may be negatively impacted depending on how quickly consumer demand and oil prices return to more normalized levels. A lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, which could lead to reduced liquidity, an event of default, inability to access amounts available under our delayed draw under the Second Lien Term Loan (as defined below) and our $30.0 million senior secured revolving credit facility (the “Revolving Facility”), and the possible acceleration of or repayment of our outstanding debt, or a limited ability to refinance our debt. On July 13, 2020, we entered into an amendment of our $45.0 million First Lien Credit Agreement (the “First Lien Credit Agreement”), by and among the lenders party thereto (the “First Lien Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent, and the Company, which includes among other terms and conditions, a prohibition on drawing on the Revolving Facility until the fixed charge coverage ratio (“FCCR”) is above the established ratio at 1.00 to 1.00.

While we are not able to estimate the full impact of the COVID-19 outbreak and oil price declines on our financial condition and future results of operations, we expect that this situation will have an adverse effect on our reported results for the remainder of fiscal 2020 and beyond.

Other Trends Affecting Operating Results

We continue to monitor several industry trends in the shale basins in which we operate. Our results are affected by capital expenditures made by the exploration and production operators in the shale basins in which we operate. These capital expenditures determine the level of drilling and completion activity, which impacts the amount and volume of produced water, water for fracking, flowback water, drill cuttings and rental equipment requirements that create demand for our services. The primary drivers of these expenditures are current or anticipated prices of crude oil and natural gas. Prices trended lower during 2019 and continued to decline considerably during the first nine months of 2020. The average price per barrel of WTI crude oil was $40.89 for the three months ended September 30, 2020 as compared to $56.34 for the three months ended September 30, 2019. The average price per million Btu of natural gas as measured by the Henry Hub Natural Gas Index was $2.00 for the three months ended September 30, 2020 compared to $2.38 for the three months ended September 30, 2019. See “COVID-19 Pandemic and Oil Price Declines” above for further discussion.

The rapid drop in crude prices occurred primarily in March and April 2020. In May 2020, OPEC+ began cutting oil production, which began to positively impact crude prices. Since June 2020, crude oil prices have ranged between $35 and $43 per barrel, but prices were still below levels from earlier in 2020. The drop in crude prices had minimal impact on the first quarter of 2020 operating results as our customers had little time to adjust activity levels. However, our customers’ drilling and completion activity fell substantially beginning in the second quarter of 2020, with many customers shutting in or lowering production as a result of spot crude prices falling below the cash costs of production in many basins and wells. Producers have shut-in production on a scale not seen in prior downturns and have been slower to bring wells back on line than anticipated. We expect crude oil prices to remain low for the foreseeable future, so we anticipate our customers’ crude or natural gas liquids drilling and completion activity to continue to operate at lower levels.

During June 2020, per the North Dakota Industrial Commission, approximately 28% of daily crude oil production in the Bakken shale region was estimated to have been shut-in, contributing to a reduction of approximately 405,000 barrels per day. The curtailed production dropped the volumes of produced water accordingly. This has had and will continue to have a dramatic negative effect on our produced water business in the Rocky Mountain division. Additionally, in early July 2020, a Unites States court ruling ordered the shutdown of the Dakota Access Pipeline (“DAPL”) over concerns on the environmental impact of the pipeline. The DAPL is a major transporter of oil volumes from the Bakken shale area. Although transport of product from the Bakken shale area historically has also occurred by rail and other means, which is a higher transportation cost than the DAPL, there can be no assurance that there will be sufficient future takeaway capacity. An appeals court has allowed the DAPL to continue to operate in the near term, until at least the end of 2020, at which point a federal court will be prepared to rule. The pending closure of the DAPL has customers cautious about returning to more normal business volumes and/or deferring capital expenditure projects until the litigation has been adjudicated. As a result, the recovery of the Rocky Mountain division will likely be slower than other oil producing basins.

The reduction in customer activity related to commodity prices most directly impacts our services that cater to drilling and completion activities. This includes fresh water transportation via lay flat hose, our rental equipment business and our landfill business in the Rocky Mountain division. Additionally, a portion of our trucking and salt water disposal business comes from completion-related flowback work; however, the majority of this business is derived from produced water transportation and disposal from existing wells. As such, we anticipate meaningful reductions in revenue and profitability for the remainder of fiscal 2020.

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

Lastly, during the first nine months of 2020, we have seen continued reuse and water sharing in the Northeast. Some of our customers are using produced and flowback water for fracking as they have determined it is more economical to transport produced water to sites than it is to dispose of the water. Operators are also sharing water with other operators to avoid disposal. This work still requires trucking services, but is generally shorter haul work done at an hourly rate which negatively impacts our revenues.

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

Results of Operations:

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	2020 versus 2019
Revenue:
Service revenue	$22,666	$38,862	$(16,196)	(41.7)%
Rental revenue	1,130	4,236	(3,106)	(73.3)%
Total revenue	23,796	43,098	(19,302)	(44.8)%
Costs and expenses:
Direct operating expenses	19,022	34,297	(15,275)	(44.5)%
General and administrative expenses	4,084	4,774	(690)	(14.5)%
Depreciation and amortization	6,821	8,928	(2,107)	(23.6)%
Impairment of long-lived assets	—	120	(120)	(100.0)%
Other, net	—	(4)	4	(100.0)%
Total costs and expenses	29,927	48,115	(18,188)	(37.8)%
Operating loss	(6,131)	(5,017)	1,114	(22.2)%
Interest expense, net	(1,014)	(1,279)	(265)	(20.7)%
Other income, net	20	280	(260)	(92.9)%
Reorganization items, net	—	10	(10)	(100.0)%
Loss before income taxes	(7,125)	(6,006)	1,119	(18.6)%
Income tax expense	—	(46)	(46)	(100.0)%
Net loss	$(7,125)	$(6,052)	$1,073	(17.7)%

Service Revenue

Service revenue consists of fees charged to customers for water transport services, disposal services and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas.

On a consolidated basis, service revenue for the three months ended September 30, 2020 was $22.7 million, down $16.2 million, or 41.7%, from $38.9 million in the prior year period. The decline was driven primarily by decreases in water transport services in the Rocky Mountain and Northeast divisions and lower disposal services in all three divisions partially offset by an increase in water transport services in the Southern division. As the primary causes of the changes in service revenue are different for the various divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue consists of fees charged to customers for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup of equipment. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions.

Rental revenue for the three months ended September 30, 2020 was $1.1 million, down $3.1 million, or 73.3%, from $4.2 million in the prior year period due to a significant decline in drilling and completion activity and lower commodity prices, which resulted in lower utilization and the return of rental equipment by our customers in the Rocky Mountain division.

Direct Operating Expenses

The primary components of direct operating expenses are compensation, third-party hauling, fuel and repairs and maintenance costs.

Direct operating expenses for the three months ended September 30, 2020 decreased $15.3 million to $19.0 million from $34.3 million in the prior year period. The decrease is primarily attributable to lower activity levels in water transport services and disposal services and company-enacted cost cutting measures resulting in a decline in compensation costs, third-party hauling costs and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $4.1 million, down $0.7 million, or 14.5%, from $4.8 million in the three months ended September 30, 2019 due primarily to a decrease in compensation costs resulting from broad employee wage reductions and layoffs partially offset by $0.5 million of transaction fees during 2020 associated with the credit agreements.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2020 was $6.8 million, down 23.6% as compared to $8.9 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to impairment of long-lived assets during 2020, the sale of under-utilized or non-core assets and assets becoming fully depreciated partially offset by asset additions.

Impairment of Long-lived Asset

There were no impairment charges recorded during the three months ended September 30, 2020.

During the three months ended September 30, 2019, management approved plans to sell real property located in the Rocky Mountain division. The real property qualified to be classified as held for sale and as a result was recorded at the lower of net book value or fair value less costs to sell, which resulted in a long-lived asset impairment charge of $0.1 million for the real property in the Rocky Mountain division.

Other, net

During the three months ended September 30, 2019, we recorded a final adjustment to the accrued lease liability for the Mississippian exit in 2015 as further payment was not required.

Interest Expense, net

Interest expense, net during the three months ended September 30, 2020 was $1.0 million compared to $1.3 million in the prior year period. The decrease is primarily due to continued principal payments on the First and Second Lien Term Loans (as defined below) and lower overall effective interest rates on our outstanding debt.

Other Income, net

During the three months ended September 30, 2020, we had other income, net of $20 thousand compared to $280 thousand in the prior year period. Other income, net during the three months ended September 30, 2019 primarily comprised of $0.2 million of insurance proceeds for business interruption coverage.

Reorganization Items, net

Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations. For the three months ended September 30, 2019, these fees are primarily comprised of professional and legal fees related to our 2017 chapter 11 filing. There were no reorganization items recorded during the three months ended September 30, 2020.

Income Taxes

No income tax expense or benefit was recorded for the three months ended September 30, 2020 as compared to income tax expense of $46 thousand for the three months ended September 30, 2019. The primary item impacting income taxes for the three months ended September 30, 2019 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Three Months Ended September 30, 2020 and 2019

The following table shows operating results for each of our segments for the three months ended September 30, 2020 and 2019:

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Three months ended September 30, 2020
Revenue	$11,308	$8,540	$3,948	$—	$23,796
Direct operating expenses	9,700	6,405	2,917	—	19,022
Operating loss	(2,038)	(839)	(649)	(2,605)	(6,131)

Three months ended September 30, 2019
Revenue	$27,996	$10,605	$4,497	$—	$43,098
Direct operating expenses	22,023	8,750	3,524	—	34,297
Operating income (loss)	285	(1,459)	(1,158)	(2,685)	(5,017)

Change
Revenue	$(16,688)	$(2,065)	$(549)	$—	$(19,302)
Direct operating expenses	(12,323)	(2,345)	(607)	—	(15,275)
Operating (loss) income	(2,323)	620	509	80	(1,114)

Rocky Mountain

The Rocky Mountain division has experienced a significant slowdown as compared to the prior year, as evidenced by the rig count declining 81%, from 53 at September 30, 2019 to 10 at September 30, 2020. In addition, many producers have shut-in wells due to the decline in WTI crude oil price per barrel, which averaged $40.89 in the third quarter of 2020 versus an average of $56.34 for the same period in the prior year. Revenues for the Rocky Mountain division decreased by $16.7 million, or 60%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a $9.3 million, or 53%, decrease in water transport revenues from lower trucking volumes. Third-party trucking revenue decreased 73%, or $4.1 million, and revenue from company-owned trucking revenue declined 37%, or $4.0 million. Average total billable hours were down 28% compared to the prior year. While company-owned trucking activity is more levered to production water volumes, third-party trucking activity is more sensitive to drilling and completion activity, which has declined to historically low levels, thereby resulting in meaningful revenue reduction coupled with an increase in competition for this service that has put pressure on trucking rates. Our rental and landfill businesses are our two service lines most levered to drilling activity, and therefore have declined by the highest percentage versus the prior period. Rental revenues decreased by 74%, or $3.1 million, in the current year due to lower utilization resulting from a significant decline in drilling activity driving the return of rental equipment. Our landfill revenues decreased 95%, or $1.0 million, compared to the prior year due primarily to a 95% decrease in disposal volumes at our landfill as rigs working in the vicinity declined materially. Our salt water disposal well revenue decreased $2.0 million, or 61%, compared to the prior year as well shut-ins and lower completion activity led to a 48% decrease in average barrels per day disposed during the current year, with water from producing wells continuing to maintain a base level of volume activity.

For the Rocky Mountain division, direct operating costs decreased by $12.3 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due primarily to lower activity levels for water transport services and disposal services and company cost cutting initiatives resulting in a decline in compensation costs, third-party hauling costs and fleet-related expenses, including fuel and maintenance and repair costs. The average number of drivers during the quarter decreased 27% from the prior year.

Northeast

Revenues for the Northeast division decreased by $2.1 million, or 19%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to decreases in water transport services. Natural gas prices per million Btu, as measured by the Henry Hub Natural Gas Index, decreased 16.0% from an average of $2.38 for the three months ended September 30, 2019 to an average of $2.00 for the three months ended September 30, 2020, contributing to a 57% rig count reduction in the Northeast operating area, from 75 at September 30, 2019 to 32 at September 30, 2020. Additionally, as a result of the 27.4% decline in WTI crude oil prices compared to the prior year, many of our customers who had historically focused on production of liquids-rich wells continued to reduce activity levels and shut-in some production in our operating area due to lower realized prices for these products. This led to lower activity levels for water transport services despite the relatively lower decrease in natural gas prices versus crude oil prices. In addition to reduced drilling and completion activity due to commodity prices, our customers continued the industry trend of water reuse during completion activities. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, total billable hours were down 14% from the prior year, which was partially offset by a 6% improvement in driver utilization. Disposal volumes increased in our salt water disposal wells resulting in a 7% increase in average barrels per day partially offset by lower revenue per barrel.

For the Northeast division, direct operating costs decreased by $2.3 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to a combination of lower activity levels for water transport services as well as company cost cutting initiatives resulting in a decline in compensation costs and fleet-related expenses, including fuel and maintenance and repair costs. The average number of drivers during the quarter decreased 25% from the prior year. Operating loss improved by $0.6 million over the prior year period due primarily to $0.2 million in lower depreciation and amortization expense and a $0.2 million decrease in general and administrative expenses due to headcount and compensation reductions.

Southern

The Southern division experienced the lowest revenue decline relative to the other business units, driven by its focus on servicing customers who are themselves focused on dry natural gas, which has experienced a relatively smaller impact from the 2020 downturn in commodity prices. Revenues for the Southern division decreased by $0.5 million, or 12%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was due primarily to lower disposal well volumes, whether connected to the pipeline or not, resulting from an activity slowdown in the region, as evidenced by fewer rigs operating in the area as well as lower revenue per barrel. Rig count declined 28% in the area, from 50 at September 30, 2019 to 36 at September 30, 2020. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 7,337 barrels per day (or 31%) during the current year and volumes received in the disposal wells connected to the pipeline decreased by an average of 4,439 barrels per day (or 11%) during the current year.

For the Southern division, direct operating costs decreased by $0.6 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to lower activity levels for disposal services resulting in a decline in fleet-related expenses, including fuel and maintenance and repair costs and compensation costs. Operating loss improved by $0.5 million as compared to the prior year primarily due to $0.6 million in lower depreciation and amortization expense.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended September 30, 2020 were $0.1 million lower than those reported for the three months ended September 30, 2019 due primarily to a decrease in compensation costs resulting from cost reduction initiatives implemented during 2020 partially offset by $0.5 million of transaction fees during 2020 associated with the credit agreements.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Nine Months Ended
	September 30,		Increase (Decrease)
	2020	2019	2020 versus 2019
Revenue:
Service revenue	$80,093	$119,101	$(39,008)	(32.8)%
Rental revenue	6,111	11,864	(5,753)	(48.5)%
Total revenue	86,204	130,965	(44,761)	(34.2)%
Costs and expenses:
Direct operating expenses	69,049	101,371	(32,322)	(31.9)%
General and administrative expenses	13,453	15,529	(2,076)	(13.4)%
Depreciation and amortization	21,966	27,340	(5,374)	(19.7)%
Impairment of long-lived assets	15,579	237	15,342	NM
Other, net	—	(10)	10	(100.0)%
Total costs and expenses	120,047	144,467	(24,420)	(16.9)%
Operating loss	(33,843)	(13,502)	20,341	NM
Interest expense, net	(3,290)	(3,997)	(707)	(17.7)%
Other income, net	200	457	(257)	(56.2)%
Reorganization items, net	—	(200)	(200)	(100.0)%
Loss before income taxes	(36,933)	(17,242)	19,691	NM
Income tax expense	(15)	(171)	(156)	(91.2)%
Net loss	$(36,948)	$(17,413)	$19,535	NM

NM - Percentages over 100% are not displayed.

Service Revenue

On a consolidated basis, service revenue for the nine months ended September 30, 2020 was $80.1 million, down $39.0 million, or 32.8%, from $119.1 million in the prior year period. The decline in service revenue is primarily due to decreases in water transport services and disposal services in all three divisions. As the primary causes of the changes in service revenue are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue for the nine months ended September 30, 2020 was $6.1 million, down $5.8 million as compared to the prior year period due primarily to a significant decline in drilling and completion activity and lower commodity prices, which resulted in lower utilization and the return of rental equipment by our customers in the Rocky Mountain division.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2020 were $69.0 million, down $32.3 million from $101.4 million in the prior year period. The decrease is primarily attributable to lower activity levels in water transport services and disposal services and company-enacted cost cutting measures resulting in a decline in third-party hauling costs, compensation costs, and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 amounted to $13.5 million, down $2.1 million from $15.5 million in the prior year period. The decrease was primarily due to a decrease in compensation costs resulting from broad employee wage reductions and layoffs and a $0.8 million decrease in stock-based compensation expense partially offset by $0.5 million of transaction fees during 2020 associated with the credit agreements.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2020 was $22.0 million, down $5.4 million from $27.3 million in the prior year period. The decrease is primarily attributable to lower depreciable asset base due to impairment of long-lived assets during 2020, the sale of under-utilized or non-core assets and assets becoming fully depreciated partially offset by asset additions.

Impairment of long-lived assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Due to the impacts of the outbreak of COVID-19 and the oil supply conflict between two major oil producing countries, there was a significant decline in oil prices during the first quarter of 2020, which resulted in a decrease in activities by our customers. As a result of these events, during the nine months ended September 30, 2020, there were indicators that the carrying values of the assets associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable and as a result we recorded long-lived asset impairment charges of $15.0 million. We may face additional asset impairments in the future, along with other accounting charges, as demand for our services decreases in response to the COVID-19 pandemic and related factors.

Additionally, during 2020, certain property classified as held for sale in the Rocky Mountain division was evaluated for impairment based on an accepted offer received by the Company for the sale of the property. As a result of that offer, an impairment charge of $0.6 million was recorded during the nine months ended September 30, 2020 to adjust the book value to match the fair value.

During 2019, management approved plans to sell real property located in the Northeast and Rocky Mountain divisions. The real property qualified to be classified as held for sale and as a result was recorded at the lower of net book value or fair value less costs to sell, which resulted in a long-lived asset impairment charge of $0.2 million during the nine months ended September 30, 2019.

Other, net

During the nine months ended September 30, 2019, we recorded final adjustments to the accrued lease liabilities for both the Eagle Ford exit and the Mississippian exit in 2015 as further payments were not required.

Interest Expense, net

Interest expense, net during the nine months ended September 30, 2020 was $3.3 million, or $0.7 million lower than the $4.0 million in the prior year period. The decrease is primarily due to continued principal payments on the First and Second Lien Term Loans (as defined below) and lower overall effective interest rates on our outstanding debt.

Other Income, net

Other income, net for the nine months ended September 30, 2020 was $0.2 million compared to $0.5 million in the prior year period. The decrease is primarily due to $0.2 million of insurance proceeds during 2019 for business interruption coverage.

Reorganization Items, net

Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the condensed consolidated statements of operations. For the nine months ended September 30, 2019, these fees are primarily comprised of professional and legal fees related to our 2017 chapter 11 filing. There were no reorganization items recorded during the nine months ended September 30, 2020.

Income Taxes

Income tax expense for the nine months ended September 30, 2020 was $15 thousand as compared to $0.2 million for the nine months ended September 30, 2019. The primary item impacting income taxes for the nine months ended September 30, 2020 and September 30, 2019 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Nine Months Ended September 30, 2020 and 2019

The following table shows operating results for each of our segments for the nine months ended September 30, 2020 and 2019:

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Nine months ended September 30, 2020
Revenue	$46,998	$26,496	$12,710	$—	$86,204
Direct operating expenses	39,709	20,369	8,971	—	69,049
Impairment of long-lived assets	12,183	—	3,396	—	15,579
Operating loss	(17,892)	(2,998)	(5,562)	(7,391)	(33,843)

Nine months ended September 30, 2019
Revenue	$81,866	$33,165	$15,934	$—	$130,965
Direct operating expenses	64,205	27,072	10,094	—	101,371
Impairment of long-lived assets	120	117	—	—	237
Operating income (loss)	1,115	(4,398)	(1,334)	(8,885)	(13,502)

Change
Revenue	$(34,868)	$(6,669)	$(3,224)	$—	$(44,761)
Direct operating expenses	(24,496)	(6,703)	(1,123)	—	(32,322)
Impairment of long-lived assets	12,063	(117)	3,396	—	15,342
Operating (loss) income	(19,007)	1,400	(4,228)	1,494	(20,341)

Rocky Mountain

The Rocky Mountain division experienced a significant slowdown as compared to the prior year, as evidenced by the rig count declining 81% from 53 at September 30, 2019 to 10 at September 30, 2020. In addition, some producers have shut-in wells due to the decline in WTI crude oil price per barrel, which averaged $38.04 in the first nine months of 2020 versus an average of $57.04 for the same period in the prior year. Revenues for the Rocky Mountain division decreased by $34.9 million, or 43% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a $20.5 million, or 40%, decrease in water transport revenues from lower trucking volumes. Third-party trucking revenue decreased 67%, or $12.3 million, and revenue from company-owned trucking revenue declined 22%, or $7.0 million. Average total billable hours were down 17% compared to the prior year. While company-owned trucking activity is more levered to production water volumes, third-party trucking activity is more sensitive to drilling and completion activity, which has declined to historically low levels, thereby resulting in meaningful revenue reduction. Our rental and landfill businesses are our two service lines most levered to drilling activity, and therefore have declined by the highest percentage versus the prior period. Rental revenues decreased by 48%, or $5.6 million, in the current year due to lower utilization resulting from a significant decline in drilling activity driving the return of rental equipment. Our landfill revenues decreased 55%, or $2.3 million, compared to the prior year primarily due to a 53% decrease in disposal volumes at our landfill as rigs working in the vicinity declined materially. Our salt water disposal well revenue decreased $4.6 million, or 49%, compared to the prior year as well shut-ins and lower completion activity led to a 34% decrease in average barrels per day disposed during the current year, with water from producing wells continuing to maintain a base level of volume activity.

For the Rocky Mountain division, direct operating costs decreased by $24.5 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due primarily to lower activity levels for water transport services and disposal services resulting in a decline in third-party hauling costs, compensation costs that are also impacted by company cost cutting initiatives, and fleet-related expenses, including fuel and maintenance and repair costs. The average number of drivers during the quarter decreased 27% from the prior year. The Rocky Mountain division had a $17.9 million operating loss during the current year period, as opposed to $1.1 million in operating income in the prior year period, due primarily to a $12.2 million long-lived asset impairment charge (as previously discussed above in the consolidated results) and lower activity levels for water transport services and disposal services partially offset by $3.6 million in lower depreciation and amortization expense.

Northeast

Revenues for the Northeast division decreased by $6.7 million, or 20%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to decreases in water transport services of $3.9 million, or 17%, and disposal services of $2.6 million, or 29%. Natural gas prices per million Btu, as measured by the Henry Hub Natural Gas Index, decreased 28.6% from an average of $2.62 for the nine months ended September 30, 2019 to an average of $1.87 for the nine months ended September 30, 2020, contributing to a 57% rig count reduction in the Northeast operating area, from 75 at September 30, 2019 to 32 at September 30, 2020. Additionally, as a result of the 33.3% decline in WTI crude oil prices experienced during the period, many of our customers who had historically focused on production of liquids-rich wells reduced activity levels and shut-in some production in our operating area due to lower realized prices for these products. This led to lower activity levels for both water transport services and disposal services despite the relatively lower decrease in natural gas prices versus crude oil prices. In addition to reduced drilling and completion activity due to commodity prices, our customers continued the industry trend of water reuse during completion activities. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, total billable hours were down 10% from the prior year and pricing decreases also contributed to the decline, which was partially offset by a 7% improvement in driver utilization. Disposal volumes decreased in our salt water disposal wells resulting in a 7% decrease in average barrels per day.

For the Northeast division, direct operating costs decreased by $6.7 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to a combination of lower activity levels for water transport services and disposal services as well as company cost cutting initiatives resulting in a decline in compensation costs and fleet-related expenses, including fuel costs. The average number of drivers during the quarter decreased 25% from the prior year. Operating loss improved by $1.4 million over the prior year period primarily due to a $0.7 million decrease in general and administrative expenses due to headcount and compensation reductions and $0.6 million in lower depreciation and amortization expense.

Southern

Revenues for the Southern division decreased by $3.2 million, or 20%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was due primarily to lower disposal well volumes, whether connected to the pipeline or not, resulting from an activity slowdown in the region, as evidenced by fewer rigs operating in the area as well as lower revenue per barrel. Rig count declined 28% in the area, from 50 at September 30, 2019 to 36 at September 30, 2020. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 8,974 barrels per day (or 30%) during the current year and volumes received in the disposal wells connected to the pipeline decreased by an average of 7,252 barrels per day (or 16%) during the current year.

In the Southern division, direct operating costs decreased by $1.1 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to lower activity levels for disposal services and water transport services. The Southern division had $5.6 million in operating loss during the current year period, as opposed to a $1.3 million loss in the prior year period due primarily to a $3.4 million long-lived asset impairment charge (as previously discussed above in the consolidated results) and $1.2 million in lower depreciation and amortization expense.

Corporate/Other

The Corporate general and administrative costs for the nine months ended September 30, 2020 were $1.5 million lower than the nine months ended September 30, 2019 due primarily to headcount and compensation reductions and a $0.8 million decrease in stock-based compensation expense partially offset by $0.5 million of transaction fees during 2020 associated with the credit agreements.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our sources of cash during the nine months ended September 30, 2020 have included cash generated by our operations, proceeds from our PPP Loan (as defined below) and asset sales. During the nine months ended September 30, 2020 and September 30, 2019, net cash provided by operating activities was $11.9 million and $4.6 million, respectively, and net loss was $36.9 million and $17.4 million, respectively. As of September 30, 2020, our total indebtedness was $34.0 million and total liquidity was $19.2 million, consisting of $13.5 million of cash and $5.7 million available as a delayed draw under the Second Lien Term Loan (as defined below). Due to the COVID-19 outbreak, there is uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. We have proactively taken steps to reduce costs and continue to look at our operating structure to find additional cost reduction opportunities as discussed in “Trends Affecting Our Operating Results”.

On July 13, 2020, the Company entered into an amendment of its First Lien Credit Agreement, which includes among other terms and conditions, a prohibition on drawing on the Revolving Facility until the FCCR is above the established ratio at 1.00 to 1.00. The amendment also extended the maturity date of our Revolving Facility and First Lien Term Loan (the “First Lien Term Loan”) from February 7, 2021 to May 15, 2022. Prior to executing the amendment, the maturity date of our Revolving Facility and $17.2 million first lien term loan was February 7, 2021, at which time we would have been required to repay the outstanding principal amount of the Revolving Facility and approximately $15.0 million of the First Lien Term Loan, together with interest accrued and unpaid thereon. On July 13, 2020, the Company also entered into an amendment of its Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”), which extended the maturity date from October 7, 2021 to November 15, 2022.

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. Additionally, due to the COVID-19 outbreak, there has been a significant decline in oil and natural gas demand, which has negatively impacted our customers’ demand for our services, resulting in uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. We expect crude oil prices to remain low for the foreseeable future, so we anticipate our customers’ crude oil or natural gas drilling and completion activity to continue to operate at lower levels. Due to the uncertainty of future crude oil and natural gas prices and the continued effects of the COVID-19 outbreak, there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

In order to mitigate these conditions, the Company has undertaken various initiatives during 2020 that management believes will positively impact our operations, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. We believe that as a result of the cost reduction initiatives, our cash flow from operations, together with cash on hand and other available liquidity, will provide sufficient liquidity to fund operations for at least the next twelve months.

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

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Nine Months Ended
	September 30,
Net cash provided by (used in):	2020	2019
Operating activities	$11,924	$4,595
Investing activities	(1,206)	(2,515)
Financing activities	(2,959)	(5,626)
Net change in cash, cash equivalents and restricted cash	$7,759	$(3,546)

Operating Activities

Net cash provided by operating activities was $11.9 million for the nine months ended September 30, 2020. The net loss, after adjustments for non-cash items, provided cash of $1.7 million, compared to $10.8 million in the corresponding 2019 period. Changes in operating assets and liabilities provided $10.2 million in cash primarily due to a decrease in accounts receivable resulting from lower revenues. The non-cash items and other adjustments included long-lived asset impairment charges of $15.6 million, $22.0 million of depreciation and amortization, and stock-based compensation expense of $0.9 million, partially offset by a $0.4 million gain on the sale of assets.

Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2019. The net loss, after adjustments for non-cash items, provided cash of $10.8 million. Changes in operating assets and liabilities used $6.2 million in cash primarily due to decreases in accounts payable and accrued liabilities. The non-cash items and other adjustments included $27.3 million of depreciation and amortization, stock-based compensation expense of $1.7 million, long-lived asset impairment charges of $0.2 million partially offset by a $1.8 million gain on the sale of assets.

Investing Activities

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2020 and primarily consisted of $2.8 million of purchases of property, plant and equipment partially offset by $1.6 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of the disposition of two properties and under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet upgrades for water transport and disposal services.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2019 and primarily consisted of $7.3 million of purchases of property, plant and equipment partially offset by $4.8 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our truck fleet for water transport and disposal services.

Financing Activities

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2020 and was primarily comprised of $5.5 million of payments on the First Lien Term Loan and Second Lien Term Loan and $1.5 million of payments on vehicle finance leases and other financing activities partially offset by proceeds from the PPP Loan of $4.0 million.

Net cash used in financing activities was $5.6 million for the nine months ended September 30, 2019 and was primarily comprised of $31.4 million in cash payments for the $32.5 million bridge term loan, $3.6 million of payments on the First Lien Term Loan and Second Lien Term Loan and $1.7 million of payments on finance leases and other financing activities partially offset by $31.1 million of proceeds received from the issuance of stock for the completed Rights Offering.

Capital Expenditures

Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Cash required for capital expenditures for the nine months ended September 30, 2020 totaled $2.8 million compared to $7.3 million for the nine months ended September 30, 2019. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $1.6 million and $4.8 million in the nine months ended September 30, 2020 and 2019, respectively.

A portion of our transportation-related capital requirements are financed through finance leases (see Note 4 in the Notes to the Condensed Consolidated Financial Statements herein for further discussion of finance leases). We had $0.3 million and $8.0 million of equipment additions under finance leases during the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Indebtedness

As of September 30, 2020, we had $34.0 million of indebtedness outstanding, consisting of $13.0 million under the First Lien Term Loan, $8.5 million under the second lien term loan facility (the “Second Lien Term Loan”) pursuant to the Second Lien Term Loan Credit Agreement, dated August 7, 2017, by and among the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”), and the Company, $4.0 million under the PPP Loan, $0.5 million under the Direct Loan Security Agreement with PACCAR Financial Corp as the secured party, $0.2 million under the Equipment Term Loan (as defined below) and $7.9 million of finance leases for vehicle financings and real property leases.

Our Revolving Facility, First Lien Term Loan and Second Lien Term Loan contain certain affirmative and negative covenants, including a minimum liquidity covenant and a FCCR covenant, as well as other terms and conditions that are customary for revolving credit facilities and term loans of this type. On July 13, 2020, the Company entered into amendments of its First Lien Credit Agreement and Second Lien Term Loan Credit Agreement, which included among other terms and conditions, deferral of the measurement of the FCCR covenant until the second quarter of 2021. As of September 30, 2020, we were in compliance with all covenants.

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

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and applied for forgiveness of the PPP Loan during September 2020 in accordance with the terms of the PPP, but no assurance can be given that the PPP Borrower will obtain forgiveness of the PPP Loan in whole or in part. As such, the Company has classified the PPP loan as debt and it is included in long-term debt on the condensed consolidated balance sheet.

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

Amendment to First Lien Credit Agreement

On July 13, 2020, the Company entered into the Third Amendment to First Lien Credit Agreement (the “Third Amendment to First Lien Credit Agreement”) with the First Lien Credit Agreement Lenders and ACF FinCo I, LP, as administrative agent, which further amends the First Lien Credit Agreement. The Third Amendment to First Lien Credit Agreement amends the First Lien Credit Agreement to extend the maturity date from February 7, 2021 to May 15, 2022. In connection with the Third Amendment to First Lien Credit Amendment, the Company repaid $2.5 million of the outstanding principal amount of the term loans under the First Lien Credit Agreement on July 13, 2020.

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

Amendment to Second Lien Credit Agreement

On July 13, 2020, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment to Second Lien Credit Agreement”) with the lenders party thereto and Wilmington, as administrative agent, which amends the Second Lien Term Loan Credit Agreement to extend the maturity date from October 7, 2021 to November 15, 2022.

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

Off Balance Sheet Arrangements

As of September 30, 2020, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the nine months ended September 30, 2020 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, results of operations and financial condition have been negatively impacted by the recent COVID-19 pandemic along with an international oil supply conflict, resulting in a significant decline in oil prices, and we expect this situation to have a significant adverse effect on our business, liquidity, reported results and financial condition for the remainder of 2020 and possibly beyond.

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

The convergence of these events created the unprecedented dual impact of a dramatic decline in the demand for oil coupled with the risk of a substantial increase in supply. The resulting negative impact to oil prices was significant with the price per barrel of West Texas Intermediate (“WTI”) crude oil plummeting 56% during March 2020. The result was a significant slowdown in the global economy, contributing to a material reduction in consumer demand for oil, dramatically lower oil prices, and negatively impacted customer demand for our services. WTI crude oil prices have steadily risen since May 2020 and have been between $35 and $43 per barrel since June 2020. Despite the improvement in the crude oil markets, drilling and completion activity remains depressed. Our operations and financial results to date have been negatively impacted by this situation, and we expect this situation to have a significant adverse effect on our business, liquidity, reported results and financial condition for the remainder of 2020 and beyond.

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

Additionally, our liquidity will be negatively impacted if consumer demand and oil prices do not return to normal levels. We may have to draw on amounts available under the Revolving Facility, which is unavailable until the fixed charge coverage ratio is above the established ratio at 1.00 to 1.00, and our delayed draw under the Second Lien Term Loan and otherwise seek additional forms of financing to meet our financial obligations. Obtaining such financing is not guaranteed, and is largely dependent upon market conditions and other factors. The current environment may make it even more difficult to comply with our covenants and other restrictions in our credit facilities, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, inability to draw on amounts available under the Revolving Facility and our delayed draw under the Second Lien Term Loan, the possible acceleration of our outstanding debt, the exercise of certain remedies by our lenders, or a limited ability or inability to refinance our debt.

The COVID-19 pandemic situation is dynamic, and updates on restrictions on travel and non-essential businesses and shelter in place/stay at home orders are continually evolving. At this point, the extent to which COVID-19 may impact our liquidity, financial condition and results of operations is uncertain as the ultimate severity and duration of the outbreak is unknown. However, we expect that this situation will have a significant adverse effect on our business, liquidity, reported results and financial condition for the remainder of fiscal 2020 and beyond.

Customer payment delays of outstanding receivables and customer bankruptcies could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We often provide credit to our customers for our services, and we are therefore subject to the risk of our customers delaying or failing to pay outstanding invoices. Although we monitor individual customer financial viability in granting such credit arrangements and maintain reserves we believe are adequate to cover exposure for doubtful accounts, in weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our Revolving Credit Facility or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

Some of our customers have entered bankruptcy proceedings in the past or are currently under bankruptcy proceedings, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Customer bankruptcies could delay or in some cases eliminate our ability to collect accounts receivable that are outstanding at the time the customer enters bankruptcy proceedings. We are also at risk that we may be required to refund amounts collected from a customer during the period immediately prior to that customer’s bankruptcy filing, and the amount we ultimately collect from the customer’s bankruptcy estate may be significantly less. Customer bankruptcies may also reduce our availability under our Revolving Credit Facility. Although we maintain reserves for potential customer credit losses, customer bankruptcies could result in unanticipated credit losses. As a result, if one or more of our customers enter bankruptcy proceedings, particularly our larger customers or those to whom we have greater credit exposure, it could have a material adverse impact on our liquidity, operating results and financial condition.

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

Certain shale basins, including the Bakken shale area in which our Rocky Mountain operating division is located, are particularly susceptible to increases in the cost of product transport and disruptions in transport capacity due to the long distance between the geographic area where production occurs and the locations of centralized storage, processing, refining and export facilities in other parts of the United States. Although additional pipeline infrastructure has generally increased takeaway capacity in the Bakken shale area in recent years, ongoing legal disputes regarding pipeline systems, including litigation regarding the Dakota Access Pipeline which became commercially operational in 2017, have resulted in periodic shutdowns of significant portions of the basin’s pipeline takeaway capacity. Although transport of product from the Bakken shale area historically has also occurred by rail and other means, there can be no assurance that there will be sufficient future takeaway capacity. Any temporary or permanent reduction in pipeline takeaway capacity, or other constraints or disruptions impacting product transport by rail or other means, could harm our customers’ business operations and, as a result, significantly reduce the demand or pricing for our services in the impacted region. Any such reduction in demand or pricing could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

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

10.1
Third Amendment to Credit Agreement, dated July 13, 2020, by and among ACF FinCo I LP, the lenders party thereto, the Company, and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.2
Second Amendment to Credit Agreement, dated July 13, 2020, by and among Wilmington Savings Fund Society, FSB, the lenders party thereto, and the Company (incorporated by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

31.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
(Registrant)

Date:	November 10, 2020

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Bauer
Name:	Eric Bauer
Title:	Executive Vice President and Interim Chief Financial Officer
(Principal Financial Officer)