Form 10-K
period 2020-12-31
Nuverra Environmental Solutions, Inc.
filed 2021-03-16
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3.9 million based on the closing sale price of $2.32 on such date as reported on the NYSE American exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of confirmation by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of February 26, 2021 was 16,002,474.
__________________________________
Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•the impact of the coronavirus disease 2019 (“COVID-19”) pandemic and commodity market disruptions;

•future financial performance and growth targets or expectations;

•market and industry trends and developments; and

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

•risks associated with our indebtedness, including changes to interest rates, decreases in our borrowing availability, our ability to manage our liquidity needs and to comply with covenants under our credit facilities, including as a result of COVID-19 and oil price declines which are discussed further in Segment Operating Results;

•the loss of one or more of our larger customers;

•delays in customer payment of outstanding receivables and customer bankruptcies;

•natural disasters, such as hurricanes, earthquakes and floods, pandemics (including COVID-19), acts of terrorism, or extreme weather conditions, that may impact our business locations, assets, including wells or pipelines, or distribution channels, or which otherwise may disrupt our customers’ operations or the markets we serve;

•disruptions impacting crude oil and natural gas transportation, processing, refining, and export systems, including vacated easements, environmental impact studies, forced shutdown by governmental agencies, and litigation affecting the Dakota Access Pipeline;

•bans on drilling and fracking leases and permits on federal land;

•our ability to attract and retain key executives and qualified employees in strategic areas of our business;

•our ability to attract and retain a sufficient number of qualified truck drivers;

•the unfavorable change to credit and payment terms due to changes in industry condition or our financial condition, which could constrain our liquidity and reduce availability under our operating line of credit;

•higher than forecasted capital expenditures to maintain and repair our fleet of trucks, tanks, pipeline, equipment and disposal wells;

•our ability to control costs and expenses;

•changes in customer drilling, completion and production activities, operating methods and capital expenditure plans, including impacts due to low oil and/or natural gas prices, shut-in production, decline in operating drilling rigs, closures or pending closures of third-party pipelines, or the economic or regulatory environment;

•risks associated with the limited trading volume of our common stock on the NYSE American Stock Exchange, including potential fluctuation in the trading prices of our common stock;

•risks and uncertainties associated with the outcome of a pending appeal of the order confirming our previously completed plan of reorganization;

•risks associated with the reliance on third-party analyst and expert market projections and data for the markets in which we operate that is utilized in our business strategy;

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

•reduced demand for our services due to regulatory or other influences related to extraction methods such as hydraulic fracturing, shifts in production among shale areas in which we operate or into shale areas in which we do not currently have operations, and shifts to reuse of water and water sharing in completion activities;

•the unknown future impact of changes in laws and regulation on waste management and disposal activities, including those impacting the delivery, storage, collection, transportation, and disposal of waste products, as well as the use or reuse of recycled or treated products or byproducts;

•risks involving developments in environmental or other governmental laws and regulations in the markets in which we operate and our ability to effectively respond to those developments including laws and regulations relating to oil and natural gas extraction businesses, particularly relating to water usage, and the disposal and transportation of liquid and solid wastes; and

•other risks identified in this Annual Report or referenced from time to time in our filings with the United States Securities and Exchange Commission.

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

Overview and Operations

Nuverra provides water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our business operations are organized into three geographically distinct divisions: the Rocky Mountain division, the Northeast division and the Southern division. Within each division, we provide water transport services, disposal services, rental and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas.

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan.

We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of December 31, 2020, we had 249 employees in the Rocky Mountain division.

Water Transport Services

We manage a fleet of 176 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

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

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Rocky Mountain division. These assets include tanks, loaders, manlifts, light towers, winch trucks and other miscellaneous equipment used in drilling and completion activities. In the Rocky Mountain division, we also provide oilfield labor services, also called “roustabout work,” where our employees move, set-up and maintain the rental equipment for customers, in addition to providing other oilfield labor services.

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio.

We have operations in various locations throughout Pennsylvania, West Virginia and Ohio, including yards in Masontown and Wheeling, West Virginia, Williamsport and Wellsboro, Pennsylvania, and Cambridge and Cadiz, Ohio. As of December 31, 2020, we had 186 employees in the Northeast division.

Water Transport Services

We manage a fleet of 177 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

Disposal Services

We manage a network of 13 owned and leased salt water disposal wells with current and permitted capacity of approximately 22 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann and Clearwater brands.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.

Southern Division

The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. The Haynesville shale area is the third largest natural gas-producing basin in North America, according to a United States Energy Information Administration report in 2020.

We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Houston, Texas. As of December 31, 2020, we had 62 employees in the Southern division.

Water Transport Services

We manage a fleet of 35 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.

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

Disposal Services

We manage a network of 7 owned and leased salt water disposal wells that are not connected to our pipeline with current capacity of approximately 32 thousand barrels of water per day, and permitted capacity of approximately 100 thousand barrels of water per day in the Southern division.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Southern division. These assets include tanks and winch trucks used in drilling and completion activities.

Business Strategy

Nuverra strives to be a leader in the oilfield services sector by providing value to our customers through an integrated service offering of water management solutions. Our strategy is focused on: (1) reinvesting in our core business in order to drive organic growth and provide a stable revenue stream, (2) optimizing our asset base to capitalize on favorable industry trends, (3) providing high quality, safe and reliable service to our customers, (4) hiring, training and retaining the best employees and (5) applying technology to optimize and streamline logistics and transaction processing.

We try to focus on the produced water sub-sector across our geographies as produced water is generated with or without drilling rig activity. While completion activities tend to fluctuate throughout each industry cycle, produced water volumes typically are more stable.

Through our network of assets strategically located in the Rocky Mountain, Northeast and Southern divisions, we have built a strong reputation in the industry by providing our customers with excellent service quality over many years. Nonetheless, we maintain rigorous focus on the key factors that determine whether our customer will use our services, such as: commitment to health, safety and environment (“HS&E”); service quality, reliability, and flexibility, including regulatory compliance; price; capacity and proximity; and technology. We continue to evolve our service offerings to address the critical value drivers while adapting to the changing water management industry. The ongoing trend of integrated gathering and disposal systems is driving increased use of water pipelines, although not all geographic divisions are able to utilize pipelines in a cost effective manner due to terrain and other limiting factors. Our salt water disposal wells (or “SWDs”) and pipeline are an integral part of our produced water business that provide core assets we can leverage to provide incremental offerings on existing disposal and water midstream projects. We are also evaluating additional service line growth opportunities. As we continue to refine our portfolio and footprint, we may consider opportunistic asset sales to provide additional capital to fund our growth investments.

Market Overview

Nuverra operates in the large and fragmented market for water management. The 2020 market size in the United States (or “U.S.”) for oilfield water management was estimated to be around $23 billion. The primary services in this market estimate include water disposal, water hauling, water treatment, water acquisition, water storage, water flowback and water transport services. Nuverra provides the majority of these services, but does not have a presence in all U.S. geographic markets.

From a geographic perspective, Nuverra remains focused on being the premier service provider in our core areas of the Bakken, Marcellus, Utica and Haynesville basins. We continue to evaluate growth opportunities in other areas. However, we do not plan to enter a market unless we believe we can generate attractive profitability and returns on invested capital. While some basins offer significant levels of water management activity, excess capacity and competition make it difficult to achieve minimum economic thresholds and returns.

A significant part of the Company’s service offering involves trucking operations. As of year end 2020, Nuverra had a fleet of approximately 388 trucks, a decrease from prior years due to a decline in oil and gas drilling activities. The Company is experiencing the same driver shortage challenge that most U.S. trucking companies are facing. Drivers decreased by 22% during 2020 mainly due to market conditions.

Customers

Our customers include major domestic and international oil and natural gas companies, foreign national oil and natural gas companies and independent oil and natural gas production companies. For the year ended December 31, 2020, our three largest customers represented 34% of our total consolidated revenues. The loss of any one of these three customers could have a material adverse effect on the Company.

Competition

Our competition includes small regional service providers, as well as larger companies with operations throughout the continental United States and internationally. Some of our competitors are Select Energy Services, Inc., Key Energy Services, Inc., Basic Energy Services, Inc., NexTier Oilfield Solutions, Inc., Superior Energy Services, Inc., Clean Harbors, Inc., TETRA Technologies, Inc., Stallion Oilfield Services, LLC, Tallgrass Energy, LP, Braun Trucking, Inc., OMNI Energy Services Corp., Myers Trucking Inc., and Tri-State Oil & Gas, Inc.

Health, Safety & Environment

We are committed to excellence in HS&E in our operations, which we believe is a critical characteristic of our business. Our customers in the unconventional shale basins require us to meet high standards on HS&E matters. As a result, we believe that being an environmental solutions company with a national presence and a dedicated focus on environmental solutions is a competitive advantage relative to smaller, regional companies, as well as companies that provide certain environmental services as ancillary offerings.

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

Intellectual Property

We operate under numerous trade names and own several trademarks, the most important of which are “Nuverra,” “HWR,” “Power Fuels” and “Heckmann Water Resources.”

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

Although we use operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been released at properties owned or leased by us now or in the past, or at other locations where these hydrocarbons and wastes were taken for disposal. Under CERCLA, RCRA and analogous state laws, we could be required to clean up contaminated property (including contaminated groundwater) or to perform remedial activities to prevent future contamination.

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

State Environmental Regulations

Our operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. In Texas, we are subject to rules and regulations promulgated by the Texas Railroad Commission (the “RRC”) and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality. In Louisiana, we are subject to rules and regulations promulgated by the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources as to environmental and water quality issues, and the Louisiana Public Service Commission as to allocation of intrastate routes and territories for waste water transportation. In Pennsylvania, we are subject to the rules and regulations of the Pennsylvania Department of Environmental Protection and the Pennsylvania Public Service Commission. In Ohio, we are subject to the rules and regulations of the Ohio Department of Natural Resources and the Ohio Environmental Protection Agency. In West Virginia, we are subject to the rules and regulations of the West Virginia Department of Environmental Protection and the West Virginia Public Service Commission as to waste water transportation. In North Dakota, we are subject to the rules and regulations of the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, and the North Dakota State Water Commission. In Montana, we are subject to the rules and regulations of the Montana Department of Environmental Quality and the Montana Board of Oil and Gas.

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

Salt Water Disposal Wells

We operate salt water disposal wells that are subject to the CWA, the Safe Drinking Water Act, or “SDWA,” and state and local laws and regulations, including those established by the Underground Injection Control (“UIC”) Program of the United States Environmental Protection Agency, or “EPA,” which establishes minimum requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. Our salt water disposal wells are located in Louisiana, Montana, North Dakota, Ohio and Texas. Regulations in many states require us to obtain a permit to operate each of our salt water disposal wells in those states. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our salt water wells is likely to result in pollution of freshwater, tremors or earthquakes, substantial violation of permit conditions or applicable rules, or leaks to the environment. Any leakage from the subsurface portions of the salt water wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and claims by third parties for property damages and personal injuries.

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

Employees

As of December 31, 2020, we had approximately 517 full time employees, of whom 100 were executive, managerial, sales, general, administrative and accounting staff, and 417 were truck drivers, service providers and field workers. We have not experienced, and do not expect, any work stoppages, and believe that we maintain a satisfactory working relationship with our employees.

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

Risks Related to Our Company

Our business depends on spending by our customers in the oil and natural gas industry in the United States, and this spending and our business have been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control. Continued and prolonged reductions in oil and natural gas prices and in the overall level of exploration and development may adversely affect demand and pricing for our services.

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

Industry conditions are influenced by numerous factors over which we have no control. A substantial and extended decline in oil and natural gas prices could result in significant reductions in our customers’ operating and capital expenditures, which could have a material adverse effect on our financial condition, results of operations and cash flows. Any extended decline could result in diminished demand for oilfield services and downward pressure on the prices customers are willing to pay for services such as ours. There is no guarantee that oil and natural gas prices will remain stable or increase, drilling and completion activities in basins will remain stable or increase, or we will see an increase in the demand for our services.

Our business, results of operations and financial condition have been negatively impacted by the recent COVID-19 pandemic along with an international oil supply conflict, resulting in a significant decline in oil prices, and we expect this situation may continue to have a significant adverse effect on our business, liquidity, reported results and financial condition.

The COVID-19 outbreak emanating from China in December 2019 has impacted various businesses throughout the world. The outbreak was labeled as a global pandemic in March 2020 by the World Health Organization. Governments enacted significant actions to mitigate the public health crisis, including enacting travel restrictions, the extended shutdown of certain non-essential businesses and shelter in place/stay at home orders in many of the impacted geographic regions. Additionally, beginning in early March 2020, the global oil markets were negatively impacted by an oil supply conflict occurring when the Organization of the Petroleum Exporting Countries (“OPEC+”) was initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a dramatic decline in the demand for oil coupled with the risk of substantial excess supply. The resulting negative impact to oil prices was significant with the price per barrel of West Texas Intermediate (“WTI”) crude oil plummeting 56% during March 2020. The pandemic precipitated a significant slowdown in the global economy, thereby contributing to a material reduction in consumer demand for oil, dramatically lower oil prices, and as a result, drastically lower customer demand for our services. WTI crude oil prices have risen since May 2020 and ended the year at $48.52. In addition, in January 2021, Saudi Arabia agreed to cut oil production, causing WTI crude oil prices to reach levels not seen since February 2020. Despite the improvement in the crude oil markets, drilling and completion activity remains depressed relative to the levels experienced prior to the onset of the pandemic. Our operations and financial results to date have been negatively impacted by this situation, and this situation has had a significant adverse effect on our business, liquidity, reported results and financial condition for 2020, which may continue into 2021 and beyond.

The adverse impacts we have and may continue to experience include, but are not limited to, disruptions to customer demand for our services; to commodities markets generally; to the availability of fuel, equipment and other materials; to our workforce; to customers’ ability to pay outstanding invoices or to remain solvent; or to our business relationships with subcontractors and other third-parties. Other possible risks to our business include potential limitations on oil and gas production from regulations imposed by states and other jurisdictions, a change in demand for oil and natural gas resulting from fundamental changes in how people work, travel and socialize, or litigation risk and possible loss contingencies from the impact of COVID-19, including commercial contracts, employee matters and insurance arrangements. Any such disruptions could increase our costs or otherwise have a material adverse impact on our business operations, operating results and financial condition.

Additionally, our liquidity will be negatively impacted if oil and natural gas prices do not return to levels that induce our customers to increase their expenditures on activities that drive demand for our services. We may have to draw on amounts available under our operating line of credit and otherwise seek additional forms of financing to meet our financial obligations. Obtaining such financing is not guaranteed, and is largely dependent upon market conditions and other factors. The current environment may make it even more difficult to comply with our covenants and other restrictions in our credit facilities, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, inability to draw on amounts available under our operating line of credit, the possible acceleration of our outstanding debt, the exercise of certain remedies by our lender, or a limited ability or inability to refinance our debt.

The COVID-19 pandemic situation is dynamic, and updates on restrictions on travel and non-essential businesses and shelter in place/stay at home orders are continually evolving. At this point, the extent to which COVID-19 may impact our liquidity, financial condition and results of operations is uncertain as the ultimate severity and duration of the outbreak is unknown. However, this situation has had a significant adverse effect on our business, liquidity, reported results and financial condition for fiscal 2020, and we expect it to continue during fiscal 2021.

We may not be able to successfully execute our growth initiatives, including through future acquisitions and divestitures, and we may not be able to effectively integrate the businesses we do acquire and identify and manage risks inherent in such acquisitions.

Our business strategy may include growth through the acquisitions of other businesses and divestitures of non-core businesses or assets. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment. We also may not recognize the anticipated benefits of completed dispositions or other divestitures we may pursue in the future. We may evaluate potential divestiture opportunities with respect to portions of our business from time to time that support our growth initiatives, and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy and we would be able to realize value to our stockholders in so doing. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction, it could adversely affect our financial condition and results of operation.

Our operating margins and profitability may be negatively impacted by changes in fuel and energy costs. In addition, due to certain fixed costs, our operating margins and earnings may be sensitive to changes in revenues.

Our business is dependent on availability of fuel for operating our fleet of trucks. Changes and volatility in the price of crude oil can adversely impact the prices for fuel and therefore affect our operating results. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and natural gas, actions by OPEC+ and other oil and natural gas producers, war and unrest in oil producing countries, regional production patterns, and environmental concerns. Furthermore, our facilities, fleet and personnel subject us to fixed costs, which make our margins and earnings sensitive to changes in revenues. In periods of declining demand, we may be unable to cut costs at a rate sufficient to offset revenue declines, which may put us at a competitive disadvantage to firms with lower or more flexible cost structures, and may result in reduced operating margins and/or higher operating losses. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

Future charges due to possible impairments of assets may have a material adverse effect on our results of operations and stock price.

As discussed more fully in Note 8 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations Impairment of Long-Lived Assets and Impairment of Goodwill” included in Item 7 herein, during the year ended December 31, 2019 we recorded a goodwill impairment charge of $29.5 million leaving no remaining goodwill on the consolidated balance sheet. Additionally, we recorded total impairment charges of $15.6 million, $0.8 million and $4.8 million for long-lived assets and long-lived assets classified as held for sale during the years ended December 31, 2020, 2019, and 2018 respectively, which were included in “Impairment of long-lived assets” in the consolidated statements of operations. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs.

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

The development of our business and services, excluding acquisition activities, requires capital expenditures. During the year ended December 31, 2020, we made gross cash capital expenditures of approximately $3.4 million, including expenditures to extend the useful life and productivity on our fleet of trucks, tanks, equipment and disposal wells. We continue to focus on finding ways to improve the utilization of our existing assets and optimize the allocation of resources in the various shale areas in which we operate. In addition to capital expenditures required to maintain our current level of business activity, we may incur capital expenditures to support future growth of our business. Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. In addition, our credit facilities currently limit the amount of our capital expenditures to $7.5 million annually.

We expect our gross capital spending levels in 2021 to remain generally consistent with 2020. Prolonged reductions or delays in capital expenditures could delay or diminish future cash flows and adversely affect our business and results of operations. Our planned capital expenditures for 2021 are expected to be financed through cash flow from operations, finance leases, borrowings under our operating line of credit, or a combination of the foregoing. Future cash flows from operations are subject to a number of risks and variables, such as the level of drilling activity and oil and natural gas production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to further reduce or defer our capital spending, or pursue other funding alternatives which may not be as economically attractive to us, which in turn could have a materially adverse effect on our financial condition, results of operations and cash flows.

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

We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers represented 34% of our total consolidated revenues for the year ended December 31, 2020 and in total equaled 27% of our consolidated accounts receivable at December 31, 2020. The loss of all, or even a portion, of the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. A reduction in exploration, development and production activities by key customers due to the current declines in oil and natural gas prices, or otherwise, could have a material adverse effect on our financial condition, results of operations and cash flows.

Customer payment delays of outstanding receivables and customer bankruptcies could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

We typically provide credit to our customers for our services, and we are therefore subject to the risk of our customers delaying or failing to pay outstanding invoices. Although we monitor individual customer financial viability in granting such credit arrangements and maintain reserves we believe are adequate to cover exposure for doubtful accounts, in weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our operating line of credit or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

Some of our customers have entered bankruptcy proceedings in the past or are currently under bankruptcy proceedings, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Customer bankruptcies could delay or in some cases eliminate our ability to collect accounts receivable that are outstanding at the time the customer enters bankruptcy proceedings. We are also at risk that we may be required to refund amounts collected from a customer during the period immediately prior to that customer’s bankruptcy filing, and the amount we ultimately collect from the customer’s bankruptcy estate may be significantly less. Customer bankruptcies may also reduce our availability under our operating line of credit. Although we maintain reserves for potential customer credit losses, customer bankruptcies could result in unanticipated credit losses. As a result, if one or more of our customers enter bankruptcy proceedings, particularly our larger customers or those to whom we have greater credit exposure, it could have a material adverse impact on our liquidity, operating results and financial condition.

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

The hazards and risks associated with the transport, storage, handling and disposal of our customers’ waste (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our employees, customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. As more fully described in Note 21 of the Notes to Consolidated Financial Statements herein, due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We operate in competitive markets, and there can be no certainty that we will maintain our current customers, attract new customers or that our operating margins will not be impacted by competition.

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

Our customers’ business depends on crude oil and natural gas transportation, processing, refining, and export systems and disruptions impacting those systems could adversely impact our business.

The price our customers receive for crude oil and natural gas is significantly impacted by the cost, availability, proximity and capacity of gathering, pipeline and rail systems and centralized storage, processing, refining and export facilities. The inadequacy or unavailability of capacity in these systems and facilities could result in the deferral or cancellation of drilling and completion activities, the shut-in of producing wells, the delay or discontinuance of development plans for properties or higher operational costs for our customers. If our customers’ business operations are negatively impacted for these or other reasons, it likely would reduce customer demand for our services and negatively impact our business.

Certain shale basins, including the Bakken shale area in which our Rocky Mountain operating division is located, are particularly susceptible to increases in the cost of product transport and disruptions in transport capacity due to the long distance between the geographic area where production occurs and the locations of centralized storage, processing, refining and export facilities in other parts of the United States. Although additional pipeline infrastructure has generally increased takeaway capacity in the Bakken shale area in recent years, ongoing legal disputes regarding pipeline systems, including the current litigation regarding the Dakota Access Pipeline (“DAPL”) which became commercially operational in 2017, have resulted in periodic shutdowns of significant portions of the basin’s pipeline takeaway capacity. A temporary or permanent closure of the DAPL (which transports approximately 40% of the crude oil that is produced in the Bakken), as a result of the ongoing litigation, new regulatory provisions under the Biden administration or otherwise, would likely have an adverse effect on overall drilling and completion as well as production activity in the Bakken area. Although transport of product from the Bakken shale area historically has also occurred by rail and other means, there can be no assurance that there will be sufficient future takeaway capacity. Any temporary or permanent reduction in pipeline takeaway capacity, including the DAPL, or other constraints or disruptions impacting product transport by rail or other means, could harm our customers’ business operations and, as a result, significantly reduce the demand or pricing for our services in the impacted region. Any such reduction in demand or pricing could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or otherwise adversely affect our business.

The implementation by governmental bodies of tariffs or trade quotas, or changes to certain inter-governmental trade agreements, could, among other things, increase the costs of fuel or equipment used in our business, or negatively impact our customers’ business in a manner that reduces demand for our services. To the extent we incur fuel price increases, we may not be able to recover such increases through pricing increases or fuel price surcharges, which could have an adverse effect on our business.

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

Our operations are subject to operational hazards, including accidents or equipment failures that can cause pollution and other damage to the environment, injuries to persons or property and interruptions in business operations. Pursuant to applicable law, we may be required to remediate the environmental impact of any such accidents or incidents, which may include costs related to site investigation and soil, groundwater and surface water cleanup as well as penalties, damages or other costs of remediation. In addition, hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, fires, explosions, pollution and other damage to the environment, and hydrocarbon spills may delay or halt operations at locations we service.

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

We self-insure against a significant portion of these liabilities. For losses in excess of our self-insurance limits, we maintain insurance from unaffiliated commercial carriers. However, our insurance may not be adequate to cover all losses or liabilities that we might incur in our operations. We maintain insurance coverage that we believe to be customary in the industry against these hazards. We may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, the coverage provided by such insurance may exclude coverage for damages resulting from environmental contamination or otherwise be inadequate, or insurance premiums or other costs could make such insurance prohibitively expensive.

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

We may be adversely affected by seasonal weather conditions, natural disasters, pandemics (including the recent COVID-19 outbreak) and other catastrophic events, and by man-made problems such as terrorism, that could severely disrupt our business operations or reduce customer demand for our services.

Adverse weather conditions (including significant weather events related to climate change), natural disasters, floods, pandemics (including the recent coronavirus outbreak), acts of terrorism and other catastrophic or geopolitical events may cause damage or disruption to our operations, international commerce and the global economy, or could result in market disruption or reduced customer demand for our services, any of which could have an adverse effect on our business, operating results and financial condition.

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

Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal and state income tax liabilities is subject to certain requirements, limitations and restrictions, including Internal Revenue Code Section 382 which under certain circumstances may substantially limit our ability to offset future tax liabilities with federal net operating loss carryforwards. If we undergo an ownership change, the net operating loss carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our net operating losses generated prior to the ownership change. We have determined that an ownership change occurred on April 15, 2016 as a result of the debt restructuring that occurred during fiscal 2016. In addition, another ownership change occurred on August 7, 2017 as a result of our chapter 11 reorganization. The limitation under Section 382 may result in federal net operating loss carryforwards expiring unused. Subject to the impact of those rules as a result of past or future restructuring transactions, we may be unable to use all or a significant portion of our net operating loss carryforwards to offset future taxable income.

We manage our insurable risks through a combination of third party purchased policies and self-insurance, and we retain a substantial portion of the risk associated with expected losses under these programs, which exposes us to volatility associated with those risks, including the possibility that changes in our assumptions and estimates could have a material adverse effect on our financial condition, results of operations and cash flows.

We maintain high deductible or self-insured retention insurance policies for certain exposures including automobile liability, workers’ compensation, general liability, property damage and certain employee group health insurance plans. We carry policies for certain types of claims to provide excess coverage beyond the underlying policies and per incident deductibles or self-insured retentions. Because many claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for a substantial portion of our claims. Given our large deductibles, we retain a substantial portion of the risk associated with expected losses under these programs. We could suffer significant losses in any given year as a result of one or multiple claims exhausting our deductible. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. The estimates inherent in these accruals are determined using actuarial methods that are widely used and accepted in the insurance industry. If our insurance claims increase or if costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity, which would adversely affect our business, financial condition or results of operations. In addition, should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our business, financial condition, results of operations and liquidity may be adversely affected.

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

Concentration of ownership among our Significant Shareholders may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.

Two shareholder groups (the “Significant Shareholders”) beneficially own approximately 87% of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. As a result, the Significant Shareholders are able to exercise significant influence over all matters requiring shareholder approval, including: the election of directors; approval of mergers or a sale of all or substantially all of our assets and other significant corporate transactions; and the amendment of our Certificate of Incorporation and our Bylaws. Circumstances may occur in which the interests of the Significant Shareholders could be in conflict with the interests of other shareholders, and the Significant Shareholders would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with Significant Shareholders.

Risks Related to Our Indebtedness

The amount of our debt and the covenants in the agreements governing our debt could negatively impact our business operations, financial condition, results of operations and business prospects.

As of December 31, 2020, we had approximately $35.0 million of total debt. Our level of indebtedness and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities. Each of our debt instruments contain certain negative covenants that impose specific restrictions on us. These restrictions include, among others, our ability to incur additional debt; operationally prepay, redeem or purchase any indebtedness; pay dividends or make other distributions; make other restricted payments and investments; create liens; transfer collateral; enter into certain merger, consolidation, reorganization, or recapitalization transactions; and merge, consolidate, or transfer or dispose of substantially all of our assets. We are also subject to a limitation on annual capital expenditures and debt service coverage ratio and must maintain a $7 million positive working capital position at all times. There are also a number of affirmative covenants with which we must comply. In addition, our $13 million equipment term loan (the “Equipment Loan”) is subject to all covenants and certifications required by the Main Street Priority Loan Facility (the “MSPLF”) as established by the Board of Governors of the Federal Reserve System under Section 13(3) of the Federal Reserve Act. A breach of any of these negative or affirmative covenants, including those under the MSPLF, could result in a default under our indebtedness. If we default, our lender will no longer be obligated to extend credit to us, and could declare all amounts of outstanding debt, together with accrued interest, to be immediately due and payable. The results of such actions would have a significant impact on our results of operations, financial position and cash flows. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our indebtedness.

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

Our borrowings under our credit facilities expose us to interest rate risk.

Our earnings are exposed to interest rate risk associated with borrowings under our credit facilities. Our credit facilities carry a floating interest rate; therefore, as interest rates increase, so will our interest costs, which may have a material adverse effect on our financial condition, results of operations and cash flows. In 2020, the Federal Reserve lowered the interest rates to 1.25% and subsequently to 0.25% in response to the escalating outbreak of the pandemic. However, there can be no assurances that interest rates will not rise in the future.

Certain covenants in our Main Street Priority Loan Facility concerning employee compensation, stock buybacks, and distributions may negatively impact our ability to attract and retain talent and may discourage an acquisition of the Company that could otherwise benefit our shareholders.

Our Equipment Loan is subject to the rules and regulations of the MSPLF. While MSPLF loans have various borrower friendly economic terms, the MSPLF also has long term restrictions on employee compensation, stock buybacks and distributions, which could negatively impact our ability to attract and retain talent and execute an acquisition, sale or other strategic transaction involving the Company. During the term of the MSPLF and for one year thereafter (the “Restricted Period”), employees or officers whose total compensation in 2019 exceeded $425,000 are restricted from receiving an increase in total annual compensation from 2019 levels and severance pay in excess of two times their 2019 compensation. These compensation restrictions may negatively impact our ability to attract, retain and integrate valuable and qualified talent as compared to competitors who are not subject to the MSPLF. In addition, we are restricted from paying dividends, making other capital distributions or repurchasing any equity securities listed on a national securities exchange during the Restricted Period. These restrictions may complicate a transaction to acquire us that would have otherwise involved stock buybacks, post-closing dividends or distributions of cash to shareholders, which may make a sale of the Company significantly more costly and less attractive to a buyer. In addition, the compensation restrictions may make it more difficult for a potential purchaser to retain, incentivize and motivate highly compensated individuals to remain with the Company following an acquisition. Further, the long term restrictions of the MSPLF may affect our ability to carry out an acquisition, sale or other strategic acquisition if the lender were to require our counterpart to contractually assume these restrictions or become a co-borrower or guarantor under the MSPLF.

Risk Factors Related To Our Common Stock

We cannot assure you that an active trading market for our common stock will develop or be maintained, and the market price of our common stock may be volatile, which could cause the value of your investment to decline.

We cannot assure you that an active public market for our common stock will develop or, if it develops, be sustained. We currently have a limited trading volume of our common stock. In the absence of an active public trading market, it may be difficult to liquidate your investment in our common stock. The trading price of our common stock on the NYSE American may fluctuate significantly. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including our operating and financial performance and prospects; our ability to repay our debt; investor perceptions of us and the industry and markets in which we operate; future sales, or the availability for sale, of equity or equity-related securities; changes in earnings estimates or buy/sell recommendations by analysts; limited trading volume of our common stock; and general financial, domestic, economic and other market conditions.

Our stock price may be volatile, which could result in substantial losses for investors in our securities, and the trading price of our common stock may not reflect accurately the value of our business.

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, ownership of our common stock is highly concentrated, and there are a limited number of shares available for trading on the NYSE American or any other public market. As a result, reported trading prices for our common stock at any given time may not reflect accurately the underlying economic value of our business at that time. Reported trading prices could be higher or lower than the price a shareholder would be able to receive in a sale transaction, and there can be no assurance that there will be sufficient public trading in our common stock to create a liquid trading market that accurately reflects the underlying economic value of our business.

The resale of shares of our common stock may adversely affect the market price of our common stock.

At the time of our emergence from bankruptcy in 2017, we granted registration rights to certain stockholders. The shares of our outstanding common stock held by these stockholders were registered pursuant to a registration statement filed pursuant to the Securities Act and declared effective by the SEC on May 3, 2018. In addition, on January 3, 2019, an additional 3,220,330 shares were issued to these stockholders pursuant to a rights offering. The shares held by these stockholders constitute approximately 90% of our outstanding common stock as of February 26, 2021, all of which may be sold in the public markets.

The sale of a significant number of shares of our common stock, including shares issuable upon exercise of our warrants, or substantial trading in our common stock or the perception in the market that substantial trading in our common stock will occur, may adversely affect the market price of our common stock. Further, even the perception in the public market that our existing shareholders might sell shares of common stock could depress the market price of the common stock.

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

We may raise additional capital by issuing shares of common stock, or other securities convertible into common stock, which will increase the number of shares of common stock outstanding and may result in substantial dilution in the equity interest of our current shareholders and may adversely affect the market price of our common stock. We had 16,002,474 shares outstanding as of February 26, 2021. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our shareholders.

Certain of our charter and bylaw provisions, Delaware law, our rights plan, and the substantial ownership of our common stock by a small number of shareholders, could subject us to anti-takeover effects or could have a material negative impact on our business.

Provisions of our certificate of incorporation and bylaws, each as amended and restated, and Delaware law, as well as our rights plan, may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, deter potential acquirers of our Company, and frustrate or prevent any attempts by our shareholders to replace or remove our management and board of directors “the Board”. These provisions include:

•authorizing the issuance of “blank check” preferred stock without any need for action by shareholders;

•establishing a classified Board, so that only approximately one-third of our directors are elected each year;

•providing our Board with the ability to set the number of directors and to fill vacancies on the board of directors occurring between shareholder meetings;

•providing that directors may only be removed for “cause” and only by the affirmative vote of the holders of at least a majority in voting power of our issued and outstanding capital stock; and

•limiting the ability of our shareholders to call special meetings.

In addition, on December 21, 2020, we adopted a rights agreement to implement a standard “poison pill.” In general terms, for so long as the rights issued under the rights agreement are outstanding, the rights agreement prevents any person or group from acquiring a significant percentage of our outstanding capital stock or attempting a hostile takeover of our Company by significantly diluting the ownership percentage of such person or group. The rights agreement, as amended, expires on December 21, 2021. As a result, the rights agreement has a significant anti-takeover effect.

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years following the date the beneficial owner acquired at least 15% of our stock, unless various conditions are met, such as approval of the transaction by the Board. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

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

Risks Related to Environmental and Other Governmental Regulation

We are subject to United States federal, state and local laws and regulations relating to health, safety, transportation and protection of natural resources and the environment. Under these laws and regulations, we may become liable for significant penalties, damages or costs of remediation. Any changes in laws and regulations could increase our costs of doing business.

Our operations, and those of our customers, are subject to United States federal, state and local laws and regulations relating to health, safety, transportation and protection of natural resources and the environment and worker safety, including those relating to waste management and transportation and disposal of produced water and other materials. For example, we are subject to environmental regulation relating to disposal into injection wells, which can pose some risks of environmental liability, as well as liability for property damage and personal injuries. In addition, federal, state and local laws and regulations could increase costs to our customers and possibly decrease demand for our services. For example, many of our customers have intrastate pipeline operations that are subject to regulation by various agencies of the states in which they are located. If new laws and/or regulations that further regulate intrastate pipelines are adopted in response to equipment failures, spills, negative environmental effects or public sentiment, our customers may face increased costs of compliance, and thus reduce demand for our services.

Our business involves the use, handling, storage, and contracting for recycling or disposal of environmentally sensitive materials. Accordingly, we are subject to health and environmental regulations established by federal, state and local authorities. We also are subject to laws, ordinances and regulations governing the investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for recycling or disposal. In particular, CERCLA imposes strict joint and several liability on owners and operators of facilities at, from, or to which a release of hazardous substances has occurred; on parties that generated hazardous substances that were released at such facilities; and on parties that transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted comparable statutes. Under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination. Claims alleging personal injury or property damage also could be brought against us based on alleged exposure to hazardous substances resulting from our operations.

Failure to comply with these laws and regulations could result in the assessment of significant administrative, civil or criminal penalties, imposition of cleanup and site restoration costs and liens, revocation of permits and orders to limit or cease certain operations. Additionally, future events, such as the discovery of currently unknown matters, spills caused by future pipeline ruptures, changes in existing environmental laws and regulations or their interpretation, and more vigorous enforcement policies by regulatory agencies, may give rise to expenditures or liabilities, which could impair our operations and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The EPA has been reviewing the potential environmental impacts of hydraulic fracturing activities. On February 11, 2014, the EPA released a revised UIC program permitting guidance for wells that use diesel fuels during hydraulic fracturing activities to clarify how companies can comply with a 2005 federal law that exempts hydraulic fracturing operations from the UIC permit requirement, except where diesel fuel is used as a fracturing fluid. On July 16, 2015, the EPA’s Inspector General (IG) issued a report entitled “Enhanced EPA Oversight and Action Can Further Protect Water Resources From the Potential Impacts of Hydraulic Fracturing” stating that the EPA should enhance its oversight of permit issuance for hydraulic fracturing by state and develop a plan for responding to concerns about chemicals used in hydraulic fracturing. On May 19, 2014, the EPA issued an Advance Notice of Proposed Rulemaking announcing its intention to develop a rule under the Toxic Substances Control Act (“TSCA”) to require disclosure of chemicals used in hydraulic fracturing. While the EPA’s regulatory agenda previously estimated that the EPA would issue a proposed TSCA rule in June 2018, the agency withdrew the action in March 2018. The EPA’s regulatory agenda stated, however, that the withdrawal does not preclude the EPA from developing a similar action in the future. On October 15, 2012, new EPA regulations under the CAA went into effect that require reductions in certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells. In May 2016, the EPA issued new CAA regulations to reduce methane emissions from oil and gas operations, including hydraulic fracturing. Effective September 14, 2020 the EPA rescinded certain provisions of both the 2012 and 2016 regulations. On January 20, 2021, however, the new federal Administration announced that the EPA would review the rescission pursuant to a newly issued presidential Executive Order.

In June 2016, the EPA finalized regulations under the CWA to prohibit wastewater discharges from hydraulic fracturing and other natural gas production to municipal sewage plants (called publicly owned treatment works (“POTWs”)). The regulations went into effect on August 29, 2016 for most facilities, but the EPA extended the compliance date to August 29, 2019 for facilities that had been lawfully discharging extraction wastewater to POTWs prior to June 28, 2016. In December 2016, the EPA issued a final report entitled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States” that concluded that hydraulic fracturing can impact drinking water resources under some circumstances, but stated that the national frequency of impacts on drinking water could not be estimated due to significant data gaps and uncertainties in the available data. In March 2015, the Department of the Interior (“DOI”) issued regulations imposing stringent requirements on hydraulic fracturing wells constructed on federal lands, but the DOI rescinded the regulations in December 2017. On January 20, 2021, however, the new federal Administration announced that the DOI would review the rescission pursuant to a newly issued presidential Executive Order. During the last several sessions of Congress, legislation has been introduced to provide for federal regulation of hydraulic fracturing, including, requiring disclosure of chemicals used in the fracturing process, potentially repealing the SWDA exemption and even banning hydraulic fracturing. Similar legislation may be proposed in the future. If adopted, such legislation would add another level of regulation and permitting at the federal level for wells using hydraulic fracturing and could potentially severely restrict hydraulic fracturing. Full or partial bans on hydraulic fracturing have been enacted in some states, while laws and regulations restricting hydraulic fracturing have been adopted or are being considered in several other states, including certain states in which we operate. In November 2017, the Delaware River Basin Commission issued proposed regulations that would ban “high volume hydraulic fracturing” in certain areas of Pennsylvania, New York, New Jersey and Delaware although those regulations have not yet been finalized. Some local governments have also sought to restrict drilling.

Some regulators have adopted or are considering additional requirements for hydraulic fracturing related to seismic activities. For example, in April 2014, the Ohio Department of Natural Resources issued new guidelines that require companies to install seismic monitors for any horizontal drilling within 3 miles of a known fault or area of seismic activity greater than 2.0 magnitude and allow regulators to halt drilling in the event of an earthquake greater than 1.0 magnitude. In Texas, the RRC amended its existing oil and natural gas disposal well regulations to require applicants for new disposal wells to conduct seismic activity searches utilizing the U.S. Geological Survey to assess whether the RRC should impose limits on existing wells, including a temporary injection ban. Arkansas has prohibited waste-water injection in certain areas of the state due to concerns that hydraulic fracturing may be related to increased earthquake activity. These and other such laws and regulations could delay or curtail production of oil and natural gas by our customers, and thus reduce demand for our services. Additionally, a number of states require disclosure of the fluids used in hydraulic fracturing.

Future United States federal, state or local laws or regulations could significantly restrict, or increase costs associated with hydraulic fracturing and make it more difficult or costly for producers to conduct hydraulic fracturing operations, which could result in a decline in exploration and production. New laws and regulations, new enforcement policies by regulatory agencies and even tort litigation in some states, could also expressly restrict the quantities, sources and methods of water use and disposal in hydraulic fracturing and otherwise increase our costs and our customers’ cost of compliance, which could minimize water use and disposal needs even if other limits on drilling and completing new wells were not imposed. Any decline in exploration and production or any restrictions on water use and disposal could result in a decline in demand for our services and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our customers have been affected by moratoriums that have been imposed on the issuance of permits for drilling and completion activities in certain jurisdictions. For example, in December 2014, the State of New York announced a ban on high volume hydraulic fracturing in the state, and the New York legislature made the ban permanent in April 2020. A moratorium has been in place within the Delaware River Basin pending finalization of regulations by the Delaware River Basin Commission that would permanently ban high volume hydraulic fracturing in the Basin. Other states, including California, Texas, Arkansas, Pennsylvania, Wyoming and Colorado, have enacted laws and regulations applicable to our business activities, including disclosure of information regarding the substances used in hydraulic fracturing. In December 2013, the EPA issued a revised National Pollutant Discharge Elimination System permit under the CWA (which became effective on March 1, 2014) that requires oil and natural gas companies using hydraulic fracturing off the coast of California to disclose the chemicals they discharge into the ocean. Although the permit technically expired on February 28, 2019, permittees have been permitted to continue their operations pending the EPA’s renewal of the permit, provided that they gave the EPA timely notice of their intent to do so. Some drilling and completion activities by our customers may take place on federal land, requiring leases from the federal government to conduct such drilling and completion activities. In some cases, federal agencies have canceled oil and natural gas leases on federal lands. Moreover, on January 27, 2021 the new federal Administration imposed a moratorium on all new oil and natural gas leases on public lands pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices and the potential climate and other impacts associated with oil and gas activities on public lands. Consequently, our operations in certain areas of the country may be interrupted or suspended for varying lengths of time, causing a loss of revenue and potentially having a materially adverse effect on our financial condition, results of operations and cash flows.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters in Scottsdale, Arizona and we own or lease numerous facilities including administrative offices, sales offices, truck yards, maintenance and warehouse facilities, and a landfill facility in seven other states. We also own or lease 46 salt water disposal wells in Louisiana, Montana, North Dakota, Ohio and Texas as of December 31, 2020. We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements (including liens under our credit facilities) and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties or the use of these properties in our businesses.

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

Our common stock is listed on the NYSE American under the symbol “NES” and has been trading on the NYSE American since October 12, 2017. Prior to the commencement of our voluntarily chapter 11 proceedings, before August 7, 2017, our pre-Effective Date common stock was trading on the OTCQB U.S. Market (the “OTCQB”) beginning on January 20, 2016 under the symbol “NESC.”

As an issuer may not be listed on the OTCQB if it is subject to bankruptcy or reorganization proceedings, upon filing the Plan with the Bankruptcy Court, our pre-Effective Date common stock was removed from the OTCQB and began trading on the OTC Pink Open Market (the “OTC Pink”) under the symbol “NESCQ” beginning on May 2, 2017. As a result of the cancellation of the pre-Effective Date common stock pursuant to the Plan, the Company ceased trading on the OTC Pink on August 7, 2017, the “Effective Date”. From the Effective Date until our listing on the NYSE American on October 12, 2017, there was no active public trading market for our common stock. The Plan is a prepackaged plans of reorganization that became effective on the Effective Date when the Company and certain of its material subsidiaries filed voluntary petitions under chapter 11 of the United States Bankruptcy Code.

Holders

As of February 26, 2021, there were three shareholders of record of our common stock. The majority of the shares are held by CEDE & CO., a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees. In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.

Dividends

We have not paid any dividends on our common stock to date, and we currently do not intend to pay dividends in the future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the “Board and will be subject to other limitations as may be contained in our agreements governing our indebtedness. It is the present intention of the Board to retain all earnings, if any, for use in our business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2020.

Repurchases of Equity Securities

During the year ended December 31, 2020, there were no repurchases of our common stock.

Item 6. Selected Financial Data

We have adopted the amended rules of Regulation S-K which allow the elimination of five years of Selected Financial Data.

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

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of December 31, 2020, we had 249 employees in the Rocky Mountain division.

Water Transport Services

We manage a fleet of 176 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

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

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown and Wheeling, West Virginia, Williamsport and Wellsboro, Pennsylvania, and Cambridge and Cadiz, Ohio. As of December 31, 2020, we had 186 employees in the Northeast division.

Water Transport Services

We manage a fleet of 177 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

Disposal Services

We manage a network of 13 owned and leased salt water disposal wells with current and permitted capacity of approximately 22 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.

Southern Division

The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Houston, Texas. As of December 31, 2020, we had 62 employees in the Southern division.

Water Transport Services

We manage a fleet of 35 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.

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

Trends Affecting Our Operating Results

COVID-19 Pandemic and Oil Price Declines

The outbreak of COVID-19 in the first quarter of 2020 and its continued spread across the globe throughout 2020 has resulted, and is likely to continue to result, in significant economic disruption, including reduction in energy demand and commodity price volatility that adversely impacted our business. Beginning in the first quarter of 2020, federal, state and local governments implemented significant actions to mitigate the public health crisis, including shelter-in-place orders, business closures and capacity limits, quarantines, travel restrictions, executive orders and similar restrictions intended to control the spread of COVID-19. Over the remainder of 2020, many of these restrictions were adjusted based on the severity of the COVID-19 outbreak in particular communities, sometimes resulting in an easing of restrictions while other times resulting in a reinstatement or tightening of restrictions. As a result, the economy was marked by significant uncertainty, and changes in travel patterns have resulted in a generally reduced demand for refined products, such as gasoline and jet fuel, and consequently a reduction in the demand for crude oil. The uncertainty of the ongoing COVID-19 pandemic has continued to impact travel patterns and generally depress market demand for crude oil.

Additionally, beginning in early March 2020, the global oil markets were negatively impacted by an oil supply conflict occurring when the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase crude oil production. The result was an oversupply of oil, which put downward pressure on the price of crude oil.

The convergence of the COVID-19 pandemic and oil supply conflict created a dramatic decline in the demand and price of crude oil. The resulting impact to oil prices during the first half of 2020 was significant, with the price per barrel of West Texas Intermediate (“WTI”) crude oil plummeting 56% during March 2020. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of $9 per barrel in late April, including negative pricing for one day in April. The physical markets for crude oil showed signs of distress as spot prices were negatively impacted by the lack of available storage capacity. This significantly increased the volatility in oil prices. OPEC+ agreed in April 2020 to cut production, which began in May 2020 and continued through December 2020. The effect of the production cuts began to ease storage supply issues and stabilize crude oil markets. WTI crude oil prices began to steadily rise during May 2020, and since June 2020, prices have been above $35 per barrel. Despite the improvement in the crude oil markets, there continues to be an oversupply of crude oil, and drilling and completion activity in the United States and our markets remains depressed. While commodity prices have increased, a recent trend by our customers, at the insistence of investors, has been to limit capital expenditures to cash flow and to return any excess cash to shareholders in the form of dividends or stock repurchases and or to repay debt. This trend may limit the increase in activity and pricing by our customers despite commodity price increases as our customers focus on these objectives versus increasing production volumes.

While we experienced minimal impact in the first quarter of 2020, we experienced a significant decline in activity during the remainder of 2020. We do not foresee a return to pre-COVID-19 activity and pricing during 2021 and possibly beyond. In anticipation of a meaningful and sustained decline in our revenues, during the first quarter of 2020, we implemented a number of initiatives to adjust our cost structure, including:

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

Additionally, we implemented a significant reduction in our capital expenditures budget. We continue to maintain most of our pay reductions and other savings initiatives, but monitor market conditions that would necessitate increasing employee wages.

Our liquidity may be negatively impacted depending on how quickly consumer demand and oil prices return to more normalized levels. A lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, which could lead to reduced liquidity, an event of default, or an inability to access amounts available under our operating line of credit of $5.0 million, and our letter of credit facility of $5.35 million. Our operating line of credit is secured by a first lien security interest in all business assets of the Company and its subsidiaries including without limitation all accounts receivable, inventory, trademarks and intellectual property licenses to which it is a party and by a reserve Account, while the letter of credit facility is secured by a first lien security interest in all business assets of the Company and its subsidiaries and by a reserve Account.

While we are not able to estimate the full impact of the COVID-19 outbreak and oil price declines on our financial condition and future results of operations, we expect that this situation will have an adverse effect on our reported results through 2021 and possibly beyond.

Other Trends Affecting Operating Results

We continue to monitor several industry trends in the shale basins in which we operate. Our results are affected by capital expenditures made by the exploration and production operators in the shale basins in which we operate. These capital expenditures determine the level of drilling and completion activity which in turn impacts the amount of produced water, water for fracking, flowback water, drill cuttings and rental equipment requirements that create demand for our services. The primary drivers of these expenditures are current or anticipated prices of crude oil and natural gas. Prices trended lower during 2019 and continued to decline considerably during 2020. The average price per barrel of WTI crude oil was $39.16 in 2020 as compared to $56.98 in 2019. The average price per million Btu of natural gas as measured by the Henry Hub Natural Gas index was $2.03 in 2020 compared to $2.56 in 2019. See “COVID-19 Pandemic and Oil Price Declines” above for further discussion.

The rapid drop in crude prices occurred primarily in March and April 2020. In May 2020, OPEC+ began cutting oil production, which began to positively impact crude prices. Between June and December 2020, crude oil prices ranged between $35 and $49 per barrel, but prices were still below levels from earlier in 2020. The drop in crude oil prices had minimal impact on the first quarter of 2020 operating results as our customers had little time to adjust activity levels. However, our customers’ drilling and completion activity fell substantially beginning in the second quarter of 2020, with many customers also shutting in or lowering production as a result of spot crude prices falling below the cash costs of production in many basins and wells. Producers have shut-in production on a scale not seen in prior downturns and have been slower to bring wells back on line than anticipated.

During June 2020, per the North Dakota Industrial Commission, approximately 28% of daily crude oil production in the Bakken shale region was estimated to have been shut-in, contributing to a reduction of approximately 405,000 barrels per day. The curtailed production dropped the volumes of produced water accordingly. This had a dramatic negative effect on our produced water business in the Rocky Mountain division that has been slow to rebound. Additionally, in early July 2020, a United States court ruling ordered the shutdown of the DAPL over concerns on the environmental impact of the pipeline. The DAPL is a major transporter of oil volumes from the Bakken shale area. Although transport of product from the Bakken shale area historically has also occurred by rail and other means, which is a higher transportation cost than the DAPL, there can be no assurance that there will be sufficient future takeaway capacity. An appeals court has allowed the DAPL to continue to operate in the near term, but courts have also vacated needed easements making DAPL vulnerable to being shut down by government action or further litigation. The potential closure of the DAPL has customers cautious about returning to more normal business volumes and/or deferring capital expenditure projects until the litigation has been adjudicated. As a result, the recovery of the Rocky Mountain division has been slower than other oil producing basins.

The reduction in customer activity related to commodity prices most directly impacts our services that cater to drilling and completion activities. This includes fresh water transportation via lay flat hose, our rental equipment business and our landfill business in the Rocky Mountain division. Additionally, a portion of our trucking and salt water disposal business comes from completion-related flowback work; however, the majority of this business is derived from produced water transportation and disposal from existing wells. As such, we anticipate meaningful reductions in revenue and profitability to continue during fiscal 2021.

An additional important trend in recent years has been the focus of Wall Street and investors in the energy sector to encourage exploration and production operators to spend as a function of the cash flow they generate. Historically, as a result of accommodating debt and equity markets, exploration and production companies were able to spend in excess of the cash flow generated by the business. This shift in investor sentiment has brought increased capital discipline to exploration and production companies who are careful to make more selective capital allocation decisions. The drop during 2020 in underlying commodity prices, net of hedging activities, will impact our customers’ underlying cash flows and therefore their drilling plans. Additionally, following the decrease in commodity prices and the impact of COVID-19, a number of our customers witnessed a material drop in their public stock prices and received debt rating downgrades. We believe this trend will make it more difficult for our customers to raise new sources of capital, which may further limit their ability to spend capital on future drilling and completion activities.

Lastly, during 2020, we have seen an increase in reuse and water sharing in the Northeast. Some of our customers are using produced and flowback water for fracking as they have determined it is more economical to transport produced water to sites than it is to dispose of the water. Operators are also sharing water with other operators to avoid disposal. Transporting shared or reused water still requires trucking services, but it is generally shorter haul work done at an hourly rate which negatively impacts our revenues.

Other Factors Affecting Our Operating Results

Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities, competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are more robust on a relative basis, (iv) the availability of qualified employees (or alternatively, subcontractors) in the areas in which we operate, (v) labor costs, (vi) changes in governmental laws and regulations at the federal, state and local levels, (vii) seasonality and weather events, (viii) pricing and (ix) our health, safety and environmental performance record.

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

Results of Operations: Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	2020 vs 2019
Revenue:
Service revenue	$102,810	$152,541	$(49,731)	(32.6)%
Rental revenue	7,477	15,697	(8,220)	(52.4)%
Total revenue	110,287	168,238	(57,951)	(34.4)%
Costs and expenses:
Direct operating expenses	87,299	131,019	(43,720)	(33.4)%
General and administrative expenses	18,960	20,864	(1,904)	(9.1)%
Depreciation and amortization	28,614	36,183	(7,569)	(20.9)%
Impairment of long-lived assets	15,579	766	14,813	1,933.8%
Impairment of goodwill	—	29,518	(29,518)	NM
Other, net	—	(10)	10	(100.0)%
Total costs and expenses	150,452	218,340	(67,888)	(31.1)%
Operating loss	(40,165)	(50,102)	9,937	(19.8)%
Interest expense, net	(4,070)	(5,227)	1,157	(22.1)%
Other income, net	216	502	(286)	(57.0)%
Reorganization items, net	(111)	(200)	89	(44.5)%
Loss before income taxes	(44,130)	(55,027)	10,897	(19.8)%
Income tax benefit (expense)	(13)	90	(103)	(114.4)%
Net loss	$(44,143)	$(54,937)	$10,794	(19.6)%
NM - Percentages over 100% are not displayed.

Service Revenue

Service revenue consists of fees charged to customers for water transport services, disposal services and other service revenues associated with the drilling, completion, and ongoing production of shale oil and natural gas.

On a consolidated basis, service revenue for the year ended December 31, 2020 was $102.8 million, down $49.7 million, or 32.6%, from $152.5 million for the year ended December 31, 2019. The decline in service revenue is primarily due to decreases in water transport services and disposal services in all three divisions. As the primary causes of the decreases in water transport services and decreases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue consists of fees charged to customers for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup of equipment. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions.

Rental revenue for the year ended December 31, 2020 was $7.5 million, down $8.2 million, or 52.4%, from the year ended December 31, 2019 due primarily to a significant decline in drilling and completion activity and lower commodity prices, which resulted in lower utilization and the return of rental equipment by our customers in the Rocky Mountain division.

Direct Operating Expenses

The primary components of direct operating expenses are compensation costs for employees performing operational activities, third-party hauling costs, fuel costs associated with transportation and logistics activities, and costs to repair and maintain transportation, rental equipment and disposal wells.

Direct operating expenses for the year ended December 31, 2020 were $87.3 million, compared to $131.0 million for the year ended December 31, 2019, a decrease of 33.4%. The decrease is primarily attributable to lower activity levels in water transport services and disposal services and company-enacted cost cutting measures resulting in a decline in third-party hauling costs, compensation costs, and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $19.0 million, down $1.9 million from $20.9 million for the year ended December 31, 2019. The decrease was primarily due to a decrease in compensation costs resulting from broad employee wage reductions and layoffs, partially offset by $1.9 million of transaction fees during 2020 associated with the credit agreements.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2020 was $28.6 million, down $7.6 million from $36.2 million for the year ended December 31, 2019. The decrease is primarily attributable to lower depreciable asset base due to impairment of long-lived assets during 2020, the sale of under-utilized or non-core assets and assets becoming fully depreciated partially offset by asset additions.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Due to the impacts of the outbreak of COVID-19 and the oil supply conflict between two major oil producing countries, there was a significant decline in oil prices during the first quarter of 2020, which resulted in a decrease in activities by our customers. As a result of these events, during the year ended December 31, 2020, there were indicators that the carrying values of the assets associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable and as a result we recorded long-lived asset impairment charges of $15.0 million. We may face additional asset impairments in the future, along with other accounting charges, if demand for our services decreases.

Additionally, during 2020, certain property classified as held for sale in the Rocky Mountain division was evaluated for impairment based on an accepted offer received by the Company for the sale of the property. As a result of that offer, an impairment charge of $0.6 million was recorded during the year ended December 31, 2020 to adjust the book value to match the fair value.

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

Impairment of Goodwill

When we reviewed goodwill for impairment as of October 1, 2019, we determined that it was more likely than not that the fair value of the reporting units were less than their carrying value. As a result, we completed the goodwill impairment test and determined that the fair value of all three reporting units was less than the carrying amount, resulting in a goodwill impairment charge of $29.5 million during the year ended December 31, 2019, which is a full impairment of all existing goodwill. Of the $29.5 million recorded for goodwill impairment during 2019, $21.9 million related to the Northeast division, $4.9 million related to the Rocky Mountain division, and $2.7 million related to the Southern division. The majority of the goodwill associated with this impairment was established based on valuation work completed at the time of the Company’s emergence from bankruptcy. During 2019, enterprise valuations in the energy sector materially decreased resulting in a lower estimated valuation of the Company and the impairment charge. See Note 8 in the Notes to the Consolidated Financial Statements herein for further details on goodwill impairment during 2019.

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

Interest Expense, net

Interest expense primarily consists of interest costs related to our outstanding debt, accretion expense related to our asset retirement obligations and amortization of debt issuance costs.

Interest expense, net during the year ended December 31, 2020 was $4.1 million compared to $5.2 million for the year ended December 31, 2019. The decrease is primarily due to the refinancing of the First and Second Lien Term Loans (as defined below) and the lower overall effective interest rates on our outstanding debt.

Other Income, net

Other income, net was $0.2 million for the year ended December 31, 2020 compared to $0.5 million for the year ended December 31, 2019. The decrease is primarily due to $0.2 million of insurance proceeds during 2019 for business interruption coverage.

Reorganization Items, net

Expenses, gains and losses directly associated with the chapter 11 proceedings are reported as “Reorganization items, net” in the consolidated statements of operations. For the year ended December 31, 2019, these fees are primarily comprised of professional and legal fees related to our 2017 chapter 11 filing. Reorganization items were $0.1 million and 0.2 million during the year ended December 31, 2020 and 2019, respectively.

Income Taxes

Income tax expense for the year ended December 31, 2020 was $13.0 thousand (a 0.0% effective rate) compared to benefit of $0.1 million (a 0.2% effective rate) in the prior year. The effective tax rate in 2019 is primarily the result of the current year state income taxes offset by the current year state income taxes offset by the change in the deferred tax liability attributable to long-lived assets. See Note 19 in the Notes to the Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Years Ended December 31, 2020 and 2019

The following table shows operating results for each of our segments for the years ended December 31, 2020 and 2019 (in thousands):

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Year ended December 31, 2020
Revenue	$59,393	$34,173	$16,721	$—	$110,287
Direct operating expenses	49,245	26,040	12,014	—	87,299
Impairment of long-lived assets	12,183	—	3,396	—	15,579
Impairment of goodwill	—	—	—	—	—
Operating loss	(18,654)	(3,761)	(6,146)	(11,604)	(40,165)

Year ended December 31, 2019
Revenue	$103,552	$44,001	$20,685	$—	$168,238
Direct operating expenses	81,529	35,836	13,654	—	131,019
Impairment of long-lived assets	120	646	—	—	766
Impairment of goodwill	4,922	21,861	2,735	—	29,518
Operating loss	(5,022)	(27,977)	(5,208)	(11,895)	(50,102)

Change
Revenue	$(44,159)	$(9,828)	$(3,964)	$—	$(57,951)
Direct operating expenses	(32,284)	(9,796)	(1,640)	—	(43,720)
Impairment of long-lived assets	12,063	(646)	3,396	—	14,813
Impairment of goodwill	(4,922)	(21,861)	(2,735)	—	(29,518)
Operating loss	(13,632)	24,216	(938)	291	9,937

Rocky Mountain

The Rocky Mountain division experienced a significant slowdown in 2020, with rig count declining 56% from 52 at December 31, 2019 to 23 at December 31, 2020 in addition to producers shutting in wells due to the decline in WTI crude oil price per barrel, which averaged $39.16 for the year ended December 31, 2020 versus an average of $56.98 for the same period in 2019. Revenues for the Rocky Mountain division decreased by $44.2 million, or 43%, during 2020 as compared to 2019 primarily due to a $24.3 million, or 38%, decrease in water transport revenues from lower trucking volumes. Third-party trucking revenue decreased 60%, or $12.1 million, and company-owned trucking revenue declined 25%, or $10.9 million. Average total billable hours were down 19% compared to the prior year. While company-owned trucking activity is more levered to production water volumes, third-party trucking activity is more sensitive to drilling and completion activity, which has declined to historically low levels, thereby resulting in meaningful revenue reduction. Our rental and landfill businesses are our two service lines most levered to drilling activity, and therefore have declined by the highest percentage versus the prior period. Rental revenues decreased by 52%, or $8.0 million, in the current year due to lower utilization resulting from a significant decline in drilling activity driving the return of rental equipment. Our landfill revenues decreased 62%, or $3.2 million, compared to prior year due primarily to a 61% decrease in disposal volumes at our landfill as rigs working in the vicinity declined materially. Our salt water disposal well revenue decreased $6.4 million, or 50%, compared to prior year as well shut-ins and lower completion activity led to a 37% decrease in average barrels per day disposed during the current year, with water from producing wells continuing to maintain a base level of volume activity.

For the Rocky Mountain division, direct operating costs decreased by $32.3 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due primarily to lower activity levels for water transport services and disposal services resulting in a decline in third-party hauling costs, compensation costs that are also impacted by company cost cutting initiatives, and fleet-related expenses, including fuel and maintenance and repair costs. The average number of drivers during the year decreased 19% from the prior year. Operating loss increased $13.6 million over the prior year period primarily due to an increase in $12.1 million in long-lived asset impairment charge (as previously discussed above in the consolidated results) and lower activity levels for water transport services and disposal services.

Northeast

Revenues for the Northeast division decreased by $9.8 million, or 22%, during 2020 as compared to 2019 due to decreases in water transport services of $5.6 million, or 19%, and disposal services of $3.9 million, or 32%. Natural gas prices per million Btu, as measured by the Henry Hub Natural Gas Index, decreased 6% from an average of $2.38 for 2019 to an average of $2.52 for 2020, contributing to a 27% rig count reduction in the Northeast operating area from 52 at December 31, 2019 to 38 at December 31, 2020. Additionally, as a result of the 25% decline in WTI crude oil prices experienced during the period, many of our customers who had historically focused on production of liquids-rich wells reduced activity levels and shut-in some production in our operating area due to lower realized prices for these products. This led to lower activity levels for both water transport services and disposal services despite the relatively lower decrease in natural gas prices versus crude oil prices. In addition to reduced drilling and completion activity due to commodity prices, our customers continued the industry trend of water reuse during completion activities. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, revenues per billed hour decreased by 24% which contributed to the decline, along with disposal volumes in our salt water disposal wells by a 5% decrease in average barrels per day. These were offset by total billable hours, up 8% from the prior year and a 6% improvement in driver utilization.

For the Northeast division, direct operating costs decreased by $9.8 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to a combination of lower activity levels for water transport services and disposal services as well as company cost cutting initiatives resulting in a decline in compensation costs and fleet-related expenses, including fuel costs. The average number of drivers during the year decreased 20% from the prior year. Operating loss improved by $24.2 million over the prior year period primarily due to $21.9 million goodwill impairment charge during 2019 (as previously discussed above in the consolidated results), $0.6 million long-lived asset impairment charge during 2019 (as previously discussed above in the consolidated results), a $1.1 million decrease in general and administrative expenses due to headcount and compensation reductions and $0.7 million in lower depreciation and amortization expense.

Southern

Revenues for the Southern division decreased by $4.0 million, or 19%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was due primarily to lower disposal well volumes, whether connected to the pipeline or not, resulting from an activity slowdown in the region, as evidenced by fewer rigs operating in the area as well as lower revenue per barrel. Rig count declined 18% in the area, from 49 at December 31, 2019 to 40 at December 31, 2020. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 8,644 barrels per day or 30% during 2020 and volumes received in the disposal wells connected to the pipeline decreased by an average of 7,557 barrels per day or 17% during 2020.

In the Southern division, direct operating costs decreased by $1.6 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to lower activity levels for disposal services and water transport services. Operating loss increased by $0.9 million over the prior year period due primarily to a $3.4 million long-lived asset impairment charge during 2020 (as previously discussed above in the consolidated results) partially offset by $2.7 million goodwill impairment charge during 2019.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the year ended December 31, 2020 were $0.3 million lower than the year ended December 31, 2019 due primarily to headcount and compensation reductions, partially offset by $1.9 million of transaction fees during 2020 associated with the credit agreements.

Results of Operations: Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2019	2018	2019 vs 2018
Revenue:
Service revenue	$152,541	$181,793	$(29,252)	(16.1)%
Rental revenue	15,697	15,681	16	0.1%
Total revenue	168,238	197,474	(29,236)	(14.8)%
Costs and expenses:
Direct operating expenses	131,019	158,896	(27,877)	(17.5)%
General and administrative expenses	20,864	38,510	(17,646)	(45.8)%
Depreciation and amortization	36,183	46,434	(10,251)	(22.1)%
Impairment of long-lived assets	766	4,815	(4,049)	(84.1)%
Impairment of goodwill	29,518	—	29,518	NM
Other, net	(10)	1,119	(1,129)	(100.9)%
Total costs and expenses	218,340	249,774	(31,434)	(12.6)%
Operating loss	(50,102)	(52,300)	2,198	(4.2)%
Interest expense, net	(5,227)	(5,973)	746	(12.5)%
Other income, net	502	896	(394)	(44.0)%
Reorganization items, net	(200)	(1,679)	1,479	(88.1)%
Loss before income taxes	(55,027)	(59,056)	4,029	(6.8)%
Income tax benefit (expense)	90	(207)	297	(143.5)%
Net loss	$(54,937)	$(59,263)	$4,326	(7.3)%
NM - Percentages over 100% are not displayed.

Service Revenue

On a consolidated basis, service revenue for the year ended December 31, 2019 was $152.5 million, down $29.3 million, or 16.1%, from $181.8 million for the year ended December 31, 2018. The largest contributors to the decline in service revenues were Rocky Mountain third-party trucking activity and lay flat hose projects, slower trucking activity in the Northeast due to customers moving to reuse of produced water and overall activity declines and, in the South, the loss of a large customer that historically consumed a material percentage of the capacity on our Haynesville pipeline. These declines were partially offset by an increase in disposal revenues in all three divisions. Additionally, $1.8 million in revenues associated with the Eagle Ford Shale area were included in service revenues in the prior year but did not reoccur in 2019 due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. As the primary causes of the decreases in water transport services and increases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue for the year ended December 31, 2019 was $15.7 million, up $16.0 thousand, or 0.1%, from the year ended December 31, 2018. The prior year period included $0.3 million of rental revenues for the Eagle Ford Shale area that did not reoccur in 2019 due to management’s decision to exit the Eagle Ford Shale area as of March 1, 2018. When removing the impact of the Eagle Ford exit, rental revenues increased by $0.3 million primarily as a result of pricing increases implemented in the Rocky Mountain division.

Direct Operating Expenses

Direct operating expenses for the year ended December 31, 2019 were $131.0 million, compared to $158.9 million for the year ended December 31, 2018, a decrease of 17.5%. While the decrease in direct operating expenses was primarily attributable to lower activity levels for water transport services during the period, direct operating expenses improved to 77.9% of revenues from 80.5% in the prior year period as a result of favorable service mix due to more higher margin work, a reduction in outsourced trucking and active cost reduction efforts during the past year. (See “Segment Operating Results” below for further details on each division.)

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were $20.9 million, down $17.6 million from $38.5 million for the year ended December 31, 2018. The decrease in general and administrative expenses was primarily attributable to higher compensation costs in the prior year, including $15.3 million related to the departures of our former Chief Executive Officer and Chief Financial Officer. Additionally, general and administrative expenses in 2018 included $1.3 million in transaction fees for the acquisition of Clearwater.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2019 was $36.2 million, down $10.3 million from $46.4 million for the year ended December 31, 2018. The decrease was primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets, assets becoming fully depreciated and assets being classified as held for sale with the resulting cessation of depreciation.

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

Interest Expense, net

Interest expense, net during the year ended December 31, 2019 was $5.2 million compared to $6.0 million for the year ended December 31, 2018. The lower interest expense was primarily due to repayment of the Bridge Term Loan (as defined below) in January of 2019 and continued principal payments on the First and Second Lien Term Loans (as defined below), offset by additional finance leases recorded upon the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) as of January 1, 2019 and as a result of our heavy duty truck replacement project.

Other Income, net

Other income, net was $0.5 million for the year ended December 31, 2019 compared to $0.9 million for the year ended December 31, 2018. The decrease was primarily attributable to a $34.0 thousand gain associated with the change in the fair value of the derivative warrant liability during the year ended December 31, 2019, compared to a $0.4 million gain during the year ended December 31, 2018. We issued warrants with derivative features upon our emergence from chapter 11 during 2017. These instruments are accounted for as derivative liabilities with any decrease or increase in the estimated fair value recorded in “Other income, net.” See Note 13 and Note 14 in the Notes to the Consolidated Financial Statements for further details on the warrants.

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

Income Taxes

The income tax benefit for the year ended December 31, 2019 was $0.1 million (a 0.2% effective rate) compared to expense of $0.2 million (a (0.4%) effective rate) in the prior year. The effective tax rate in 2019 was primarily the result of the change in the deferred tax liability attributable to long-lived assets. See Note 19 in the Notes to the Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Years Ended December 31, 2019 and 2018

The following table shows operating results for each of our segments for the years ended December 31, 2019 and 2018 (in thousands):

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Year ended December 31, 2019
Revenue	$103,552	$44,001	$20,685	$—	$168,238
Direct operating expenses	81,529	35,836	13,654	—	131,019
Operating loss	(5,022)	(27,977)	(5,208)	(11,895)	(50,102)

Year ended December 31, 2018
Revenue	$127,758	$43,564	$26,152	$—	$197,474
Direct operating expenses	101,855	37,660	19,381	—	158,896
Operating loss	(2,782)	(9,059)	(11,396)	(29,063)	(52,300)

Rocky Mountain

Revenues for the Rocky Mountain division decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 due primarily to a $14.3 million decrease in overall water transport revenues largely stemming from lower trucking volumes outsourced to third parties and an $8.0 million reduction in water transport revenues from lay flat temporary hose projects. The decrease in trucking volumes outsourced to third parties was due to less fresh water and flowback hauling from well completion projects in the geographical areas that we serve. In addition, some of this third-party work was replaced by operators using lay flat hose. The decrease in water transport service revenues from lay flat temporary hose during 2019 was due to increased overall competition for this service and more specifically from competitors that had better access to water sources. Disposal volumes in our salt water disposal wells increased by an average of 8,379 barrels per day (or 21.7%) and revenue increased proportionally. Disposal volumes at our landfill decreased by 12,260 tons (or 6.1%) due to fewer rigs operating near our landfill, coupled with pricing pressures from competing landfills rendering our facility less attractive to customers relative to the competition. Rental revenues increased by 2.1% in 2019 due to pricing increases implemented during 2019.

For the Rocky Mountain division, direct operating costs decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 due primarily to decreased water transport activity. Direct operating costs improved as a percentage of revenue to 78.7% in 2019 as compared to 79.7% in the prior year period. The Rocky Mountain division had a $5.0 million operating loss during 2019, as opposed to a $2.8 million loss in the prior year period, due primarily to the aforementioned factors as well as a $4.9 million goodwill impairment charge.

Northeast

Revenues for the Northeast division increased slightly during the year ended December 31, 2019 as compared to the year ended December 31, 2018. During 2019, natural gas prices, as measured by the Henry Hub Natural Gas index decreased 36% from $3.25 in 2018 to $2.09 in 2019, contributing to a 30% rig count reduction as of December 2019 in the Northeast operating area from 74 in 2018 to 52 in 2019. Also, as a result of pricing declines, customers sought to reduce costs and turned to the reuse of production water in completion activities leading to a reduction in both price and activity for our water transport services. During 2019, we experienced a shift of approximately 50% of our transportation revenue from disposal wells to reuse. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells and partially negates our considerable competitive advantage of having higher barrel capacity trailers hauling to better positioned disposal wells. As a result, overall billable trucking hours declined 9% and revenue decreased from $33.9 million to $29.6 million on a year-over-year basis. However, the Clearwater Acquisition presented a transportation cost savings due to its proximity to customers and generated salt water disposal revenues sufficient to offset the declines in trucking.

For the Northeast division, direct operating costs decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to proportionally higher disposal volumes which generate lower costs on a dollar of revenue as compared to our trucking operations. Direct operating costs improved as a percentage of revenue to 81.4% in 2019 as compared to 86.4% in the prior year period due to the increase in higher margin disposal services. Operating loss was $18.9 million higher in 2019 due mainly to total impairment charges of $22.5 million for goodwill and long-lived assets held for sale, partially offset by $1.4 million in lower depreciation and amortization expense.

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

In the Southern division, direct operating costs decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 with direct operating costs as a percentage of revenue improving to 66.0% in 2019 as compared to 74.1% in the prior year period due to an increase in higher margin disposal services relative to trucking services. Operating loss improved by $6.2 million over the prior year period due to $5.5 million in restructuring and impairment charges during the year ended December 31, 2018 in connection with the Eagle Ford exit, while goodwill impairment charges were $2.7 million in 2019. Additionally, there was $3.0 million in lower depreciation and amortization expense in 2019.

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

Liquidity and Capital Resources

Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our primary sources of capital for 2020 included cash generated by our operations and asset sales, our credit facilities, our Paycheck Protection Program loan, a comprehensive refinancing of the majority of the Company’s debt on November 16, 2020 with a commercial bank, and the proceeds received on January 2, 2019 from our 2018 Rights Offering (as defined below). During the years ended December 31, 2020 and December 31, 2019, cash provided by operating activities was $13.2 million and $6.5 million, respectively, and losses from continuing operations were $44.1 million and $54.9 million, respectively. As of December 31, 2020, our total indebtedness was $35.0 million and total liquidity was $17.9 million, consisting of $12.9 million of cash and $5.0 million available under the Operating LOC Loan (as defined below).

On November 16, 2020, the Company entered into a Loan Agreement (the “Master Loan Agreement”) with First International Bank & Trust, a North Dakota banking corporation (“Lender”). Pursuant to the Master Loan Agreement, Lender agreed to extend to the Company: (i) the “Equipment Loan”; (ii) a $10.0 million real estate term loan (the “CRE Loan”); (iii) a $5.0 million operating line of credit (the “Operating LOC Loan”); and (iv) a $4.839 million letter of credit facility (the “Letter of Credit Facility”) (the CRE Loan, the Equipment Loan, the Operating LOC Loan and the Letter of Credit Facility, collectively may be referred to as the “Loans”). The Loans were funded and closed on November 20, 2020. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under the First Lien Credit Agreement (as defined below) and the Second Lien Term Loan Agreement (as defined below) totaling $12.6 million and $8.3 million, respectively.

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. Additionally, due to the COVID-19 outbreak, there has been a significant decline in oil and natural gas demand, which has negatively impacted our customers’ demand for our services, resulting in uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. We expect demand for oilfield services to be curtailed for the foreseeable future as we anticipate our customers’ crude oil or natural gas drilling and completion activity to continue to operate at lower levels.

In order to mitigate these conditions, the Company implemented various initiatives during 2020 that management believes positively impacted our operations, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. We believe that as a result of the cost reduction initiatives, our cash flow from operations, together with cash on hand and other available liquidity, will provide sufficient liquidity to fund operations for at least the next twelve months.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
Net cash provided by (used in):	2020	2019	2018
Operating activities	$13,165	$6,519	$9,449
Investing activities	(165)	(1,264)	(35,318)
Financing activities	(3,010)	(7,503)	27,043
Change in cash, cash equivalents and restricted cash	$9,990	$(2,248)	$1,174

Operating Activities

Net cash provided by operating activities was $13.2 million for the year ended December 31, 2020. The net loss, after adjustments for non-cash items, provided cash and restricted cash of $1.2 million in 2020 as compared to $12.1 million in 2019, as described below. Changes in operating assets and liabilities provided $12.0 million primarily due to a decrease of accounts receivable of $11.2 million. The non-cash items and other adjustments included $28.6 million of depreciation and amortization expense, long-lived asset impairment charges of $15.6 million, stock-based compensation expense of $2.0 million partially offset by a $1.6 million gain on the sale of assets.

Net cash provided by operating activities was $6.5 million for the year ended December 31, 2019. The net loss, after adjustments for non-cash items, provided cash and restricted cash of $12.1 million in 2019 as compared to $3.9 million in 2018, as described below. Changes in operating assets and liabilities used $5.6 million primarily due to a decrease in accounts payable and accrued and other current liabilities. The non-cash items and other adjustments included $36.2 million of depreciation and amortization expense, goodwill impairment charges of $29.5 million, stock-based compensation expense of $2.0 million, and long-lived asset impairment charges of $0.8 million partially offset by a $2.0 million gain on the sale of assets.

Net cash provided by operating activities was $9.4 million for the year ended December 31, 2018. The net loss, after adjustments for non-cash items, provided cash and restricted cash of $3.9 million. Changes in operating assets and liabilities provided $5.6 million primarily due to an increase in accounts payable and accrued liabilities, as well as a decrease in prepaid expenses and other receivables. The non-cash items and other adjustments included $46.4 million of depreciation and amortization expense, stock-based compensation expense of $12.7 million, $4.8 million for impairment of long-lived assets, and a $0.3 million change in deferred income taxes partially offset by a $0.9 million gain on the disposal of property, plant and equipment, a $0.4 million gain resulting from the change in the fair value of the derivative warrant liability, and bad debt recoveries of $0.3 million.

Investing Activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2020, and primarily consisted of $3.4 million for purchases of property, plant and equipment, offset by $3.2 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of the disposition of two properties and under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet upgrades for water transport and disposal services.

Net cash used in investing activities was $1.3 million for the year ended December 31, 2019, and primarily consisted of $8.2 million for purchases of property, plant and equipment, partially offset by $7.0 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our trucks for water transport and disposal services.

Net cash used in investing activities was $35.3 million for the year ended December 31, 2018, and consisted primarily of $42.3 million in cash paid for the acquisition of Clearwater (which is discussed further in Note 6 in the Notes to the Consolidated Financial Statements herein), $12.2 million for purchases of property, plant and equipment, partially offset by $19.1 million of proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $3.0 million for the year ended December 31, 2020 and was primarily comprised of $27.0 million of payments on the First Lien Term Loan and Second Lien Term Loan, $2.0 million of payments on vehicle finance leases and other financing activities, partially offset by proceeds from the Equipment Loan of $13.0 million, the CRE Loan of $10.0 million and the PPP Loan (as defined below) of $4.0 million.

Net cash used in financing activities was $7.5 million for the year ended December 31, 2019 and was primarily comprised of $31.4 million in cash payments for the Bridge Term Loan, $4.9 million of payments on the First Lien Term Loan and Second Lien Term Loan, $2.2 million of payments on finance leases and other financing activities, partially offset by $31.1 million of proceeds received from the issuance of stock for the completed Rights Offering.

Net cash provided by financing activities was $27.0 million for the year ended December 31, 2018, and consisted of $32.5 million in proceeds from the Bridge Term Loan, $10.0 million in additional proceeds under the First Lien Term Loan, partially offset primarily by payments of $13.4 million on the First Lien Term Loan and Second Lien Term Loan and $1.9 million in payments under capital leases and other financing activities. The Bridge Term Loan proceeds were primarily related to the acquisition of Clearwater and were repaid on January 2, 2019 from the proceeds raised in the Rights Offering.

Capital Expenditures

Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Cash required for capital expenditures for the year ended December 31, 2020 totaled $3.4 million compared to $8.2 million for the year ended December 31, 2019. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $3.2 million and $7.0 million in the years ended December 31, 2020 and 2019, respectively.

A portion of our transportation-related capital requirements are financed through finance leases (see Note 5 in the Notes to the Consolidated Financial Statements for further discussion of finance leases). We had $0.5 million and $9.5 million of equipment additions under finance leases during the years ended December 31, 2020 and 2019, respectively.

We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale basins in which we operate. Due to the COVID-19 outbreak, we implemented a significant reduction in our capital expenditures budget for fiscal 2020, as discussed above in “Trends Affecting Our Operating Results.” Our planned capital expenditures for 2021 are expected to be financed through cash flow from operations, finance leases, borrowings under our Operating LOC Loan, or a combination of the foregoing.

Indebtedness

As of December 31, 2020, we had $35.0 million of indebtedness outstanding, consisting of $13.0 million under the Equipment Loan, $9.9 million under the CRE Loan, $4.0 million under the PPP Loan, $0.4 million under the Vehicle Term Loan (as defined below), $0.2 million under the Equipment Finance Loan (defined below), and $7.6 million of finance leases for vehicle financings and real property leases.

As further described below, the Loans contain certain affirmative and negative covenants, including a minimum debt service coverage ratio (“DSCR”), beginning December 31, 2021, as well as other terms and conditions that are customary for loans of this type. As of December 31, 2020, we were in compliance with all covenants.

Master Loan Agreement

On November 16, 2020, the Company entered into the Master Loan Agreement with Lender. Pursuant to the Master Loan Agreement, Lender agreed to extend to the Company: (i) the Equipment Loan that is subject to the MSPLF; (ii) the CRE Loan; (iii) the Operating LOC Loan; and (iv) the Letter of Credit Facility. On November 18, 2020, the Company was advised by Lender that the Equipment Loan had been approved as a MSPLF, and the Loans were funded and closed on November 20, 2020. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under the First Lien Credit Agreement and Second Lien Term Loan Agreement totaling $12.6 million and $8.3 million, respectively.

The terms of the Master Loan Agreement provide for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. Pursuant to the Master Loan Agreement, the Company must maintain a minimum DSCR of 1.35 to 1.00 beginning December 31, 2021 and annually on December 31 of each year thereafter. The DSCR means the ratio of (i) Adjusted EBITDA to (ii) the annual debt service obligations (less subordinated debt annual debt service) of the Company, calculated based on the actual four quarters ended on the applicable December 31 measurement date. If the DSCR falls below 1.35 to 1.00, then in addition to all other rights and remedies available to Lender, the interest rates on the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility will increase by 1.5% until the minimum DSCR is maintained. The Company may cure a failure to comply with the DSCR by issuing equity interests in the Company for cash and applying the proceeds to the applicable Adjusted EBITDA measurement.

In addition, the Master Loan Agreement limits capital expenditures to $7.5 million annually and requires the Company to maintain a positive working capital position of at least $7.0 million at all times. The Master Loan Agreement also requires the Company deposit into a reserve account held by Lender (the “Reserve Account”) the sum of $2.5 million and make additional monthly deposits of $100 thousand into the Reserve Account. Funds held in the Reserve Account are not accessible by the Company and are pledged as additional security for the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility.

Equipment Loan

The Equipment Loan is evidenced by that certain Promissory Note (Equipment Loan) executed by the Company in the original principal amount of $13.0 million. The Equipment Loan bears interest at a rate of one-month US dollar LIBOR plus 3.00%. Interest payments during the first year will be deferred and added to the loan balance and principal payments during the first two years will be deferred. Monthly amortization of principal will commence on December 1, 2022, with principal amortization payments due in annual installments of 15% on November 16, 2023, 15% on November 16, 2024, and the remaining 70% on the maturity date of November 16, 2025. The Equipment Loan, plus accrued and unpaid interest, may be prepaid at any time at par. The entire outstanding principal balance of the Equipment Loan together with all accrued and unpaid interest is due and payable in full on November 16, 2025. In connection with the Equipment Loan, the Company paid a $130 thousand origination fee to Lender and a $130 thousand origination fee to MSPLF.

The Equipment Loan includes all covenants and certifications required by the MSPLF, including, without limitation, the MSPLF Borrower Certifications and Covenants Instructions and Guidance. In connection with the same, the Company delivered a Borrower Certifications and Covenants (the “MS Certifications and Covenants”) to MS Facilities LLC, a Delaware limited liability company, a special purpose vehicle of the Federal Reserve. Under the MS Certifications and Covenants, the Company is subject to certain restrictive covenants during the period that the Equipment Loan is outstanding and, with respect to certain of those restrictive covenants, for an additional one year period after the Equipment Loan is repaid, including restrictions on the Company’s ability to repurchase stock, pay dividends or make other distributions and limitations on executive compensation and severance arrangements. The Equipment Loan is secured by a first lien security interest in all equipment and titled vehicles of the Company and its subsidiaries.

CRE Loan

The CRE Loan is evidenced by that certain Promissory Note (Real Estate) executed by the Company in the original principal amount of $10.0 million. The CRE Loan bears interest at the Federal Home Loan Bank Rate of Des Moines three-year advance rate plus 4.50% with an interest rate floor of 6.50%. The CRE Loan has a twelve-year maturity. The Company is required to make monthly principal and interest payments, and monthly escrow deposits for real estate taxes and insurance. The entire outstanding principal balance of the CRE Loan together with all accrued and unpaid interest is due and payable in full on November 13, 2032. In connection with the CRE Loan, the Company paid a $150 thousand origination fee to Lender.

The CRE Loan is secured by a first lien real estate mortgage on certain real estate owned by the Company and its subsidiaries and by the Reserve Account. The Company will incur a declining prepayment premium of 6%, 5%, 4%, 3%, 2%, and 1% of the outstanding principal balance of the CRE Loan over the first six years of the loan, respectively. The Company is not permitted to prepay the principal of the CRE Loan more than 5% per year without Lender’s prior written approval.

Operating LOC Loan

The Operating LOC Loan is evidenced by that certain Revolving Promissory Note (Operating Line of Credit Loan) executed by the Company in the original maximum principal amount of $5.0 million. The Operating LOC Loan bears interest at a variable rate, adjusting daily, equal to the Prime Rate plus 3.75%, with an interest rate floor of 7.00%. In connection with the Operating LOC Loan, the Company paid a $50 thousand origination fee to Lender. The Operating LOC Loan is currently undrawn and fully available to the Company.

The Operating LOC Loan is secured by a first lien security interest in all business assets of the Company and its subsidiaries, including without limitation all accounts receivable, inventory, trademarks and intellectual property licenses to which it is a party and by the Reserve Account. The entire outstanding principal balance of the Operating LOC Loan together with all accrued and unpaid interest is due and payable in full on November 14, 2021.

Letter of Credit Facility

The Letter of Credit Facility provides for the issuance of letters of credit of up to $4.839 million in aggregate face amount and is evidenced by that certain Promissory Note (Letter of Credit Loan) executed by the Company. Amounts drawn on letters of credit issued under the Letter of Credit Facility bear interest at a variable rate, adjusting daily, equal to the Prime Rate plus 3.75%, with an interest rate floor of 7.00%. The Letter of Credit Facility has a one-year final maturity on November 19, 2021.

On January 25, 2021, the Letter of Credit Facility was amended in order to increase by $510,000 the maximum availability thereunder. As amended, the Letter of Credit Facility provides for the issuance of letters of credit of up to $5.349 million in aggregate face amount and is evidenced by that certain Amended and Restated Promissory Note (Letter of Credit Loan), dated January 25, 2021, executed by the Company.

In connection with the Letter of Credit Facility, the Company is required to pay an annual fee equal to 3.00% of the maximum undrawn face amount of each letter of credit issued thereunder. The Letter of Credit Facility is secured by a first lien security interest in all business assets of the Company and its subsidiaries and by the Reserve Account.

First Lien Credit Agreement

On the Effective Date, pursuant to the Plan, the Company entered into a $45.0 million First Lien Credit Agreement (the “First Lien Credit Agreement”) by and among the lenders party thereto (the “First Lien Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company, which included a $30.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $15.0 million senior secured term loan facility (the “First Lien Term Loan”). The First Lien Credit Agreement also contained an accordion feature that provided for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the First Lien Credit Agreement.

On October 5, 2018, in connection with the Clearwater Acquisition, we entered into a First Amendment to the Credit Agreement (the “First Amendment to the Credit Agreement”) with the First Lien Credit Agreement Lenders and the Credit Agreement Agent, which amended the First Lien Credit Agreement. Pursuant to the First Amendment to the Credit Agreement, the Credit Agreement Lenders provided us with an additional term loan under the First Lien Credit Agreement in the amount of $10.0 million, which was used to finance a portion of the Clearwater Acquisition.

On July 13, 2020, the Company entered into the Third Amendment to First Lien Credit Agreement (the “Third Amendment to First Lien Credit Agreement”) with the First Lien Credit Agreement Lenders and Credit Agreement Agent, which further amended the First Lien Credit Agreement to extend the maturity date from February 7, 2021 to May 15, 2022. In connection with the Third Amendment to First Lien Credit Amendment, on July 13, 2020, the Company repaid $2.5 million of the outstanding principal amount of the First Lien Term Loan.

On November 20, 2020, in connection with the closing of the Loans, all amounts outstanding under the First Lien Term Loan totaling $12.6 million were repaid in full, and all of the commitments and obligations under the First Lien Credit Agreement were terminated.

The Company made a liquidated damages payment in the amount of $0.5 million and paid a deferred amendment fee of $325 thousand as a result of the repayment of indebtedness and termination of the First Lien Credit Agreement. The Company also deposited approximately $5.1 million as cash collateral to secure outstanding letters of credit, which will be released and refunded to the Company upon cancellation of such outstanding letters of credit as replacements are issued under the Letter of Credit Facility. In connection with the repayment of outstanding indebtedness by the Company, the Company was permanently released from all security interests, mortgages, liens and encumbrances under the First Lien Credit Agreement.

Second Lien Term Loan Credit Agreement

On the Effective Date, pursuant to the Plan, the Company also entered into the Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington, and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company a $26.8 million second lien term loan facility (the “Second Lien Term Loan”), of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million was available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement.
On July 13, 2020, the Company entered into a Second Amendment to Credit Agreement with the lenders party thereto and Wilmington, which amended the Second Lien Term Loan Credit Agreement to extend the maturity date from October 7, 2021 to November 15, 2022.

On November 20, 2020, in connection with the closing of the Loans, all amounts outstanding under the Second Lien Term Loan Agreement totaling $8.3 million were repaid in full, and all of the commitments and obligations under the Second Lien Term Loan Agreement were terminated. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Second Lien Term Loan Agreement. In connection with the repayment of outstanding indebtedness by the Company, the Company was permanently released from all security interests, mortgages, liens and encumbrances under the Second Lien Term Loan Credit Agreement.

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

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and applied for forgiveness of the PPP Loan during September 2020 in accordance with the terms of the PPP, but no assurance can be given that the PPP Borrower will obtain forgiveness of the PPP Loan in whole or in part. As such, the Company has classified the PPP loan as debt and it is included in long-term debt on the consolidated balance sheet.

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

The Company obtained the consent of the lenders under each of the First Lien Credit Agreement and the Second Lien Term Loan Credit Agreement for the PPP Borrower to enter into and obtain the funds provided by the PPP Loan.

Vehicle Term Loan

On December 27, 2019, we entered into a Direct Loan Security Agreement (the “Vehicle Term Loan”) with PACCAR Financial Corp as the Secured Party. The Vehicle Term Loan was used to refinance 38 trucks that were previously recorded as finance leases with balloon payments that would have been due in January of 2020. The Vehicle Term Loan matures on December 27, 2021, when the entire unpaid principal balance and interest, plus any other accrued charges, shall become due and payable. The Vehicle Term Loan shall be repaid in installments of $31,879 beginning on January 27, 2020 and on the same day of each month thereafter, with interest accruing at an annual rate of 5.27%.

Equipment Finance Loan

On November 20, 2019, we entered into a Retail Installment Contract (the “Equipment Finance Loan”) with a secured party to finance $0.2 million of equipment. The Equipment Finance Loan matures on November 15, 2022, and shall be repaid in monthly installments of approximately $7 thousand beginning December 2019 and then each month thereafter, with interest accruing at an annual rate of 6.50%.

Off Balance Sheet Arrangements

As of December 31, 2020, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Allowance for Doubtful Accounts

Accounts receivable are recognized and carried at the original invoice amount less an allowance for doubtful accounts. We provide an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables for both billed and unbilled receivables on our service and rental revenues. We perform ongoing credit evaluations of prospective and existing customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. In addition, we continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, our compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Additionally, if the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are presented net of allowances for doubtful accounts of approximately $1.0 million, $1.3 million, and $1.6 million at December 31, 2020, 2019 and 2018, respectively.

Impairment of Goodwill

Our goodwill was tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determined it was not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test was unnecessary. In the event a determination was made that it was more likely than not that the fair value of a reporting unit was less than its carrying value, the goodwill impairment test was performed. The first step of the test, used to identify potential impairment, compared the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit was not considered to be impaired. If the carrying amount of a reporting unit exceeded its fair value, since we adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, an impairment charge was recorded based on the excess of a reporting unit’s carrying amount over its fair value.

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

We recorded total impairment charges of $15.6 million, $0.8 million and $4.8 million for long-lived assets during the years ended December 31, 2020, 2019 and 2018, respectively, which was included in “Impairment of long-lived assets” in the consolidated statement of operations. Of the impairment charges recorded during the year ended December 31, 2020, $15.0 million related to long-lived assets and $0.6 million related to long-lived assets classified as held for sale. All of the impairment charges recorded during 2019 and 2018 were related to long-lived assets classified as held for sale. We could recognize future impairments to the extent adverse events or changes in circumstances result in conditions in which long-lived assets are not recoverable. See Note 8 in the Notes to the Consolidated Financial Statements for additional information on our impairment charges.

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

Asset Retirement Obligations

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

Recently Issued Accounting Pronouncements

See the “Recently Issued Accounting Pronouncements” section of Note 3 on Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein for a complete description of recent accounting standards which may be applicable to our operations. The significant accounting standards that have been adopted during the year ended December 31, 2020 are described in Note 3 on Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein.

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

Commodity Risk

We are subject to market risk exposures arising from declines in oil and natural gas drilling activity in unconventional areas, which is primarily a function of the market price for oil and natural gas. Various factors beyond our control affect the market prices for oil and natural gas, including but not limited to the level of consumer demand, governmental regulation, the price and availability of alternative fuels, oil supply conflicts, political instability in foreign markets, weather-related factors and the overall economic environment. Market prices for oil and natural gas historically have been volatile and unpredictable, and we expect this volatility to continue in the future. Prolonged declines in the market price of oil and/or natural gas could contribute to declines in drilling activity and accordingly would reduce demand for our services. We attempt to manage this risk by strategically aligning our assets with those areas where we believe demand is highest and market conditions for our services are most favorable. If there is further deterioration in our business operations or prospects, our stock price, the broader economy or our industry, including further declines in oil and natural gas prices, the value of our long-lived assets, or those we may acquire in the future, could decrease significantly and result in additional impairment and financial statement write-offs which could have a material adverse effect on our financial condition, results of operations and cash flows.

Interest Rates

As of December 31, 2020, no borrowings were outstanding under the Operating LOC Loan, while the outstanding principal balances on the Equipment Loan and CRE Loan were $13.0 million and $9.9 million, respectively. Interest on the Equipment Loan accrues at an annual rate equal to the LIBOR Rate plus 3.00%, and interest on the CRE Loan accrues at an annual rate equal to the Federal Home Loan Bank Rate of Des Moines three-year advance rate plus 4.50%, with an interest rate floor of 6.50%. The weighted average interest rate for the year ended December 31, 2020 was 7.0% for the Operating LOC Loan, 3.1% for the Equipment Loan, and 6.5% for the CRE Loan. We have assessed our exposure to changes in interest rates on variable rate debt by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% to the interest rates on the average outstanding balance of our variable rate debt portfolio during the year ended December 31, 2020, our net interest expense for year ended December 31, 2020 would have increased by an estimated $0.2 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Due to our aggregate market value of the voting and non-voting common equity held by non-affiliates falling below $75.0 million as of June 30, 2020, and our corresponding status as a smaller reporting company, our independent registered public accounting firm, Moss Adams LLP, was not required to issue an audit report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference to, the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or a Form 10-K/A which, in either case, we will file with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on December 21, 2020).

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
4.6
Rights Agreement, dated as of December 21, 2020, between Nuverra Environmental Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on December 21, 2020).

10.1	†
Amended and Restated Employment Agreement, dated August 7, 2017, between Joseph M. Crabb and Nuverra Environmental Solutions, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017).

10.2	†	Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.3	†
Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.4	†
Form of Notice of Grant of Time-Based Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.5	†
CEO Notice of Grant of Performance Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.6	†
CEO Notice of Grant of Time-Based Restricted Stock Units and Award Agreement (incorporated herein by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.7	†	2018 Restricted Stock Plan for Directors (incorporated herein by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.8	†	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.9	†
Employment Agreement dated June 18, 2018, between Nuverra Environmental Solutions, Inc. and Robert Fox (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on June 21, 2018).

10.10
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

10.12		Employment Agreement, dated April 3, 2020, between the Company and Eric Bauer (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on April 9, 2020).

10.13
Promissory Note, dated as of May 8, 2020, by Badlands Power Fuels, LLC in favor of First International Bank & Trust (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on May 14, 2020).

10.14
First Amendment to Employment Agreement, dated April 6, 2020, between the Company and Charles K. Thompson (incorporated by reference to Exhibit 10.1 to Nuverra’s Form 10-Q filed with the SEC on August 11, 2020).

10.15
First Amendment to Employment Agreement, dated April 6, 2020, between the Company and Robert Fox (incorporated by reference to Exhibit 10.2 to Nuverra’s Form 10-Q filed with the SEC on August 11, 2020).

10.16
Loan Agreement, dated as of November 16, 2020, by and between the Company and First International Bank & Trust (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

Exhibit Number		Description
10.17	†
Promissory Note (Equipment Loan), dated as of November 16, 2020, executed by the Company in favor of First International Bank & Trust(incorporated by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.18	†
Borrower Certifications and Covenants, dated as of November 16, 2020, executed by the Company to MS Facilities LLC, a Delaware limited liability company, a special purpose vehicle of the Federal Reserve (incorporated by reference to Exhibit 10.3 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.19
Promissory Note (Real Estate), dated as of November 13, 2020, executed by the Company in favor of First International Bank & Trust (incorporated by reference to Exhibit 10.4 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.20
Revolving Promissory Note (Operating Line of Credit Loan), dated as of November 13, 2020, executed by the Company in favor of First International Bank & Trust (incorporated by reference to Exhibit 10.5 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.21
Promissory Note (Letter of Credit Loan), dated as of November 18, 2020, executed by the Company in favor of First International Bank & Trust (incorporated by reference to Exhibit 10.6 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.22	†
Security Agreement, dated as of November 16, 2020, by and among the Company, the other debtors party thereto, and the First International Bank & Trust (incorporated by reference to Exhibit 10.7 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.23	†
Guaranty, dated as of November 16, 2020, by and among the guarantors party thereto and the First International Bank & Trust (incorporated by reference to Exhibit 10.8 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.24
Indemnity Agreement, dated as of November 16, 2020, by and among the Company, the other indemnitors party thereto, and the First International Bank & Trust (incorporated by reference to Exhibit 10.9 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.25
Assignment of Salt Water Disposal Lease and Contracts, dated as of November 13, 2020, by and among the assignors party thereto and the First International Bank & Trust (incorporated by reference to Exhibit 10.10 to Nuverra’s Current Report on Form 8-K filed with the SEC on November 27, 2020).

10.26		Amendment to Employment Agreement (Charles K. Thompson) (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on December 17, 2020).

10.27		Amendment to Employment Agreement (Eric Bauer) (incorporated by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on December 17, 2020).

21.1	*	Subsidiaries of Nuverra Environmental Solutions, Inc.

23.1	*	Consent of Moss Adams LLP

24.1	*	Power of Attorney of Officers and Directors of the Company (set forth on the signature pages of this Form 10-K).

31.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number		Description
101.LAB	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*		Filed herewith
†		Compensatory plan, contract or arrangement in which directors or executive officers may participate

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 16, 2021.

Nuverra Environmental Solutions, Inc.

By:	/s/ CHARLES K. THOMPSON
Name:	Charles K. Thompson
Title:	Chairman of the Board and Chief Executive Officer
Date:	March 16, 2021
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES K. THOMPSON	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2021
Charles K. Thompson

/s/ ERIC BAUER	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	March 16, 2021
Eric Bauer

/s/ ROGER L. MENDELOVITZ	Corporate Controller (Principal Accounting Officer)	March 16, 2021
Roger L. Mendelovitz

/s/ JOHN B. GRIGGS	Director	March 16, 2021
John B. Griggs

/s/ MICHAEL Y. MCGOVERN	Director	March 16, 2021
Michael Y. McGovern

/s/ LAWRENCE A. FIRST	Director	March 16, 2021
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuverra Environmental Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

In 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 842.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

As described in Note 8 to the consolidated financial statements, the Company’s management performed an impairment analysis for certain long-lived assets and concluded that the carrying values of the asset groups associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable as the carrying value exceeded management’s estimate of future undiscounted cash flows for these asset groups. As a result of that analysis, the Company recorded an impairment charge of $15.6 million during the year ended December 31, 2020. The fair value of the assets associated with the landfill and trucking equipment asset groups was determined using discounted estimated future cash flows (Level 3 in the fair value hierarchy).

The principal consideration for our determination that performing procedures relating to the impairment assessment is a critical audit matter are that there was significant judgment by management when developing the fair value measurement of the asset groups. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to management’s discounted cash flow estimates and significant assumptions, including forecasted sales growth, gross margin, terminal growth rate and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing management’s process for developing the fair value estimates and reperforming calculations for mathematical accuracy.

•Evaluating the appropriateness of the discounted cash flow estimates, including significant estimates of asset group determination, forecasted sales growth, estimated useful lives, and discount rate.

•Testing the completeness, accuracy, and relevance of the underlying historical data used in the discounted cash flow model.

•Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow approach and discount rates used.

/s/ Moss Adams LLP

Phoenix, Arizona
March 16, 2021

We have served as the Company’s auditor since 2017.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$12,880	$4,788
Restricted cash	2,820	922
Accounts receivable, net	15,427	26,493
Inventories	2,852	3,177
Prepaid expenses and other receivables	3,119	3,264
Other current assets	—	231
Assets held for sale	778	2,664
Total current assets	37,876	41,539
Property, plant and equipment, net	151,164	190,817
Operating lease assets	1,691	2,886
Equity investments	35	39
Intangibles, net	194	640
Other assets	106	178
Total assets	$191,066	$236,099
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$5,130	$5,633
Accrued and other current liabilities	9,550	10,064
Current portion of long-term debt	2,433	6,430
Total current liabilities	17,113	22,127
Deferred income taxes	120	91
Long-term debt	31,673	30,005
Noncurrent operating lease liabilities	1,360	1,457
Long-term contingent consideration	500	500
Asset retirement obligations	8,017	7,487
Total liabilities	58,783	61,667
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 15,833 shares issued and 15,772 outstanding at December 31, 2020, and 15,781 issued and 15,735 outstanding at December 31, 2019)	158	158
Additional paid-in capital	339,663	337,628
Treasury stock, at cost (60 and 46 shares at December 31, 2020 and December 31, 2019, respectively)	(477)	(436)
Accumulated deficit	(207,061)	(162,918)
Total shareholders’ equity	132,283	174,432
Total liabilities and shareholders’ equity	$191,066	$236,099
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Service revenue	$102,810	$152,541	$181,793
Rental revenue	7,477	15,697	15,681
Total revenue	110,287	168,238	197,474
Costs and expenses:
Direct operating expenses	87,299	131,019	158,896
General and administrative expenses	18,960	20,864	38,510
Depreciation and amortization	28,614	36,183	46,434
Impairment of long-lived assets	15,579	766	4,815
Impairment of goodwill	—	29,518	—
Other, net	—	(10)	1,119
Total costs and expenses	150,452	218,340	249,774
Operating loss	(40,165)	(50,102)	(52,300)
Interest expense, net	(4,070)	(5,227)	(5,973)
Other income, net	216	502	896
Reorganization items, net	(111)	(200)	(1,679)
Loss before income taxes	(44,130)	(55,027)	(59,056)
Income tax (expense)	(13)	90	(207)
Net loss	$(44,143)	$(54,937)	$(59,263)

Loss per common share:
Net loss per basic common share	$(2.80)	$(3.50)	$(5.01)

Net loss per diluted common share	$(2.80)	$(3.50)	$(5.01)

Weighted average shares outstanding:
Basic	15,764	15,676	11,829
Diluted	15,764	15,676	11,829

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit
		Shares	Amount		Shares	Amount
Balance at December 31, 2017	$242,973	11,696	$117	$290,751	—	$—	$(47,895)
Stock-based compensation	12,717	—	—	12,717	—	—	—
Issuance of common stock to employees (par value $0.01)	—	537	5	(5)	—	—	—
Net loss	(59,263)	—	—	—	—	—	(59,263)
Balance at December 31, 2018	196,427	12,233	122	303,463	—	—	(107,158)
Adjustment due to adoption of ASC 842, Leases	(823)	—	—	—	—	—	(823)
Stock-based compensation	2,026	—	—	2,026	—	—	—
Issuance of common stock for Rights Offering (par value $0.01)	32,175	3,382	34	32,141	—	—	—
Issuance of common stock to employees (par value $0.01)	—	166	2	(2)	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	(436)	—	—	—	(46)	(436)	—
Net loss	(54,937)	—	—	—	—	—	(54,937)
Balance at December 31, 2019	174,432	15,781	158	337,628	(46)	(436)	(162,918)
Issuance of common stock to employees and directors (par value $0.01)	—	52	—	—		—	—
Treasury stock acquired through surrender of shares for tax withholding	(41)	—	—	—	(14)	(41)	—
Stock-based compensation	2,035	—	—	2,035	—	—	—
Net loss	(44,143)	—	—	—	—	—	(44,143)
Balance at December 31, 2020	$132,283	15,833	$158	$339,663	(60)	$(477)	$(207,061)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(44,143)	$(54,937)	$(59,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,614	36,183	46,434
Amortization of debt issuance costs, net	95	328	186
Accrued interest added to debt principal	—	—	119
Stock-based compensation	2,035	2,026	12,717
Impairment of long-lived assets	15,579	766	4,815
Impairment of goodwill	—	29,518	—
Gain on sale of UGSI	—	—	(75)
Gain on disposal of property, plant and equipment	(1,646)	(1,967)	(895)
Bad debt recoveries	(141)	(22)	(328)
Change in fair value of derivative warrant liability	—	(34)	(443)
Deferred income taxes	29	(90)	265
Other, net	768	340	355
Changes in operating assets and liabilities:
Accounts receivable	11,207	4,921	1,798
Prepaid expenses and other receivables	145	(729)	800
Accounts payable and accrued liabilities	58	(11,014)	3,634
Other assets and liabilities, net	565	1,230	(670)
Net cash provided by operating activities	13,165	6,519	9,449

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	3,225	6,979	19,140
Purchases of property, plant and equipment	(3,390)	(8,243)	(12,241)
Proceeds from the sale of UGSI	—	—	75
Cash paid for acquisitions, net of cash acquired	—	—	(42,292)
Net cash used in investing activities	(165)	(1,264)	(35,318)

Cash flows from financing activities:
Proceeds from Equipment loan	13,000	—	—
Payments on Commercial real estate loan	(68)	—	—
Proceeds from Commercial real estate loan	10,000	—	—
Proceeds from paycheck protection program loan	4,000	—	—
Proceeds from First and Second Lien Term Loans	—	—	10,000
Payments on First and Second Lien Term Loans	(27,021)	(4,949)	(13,434)
Proceeds from Revolving Facility	115,028	184,912	226,371
Payments on Revolving Facility	(115,028)	(184,912)	(226,371)
Proceeds from Bridge Term Loan	—	—	32,500
Payments on Bridge Term Loan	—	(31,382)	—
Payments for debt issuance costs	(928)	—	(167)
Proceeds from the issuance of stock	—	31,057	—

	Year Ended December 31,
	2020	2019	2018
Payments on finance leases and other financing activities	(1,993)	(2,229)	(1,856)
Net cash (used in) provided by financing activities	(3,010)	(7,503)	27,043
Change in cash, cash equivalents and restricted cash	9,990	(2,248)	1,174

Cash and cash equivalents, beginning of period	4,788	7,302	5,488
Restricted cash, beginning of period	922	656	1,296
Cash, cash equivalents and restricted cash, beginning of period	5,710	7,958	6,784
Cash and cash equivalents, end of period	12,880	4,788	7,302
Restricted cash, end of period	2,820	922	656
Cash, cash equivalents and restricted cash, end of period	$15,700	$5,710	$7,958

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,718	$4,259	$4,540
Cash paid for taxes, net	162	236	668
Property, plant and equipment purchases in accounts payable	503	467	786
Common stock issued to settle Bridge Term Loan	—	1,118	—
Conversion of accrued interest on principal debt balance	—	—	119
Deferred financing costs in accounts payable and accrued liabilities	—	—	441

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

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business, which is predominantly an oil producing region. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota.

Water Transport Services

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

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown and Wheeling, West Virginia, Williamsport and Wellsboro, Pennsylvania, and Cambridge and Cadiz, Ohio.

Water Transport Services

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

Water Transport Services

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

Basis of Presentation

In our opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth herein. All dollar and share amounts in the footnote tabular presentations are in thousands, except per share amounts and unless otherwise noted.

We have not included a statement of comprehensive income as there were no transactions to report in the 2020, 2019, or 2018 periods presented.

Use of Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared using the most current and best available information, however actual results could differ from those estimates.

Principles of Consolidation

Our consolidated financial statements include the accounts of Nuverra and our subsidiaries. All intercompany accounts, transactions and profits are eliminated in consolidation.

Note 3 - Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Restricted Cash

On the Effective Date, we entered into a $45.0 million First Lien Credit Agreement (the “First Lien Credit Agreement”) by and among the lenders party thereto (the “First Lien Credit Agreement Lenders”), ACF FinCo I, LP, as administrative agent (the “Credit Agreement Agent”), and the Company. Pursuant to the Credit Agreement, the First Lien Credit Agreement Lenders agreed to extend to the Company a $30.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $15.0 million senior secured term loan facility (the “First Lien Term Loan”). As our collections on our accounts receivable served as collateral on the Revolving Facility, all amounts collected were initially recorded to “Restricted cash” on the consolidated balance sheet as these funds are not available for operations until our Credit Agreement Lenders released the funds to us approximately one day later. As such, our restricted cash balance was generally anywhere between $0.2 million and $2.0 million at any given time depending upon recent collections.

On November 16, 2020, we entered into a Loan Agreement (the “Master Loan Agreement”) with First International Bank & Trust, a North Dakota banking corporation (the “Lender”), for: (i) a $13.0 million equipment term loan (the “Equipment Loan”); (ii) a $10.0 million real estate term loan (the “CRE Loan”); (iii) a $5.0 million operating line of credit (the “Operating LOC Loan”); and a (iv) $4.839 million letter of credit facility (the “Letter of Credit Facility”), which may be collectively may be referred to as the “Loans”. The Master Loan Agreement also requires the Company deposit into a reserve account held by the Lender (the “Reserve Account”) the sum of $2.5 million and make additional monthly deposits of $100,000 into the Reserve Account. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under the First Lien Credit Agreement and Second Lien Term Loan Agreement (as defined below) totaling $12.6 million and $8.3 million, respectively. Funds held in the Reserve Account are not accessible by the Company and are pledged as additional security for the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility. We had a restricted cash balance of $2.8 million and $0.9 million as of December 31, 2020 and 2019, respectively.

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

Unbilled accounts receivable result from revenue earned for services rendered where customer billing is still in progress at the balance sheet date. Such amounts totaled approximately $4.5 million and $10.5 million at December 31, 2020 and 2019, respectively.

The following table summarizes activity in the allowance for doubtful accounts:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Balance at beginning of period	$1,265	$1,590	$1,921
Bad debt (recoveries) expense	(141)	(22)	(328)
Write-offs, net	(96)	(303)	(3)
Balance at end of period	$1,028	$1,265	$1,590

Inventories

Inventories consist of bulk fuel and parts to repair equipment such as trucks, trailers, rental equipment and disposal wells, which are used for completion activities. Inventory costs are determined under the weighted-average method.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of our accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

Our derivative warrant liability is adjusted to reflect the estimated fair value periodically, with any decrease or increase in the estimated fair value recorded in “Other income, net” in the consolidated statements of operations. We used Level 3 inputs for the valuation methodology of the derivative liabilities. See Note 13 and Note 14 for disclosures on the fair value of our derivative warrants.

The fair value of our Operating LOC Loan, Equipment Loan and CRE Loan, and other debt obligations including a vehicle term loan, equipment finance loan and finance leases secured by various properties and equipment, bears interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value. See Note 12 for disclosures on the fair value of our debt instruments at December 31, 2020.

Property, Plant and Equipment

Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets ranging from two to thirty-nine years. Our landfill is depreciated using the units-of-consumption method based on estimated remaining airspace. Leasehold improvements are depreciated over the life of the lease or the life of the asset, whichever is shorter. The range of useful lives for the components of property, plant and equipment are as follows:

Buildings	15-39 years
Building and land improvements	5-20 years
Pipelines	10-30 years
Disposal wells	3-10 years
Machinery and equipment	2-15 years
Equipment under finance leases	4-6 years
Motor vehicles and trailers	3-10 years
Rental equipment	5-10 years
Office equipment	3-7 years

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

Debt Issuance Costs

We capitalize costs associated with the issuance of debt and amortize them as additional interest expense over the lives of the respective debt instrument on a straight-line basis, which approximates the effective interest method. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized balance of debt issuance costs presented in “Long-term debt” was $0.9 million and $0.1 million at December 31, 2020 and 2019, respectively.

Deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset. There were no debt issuance costs that met the definition of an asset as of December 31, 2020 and 2019.

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill is not amortized but is subject to annual impairment tests. Our goodwill was tested for impairment annually at October 1st and more frequently if events or circumstances lead to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it was not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test was unnecessary. In the event a determination was made that it was more likely than not that the fair value of a reporting unit was less than its carrying value, the goodwill impairment test was performed. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit was not considered to be impaired. If the carrying amount of a reporting unit exceeded its fair value, since we adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, an impairment charge was recorded based on the excess of a reporting unit’s carrying amount over its fair value.

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

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives using either the straight-line method or an accelerated method based upon estimated future cash flows. Intangible assets consist of disposal permits and trade names. See Note 9 for additional information.

Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to the sum of the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to various factors, including changes in economic conditions or changes in an asset’s operating performance. Long-lived assets are grouped at the business line level within each basin for purposes of assessing their recoverability as we concluded that the basin level is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. For assets that do not pass the recoverability test, the asset group’s fair value is compared to the carrying amount. If the asset group’s fair value is less than the carrying amount, impairment losses are recorded for the amount by which the carrying amount of such assets exceeds the fair value. See Note 8 for additional information.

We also record impairment charges for assets that are held for sale. In accordance with applicable accounting guidance, assets that are held for sale are recorded at the lower of net book value or fair value less costs to sell. These assets are reclassified to a separate line on the consolidated balance sheet called “Assets held for sale.” Upon reclassification, we cease to recognize depreciation expense on the assets. If the fair value of the assets reclassified as held for sale is lower than the net book value, we record the appropriate impairment charge to write the asset down to fair value (See Note 8 for additional information).

Asset Retirement Obligations

Retirement obligations associated with long-lived assets are those for which there is an obligation for closure costs and/or site remediation costs at the end of the assets’ useful lives. We have asset retirement obligations associated with our salt water disposal wells and landfills. We record the fair value of estimated asset retirement obligations in the period incurred in “Other long-term liabilities” in the accompanying consolidated balance sheets. The offset to the liability is capitalized as part of the related long-lived assets’ carrying value. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to interest expense (See Note 15 for additional information). The asset retirement costs included in the long-lived assets’ carrying value are depreciated on a straight-line basis for salt water disposal wells and a units-of-consumption basis for landfill costs over the assets’ respective useful lives.

Leases

We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carryforward the historical lease classification. In addition, we have made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will continue to recognize those lease payments in the consolidated statement of operations on a straight-line basis over the lease term. Lease terms within our lessee arrangements may include options to extend or renew when it is reasonably certain that we will exercise such options. Variable lease payments such as royalties and taxes are recognized in profit and loss and are disclosed as “variable lease cost” in the period they are incurred.

Revenue Recognition

Revenues are generated upon the performance of contracted services under formal and informal contracts with direct customers. Taxes assessed on sales transactions are excluded from revenue. See Note 4 for a detailed discussion on our revenue recognition.

Concentration of Customer Risk

Three of our customers comprised 34%, 31% and 30% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively, and 27%, 32% and 36% of our consolidated accounts receivable at December 31, 2020, 2019 and 2018, respectively.

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

We measure and record tax contingency accruals in accordance with GAAP, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold may be recognized or continue to be recognized. A tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. See Note 19 for further details on our income taxes.

Share-Based Compensation

We granted equity-classified awards to certain of our employees and directors and we account for the awards based on fair value measurement guidance. Generally, awards of stock options granted to employees vest in equal increments over a three-year service period from the date of grant and awards of restricted stock awards or units vest over a one, two or three year service period from the date of grant. The grant date fair value of the award is recognized to expense on a straight-line basis over the requisite service period. See Note 18 for additional information.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Liquidity

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. Additionally, due to the coronavirus disease 2019 (“COVID-19”) outbreak, there has been a significant decline in oil and natural gas demand, which has negatively impacted our customers’ demand for our services, resulting in uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition. Due to the uncertainty of future oil and natural gas prices and the continued effects of the COVID-19 outbreak, for the foreseeable future we anticipate our customers’ crude or natural gas liquids drilling and completion activity to continue to operate at lower levels.

In order to mitigate these conditions, the Company implemented various initiatives during 2020 that positively impacted our operations, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. With the goal of improving liquidity, on November 16, 2020, the Company entered into the Master Loan Agreement with Lender for (i) the Equipment Loan; (ii) the CRE Loan; (iii) the Operating LOC Loan; and (iv) the Letter of Credit Facility. As the result of this new arrangement, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the First Lien Credit Agreement and the Second Lien Term Loan Credit Agreement. In addition, on January 25, 2021, the Letter of Credit Facility was amended in order to increase by $510,000 the maximum availability under the Letter of Credit Facility. As amended, the Letter of Credit Facility provides for the issuance of letters of credit of up to $5.349 million in aggregate face amount and is evidenced by an Amended and Restated Promissory Note (Letter of Credit Loan) dated January 25, 2021. All other terms of the Letter of Credit Facility remain unchanged.

We believe that as a result of the cost reduction initiatives and the extended maturity dates of our new credit facilities, our cash flow from operations, together with cash on hand and other available liquidity, will provide sufficient liquidity to fund operations for at least the next twelve months.

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this Topic 740 on January 1, 2021. We believe the adoption of the new tax standard will not have a material effect on our consolidated financial statements.

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

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The amendments to ASU No. 2020-08 clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. For public business entities, the amendments take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply the amendments in ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. We do not expect the adoption of the new standard to have a material effect on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard is part of a standing FASB project designed to address minor improvements to GAAP that are deemed necessary by the board. The project makes it possible to update the codification for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor changes. The amendments in Sections B and C of ASU No. 2020-10 are effective for annual periods beginning after December 15, 2020 for public business entities. Early application of the amendments is permitted for public business entities for any annual or interim period for which financial statements have not been issued. We do not expect the adoption of the new standard to have a material effect on our consolidated financial statements.

Note 4 - Revenue

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

Contract Assets

During 2019, we recorded a contract asset as a result of a contract modification for disposal services. The contract asset has been fully collected as of December 31, 2020. The contract asset is included in “Other current assets” on the consolidated balance sheets.

	2020	2019
Balance at the beginning of the period (January 1)	$231	$—
Balance at the end of the period (December 31)	—	231
Increase/(decrease)	$(231)	$231

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$39,997	$24,301	$8,935	$—	$73,233
Disposal Services	8,241	8,551	7,669	—	24,461
Other Revenue	3,806	1,200	110	—	5,116
Total Service Revenue	52,044	34,052	16,714	—	102,810

Rental Revenue	7,349	121	7	—	7,477

Total Revenue	$59,393	$34,173	$16,721	$—	$110,287

	Year Ended December 31, 2019
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$64,265	$29,944	$10,275	$—	$104,484
Disposal Services	17,778	12,491	10,150	—	40,419
Other Revenue	6,126	1,279	233	—	7,638
Total Service Revenue	88,169	43,714	20,658	—	152,541

Rental Revenue	15,383	287	27	—	15,697

Total Revenue	$103,552	$44,001	$20,685	$—	$168,238

	Year Ended December 31, 2018
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$84,312	$35,134	$19,777	$—	$139,223
Disposal Services	17,660	6,409	5,636	—	29,705
Other Revenue	10,718	1,776	371	—	12,865
Total Service Revenue	112,690	43,319	25,784	—	181,793

Rental Revenue	15,068	245	368	—	15,681

Total Revenue	$127,758	$43,564	$26,152	$—	$197,474

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

Disposal Services

Revenues for disposal services are generated through fees charged for disposal of fluids into disposal wells and disposal of oilfield wastes in our landfill. Disposal rates are generally based on a fixed fee per barrel of produced water, or on a per ton basis for landfill disposal, with revenues recognized once the disposal has occurred. The performance obligation for disposal services is considered complete once the disposal occurs. Therefore, disposal services revenues are recognized at a point in time.

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

Rental Revenue

We generate rental revenue from the rental of equipment used in wellsite services. Rental rates are based upon negotiated rates with our customers and revenue is recognized over the rental service period. Revenues from rental equipment are not within the scope of the new revenue standard, but rather are recognized under ASC 840, Leases. As of January 1, 2019, the Company is recognizing the revenues from rental equipment under ASC 842, Leases, as a lessor. As the rental service period for our equipment is very short term in nature and does not include any sales-type or direct financing leases, nor any variable rental components, the adoption of ASC 842 in 2019 did not have a material impact upon our consolidated statements of operations.

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

Most of our leases have remaining lease terms of less than one year to 14 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $2.5 million under the residual value guarantees, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Year Ended
Lease Cost	Classification	December 31, 2020	December 31, 2019
Operating lease cost (a)	General and administrative expenses	$2,088	$3,034
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	2,294	2,797
Interest on lease liabilities	Interest expense, net	561	538
Variable lease cost	General and administrative expenses	2,839	4,184
Sublease income	Other income, net	(94)	(90)
Total net lease cost		$7,688	$10,463

(a)     Includes short-term leases, which represented $0.4 million and $0.8 million of the balance for the years ended December 31, 2020 and December 31, 2019, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	December 31, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$1,691	$2,886
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	6,185	8,202
Total lease assets		$7,876	$11,088

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$331	$1,442
Finance lease liabilities	Current portion of long-term debt	1,420	1,443
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,360	1,457
Finance lease liabilities	Long-term debt	6,161	7,341
Total lease liabilities		$9,272	$11,683

(a)     Finance lease assets are recorded net of accumulated amortization of $3.9 million and $1.7 million as of December 31, 2020 and December 31, 2019, respectively.

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	39.9	25.1
Finance leases	3.2	4.3

Weighted-average discount rate:
Operating leases	10.08%	8.51%
Finance leases	6.77%	6.77%

	Year Ended
Supplemental Disclosure of Cash Flow Information and Other Information	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,088	$3,034
Operating cash flows from finance leases	565	538
Financing cash flows from finance leases	1,501	1,793

Leased assets obtained in exchange for new operating lease liabilities	$—	$196
Leased assets obtained in exchange for new finance lease liabilities	470	9,469

Maturities of lease liabilities were as follows:

	December 31, 2020
	Operating Leases (a)	Finance Leases (b)
2021	$489	$1,901
2022	347	1,832
2023	200	3,447
2024	189	383
2025	189	423
Thereafter	6,514	1,062
Total lease payments	7,928	9,048
Less amount representing executory costs (c)	—	—
Net lease payments	7,928	9,048
Less amount representing interest	(6,237)	(1,467)
Present value of total lease liabilities	1,691	7,581
Less current lease liabilities	(331)	(1,420)
Long-term lease liabilities	$1,360	$6,161

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

Disclosures related to periods prior to adoption of ASC 842

Lease expense under operating leases was approximately $4.6 million during the year ended December 31, 2018.

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

Consideration consisted of $42.3 million in cash which was funded primarily by a $32.5 million bridge loan (the “Bridge Term Loan”) that was repaid during 2019 with proceeds from an offering to our shareholders to purchase shares of our common stock on a pro rata basis with an aggregate offering price of $32.5 million (the “Rights Offering”). The Bridge Term Loan was extended pursuant to the Bridge Term Loan Agreement, entered October 5, 2018 (the “Bridge Term Loan Credit Agreement”), with the lenders party thereto (the “Bridge Term Loan Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent (“Wilmington”). In addition, our First Lien Credit Agreement Lenders provided us with $10.0 million in additional proceeds under the First Lien Term Loan which was used to finance a portion of the Clearwater Acquisition. See Note 16 on Equity for further details on the Rights Offering.

During 2019, we recorded an adjustment for the backstop fee for the Rights Offering (see Note 16 for further details) to additional paid-in-capital which was previously expensed and resulted in a credit of $0.3 million to general and administrative costs in the accompanying consolidated statements of operations. Total adjusted transaction costs for the Clearwater Acquisition were $1.1 million, the majority of which were recorded during the year ended December 31, 2018. The results of operations for the Clearwater Acquisition were not material to our consolidated statement of operations for the year ended December 31, 2018.

Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. The final working capital was agreed upon during the three months ended March 31, 2019, which resulted in no changes to the purchase price allocation.

Pro forma financial information is not presented as fiscal 2018 revenues and earnings of the Clearwater Acquisition were not material to our consolidated statements of operations.

Note 7 - Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2020	2019
Land	$7,819	$8,454
Buildings	20,010	26,401
Building, leasehold and land improvements	6,718	8,022
Pipelines	67,278	67,249
Disposal wells	78,046	76,518
Landfill	1,074	5,587
Machinery and equipment	17,029	20,430
Equipment under finance leases	10,072	9,932
Motor vehicles and trailers	35,164	39,679
Rental equipment	19,227	20,605
Office equipment	3,227	3,930
	265,664	286,807
Less accumulated depreciation	(114,947)	(98,003)
Construction in process	447	2,013
Property, plant and equipment, net	$151,164	$190,817

For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $28.2 million, $35.7 million and $46.2 million, respectively. See Note 8 for discussion on impairment charges recorded for long-lived assets during the years ended December 31, 2020, 2019 and 2018.

Note 8 - Assets Held for Sale and Impairment

Impairment Charges

Impairment charges recorded for the years ended December 31, 2020, 2019 and 2018 by reportable segment were as follows:

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Year Ended December 31, 2020
Impairment of property, plant and equipment, net	$12,183	$—	$3,396	$—	$15,579
Impairment of intangibles, net	—	—	—	—	—
Total	$12,183	$—	$3,396	$—	$15,579

Year Ended December 31, 2019
Impairment of property, plant and equipment, net	$120	$646	$—	$—	$766
Impairment of goodwill	4,922	21,861	2,735	—	29,518
Total	$5,042	$22,507	$2,735	$—	$30,284

Year Ended December 31, 2018
Impairment of property, plant and equipment, net	$—	$69	$4,414	$332	$4,815
Total	$—	$69	$4,414	$332	$4,815

The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 3 inputs as described in Note 14.

Assets Held for Sale

During the year ended December 31, 2020, certain property classified as “Assets held for sale” on the consolidated balance sheet located in the Rocky Mountain division was re-evaluated for impairment based on an accepted offer from a buyer that indicated fair value of the real property was lower than its net book value, and impairment charges of $0.6 million were recorded during 2020, related to the Rocky Mountain division, which is included in “Impairment of long-lived assets” on our consolidated statements of operations.

During the year ended December 31, 2019, management approved plans to sell real properties located in the Northeast and Rocky Mountain divisions. As a result, management began to actively market the properties, which were expected to sell within one year. In accordance with applicable accounting guidance, the real property was recorded at the lower of net book value or fair value less costs to sell and reclassified to “Assets held for sale” on the consolidated balance sheet during year ended December 31, 2019. As the fair value of the real property reclassified as held for sale in the Rocky Mountain and Northeast divisions was lower than its net book value, impairment charges of $0.8 million were recorded during the year ended December 31, 2019, which is included in “Impairment of long-lived assets” on our consolidated statements of operations. Of the impairment charges recorded during the year ended December 31, 2019, $0.7 million related to the Northeast division and $0.1 million related to the Rocky Mountain division.

During the year ended December 31, 2018, management approved plans to sell certain assets located in the Southern division as a result of exiting the Eagle Ford shale area. As a result, management began to actively market these assets, which were expected to sell within one year. See Note 10 for additional details on the exit of the Eagle Ford shale area. In addition, management approved the sale of certain assets, primarily frac tanks, located in the Northeast division, that were expected to sell within one year. As the fair value of these assets reclassified as held for sale was lower than the net book value, impairment charges of $4.8 million were recorded, which is included in “Impairment of long-lived assets” on our consolidated statements of operations. Of the impairment charges recorded during the year ended December 31, 2018, $4.4 million related to the Southern division for the Eagle Ford exit, $0.3 million related to the Corporate division for the sale of certain real property in Texas approved to be sold as part of the Eagle Ford exit, and $0.1 million related to the Northeast division.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During 2020, there was a significant decline in oil prices due to the impacts of the outbreak of COVID-19 and the oil supply conflict between two major oil producing countries, which resulted in a decrease in activities by our customers. As a result of these events, we determined that there were indicators that the carrying value of our assets may not be recoverable.

Our impairment review during the year ended December 31, 2020 concluded that the carrying values of the assets associated with the landfill in the Rocky Mountain division and trucking equipment in the Southern division were not recoverable as the carrying value exceeded our estimate of future undiscounted cash flows for these asset groups. As a result, we recorded an impairment charge of $15.0 million during the year ended December 31, 2020 as the carrying value exceeded fair value, which is included in “Impairment of long-lived assets” on our consolidated statements of operations. The fair value of the assets associated with the landfill and trucking equipment asset groups was determined using discounted estimated future cash flows. Of the impairment charges recorded during the year ended December 31, 2020, $11.6 million related to the Rocky Mountain division and $3.4 million related to the Southern division.

There were no indicators of impairment for our long-lived assets during the years ended December 31, 2019 and 2018.

Impairment of Goodwill

As of October 1, 2019, and prior to the annual goodwill impairment test, our goodwill balance by reportable operating segment was $21.9 million for the Northeast division, $4.9 million for the Rocky Mountain division, and $2.7 million for the Southern division. The goodwill balance was comprised of $27.1 million that was recorded as a result of fresh start accounting adjustments upon emergence from chapter 11 in 2017, and $2.4 million recorded as a result of the acquisition of Clearwater in 2018.

Upon completing the qualitative analysis, due to a decline in demand and pricing for our services and a decline in the market price of our common stock, we determined that potential indicators of impairment existed during 2019. Therefore, at October 1, 2019, we performed Step One of the goodwill impairment test for all three reporting units. To measure the fair value of the three reporting units, we used a combination of the discounted cash flow method and the guideline public company method. Based upon the results of the first step of the goodwill impairment test, we concluded that the fair value of all three reporting units was less than the carrying value of each reporting unit. Due to the adoption of ASU No. 2017-04, if the carrying amount of a reporting unit exceeds its fair value an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. The difference in the carrying value over the fair value for all divisions exceeded the existing goodwill balance recorded for each reporting unit. As a result, during the three months ended December 31, 2019, we recorded total goodwill impairment charges of $29.5 million, of which $21.9 million related to the Northeast division, $4.9 million for the Rocky Mountain division, and $2.7 million for the Southern division. This impairment charge is shown as “Impairment of goodwill” in the consolidated statements of operations.

Note 9 - Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2019 are as follows:

December 31, 2019
Balance at beginning of period	$29,518
Impairment of goodwill	(29,518)
Balance at end of period	$—

As previously discussed in Note 8, we recorded goodwill impairment charges of $29.5 million for the Northeast, Rocky Mountain and Southern divisions during the year ended December 31, 2019. As of December 31, 2019, no goodwill is outstanding.

Intangible Assets

The following table provides intangible assets subject to amortization as of December 31, 2020 and 2019:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Disposal permits	$540	$(346)	$194	4.8
Trade name	799	(799)	—	0.0
Total intangible assets	$1,339	$(1,145)	$194	4.8

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Disposal permits	$554	$(269)	$285	5.0
Trade name	799	(444)	355	1.0
Total intangible assets	$1,353	$(713)	$640	2.8

The gross carrying value of the disposal permits decreased by $14.0 thousand during the year ended December 31, 2020 due to the sale of disposal permits in the Northeast division. The disposal permits are related to the Rocky Mountain, Northeast and Southern divisions. The trade name is from the acquisition of Clearwater in the Northeast division in 2018 (as previously discussed in Note 6), and was fully amortized as of December 31, 2020. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

For the years ended December 31, 2020, 2019 and 2018, amortization expense was $0.4 million, $0.5 million and $0.2 million, respectively, and is characterized as a component of “Depreciation and amortization” in the consolidated statements of operations.

As of December 31, 2020, future amortization expense of intangible assets is estimated to be:

2021	$52
2022	47
2023	33
2024	22
2025	20
Thereafter	20
Total	$194

Note 10 - Reorganization Items and Exit Costs

Reorganization Items, net

Reorganization items, net represents liabilities settled, net of amounts incurred subsequent to the chapter 11 filing as a direct result of the Plan and are classified as “Reorganization items, net” in our consolidated statements of operations.

The following table summarizes reorganization items, net for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Professional and insurance fees	$(111)	$(200)	$(246)
Other costs (a)	—	—	(1,433)
Reorganization items, net	$(111)	$(200)	$(1,679)

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

There is no remaining liability for the Eagle Ford exit as of December 31, 2019.

Note 11 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Accrued payroll and employee benefits	$2,353	$1,837
Accrued insurance	2,263	2,569
Accrued operating costs	2,683	2,653
Accrued taxes	1,282	695
Accrued legal	294	295
Accrued interest	56	179
Accrued other	288	394
Current operating lease liabilities	331	1,442
Total accrued and other current liabilities	$9,550	$10,064

Note 12 - Debt

Debt consisted of the following at December 31, 2020 and December 31, 2019:

			December 31, 2020		December 31, 2019
	Interest Rate	Maturity Date	Unamortized Debt Issuance Costs (k)	Carrying Value of Debt (m)	Carrying Value of Debt (m)
Operating LOC Loan (a)	7.00%	Nov. 2021	$181	$—	$—
Equipment Loan (b)	3.14%	Nov. 2025	398	13,000	—
CRE Loan (c)	6.50%	Nov. 2032	349	9,932	—
Letter of Credit Facility (d)	7.00%	May 2022	—	—	—
First Lien Term Loan (e)	8.25%	May 2022	—	—	18,008
Second Lien Term Loan (f)	11.00%	Nov. 2022	—	—	9,013
PPP Loan (g)	1.00%	May 2022		4,000	—
Vehicle Term Loan (h)	5.27%	Dec. 2021	—	363	725
Equipment Finance Loan (i)	6.50%	Nov. 2022	—	158	—
Finance leases (j)	6.77%	Various	—	7,581	8,784
Total debt			$928	35,034	36,530
Debt issuance costs presented with debt (k)				(928)	(95)
Total debt, net				34,106	36,435
Less: current portion of long-term debt (l)				(2,433)	(6,430)
Long-term debt				$31,673	$30,005
_____________________

(a)    Interest on the Operating LOC Loan accrues at an annual rate equal to the Prime Rate of plus 3.75%, with an interest floor of 7.00%.
(b)    Interest on the Equipment Loan accrues at an annual rate equal to the LIBOR Rate plus 3.00%.
(c)    Interest on the CRE Loan accrues at an annual rate equal to the Federal Home Loan Bank Rate of Des Moines three-year advance rate plus 4.50%, with an interest rate floor of 6.50%.
(d)    The interest rate presented represented the interest rate on the $4.839 million letter of credit facility.
(e)    Interest on the First Lien Term Loan accrued at an annual rate equal to the LIBOR Rate plus 7.25%. This loan was paid in full in November 2020.
(f)    Interest on the Second Lien Term Loan (as defined below) accrued at an annual rate equal to 11.0%, payable in cash, in arrears, on the first day of each month. This loan was paid in full in November 2020.
(g)    Interest on the PPP Loan (as defined below) accrues at an annual rate of 1.00%.
(h)    Interest on the Vehicle Term Loan (as defined below) accrues at an annual rate of 5.27%.
(i)    Interest on the Equipment Finance Loan (as defined below) accrues at an annual rate of 6.50%.
(j)    Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.77%, which mature in varying installments between 2020 and 2029.
(k)    The debt issuance costs as of December 31, 2020 resulted from refinancing the debt with First International Bank.
(l)    The principal payments due within one year for the CRE Loan, Vehicle Term Loan, Equipment Finance Loan and finance leases are included in current portion of long-term debt as of December 31, 2020.
(m)    Our Operating LOC Loan, Equipment Loan, CRE Loan, Vehicle Term Loan, Equipment Finance Loan and finance leases bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

Indebtedness

As of December 31, 2020, we had $35.0 million of indebtedness outstanding, consisting of $13.0 million under the Equipment Loan, $9.9 million under the CRE Loan, $4.0 million under the PPP Loan, $0.4 million under the Vehicle Term Loan (defined below), $0.2 million under the Equipment Finance Loan (defined below), and $7.6 million of finance leases for vehicle financings and real property leases.

As further described below, our Operating LOC Loan, CRE Loan, and Equipment Loan contain certain affirmative and negative covenants, including a minimum debt service coverage ratio (“DSCR”), beginning December 31, 2021, as well as other terms and conditions that are customary for loans of this type. As of December 31, 2020, we were in compliance with all covenants.

Master Loan Agreement

On November 16, 2020, the Company entered into the Master Loan Agreement with Lender. Pursuant to the Master Loan Agreement, Lender agreed to extend to the Company: (i) the Equipment Loan that is subject to the Main Street Priority Loan Facility (the “MSPLF”) as established by the Board of Governors of the Federal Reserve System under Section 13(3) of the Federal Reserve Act; (ii) the CRE Loan; (iii) the Operating LOC Loan; and (iv) the Letter of Credit Facility. On November 18, 2020, the Company was advised by Lender that the Equipment Loan had been approved as a MSPLF, and the Loans were funded and closed on November 20, 2020. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under the First Lien Credit Agreement and Second Lien Term Loan Agreement totaling $12.6 million and $8.3 million, respectively.

On January 25, 2021, the Letter of Credit Facility was amended in order to increase by $510,000 the maximum availability under the Letter of Credit Facility. As amended, the Letter of Credit Facility provides for the issuance of letters of credit of up to $5.349 million in aggregate face amount, and all other terms of the Letter of Credit Facility remain unchanged.

The terms of the Master Loan Agreement provide for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. Pursuant to the Master Loan Agreement, the Company must maintain a minimum DSCR of 1.35 to 1.00 beginning December 31, 2021 and annually on December 31 of each year thereafter. The DSCR means the ratio of (i) Adjusted EBITDA to (ii) the annual debt service obligations (less subordinated debt annual debt service) of the Company, calculated based on the actual four quarters ended on the applicable December 31 measurement date. If the DSCR falls below 1.35 to 1.00, then in addition to all other rights and remedies available to Lender, the interest rates on the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility will increase by 1.5% until the minimum DSCR is maintained. The Company may cure a failure to comply with the DSCR by issuing equity interests in the Company for cash and applying the proceeds to the applicable Adjusted EBITDA measurement.

In addition, the Master Loan Agreement limits capital expenditures to $7.5 million annually and requires the Company to maintain a positive working capital position of at least $7.0 million at all times. The Master Loan Agreement also requires the Company deposit into the Reserve Account the sum of $2.5 million and make additional monthly deposits of $100 thousand into the Reserve Account. Funds held in the Reserve Account are not accessible by the Company and are pledged as additional security for the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility.

Equipment Loan

The Equipment Loan is evidenced by that certain Promissory Note (Equipment Loan) executed by the Company in the original principal amount of $13.0 million. The Equipment Loan bears interest at a rate of one-month US dollar LIBOR plus 3.00%. Interest payments during the first year will be deferred and added to the loan balance and principal payments during the first two years will be deferred. Monthly amortization of principal will commence on December 1, 2022, with principal amortization payments due in annual installments of 15% on November 16, 2023, 15% on November 16, 2024, and the remaining 70% on the maturity date of November 16, 2025. The Equipment Loan, plus accrued and unpaid interest, may be prepaid at any time at par. The entire outstanding principal balance of the Equipment Loan together with all accrued and unpaid interest is due and payable in full on November 16, 2025. In connection with the Equipment Loan, the Company paid a $130 thousand origination fee to Lender and a $130 thousand origination fee to MSPLF.

The Equipment Loan includes all covenants and certifications required by the MSPLF, including, without limitation, the MSPLF Borrower Certifications and Covenants Instructions and Guidance. In connection with the same, the Company delivered a Borrower Certifications and Covenants (the “MS Certifications and Covenants”) to MS Facilities LLC, a Delaware limited liability company, a special purpose vehicle of the Federal Reserve. Under the MS Certifications and Covenants, the Company is subject to certain restrictive covenants during the period that the Equipment Loan is outstanding and, with respect to certain of those restrictive covenants, for an additional one year period after the Equipment Loan is repaid, including restrictions on the Company’s ability to repurchase stock, pay dividends or make other distributions and limitations on executive compensation and severance arrangements. The Equipment Loan is secured by a first lien security interest in all equipment and titled vehicles of the Company and its subsidiaries.

CRE Loan

The CRE Loan is evidenced by that certain Promissory Note (Real Estate) executed by the Company in the original principal amount of $10.0 million. The CRE Loan bears interest at the Federal Home Loan Bank Rate of Des Moines three-year advance rate plus 4.50% with an interest rate floor of 6.50%. The CRE Loan has a twelve-year maturity. The Company is required to make monthly principal and interest payments, and monthly escrow deposits for real estate taxes and insurance. The entire outstanding principal balance of the CRE Loan together with all accrued and unpaid interest is due and payable in full on November 13, 2032. In connection with the CRE Loan, the Company paid a $150 thousand origination fee to Lender.

The CRE Loan is secured by a first lien real estate mortgage on certain real estate owned by the Company and its subsidiaries and by the Reserve Account. The Company will incur a declining prepayment premium of 6%, 5%, 4%, 3%, 2%, and 1% of the outstanding principal balance of the CRE Loan over the first six years of the loan, respectively. The Company is not permitted to prepay the principal of the CRE Loan more than 5% per year without Lender’s prior written approval.

Operating LOC Loan

The Operating LOC Loan is evidenced by that certain Revolving Promissory Note (Operating Line of Credit Loan) executed by the Company in the original maximum principal amount of $5.0 million. The Operating LOC Loan bears interest at a variable rate, adjusting daily, equal to the Prime Rate plus 3.75%, with an interest rate floor of 7.00%. In connection with the Operating LOC Loan, the Company paid a $50 thousand origination fee to Lender. The Operating LOC Loan is currently undrawn and fully available to the Company.

The Operating LOC Loan is secured by a first lien security interest in all business assets of the Company and its subsidiaries, including without limitation all accounts receivable, inventory, trademarks and intellectual property licenses to which it is a party and by the Reserve Account. The entire outstanding principal balance of the Operating LOC Loan together with all accrued and unpaid interest is due and payable in full on November 14, 2021.

Letter of Credit Facility

The Letter of Credit Facility provides for the issuance of letters of credit of up to $4.839 million in aggregate face amount and is evidenced by that certain Promissory Note (Letter of Credit Loan) executed by the Company. Amounts drawn on letters of credit issued under the Letter of Credit Facility bear interest at a variable rate, adjusting daily, equal to the Prime Rate plus 3.75%, with an interest rate floor of 7.00%. The Letter of Credit Facility has a one-year final maturity on November 19, 2021.

On January 25, 2021, the Letter of Credit Facility was amended in order to increase by $510,000 the maximum availability thereunder. As amended, the Letter of Credit Facility provides for the issuance of letters of credit of up to $5.349 million in aggregate face amount and is evidenced by that certain Amended and Restated Promissory Note (Letter of Credit Loan), dated January 25, 2021, executed by the Company.

In connection with the Letter of Credit Facility, the Company is required to pay an annual fee equal to 3.00% of the maximum undrawn face amount of each letter of credit issued thereunder. The Letter of Credit Facility is secured by a first lien security interest in all business assets of the Company and its subsidiaries and by the Reserve Account.

First Lien Credit Agreement

On the Effective Date, pursuant to the Plan, the Company entered into the First Lien Credit Agreement by and among the First Lien Credit Agreement Lenders, the Credit Agreement Agent, and the Company. Pursuant to the First Lien Credit Agreement, the First Lien Credit Agreement Lenders agreed to extend to the Company the Revolving Facility and the First Lien Term Loan. The First Lien Credit Agreement also contained an accordion feature that provided for an increase in availability of up to an additional $20.0 million, subject to the satisfaction of certain terms and conditions contained in the First Lien Credit Agreement.

On October 5, 2018, in connection with the Clearwater Acquisition, we entered into a First Amendment to the Credit Agreement (the “First Amendment to the Credit Agreement”) with the First Lien Credit Agreement Lenders and the Credit Agreement Agent, which amended the First Lien Credit Agreement. Pursuant to the First Amendment to the Credit Agreement, the Credit Agreement Lenders provided us with an additional term loan under the First Lien Credit Agreement in the amount of $10.0 million, which was used to finance a portion of the Clearwater Acquisition.

On July 13, 2020, the Company entered into the Third Amendment to First Lien Credit Agreement (the “Third Amendment to First Lien Credit Agreement”) with the First Lien Credit Agreement Lenders and Credit Agreement Agent, which further amended the First Lien Credit Agreement to extend the maturity date from February 7, 2021 to May 15, 2022. In connection with the Third Amendment to First Lien Credit Amendment, on July 13, 2020, the Company repaid $2.5 million of the outstanding principal amount of the First Lien Term Loan.

The Company made a liquidated damages payment in the amount of $0.5 million and paid a deferred amendment fee of $325 thousand as a result of the repayment of indebtedness and termination of the First Lien Credit Agreement. The Company also deposited approximately $5.1 million as cash collateral to secure outstanding letters of credit, which will be released and refunded to the Company upon cancellation of such outstanding letters of credit as replacements are issued under the Letter of Credit Facility. In connection with the repayment of outstanding indebtedness by the Company, the Company was permanently released from all security interests, mortgages, liens and encumbrances under the First Lien Credit Agreement.

On November 20, 2020, in connection with the Master Loan agreement, all amounts outstanding under the First Lien Term Loan totaling $12.6 million were repaid in full, and all of the commitments and obligations under the First Lien Credit Agreement were terminated.

Second Lien Term Loan Credit Agreement

On the Effective Date, pursuant to the Plan, the Company also entered into the Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto (the “Second Lien Term Loan Lenders”), Wilmington, and the Company. Pursuant to the Second Lien Term Loan Agreement, the Second Lien Term Loan Lenders agreed to extend to the Company a $26.8 million second lien term loan facility (the “Second Lien Term Loan”), of which $21.1 million was advanced on the Effective Date and up to an additional $5.7 million was available at the request of the Company after the closing date subject to the satisfaction of certain terms and conditions specified in the Second Lien Term Loan Agreement.

On July 13, 2020, the Company entered into a Second Amendment to Credit Agreement with the lenders party thereto and Wilmington, which amended the Second Lien Term Loan Credit Agreement to extend the maturity date from October 7, 2021 to November 15, 2022.

On November 20, 2020, in connection with the Master Loan Agreement above, all amounts outstanding under the Second Lien Term Loan Agreement totaling $8.3 million were repaid in full, and all of the commitments and obligations under the Second Lien Term Loan Agreement were terminated. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Second Lien Term Loan Agreement. In connection with the repayment of outstanding indebtedness by the Company, the Company was permanently released from all security interests, mortgages, liens and encumbrances under the Second Lien Term Loan Credit Agreement.

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

In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to: (i) provisions relating to the maturity of PPP loans, (ii) the deferral period covering PPP loan payments and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after the date of the enactment of the Flexibility Act (“June 5, 2020”) and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement. As of the date of this filing, the Company has not approached the PPP Lender to request an extension of the maturity date from two years to five years. The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or 24 weeks.

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and applied for forgiveness of the PPP Loan during September 2020 in accordance with the terms of the PPP, but no assurance can be given that the PPP Borrower will obtain forgiveness of the PPP Loan in whole or in part. As such, the Company has classified the PPP loan as debt and it is included in long-term debt on the consolidated balance sheet.

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

The Company obtained the consent of the lenders under each of the First Lien Credit Agreement and the Second Lien Term Loan Credit Agreement for the PPP Borrower to enter into and obtain the funds provided by the PPP Loan.

Vehicle Term Loan

On December 27, 2019, we entered into a Direct Loan Security Agreement (the “Vehicle Term Loan”) with PACCAR Financial Corp as the Secured Party. The Vehicle Term Loan was used to refinance 38 trucks that were previously recorded as finance leases with balloon payments that would have been due in January of 2020. The Vehicle Term Loan matures on December 27, 2021, when the entire unpaid principal balance and interest, plus any other accrued charges, shall become due and payable. The Vehicle Term Loan shall be repaid in installments of $31,879 beginning on January 27, 2020 and on the same day of each month thereafter, with interest accruing at an annual rate of 5.27%.

Equipment Finance Loan

On November 20, 2019, we entered into a Retail Installment Contract (the “Equipment Finance Loan”) with a secured party to finance $0.2 million of equipment. The Equipment Finance Loan matures on November 15, 2022, and shall be repaid in monthly installments of approximately $7 thousand beginning December 2019 and then each month thereafter, with interest accruing at an annual rate of 6.50%.

Debt Maturities

The required principal payments and estimated interest payments for all borrowings for each of the five years and thereafter following the balance sheet date are as follows:

	Principal	Interest (a)
2021	$2,433	$1,190
2022	6,125	1,398
2023	5,826	1,236
2024	2,897	1,040
2025	10,159	1,094
Thereafter	7,594	1,806
Total	$35,034	$7,764

(a) Estimated interest on debt for all periods presented is calculated using interest rates available as of December 31, 2020 and includes fees for the unused portion of our Letter of Credit Facility.

Note 13 - Derivative Warrants

On the Effective Date, pursuant to the Plan, we issued to the holders of the pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases warrants to purchase an aggregate of 118,137 shares of common stock, par value $0.01, at an exercise price of $39.82 per share and a term expiring seven years from the Effective Date. As of December 31, 2020 and 2019, the effective value of the outstanding warrant is zero.

Note 14 - Fair Value Measurements

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

Recurring Fair Value Measurements

Our liabilities that are required to be measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 are summarized below. The fair value hierarchy of the valuation techniques we utilized to determine such fair value included significant unobservable inputs (Level 3).

	December 31,	December 31,
	2020	2019
Derivative warrant liability (a)	$—	$—

(a) The fair value of our derivative warrant liability was zero as of December 31, 2020 and 2019.

Non-Recurring Fair Value Measurements

Assets acquired and liabilities assumed in business combinations are measured at fair value on a nonrecurring basis using Level 3 inputs. See Note 6 for further discussion on the measurement of the assets and liabilities acquired in the acquisition of Clearwater.

In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment of goodwill and long-lived assets described in Note 8, the fair value of our reporting units or asset groups is determined primarily using the cost and market approaches (Level 3).

Note 15 - Asset Retirement Obligations

At December 31, 2020 and 2019, we had approximately $8.0 million and $7.5 million, respectively, of asset retirement obligations related to our salt water disposal wells and landfills.

The following table provides a reconciliation of the beginning and ending balances of our asset retirement obligations as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Balance at beginning of period	$7,486	$7,128
Asset retirement obligations acquired	—	130
Asset retirement obligations settled	(169)	(427)
Changes in estimate	—	—
Accretion expense	762	780
Cash payments	(62)	(125)
Balance at end of period	$8,017	$7,486

Note 16 - Equity

Preferred Stock

The Board is authorized to issue up to 1.0 million shares of preferred stock, par value $0.01, and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without further vote or act by the common stockholders. There was no preferred stock outstanding as of December 31, 2020 and December 31, 2019.

Series A Preferred Stock

The Board declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.01 per share (“Common Stock”). The dividend was paid to the stockholders of record at the close of business on January 4, 2021 (the “Record Date”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $7.02, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). The description and terms of the Rights are set forth in the Rights Agreement, dated as of December 21, 2020 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC (the “Rights Agent”).

The Rights, which are not exercisable until the Distribution Date (as defined in the Rights Agreement), will expire prior to the earliest of (i) the close of business on December 21, 2021, unless extended prior to expiration (provided any such extension will be submitted to the stockholders of the Company for ratification at the next annual meeting following such extension); (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement and (iv) the time at which the Rights are terminated upon the occurrence of certain transactions (the earliest of (i), (ii), (iii) and (iv) is referred to as the “Expiration Date”).

Each share of Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, in each case, paid to holders of Common Stock during such period. Each share of Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per one share of Common Stock.

Equity Issuances

During the years ended December 31, 2020, 2019 and 2018, we issued common stock for our stock-based compensation program which is discussed further in Note 18.

Rights Offering in 2018

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

Note 17 - Earnings Per Share

Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2020, 2019 and 2018, no shares of common stock underlying restricted stock or warrants were included in the computation of diluted earnings per common share (“EPS”) because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted net loss per share for the periods presented:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Numerator:
Net loss	$(44,143)	$(54,937)	$(59,263)

Denominator:
Weighted average shares—basic	15,764	15,676	11,829
Common stock equivalents	—	—	—
Weighted average shares—diluted	15,764	15,676	11,829

Loss per common share:
Net loss per basic common share	$(2.80)	$(3.50)	$(5.01)

Net loss per diluted common share	$(2.80)	$(3.50)	$(5.01)

Anti-dilutive stock-based awards excluded	671	490	951

Note 18 - Stock-Based Compensation

Award Plans

2017 Long Term Incentive Plan

Pursuant to the requirements of the Plan, on February 22, 2018, the Board approved the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. Pursuant to the terms of the Plan, the Incentive Plan became effective on the Effective Date. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of December 31, 2020, approximately 771,000 shares were available for issuance under the Incentive Plan. No awards were granted under this plan during the year ended December 31, 2020.

2018 Restricted Stock Plan for Directors

Further, the Compensation Committee on February 22, 2018 adopted the 2018 Restricted Stock Plan for Directors (the “Director Plan”), which was ratified by the Company’s shareholders at the Company’s 2018 Annual Meeting. The Director

Plan provides for the grant of restricted stock to the non-employee directors of the Company. On December 18, 2020, our stockholders approved at our annual stockholder meeting an amendment to increase the number of shares that may be issued under the Director Plan to 250,000 shares of common stock from 100,000 shares. As of December 31, 2020, 150,000 shares were remaining available for issuance under the Director Plan.

Stock-Based Compensation Expense

The total stock-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Restricted stock (a)	$2,035	$2,026	$13,505
Stock options	—	—	(788)
Total stock-based compensation expense	$2,035	$2,026	$12,717

(a) Includes restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

There was no income tax expense or benefit related to stock-based compensation recognized in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018. At December 31, 2020, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $0.7 million and is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units and Restricted Stock

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

A summary of restricted stock units and restricted stock activity during the year ended December 31, 2020 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Non-vested at December 31, 2019	283	$10.06
Granted	351	2.13
Vested	(283)	10.06
Forfeited or canceled	—	—
Non-vested at December 31, 2020	351	$2.13

The total fair value of the shares vested during the years ended December 31, 2020 and 2019 was approximately $2.8 million and $1.6 million, respectively.

Note 19 - Income Taxes

The following table shows the components of the income tax benefit (expense) for the periods indicated:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Current income tax (expense) benefit:
Federal	$—	$—	$—
State	(39)	(57)	(55)
Total Current	(39)	(57)	(55)
Deferred income tax (expense) benefit:
Federal	8	56	(34)
State	18	91	(118)
Total Deferred	26	147	(152)
Total income tax benefit (expense)	$(13)	$90	$(207)

A reconciliation of the income tax benefit (expense) and the amount computed by applying the statutory federal income tax rate of 21% to loss from continuing operations before income taxes is as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
U.S. federal income tax benefit at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.0%	4.4%	3.1%
Compensation	(0.4)%	(0.5)%	(5.9)%
Capital Loss Expiration	(100.4)%	—%	—%
Impairment of goodwill	—%	(2.0)%	—%
Fixed asset adjustments	—%	—%	(2.6)%
Change in valuation allowance	77.7%	(27.0)%	(11.1)%
Other	0.1%	4.3%	(4.9)%
Benefit (expense) for income taxes	0.0%	0.2%	(0.4)%

Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Reserves	$34	$300
Debt issuance costs	—	49
Net operating losses	75,777	69,446
Federal credit carryover	—	56
Stock-based compensation	393	284
Intangible assets and goodwill	8,103	9,200
Capital loss carry forward	4,521	48,050
Other	4,692	2,976
Subtotal	93,520	130,361
Less: Valuation allowance	(74,459)	(108,882)
Total deferred tax assets	19,061	21,479
Deferred tax liabilities:
Fixed assets	(18,893)	(20,990)
Other	(288)	(580)
Total deferred tax liabilities	(19,181)	(21,570)
Net deferred tax liability	$(120)	$(91)

As of December 31, 2020, we had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $276.1 million, the majority of which expire in 2032 through 2037, state NOL carryforwards of approximately $327.2 million, which generally expire in 2021 through 2040, and capital loss carryforwards of approximately $4.5 million, which begin to expire in 2021. Pursuant to United States Internal Revenue Code Section 382, if we undergo an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. We have determined that an ownership change occurred on August 7, 2017 as a result of the chapter 11 reorganization. The limitation under Section 382 may result in federal NOLs expiring unused. Subject to the impact of those rules as a result of past or future restructuring transactions, we may be unable to use all or a significant portion of our NOLs to offset future taxable income.

As required by GAAP, we assess the recoverability of our deferred tax assets on a regular basis and record a valuation allowance for any such assets where recoverability is determined to be not more likely than not. As a result of our continued losses, we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets prior to the expiration of our NOLs, and accordingly, a valuation allowance continues to be required to be recorded against our deferred tax assets. We recorded a decrease of approximately $34.4 million to our valuation allowance during the year ended December 31, 2020 primarily due to the expiration of the capital loss carryforwards. We recorded an increase of approximately $13.5 million to our valuation allowance during the year ended December 31, 2019 primarily due to the increase in the deferred tax liability related to net operating losses due to current year activity.

A reconciliation of our valuation allowance on deferred tax assets for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Balance at beginning of period	$108,882	$95,347
Additions (Reductions) to valuation allowance	(34,423)	13,535
Valuation allowance release, net	—	—
Balance at end of period	$74,459	$108,882

As of December 31, 2020 and 2019 we did not have any unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest and penalties as of December 31, 2020 and 2019. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We are subject to the following significant taxing jurisdictions: U.S. federal, Pennsylvania, Louisiana, North Dakota, Ohio, Texas, West Virginia, and Arizona. We have had NOLs in various years for federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service (“IRS”) is generally three years subsequent to the filing of the associated tax return. However, the IRS can adjust NOL carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where we operate, however many states can also adjust NOL carryovers up to three to four years subsequent to the last year in which the loss carryover is finally used. The Company is currently not under income tax examination in any tax jurisdictions.

Note 20 - Commitments and Contingencies

Environmental Liabilities

We are subject to the environmental protection and health and safety laws and related rules and regulations of the United States and of the individual states, municipalities and other local jurisdictions where we operate. Our operations are subject to rules and regulations promulgated by the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Ohio Department of Natural Resources, the Pennsylvania Department of Environmental Protection, the North Dakota Department of Health, the North Dakota Industrial Commission, Oil and Gas Division, the North Dakota State Water Commission, the Montana Department of Environmental Quality and the Montana Board of Oil and Gas, among others. These laws, rules and regulations address environmental, health and safety and related concerns, including water quality and employee safety. We have installed safety, monitoring and environmental protection equipment such as pressure sensors, containment walls, supervisory control and data acquisition systems and relief valves, and have established reporting and responsibility protocols for environmental protection and reporting to such relevant local environmental protection departments as required by law.

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with environmental laws and regulations. The consolidated balance sheets at December 31, 2020 and December 31, 2019 did not include any accruals for environmental matters.

Contingent Consideration for Ideal Settlement

On June 28, 2017, the Company and certain of its material subsidiaries (collectively with the Company, the “Nuverra Parties”) filed a motion with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking authorization to resolve unsecured claims related to the $8.5 million contingent consideration from the Ideal Oilfield Disposal LLC acquisition (the “Ideal Settlement”). On July 11, 2017, the Bankruptcy Court entered an order authorizing the Ideal Settlement. Pursuant to the approved settlement terms, the $8.5 million contingent claim was replaced with an obligation on the part of the applicable Nuverra Party to transfer $0.5 million to the counterparties to the Ideal Settlement upon emergence from chapter 11, and $0.5 million when the Ideal Settlement counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit. The $0.5 million due upon emergence from chapter 11 was paid during the five months ended December 31, 2017. The remaining $0.5 million, due when the counterparties deliver the required permits and certificates necessary for the issuance of the second special waste disposal permit, has been classified as noncurrent and is reported in “Long-term contingent consideration” on the consolidated balance sheets, as these permits and certificates are not expected to be received within one year.

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of December 31, 2020. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

Surety Bonds and Letters of Credit

At December 31, 2020 and 2019, we had surety bonds outstanding of approximately $4.2 million and $6.4 million, respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at December 31, 2020 and 2019, we had outstanding irrevocable letters of credit totaling $4.9 million and $3.2 million, respectively, to support various agreements, leases and insurance policies.

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

We believe that we have valid defenses with respect to legal matters pending against us. Based on our experience, we also believe that the damage amounts claimed in pending lawsuits are not necessarily a meaningful indicator of our potential liability. Litigation is inherently unpredictable, and it is possible that our financial condition, results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against us. Based on information currently known to our management, we do not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Confirmation Order Appeal

On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court of the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. Although the motion for a stay pending appeal was denied, the appeal remained pending and the District Court heard oral arguments in May 2018, and in August 2018, the District Court issued an order dismissing the appeal. Hargreaves subsequently appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit (the “Appellate Court”). The parties filed appellate briefs in December 2018 and January 2019, and presented oral arguments to a three-judge panel of the Appellate Court in November 2020. On January 6, 2021, the Appellate Court issued a decision in favor of Nuverra, affirming the dismissal of the appeal. Hargreaves subsequently filed a petition for rehearing, either by the three-judge panel or en banc by the full Appellate Court, and on February 4, 2021 the Appellate Court issued an order denying the petition for rehearing. Hargreaves may appeal the decision to the Supreme Court of the United States.

Note 22 - Employee Benefit Plans

Effective September 1, 2013, we established a defined contribution 401(k) plan (the “401(k) Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The 401(k) Plan covers substantially all employees who have met certain eligibility requirements, except those employees working less than 25 hours per week. Employees may participate in the 401(k) Plan on the first day of the first month following 60 days of employment.

On April 1, 2017, we instituted a cash match equal to 100% of each participant’s annual contribution up to 3% of each participant’s annual compensation and 50% of each participant’s annual contribution up to an additional 2% of each participant’s annual compensation. In May 2020, we suspended our matching contribution to the 401(k) Plan. We may re-establish our matching contribution at any time at our discretion. The cash matching contributions to the 401(k) Plan were $0.5 million, $1.7 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 23 - Related Party and Affiliated Company Transactions

Related Party Transactions

For the years ended December 31, 2020 and 2019, we did not have any related party transactions.

Bridge Term Loan Agreement

In connection with the Clearwater Acquisition, on October 5, 2018, we entered into the Bridge Term Loan Credit Agreement with the Bridge Term Loan Lenders and Wilmington. The Bridge Term Loan Lenders are our two largest shareholders that, in the aggregate, hold approximately 90% of our stock. Pursuant to the Bridge Term Loan Credit Agreement, the Bridge Term Loan Lenders provided a term loan to us in the aggregate amount of $32.5 million. As of December 31, 2018, $32.5 million was outstanding on the Bridge Term Loan. The obligations under the Bridge Term Loan Credit Agreement were repaid in full on January 2, 2019. See Note 12 for additional discussion of the Bridge Term Loan Agreement.

Cost Method Investment - Underground Solutions, Inc.

During 2009, we acquired an approximate 7% investment in Underground Solutions, Inc. (“UGSI”) a supplier of water infrastructure pipeline products, whose chief executive officer, Andrew D. Seidel, was a member of our board of directors. Our interest in UGSI was accounted for as a cost method investment.

On February 18, 2016, Aegion Corporation (or “Aegion”) announced the completion of the acquisition of UGSI, whereby Aegion paid approximately $85.0 million to acquire UGSI. Our total proceeds as a result of the acquisition were approximately $5.2 million. In April of 2016, we received proceeds of $5.0 million, which exceeded our cost basis of approximately $3.2 million. As such during the three months ended June 30, 2016, we recognized a net gain on the sale of approximately $1.7 million, including approximately $0.1 million in costs incurred by us in the closing. During the three months ended September 30, 2016, the three months ended September 30, 2017, and three months ended March 31, 2018, we received additional proceeds of $53.0 thousand, $76.0 thousand, and $75.0 thousand, respectively, due to adjustments to the final closing working capital statement.

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

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern (b)	Corporate/ Other	Total
Year Ended December 31, 2020
Revenue	$59,393	$34,173	$16,721	$—	$110,287
Direct operating expenses	49,245	26,040	12,014	—	87,299
General and administrative expenses	4,728	1,804	858	11,570	18,960
Depreciation and amortization	11,891	10,090	6,599	34	28,614
Operating loss	(18,654)	(3,761)	(6,146)	(11,604)	(40,165)
Loss before income taxes	(19,173)	(4,188)	(6,355)	(14,414)	(44,130)
Total assets (a)	57,837	53,636	62,502	17,091	191,066
Total assets held for sale	—	—	—	778	778

Year Ended December 31, 2019
Revenue	$103,552	$44,001	$20,685	$—	$168,238
Direct operating expenses	81,529	35,836	13,654	—	131,019
General and administrative expenses	5,021	2,880	1,104	11,859	20,864
Depreciation and amortization	16,982	10,755	8,410	36	36,183
Operating loss	(5,022)	(27,977)	(5,208)	(11,895)	(50,102)
Loss before income taxes	(5,479)	(28,212)	(5,428)	(15,908)	(55,027)
Total assets (a)	93,504	64,023	70,841	7,731	236,099
Total assets held for sale	1,751	135	—	778	2,664

Year Ended December 31, 2018
Revenue	$127,758	$43,564	$26,152	$—	$197,474
Direct operating expenses	101,855	37,660	19,381	—	158,896
General and administrative expenses	5,859	2,746	1,237	28,668	38,510
Depreciation and amortization	22,826	12,148	11,397	63	46,434
Operating loss	(2,782)	(9,059)	(11,396)	(29,063)	(52,300)
Loss before income taxes	(2,781)	(9,370)	(11,576)	(35,329)	(59,056)
_____________________
(a)    Total assets exclude intercompany receivables eliminated in consolidation.

(b)    The Southern division includes results for the Eagle Ford Shale area through June 30, 2018. We substantially exited the Eagle Ford Shale area as of June 30, 2018. See Note 10 for further discussion.

Note 25 - Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2020 and 2019 is as follows:

	Three Months Ended
2020	March 31,	June 30,	September 30,	December 31,
Revenue	$37,942	$24,466	$23,796	$24,083
Operating loss	(22,026)	(5,686)	(6,131)	(6,322)
Net loss	(23,044)	(6,779)	(7,125)	(7,195)
Earnings per common share:
Net loss per basic common share	$(1.46)	$(0.43)	$(0.45)	$(0.46)
Net loss per diluted common share	(1.46)	(0.43)	(0.45)	(0.46)

	Three Months Ended
2019	March 31,	June 30,	September 30,	December 31,
Revenue	$42,627	$45,240	$43,098	$37,273
Operating loss	(4,657)	(3,828)	(5,017)	(36,600)
Net loss	(6,355)	(5,006)	(6,052)	(37,524)
Earnings per common share:
Net loss per basic common share	$(0.41)	$(0.32)	$(0.39)	$(2.39)
Net loss per diluted common share	(0.41)	(0.32)	(0.39)	(2.39)