Form 10-K/A
period 2020-12-31
Nuverra Environmental Solutions, Inc.
filed 2021-04-26
CIK 1403853

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
__________________________________
Documents Incorporated by Reference

None.

FORM 10-K/A

EXPLANATORY NOTE

Nuverra Environmental Solutions, Inc. (the “Company,” “Nuverra,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such definitive proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A also deletes the incorporation by reference to portions of our definitive proxy statement from the cover page and Items 10 through 14 of Part III of the Original Form 10-K.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information regarding our Board of Directors (the “Board”) as of April 20, 2021. There are no family relationships between any directors or executive officers of the Company.

Name (1)	Position with our Company	Age	Director Since
Charles K. Thompson	Chairman, Chief Executive Officer and Director	59	2017
Lawrence A. First	Director	59	2018
Michael Y. McGovern	Director	69	2017
David J. Nightingale (2)	Director	63	2021

(1) John B. Griggs formerly served as a Class II director and resigned from the Board effective April 5, 2021.
(2) David J. Nightingale was appointed to the Board effective April 6, 2021 and currently serves as a Class II director and as member of the Audit Committee and as Chairman of the Compensation and Nominating Committee.

Below is biographical information about each director as well as the particular experience, qualifications, attributes and/or skills which led the Board to conclude the director should serve as a director of the Company.

Director Whose Term Expires at the 2021 Annual Meeting of Stockholders (Class I Director)

Michael Y. McGovern: Mr. McGovern currently serves as Chairman of the Board and Interim Principal Executive Officer of Superior Energy Services, Inc., a worldwide provider of drilling, completion and production related services and equipment, a director for Cactus Wellhead, LLC, a manufacturer and servicer of pressure control equipment for offshore and onshore oil and gas production, and as a director of ION Geophysical, a global provider of acquisition equipment, software, planning and seismic processing services, and seismic data libraries to the oil and gas industry. Mr. McGovern has served previously as a director of various public and private companies operating in the oil and gas and energy industries, including Sherwood Energy, LLC (through September 2020), Fibrant LLC, a U.S unit of Fibrant BV (through June 2019), Probe Holding Inc. (2014-2017), Quicksilver Resources Inc. (2013-2016), Long Run Exploration Ltd. (2008-2013); and Columbia Chemical Company (2010-2011). Mr. McGovern holds a B.S. from Centenary College and attended the Freeman School of Business at Tulane University from 1973-1974 and the Loyola University New Orleans College of Law from 1979-1980.

Director Whose Term Expires at the 2022 Annual Meeting of Stockholders (Class II Director)

David J. Nightingale: Mr. Nightingale has been the Chief Executive Officer of CIG Logistics since March 6, 2020. He previously served as the Executive Vice President, Wellsite Services of Select Energy Services, Inc. (“Select”) from November 2017 through March 29, 2019. Prior to Select’s merger with Rockwater Energy Solutions, Inc. (“Rockwater”) in November 2017, Mr. Nightingale served as the Executive Vice President and Chief Operating Officer of Rockwater from June 2015 through the merger date and, prior thereto, as Rockwater’s Senior Vice President, Fluids Management and Executive Vice President, Water Management. Prior to joining Rockwater, he served as the President of I.E. Miller Services Inc., a former subsidiary of Complete Production Services, Inc., in Houston, Texas. Mr. Nightingale worked at Complete Production Services for seven years in a variety of leadership roles, including running the company’s rig and heavy equipment moving division and a well servicing subsidiary in the Rocky Mountain region. Prior to that, he spent over 25 years in a number of engineering and operating management roles at several energy and midstream companies. Mr. Nightingale obtained his B.S. in Civil Engineering from Bradley University in Peoria, Illinois, and his M.B.A. from the University of Houston.

Directors Whose Term Expire at the 2023 Annual Meeting of Stockholders (Class III Directors)

Charles K. Thompson: Mr. Thompson currently serves as our Chairman of the Board and through April 20, 2021 served as our Chief Executive Officer. He served as our Interim Chief Executive Officer from March 2018 to November 2018. Mr. Thompson also is currently a Managing Partner of PinHigh Capital Partners, a Houston-based family office affiliated investment partnership with a focus on private oil service and exploration and production (“E&P”) investments. Mr. Thompson currently serves as chairman of the board of directors of Pioneer Energy Services Corp., as well as a member of its Audit Committee and Compensation, Nominating and Governance Committee, and as a member of the boards of directors of KSW Oilfield Services, Wayfinder Resources, Invictus, Inc. and Sullivan Process Controls. Previously, Mr. Thompson spent two years at Nomura Securities building the oil and gas investment banking business, and from 2004 to 2014 he was an original partner of Legacy Partners Group, a boutique mergers and acquisitions firm based in New York that was sold to FBR Capital Markets in 2007. Mr. Thompson holds a B.A. in geology from Williams College and attended Columbia Business School.

Lawrence A. First: Mr. First currently serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC (“Ascribe”). Mr. First joined Ascribe in 2008. Prior to joining Ascribe, Mr. First was a Managing Director and Co-Portfolio Manager in Merrill Lynch’s Principal Credit Group, a proprietary investing platform for the firm’s capital, where he was responsible for evaluating and managing assets in the team’s North American portfolio, including non-investment grade bank loans, stressed/distressed fixed income investments and public and private equity. Prior to joining Merrill Lynch in 2003, Mr. First was a senior partner in the Bankruptcy and Restructuring department of the law firm of Fried, Frank, Harris, Shriver & Jacobson LLP, where he began his legal career in 1987. At Fried Frank, he represented both debtors and creditors in both in-court and out-of- court restructurings as well as lenders to, investors in, and potential buyers and sellers of, financially troubled companies. Prior to his joining Fried Frank’s Bankruptcy and Restructuring department, he was a member of its Corporate Department, where he became a partner in 1994. On behalf of Ascribe, Mr. First has been a member of the boards of directors of the Company since May 2018, Basic Energy Services, Inc. since 2020, and Forbes Energy Services Ltd. since April 2017. He was a director on the board of Geokinetics Inc. from 2013 to 2018, Alion Science and Technology Corp. from August 2014 to August 2015, and EnviroSolutions Inc. from July 2010 to March 2018. Mr. First received a Bachelor of Arts in History and Sociology from Haverford College, and a Juris Doctor from New York University School of Law. He also attended the London School of Economics.

Executive Officers

The following table sets forth information regarding our executive officers as of April 20, 2021.

Name	Position with our Company	Age	Executive Officer Since
Charles K. Thompson (1)	Chairman, Chief Executive Officer and Director	59	2018
Robert Y. Fox	President and Chief Operating Officer	59	2018
Eric Bauer	Executive Vice President and Interim Chief Financial Officer	40	2020
Joseph M. Crabb	Executive Vice President, Chief Legal Officer and Corporate Secretary	53	2014
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

Eric Bauer, Executive Vice President and Interim Chief Financial Officer

Mr. Bauer joined the Company on April 3, 2020, and serves as the Company’s Executive Vice President and Interim Chief Financial Officer. Mr. Bauer has over seventeen years of experience in corporate finance and investment banking, working primarily on merger and acquisition advisory, equity underwriting, and debt underwriting across all sectors of the energy industry. Mr. Bauer was most recently a Managing Director at Evercore in the Energy Corporate Advisory Business focused on mergers and acquisitions. Mr. Bauer has previously worked for both Lehman Brothers and Citi in their Global Energy Groups and worked at Avista Capital Partners focused on private equity investing in the energy industry. Mr. Bauer graduated from Southern Methodist University, where he received a B.B.A. in Finance and a B.A. in History.

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

Appointment of Chief Executive Officer

On April 21, 2021, the Company announced the appointment of Patrick L. Bond to succeed Mr. Thompson as the Chief Executive Officer of the Company, effective as of the announcement date. Mr. Thompson will continue to serve as Chairman of the Board following the transition.

Mr. Bond, age 62, has over 35 years’ experience in the energy business in various sales, management and executive roles with companies such as Halliburton Company, Weatherford International plc, Schlumberger Limited and Gravity Oilfield Services, Inc. Throughout his career, Mr. Bond has led companies through all aspects of business life including expansion and contraction, mergers and acquisitions, raising capital and restructuring. Prior to joining the Company on April 21, 2021, Mr. Bond served as President and Chief Operating Officer of Power On Demand, LLC, from March 2020 to April 2021 and as Chief Operating Officer - Energy Investments of Joy Holdings, Ltd. from October 2018 to March 2021. Prior thereto, Mr. Bond was Co-Chief Executive Officer of Gravity Oilfield Services, Inc. from January 2017 to October 2018 and President and Chief Operating Officer of Light Tower Rentals Inc. from June 2012 to January 2017. Mr. Bond serves on the boards of directors of Power On Demand, LLC and the Permian Basin Petroleum Association (PBPA) and also is an advisory board member of Downhole Chemical Solutions, LLC and the Petroleum Equipment and Services Association (PESA). Mr. Bond is a graduate of The University of Texas with a B.S. in Petroleum Engineering.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent stockholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, except for the filing of (i) an initial statement of beneficial ownership on Form 3 by Mr. Bauer (which reflected no shares of Company common stock owned at the time of his appointment or at the time of filing) and (ii) an initial statement of beneficial ownership on Form 3 by the former Principal Accounting Officer of the Company (which reflected no shares of Company common stock owned at the time of such person’s appointment or at the time of filing), we believe that during fiscal 2020 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a).

Code of Business Conduct and Ethics
The Company has a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics is available in the “Corporate Governance” section of the Company’s website at www.nuverra.com under the Investors tab and a printed copy may also be obtained by any stockholder upon request directed to Nuverra Environmental Solutions, Inc., 6720 N. Scottsdale Road, Suite 190, Scottsdale, Arizona 85253, Attention: Corporate Secretary. The Company intends to post amendments to or waivers, if any, from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors or its principal executive officer, principal financial officer, or principal accounting officer) at this location on its website. Among other matters, our Code of Business Conduct and Ethics is designed to promote:
•honest and ethical conduct;
•avoidance of conflicts of interest;
•full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;
•compliance with applicable governmental laws and regulations and stock exchange rules;

•prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the code; and
•accountability for adherence to the Code of Business Conduct and Ethics.

Selection of Board Nominees
Future director candidates will be evaluated by the Compensation and Nominating Committee in accordance with its charter and our Corporate Governance Guidelines. The Compensation and Nominating Committee’s consideration of a candidate for director will include assessment of the individual’s understanding of our business, the individual’s professional and educational background, skills and abilities and potential time commitment, and whether such characteristics are consistent with our Corporate Governance Guidelines and other criteria established by the Compensation and Nominating Committee from time to time. In addition, the Compensation and Nominating Committee will take into account diversity of background and experience that the individual will bring to the Board. In evaluating potential director candidates, the Compensation and Nominating Committee will consider a variety of factors, in addition to personal and professional integrity, including the following:
•experience in corporate management;
•experience with complex business organizations;
•experience as a board member or officer of another publicly held company;
•diversity of expertise, experience in substantive matters related to the Company’s business and professional experience as compared to existing members of our Board and other nominees; and
•practical and mature business judgment.

The Compensation and Nominating Committee may also adopt such procedures and criteria not inconsistent with our Corporate Governance Guidelines as it considers advisable for the assessment of director candidates. Other than the foregoing, there are no stated minimum criteria for director nominees. The Compensation and Nominating Committee does, however, recognize that each member of the Audit Committee must be financially literate, as such qualification is interpreted by the Board in its business judgment, at least one member of the Audit Committee should meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of the Board must meet the definition of “independent director” under applicable rules governing independence. Although we do not have a formal policy with regard to the consideration of diversity in identifying candidates for election to the Board, the Compensation and Nominating Committee recognizes the benefits associated with a diverse board, and intends to take diversity considerations into account when identifying candidates. The Compensation and Nominating Committee will utilize a broad conception of diversity, including diversity of professional experience, employment history, prior experience on other boards of directors, and more familiar diversity concepts such as race, gender and national origin. These factors, and others considered useful by the Compensation and Nominating Committee, will be reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. The priorities and emphasis of the Compensation and Nominating Committee and of the Board may change from time to time to take into account changes in business and other trends and the portfolio of skills and experience of current and prospective board members.

The Compensation and Nominating Committee also has responsibility for establishing procedures for the nomination process and recommending candidates for election to the Board. It is anticipated that consideration of new Board nominee candidates will involve a series of internal discussions, review of information concerning candidates, and interviews with selected candidates. Board members or employees typically suggest candidates for nomination to the Board. In 2020, we did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates.

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

Audit Committee

The Company has a separately-designated standing Audit Committee. The members of the Audit Committee during our 2020 fiscal year were Messrs. Griggs (Chair) and McGovern and the current members of our Audit Committee are Messrs. McGovern (Chair) and Nightingale. All members of the Audit Committee met the independence requirements of the Company’s Corporate Governance Guidelines, the additional independence requirements of the SEC and NYSE American, and other applicable law during all of the 2020 fiscal year, and all current members meet all such independence requirements. The Audit Committee’s written charter can be found in the “Corporate Governance” section of our website at www.nuverra.com under the Investors tab. The Audit Committee oversees our accounting and financial reporting processes, internal control systems, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include the following:

•selecting and hiring of our independent registered public accounting firm;
•evaluating the qualifications, independence and performance of our independent registered public accounting firm;
•reviewing and approving the audit and non-audit services to be performed by our independent registered public accounting firm;
•reviewing the design, adequacy, implementation and effectiveness of our internal controls established for finance, accounting, legal compliance and ethics;
•reviewing the design, adequacy, implementation and effectiveness of our critical accounting and financial policies;
•overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•reviewing with management and our independent registered public accounting firm the results of our annual and quarterly financial statements;
•reviewing with management and our independent registered public accounting firm any earnings announcements or other public announcements concerning our operating results;
•reviewing and approving any related party transactions (See “Certain Relationships and Related Party Transactions” herein for further discussion); and

•overseeing, discussing with our Board, management and our independent registered public accounting firm and, as necessary, making recommendations to our Board regarding how to address risks relating to accounting matters, financial reporting and legal and regulatory compliance and developments, and the services provided by our independent registered public accounting firm.

The Board has determined that Messrs. Griggs, McGovern and Nightingale are financially literate and each of Mr. Griggs and Mr. McGovern qualifies as an “audit committee financial expert” as defined under SEC rules and regulations. As noted above, Messrs. Griggs, McGovern and Nightingale meet the applicable independence requirements.

Item 11. Executive Compensation

Introduction

We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Our disclosure includes the individual serving as our Principal Executive Officer during the 2020 fiscal year and our two next most highly compensated executive officers. We refer to the aforementioned individuals throughout this section as the “named executive officers” or “NEOs” and their names, titles and positions as of December 31, 2020 are as follows:

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

We seek to deliver pay-for-performance while meeting the following objectives:

•Attract, motivate and retain highly qualified executives;
•Establish challenging but realistic performance objectives, balanced between short-term and long-term measurable results;
•Provide a substantial portion of executive compensation in the form of variable (versus fixed) pay, with a significant portion of variable compensation in the form of possible incentive and equity payouts; and
•Ensure internal alignment of executive activities and actions with Company financial performance and operating objectives, without undue risk.

In connection with a company-wide cost reduction initiative implemented by the Company in the second quarter of 2020, certain members of the Company’s executive management team have agreed to voluntarily reduce their 2020 base salaries. Mr. Thompson, Chairman and Chief Executive Officer, voluntarily reduced his base salary by 25% and Mr. Fox, President and Chief Operating Officer, voluntarily reduced his base salary by 20%. Each of the foregoing salary reductions were effective as of April 6, 2020.

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

The following table shows the annual base salaries of our current executive officers as of December 31, 2020 and December 31, 2019.

		Base Salary as of December 31,
Name	Title	2020	2019
Current Executive Officers
Charles K. Thompson	Chairman, Chief Executive Officer and Director	$450,000	$600,000
Robert Y. Fox	President and Chief Operating Officer	$340,000	$425,000
Joseph M. Crabb	Executive Vice President, Chief Legal Officer and Corporate Secretary	$400,000	$400,000

In connection with certain cost reduction initiatives implemented by the Company in the second quarter of 2020, Mr. Thompson agreed to voluntarily reduce his annual base salary by 25% and Mr. Fox agreed to voluntarily reduce his annual base salary by 20%, each effective as of April 6, 2020. In February 2021, the Company implemented a partial restoration of the salary reductions that were implemented in the second quarter of 2020, which impacted employees across the Company, and in connection with this partial restoration Mr. Fox’s annual base salary was increased to $362,640.

Short-Term Cash Incentive Awards

2020 Bonus Plan

For fiscal 2020, the Board determined that any awards to Mr. Thompson, Mr. Fox or Mr. Crabb under the senior executive bonus plan would be discretionary. Following conclusion of the 2020 fiscal year, the Board made the decision that no bonuses would be awarded under the senior executive bonus plan for fiscal year 2020. In making this determination, the Board considered a variety of factors that it deemed relevant, including but not limited to individual and company performance, the Company’s annual financial results and liquidity position, and market and industry conditions generally.

No outstanding employment agreement for our named executive officers currently provides for an annual bonus in a guaranteed amount.

2021 Bonus Plan
For fiscal 2021, the senior executive bonus plan will again provide for discretionary awards only, to be determined by the Board, based on such factors as it may deem appropriate. Such factors may include, but are not limited to, individual and company performance, the Company’s annual financial results and liquidity position, market and industry conditions generally, and such additional factors as may in the Board’s judgment be relevant under the circumstances.

Long-Term Equity Incentive Awards

Each of our NEOs is eligible to receive equity compensation, which can consist of a mix of stock options, restricted stock, and restricted stock units, to encourage a focus on long-term stockholder value and to foster long-term retention.

2019 Equity Grants

In connection with Mr. Fox’s appointment as President and Chief Operating Officer on June 18, 2018, he was entitled to receive an initial grant of restricted stock units under the 2017 Long Term Incentive Plan (the “MIP”) with a target grant date value of $1,250,000 (the “Initial Award”). The Initial Award is comprised of one-half time-based restricted stock units (“TRSUs”) that vest in one-third increments. The first one-third of the TRSUs granted to Mr. Fox vested on the grant date or, March 5, 2019, the second one-third vested on December 31, 2019, and the third one-third vested on December 31, 2020. The other half of the Initial Award consisted of performance-based restricted stock units (“PRSUs”) that partially vested based on certain specified 2019 partial-year and full-year performance measurements.

On April 5, 2019, Mr. Thompson received a grant of 11,338 restricted stock units with a target grant date fair value of $100,000 in connection with the final tranche of equity awards issued for his service as Interim Chief Executive Officer. The awards were issued under the MIP and vested on the date of grant.

2020 Equity Grants

On December 16, 2020, the Company granted TRSUs to its executive officers under the MIP, consisting of 86,076 shares to Mr. Thompson, 84,388 shares to Mr. Fox, and 42,194 shares to Mr. Crabb. The Company also agreed to issue 65,823 additional TRSUs to Mr. Thompson on or before June 30, 2021. The TRSUs granted and to be granted to Mr. Thompson are scheduled to vest on December 31, 2021, and the TRSUs granted to Mr. Fox and Mr. Crabb are scheduled to vest one-half on December 31, 2021 and one-half on December 31, 2022. All TRSUs are subject to potential accelerated vesting in the event the executive’s employment is terminated without “Cause” or with “Good Reason” prior to scheduled vesting, as such terms are defined in the applicable executive’s employment agreement, which are discussed in more detail in the “Potential Payments upon Termination or Change-in-Control” section herein.

Health, Welfare, and Retirement Plans

We offer all eligible employees, including the named executive officers, a health and welfare benefits package which includes coverage for medical, dental, vision, disability, life, accidental death and dismemberment, and employee assistance. The named executive officers participate in these benefit arrangements on the same basis as all eligible employees.

We maintain a defined contribution plan, intended to qualify under Section 401(k) of the Internal Revenue Code, which is available to all employees, including our named executive officers, to assist them in saving for retirement. Under this plan, a participant may contribute a percentage of their salary on a pre-tax basis up to the IRS maximum through payroll deductions. The plan permits catchup contributions on a pre-tax basis for employees at least 50 years old up to the IRS maximum, and Roth deferrals on a post-tax basis. Effective April 1, 2017, the Company reinstated a discretionary matching contribution under the plan, pursuant to which the Company made a cash matching contribution in an amount equal to 100% of the first 3% of base salary contributed, and 50% of the next 2% of base salary contributed, by participating employees. The discretionary matching contribution was suspended in the second quarter of 2020 as part of the Company’s cost reduction initiatives.

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

Our outlook with respect to these change-in-control provisions is that they are appropriate because they make it easier for the executive to focus on the best interests of our Company and stockholders rather than the personal implications in the event our Company faces the possibility of a change-in-control. These provisions were designed to:

•Be consistent and competitive with current market practices;
•Afford reasonable protection without creating any undue windfall;
•Enhance the Company’s ability to retain key employees during critical but uncertain times; and
•Enhance an acquirer’s potential interest in retaining key executives.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		All Other Compensation ($) (3)	Total ($)
Current Executive Officers
Charles K. Thompson	2020	462,039	—	197,114		7,154	666,307
Chairman, Chief Executive Officer and Director	2019	600,000	—	97,393		11,200	708,593
Robert Y. Fox	2020	364,283	—	193,249		5,100	562,632
President and Chief Operating Officer	2019	425,000	—	1,300,087	(2)	6,787	1,731,874
Joseph M. Crabb	2019	402,198	—	96,624		4,923	503,745
Executive Vice President, Chief Legal Officer and Corporate Secretary	2019	400,000	—	—		11,200	411,200

(1)    The amounts reported in this column represent the aggregate grant date fair value of awards of restricted stock or restricted stock units granted to the named executive officers in each covered fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the award. The assumptions used in the calculations of these amounts are included in Note 18 in the Notes to the Consolidated Financial Statements to the Company’s Form 10-K filed on March 16, 2021.
(2)    As disclosed in the Current Report on Form 8-K filed by the Company on June 21, 2018, Mr. Fox received certain equity grants in March 2019, consisting of TRSUs and PRSUs for an aggregate of up to 119,275 shares, subject to the satisfaction of applicable vesting criteria. See Long-Term Equity Incentive Awards section for additional discussion of these awards.
(3)    The amounts reported in this column for fiscal 2019 and 2020 consist entirely of 401(k) Plan matching contributions, which were suspended in the second quarter of 2020.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table discloses certain information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2020. All of these awards were granted under our MIP. Some values contained in the table below have not been, and may never be, realized.

		Option Awards			Stock Awards
Name	Award Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Current Executive Officers
Charles K. Thompson	12/16/2020	—	—	—	86,076	(2)	197,114
Robert Y. Fox	12/16/2020	—	—	—	84,388	(3)	193,249
Joseph M. Crabb	12/16/2020	—	—	—	42,194	(3)	96,624

(1)    The market value of shares of restricted stock unit awards that have not vested is calculated based on the closing trading price of our common stock of $2.29 as reported on the NYSE American on December 31, 2020.

(2)     Represents a TRSU award, which assuming continued employment with the Company, will vest on December 31, 2021.
(3)    Represents a TRSU award which, assuming continued employment with the Company, will vest one-half on December 31, 2021 and one-half on December 31, 2022.

Executive Employment Agreements

Thompson Employment Agreement. On March 2, 2018, the Board appointed Mr. Thompson, who at that time was serving as a non-employee member of the Company’s Board, to serve as Chairman of the Board and Interim Chief Executive Officer.

On November 19, 2018, Mr. Thompson was appointed as non-interim Chief Executive Officer, and in connection with such appointment, the Company entered into an Employment Agreement with Mr. Thompson (as amended, the “Thompson Employment Agreement”). Pursuant to the Thompson Employment Agreement, Mr. Thompson serves as the Chief Executive Officer of the Company for a term ending on the earlier of (i) a termination of Mr. Thompson’s employment pursuant to the Thompson Employment Agreement and (ii) December 31, 2021. Under the Thompson Employment Agreement, Mr. Thompson is paid an annual base salary of $600,000 (which was voluntary reduced to $450,000 in connection with the Company’s cost-reduction initiatives in the second quarter of 2020), subject to review annually by the Board or its Compensation and Nominating Committee to determine whether the annual base salary should be increased and, if so, in what amount. In addition, Mr. Thompson receives insurance benefits and is entitled to participate in any of the Company’s current or future incentive compensation plans. Mr. Thompson also received grants under the Company’s MIP of 210,000 TRSUs which vested on December 31, 2020 and 86,076 TRSUs which are scheduled to vest on December 31, 2021, subject to potential accelerated vesting upon the termination of Mr. Thompson’s employment by the Company without Cause (as defined in the Thompson Employment Agreement) or voluntary termination by Mr. Thompson for Good Reason (as defined in the Thompson Employment Agreement).

In the event Mr. Thompson is terminated for Cause or voluntarily terminates his employment without Good Reason he shall be entitled to payment of accrued and unpaid base salary and reimbursement for expenses incurred through the last day of his employment. In the event Mr. Thompson is terminated without Cause or terminates his employment for Good Reason, Mr. Thompson shall be entitled to (i) payment of accrued and unpaid base salary, unused vacation, and reimbursement for expenses incurred through the last day of his employment, (ii) a lump sum severance pay amount equal to the sum of 18 months base salary (increasing by an additional one-half month for each calendar month elapsed starting January 1, 2021, up to a maximum of 24 months) in effect immediately prior to the date of termination and 18 months of the Company’s COBRA premiums (increasing by an additional one-half month for each calendar month elapsed starting January 1, 2021, up to a maximum of 24 months) as in effect on the date of termination, (iii) a lump sum amount equal to at least 100% of any bonus or bonuses attributable to the fiscal year during which the termination occurs based on actual performance results through the full fiscal year, (iv) acceleration in full of the vesting and/or exercisability of all non-performance based equity awards outstanding, and (v) to the extent not previously issued, the issuance of 65,823 TRSUs which shall fully vest no later than the last day of his employment. For purposes of the foregoing calculations set forth in clause (ii) of this paragraph, Mr. Thompson’s annual base salary will be deemed to be the greater of $600,000 per year (which was his actual base salary immediately prior to the voluntary salary reduction in the second quarter of 2020) or his actual base salary at the time of determination.

During and after termination of the Thompson Employment Agreement, Mr. Thompson is obligated to maintain the confidentiality of the Company’s confidential information. In addition, he agrees to certain non-competition and non-solicitation covenants for a one-year period following any termination of his employment.

Fox Employment Agreement. On June 18, 2018, the Company appointed Mr. Fox as the Company’s President and Chief Operating Officer. In connection with Mr. Fox’s appointment, he entered into an Employment Agreement with the Company (as amended, the “Fox Employment Agreement”). Pursuant to the Fox Employment Agreement, Mr. Fox serves as the President and Chief Operating Officer of the Company for a three year term, with such term to be automatically extended for successive one-year periods thereafter, unless either the Company or Mr. Fox provide at least three months prior written notice of termination pursuant to the terms of the Fox Employment Agreement. For Mr. Fox’s services, he is paid an annual base salary of $425,000, (which was voluntary reduced to $340,000 in connection with the Company’s cost-reduction initiatives in the second quarter of 2020), subject to annual review by the Board or its Compensation and Nominating Committee to determine whether the annual base salary should be increased and, if so, in what amount. Mr. Fox receives insurance benefits and is entitled to participate in any of the Company’s current or future incentive compensation plans.

In the event Mr. Fox is terminated for Cause (as defined in the Fox Employment Agreement) or voluntarily terminates his employment without Good Reason (as defined in the Fox Employment Agreement) he shall be entitled to payment of accrued and unpaid base salary, unused vacation, and reimbursement for expenses incurred through the last day of his employment. In the event Mr. Fox is terminated without Cause or terminates his employment for Good Reason, in each case that occurs without connection to a Change of Control (as defined in the Fox Employment Agreement), Mr. Fox shall be entitled to (i) payment of accrued and unpaid base salary, unused vacation, and reimbursement for expenses incurred through the last day of his employment, (ii) a lump sum severance pay amount equal to the sum of 12 months base salary in effect immediately prior to the date of termination and 12 months of the Company’s COBRA premiums in effect on the date of termination, (iii) a lump sum amount equal to at least 100% of the bonus or bonuses attributable to the fiscal year during which the termination occurs based on actual performance results through the full fiscal year, and (iv) acceleration in full of the vesting and/or exercisability of all time-based equity awards outstanding and a pro rata portion of any performance-based equity awards outstanding (which will continue to be subject to applicable vesting criteria). For purposes of the foregoing calculations set forth in clause (ii) of this paragraph, Mr. Fox’s annual base salary will be deemed to be the greater of $425,000 per year (which was his actual base salary immediately prior to the voluntary salary reduction in the second quarter of 2020) or his actual base salary at the time of determination.

In the event Mr. Fox is terminated without Cause or terminates his employment for Good Reason, either of which occurs within 12 months after a Change of Control, or if Mr. Fox is terminated by the Company without Cause within 6 months prior to a Change of Control if such termination was in contemplation of such Change of Control, he shall be entitled to the payment described above with the following revisions: (i) Mr. Fox will receive an additional lump sum severance payment equal to the sum of 12 months base salary in effect immediately prior to the date of termination and 12 months of the Company’s COBRA premiums in effect on the date of termination, (ii) in lieu of the lump sum bonus amount described above, he will receive a lump sum payment equal to 100% of all bonuses attributable to the fiscal year during which the termination occurs at target, and (iii) acceleration in full of a pro rata portion of all performance-based equity awards without regard to applicable performance targets (in addition to acceleration of any time-based equity awards). For purposes of the foregoing calculations set forth in clause (i) of this paragraph, Mr. Fox’s annual base salary will be deemed to be the greater of $425,000 per year (which was his actual base salary immediately prior to the voluntary salary reduction in the second quarter of 2020) or his actual base salary at the time of determination.

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

Voluntary Base Salary Reductions. In connection with certain cost reduction initiatives implemented by the Company in the second quarter of 2020, Mr. Thompson agreed to voluntarily reduce his annual base salary by 25% and Mr. Fox agreed to voluntarily reduce his annual base salary by 20%, each effective as of April 6, 2020. Notwithstanding these voluntary base salary reductions and as described above, potential payments under their respective employment agreements in the event of a termination without Cause or a resignation for Good Reason would be calculated based on the annual base salary in effect prior to the April 6, 2020 voluntary reduction. See “Potential Payments upon Termination or Change-in Control” for further discussion.

Potential Payments upon Termination or Change-in-Control

Charles K. Thompson

Mr. Thompson’s employment agreement provides for the following potential payments upon termination. The total amounts payable for certain severance benefits to Mr. Thompson may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code. In order to receive the severance payments and benefits described below (other than those provided in the event of his death), Mr. Thompson is required to execute a full general release of claims in favor of the Company.

Termination without Cause or Resignation for Good Reason. Mr. Thompson’s employment agreement provides for the following payments and benefits:

•Payment of 18 to 24 months of base salary as in effect immediately prior to the termination date (as described below), calculated using a base salary equal to the greater of $600,000 per year or Mr. Thompson’s actual base salary as of the termination of his employment;
•Payment of 18 to 24 months of the Company’s COBRA premiums in effect on the termination date (as described below);
•Payment of at least 100% of the bonus attributable to the fiscal year during which the termination date occurs if such bonus would have been earned and paid but for the termination of Mr. Thompson’s employment; and
•Full vesting of all then outstanding time-based equity awards (including certain time-based equity awards with the Company is obligated to issue Mr. Thompson no later than the last day of his employment) and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards regardless of whether or not such performance-based awards would become vested and exercisable based on the applicable performance criteria.

Upon termination of Mr. Thompson’s employment without “Cause” or in the event of his resignation for “Good Reason”, as such terms are defined in his employment agreement, he is entitled to a lump sum severance payment equal to the sum of 18 months base salary (increasing by an additional one-half month for each calendar month elapsed starting January 1, 2021, up to a maximum of 24 months) plus 18 months of the Company’s COBRA premiums in effect on the date of termination (increasing by an additional one-half month for each calendar month elapsed, starting January 1, 2021, up to a maximum of 24 months), provided that for purposes of calculating the foregoing lump sum severance payment the annual base salary shall be the greater of $600,000 or Mr. Thompson’s actual annual base salary as in effect on the termination date.

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

For purposes of the Thompson Employment Agreement, “good reason” generally means a material reduction in base salary, a material reduction in an executive’s authority, duties, and executive responsibilities with the Company, a material change in geographic location(s) at which the executive must perform services or in the location of the Company’s principal office at which the executive renders services, excluding required business travel, or a material breach of his employment agreement by the Company. “Good reason” also includes a change in Mr. Thompson’s direct reporting to anyone other than the Board of the Company and the scheduled expiration of the term of the Thompson Employment Agreement which is December 31, 2021.

Robert Y. Fox

Mr. Fox’s employment agreement provides for the following potential payments upon termination or a change-in-control of the Company. The total amounts payable for certain severance benefits to Mr. Fox may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code. In order to receive the severance payments and benefits described below (other than those provided in the event of his death), Mr. Fox is required to execute a full general release of claims in favor of the Company.

Termination without Cause or Resignation for Good Reason. Mr. Fox’s employment agreement provides for the following payments and benefits:

•Payment of 12 months of the base salary as in effect immediately prior to the termination date, calculated using a base salary equal to the greater of $425,000 per year or Mr. Fox’s actual base salary as of the termination of his employment;
•Payment of 12 months of the Company’s COBRA premiums in effect on the termination date;
•Payment of at least 100% of the bonus attributable to the fiscal year during which the termination date occurs if such bonus would have been earned and paid but for the termination of Mr. Fox’s employment; and
•Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards (which will continue to be subject to applicable vesting criteria).

Change-in-Control. Mr. Fox’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within 6 months prior to, or one year after, a change-in-control):

•Payment of 24 months of base salary as in effect immediately prior to the termination date, calculated using a base salary equal to the greater of $425,000 per year or Mr. Fox’s actual base salary as of the termination of his employment;
•Payment of 24 months of the Company’s COBRA premiums in effect on the termination date;
•A lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination date occurs at target; and
•Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards without regard to applicable performance targets.

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

Joseph M. Crabb

Mr. Crabb’s employment agreement provides for the following potential payments upon termination or a change-in-control of the Company. The total amounts payable for certain severance benefits to Mr. Crabb may be reduced to the extent necessary so that the amount payable is not subject to excise tax under Section 4999 of the Internal Revenue Code. In order to receive the severance payments and benefits described below (other than those provided in the event of his death), Mr. Crabb is required to execute a full general release of claims in favor of the Company.

Termination without Cause or Resignation for Good Reason. Mr. Crabb’s employment agreement provides for the following payments and benefits:

•Payment of 24 months of the Base Salary in effect immediately prior to the termination date;
•Payment of 12 months of the Company’s COBRA premiums in effect on the termination date;
•Payment of at least 100% of the bonus attributable to the fiscal year during which the termination date occurs if such bonus would have been earned and paid but for the termination of Mr. Crabb’s employment; and
•Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards (which will continue to be subject to applicable vesting criteria).

Change-in-Control. Mr. Crabb’s employment agreement provides for the following payments and benefits, in lieu of those described above, following a termination without cause or resignation for good reason, in connection with a change-in-control of the Company (which generally means a termination within 6 months prior to, or one year after, a change-in-control):

•Payment of 24 months of the Base Salary in effect immediately prior to the termination date;
•Payment of 24 months of the Company’s COBRA premiums in effect on the termination date;
•A lump-sum payment equal to 100% of the bonus attributable to the fiscal year during which the termination date occurs at target; and

•Full vesting of all then outstanding time-based equity awards and a pro rata portion (based on the portion of the applicable performance period actually served prior to termination) of all then outstanding performance-based awards without regard to applicable performance targets.

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

In the second quarter of 2020, in connection with a company-wide cost reduction initiative implemented by the Company, the Board approved a modification to the existing compensation arrangements for non-employee Board members. The modification reduced overall cash and, non-cash compensation by 25% and reallocated the amount equally between cash and an annual restricted stock grant. Accordingly, for the fiscal year beginning January 1, 2020, Board compensation for non-employee directors consisted of $56,250 in cash and an annual grant of restricted stock with a target grant-date value of $56,250, and additional annual cash compensation for the Chair of the Audit Committee and the Chair of the Compensation and Nominating Committee in the amounts of $15,000 and $10,000, respectively. Board compensation for the fiscal year beginning January 1, 2021 is expected to be unchanged from 2020 amounts.

Board Compensation Table

The following table provides information for compensation of the non-employee members of our Board as of December 31, 2020. As the Chairman of the Board and Chief Executive Officer, Mr. Thompson’s compensation related to his service as a member of the Board is provided in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
John B. Griggs (3)	71,250	58,125	129,375
Michael Y. McGovern	66,250	58,125	124,375
Lawrence A. First (4)	56,250	—	56,250

(1)    Directors currently receive $56,250 annually in cash compensation. The Audit Committee Chair, which was Mr. Griggs for all of the 2020 fiscal year, receives $15,000 annually for this role. The Compensation and Nominating Committee Chair, which was Mr. McGovern for all of the 2020 fiscal year, receives $10,000 annually for this role. As of April 20, 2021, Mr. McGovern serves as Audit Committee Chair and Mr. Nightingale serves as Compensation and Nominating Committee Chair.
(2)    Represents award grants of 37,500 shares of restricted stock to each non-employee director for service during fiscal 2020, with a grant date fair value of $1.55 calculated pursuant to ASC 718.

(2)    Mr. Griggs resigned from the Board and all committees effective April 5, 2021.
(3)    Mr. First’s compensation was received by Ascribe Investments II LLC and Ascribe Investments III LLC on Mr. First’s behalf. Mr. First has directed the Company to pay any director compensation owed to him to Ascribe’s affiliates. Mr. First has declined to receive any equity-based compensation for his service as a director, either personally or through Ascribe’s affiliates.

The following table provides information on the unvested restricted stock held by our non-employee directors as of April 22, 2021.

Name	Number of Awards (1) (2)
Lawrence A. First	0 (3)
Michael Y. McGovern	22,959
David J. Nightingale	17,220

(1)    Represents award grants of restricted stock to each non-employee director for service during fiscal 2021, which are scheduled to vest on April 21, 2022. Mr. Nightingale joined the Board on April 6, 2021 and received a restricted stock grant of 17,220 shares, which reflects three-fourths of the number of shares granted to non-employee directors for Board service for the full 2021 fiscal year.
(2)    Mr. Griggs resigned from the Board effective April 5, 2020 and, in connection with his resignation, the Board accelerated the vesting of one-fourth of the number of shares of restricted stock previously granted to Mr. Griggs for fiscal year 2021 Board service.
(3)    Mr. First has declined to receive any equity-based compensation for his service as a director, either personally or through Ascribe’s affiliates.

Compensation and Nominating Committee
/s/ David J. Nightingale
David J. Nightingale
Chair

/s/ Michael Y. McGovern
Michael Y. McGovern
Committee Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans, including the MIP, and the Directors Plan, as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	350,949	—	644,770
Equity compensation plans not approved by security holders	—	—	—
Total	350,949	—	644,770

(1)    Includes awards of 75,000 shares of restricted stock and 275,949 of restricted stock units that have been granted but not yet issued.
(2)    There were no options outstanding at December 31, 2020.

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

The following table sets forth information known to the Company regarding the beneficial ownership of its common stock as of April 22, 2021 by (i) each director, (ii) each of our named executive officers, and (iii) all executive officers and directors serving as of April 22, 2021 as a group. An individual’s percentage ownership of common stock outstanding is based on 15,993,087 shares of our common stock outstanding as of April 22, 2021. Pursuant to Rule 13d-3(d)(1) under the Exchange Act, shares of common stock subject to stock options currently exercisable or exercisable within 60 days, as well as shares of common stock issuable upon the settlement of vested restricted stock units, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities and the management group but are not deemed outstanding for computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Current Executive Officers and Directors
Charles K. Thompson Chairman of the Board and Chief Executive Officer	160,844	*
Robert Y. Fox President and Chief Operating Officer	62,032	*
Joseph M. Crabb Executive Vice President, Chief Legal Officer and Corporate Secretary	59,000	*
Lawrence A. First Director	—	*
Michael Y. McGovern (1) Director	47,857	*
David J. Nightingale (2) Director	—	*
Shares owned by executive officers and directors as a group	329,733	*
*    Less than 1% of shares outstanding

(1) Excludes 22,959 shares of restricted stock granted under the Directors Plan on April 21, 2021, which vest on the first anniversary of the grant date (subject to potential acceleration upon the occurrence of certain events as set forth in the Directors Plan).
(2) Excludes 17,220 shares of restricted stock granted under the Directors Plan on April 21, 2021, which vest on the first anniversary of the grant date (subject to potential acceleration upon the occurrence of certain events as set forth in the Directors Plan).

The following table sets forth information known to the Company regarding the beneficial ownership of common stock as of April 22, 2021 of persons or groups that own or have the right to acquire more than 5% of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Ascribe II Investments LLC (1) Ascribe III Investments LLC 299 Park Avenue, 34th Floor, New York, NY 10171	7,021,879	43.9%
ECF Value Fund, LP (2) ECF Value Fund II, LP ECF Value Fund International Master, LP 1177 Ave. of Americas, 46th Floor, New York, NY 10036	6,626,660	41.4%

(1)    Ascribe is the investment manager of Ascribe III Investments LLC (“Fund III”). Ascribe Management LLC (“Ascribe Management”) is the investment manager of Ascribe II Investments LLC (“Fund II”, and together with Fund III, the “Ascribe Funds”). The Ascribe Funds hold Common Stock. American Securities LLC (“American Securities”) is the 100% owner of Ascribe and Ascribe Management. Ascribe Opportunities Fund III, L.P. (“Opportunities III”) and Ascribe Opportunities Fund III(B), L.P. (“Opportunities III(B)”) are the sole members of Fund III. Ascribe Associates III, LLC (“Associates III”) is the general partner of Opportunities III and Opportunities III(B). Ascribe Opportunities Fund II, L.P. (“Opportunities II”) and Ascribe Opportunities Fund II(B), L.P. (“Opportunities II(B)”) are the sole members of Fund II. Ascribe Associates II, LLC (“Associates II”) is the general partner of Opportunities II and Opportunities II(B). Mr. First is the Chief Investment Officer and Managing Director of each of Ascribe and Ascribe Management, which are the investment managers to the Ascribe Funds, and may be deemed to have voting and dispositive power over the shares of Common Stock held by each of the Ascribe Funds. Each of Ascribe, Ascribe Management, American Securities, Associates III, Opportunities III, Opportunities III(B), Associates II, Opportunities II, Opportunities II(B) and Mr. First may be deemed to share beneficial ownership of the Common Stock held by the Ascribe Funds. Each of Ascribe, Ascribe Management, American Securities, Associates III, Opportunities III, Opportunities III(B), Associates II, Opportunities II, Opportunities II(B) and Mr. First disclaims beneficial ownership of the Common Stock held by the Ascribe Funds, except to the extent of its pecuniary interests. Number of shares beneficially owned is based solely on a Schedule 13D filed jointly with the SEC on January 7, 2019 by (i) Ascribe Capital; (ii) American Securities; (iii) Ascribe Funds; (iv) Opportunities III; (v) Opportunities III(B); (vi) Associates III; (vii) Ascribe Management; (viii) Opportunities II; (ix) Opportunities II(B); and (x) Associates II.
(2)    Gates Capital Management, L.P. (“Gates Capital”), acts as the investment manager to certain funds directly holding Common Stock (the “Gates Capital Funds”). Gates Capital Management GP, LLC (the “General Partner”) is the general partner of Gates Capital, with respect to the shares of Common Stock directly held by the Gates Capital Funds. Gates Capital Management, Inc. (the “Gates Corporation”) is the managing member of the General Partner with respect to the shares of Common Stock directly held by the Gates Capital Funds. Jeffrey L. Gates serves as President of the Gates Corporation with respect to the shares of Common Stock directly held by the Gates Capital Funds. Each of Gates Capital, the General Partner, the Gates Corporation and Mr. Gates, may be deemed to share beneficial ownership of the Common Stock held by the Gates Capital Funds. Each of Gates Capital, the General Partner, the Gates Corporation and Mr. Gates, disclaims beneficial ownership of the Common Stock held by the Gates Capital Funds except to the extent of its pecuniary interests. In accordance with the Plan of Reorganization (as defined below), the Gates Corporation designated Mr. McGovern and Mr. Thompson to serve as directors of the Company. Number of shares beneficially owned is based solely on a Statement of Changes in Beneficial Ownership on Form 4 filed jointly with the SEC on February 19, 2021 by (i) Gates Capital; (ii) General Partner; (iii) Gates Corporation; and (iv) Jeffrey L. Gates.

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

A “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related party had, has or will have a direct or indirect interest (other than solely as a result of being a director or a less than five percent beneficial owner of another entity). A “related party” is any (a) person who is or was (since the beginning of the Company’s last fiscal year) an executive officer, director or nominee for election as a director, (b) greater than five percent beneficial owner of any class of the Company’s voting securities, or (c) immediate family member of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, and anyone (other than a tenant or employee) sharing the household of such person. Disclosure is required for each related party transaction in which the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

Other Relationships

Mr. First, a director of the Company, serves as the Chief Investment Officer and Managing Director of Ascribe. Ascribe and/or one or more of its affiliates own approximately 43.9% of the outstanding common stock of the Company as of April 22, 2021, and was owed approximately $4.5 million as of December 31, 2019, respectively of the aggregate principal amount of the Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan Agreement”), as amended. All obligations under the Second Lien Term Loan Agreement were repaid in full on November 20, 2020. The Company originally entered into the Second Lien Term Loan Agreement on August 7, 2017 (the “Effective Date”) contemporaneously with the approval by of the United States Bankruptcy Court for the District of Delaware of the Company’s prepackaged plans of reorganization (together, and as amended, the “Plan of Reorganization”). Under the Plan of Reorganization, Ascribe designated Mr. Griggs and Mr. First to serve as directors of the Company. Mr. Griggs resigned from the Board effective April 5, 2021, and the Plan of Reorganization does not provide Ascribe with the right to designate Mr. Griggs’ successor or a continuing right to designate directors of the Company. Affiliates of Ascribe are parties to that certain Registration Rights Agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company (see the “Registration Rights Agreement” section below).

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

The Board has affirmatively determined that three of our four Board members, Messrs. First, McGovern, and Nightingale, and all Board committee members, are independent under all applicable rules governing independence. In reaching its determination, the Board reviewed the Company’s Corporate Governance Guidelines, SEC rules, NYSE American listing rules, and the individual circumstances of each director and determined that each of the directors identified as independent satisfied the applicable standards. The Board determined that Mr. Thompson does not currently satisfy the independence standards due to his service as Chief Executive Officer through April 20, 2021.

Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm’s Fees and Services
The following is a summary of the independent registered public accounting fees billed to us for professional services rendered by Moss Adams for the fiscal years ended December 31, 2020 and 2019.

Fee Category	2020	2019
Audit Fees	$252,410	$270,315
Audit Related Fees	15,200	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$267,610	$270,315
Audit fees consist of fees billed for each of 2020 and 2019 for professional services rendered in connection with the audit of our annual Consolidated Financial Statements and reviews of our interim Consolidated Financial Statements included in our periodic reports. All of Moss Adams’ services in auditing the Company’s financial statements for the fiscal year ended December 31, 2020 were performed by full-time permanent employees of Moss Adams.
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

Exhibit Number		Description

24.2	*	Power of Attorney of Officers and Directors of the Company (set forth on the signature page of this Form 10-K/A).

31.3	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*		Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuverra Environmental Solutions, Inc.

By:	/s/ CHARLES K. THOMPSON
Name:	Charles K. Thompson
Title:	Chairman of the Board and Principal Executive Officer
Date:	April 26, 2021
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

Signature	Title	Date

/s/ CHARLES K. THOMPSON	Chairman of the Board and Director (Principal Executive Officer)	April 26, 2021
Charles K. Thompson

/s/ ERIC BAUER	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	April 26, 2021
Eric Bauer

/s/ ROGER MENDELOVITZ	Corporate Controller (Principal Accounting Officer)	April 26, 2021
Roger Mendelovitz

/s/ LAWRENCE A. FIRST	Director	April 26, 2021
Lawrence A. First

/s/ MICHAEL Y. MCGOVERN	Director	April 26, 2021
Michael Y. McGovern

/s/ DAVID J. NIGHTINGALE	Director	April 26, 2021
David J. Nightingale