Form 10-Q
period 2021-03-31
Nuverra Environmental Solutions, Inc.
filed 2021-05-11
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
or
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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 16,148,305.

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

•changes in commodity prices;

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

•disruptions impacting crude oil and natural gas transportation, processing, refining, and export systems, including vacated easements, environmental impact studies, forced shutdown by governmental agencies and litigation affecting regarding the Dakota Access Pipeline;

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

•risks and uncertainties associated with the potential for a further appeal of the order confirming our previously completed plan of reorganization;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$10,578	$12,880
Restricted cash	2,990	2,820
Accounts receivable, net of allowance for doubtful accounts of $1.0 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively	16,788	15,427
Inventories	2,893	2,852
Prepaid expenses and other receivables	2,438	3,119
Assets held for sale	778	778
Total current assets	36,465	37,876
Property, plant and equipment, net of accumulated depreciation of $124.2 million and $114.9 million at March 31, 2021 and December 31, 2020, respectively	145,654	151,164
Operating lease assets	1,609	1,691
Equity investments	—	35
Intangibles, net	182	194
Other assets	88	106
Total assets	$183,998	$191,066
Liabilities and Shareholders’ Equity
Accounts payable	$6,412	$5,130
Accrued and other current liabilities	9,338	9,550
Current portion of long-term debt	2,338	2,433
Total current liabilities	18,088	17,113
Long-term debt	31,207	31,673
Noncurrent operating lease liabilities	1,303	1,360
Deferred income taxes	120	120
Long-term contingent consideration	500	500
Asset retirement obligations	8,184	8,017
Total liabilities	59,402	58,783
Commitments and contingencies
Shareholder's equity:
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 16,104 shares issued and 15,955 outstanding at March 31, 2021, and 15,833 shares issued and 15,772 outstanding at December 31, 2020)	161	158
Additional paid-in capital	339,793	339,663
Treasury stock (148 shares and 60 shares at March 31, 2021 and December 31, 2020, respectively)	(694)	(477)
Accumulated deficit	(214,664)	(207,061)
Total shareholders' equity	124,596	132,283
Total liabilities and equity	$183,998	$191,066
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Service revenue	$22,326	$34,471
Rental revenue	1,339	3,471
Total revenue	23,665	37,942
Costs and expenses:
Direct operating expenses	20,981	31,476
General and administrative expenses	3,527	4,924
Depreciation and amortization	6,070	7,989
Impairment of long-lived assets	—	15,579
Total costs and expenses	30,578	59,968
Operating loss	(6,913)	(22,026)
Interest expense, net	(678)	(1,160)
Other income (expense), net	(4)	142
Reorganization items, net	(8)	—
Loss before income taxes	(7,603)	(23,044)
Net loss	$(7,603)	$(23,044)

Loss per common share:
Net loss per basic common share	$(0.48)	$(1.46)

Net loss per diluted common share	$(0.48)	$(1.46)

Weighted average shares outstanding:
Basic	15,877	15,754
Diluted	15,877	15,754
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2021	15,833	$158	$339,663	(60)	$(477)	$(207,061)	$132,283
Issuance of common stock to employees and Board of Directors	271	3	(3)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(88)	(217)	—	(217)
Stock-based compensation	—	—	133	—	—	—	133
Net loss	—	—	—	—	—	(7,603)	(7,603)
Balance at March 31, 2021	16,104	161	339,793	(148)	(694)	(214,664)	124,596

Balance at January 1, 2020	15,781	$158	$337,628	(46)	$(436)	$(162,918)	$174,432
Issuance of common stock to employees	40	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(14)	(41)	—	(41)
Stock-based compensation	—	—	290	—	—	—	290
Net loss	—	—	—	—	—	(23,044)	(23,044)
Balance at March 31, 2020	15,821	158	337,918	(60)	(477)	(185,962)	151,637

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,603)	$(23,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,070	7,989
Amortization of debt issuance costs, net	65	41
Stock-based compensation	133	290
Impairment of long-lived assets	—	15,579
Gain on disposal of property, plant and equipment	(89)	(100)
Bad debt expense	89	—
Other, net	229	246
Changes in operating assets and liabilities:
Accounts receivable	(1,450)	3,790
Prepaid expenses and other receivables	681	199
Accounts payable and accrued liabilities	1,130	2,139
Other assets and liabilities, net	(22)	284
Net cash provided by (used in) operating activities	(767)	7,413
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	89	176
Purchases of property, plant and equipment	(612)	(1,413)
Net cash used in investing activities	(523)	(1,237)
Cash flows from financing activities:
Payments on Commercial real estate loan	(141)	—
Payments on First and Second Lien Term Loans	—	(823)
Proceeds from Revolving Facility	—	43,281
Payments on Revolving Facility	—	(43,281)
Payments on finance leases and other financing activities	(701)	(596)
Net cash used in financing activities	(842)	(1,419)
Change in cash, cash equivalents and restricted cash	(2,132)	4,757
Cash and cash equivalents, beginning of period	12,880	4,788
Restricted cash, beginning of period	2,820	922
Cash, cash equivalents and restricted cash, beginning of period	15,700	5,710
Cash and cash equivalents, end of period	10,578	9,888
Restricted cash, end of period	2,990	579
Cash, cash equivalents and restricted cash, end of period	$13,568	$10,467

	Three Months Ended
	March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$295	$848
Cash paid for taxes, net	—	40
Property, plant and equipment purchases in accounts payable	468	1,020

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Our condensed consolidated balance sheet as of December 31, 2020, included herein, has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (or “GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “2020 Annual Report on Form 10-K”).

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

There have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in our 2020 Annual Report on Form 10-K.

Restricted Cash

On November 16, 2020, we entered into a Loan Agreement (the “Master Loan Agreement”) with First International Bank & Trust, a North Dakota banking corporation (the “Lender”), for: (i) a $13.0 million equipment term loan (the “Equipment Loan”); (ii) a $10.0 million real estate term loan (the “CRE Loan”); (iii) a $5.0 million operating line of credit (the “Operating LOC Loan”); and (iv) a $4.839 million letter of credit facility (the “Letter of Credit Facility”), which collectively may be referred to as the “Loans”. The Letter of Credit Facility was amended on January 25, 2021, in order to increase by $510,000 the maximum availability thereunder, for up to $5.349 million. The Master Loan Agreement also required the Company deposit into a reserve account held by the Lender (the “Reserve Account”) the sum of $2.5 million and make additional monthly deposits of $100,000 into the Reserve Account. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under (a) our First Lien Credit Agreement (the “First Lien Credit Agreement”), by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company and (b) our Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto, Wilmington Savings Fund Society, FSB, as administrative agent, and the Company, totaling $12.6 million and $8.3 million, respectively. Funds held in the Reserve Account are not accessible by the Company and are pledged as additional security for the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility. We had a restricted cash balance of $3.0 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this Topic 740 on January 1, 2021. The adoption of the new tax standard did not have a material effect on our consolidated financial statements.

Note 2 - Recently Issued Accounting Pronouncements
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

Contract Assets

There was no contract asset recorded on the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31, 2021
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$9,570	$5,390	$2,107	$—	$17,067
Disposal Services	1,353	1,750	1,453	—	4,556
Other Revenue	542	151	10	—	703
Total Service Revenue	11,465	7,291	3,570	—	22,326

Rental Revenue	1,324	15	—	—	1,339

Total Revenue	$12,789	$7,306	$3,570	$—	$23,665

	Three months ended March 31, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$14,314	$7,144	$2,256	$—	$23,714
Disposal Services	3,856	2,163	2,346	—	8,365
Other Revenue	1,866	452	74	—	2,392
Total Service Revenue	20,036	9,759	4,676	—	34,471

Rental Revenue	3,432	35	4	—	3,471

Total Revenue	$23,468	$9,794	$4,680	$—	$37,942

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

Most of our leases have remaining lease terms of one year to 14 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $2.5 million under the residual value guarantees, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Three Months Ended
		March 31,
Lease Cost	Classification	2021	2020
Operating lease cost (a)	General and administrative expenses	$258	$654
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	537	618
Interest on lease liabilities	Interest expense, net	127	148
Variable lease cost	General and administrative expenses	541	926
Sublease income	Other income, net	(23)	(23)
Total net lease cost		$1,440	$2,323

(a)     Includes short-term leases, which represented $0.1 million and $0.1 million of the balance for the three months ended March 31, 2021 and March 31, 2020, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$1,609	$1,691
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	5,618	6,185
Total leased assets		$7,227	$7,876

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$306	$331
Finance lease liabilities	Current portion of long-term debt	1,408	1,420
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,303	1,360
Finance lease liabilities	Long-term debt	5,800	6,161
Total lease liabilities		$8,817	$9,272

(a)     Finance lease assets are recorded net of accumulated amortization of $4.4 million and $3.9 million as of March 31, 2021 and December 31, 2020, respectively.

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	40.5	39.9
Finance leases	2.7	3.2

Weighted-average discount rate:
Operating leases	10.00%	10.08%
Finance leases	6.77%	6.77%

	Three Months Ended
	March 31,
Supplemental Disclosure of Cash Flow Information and Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$258	$654
Operating cash flows from finance leases	127	148
Financing cash flows from finance leases	353	437

Leased assets obtained in exchange for new operating lease liabilities	$—	$—
Leased assets obtained in exchange for new finance lease liabilities	—	43

Maturities of lease liabilities are as follows:

	March 31, 2021
	Operating Leases (a)	Finance Leases (b)
Remainder of 2021	$408	$1,399
2022	347	1,832
2023	200	3,447
2024	190	383
2025	188	423
Thereafter	6,522	1,062
Total lease payments	7,855	8,546
Less amount representing executory costs (c)	—	—
Net lease payments	7,855	8,546
Less amount representing interest	(6,246)	(1,338)
Present value of total lease liabilities	1,609	7,208
Less current lease liabilities	(306)	(1,408)
Long-term lease liabilities	$1,303	$5,800

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

Note 5 - Equity

Preferred Stock
The Board is authorized to issue up to 1.0 million shares of preferred stock, par value $0.01, and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without further vote or act by the common stockholders. There was no preferred stock outstanding as of March 31, 2021 and December 31, 2020.

Series A Preferred Stock

The Board declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.01 per share (“Common Stock”). The dividend was paid to the stockholders of record at the close of business on January 4, 2021 (the “Record Date”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $7.02, subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement, dated as of December 21, 2020 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC.

The Rights, which are not exercisable until the Distribution Date (as defined in the Rights Agreement), will expire prior to the earliest of (i) the close of business on December 21, 2021, unless extended prior to expiration (provided any such extension will be submitted to the stockholders of the Company for ratification at the next annual meeting following such extension); (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement and (iv) the time at which the Rights are terminated upon the occurrence of certain transactions.

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

Other Equity Issuances

During the three months ended March 31, 2021, we issued common stock for our stock-based compensation program, which is discussed further in Note 13.

Note 6 - Earnings Per Common Share

Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2021 and March 31, 2020, no shares of common stock underlying restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted net loss per share for the periods presented (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator: Net loss	$(7,603)	$(23,044)

Denominator:
Weighted average shares—basic	15,877	15,754
Common stock equivalents	—	—
Weighted average shares—diluted	15,877	15,754

Loss per common share:
Net loss per basic common share	$(0.48)	$(1.46)

Net loss per diluted common share	$(0.48)	$(1.46)

Anti-dilutive stock-based awards excluded:	346	394

Note 7 - Intangible Assets

Intangible assets consist of the following:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$540	$(358)	$182	3.9
Trade name	—	—	—	0.0
Total intangible assets	$540	$(358)	$182	3.9

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$540	$(346)	$194	4.8
Trade name	799	(799)	—	0.0
Total intangible assets	$1,339	$(1,145)	$194	4.8

The disposal permits are related to the Rocky Mountain, Northeast and Southern divisions. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Amortization expense was $12.0 thousand and $0.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Note 8 - Assets Held for Sale and Impairment

Impairment Charges

We had no impairment charges during the three months ended March 31, 2021. Impairment charges of $15.6 million were recorded during the three months ended March 31, 2020.

Assets Held for Sale

During the three months ended March 31, 2020, certain property classified as “Assets held for sale” on the condensed consolidated balance sheet located in the Rocky Mountain division was re-evaluated for impairment based on an accepted offer from a buyer that indicated fair value of the real property was lower than its net book value, and impairment charges of $0.6 million were recorded during the three months ended March 31, 2020, which is included in “Impairment of long-lived assets” on our consolidated statements of operations.

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

Note 9 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued payroll and employee benefits	$2,694	$2,353
Accrued insurance	2,507	2,263
Accrued legal	132	294
Accrued taxes	697	1,282
Accrued interest	191	56
Accrued operating costs	2,585	2,683
Accrued other	226	288
Current operating lease liabilities	306	331
Total accrued and other current liabilities	$9,338	$9,550

Note 10 - Debt

Debt consisted of the following at March 31, 2021 and December 31, 2020:

			March 31, 2021	December 31, 2020
	Interest Rate	Maturity Date	Carrying Value of Debt (k)	Carrying Value of Debt (k)
Operating LOC Loan (a)	7.00%	Nov. 2021	$—	$—
Equipment Loan (b)	3.14%	Nov. 2025	13,000	13,000
CRE Loan (c)	6.50%	Nov. 2032	9,791	9,932
Letter of Credit Facility (d)	7.00%	Nov. 2021	—	—
PPP Loan (e)	1.00%	May 2022	4,000	4,000
Vehicle Term Loan (f)	5.27%	Dec. 2021	272	363
Equipment Finance Loan (g)	6.50%	Nov. 2022	137	158
Finance leases (h)	6.77%	Various	7,208	7,581
Total debt			34,408	35,034
Debt issuance costs presented with debt (i)			(863)	(928)
Total debt, net			33,545	34,106
Less: current portion of long-term debt (j)			(2,338)	(2,433)
Long-term debt			$31,207	$31,673
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

(d)    The interest rate presented represented the interest rate on the $5.349 million letter of credit facility.

(e) Interest on the PPP Loan (as defined below) accrues at an annual rate of 1.00%.

(f) Interest on the Vehicle Term Loan (as defined below) accrues at an annual rate of 5.27%.

(g) Interest on the Equipment Finance Loan (as defined below) accrues at an annual rate of 6.50%.

(h) Our finance leases include finance lease arrangements related to fleet purchases and real property with a weighted-average annual interest rate of approximately 6.77%, which mature in varying installments between 2021 and 2029.

(i) The debt issuance costs as of March 31, 2021 and December 31, 2020 resulted from refinancing the debt with First International Bank.

(j) The principal payments due within one year for the CRE Loan, Vehicle Term Loan, Equipment Finance Loan and finance leases are included in current portion of long-term debt as of March 31, 2021 and December 31, 2020.

(k)    Our Operating LOC Loan, Equipment Loan, CRE Loan, Vehicle Term Loan, Equipment Finance Loan and finance leases bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

See below for a discussion of material changes and developments in our debt and its principal terms from those described in Note 12 to the consolidated financial statements in our 2020 Annual Report on Form 10-K.

Indebtedness

As of March 31, 2021, we had $34.4 million of indebtedness outstanding, consisting of $13.0 million under the Equipment Loan, $9.8 million under the CRE Loan, $4.0 million under the PPP Loan, $0.3 million under the Vehicle Term Loan, $0.1 million under the Equipment Finance Loan and $7.2 million of finance leases for vehicle financings and real property leases.

As further described below, our Operating LOC Loan, CRE Loan, and Equipment Loan contain certain affirmative and negative covenants, including a minimum debt service coverage ratio (“DSCR”), beginning December 31, 2021, as well as other terms and conditions that are customary for loans of this type. As of March 31, 2021, we were in compliance with all covenants.

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

Note 11 - Derivative Warrants

Upon emergence from chapter 11 on August 7, 2017 (the “Effective Date”), pursuant to the prepackaged plans of reorganization (together, and as amended, the “Plan”), we issued to the holders of the pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases warrants to purchase an aggregate of 118,137 shares of common stock, par value $0.01, at an exercise price of $39.82 per share and a term expiring seven years from the Effective Date. The effective value of the outstanding warrant was zero at March 31, 2021 and December 31, 2020.

Note 12 - Income Taxes

We recorded no income tax expense or benefit during the three months ended March 31, 2021. As a result, the effective tax rate for the three months ended March 31, 2021 was 0.0%, which differed from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three months ended March 31, 2020 was 0.0%, which differed from the federal statutory rate of 21.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

We have significant deferred tax assets, consisting primarily of net operating losses, some of which have a limited life, generally expiring between the years 2032 and 2037, and capital losses, which began to expire in 2020. We regularly assess the evidence available to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued ordinary losses, at March 31, 2021 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near 0.0% for the remainder of 2021.

Note 13 - Stock-Based Compensation

Award Plans

2017 Long Term Incentive Plan

Pursuant to the requirements of the Plan, on February 22, 2018, the Board approved the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. Pursuant to the terms of the Plan, the Incentive Plan became effective on the Effective Date. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of March 31, 2021, approximately 510,127 shares were available for issuance under the Incentive Plan.

2018 Restricted Stock Plan for Directors

Further, the Compensation Committee on February 22, 2018 adopted the 2018 Restricted Stock Plan for Directors (the “Director Plan”), which was ratified by the Company’s stockholders at the Company’s 2018 Annual Meeting. The Director Plan provides for the grant of restricted stock to the non-employee directors of the Company. On December 18, 2020, our stockholders approved at our annual stockholder meeting an amendment to increase the number of shares that may be issued under the Director Plan to 250,000 shares of common stock from 100,000 shares of common stock. As of March 31, 2021, 150,000 shares were available for issuance under the Director Plan.

There were no grants awarded under either the Incentive Plan or the Director Plan during the three months ended March 31, 2021 and March 31, 2020.

The total stock-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020 was as follows:

	Three Months Ended
	March 31,
	2021	2020
Restricted stock (1)	$133	$290
Total expense	$133	$290
(1)    Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

At March 31, 2021, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $486.5 million and is expected to be recognized over a weighted average period of 1.5 years.

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

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 did not include any accruals for environmental matters.

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

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of March 31, 2021. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

Surety Bonds and Letters of Credit

At March 31, 2021, and December 31, 2020, we had surety bonds outstanding of approximately $4.4 million and $4.2 million respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at March 31, 2021 and December 31, 2020, we had outstanding irrevocable letters of credit totaling none and $5.4 million, respectively, to support various agreements, leases and insurance policies.

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

Note 16 - Related Party and Affiliated Company Transactions

There have been no significant changes to the other related party transactions as described in Note 23 to the consolidated financial statements in our 2020 Annual Report on Form 10-K.

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

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended March 31, 2021
Revenue	$12,789	$7,306	$3,570	$—	$23,665
Direct operating expenses	11,363	6,653	2,965	—	20,981
General and administrative expenses	921	359	158	2,089	3,527
Depreciation and amortization	2,312	2,355	1,392	11	6,070
Operating loss	(1,807)	(2,061)	(945)	(2,100)	(6,913)
Loss before income taxes	(1,960)	(2,164)	(996)	(2,483)	(7,603)

As of March 31, 2021
Total assets (a)	$56,426	$51,316	$60,534	$15,722	$183,998
Total assets held for sale	—	—	—	778	778

Three months ended March 31, 2020
Revenue	$23,468	$9,794	$4,680	$—	$37,942
Direct operating expenses	19,551	8,371	3,554	—	31,476
General and administrative expenses	1,489	634	270	2,531	4,924
Depreciation and amortization	3,465	2,551	1,969	4	7,989
Impairment of long-lived assets	12,183	—	3,396	—	15,579
Operating income (loss)	(13,220)	(1,762)	(4,509)	(2,535)	(22,026)
Income (loss) before income taxes	(13,255)	(1,875)	(4,563)	(3,351)	(23,044)

As of March 31, 2020
Total assets (a)	$75,357	$60,529	$65,752	$12,816	$214,454
Total assets held for sale	1,100	135	—	778	2,013
_____________________

(a)    Total assets exclude intercompany receivables eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto. See “Forward-Looking Statements” on page 5 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “2020 Annual Report on Form 10-K”), as well as the updated risk factor below in “Part II - Other Information Item 1A. Risk Factors”, and in our other filings with the United States Securities and Exchange Commission (“SEC”) for a description of important factors that could cause actual results to differ from expected results.

Company Overview

Nuverra Environmental Solutions, Inc. and its subsidiaries (collectively, “Nuverra,” the “Company,” “we,” “us,” or “our”) are providers of water logistics and oilfield services to customers focused on the development and ongoing production of oil and natural gas from shale formations in the United States. Our business operations are organized into three geographically distinct divisions: the Rocky Mountain division, the Northeast division, and the Southern division. Within each division, we provide water transport services, disposal services, environmental remediation services and rental and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas. These services and the related revenues are further described in Note 3 in the Notes to the Condensed Consolidated Financial Statements herein.

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of March 31, 2021, we had 234 employees in the Rocky Mountain division.

Water Transport Services

We manage a fleet of 145 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities and for workover activity.

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

Disposal Services

We manage a network of 20 owned and leased salt water disposal wells with current capacity of approximately 84 thousand barrels of water per day, and permitted capacity of 107 thousand barrels of water per day. Our salt water disposal wells in the Rocky Mountain division are operated under the Landtech brand. Additionally, we operate a landfill facility near Watford City, North Dakota that handles the disposal of drill cuttings and other oilfield waste generated from drilling and completion activities in the region.

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

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown and Wheeling, West Virginia, Williamsport and Wellsboro, Pennsylvania, and Cambridge and Cadiz, Ohio. As of March 31, 2021, we had 189 employees in the Northeast division.

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

Disposal Services

We manage a network of 13 owned and leased salt water disposal wells with current capacity of approximately 22 thousand barrels of water per day, and permitted capacity of approximately 22 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.

Southern Division

The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Houston, Texas. As of March 31, 2021, we had 65 employees in the Southern division.

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

In the Southern division, we also own and operate a 60-mile underground twin pipeline network for the collection of produced water for transport to interconnected disposal wells and the delivery of fresh water from water sources to operator locations for use in well completion activities. The pipeline network can currently handle disposal volumes up to approximately 50 thousand barrels per day with 6 disposal wells attached to the pipeline and is scalable up to approximately 106 thousand barrels per day.

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

Trends Affecting Our Operating Results

COVID-19 Pandemic and Oil Price Fluctuations

The outbreak of the novel coronavirus (“COVID-19”) in the first quarter of 2020 and its continued spread across the globe throughout 2020 and through the first quarter of 2021 has resulted, and is likely to continue to result, in significant economic disruption, including reduction in energy demand and commodity price volatility. Beginning in the first quarter of 2020, federal, state and local governments implemented significant actions to mitigate the public health crisis, including shelter-in-place orders, business closures and capacity limits, quarantines, travel restrictions, executive orders and similar restrictions intended to control the spread of COVID-19. Over the remainder of 2020 and through the first quarter of 2021, many of these restrictions were adjusted based on the severity of the COVID-19 outbreak in particular communities, sometimes resulting in an easing of restrictions while other times resulting in a reinstatement or tightening of restrictions. During the first quarter of 2021 the distribution and administration of a vaccine has led to the beginning of the reopening of meaningful elements of the domestic economy. The economy has been and continues to be marked by significant uncertainty, and changes in travel patterns have resulted in a generally reduced demand for refined products, such as gasoline and jet fuel, and consequently a reduction in the demand for crude oil.

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

The convergence of the COVID-19 pandemic and oil supply conflict created a dramatic decline in the demand and price of crude oil. The resulting impact to oil prices during the first half of 2020 was significant, with the price per barrel of West Texas Intermediate (“WTI”) crude oil plummeting 56% during March 2020. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of $9 per barrel in late April, including negative pricing for one day in April. OPEC+ agreed in April 2020 to cut production, which began in May 2020 and has continued through the end of March 2021. WTI crude oil prices began to steadily rise during 2020, and since January 2021, prices have been between $47 and $66 per barrel. Despite the improvement in the crude oil markets, drilling and completion activity in the United States and our markets remain depressed compared to levels seen in early 2020 as measured by the U.S. onshore rig count. While commodity prices have increased, a recent trend by our customers, at the insistence of investors, has been to limit capital expenditures to cash flow and to return any excess cash to shareholders in the form of dividends or stock repurchases and or to repay debt. Despite improved crude oil prices, this trend has limited the increase in activity and pricing by our customers.

While we experienced minimal impact in the first quarter of 2020, we experienced a significant decline in activity during the remainder of 2020 and through the first quarter of 2021. We do not foresee a return to pre-COVID-19 activity and pricing during 2021 and possibly beyond. In anticipation of a meaningful and sustained decline in our revenues, during the first quarter of 2020, we implemented a number of initiatives to adjust our cost structure, including:

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

Additionally, we implemented a significant reduction in our capital expenditures budget. We continue to maintain most of our pay reductions and other savings initiatives, but monitor market conditions that would necessitate increasing employee wages. In February 2021, the Company implemented a partial restoration of the salary reductions that were implemented in the second quarter of 2020, which restored approximately one-third of the wages cut.

Our liquidity may be negatively impacted depending on how quickly consumer demand and oil prices stabilize. A lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, which could lead to reduced liquidity, an event of default, or an inability to access amounts available under our operating line of credit of $5.0 million, and our letter of credit facility of $5.35 million.

While we are not able to estimate the full impact of the COVID-19 outbreak and the decrease in oil production levels on our financial condition and future results of operations, we expect that this situation will have an adverse effect on our reported results through 2021 and possibly beyond.

Other Trends Affecting Operating Results

Our results are affected by capital expenditures made by the exploration and production operators in the shale basins in which we operate. These capital expenditures determine the level of drilling and completion activity which in turn impact the amount of produced water, water for fracking, flowback water, drill cuttings and rental equipment requirements that create demand for our services. The primary drivers of these expenditures are current or anticipated prices of crude oil and natural gas. Prices trended lower during the first quarter of 2020 and increased during the first quarter of 2021. The average price per barrel of WTI crude oil was $58.09 for the three months ended March 31, 2021 as compared to $45.34 for the three months ended March 31, 2020. The average price per million Btu of natural gas as measured by the Henry Hub Natural Gas Index was $3.50 for the three months ended March 31, 2021 compared to $1.91 for the three months ended March 31, 2020. See “COVID-19 Pandemic and Oil Price Declines” above for further discussion.

The rapid drop in crude prices occurred primarily in March and April 2020. Since June 2020, crude oil prices have ranged between $35 and $68 per barrel. The drop in crude oil prices had minimal impact on the first quarter of 2020 operating results as our customers had little time to adjust activity levels. However, our customers’ drilling and completion activity fell substantially beginning in the second quarter of 2020, with many customers also shutting in or lowering production as a result of spot crude prices falling below the cash costs of production in many basins and wells. While crude oil prices have recovered, the increase in activity has been in the Permian Basin and activity in the Bakken has remained slow, with the rig count remaining below 15 in 2021 thus far compared to 50 in the first quarter of 2020.

During June 2020, per the North Dakota Industrial Commission, approximately 28% of daily crude oil production in the Bakken shale region was estimated to have been shut-in, contributing to a reduction of approximately 405,000 barrels per day. The curtailed production dropped the volumes of produced water accordingly. This had a dramatic negative effect on our produced water business in the Rocky Mountain division that has been slow to rebound. Additionally, in early July 2020, a United States court ruling ordered the shutdown of the Dakota Access Pipeline (“DAPL”) over concerns on the environmental impact of the pipeline. The DAPL is a major transporter of oil volumes from the Bakken shale area with capacity to transport in excess of 500,000 barrels per day. Although transport of product from the Bakken shale area historically has also occurred by rail and other means, the net prices realized by producers is significantly lower than crude oil sold into the DAPL. As a result, if the pipeline is shut down, activity in the basin should be lower as the economics to the operators will deteriorate. Appeals courts have allowed the DAPL to continue to operate in the near term, but courts have also vacated needed easements making DAPL vulnerable to being shut down by government action or further litigation. The potential closure of the DAPL has customers cautious about returning to more normal business volumes and/or deferring capital expenditure projects until the litigation has been adjudicated.

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

We are seeing increased pressure on wages as other parts of the economy have remained strong or improved. This phenomenon has required us to evaluate and in some cases adjust hourly rates and salaries for drivers and mechanics, for example. In addition, given the lower wage scale in the energy industry, we are facing challenges to recruit drivers who historically migrated to the energy industry in search of a higher compensation structure.

As crude oil prices have increased and the economy begins to reopen, we are seeing significant increases in fuel prices which we will monitor as those charges are a significant operating cost for the business.

During 2020 and the first three months of 2021, we have seen continued reuse and water sharing in the Northeast. Some of our customers are using produced and flowback water for fracking as they have determined it is more economical to transport produced water to sites than it is to dispose of the water. Operators are also sharing water with other operators to avoid disposal. Transporting shared or reused water still requires trucking services, but it is generally shorter haul work done at an hourly rate which negatively impacts our revenues.

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

The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2020 Annual Report on Form 10-K.

Results of Operations:

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenue:
Service revenue	$22,326	$34,471	$(12,145)	(35.2)%
Rental revenue	1,339	3,471	(2,132)	(61.4)%
Total revenue	23,665	37,942	(14,277)	(37.6)%
Costs and expenses:
Direct operating expenses	20,981	31,476	(10,495)	(33.3)%
General and administrative expenses	3,527	4,924	(1,397)	(28.4)%
Depreciation and amortization	6,070	7,989	(1,919)	(24.0)%
Impairment of long-lived assets	—	15,579	(15,579)	(100.0)%
Total costs and expenses	30,578	59,968	(29,390)	(49.0)%
Operating loss	(6,913)	(22,026)	(15,113)	68.6%
Interest expense, net	(678)	(1,160)	(482)	(41.6)%
Other income (expense), net	(4)	142	(146)	(102.8)%
Reorganization items, net	(8)	—	(8)	N/A
Loss before income taxes	(7,603)	(23,044)	(15,441)	67.0%
Net loss	$(7,603)	$(23,044)	$(15,441)	67.0%

Service Revenue

Service revenue consists of fees charged to customers for water transport services, disposal services and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas.

On a consolidated basis, service revenue for the three months ended March 31, 2021 was $22.3 million, down $12.1 million, or 35.2%, from $34.5 million in the prior year period. The decline in service revenue is primarily due to decreases in water transport services and disposal services in all three divisions. As the primary causes of the decreases in water transport services and decreases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue consists of fees charged to customers for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup of equipment. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions.

Rental revenue for the three months ended March 31, 2021 was $1.3 million, down $2.1 million, or 61.4%, from $3.5 million in the prior year period due to a significant decline in drilling and completion activity, which resulted in lower utilization and the return of rental equipment by our customers in the Rocky Mountain division.

Direct Operating Expenses

The primary components of direct operating expenses are compensation, third-party hauling, fuel and repairs and maintenance costs.

Direct operating expenses for the three months ended March 31, 2021 decreased $10.5 million to $21.0 million from $31.5 million in the prior year period. The decrease is primarily attributable to lower activity levels in water transport services and disposal services and company-enacted cost cutting measures resulting in a decline in third-party hauling costs and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $3.5 million, down $1.4 million, or 28.4%, from $4.9 million in the three months ended March 31, 2020 due primarily to a decrease in compensation costs resulting from broad employee wage reductions and layoffs. There were partial wage increases that took effect in March 2021 for employees whose wages had been reduced in prior periods.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2021 was $6.1 million, down 24.0% as compared to $8.0 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to impairment of long-lived assets during 2020, the sale of under-utilized or non-core assets and assets becoming fully depreciated partially offset by asset additions.

Impairment of Long-lived Asset

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

There were no impairment charges recorded during the three months ended March 31, 2021.

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

During the three months ended March 31, 2020, certain property classified as held for sale in the Rocky Mountain division was evaluated for impairment based on an accepted offer received by the Company for the sale of the property. As a result of that offer, an impairment charge of $0.6 million was recorded during the same period. There was a signed purchase agreement for the property and the sale was expected to close within the following three months.

Interest Expense, net

Interest expense, net during the three months ended March 31, 2021 was $0.7 million compared to $1.2 million in the prior year period. The decrease is primarily due to the retirement of the First Lien Credit Agreement and Second Lien Term Loan Agreement (as defined below) and the lower overall effective interest rates on our outstanding debt.

Other Income, net

During the three months ended March 31, 2021, we had other income, net of $4 thousand compared to $0.1 million in the prior year period. Other income, net during the three months ended March 31, 2020 primarily consisted of $0.1 million of bankruptcy settlement received from one of our vendors.

Income Taxes

No income tax expense or benefit was recorded for the three months ended March 31, 2021 or March 31, 2020. The primary item impacting income taxes for the three months ended March 31, 2021 and March 31, 2020 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Three Months Ended March 31, 2021 and 2020

The following table shows operating results for each of our segments for the three months ended March 31, 2021 and 2020:

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Three months ended March 31, 2021
Revenue	$12,789	$7,306	$3,570	$—	$23,665
Direct operating expenses	11,363	6,653	2,965	—	20,981
Operating loss	(1,807)	(2,061)	(945)	(2,100)	(6,913)

Three months ended March 31, 2020
Revenue	$23,468	$9,794	$4,680	$—	$37,942
Direct operating expenses	19,551	8,371	3,554	—	31,476
Operating income (loss)	(13,220)	(1,762)	(4,509)	(2,535)	(22,026)

Change
Revenue	$(10,679)	$(2,488)	$(1,110)	$—	$(14,277)
Direct operating expenses	(8,188)	(1,718)	(589)	—	(10,495)
Operating (loss) income	11,413	(299)	3,564	435	15,113

Rocky Mountain

The Rocky Mountain division has experienced a significant slowdown as compared to the prior year, as evidenced by the rig count declining 77%, from 52 at March 31, 2020 to 12 at March 31, 2021. Although there was a notable increase in WTI crude oil price per barrel, which averaged $58.09 in the first quarter of 2021 versus an average of $45.34 for the same period in the prior year, new drilling and completion activities have been very low as many of the larger exploration and production companies focused their capital spending in other basins. Revenues for the Rocky Mountain division decreased by $10.7 million, or 46%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a $4.7 million, or 33%, decrease in water transport revenues from lower trucking volumes. Revenue from company-owned trucking revenue declined 33%, or $3.4 million and third-party trucking revenue decreased 20%, or $0.7 million, and water transfer revenue decreased $0.6 million or 99%. The principal factors in the decline were a reduction in company drivers (a decline of approximately 40%), competition that lowered rates (approximately 15%) and reduced service work as a function of the decline in drilling and completion activity. Our rental and landfill businesses are our two service lines most levered to drilling activity. Rental revenues decreased by 61%, or $2.1 million, in the current year due to lower utilization and pricing resulting from a significant decline in drilling activity. Our landfill revenues decreased 97%, or $1.4 million, compared to prior year due primarily to a 98% decrease in disposal volumes as rigs working in the vicinity declined materially. In addition, the landfill was near capacity and we actively managed the facility to keep volumes low. Our salt water disposal well revenue decreased $1.1 million, or 46%, compared to the prior year as lower completion activity and production volumes led to a 44% decrease in average barrels per day disposed during the current year largely as a result of the trend of operators transporting water to disposal wells via pipeline. Other revenue not related to the categories above decreased by $1.3 million.

For the Rocky Mountain division, direct operating costs decreased by $8.2 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due primarily to lower activity levels for water transport services, lower disposal costs, reduced third party hauling costs, lower compensation expenses and fuel, maintenance and repair costs.

Northeast

Revenues for the Northeast division decreased by $2.5 million, or 25%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to decreases in water transport services of $1.8 million, or 25%, and disposal services of $0.4 million, or 19%. Although natural gas prices per million Btu, as measured by the Henry Hub Natural Gas Index, increased 83.2% from an average of $1.91 for the three months ended March 31, 2020 to an average of $3.50 for the three months ended March 31, 2021, the rig count declined 26% from 50 during the three months ended March 31, 2020 to 37 during the three months ended March 31, 2021. This led to lower activity levels for both water transport services and disposal services. Our customers continued the industry trend of water reuse and water sharing in 2021. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, revenues per billed hour decreased by 15% which was a function of the increased competition and the operator focus on reducing costs. The regional driver count declined approximately 30% year over year which also contributed to the lower revenue. The combination of a lower rig count, water reuse and sharing and competition, contributed to the decline in disposal volumes and pricing.

For the Northeast division, direct operating costs decreased by $1.7 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to a combination of lower activity levels for water transport services and disposal services as well as company cost cutting initiatives resulting in a decline in compensation costs and fleet-related expenses, including fuel costs. Operating loss increased by $0.3 million over the prior year period due primarily to $2.5 million in lower revenue, offset by a $1.7 million decrease in direct operating expenses and $0.5 million decrease in depreciation and amortization expense.

Southern

Revenues for the Southern division decreased by $1.1 million, or 24%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease is due primarily to lower disposal well volumes, whether connected to the pipeline or not, resulting from a decrease in overall activity which was amplified by severe weather events during the three months ended March 31, 2021. There were fewer rigs operating in the area as well as lower revenue per barrel. Rig count declined 4% in the area, from 48 at March 31, 2020 to 46 at March 31, 2021. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 7,547 barrels per day (or 30%) during the current year and volumes received in the disposal wells connected to the pipeline decreased by an average of 10,230 barrels per day (or 27%) during the current year.

For the Southern division, direct operating costs decreased by $0.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to lower activity levels for disposal services resulting in a decline in fleet-related expenses, including fuel and maintenance and repair costs and compensation costs. Operating loss improved by $3.6 million as compared to the prior year primarily due to $3.4 million of impairment of long-lived assets during the prior year.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended March 31, 2021 were $0.4 million lower than those reported for the three months ended March 31, 2020 due primarily to a decrease in compensation costs resulting from cost reduction initiatives implemented during 2020. The compensation was partially reinstated during the three months ended March 31, 2021.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our sources of cash during the three months ended March 31, 2021 included cash generated by our operations and asset sales. During the three months ended March 31, 2021 and March 31, 2020, net cash used in operating activities was $0.8 million and $7.4 million, respectively, and net loss was $7.6 million and $23.0 million, respectively. As of March 31, 2021, our total indebtedness was $34.4 million and total liquidity was $15.6 million, consisting of $10.6 million of cash and $5.0 million available under the Operating LOC Loan (as defined below).

On November 16, 2020, the Company entered into a Loan Agreement (the “Master Loan Agreement”) with First International Bank & Trust, a North Dakota banking corporation (“Lender”). Pursuant to the Master Loan Agreement, Lender agreed to extend to the Company: (i) a $13.0 million equipment term loan (the “Equipment Loan”); (ii) a $10.0 million real estate term loan (the “CRE Loan”); (iii) a $5.0 million operating line of credit (the “Operating LOC Loan”); and (iv) a $4.839 million letter of credit facility (the “Letter of Credit Facility”) (the CRE Loan, the Equipment Loan, the Operating LOC Loan and the Letter of Credit Facility, collectively may be referred to as the “Loans”). The Loans were funded and closed on November 20, 2020. The Letter of Credit Facility was amended on January 25, 2021, in order to increase by $510,000 the maximum availability thereunder, for up to $5.349 million. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under (a) our First Lien Credit Agreement (the “First Lien Credit Agreement”), by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company and (b) our Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto, Wilmington Savings Fund Society, FSB, as administrative agent, and the Company, totaling $12.6 million and $8.3 million, respectively.

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

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended
	March 31,
Net cash provided by (used in):	2021	2020
Operating activities	$(767)	$7,413
Investing activities	(523)	(1,237)
Financing activities	(842)	(1,419)
Net change in cash, cash equivalents and restricted cash	$(2,132)	$4,757

Operating Activities

Net cash used in operating activities was $0.8 million for the three months ended March 31, 2021. The net loss, after adjustments for non-cash items, used cash of $1.1 million, compared to $1.0 million provided in the corresponding 2020 period. Changes in operating assets and liabilities provided $0.3 million in cash primarily due to an increase in accounts payable because of the timing of cash payments. The non-cash items and other adjustments included $6.1 million of depreciation and amortization, and stock-based compensation expense of $0.1 million, partially offset by a $0.1 million gain on the sale of assets.

Net cash provided by operating activities was $7.4 million for the three months ended March 31, 2020. The net loss, after adjustments for non-cash items, provided cash of $1.0 million. Changes in operating assets and liabilities used $6.4 million in cash primarily due to decreases in accounts payable and accrued liabilities. The non-cash items and other adjustments included $8.0 million of depreciation and amortization, stock-based compensation expense of $0.3 million, long-lived asset impairment charges of $15.6 million partially offset by a $0.1 million gain on the sale of assets.

Investing Activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2021 and primarily consisted of $0.6 million of purchases of property, plant and equipment partially offset by $0.1 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of the disposition of motor vehicles and under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet upgrades for water transport and disposal services.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2020 and primarily consisted of $1.4 million of purchases of property, plant and equipment partially offset by $0.2 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our truck fleet for water transport and disposal services.

Financing Activities

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2021 and was primarily comprised of $0.1 million of payments on the CRE Loan and $0.7 million of payments on vehicle finance leases and other financing activities.

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2020 and was primarily comprised of $0.8 million of payments on the First Lien Credit Agreement and Second Lien Term Loan Agreement and $0.6 million of payments on finance leases and other financing activities.

Capital Expenditures

Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Cash required for capital expenditures for the three months ended March 31, 2021 totaled $0.6 million compared to $1.4 million for the three months ended March 31, 2020. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $0.1 million and $0.2 million in the three months ended March 31, 2021 and 2020, respectively.

A portion of our transportation-related capital requirements are financed through finance leases (see Note 4 in the Notes to the Condensed Consolidated Financial Statements herein for further discussion of finance leases). We had none and $43 thousand of equipment additions under finance leases during the three months ended March 31, 2021 and March 31, 2020, respectively.

We continue to focus on improving the utilization of our existing assets and optimizing the allocation of resources in the various shale basins in which we operate. Due to the COVID-19 outbreak, we implemented a significant reduction in our capital expenditures budget for fiscal 2021, as discussed above in “Trends Affecting Our Operating Results.” Our planned capital expenditures for 2021 are expected to be financed through cash flow from operations, finance leases, borrowings under our Operating LOC Loan, or a combination of the foregoing.

Indebtedness

As of March 31, 2021, we had $34.4 million of indebtedness outstanding, consisting of $13.0 million under the Equipment Loan, $9.8 million under the CRE Loan, $4.0 million under our Paycheck Protection Program (the “PPP”) loan under the Coronavirus Aid, Relief, and Economic Security Act, (the “PPP Loan”), $0.3 million under our vehicle term loan, $0.1 million under our equipment finance loan and $7.2 million of finance leases for vehicle financings and real property leases.

The borrower under the PPP Loan, an indirect wholly-owned subsidiary of the Company (the “PPP Borrower”) used the PPP Loan proceeds for designated qualifying expenses over the covered period and applied for forgiveness of the PPP Loan during September 2020 in accordance with the terms of the PPP, but no assurance can be given that the PPP Borrower will obtain forgiveness of the PPP Loan in whole or in part. As such, the Company has classified the PPP Loan as debt and it is included in long-term debt on the consolidated balance sheet. See Note 10 in the Notes to the Condensed Consolidated Financial Statements herein for a discussion about our debt arrangements and related terms.

The Loans contain certain affirmative and negative covenants, including a minimum debt service coverage ratio, beginning December 31, 2021, as well as other terms and conditions that are customary for loans of this type. As of March 31, 2021, we were in compliance with all covenants.

Off Balance Sheet Arrangements

As of March 31, 2021, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the three months ended March 31, 2021 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2020 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See “Legal Matters” in Note 15 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K.

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

10.1
First Amendment to Loan Agreement, dated January 25, 2021, with First International Bank & Trust and the Company (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

10.2
Amended and Restated Promissory Note (Letter of Credit Loan), dated January 25, 2021, by the Company in favor of First International Bank & Trust (incorporated by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
(Registrant)

Date:	May 11, 2021

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Principal Executive Officer
(Principal Executive Officer)

/s/ Eric Bauer
Name:	Eric Bauer
Title:	Executive Vice President and Interim Chief Financial Officer
(Principal Financial Officer)