Form 10-Q
period 2021-06-30
Nuverra Environmental Solutions, Inc.
filed 2021-08-19
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
or
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

11111 Katy Freeway, Suite 1006, Houston, TX 77079

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2021 was 16,000,080.

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

•disruptions impacting crude oil and natural gas transportation, processing, refining, and export systems, including vacated easements, environmental impact studies, forced shutdown by governmental agencies and litigation affecting the Dakota Access Pipeline;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$7,374	$12,880
Restricted cash	3,323	2,820
Accounts receivable, net of allowance for doubtful accounts of $1.0 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively	15,270	15,427
Inventories	2,881	2,852
Prepaid expenses and other receivables	2,421	3,119
Assets held for sale	778	778
Total current assets	32,047	37,876
Property, plant and equipment, net of accumulated depreciation of $129.7 million and $114.9 million at June 30, 2021 and December 31, 2020, respectively	140,705	151,164
Operating lease assets	1,526	1,691
Equity investments	—	35
Intangibles, net	168	194
Other assets	86	106
Total assets	$174,532	$191,066
Liabilities and Shareholders’ Equity
Accounts payable	$4,851	$5,130
Accrued and other current liabilities	9,617	9,550
Current portion of long-term debt	2,269	2,433
Total current liabilities	16,737	17,113
Long-term debt	26,740	31,673
Noncurrent operating lease liabilities	1,259	1,360
Deferred income taxes	120	120
Long-term contingent consideration	500	500
Asset retirement obligations	8,164	8,017
Total liabilities	53,520	58,783
Commitments and contingencies
Shareholder's equity:
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 16,195 shares issued and 16,001 outstanding at June 30, 2021, and 15,833 shares issued and 15,772 outstanding at December 31, 2020)	161	158
Additional paid-in capital	340,185	339,663
Treasury stock (194 shares and 60 shares at June 30, 2021 and December 31, 2020, respectively)	(813)	(477)
Accumulated deficit	(218,521)	(207,061)
Total shareholders' equity	121,012	132,283
Total liabilities and equity	$174,532	$191,066
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$23,113	$22,956	$45,439	$57,427
Rental revenue	1,661	1,510	3,000	4,981
Total revenue	24,774	24,466	48,439	62,408
Costs and expenses:
Direct operating expenses	21,437	18,551	42,418	50,027
General and administrative expenses	4,844	4,445	8,371	9,369
Depreciation and amortization	5,734	7,156	11,804	15,145
Impairment of long-lived assets	—	—	—	15,579
Total costs and expenses	32,015	30,152	62,593	90,120
Operating loss	(7,241)	(5,686)	(14,154)	(27,712)
Interest expense, net	(641)	(1,116)	(1,319)	(2,276)
Other income (expense), net	4,025	38	4,013	180
Loss before income taxes	(3,857)	(6,764)	(11,460)	(29,808)
Income tax expense	—	(15)	—	(15)
Net loss	$(3,857)	$(6,779)	$(11,460)	$(29,823)

Loss per common share:
Net loss per basic common share	$(0.24)	$(0.43)	$(0.72)	$(1.89)

Net loss per diluted common share	$(0.24)	$(0.43)	$(0.72)	$(1.89)

Weighted average shares outstanding:
Basic	15,996	15,761	15,937	15,757
Diluted	15,996	15,761	15,937	15,757
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2021	15,833	$158	$339,663	(60)	$(477)	$(207,061)	$132,283
Issuance of common stock to employees and Board of Directors	271	3	(3)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(88)	(217)	—	(217)
Stock-based compensation	—	—	133	—	—	—	133
Net loss	—	—	—	—	—	(7,603)	(7,603)
Balance at March 31, 2021	16,104	161	339,793	(148)	(694)	(214,664)	124,596
Issuance of common stock to employees	91	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(46)	(119)	—	(119)
Stock-based compensation	—	—	392	—	—	—	392
Net loss	—	—	—	—	—	(3,857)	(3,857)
Balance at June 30, 2021	16,195	161	340,185	(194)	(813)	(218,521)	121,012

Balance at January 1, 2020	15,781	$158	$337,628	(46)	$(436)	$(162,918)	$174,432
Issuance of common stock to employees	40	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(14)	(41)	—	(41)
Stock-based compensation	—	—	290	—	—	—	290
Net loss	—	—	—	—	—	(23,044)	(23,044)
Balance at March 31, 2020	15,821	158	337,918	(60)	(477)	(185,962)	151,637
Issuance of common stock to employees	—	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	—	—
Stock-based compensation	—	—	322	—	—	—	322
Net loss	—	—	—	—	—	(6,779)	(6,779)
Balance at June 30, 2020	15,821	158	338,240	(60)	(477)	(192,741)	145,180

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,460)	$(29,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
PPP Loan Forgiveness	(4,000)	—
Depreciation and amortization	11,804	15,145
Amortization of debt issuance costs, net	122	81
Stock-based compensation	525	612
Impairment of long-lived assets	—	15,579
Gain on disposal of property, plant and equipment	(300)	(342)
Bad debt (recoveries) expense	27	(160)
Deferred income taxes	—	40
Other, net	398	375
Changes in operating assets and liabilities:
Accounts receivable	130	9,772
Prepaid expenses and other receivables	698	382
Accounts payable and accrued liabilities	(277)	(2,271)
Other assets and liabilities, net	(60)	435
Net cash provided by (used in) operating activities	(2,393)	9,825
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	247	1,548
Purchases of property, plant and equipment	(1,302)	(2,328)
Net cash used in investing activities	(1,055)	(780)
Cash flows from financing activities:
Payments on Commercial real estate loan	(280)	—
Payments on First and Second Lien Term Loans	—	(1,909)
Proceeds from Revolving Facility	—	76,202
Payments on Revolving Facility	—	(76,202)
Proceeds from PPP Loan	—	4,000
Payments on finance leases and other financing activities	(1,275)	(1,053)
Net cash used in financing activities	(1,555)	1,038
Change in cash, cash equivalents and restricted cash	(5,003)	10,083
Cash and cash equivalents, beginning of period	12,880	4,788
Restricted cash, beginning of period	2,820	922
Cash, cash equivalents and restricted cash, beginning of period	15,700	5,710
Cash and cash equivalents, end of period	7,374	15,793
Restricted cash, end of period	3,323	—
Cash, cash equivalents and restricted cash, end of period	$10,697	$15,793

	Six Months Ended
	June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$586	$1,764
Cash paid for taxes, net	—	181
Property, plant and equipment purchases in accounts payable	128	481
Gain on Paycheck Protection Program Loan Forgiveness	(4,000)	—

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

Restricted Cash

On November 16, 2020, we entered into a Loan Agreement (the “Master Loan Agreement”) with First International Bank & Trust, a North Dakota banking corporation (the “Lender”), for: (i) a $13.0 million equipment term loan (the “Equipment Loan”); (ii) a $10.0 million real estate term loan (the “CRE Loan”); (iii) a $5.0 million operating line of credit (the “Operating LOC Loan”); and (iv) a $4.839 million letter of credit facility (the “Letter of Credit Facility”), which collectively may be referred to as the “Loans”. The Letter of Credit Facility was amended on January 25, 2021, in order to increase by $510,000 the maximum availability thereunder, for up to $5.349 million. The Master Loan Agreement also required the Company deposit into a reserve account held by the Lender (the “Reserve Account”) the sum of $2.5 million and make additional monthly deposits of $100,000 into the Reserve Account. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under (a) our First Lien Credit Agreement (the “First Lien Credit Agreement”), by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company and (b) our Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto, Wilmington Savings Fund Society, FSB, as administrative agent, and the Company, totaling $12.6 million and $8.3 million, respectively. Funds held in the Reserve Account are not accessible by the Company and are pledged as additional security for the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility. We had a restricted cash balance of $3.3 million and $2.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

Contract Assets

There was no contract asset recorded on the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three and six months ended June 30, 2021 and June 30, 2020:

	Three months ended June 30, 2021
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$9,000	$5,741	$2,521	$—	$17,262
Disposal Services	1,674	1,939	1,543	—	5,156
Other Revenue	501	172	23	—	696
Total Service Revenue	11,175	7,852	4,087	—	23,113

Rental Revenue	1,640	20	—	—	1,661

Total Revenue	$12,815	$7,872	$4,087	$—	$24,774

	Three months ended June 30, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$8,649	$5,989	$2,125	$—	$16,763
Disposal Services	1,533	1,851	1,952	—	5,336
Other Revenue	565	289	3	—	857
Total Service Revenue	10,747	8,129	4,080	—	22,956

Rental Revenue	1,475	33	2	—	1,510

Total Revenue	$12,222	$8,162	$4,082	$—	$24,466

	Six months ended June 30, 2021
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$18,570	$11,131	$4,628	$—	$34,329
Disposal Services	3,027	3,689	2,996	—	9,712
Other Revenue	1,043	323	33	—	1,399
Total Service Revenue	22,640	15,143	7,657	—	45,439

Rental Revenue	2,964	35	—	—	3,000

Total Revenue	$25,604	$15,178	$7,657	$—	$48,439

	Six months ended June 30, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$22,963	$13,133	$4,381	$—	$40,477
Disposal Services	5,389	4,014	4,298	—	13,701
Other Revenue	2,431	741	77	—	3,249
Total Service Revenue	30,783	17,888	8,756	—	57,427

Rental Revenue	4,907	68	6	—	4,981

Total Revenue	$35,690	$17,956	$8,762	$—	$62,408

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

Most of our leases have remaining lease terms of one year to 12 years, with one lease having a term of 99 years. Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis. Some of our vehicle leases include residual value guarantees. It is probable that we will owe approximately $2.5 million under the residual value guarantees, therefore this amount has been included in the measurement of the lease liability and leased asset.

The components of lease expense were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost (a)	General and administrative expenses	$228	$696	$486	$1,350
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	525	546	1,062	1,164
Interest on lease liabilities	Interest expense, net	123	140	250	288
Variable lease cost	General and administrative expenses	601	669	1,143	1,596
Sublease income	Other income, net	(23)	(8)	(47)	(32)
Total net lease cost		$1,454	$2,043	$2,894	$4,366

(a)     Includes short-term leases, which represented $0.1 million and $0.1 million of the balance for the three months ended June 30, 2021 and June 30, 2020, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$1,526	$1,691
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	5,093	6,185
Total leased assets		$6,619	$7,876

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$268	$331
Finance lease liabilities	Current portion of long-term debt	1,420	1,420
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,259	1,360
Finance lease liabilities	Long-term debt	5,445	6,161
Total lease liabilities		$8,392	$9,272

(a)     Finance lease assets are recorded net of accumulated amortization of $4.9 million and $3.9 million as of June 30, 2021 and December 31, 2020, respectively.

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	42.1	39.9
Finance leases	2.5	3.2

Weighted-average discount rate:
Operating leases	10.00%	10.08%
Finance leases	6.77%	6.77%

	Six Months Ended
	June 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$486	$1,350
Operating cash flows from finance leases	250	288
Financing cash flows from finance leases	697	783

Leased assets obtained in exchange for new finance lease liabilities	—	213

Maturities of lease liabilities are as follows:

	June 30, 2021
	Operating Leases (a)	Finance Leases (b)
Remainder of 2021	$325	$932
2022	347	1,832
2023	200	3,447
2024	190	383
2025	189	423
Thereafter	6,522	1,063
Total lease payments	7,773	8,080
Less amount representing interest	(6,246)	(1,215)
Present value of total lease liabilities	1,527	6,865
Less current lease liabilities	(268)	(1,420)
Long-term lease liabilities	$1,259	$5,445

(a)    Operating lease payments do not include any options to extend lease terms that are reasonably certain of being exercised.
(b)    Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 5 - Equity

Preferred Stock
The Board is authorized to issue up to 1.0 million shares of preferred stock, par value $0.01, and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without further vote or act by the common stockholders. There was no preferred stock outstanding as of June 30, 2021 and December 31, 2020.

Series A Preferred Stock

On December 21, 2020, the Board declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.01 per share (“Common Stock”). The dividend was paid to the stockholders of record at the close of business on January 4, 2021 (the “Record Date”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $7.02, subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement, dated as of December 21, 2020 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC.

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

Other Equity Issuances

During the six months ended June 30, 2021, we issued common stock for our stock-based compensation program, which is discussed further in Note 13.

Note 6 - Earnings Per Common Share

Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2021 and June 30, 2020, no shares of common stock underlying restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted net loss per share for the periods presented (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator: Net loss	$(3,857)	$(6,779)	$(11,460)	$(29,823)

Denominator:
Weighted average shares—basic	15,996	15,761	15,937	15,757
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	15,996	15,761	15,937	15,757

Loss per common share:
Net loss per basic common share	$(0.24)	$(0.43)	$(0.72)	$(1.89)

Net loss per diluted common share	$(0.24)	$(0.43)	$(0.72)	$(1.89)

Anti-dilutive stock-based awards excluded:	331	415	337	415

Note 7 - Intangible Assets

Intangible assets consist of the following:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$540	$(372)	$168	4.5
Total intangible assets	$540	$(372)	$168	4.5

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$540	$(346)	$194	4.8
Trade name	799	(799)	—	0.0
Total intangible assets	$1,339	$(1,145)	$194	4.8

The disposal permits are related to the Rocky Mountain, Northeast and Southern divisions. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Amortization expense was $14.0 thousand and $0.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $26.0 thousand and $0.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

Note 8 - Assets Held for Sale and Impairment

Impairment Charges

We had no impairment charges during the six months ended June 30, 2021. Impairment charges of $15.6 million were recorded during the six months ended June 30, 2020.

Assets Held for Sale

During the six months ended June 30, 2020, certain property classified as “Assets held for sale” on the condensed consolidated balance sheet located in the Rocky Mountain division was re-evaluated for impairment based on an accepted offer from a buyer that indicated fair value of the real property was lower than its net book value, and impairment charges of $0.6 million were recorded during the six months ended June 30, 2020, which is included in “Impairment of long-lived assets” on our consolidated statements of operations.

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

Note 9 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued payroll and employee benefits	$1,993	$2,353
Accrued insurance	2,500	2,263
Accrued legal	130	294
Accrued taxes	1,004	1,282
Accrued interest	292	56
Accrued operating costs	3,095	2,683
Accrued other	335	288
Current operating lease liabilities	268	331
Total accrued and other current liabilities	$9,617	$9,550

Note 10 - Debt

Debt consisted of the following at June 30, 2021 and December 31, 2020:

			June 30, 2021	December 31, 2020
	Interest Rate	Maturity Date	Carrying Value of Debt (k)	Carrying Value of Debt (k)
Operating LOC Loan (a)	7.00%	Nov. 2021	$—	$—
Equipment Loan (b)	3.14%	Nov. 2025	13,000	13,000
CRE Loan (c)	6.50%	Nov. 2032	9,652	9,932
Letter of Credit Facility (d)	7.00%	Nov. 2021	—	—
PPP Loan (e)	1.00%	May 2022	—	4,000
Vehicle Term Loan (f)	5.27%	Dec. 2021	181	363
Equipment Finance Loan (g)	6.50%	Nov. 2022	117	158
Finance leases (h)	6.77%	Various	6,864	7,581
Total debt			29,814	35,034
Debt issuance costs presented with debt (i)			(805)	(928)
Total debt, net			29,009	34,106
Less: current portion of long-term debt (j)			(2,269)	(2,433)
Long-term debt			$26,740	$31,673
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

(e) Interest on the PPP Loan (as defined below) accrued at an annual rate of 1.00%. The PPP Loan forgiveness was granted in June 2021.

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

(i) The debt issuance costs as of June 30, 2021 and December 31, 2020 resulted from refinancing the debt with First International Bank.

(j) The principal payments due within one year for the CRE Loan, Vehicle Term Loan, Equipment Finance Loan and finance leases are included in current portion of long-term debt as of June 30, 2021 and December 31, 2020.

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

Indebtedness

As of June 30, 2021, we had $29.8 million of indebtedness outstanding, consisting of $13.0 million under the Equipment Loan, $9.7 million under the CRE Loan, $0.2 million under the Vehicle Term Loan, $0.1 million under the Equipment Finance Loan and $6.9 million of finance leases for vehicle financings and real property leases. The PPP Loan forgiveness was granted in June 2021.

As further described below, our Operating LOC Loan, CRE Loan, and Equipment Loan contain certain affirmative and negative covenants, including a minimum debt service coverage ratio (“DSCR”), beginning December 31, 2021, as well as other terms and conditions that are customary for loans of this type. As of June 30, 2021, we were in compliance with all covenants.

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

Paycheck Protection Program Loan

On May 8, 2020, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, an indirect wholly-owned subsidiary of the Company (the “PPP Borrower”) received proceeds of a loan (the “PPP Loan”) from First International Bank & Trust (the “PPP Lender”) in the principal amount of $4.0 million. The PPP Loan was evidenced by a promissory note (the “Promissory Note”), dated May 8, 2020. The Promissory Note was unsecured, expected to mature on May 8, 2022, bore interest at a rate of 1.00% per annum, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (the “SBA”) under the CARES Act.

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

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and applied for forgiveness of the PPP Loan during September 2020 in accordance with the terms of the PPP. On June 11, 2021, the Company received notification from the PPP Lender that the SBA had approved the PPP Borrower’s application for forgiveness of the entire PPP Loan balance effective June 10, 2021 and that the SBA had remitted to the PPP Lender payment in full of all outstanding principal and interest under the PPP Loan. The Company recognized a gain on the forgiveness that is included on the statement of operations in other income (expense), net.

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

Note 11 - Derivative Warrants

Upon emergence from chapter 11 on August 7, 2017 (the “Effective Date”), pursuant to the prepackaged plans of reorganization (together, and as amended, the “Plan”), we issued to the holders of the pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases warrants to purchase an aggregate of 118,137 shares of common stock, par value $0.01, at an exercise price of $39.82 per share and a term expiring seven years from the Effective Date. The effective value of the outstanding warrant was zero at June 30, 2021 and December 31, 2020.

Note 12 - Income Taxes

The effective income tax rate for the three and six months ended June 30, 2021 was 0.0%, which differed from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three and six months ended June 30, 2020 was (0.2)% and (0.1)%, respectively, which differed from the federal statutory rate of 21.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

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

In light of our continued ordinary losses, at June 30, 2021 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near 0.0% for the remainder of 2021.

Note 13 - Stock-Based Compensation

Award Plans

2017 Long Term Incentive Plan

Pursuant to the requirements of the Plan, on February 22, 2018, the Board approved the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. Pursuant to the terms of the Plan, the Incentive Plan became effective on the Effective Date. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of June 30, 2021, approximately 435,238 shares were available for issuance under the Incentive Plan.

2018 Restricted Stock Plan for Directors

Further, the Compensation Committee on February 22, 2018 adopted the 2018 Restricted Stock Plan for Directors (the “Director Plan”), which was ratified by the Company’s stockholders at the Company’s 2018 Annual Meeting. The Director Plan provides for the grant of restricted stock to the non-employee directors of the Company. On December 18, 2020, our stockholders approved at our annual stockholder meeting an amendment to increase the number of shares that may be issued under the Director Plan to 250,000 shares of common stock from 100,000 shares of common stock. As of June 30, 2021, 103,679 shares were available for issuance under the Director Plan.

There were 65,823 and 45,919 grants awarded under the Incentive Plan and the Director Plan, respectively, during the three and six months ended June 30, 2021 and June 30, 2020.

The total grants awarded under both the Incentive Plan and the Director Plan during the three and six months ended June 30, 2021 and June 30, 2020 are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted stock grants (1)	112	75	112	75
Total expense	112	75	112	75

(1)    Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

The total stock-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and June 30, 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted stock (1)	$392	$322	$525	$612
Total expense	$392	$322	$525	$612
(1)    Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

At June 30, 2021, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $0.4 million and is expected to be recognized over a weighted average period of 1.4 years.

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

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 did not include any accruals for environmental matters.

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

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of June 30, 2021. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

Surety Bonds and Letters of Credit

At June 30, 2021, and December 31, 2020, we had surety bonds outstanding of approximately $4.1 million and $4.2 million respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at June 30, 2021 and December 31, 2020, we had outstanding irrevocable letters of credit each totaling $5.4 million, to support various agreements, leases and insurance policies.

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

Confirmation Order Appeal

On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court of the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. Although the motion for a stay pending appeal was denied, the appeal remained pending and the District Court heard oral arguments in May 2018, and in August 2018, the District Court issued an order dismissing the appeal. Hargreaves subsequently appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit (the “Appellate Court”). The parties filed appellate briefs in December 2018 and January 2019, and presented oral arguments to a three-judge panel of the Appellate Court in November 2020. On January 6, 2021, the Appellate Court issued a decision in favor of Nuverra, affirming the dismissal of the appeal. Hargreaves subsequently filed a petition for rehearing, either by the three-judge panel or en banc by the full Appellate Court, and on February 4, 2021 the Appellate Court issued an order denying the petition for rehearing. On July 6, 2021, Hargreaves filed a petition for a writ of certiorari (the “Petition”) with the Supreme Court of the United States (the “Supreme Court”). On July 21, 2021, Nuverra filed a waiver indicating that it does not intend to file a response to the Petition unless one is requested by the Supreme Court. The Supreme Court has not yet issued a ruling on the Petition.

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

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended June 30, 2021
Revenue	$12,815	$7,872	$4,087	$—	$24,774
Direct operating expenses	11,151	7,198	3,088	—	21,437
General and administrative expenses	741	326	185	3,592	4,844
Depreciation and amortization	2,293	2,282	1,148	11	5,734
Operating loss	(1,370)	(1,934)	(334)	(3,603)	(7,241)
Loss before income taxes	2,510	(2,034)	(385)	(3,948)	(3,857)

Six months ended June 30, 2021
Revenue	$25,604	$15,178	$7,657	$—	$48,439
Direct operating expenses	22,514	13,851	6,053	—	42,418
General and administrative expenses	1,662	685	343	5,681	8,371
Depreciation and amortization	4,605	4,637	2,540	22	11,804
Operating loss	(3,177)	(3,995)	(1,279)	(5,703)	(14,154)
Loss before income taxes	550	(4,198)	(1,381)	(6,431)	(11,460)

As of June 30, 2021
Total assets (a)	$52,737	$48,618	$60,358	$12,819	$174,532
Total assets held for sale	—	—	—	778	778

Three months ended June 30, 2020
Revenue	$12,222	$8,162	$4,082	$—	$24,466
Direct operating expenses	10,458	5,593	2,500	—	18,551
General and administrative expenses	1,524	434	240	2,247	4,445
Depreciation and amortization	2,874	2,532	1,746	4	7,156
Impairment of long-lived assets	—	—	—	—	—
Operating income (loss)	(2,634)	(397)	(404)	(2,251)	(5,686)
Income (loss) before income taxes	(2,786)	(504)	(457)	(3,017)	(6,764)

Six months ended June 30, 2020
Revenue	$35,690	$17,956	$8,762	$—	$62,408
Direct operating expenses	30,009	13,964	6,054	—	50,027
General and administrative expenses	3,013	1,068	510	4,778	9,369
Depreciation and amortization	6,339	5,083	3,715	8	15,145
Operating income (loss)	(15,854)	(2,159)	(4,913)	(4,786)	(27,712)
Income (loss) before income taxes	(16,041)	(2,379)	(5,020)	(6,368)	(29,808)

As of June 30, 2020
Total assets (a)	$64,093	$59,668	$64,535	$17,023	$205,319
Total assets held for sale	—	—	—	778	778
_____________________

(a)    Total assets exclude intercompany receivables eliminated in consolidation.

Note 18 - Subsequent Events

Amendment to Loan Agreement

On August 19, 2021, the Company entered into a Second Amendment to Loan Agreement (the “Second Amendment”) with First International Bank & Trust, a North Dakota banking corporation (the “Lender”), pursuant to which the Company and the Lender agreed to amend that certain Master Loan Agreement, dated November 16, 2020 (as previously amended, the “Loan Agreement”), between the Company and Lender in order to increase by $531,166 the maximum availability under the letter of credit facility (the “Letter of Credit Facility”) and make certain other modifications to the terms of the Loan Agreement, including (i) modifying the debt service coverage ratio covenant, contained in section 5(N) of the Loan Agreement, so that it would first be tested for the fiscal year ending December 31, 2022, (ii) permitting the sale or other disposition of certain assets and other equipment, and (iii) temporarily increasing the interest rate on the CRE Loan (as such term defined in the Loan Agreement) by 1.5% per annum. The Second Amendment also provides for the addition of certain real property located in Mackenzie County, North Dakota to a mortgage previously granted by the Company in favor of the Lender. As amended, the Letter of Credit Facility provides for the issuance of letters of credit of up to $5.880 million in aggregate face amount, and all other terms of the Letter of Credit Facility remain unchanged.

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

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of June 30, 2021, we had 213 employees in the Rocky Mountain division.

Water Transport Services

We manage a fleet of 219 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities and for work over activity.

Disposal Services

We manage a network of 20 owned and leased salt water disposal wells with current capacity of approximately 79 thousand barrels of water per day, and permitted capacity of 107 thousand barrels of water per day. Our salt water disposal wells in the Rocky Mountain division are operated under the Landtech brand. Additionally, we operate a landfill facility near Watford City, North Dakota that handles the disposal of drill cuttings and other oilfield waste generated from drilling and completion activities in the region.

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

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown and Wheeling, West Virginia, Williamsport and Wellsboro, Pennsylvania, and Cambridge and Cadiz, Ohio. As of June 30, 2021, we had 153 employees in the Northeast division.

Water Transport Services

We manage a fleet of 186 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

Disposal Services

We manage a network of 13 owned and leased salt water disposal wells with current capacity of approximately 21 thousand barrels of water per day, and permitted capacity of approximately 21 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.

Southern Division

The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Houston, Texas. As of June 30, 2021, we had 62 employees in the Southern division.

Water Transport Services

We manage a fleet of 36 trucks in the Southern division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water to operator locations for use in well completion activities.

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

Trends Affecting Our Operating Results

COVID-19 Pandemic and Oil Price Fluctuations

The outbreak of the novel coronavirus (“COVID-19”) in the first quarter of 2020 and its continued spread across the globe throughout 2020 and through the first half of 2021 has continued to cause significant economic disruptions, including reduction in energy demand and commodity price volatility. During 2020, federal, state and local governments implemented significant actions to mitigate the public health crisis, including shelter-in-place orders, business closures and capacity limits, quarantines, travel restrictions, executive orders and similar restrictions intended to control the spread of COVID-19. At the end of 2020 and into 2021 most of these restrictions have been adjusted based on the severity of the COVID-19 outbreak in particular communities, sometimes resulting in an easing of restrictions while other times resulting in a reinstatement or tightening of restrictions. The distribution and administration of COVID-19 vaccines has led to the reopening of meaningful elements of the domestic economy throughout most of the country. The economy has started to recover back to pre-pandemic levels and continues to show improvement. The opening of the domestic economy and return to travel has resulted in a generally improved demand for refined products, such as gasoline and jet fuel, and consequently an increase in the demand for crude oil. Certain parts of the world have lagged the United States in vaccine administration and COVID-19 rates remain high with travel and other restrictions continuing to cause global macroeconomic volatility. As a global commodity, crude oil pricing has continued to be subjected to swings based on these factors.

Other Trends Affecting Operating Results

Our results are affected by capital expenditures made by the exploration and production operators in the shale basins in which we operate. These capital expenditures determine the level of drilling and completion activity which in turn impact the amount of produced water, water for fracking, flowback water, drill cuttings and rental equipment requirements that create demand for our services. The primary drivers of these expenditures are current or anticipated prices of crude oil and natural gas. Prices trended lower during the second quarter of 2020 and increased during the second quarter of 2021. The average price per barrel of West Texas Intermediate (“WTI”) crude oil was $66.19 for the three months ended June 30, 2021 as compared to $28.00 for the three months ended June 30, 2020. The average price per million Btu of natural gas as measured by the Henry Hub Natural Gas Index was $2.95 for the three months ended June 30, 2021 compared to $1.70 for the three months ended June 30, 2020. See “COVID-19 Pandemic and Oil Price Declines” above for further discussion.

The rapid drop in crude prices occurred primarily in March and April 2020. Since June 2020, crude oil prices have ranged between $35 and $68 per barrel. The drop in crude oil prices had minimal impact on the first quarter of 2020 operating results as our customers had little time to adjust activity levels. However, our customers’ drilling and completion activity fell substantially beginning in the second quarter of 2020, with many customers also shutting in or lowering production as a result of spot crude prices falling below the cash costs of production in many basins and wells. While crude oil prices have recovered, the increase in activity has been in the Permian Basin and activity in the Bakken has remained slow, with the rig count remaining below 17 in 2021 thus far compared to 50 in the first quarter of 2020. One driver preventing an activity increase is a recent trend by our customers, at the insistence of investors, to limit capital expenditures to cash flow and to return any excess cash to shareholders in the form of dividends or stock repurchases and or to repay debt. While it is unclear if our customers will maintain this stance permanently, to date they have maintained capital discipline despite significant increases in crude oil pricing from the lows experienced in 2020. This has limited additional activity and capital expenditures versus what has been seen historically when commodity prices were at current levels.

As the economy continues to reopen, we are experiencing increased pressure on wages as other parts of the economy have remained strong or improved. This phenomenon has required us to evaluate and in some cases adjust hourly rates and salaries for drivers and mechanics, for example. We are facing challenges to recruit and maintain drivers who historically migrated to the energy industry in search of a higher compensation structure. In addition, as crude oil prices have increased we are seeing substantial increases in fuel prices, which are a significant operating cost for the trucking business.

As a result of these increased costs and given the higher cash flows our customers are experiencing due to higher commodity prices, in the second quarter of 2021, along with many of our competitors, we began reaching out to our customers requesting price increases. While it is unclear to what degree our efforts will be successful, any increase in pricing for our services will help to offset some of these cost pressures. In addition to price increases, we have continued to focus on reducing costs where possible to enhance our margins including reducing our capital expenditures budget and continuing to maintain most of our pay reductions and other savings initiatives instituted during 2020.

Our liquidity may be negatively impacted depending on how quickly consumer demand and oil prices stabilize. A lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, which could lead to reduced liquidity, an event of default, or an inability to access amounts available under our Operating LOC (as defined below) of $5.0 million, and our Letter of Credit Facility (as defined below) of $5.35 million.

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

During 2020 and the first six months of 2021, we have seen continued reuse and water sharing in the Northeast. Some of our customers are using produced and flowback water for fracking as they have determined it is more economical to transport produced water to sites than it is to dispose of the water. Operators are also sharing water with other operators to avoid disposal. Transporting shared or reused water still requires trucking services, but it is generally shorter haul work done at an hourly rate which negatively impacts our revenues.Other Factors Affecting Our Operating Results

Our results are also driven by a number of other factors, including (i) availability of our equipment, which we have built through acquisitions and capital expenditures, (ii) transportation costs, which are affected by fuel costs, (iii) utilization rates for our equipment, which are also affected by the level of our customers’ drilling and production activities, competition, and our ability to relocate our equipment to areas in which oil and natural gas exploration and production activities are growing, (iv) the availability of qualified employees (or alternatively, subcontractors) in the areas in which we operate, (v) labor costs, (vi) changes in governmental laws and regulations at the federal, state and local levels, (vii) seasonality and weather events, (viii) pricing and (ix) our health, safety and environmental performance record.

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

Results of Operations:

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenue:
Service revenue	$23,113	$22,956	$157	0.7%
Rental revenue	1,661	1,510	151	10.0%
Total revenue	24,774	24,466	308	1.3%
Costs and expenses:
Direct operating expenses	21,437	18,551	2,886	15.6%
General and administrative expenses	4,844	4,445	399	9.0%
Depreciation and amortization	5,734	7,156	(1,422)	(19.9)%
Total costs and expenses	32,015	30,152	1,863	6.2%
Operating loss	(7,241)	(5,686)	1,555	(27.3)%
Interest expense, net	(641)	(1,116)	(475)	(42.6)%
Other income (expense), net	4,025	38	3,987	10,492.1%
Loss before income taxes	(3,857)	(6,764)	(2,907)	43.0%
Net loss	$(3,857)	$(6,779)	$(2,922)	43.1%

Service Revenue

Service revenue consists of fees charged to customers for water transport services, disposal services and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas.

On a consolidated basis, service revenue for the three months ended June 30, 2021 was $23.1 million, up $0.2 million, or 0.7%, from $23.0 million in the prior year period. The increase in service revenue is primarily due to increases in water transport services in the Rocky Mountain and Southern divisions, offset by a decrease in water transport services in the Northeast division and a decrease in disposal services in the Southern division. As the primary causes of the fluctuations in water transport services and decreases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue consists of fees charged to customers for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup of equipment. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions.

Rental revenue for the three months ended June 30, 2021 was $1.7 million, up $0.2 million, or 10.0%, from $1.5 million in the prior year period due to a small increase in drilling and completion activity, which resulted in higher utilization of rental equipment by our customers in the Rocky Mountain division.

Direct Operating Expenses

The primary components of direct operating expenses are compensation, third-party hauling, fuel and repairs and maintenance costs.

Direct operating expenses for the three months ended June 30, 2021 increased $2.9 million to $21.4 million from $18.6 million in the prior year period. The increase is primarily attributable to higher costs in water transport services and disposal services, coupled with an increase in third-party hauling costs and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $4.8 million, up $0.4 million, or 9.0%, from $4.4 million in the three months ended June 30, 2020 due primarily to an increase in compensation costs resulting from an increase in stock based compensation. There were partial wage increases that took effect in March 2021 for employees whose wages had been reduced in prior periods. Included in these expenses for the three months ended June 30, 2021 is approximately $1.3 million of transition costs, which included but were not limited to severance and stock based compensation for executives.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2021 was $5.7 million, down 19.9% as compared to $7.2 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to impairment of long-lived assets during 2020, the sale of under-utilized or non-core assets and assets becoming fully depreciated partially offset by asset additions.

Impairment of Long-lived Asset

There were no impairment charges recorded during the three months ended June 30, 2021 and June 30, 2020.

Interest Expense, net

Interest expense, net during the three months ended June 30, 2021 was $0.6 million compared to $1.1 million in the prior year period. The decrease is primarily due to the retirement of the First Lien Credit Agreement and Second Lien Term Loan Agreement (as defined below) and the lower overall effective interest rates on our outstanding debt.

Other Income, net

During the three months ended June 30, 2021, we had other income, net of $4.0 million compared to $38.0 thousand in the prior year period. The increase in other income, net is due to the forgiveness of the Paycheck Protection Program (the “PPP”) loan granted to an indirect wholly-owned subsidiary of the Company (the “PPP Borrower”) under the Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”), which was fully forgiven in June 2021.There was no change in fair value of the derivative warrant liability during the three months ended June 30, 2021 and June 30, 2020.

Income Taxes

No income tax expense or benefit was recorded for the three months ended June 30, 2021 or June 30, 2020. The primary item impacting income taxes for the three months ended June 30, 2021 and June 30, 2020 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Three Months Ended June 30, 2021 and 2020

The following table shows operating results for each of our segments for the three months ended June 30, 2021 and 2020:

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Three months ended June 30, 2021
Revenue	$12,815	$7,872	$4,087	$—	$24,774
Direct operating expenses	11,151	7,198	3,088	—	21,437
Operating loss	(1,370)	(1,934)	(334)	(3,603)	(7,241)

Three months ended June 30, 2020
Revenue	$12,222	$8,162	$4,082	$—	$24,466
Direct operating expenses	10,458	5,593	2,500	—	18,551
Operating income (loss)	(2,634)	(397)	(404)	(2,251)	(5,686)

Change
Revenue	$593	$(290)	$5	$—	$308
Direct operating expenses	693	1,605	588	—	2,886
Operating (loss) income	1,264	(1,537)	70	(1,352)	(1,555)

Rocky Mountain

The Rocky Mountain division has experienced a significant slowdown as compared to the prior year, as evidenced by the rig count declining 24%, from an average of 21 for the quarter ended June 30, 2020 to 16 for the same period in June 30, 2021. Although there was a notable increase in WTI crude oil price per barrel, which averaged $66.19 in the second quarter of 2021 versus an average of $28.00 for the same period in the prior year, new drilling and completion activities have been very low This is the result of many of the larger exploration and production companies either focusing their capital spending in other basins or having a predetermined drilling program and not looking to increase production as they focus on drilling within cash flow. Revenues for the Rocky Mountain division increased by $0.6 million, or 5%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a $0.4 million, or 4% increase in water transport revenues from higher driver utilization. Company-owned trucking revenue declined 15%, or $1.2 million and third-party trucking revenue increased 145%, or $1.6 million. We continue to face a truck driver shortage in the Rocky Mountain Division similar to other areas of the country and industries. The regional driver count declined approximately 26% year over year which also contributed to the lower revenue. We are actively recruiting to attempt to increase our driver count. Our rental and landfill businesses are our two service lines most levered to drilling activity. Rental revenues increased by 11%, or $0.2 million, in the current year due to higher utilization and pricing. Our landfill revenues decreased 64%, or $0.2 million, compared to prior year due primarily to the landfill being near capacity. We actively managed the facility to keep volumes low and are currently working on expanding the facility to take in additional volumes. Our salt water disposal well revenue increased $0.4 million, or 33%, compared to the prior year as higher completion activity and production volumes in the areas near our wells led to a 28% increase in average barrels per day disposed during the current year. Other revenue not related to the categories above decreased by $0.1 million.

For the Rocky Mountain division, direct operating costs increased by $0.7 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due primarily to higher disposal costs, higher third party hauling costs and higher fuel, maintenance and repair costs.

Northeast

Revenues for the Northeast division decreased by $0.3 million, or 4%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 mainly due to decreases in water transport services of $0.2 million, or 4%, and other revenue of $0.1 million or 41%. The rig count declined 5% from 40 during the three months ended June 30, 2020 to 38 during the three months ended June 30, 2021, which led to lower activity levels for both water transport services and other services. Our customers continued the industry trend of water reuse and water sharing in 2021. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, revenues per billed hour decreased by 5% which was a function of the increased competition and the operator focus on reducing costs. The regional driver count declined approximately 12% year over year which also contributed to the lower revenue. We continue to face a truck driver shortage in our Northeast Division similar to that seen in our Rocky Mountain Division and similarly are actively recruiting to attempt to increase our driver count. The combination of a lower rig count, water reuse and sharing and competition, contributed to the decline in disposal volumes and pricing. In addition to these factors, we chose to close our Wellsboro truck yard in Northern Pennsylvania and relocated certain trucks to other areas of operation during the second quarter. This led to a decrease in revenue as we ceased operations at that location.

For the Northeast division, direct operating costs increased by $1.6 million, or 29%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to a combination of higher fleet-related expenses, including fuel costs. Operating loss increased by $1.5 million over the prior year period due primarily to $0.3 million in lower revenue, coupled with a $1.6 million increase in direct operating expenses, offset by $0.6 million decrease in depreciation and amortization expense.

Southern

Revenues for the Southern division remained flat during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Rig count increased 29% in the area, from 38 at June 30, 2020 to 49 at June 30, 2021 driving an increase in trucking revenue and an increase in volumes received in our disposal wells not connected to our pipeline increased by an average of 1,776 barrels per day (or 9%) during the current year. Volumes received in the disposal wells connected to the pipeline decreased by an average of 6,571 barrels per day (or 17%) during the current year.

For the Southern division, direct operating costs increased by $0.6 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to an increase in fleet-related expenses, including fuel and maintenance and repair costs and compensation costs. Operating loss decreased by $0.1 million as compared to the prior year as the increase in direct operating expenses was offset by a decrease of $0.6 million in depreciation and amortization expense during the current year.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended June 30, 2021 were $1.4 million higher than those reported for the three months ended June 30, 2020 due to approximately $1.3 million of transition costs, which included but were not limited to severance and stock based compensation for executives.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Six Months Ended
	June 30,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenue:
Service revenue	$45,439	$57,427	$(11,988)	(20.9)%
Rental revenue	3,000	4,981	(1,981)	(39.8)%
Total revenue	48,439	62,408	(13,969)	(22.4)%
Costs and expenses:
Direct operating expenses	42,418	50,027	(7,609)	(15.2)%
General and administrative expenses	8,371	9,369	(998)	(10.7)%
Depreciation and amortization	11,804	15,145	(3,341)	(22.1)%
Impairment of long-lived assets	—	15,579	(15,579)	(100.0)%
Total costs and expenses	62,593	90,120	(27,527)	(30.5)%
Operating loss	(14,154)	(27,712)	(13,558)	(48.9)%
Interest expense, net	(1,319)	(2,276)	(957)	(42.0)%
Other income, net	4,013	180	3,833	2,129.4%
Loss before income taxes	(11,460)	(29,808)	(18,348)	(61.6)%
Income tax expense	—	(15)	(15)	(100.0)%
Net loss	$(11,460)	$(29,823)	$(18,363)	NM

Service Revenue

On a consolidated basis, service revenue for the six months ended June 30, 2021 was $45.4 million, down $12.0 million, or 20.9%, from $57.4 million in the prior year period. The decline in service revenue is primarily due to decreases in water transport services in the Rocky Mountain and Southern divisions, coupled with a decrease of disposal services in all three divisions that primarily occurred in the three months ended March 31, 2020 as compared to the three months ended March 31, 2021 while the activity in the three months ended June 30, 2021 was relatively flat compared to the three months ended June 30, 2020. As the primary causes of the changes in service revenue are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue for the six months ended June 30, 2021 was $3.0 million, down $2.0 million as compared to the prior year period due primarily to a decline in drilling and completion activity, which resulted in lower utilization and the return of rental equipment by our customers in all three divisions.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2021 were $42.4 million, down $7.6 million from $50.0 million in the prior year period. The decrease is primarily attributable to lower activity levels in water transport services and disposal services and company-enacted cost cutting measures resulting in a decline in third-party hauling costs, compensation costs, and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 amounted to $8.4 million, down $1.0 million from $9.4 million in the prior year period. The decrease was primarily due to a decrease in compensation costs resulting from broad employee wage reductions and layoffs and a $0.1 million decrease in stock-based compensation expense partially offset by $0.8 million of transaction fees during 2020 associated with the credit agreements. Included in these expenses for the six months ended June 30, 2021 is approximately $1.3 million of transition costs, which included but were not limited to severance and stock based compensation for executives.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2021 was $11.8 million, down $3.3 million from $15.1 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to impairment of long-lived assets during 2020, the sale of under-utilized or non-core assets and assets becoming fully depreciated partially offset by asset additions.

Impairment of long-lived assets

There was no impairment charges recorded for the six months ended June 30, 2021.

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

Interest Expense, net

Interest expense, net during the six months ended June 30, 2021 was $1.3 million, or $1.0 million lower than the $2.3 million in the prior year period. The decrease is primarily due to continued principal payments on the First and Second Lien Term Loans (as defined below) and lower overall effective interest rates on our outstanding debt.

Other Income, net

Other income, net for the six months ended June 30, 2021 was $4.0 million compared to $0.2 million in the prior year period. The increase is primarily due to a gain due to the PPP Loan forgiveness granted to the Company in June 2021.

Income Taxes

Income tax expense for the six months ended June 30, 2021 was none as compared to $15.0 thousand for the six months ended June 30, 2020. The primary item impacting income taxes for the six months ended June 30, 2021 and June 30, 2020 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Six Months Ended June 30, 2021 and 2020

The following table shows operating results for each of our segments for the six months ended June 30, 2021 and 2020:

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Six months ended June 30, 2021
Revenue	$25,604	$15,178	$7,657	$—	$48,439
Direct operating expenses	22,514	13,851	6,053	—	42,418
Impairment of long-lived assets	—	—	—	—	—
Operating loss	(3,177)	(3,995)	(1,279)	(5,703)	(14,154)

Six months ended June 30, 2020
Revenue	$35,690	$17,956	$8,762	$—	$62,408
Direct operating expenses	30,009	13,964	6,054	—	50,027
Impairment of long-lived assets	12,183	—	3,396	—	15,579
Operating income (loss)	(15,854)	(2,159)	(4,913)	(4,786)	(27,712)

Change
Revenue	$(10,086)	$(2,778)	$(1,105)	$—	$(13,969)
Direct operating expenses	(7,495)	(113)	(1)	—	(7,609)
Impairment of long-lived assets	(12,183)	—	(3,396)	—	(15,579)
Operating (loss) income	12,677	(1,836)	3,634	(917)	13,558

Rocky Mountain

The Rocky Mountain division continues to experience a significant slowdown as compared to the prior year, as evidenced by the rig count declining 24% from 21 at June 30, 2020 to 16 at June 30, 2021. The slowdown primarily occurred in the three months ended March 31, 2020 as compared to the three months ended March 31, 2021 while the three months ended June 30, 2020 as compared to three months ended June 30, 2021 were relatively flat. Although there was a notable increase in WTI crude oil price per barrel, which averaged $62.21 in the first half of 2021 versus an average of $36.82 for the same period in the prior year, new drilling and completion activities have been very low. This is the result of many of the larger exploration and production companies either focusing their capital spending in other basins or having a predetermined drilling program and not looking to increase production as they focus on drilling within cash flow. Revenues for the Rocky Mountain division decreased by $10.1 million, or 28% during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a $4.4 million, or 19%, decrease in water transport revenues from lower trucking volumes. Third-party trucking revenue decreased 15%, or $0.7 million, and revenue from company-owned trucking revenue declined 19%, or $3.4 million. Average total billable hours were down 22% compared to the prior year. While company-owned trucking activity is more levered to production water volumes, third-party trucking activity is more sensitive to drilling and completion activity, which has declined to historically low levels, thereby resulting in meaningful revenue reduction. Our rental and landfill businesses are our two service lines most levered to drilling activity, and therefore have declined by the highest percentage versus the prior period. Rental revenues decreased by 40%, or $2.0 million, in the current year due to lower utilization resulting from a significant decline in drilling activity driving the return of rental equipment. Our landfill revenues decreased 90%, or $1.6 million, compared to the prior year primarily due the landfill being near capacity. We actively managed the facility to keep volumes low and are currently working on expanding the facility to take in additional volumes. Our salt water disposal well revenue decreased $4.4 million, or 19%, compared to the prior year as well shut-ins and lower completion activity led to a 17% decrease in average barrels per day disposed during the current year, with water from producing wells continuing to maintain a base level of volume activity.

For the Rocky Mountain division, direct operating costs decreased by $7.5 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due primarily to lower activity levels for water transport services and disposal services resulting in a decline in third-party hauling costs, compensation costs that are also impacted by company cost cutting initiatives, and fleet-related expenses, including fuel and maintenance and repair costs. The average number of drivers during the first half of 2021 decreased 35% from the prior year period. The Rocky Mountain division had a $3.2 million operating loss during the current year period, as opposed to $15.9 million in operating loss in the prior year period, due primarily to a $12.2 million long-lived asset impairment charge (as previously discussed above in the consolidated results) and lower activity levels for water transport services and disposal services partially offset by a decrease of $7.5 million in direct operating expenses, $1.4 million in general and administrative expenses and $1.7 million in depreciation and amortization expense.

Northeast

Revenues for the Northeast division decreased by $2.8 million, or 20%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to decreases in water transport services of $2.0 million, or 15%, and disposal services of $0.3 million, or 8%. The decreased activity primarily occurred in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 while the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was relatively flat. Although natural gas prices per million Btu, as measured by the Henry Hub Natural Gas Index, increased 77.9% from an average of $1.81 for the six months ended June 30, 2020 to an average of $3.22 for the six months ended June 30, 2021, the rig count declined 5% in the Northeast operating area, from 40 at June 30, 2020 to 38 at June 30, 2021. This led to lower activity levels for both water transport services and disposal services. Our customers continued the industry trend of water reuse and water sharing in 2021. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. For our trucking services, total billable hours were down 8% from the prior year and pricing decreases also contributed to the decline, offset by a disposal volumes increase in our salt water disposal wells of 2% in average barrels per day.

For the Northeast division, direct operating costs decreased by $0.1 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to a combination of lower activity levels for water transport services and disposal services as well as company cost cutting initiatives resulting in a decline in compensation costs and fleet-related expenses, including fuel costs. The average number of drivers during the quarter decreased 15% from the prior year. Operating loss increased by $1.8 million over the prior year period primarily due to a 2.8 million decrease in revenues, partially offset by a $0.4 million decrease in general and administrative expenses due to headcount and compensation reductions and $0.4 million in lower depreciation and amortization expense.

Southern

Revenues for the Southern division decreased by $1.1 million, or 13%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decreased activity primarily occurred in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 while the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was relatively flat. The decrease was due primarily to lower disposal well volumes both on the pipeline and for saltwater disposal assets not connected to our pipeline due in part to the winter storm in the first quarter of 2021 resulting in lost revenue days due to power outages and dangerous road conditions. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 5,771 barrels per day (or 13%) during the current year and volumes received in the disposal wells connected to the pipeline decreased by an average of 16,801 barrels per day (or 22%) during the current year.

In the Southern division, direct operating costs remained flat during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to lower activity levels for disposal services and water transport services. The Southern division had $1.3 million in operating loss during the current year period, as opposed to a $4.9 million loss in the prior year period due primarily to a $3.4 million long-lived asset impairment charge in 2020 (as previously discussed above in the consolidated results).

Corporate/Other

The Corporate general and administrative costs for the six months ended June 30, 2021 were $0.9 million higher than the six months ended June 30, 2020 due primarily to approximately $1.3 million of transition costs, which included but were not limited to severance and stock based compensation for executives.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our sources of cash during the six months ended June 30, 2021 included cash generated by our operations and asset sales. During the six months ended June 30, 2021 and June 30, 2020, net cash used in operating activities was $2.4 million and $9.8 million, respectively, and net loss was $11.5 million and $29.8 million, respectively. As of June 30, 2021, our total indebtedness was $29.8 million and total liquidity was $12.4 million, consisting of $7.4 million of cash and $5.0 million available under the Operating LOC Loan (as defined below).

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

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. Due to higher operating costs and lack of significant additional production by our customers, there is uncertainty around our future cash flows, results of operations and financial condition. We expect our operating costs to remain high into the foreseeable future as we anticipate our customers’ crude oil or natural gas drilling and completion activity to continue to operate at lower levels.

In order to mitigate these conditions, the Company implemented various initiatives during 2020 and continuing into 2021 that management believes positively impacted our operations, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. While we believe the Company’s cash flow from operations, together with cash on hand and other available liquidity, will be provide sufficient liquidity to fund operations for at least the next twelve months, the Company remains exposed to significant uncertainty regarding its future liquidity position and the availability of alternative sources of liquidity.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Six Months Ended
	June 30,
Net cash provided by (used in):	2021	2020
Operating activities	$(2,393)	$9,825
Investing activities	(1,055)	(780)
Financing activities	(1,555)	1,038
Net change in cash, cash equivalents and restricted cash	$(5,003)	$10,083

Operating Activities

Net cash used in operating activities was $2.4 million for the six months ended June 30, 2021. The net loss, after adjustments for non-cash items, provided cash of $2.9 million, compared to $1.5 million provided in the corresponding 2020 period. Changes in operating assets and liabilities provided $0.5 million in cash primarily due to a decrease in accounts receivables and prepaids because of the timing of cash receipts. The non-cash items and other adjustments included $11.8 million of depreciation and amortization, and stock-based compensation expense of $0.5 million, partially offset by a gain on PPP Loan forgiveness of $4.0 million and a $0.3 million gain on the sale of assets.

Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2020. The net loss, after adjustments for non-cash items, provided cash of $1.5 million. Changes in operating assets and liabilities used $8.3 million in cash primarily due to decreases in accounts receivable partially offset by decreases in accounts payable and accrued liabilities. The non-cash items and other adjustments included long-lived asset impairment charges of $15.6 million, $15.1 million of depreciation and amortization, and stock-based compensation expense of $0.6 million, partially offset by a $0.3 million gain on the sale of assets.

Investing Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2021 and primarily consisted of $1.3 million of purchases of property, plant and equipment partially offset by $0.2 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of the disposition of motor vehicles and under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet upgrades for water transport and disposal services.

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

Financing Activities

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2021 and was primarily comprised of $0.3 million of payments on the CRE Loan and $1.3 million of payments on vehicle finance leases and other financing activities.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2020 and was primarily comprised of proceeds from the PPP Loan of $4.0 million partially offset by $1.9 million of payments on the First Lien Credit Agreement and Second Lien Term Loan Agreement and $1.1 million of payments on finance leases and other financing activities.

Capital Expenditures

Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Cash required for capital expenditures for the six months ended June 30, 2021 totaled $1.3 million compared to $2.3 million for the six months ended June 30, 2020. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $0.2 million and $1.5 million in the six months ended June 30, 2021 and 2020, respectively.

A portion of our transportation-related capital requirements are financed through finance leases (see Note 4 in the Notes to the Condensed Consolidated Financial Statements herein for further discussion of finance leases). We had none and $0.2 million of equipment additions under finance leases during the six months ended June 30, 2021 and June 30, 2020, respectively.

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

Indebtedness

As of June 30, 2021, we had $29.8 million of indebtedness outstanding, consisting of $13.0 million under the Equipment Loan, $9.7 million under the CRE Loan, $0.2 million under our vehicle term loan, $0.1 million under our equipment finance loan and $6.9 million of finance leases for vehicle financings and real property leases.

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and applied for forgiveness of the PPP Loan during September 2020 in accordance with the terms of the PPP, which was granted in full in June 2021. See Note 10 in the Notes to the Condensed Consolidated Financial Statements herein for a discussion about our debt arrangements and related terms.

The Loans contain certain affirmative and negative covenants, including a minimum debt service coverage ratio, beginning December 31, 2021, as well as other terms and conditions that are customary for loans of this type. As of June 30, 2021, we were in compliance with all covenants.

Off Balance Sheet Arrangements

As of June 30, 2021, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the six months ended June 30, 2021 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Employment Agreement, dated April 21, 2021, between the Company and Patrick L. Bond (incorporated by reference to Exhibit 10.1 to Nuverra's Current Report on Form 8-K filed with the SEC on April 27, 2021).

31.1	*	Rule 13-a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
(Registrant)

Date:	August 19, 2021

/s/ Patrick L. Bond
Name:	Patrick L. Bond
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Bauer
Name:	Eric Bauer
Title:	Executive Vice President and Interim Chief Financial Officer
(Principal Financial Officer)