Form 10-Q
period 2021-09-30
Nuverra Environmental Solutions, Inc.
filed 2021-11-15
CIK 1403853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
or
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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2021 was 16,209,621.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the “Securities Act,” Section 21E of the United States Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and the Private Securities Litigation Reform Act of 1995, as amended, or the “Reform Act.” These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•the impact of the coronavirus disease 2019 (“COVID-19”) pandemic and commodity market disruptions;

•future financial performance and growth targets or expectations;

•our limited liquidity to meet debt obligations and operating needs;

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

•failure to successfully implement planned initiatives to improve our liquidity by generating sufficient operating cash flow or accessing additional capital in order to meet operating needs and address our future debt service obligations;

•changes in commodity prices;

•fluctuations in consumer trends, pricing pressures, transportation costs, changes in raw material or labor prices or rates related to our business and changing regulations or political developments in the markets in which we operate;

•risks associated with our indebtedness, including changes to interest rates, decreases in our borrowing availability, our ability to manage our liquidity needs and to comply with covenants under our credit facilities, which are discussed further in Segment Operating Results;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$3,934	$12,880
Restricted cash	3,705	2,820
Accounts receivable, net of allowance for doubtful accounts of $1.0 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively	17,188	15,427
Inventories	2,838	2,852
Prepaid expenses and other receivables	3,356	3,119
Assets held for sale	—	778
Total current assets	31,021	37,876
Property, plant and equipment, net of accumulated depreciation of $134.7 million and $114.9 million at September 30, 2021 and December 31, 2020, respectively	136,587	151,164
Operating lease assets	1,443	1,691
Equity investments	—	35
Intangibles, net	155	194
Other assets	100	106
Total assets	$169,306	$191,066
Liabilities and Shareholders’ Equity
Accounts payable	$4,497	$5,130
Accrued and other current liabilities	13,412	9,550
Current portion of long-term debt	2,201	2,433
Total current liabilities	20,110	17,113
Long-term debt	25,062	31,673
Noncurrent operating lease liabilities	1,213	1,360
Deferred income taxes	120	120
Long-term contingent consideration	500	500
Asset retirement obligations	8,014	8,017
Total liabilities	55,019	58,783
Commitments and contingencies
Shareholder's equity:
Preferred stock $0.01 par value (1,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020)	—	—
Common stock, $0.01 par value (75,000 shares authorized, 16,405 shares issued and 16,210 outstanding at September 30, 2021, and 15,833 shares issued and 15,772 outstanding at December 31, 2020)	164	158
Additional paid-in capital	340,627	339,663
Treasury stock (195 shares and 60 shares at September 30, 2021 and December 31, 2020, respectively)	(813)	(477)
Accumulated deficit	(225,691)	(207,061)
Total shareholders' equity	114,287	132,283
Total liabilities and equity	$169,306	$191,066
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$22,603	$22,666	$68,042	$80,093
Rental revenue	2,183	1,130	5,183	6,111
Total revenue	24,786	23,796	73,225	86,204
Costs and expenses:
Direct operating expenses	20,647	19,022	63,065	69,049
General and administrative expenses	4,894	4,084	13,265	13,453
Depreciation and amortization	5,602	6,821	17,406	21,966
Impairment of long-lived assets	—	—	—	15,579
Total costs and expenses	31,143	29,927	93,736	120,047
Operating loss	(6,357)	(6,131)	(20,511)	(33,843)
Interest expense, net	(645)	(1,014)	(1,964)	(3,290)
Other income	28	20	4,051	200
Reorganization items, net	(196)	—	(206)	—
Loss before income taxes	(7,170)	(7,125)	(18,630)	(36,933)
Income tax expense	—	—	—	(15)
Net loss	$(7,170)	$(7,125)	$(18,630)	$(36,948)

Loss per common share:
Net loss per basic common share	$(0.45)	$(0.45)	$(1.17)	$(2.34)

Net loss per diluted common share	$(0.45)	$(0.45)	$(1.17)	$(2.34)

Weighted average shares outstanding:
Basic	16,069	15,771	15,981	15,762
Diluted	16,069	15,771	15,981	15,762
The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2021	15,833	$158	$339,663	(60)	$(477)	$(207,061)	$132,283
Issuance of common stock to employees and Board of Directors	271	3	(3)	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(88)	(217)	—	(217)
Stock-based compensation	—	—	133	—	—	—	133
Net loss	—	—	—	—	—	(7,603)	(7,603)
Balance at March 31, 2021	16,104	161	339,793	(148)	(694)	(214,664)	124,596
Issuance of common stock to employees	91	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(47)	(119)	—	(119)
Stock-based compensation	—	—	392	—	—	—	392
Net loss	—	—	—	—	—	(3,857)	(3,857)
Balance at June 30, 2021	16,195	161	340,185	(195)	(813)	(218,521)	121,012
Issuance of common stock to employees and directors	210	3	(3)	—	—	—	—
Stock-based compensation	—	—	445	—	—	—	445
Net loss	—	—	—	—	—	(7,170)	(7,170)
Balance at September 30, 2021	16,405	$164	$340,627	(195)	$(813)	$(225,691)	$114,287

Balance at January 1, 2020	15,781	$158	$337,628	(46)	$(436)	$(162,918)	$174,432
Issuance of common stock to employees	40	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	(14)	(41)	—	(41)
Stock-based compensation	—	—	290	—	—	—	290
Net loss	—	—	—	—	—	(23,044)	(23,044)
Balance at March 31, 2020	15,821	158	337,918	(60)	(477)	(185,962)	151,637
Stock-based compensation	—	—	322	—	—	—	322
Net loss	—	—	—	—	—	(6,779)	(6,779)
Balance at June 30, 2020	15,821	158	338,240	(60)	(477)	(192,741)	145,180
Issuance of common stock to employees	12	—	—	—	—	—	—
Stock-based compensation	—	—	324	—	—	—	324
Net loss	—	—	—	—	—	(7,125)	(7,125)
Balance at September 30, 2020	15,833	158	338,564	(60)	(477)	(199,866)	138,379

The accompanying notes are an integral part of these statements.

NUVERRA ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,630)	$(36,948)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
PPP Loan Forgiveness	(4,000)	—
Depreciation and amortization	17,406	21,966
Amortization of debt issuance costs, net	189	95
Stock-based compensation	970	936
Impairment of long-lived assets	—	15,579
Gain on disposal of property, plant and equipment	(1,681)	(384)
Bad debt expense (recoveries)	27	(129)
Deferred income taxes	—	40
Other, net	573	567
Changes in operating assets and liabilities:
Accounts receivable	(1,788)	10,667
Prepaid expenses and other receivables	(242)	(141)
Accounts payable and accrued liabilities	2,420	(892)
Other assets and liabilities, net	(344)	568
Net cash (used in) provided by operating activities	(5,100)	11,924
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	2,513	1,596
Purchases of property, plant and equipment	(2,106)	(2,802)
Net cash provided by (used in) investing activities	407	(1,206)
Cash flows from financing activities:
Payments on Equipment loan	(1,216)	—
Payments on Commercial real estate loan	(417)	—
Payments on First and Second Lien Term Loans	—	(5,496)
Proceeds from Revolving Facility	—	101,182
Payments on Revolving Facility	—	(101,182)
Proceeds from PPP Loan	—	4,000
Purchases of treasury stock	(336)	—
Payments on finance leases and other financing activities	(1,399)	(1,463)
Net cash used in financing activities	(3,368)	(2,959)
Change in cash, cash equivalents and restricted cash	(8,061)	7,759
Cash and cash equivalents, beginning of period	12,880	4,788
Restricted cash, beginning of period	2,820	922
Cash, cash equivalents and restricted cash, beginning of period	15,700	5,710
Cash and cash equivalents, end of period	3,934	13,469
Restricted cash, end of period	3,705	—
Cash, cash equivalents and restricted cash, end of period	$7,639	$13,469

	Nine Months Ended
	September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$874	$2,603
Cash paid for taxes, net	—	249
Property, plant and equipment purchases in accounts payable	911	403
Gain on Paycheck Protection Program Loan Forgiveness	(4,000)	—

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

Restricted Cash

On November 16, 2020, we entered into a Loan Agreement (the “Master Loan Agreement”) with First International Bank & Trust, a North Dakota banking corporation (the “Lender”), for: (i) a $13.0 million equipment term loan (the “Equipment Loan”); (ii) a $10.0 million real estate term loan (the “CRE Loan”); (iii) a $5.0 million operating line of credit (the “Operating LOC Loan”); and (iv) a $4.839 million letter of credit facility (the “Letter of Credit Facility”), which collectively may be referred to as the “Loans”. The Letter of Credit Facility was amended on January 25, 2021 and August 19, 2021, in order to increase the maximum availability thereunder to $5.880 million. The Master Loan Agreement also required the Company deposit into a reserve account held by the Lender (the “Reserve Account”) the sum of $2.5 million and make additional monthly deposits of $100,000 into the Reserve Account. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under (a) our First Lien Credit Agreement (the “First Lien Credit Agreement”), by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company and (b) our Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto, Wilmington Savings Fund Society, FSB, as administrative agent, and the Company, totaling $12.6 million and $8.3 million, respectively. Funds held in the Reserve Account are not accessible by the Company and are pledged as additional security for the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility. We had a restricted cash balance of $3.7 million and $2.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

Liquidity and Going Concern

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. There has been a significant decline in oil and natural gas production activities, which has negatively impacted our customers’ demand for our services, as well as rising costs which has resulted in uncertainty surrounding the potential impact on our cash flows, results of operations and financial condition.

Due to high costs and uncertainty of our customers increasing their production activities there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In order to mitigate these conditions, the Company has undertaken various initiatives that include reducing our costs, increasing of our “pricing and services,” and leaving areas that are not profitable.

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

Contract Assets

There was no contract asset recorded on the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Disaggregated Revenues

The following tables present our revenues disaggregated by revenue source for each reportable segment for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three months ended September 30, 2021
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$9,244	$4,715	$2,748	$—	$16,707
Disposal Services	1,813	1,473	1,815	—	5,101
Other Revenue	691	57	47	—	795
Total Service Revenue	11,748	6,245	4,610	—	22,603

Rental Revenue	2,175	8	—	—	2,183

Total Revenue	$13,923	$6,253	$4,610	$—	$24,786

	Three months ended September 30, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$8,165	$5,613	$2,299	$—	$16,077
Disposal Services	1,380	2,634	1,624	—	5,638
Other Revenue	660	266	25	—	951
Total Service Revenue	10,205	8,513	3,948	—	22,666

Rental Revenue	1,103	27	—	—	1,130

Total Revenue	$11,308	$8,540	$3,948	$—	$23,796

	Nine months ended September 30, 2021
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$27,814	$15,847	$7,376	$—	$51,037
Disposal Services	4,840	5,163	4,811	—	14,814
Other Revenue	1,733	378	80	—	2,191
Total Service Revenue	34,387	21,388	12,267	—	68,042

Rental Revenue	5,140	43	—	—	5,183

Total Revenue	$39,527	$21,431	$12,267	$—	$73,225

	Nine months ended September 30, 2020
	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Water Transport Services	$31,128	$18,746	$6,680	$—	$56,554
Disposal Services	6,769	6,648	5,922	—	19,339
Other Revenue	3,091	1,007	102	—	4,200
Total Service Revenue	40,988	26,401	12,704	—	80,093

Rental Revenue	6,010	95	6	—	6,111

Total Revenue	$46,998	$26,496	$12,710	$—	$86,204

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

The components of lease expense were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost (a)	General and administrative expenses	$233	$464	$720	$1,813
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	525	526	1,587	1,689
Interest on lease liabilities	Interest expense, net	117	137	367	426
Variable lease cost	General and administrative expenses	636	626	1,779	2,222
Sublease income	Other income, net	(76)	(38)	(123)	(70)
Total net lease cost		$1,435	$1,715	$4,330	$6,080

(a)     Includes short-term leases, which represented $0.1 million and $0.1 million of the balance for the three months ended September 30, 2021 and September 30, 2020, respectively, and $0.3 million and $0.3 million of the balance for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Supplemental balance sheet, cash flow and other information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	September 30, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$1,443	$1,691
Finance lease assets	Property, plant and equipment, net of accumulated depreciation (a)	4,568	6,185
Total leased assets		$6,011	$7,876

Liabilities:
Current
Operating lease liabilities	Accrued and other current liabilities	$229	$331
Finance lease liabilities	Current portion of long-term debt	1,441	1,420
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	1,213	1,360
Finance lease liabilities	Long-term debt	5,075	6,161
Total lease liabilities		$7,958	$9,272

(a)     Finance lease assets are recorded net of accumulated amortization of $5.4 million and $3.9 million as of September 30, 2021 and December 31, 2020, respectively.

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	44.1	39.9
Finance leases	2.2	3.2

Weighted-average discount rate:
Operating leases	10.00%	10.08%
Finance leases	6.77%	6.77%

	Nine Months Ended
	September 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$720	$1,813
Operating cash flows from finance leases	367	426
Financing cash flows from finance leases	1,065	1,082

Leased assets obtained in exchange for new finance lease liabilities	—	349

Maturities of lease liabilities are as follows:

	September 30, 2021
	Operating Leases (a)	Finance Leases (b)
Remainder of 2021	$241	$466
2022	347	1,832
2023	200	3,447
2024	190	383
2025	188	423
Thereafter	6,522	1,062
Total lease payments	7,688	7,613
Less amount representing interest	(6,246)	(1,097)
Present value of total lease liabilities	1,442	6,516
Less current lease liabilities	(229)	(1,441)
Long-term lease liabilities	$1,213	$5,075

(a)    Operating lease payments do not include any options to extend lease terms that are reasonably certain of being exercised.
(b)    Finance lease payments include $1.4 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 5 - Equity

Preferred Stock
The Board is authorized to issue up to 1.0 million shares of preferred stock, par value $0.01, and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without further vote or act by the common stockholders. There was no preferred stock outstanding as of September 30, 2021 and December 31, 2020.

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

Other Equity Issuances

During the nine months ended September 30, 2021, we issued common stock for our stock-based compensation program, which is discussed further in Note 13.

Note 6 - Earnings Per Common Share

Net loss per basic and diluted common share have been computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2021 and September 30, 2020, no shares of common stock underlying restricted stock or warrants were included in the computation of diluted earnings per common share because the inclusion of such shares would be anti-dilutive based on the net losses reported for those periods.

The following table presents the calculation of basic and diluted net loss per common share, as well as the anti-dilutive stock-based awards that were excluded from the calculation of diluted net loss per share for the periods presented (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator: Net loss	$(7,170)	$(7,125)	$(18,630)	$(36,948)

Denominator:
Weighted average shares—basic	16,069	15,771	15,981	15,762
Common stock equivalents	—	—	—	—
Weighted average shares—diluted	16,069	15,771	15,981	15,762

Loss per common share:
Net loss per basic common share	$(0.45)	$(0.45)	$(1.17)	$(2.34)

Net loss per diluted common share	$(0.45)	$(0.45)	$(1.17)	$(2.34)

Anti-dilutive stock-based awards excluded:	241	422	300	409

Note 7 - Intangible Assets

Intangible assets consist of the following:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$540	$(385)	$155	4.2
Total intangible assets	540	(385)	155	4.2

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (Years)
Disposal permits	$540	$(346)	$194	4.8
Trade name	799	(799)	—	0.0
Total intangible assets	$1,339	$(1,145)	$194	4.8

The disposal permits are related to the Rocky Mountain, Northeast and Southern divisions. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset.

Amortization expense was $14.0 thousand and $0.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $40.0 thousand and $0.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Note 8 - Assets Held for Sale and Impairment

Impairment Charges

We had no impairment charges during the nine months ended September 30, 2021. Impairment charges of $15.6 million were recorded during the nine months ended September 30, 2020.

Assets Held for Sale

During the nine months ended September 30, 2020, certain property classified as “Assets held for sale” on the condensed consolidated balance sheet located in the Rocky Mountain division was re-evaluated for impairment based on an accepted offer from a buyer that indicated fair value of the real property was lower than its net book value, and impairment charges of $0.6 million were recorded during the nine months ended September 30, 2020, which is included in “Impairment of long-lived assets” on our consolidated statements of operations. During the nine months ended September 30, 2021, management approved the sale of this property and recognized an additional loss of $0.3 million.

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

Note 9 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued payroll and employee benefits	$3,100	$2,353
Accrued insurance	2,647	2,263
Accrued legal	89	294
Accrued taxes	1,227	1,282
Accrued interest	404	56
Accrued operating costs	4,070	2,683
Accrued other	1,646	288
Current operating lease liabilities	229	331
Total accrued and other current liabilities	$13,412	$9,550

Note 10 - Debt

Debt consisted of the following at September 30, 2021 and December 31, 2020:

			September 30, 2021	December 31, 2020
	Interest Rate	Maturity Date	Carrying Value of Debt (k)	Carrying Value of Debt (k)
Operating LOC Loan (a)	7.00%	Nov. 2021	$—	$—
Equipment Loan (b)	3.14%	Nov. 2025	11,785	13,000
CRE Loan (c)	8.00%	Nov. 2032	9,516	9,932
Letter of Credit Facility (d)	7.00%	Nov. 2021	—	—
PPP Loan (e)	1.00%	May 2022	—	4,000
Vehicle Term Loan (f)	5.27%	Dec. 2021	91	363
Equipment Finance Loan (g)	6.50%	Nov. 2022	96	158
Finance leases (h)	6.77%	Various	6,514	7,581
Total debt			28,002	35,034
Debt issuance costs presented with debt (i)			(739)	(928)
Total debt, net			27,263	34,106
Less: current portion of long-term debt (j)			(2,201)	(2,433)
Long-term debt			$25,062	$31,673
_____________________

(a)    Interest on the Operating LOC Loan accrues at an annual rate equal to the Prime Rate of plus 3.75%, with an interest floor of 7.00%.

(b)    Interest on the Equipment Loan accrues at an annual rate equal to the LIBOR Rate plus 3.00%.

(c)    Interest on the CRE Loan accrues at an annual rate equal to the Federal Home Loan Bank Rate of Des Moines three-year advance rate plus 4.50%, with an interest rate floor of 8.00%.

(d)    The interest rate presented represented the interest rate on the $5.880 million Letter of Credit Facility.

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

(i) The debt issuance costs as of September 30, 2021 and December 31, 2020 resulted from refinancing the debt with First International Bank.

(j) The principal payments due within one year for the CRE Loan, Vehicle Term Loan, Equipment Finance Loan and finance leases are included in current portion of long-term debt as of September 30, 2021 and December 31, 2020.

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

Indebtedness

As of September 30, 2021, we had $28.0 million of indebtedness outstanding, consisting of $11.8 million under the Equipment Loan, $9.5 million under the CRE Loan, $0.1 million under the Vehicle Term Loan, $0.1 million under the Equipment Finance Loan and $6.5 million of finance leases for vehicle financings and real property leases. The PPP Loan forgiveness was granted in June 2021.

As further described below, our Operating LOC Loan, CRE Loan, and Equipment Loan contain certain affirmative and negative covenants, including a minimum debt service coverage ratio (“DSCR”), beginning December 31, 2022, as well as other terms and conditions that are customary for loans of this type. As of September 30, 2021, we were in compliance with all covenants.

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

The terms of the Master Loan Agreement provide for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. Pursuant to the Master Loan Agreement, the Company must maintain a minimum DSCR of 1.35 to 1.00 beginning December 31, 2022 and annually on December 31 of each year thereafter. The DSCR means the ratio of (i) Adjusted EBITDA to (ii) the annual debt service obligations (less subordinated debt annual debt service) of the Company, calculated based on the actual four quarters ended on the applicable December 31 measurement date. If the DSCR falls below 1.35 to 1.00, then in addition to all other rights and remedies available to Lender, the interest rates on the CRE Loan, the Operating LOC Loan and the Letter of Credit Facility will increase by 1.5% until the minimum DSCR is maintained. The Company may cure a failure to comply with the DSCR by issuing equity interests in the Company for cash and applying the proceeds to the applicable Adjusted EBITDA measurement.

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

Amendment to Master Loan Agreement

On August 19, 2021, the Company entered into a Second Amendment to the Master Loan Agreement (the “Second Amendment”) with “the Lender”, pursuant to which the Company and the Lender agreed to amend the Master Loan Agreement in order to increase by $531,166 the maximum availability under the Letter of Credit Facility and make certain other modifications to the terms of the Master Loan Agreement, including (i) modifying the DSCR covenant, contained in section 5(N) of the Master Loan Agreement, so that it would first be tested for the fiscal year ending December 31, 2022, (ii) permitting the sale or other disposition of certain assets and other equipment, and (iii) temporarily increasing the interest rate on the CRE Loan by 1.5% per annum. The Second Amendment also provides for the addition of certain real property located in Mackenzie County, North Dakota to a mortgage previously granted by the Company in favor of the Lender. As amended, the Letter of Credit Facility provides for the issuance of letters of credit of up to $5.880 million in aggregate face amount, and all other terms of the Letter of Credit Facility remain unchanged.

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

CRE Loan

The CRE Loan is evidenced by that certain Promissory Note (Real Estate) executed by the Company in the original principal amount of $10.0 million. The CRE Loan bears interest at the Federal Home Loan Bank Rate of Des Moines three-year advance rate plus 4.50% with an interest rate floor of 8.00%. The CRE Loan has a twelve-year maturity. The Company is required to make monthly principal and interest payments, and monthly escrow deposits for real estate taxes and insurance. The entire outstanding principal balance of the CRE Loan together with all accrued and unpaid interest is due and payable in full on November 13, 2032. In connection with the CRE Loan, the Company paid a $150 thousand origination fee to Lender.

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

On August 19, 2021, the Letter of Credit Facility was amended in order to increase by $531,166 the maximum availability thereunder. As amended, the Letter of Credit Facility provides for the issuance of letters of credit of up to $5.880 million in aggregate face amount. The increase of $531,166 is evidenced by that certain Promissory Note (Letter of Credit Loan-Insurance), dated August 19, 2021, executed by the Company.

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

Note 11 - Derivative Warrants

Upon emergence from chapter 11 on August 7, 2017 (the “Effective Date”), pursuant to the prepackaged plans of reorganization (together, and as amended, the “Plan”), we issued to the holders of the pre-Effective Date 9.875% Senior Notes due 2018 (the “2018 Notes”) and holders of certain claims relating to the rejection of executory contracts and unexpired leases warrants to purchase an aggregate of 118,137 shares of common stock, par value $0.01, at an exercise price of $39.82 per share and a term expiring seven years from the Effective Date. The effective value of the outstanding warrant was zero at September 30, 2021 and December 31, 2020.

Note 12 - Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2021 was 0.0%, which differed from the federal statutory rate of 21.0%. The difference is primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

The effective income tax rate for the three and nine months ended September 30, 2020 was 0.0% and 0.0%, respectively, which differed from the federal statutory rate of 21.0% primarily due to the increase in the valuation allowance on deferred tax assets resulting from current year losses.

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

In light of our continued ordinary losses, at September 30, 2021 we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets. Accordingly, a valuation allowance continues to be required against the portion of our deferred tax assets that is not offset by deferred tax liabilities. We expect our effective income tax rate to be near 0.0% for the remainder of 2021.

Note 13 - Stock-Based Compensation

Award Plans

2017 Long Term Incentive Plan

Pursuant to the requirements of the Plan, on February 22, 2018, the Board approved the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan is intended to provide for the grant of equity-based awards to designated members of the Company’s management and employees. Pursuant to the terms of the Plan, the Incentive Plan became effective on the Effective Date. The maximum number of shares of the Company’s common stock that is available for the issuance of awards under the Incentive Plan is 1,772,058. As of September 30, 2021, approximately 324,086 shares were available for issuance under the Incentive Plan.

2018 Restricted Stock Plan for Directors

Further, the Compensation Committee on February 22, 2018 adopted the 2018 Restricted Stock Plan for Directors (the “Director Plan”), which was ratified by the Company’s stockholders at the Company’s 2018 Annual Meeting. The Director Plan provides for the grant of restricted stock to the non-employee directors of the Company. On December 18, 2020, our stockholders approved at our annual stockholder meeting an amendment to increase the number of shares that may be issued under the Director Plan to 250,000 shares of common stock from 100,000 shares of common stock. As of September 30, 2021, 97,939 shares were available for issuance under the Director Plan.

There were 105,263 and 217,005 grants awarded under the Incentive Plan and the Director Plan, respectively, during the three and nine months ended September 30, 2021.

The total grants awarded under both the Incentive Plan and the Director Plan during the three and nine months ended September 30, 2021 and September 30, 2020 are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted stock grants (1)	105	—	217	75
Total grants in the period	105	—	217	75

(1)    Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

The total stock-based compensation expense, net of estimated forfeitures, included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted stock (1)	$445	$324	$970	$936
Total expense	$445	$324	$970	$936
(1)    Includes expense related to restricted stock awards, performance-based restricted stock units, and time-based restricted stock units granted under the Incentive Plan and the Director Plan.

At September 30, 2021, the total unrecognized share-based compensation expense, net of estimated forfeitures, was $0.2 million and is expected to be recognized over a weighted average period of 1.1 years.

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

We believe we are in material compliance with all applicable environmental protection laws and regulations in the United States and the states in which we operate. We believe that there are no unrecorded liabilities as of the periods reported herein in connection with our compliance with applicable environmental laws and regulations. The condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 did not include any accruals for environmental matters.

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

State Sales and Use Tax Liabilities

During the year ended December 31, 2017, the Pennsylvania Department of Revenue (or “DOR”) completed an audit of our sales and use tax compliance for the period January 1, 2012 through May 31, 2017. As a result of the audit, we were assessed by the DOR for additional state and local sales and use tax plus penalties and interest. During the years ended December 31, 2017 and 2018, we disputed various claims in the assessment made by the DOR through the appropriate boards of appeal and were able to obtain relief for many of the contested claims. However, in January of 2019, the final appeals board upheld an assessment of sales tax and interest that relates to one material position. We have appealed this decision to the Commonwealth of Pennsylvania as we continue to believe that the transactions involved are exempt from sales tax in Pennsylvania, and therefore we have not recorded an accrual as of September 30, 2021. If we lose this appeal, which could take several years to settle, we estimate that we would be required to pay between $1.0 million and $1.5 million to the DOR.

Surety Bonds and Letters of Credit

At September 30, 2021, and December 31, 2020, we had surety bonds outstanding of approximately $4.1 million and $4.2 million respectively, primarily to support financial assurance obligations related to our landfill and disposal wells. Additionally, at September 30, 2021 and December 31, 2020, we had outstanding irrevocable letters of credit each totaling $5.4 million, to support various agreements, leases and insurance policies.

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

Confirmation Order Appeal

On July 26, 2017, David Hargreaves, an individual holder of 2018 Notes, appealed the Confirmation Order to the District Court of the District of Delaware (the “District Court”) and filed a motion for a stay pending appeal from the District Court. Although the motion for a stay pending appeal was denied, the appeal remained pending and the District Court heard oral arguments in May 2018, and in August 2018, the District Court issued an order dismissing the appeal. Hargreaves subsequently appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit (the “Appellate Court”). The parties filed appellate briefs in December 2018 and January 2019, and presented oral arguments to a three-judge panel of the Appellate Court in November 2020. On January 6, 2021, the Appellate Court issued a decision in favor of Nuverra, affirming the dismissal of the appeal. Hargreaves subsequently filed a petition for rehearing, either by the three-judge panel or en banc by the full Appellate Court, and on February 4, 2021 the Appellate Court issued an order denying the petition for rehearing. On July 6, 2021, Hargreaves filed a petition for a writ of certiorari (the “Petition”) with the Supreme Court of the United States (the “Supreme Court”). On July 21, 2021, Nuverra filed a waiver indicating that it does not intend to file a response to the Petition unless one is requested by the Supreme Court. On October 12, 2021, the Supreme Court issued an order denying the Petition, leaving the previous decision in favor of the Company intact.

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

Financial information for our reportable segments related to operations is presented below.

	Rocky Mountain	Northeast	Southern	Corporate/ Other	Total
Three months ended September 30, 2021
Revenue	$13,923	$6,253	$4,610	$—	$24,786
Direct operating expenses	10,518	6,457	3,647	25	20,647
General and administrative expenses	849	387	250	3,408	4,894
Depreciation and amortization	2,257	2,233	1,101	11	5,602
Operating income (loss)	299	(2,824)	(388)	(3,444)	(6,357)
Income (loss) before income taxes	183	(2,907)	(450)	(3,996)	(7,170)

Nine months ended September 30, 2021
Revenue	$39,527	$21,431	$12,267	$—	$73,225
Direct operating expenses	33,057	20,308	9,700	—	63,065
General and administrative expenses	2,511	1,072	593	9,089	13,265
Depreciation and amortization	6,862	6,870	3,641	33	17,406
Operating loss	(2,903)	(6,819)	(1,667)	(9,122)	(20,511)
Income (loss) before income taxes	708	(7,105)	(1,831)	(10,402)	(18,630)

As of September 30, 2021
Total assets (a)	$213,286	$46,083	$60,432	$(150,495)	$169,306

Three months ended September 30, 2020
Revenue	$11,308	$8,540	$3,948	$—	$23,796
Direct operating expenses	9,700	6,405	2,917	—	19,022
General and administrative expenses	836	460	194	2,594	4,084
Depreciation and amortization	2,810	2,514	1,486	11	6,821
Operating loss	(2,038)	(839)	(649)	(2,605)	(6,131)
Loss before income taxes	(2,203)	(945)	(698)	(3,279)	(7,125)

Nine months ended September 30, 2020
Revenue	$46,998	$26,496	$12,710	$—	$86,204
Direct operating expenses	39,709	20,369	8,971	—	69,049
General and administrative expenses	3,849	1,528	704	7,372	13,453
Depreciation and amortization	9,149	7,597	5,201	19	21,966
Operating loss	(17,892)	(2,998)	(5,562)	(7,391)	(33,843)
Loss before income taxes	(18,244)	(3,324)	(5,718)	(9,647)	(36,933)

As of September 30, 2020
Total assets (a)	$60,730	$57,218	$63,279	$14,709	$195,936
Total assets held for sale	—	—	—	778	778
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

Rocky Mountain Division

The Rocky Mountain division is our Bakken Shale area business. The Bakken and underlying Three Forks shale formations are the two primary oil producing reservoirs currently being developed in this geographic region, which covers western North Dakota, eastern Montana, northwestern South Dakota and southern Saskatchewan. We have operations in various locations throughout North Dakota and Montana, including yards in Dickinson, Williston, Watford City, Tioga, Stanley, and Beach, North Dakota, as well as Sidney, Montana. Additionally, we operate a financial support office in Minot, North Dakota. As of September 30, 2021, we had 188 employees in the Rocky Mountain division.

Water Transport Services

We manage a fleet of 137 trucks in the Rocky Mountain division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities and for work over activity.

Disposal Services

We manage a network of 20 owned and leased salt water disposal wells with current capacity of approximately 78 thousand barrels of water per day, and permitted capacity of 107 thousand barrels of water per day. Our salt water disposal wells in the Rocky Mountain division are operated under the Landtech brand. Additionally, we operate a landfill facility near Watford City, North Dakota that handles the disposal of drill cuttings and other oilfield waste generated from drilling and completion activities in the region.

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

Northeast Division

The Northeast division is comprised of the Marcellus and Utica Shale areas, both of which are predominantly natural gas producing basins. The Marcellus and Utica Shale areas are located in the northeastern United States, primarily in Pennsylvania, West Virginia, New York and Ohio. We have operations in various locations throughout Pennsylvania, West Virginia, and Ohio, including yards in Masontown and Wheeling, West Virginia, Williamsport, Pennsylvania, and Cambridge and Cadiz, Ohio. As of September 30, 2021, we had 142 employees in the Northeast division.

Water Transport Services

We manage a fleet of 148 trucks in the Northeast division that collect and transport flowback water from drilling and completion activities, and produced water from ongoing well production activities, to either our own or third-party disposal wells throughout the region, or to other customer locations for reuse in completing other wells. Additionally, our trucks collect and transport fresh water from water sources to operator locations for use in well completion activities.

Disposal Services

We manage a network of 13 owned and leased salt water disposal wells with current capacity of approximately 19 thousand barrels of water per day, and permitted capacity of approximately 19 thousand barrels of water per day in the Northeast division. Our salt water disposal wells in the Northeast division are operated under the Nuverra, Heckmann, and Clearwater brands.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Northeast division. These assets include tanks and winch trucks used in drilling and completion activities.

Southern Division

The Southern division is comprised of the Haynesville Shale area, a predominantly natural gas producing basin, which is located across northwestern Louisiana and eastern Texas, and extends into southwestern Arkansas. We have operations in various locations throughout eastern Texas and northwestern Louisiana, including a yard in Frierson, Louisiana. Additionally, we operate a corporate support office in Houston, Texas. As of September 30, 2021, we had 62 employees in the Southern division.

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

Disposal Services

We manage a network of 7 owned and leased salt water disposal wells that are not connected to our pipeline with current capacity of approximately 83 thousand barrels of water per day, and permitted capacity of approximately 206 thousand barrels of water per day, in the Southern division.

Rental and Other Services

We maintain and lease rental equipment to oil and gas operators and others within the Southern division. These assets include tanks and winch trucks used in drilling and completion activities.

Trends Affecting Our Operating Results

COVID-19 Pandemic and Oil Price Fluctuations

The outbreak of the novel coronavirus (“COVID-19” or the “pandemic”) in the first quarter of 2020 and its continued spread across the globe throughout 2020 and 2021 has continued to cause significant economic disruptions, including reduction in energy demand and commodity price volatility. During 2020, federal, state and local governments implemented significant actions to mitigate the public health crisis, including shelter-in-place orders, business closures and capacity limits, quarantines, travel restrictions, executive orders and similar restrictions intended to control the spread of COVID-19. At the end of 2020 and into 2021 most of these restrictions have been adjusted based on the severity of the COVID-19 outbreak in particular communities, sometimes resulting in an easing of restrictions while other times resulting in a reinstatement or tightening of restrictions. The distribution and administration of COVID-19 vaccines has led to the reopening of meaningful elements of the domestic economy throughout most of the country. The economy has started to recover back to pre-pandemic levels and continues to show improvement. The opening of the domestic economy and return to travel has resulted in a generally improved demand for refined products, such as gasoline and jet fuel, and consequently an increase in the demand for crude oil. Overall there has been strong post-pandemic economic activity throughout 2021, this has translated into higher fuel costs which are a significant operating cost for the trucking business. The pandemic created insurmountable financial challenges for many businesses that ultimately closed, however there are still many participants in each of our business who are as active with aggressive pricing services as they have been. Despite businesses closing the competition across the industry has remained strong.

Other Trends Affecting Operating Results

Our results are affected by capital expenditures made by the exploration and production operators in the shale basins in which we operate. These capital expenditures determine the level of drilling and completion activity which in turn impact the amount of produced water, water for fracking, flowback water, drill cuttings and rental equipment requirements that create demand for our services. The primary drivers of these expenditures are current or anticipated prices of crude oil and natural gas. Prices trended lower during the third quarter of 2020 and increased during the third quarter of 2021. The average price per barrel of West Texas Intermediate (“WTI”) crude oil was $70.58 for the three months ended September 30, 2021 as compared to $40.89 for the three months ended September 30, 2020. The average price per million Btu of natural gas as measured by the Henry Hub Natural Gas Index was $4.07 for the three months ended September 30, 2021 compared to $2.00 for the three months ended September 30, 2020. See “COVID-19 Pandemic and Oil Price Declines” above for further discussion.

The rapid drop in crude prices occurred primarily in March and April 2020. Since June 2020, crude oil prices have ranged between $35 and $70 per barrel. The drop in crude oil prices had minimal impact on the first quarter of 2020 operating results as our customers had little time to adjust activity levels. However, our customers’ drilling and completion activity fell substantially beginning in the second quarter of 2020, with many customers also shutting in or lowering production as a result of spot crude prices falling below the cash costs of production in many basins and wells. While crude oil prices have recovered, the increase in activity has been largely in the Permian Basin, but the Bakken is improving as the rig count has more than doubled from the 2020 low. One driver preventing an activity increase is a recent trend by our customers, at the insistence of investors, to limit capital expenditures to cash flow and to return any excess cash to shareholders in the form of dividends or stock repurchases and or to repay debt. While it is unclear if our customers will maintain this stance permanently, to date they have maintained capital discipline despite significant increases in crude oil pricing from the lows experienced in 2020. This has limited additional activity and capital expenditures versus what has been seen historically when commodity prices were at current levels.

As a result of increased operational costs, and values in commodities our customers experienced higher cash flows during this period. Along with many of our competitors, we began reaching out to our customers requesting price increases. While it is unclear to what degree our efforts will be successful, any increase in pricing for our services will help to offset some of these cost pressures. In addition to price increases, we have continued to focus on reducing costs where possible and other savings initiatives instituted during 2020.

A lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, which could lead to reduced liquidity, an event of default, or an inability to access amounts available under our Operating LOC (as defined below) of $5.0 million, and our Letter of Credit Facility (as defined below) of $5.880 million.

During 2020 and 2021, we have seen continued reuse and water sharing in the Northeast. Some of our customers are using produced and flowback water for fracking as they have determined it is more economical to transport produced water to sites than it is to dispose of the water. Operators are also sharing water with other operators to avoid disposal. Transporting shared or reused water still requires trucking services, but it is generally shorter haul work done at an hourly rate which negatively impacts our revenues.

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

While we have agreements in place with some of our customers to establish pricing for our services and various other terms and conditions, these agreements typically do not contain minimum volume commitments or otherwise require the customer to use us. Accordingly, our customer agreements generally provide the customer the ability to change the relationship by either in-sourcing some or all services we have historically provided or by contracting with other service providers. As a result, even with respect to customers with which we have an agreement to establish pricing, the revenue we ultimately receive from that customer, and the mix of revenue among lines of services provided, is unpredictable and subject to variation over time.

According to the U.S. Bureau of Labor Statistics, 4 million Americans quit their jobs in July 2021; ( “The Great Resignation” ) with a record breaking 10.9 million open jobs at the end of July. We are experiencing increased pressure on wages as other parts of the economy have remained strong or improved with in our industry. This phenomenon has required us to evaluate and in some cases adjust hourly rates and salaries for drivers and mechanics. We are facing challenges to recruit and retain drivers who historically migrated to competitors within energy industry in search of a higher compensation structure. Our intent is to retain the current talent and hire new employees for driving and non-driving jobs, focusing on growth, values, and transparency to keep good employees.

The results reported in the accompanying condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in our 2020 Annual Report on Form 10-K.

Results of Operations:

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Three Months Ended
	September 30,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenue:
Service revenue	$22,603	$22,666	$(63)	(0.3)%
Rental revenue	2,183	1,130	1,053	93.2%
Total revenue	24,786	23,796	990	4.2%
Costs and expenses:
Direct operating expenses	20,647	19,022	1,625	8.5%
General and administrative expenses	4,894	4,084	810	19.8%
Depreciation and amortization	5,602	6,821	(1,219)	(17.9)%
Total costs and expenses	31,143	29,927	1,216	4.1%
Operating loss	(6,357)	(6,131)	226	(3.7)%
Interest expense, net	(645)	(1,014)	(369)	(36.4)%
Other income	28	20	8	40.0%
Reorganization items, net	(196)	—	(196)	N/A
Loss before income taxes	(7,170)	(7,125)	45	(0.6)%
Net loss	$(7,170)	$(7,125)	$45	(0.6)%

Service Revenue

Service revenue consists of fees charged to customers for water transport services, disposal services and other services associated with the drilling, completion, and ongoing production of shale oil and natural gas.

On a consolidated basis, service revenue for the three months ended September 30, 2021 was $22.6 million, down $0.1 million, or 0.3%, from $22.7 million in the prior year period. The decrease in service revenue is primarily due to increases in water transport services in the Rocky Mountain and Southern divisions, offset by a decrease in water transport services in the Northeast division and a decrease in disposal services in the Southern division. As the primary causes of the fluctuations in water transport services and decreases in disposal services are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue consists of fees charged to customers for use of equipment owned by us, as well as other fees charged to customers for items such as delivery and pickup of equipment. Our rental business is primarily located in the Rocky Mountain division, however, we do have some rental equipment available in both the Northeast and Southern divisions.

Rental revenue for the three months ended September 30, 2021 was $2.2 million, up $1.1 million, or 93.2%, from $1.1 million in the prior year period due to an increase in drilling and completion activity, which resulted in higher utilization and pricing of rental equipment in the Rocky Mountain division.

Direct Operating Expenses

The primary components of direct operating expenses are compensation, third-party hauling, fuel and repairs and maintenance costs.

Direct operating expenses for the three months ended September 30, 2021 increased $1.6 million to $20.6 million from $19.0 million in the prior year period. The increase is primarily attributable to higher costs in water transport services and disposal services, coupled with an increase in third-party hauling costs and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $4.9 million, up $0.8 million, or 19.8%, from $4.1 million in the three months ended September 30, 2020 due primarily to an increase in compensation costs resulting from an increase in stock based compensation. There were partial wage increases that took effect in March 2021 for employees whose wages had been reduced in prior periods. Included in these expenses for the three months ended September 30, 2021 is approximately $0.8 million of transition costs, which included but were not limited to severance and stock based compensation for executives.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2021 was $5.6 million, down 17.9% as compared to $6.8 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to the sale of under-utilized or non-core assets as well as an aging asset base that is becoming fully depreciated which is partially offset by asset additions.

Impairment of Long-lived Asset

There were no impairment charges recorded during the three months ended September 30, 2021 and September 30, 2020.

Interest Expense, net

Interest expense, net during the three months ended September 30, 2021 was $0.6 million compared to $1.0 million in the prior year period. The decrease is primarily due to the retirement of the First Lien Credit Agreement and Second Lien Term Loan Agreement (as defined below) and the lower overall effective interest rates on our outstanding debt.

Other Income, net

During the three months ended September 30, 2021, we had other income, net of $28.0 thousand compared to $20.0 thousand in the prior year period. There was no change in fair value of the derivative warrant liability during the three months ended September 30, 2021 and September 30, 2020.

Income Taxes

No income tax expense or benefit was recorded for the three months ended September 30, 2021 or September 30, 2020. The primary item impacting income taxes for the three months ended September 30, 2021 and September 30, 2020 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Three Months Ended September 30, 2021 and 2020

The following table shows operating results for each of our segments for the three months ended September 30, 2021 and 2020:

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Three months ended September 30, 2021
Revenue	$13,923	$6,253	$4,610	$—	$24,786
Direct operating expenses	10,518	6,457	3,647	25	20,647
Operating income (loss)	299	(2,824)	(388)	(3,444)	(6,357)

Three months ended September 30, 2020
Revenue	$11,308	$8,540	$3,948	$—	$23,796
Direct operating expenses	9,700	6,405	2,917	—	19,022
Operating loss	(2,038)	(839)	(649)	(2,605)	(6,131)

Change
Revenue	$2,615	$(2,287)	$662	$—	$990
Direct operating expenses	818	52	730	25	1,625
Operating income (loss)	2,337	(1,985)	261	(839)	(226)

Rocky Mountain

The Rocky Mountain division has experienced a recovery in the third quarter of 2021 compared to the third quarter of 2020. The rig count increased to 23 at the end of September 2021 compared to 10 at the end of the same period of 2020. WTI crude oil price per barrel barrel has improved to an average of $70.58 in this period compared to $40.89 in the third quarter of 2020. The Bakken basin is seeing an overall increased level of activity since the depths of the pandemic, which were still driving the business in the third quarter of 2020. As a result, our revenues increased 23%, quarter over quarter to $13.9 million for the period ending September 30, 2021. The trucking business enjoyed slightly in excess of a 10% increase in revenue in the third quarter of 2021. While the average fluid driver count declined almost 37%, our adjusted rates increased enough to offset the decline in driver count. The rental services increased their activity since rental is highly dependent upon drilling activity. We saw both rental equipment and winch truck hauling increase compared to the third quarter in 2020. On the other hand, our Salt Water Disposal business saw an increase in average daily volumes of approximately 20% and pricing improved approximately 10% during this period. Quarter over quarter there were no material changes in the landfill business as both quarters were affected by capacity limitations while we develop the new cell that should be fully operational during the fourth quarter of 2021.

For the Rocky Mountain division, direct operating costs increased by $0.8 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to higher disposal costs, higher third party hauling costs, and higher fuel, maintenance and repair costs.

Northeast

Revenues for the Northeast division decreased by $2.3 million, or 27%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The rig count in the Marcellus/Utica basin increased to 38 during the three months ended September 30, 2021 compared to 32 for the three months ended September 30, 2020, with all of the increase associated with the Utica Basin. Natural gas prices per million Btu, as measured by the Henry Hub Natural Gas Index, increased 103.5% to an average of $4.07 for the three months ended September 30, 2021 from an average of $2.00 for the three months ended September 30, 2020. The trucking business contributed to approximately $1 million of the decline in revenue. This reduction was caused by a decline in the average number of drivers to 94 in 2021 from 123 in 2020, primarily due to the closure of the Wellsboro trucking operation in the northern part of the basin and the challenge in keeping drivers given the alternative opportunities they have available. We experienced a very slight increase in pricing for the period. The remainder of the $2.3 million decline is a function of lower volumes and lower prices for the disposal business. Volumes declined approximately 30% during the period as a result of reuse and some downtime at one of the wells and pricing was down slightly in excess of 10% as a result of ongoing competitive pressures.

For the Northeast division, direct operating costs increased by $0.1 million, or 9%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 due to a combination of higher fleet-related expenses, including fuel costs. Operating loss increased by $2.0 million over the prior year period due primarily to $2.3 million in lower revenue, coupled with facility closures.

Southern

Revenues for the Southern division increased 17%, to $0.6 million, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Rig count increased 31% in the area, to 47 at September 30, 2021, from 36 at September 30, 2020. Natural gas prices per million Btu, as measured by the Henry Hub Natural Gas Index, increased 103.5% to an average of $4.07 for the three months ended September 30, 2021 from an average of $2.00 for the three months ended September 30, 2020. The pipeline volumes and pricing were both marginally lower and revenue for the quarter from the pipeline declined approximately $0.1 million,. The non-pipeline disposal business saw a 35% increase in average daily volumes and pricing for that business increased slightly in excess of 20%, both as a result of the increase in activity. Similarly the trucking revenue increased 20% with an equivalent number of drivers.

For the Southern division, direct operating costs increased by $0.7 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to an increase in fleet-related expenses, including fuel and maintenance and repair costs and compensation costs. Operating loss decreased by $0.3 million as compared to the prior year as the increase in direct operating expenses was offset by a decrease of $0.4 million in depreciation and amortization expense during the current year.

Corporate/Other

The costs associated with the Corporate/Other division are primarily general and administrative costs. The Corporate general and administrative costs for the three months ended September 30, 2021 were $0.8 million higher than those reported for the three months ended September 30, 2020 due to approximately $0.8 million of transition costs, which included but were not limited to severance and stock based compensation for executives.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table sets forth for each of the periods indicated our statements of operations data (dollars in thousands):

	Nine Months Ended
	September 30,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenue:
Service revenue	$68,042	$80,093	$(12,051)	(15.0)%
Rental revenue	5,183	6,111	(928)	(15.2)%
Total revenue	73,225	86,204	(12,979)	(15.1)%
Costs and expenses:
Direct operating expenses	63,065	69,049	(5,984)	(8.7)%
General and administrative expenses	13,265	13,453	(188)	(1.4)%
Depreciation and amortization	17,406	21,966	(4,560)	(20.8)%
Impairment of long-lived assets	—	15,579	(15,579)	(100.0)%
Total costs and expenses	93,736	120,047	(26,311)	(21.9)%
Operating loss	(20,511)	(33,843)	(13,332)	(39.4)%
Interest expense, net	(1,964)	(3,290)	(1,326)	(40.3)%
Other income, net	4,051	200	3,851	1,926%
Reorganization items, net	(206)	—	206	NA
Loss before income taxes	(18,630)	(36,933)	(18,303)	(49.6)%
Income tax expense	—	(15)	(15)	(100.0)%
Net loss	$(18,630)	$(36,948)	$(18,318)	NM

Service Revenue

On a consolidated basis, service revenue for the nine months ended September 30, 2021 was $68.0 million, down $12.1 million, or 15.0%, from $80.1 million in the prior year period. The decline in service revenue is primarily due to decreases in water transport services in the Rocky Mountain and Southern divisions, coupled with a decrease of disposal services in all three divisions that primarily occurred in the three months ended March 31, 2020 as compared to the three months ended March 31, 2021 while the activity in the three months ended September 30, 2021 was relatively flat compared to the three months ended September 30, 2020. As the primary causes of the changes in service revenue are different for all three divisions, see “Segment Operating Results” below for further discussion.

Rental Revenue

Rental revenue for the nine months ended September 30, 2021 was $5.2 million, down $0.9 million as compared to the prior year period due primarily to a decline in drilling and completion activity, which resulted in lower utilization and the return of rental equipment by our customers in all three divisions.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2021 were $63.1 million, down $6.0 million from $69.0 million in the prior year period. The decrease is primarily attributable to lower activity levels in water transport services and disposal services and company-enacted cost cutting measures resulting in a decline in third-party hauling costs, compensation costs, and fleet-related expenses, including fuel and maintenance and repair costs. See “Segment Operating Results” below for further details on each division.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 amounted to $13.3 million, down $0.2 million from $13.5 million in the prior year period. The decrease was primarily due to a decrease in compensation costs resulting from broad employee wage reductions and layoffs and a $0.1 million decrease in stock-based compensation expense partially offset by $0.8 million of transaction fees during 2020 associated with the credit agreements. Included in these expenses for the nine months ended September 30, 2021 is approximately $2.1 million of transition costs, which included but were not limited to severance and stock based compensation for executives.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2021 was $17.4 million, down $4.6 million from $22.0 million in the prior year period. The decrease is primarily attributable to a lower depreciable asset base due to impairment of long-lived assets during 2020, the sale of under-utilized or non-core assets and an aging asset base that is becoming fully depreciated partially offset by asset additions.

Impairment of long-lived assets

There was no impairment charges recorded for the nine months ended September 30, 2021.

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

Interest Expense, net

Interest expense, net during the nine months ended September 30, 2021 was $2.0 million, or $1.3 million lower than the $3.3 million in the prior year period. The decrease is primarily due to continued principal payments on the First and Second Lien Term Loans (as defined below) and lower overall effective interest rates on our outstanding debt.

Other Income, net

Other income, net for the nine months ended September 30, 2021 was $4.1 million compared to $0.2 million in the prior year period. The increase is primarily due to a gain due to the PPP Loan forgiveness granted to the Company in June 2021, and less debt.

Income Taxes

No income tax expense or benefit was recorded for the nine months ended September 30, 2021, as compared to $15.0 thousand income tax expense for the nine months ended September 30, 2020. The primary item impacting income taxes for the nine months ended September 30, 2021 and September 30, 2020 was the valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Condensed Consolidated Financial Statements herein for additional information on income taxes.

Segment Operating Results: Nine Months Ended September 30, 2021 and 2020

The following table shows operating results for each of our segments for the nine months ended September 30, 2021 and 2020:

	Rocky Mountain	Northeast	Southern	Corporate/Other	Total
Nine months ended September 30, 2021
Revenue	$39,527	$21,431	$12,267	$—	$73,225
Direct operating expenses	33,057	20,308	9,700	—	63,065
Impairment of long-lived assets	—	—	—	—	—
Operating loss	(2,903)	(6,819)	(1,667)	(9,122)	(20,511)

Nine months ended September 30, 2020
Revenue	$46,998	$26,496	$12,710	$—	$86,204
Direct operating expenses	39,709	20,369	8,971	—	69,049
Impairment of long-lived assets	12,183	—	3,396	—	15,579
Operating loss	(17,892)	(2,998)	(5,562)	(7,391)	(33,843)

Change
Revenue	$(7,471)	$(5,065)	$(443)	$—	$(12,979)
Direct operating expenses	(6,652)	(61)	729	—	(5,984)
Impairment of long-lived assets	(12,183)	—	(3,396)	—	(15,579)
Operating (loss) income	14,989	(3,821)	3,895	(1,731)	13,332

Rocky Mountain

Revenues for the Rocky Mountain division for the nine months ended September 30, 2021, declined 16%, to $39.5 million, compared to the same period in 2020. The region recognize revenue of $23.4 million in the first three months of 2020, and the first quarter of 2020 was the last pre-pandemic reporting period. For reference, the division generated $12.8 million of revenue in the first quarter of 2021, a time when the pandemic was still dramatically effecting the division. This $10.6 million decline from the first quarter of 2020 to the first quarter of 2021 was larger than the decline when comparing the full nine month periods. The second two quarters of 2020 were most significantly impacted by the pandemic and business started to stabilize late in the third quarter of 2020. Crude oil prices fell to below $20 per barrel in March of 2020, and recovered to a monthly average high of $47 per barrel in December of 2020. The regional rig count dropped to 10 by the end of the second quarter of 2020 and recovered to 23 by the end of the third quarter of 2021. These commodity price and rig count numbers established the foundation for regional activity over the two nine month periods. The same trends affected each of the businesses in the region; a strong first quarter of 2020 followed by the pandemic. Trucking revenue over the nine month period of 2021 declined slightly less than 10%. The significant decline in company drivers was offset by a $2.6 million increase in revenue associated with third party drivers. Pricing over the comparable periods, on average, was almost flat. The division’s rental business revenue for the nine month period of 2021 declined 17% from the same period in 2020. Almost 45% of the rental revenue for the nine month period of 2020 was generated before the pandemic in the first quarter. Comparing the second and third quarters of 2020 and 2021 shows a 14% increase in revenue for the two quarters of 2021, reflecting the slight recovery from the pandemic. Revenue from the saltwater disposal well business was relatively flat over the two periods, with little change to average pricing and volumes for the two periods. The landfill saw a significant decline in revenue between the two comparable periods. The landfill was fully operational in the first four months of 2020 at which time volumes were restricted reflecting the need to build the new cell that has recently been completed.

For the Rocky Mountain division, direct operating costs decreased by $6.7 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due primarily to lower activity levels for water transport services and disposal services resulting in a decline in third-party hauling costs, compensation costs that are also impacted by company cost cutting initiatives, and fleet-related expenses, including fuel and maintenance and repair costs. The average number of drivers during the first nine of 2021 decreased 37% from the prior year period. The Rocky Mountain division had a $2.9 million operating loss during the current year period, as opposed to $17.9 million in operating loss in the prior year period, due primarily to a $12.2 million long-lived asset impairment charge (as previously discussed above in the consolidated results) and lower activity levels for water transport services and disposal services partially offset by a decrease of $6.6 million in direct operating expenses, $1.3 million in general and administrative expenses and $2.3 million in depreciation and amortization expense.

Northeast

Revenues for the Northeast division decreased by $5.1 million, or 19%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Natural gas prices per million Btu, as measured by the Henry Hub Natural Gas Index, increased 93.0%, from an average of $1.87 for the nine months ended September 30, 2020 to an average of $3.61 for the nine months ended September 30, 2021, and the rig count increased 19% from 32 at September 30, 2020 to 38 at September 30, 2021. Despite these positive macroeconomic trends, we continued to face challenges with drivers, leading to trucking contributing to $3.3 million of the decline in revenue. Average driver count decreased from 132 in the nine-month period ending September 30, 2020 to 109 for the same period in 2021. Disposal revenue decreased $1.5 million, driven primarily by average barrel volumes which were lower by 13%, or approximately 1,700 barrels per day versus the prior period. Our customers have continued the industry trend of water reuse and water sharing in 2021. Water reuse inherently reduces trucking activity due to shorter hauling distances as water is being transported between well sites rather than to disposal wells. This also contributed to the decline in the business versus prior periods.

For the Northeast division, direct operating costs decreased by $0.1 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to a combination of lower activity levels for water transport services and disposal services as well as company cost cutting initiatives resulting in a decline in compensation costs and fleet-related expenses, including fuel costs. Operating loss increased by $3.8 million over the prior year period primarily due to a $5.1 million decrease in revenues, partially offset by a $0.4 million decrease in general and administrative expenses due to headcount and compensation reductions and $0.7 million in lower depreciation and amortization expense.

Southern

Revenues for the Southern division remained relatively flat, decreasing by $0.4 million, or 3%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was due primarily to lower disposal well volumes both on the pipeline and for saltwater disposal assets not connected to our pipeline due in part to the winter storm in the first quarter of 2021 resulting in lost revenue days due to power outages and dangerous road conditions.
These revenue declines were partially offset by an increase in trucking revenue and higher prices received in our non-pipeline disposal wells. Volumes received in our disposal wells not connected to our pipeline decreased by an average of 4,600, barrels per day (or 23%) during the current year and volumes received in the disposal wells connected to the pipeline decreased by an average of 12,990, barrels per day (or 36%) during the current year.

In the Southern division, direct operating costs remained flat during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to lower activity levels for disposal services and water transport services. The Southern division had $1.7 million in operating loss during the current year period, as opposed to a $5.6 million loss in the prior year period due primarily to a $3.4 million long-lived asset impairment charge in 2020 (as previously discussed above in the consolidated results).

Corporate/Other

The Corporate general and administrative costs for the nine months ended September 30, 2021 were $1.7 million higher than the nine months ended September 30, 2020 due primarily to approximately $2.1 million of transition costs, which included but were not limited to severance and stock based compensation for executives.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Our sources of cash during the nine months ended September 30, 2021 included cash generated by our operations and asset sales. During the nine months ended September 30, 2021 and September 30, 2020, net cash used in operating activities was $5.1 million and net cash provided by operating activity was $11.9 million, respectively, and net loss was $18.6 million and $36.9 million, respectively. As of September 30, 2021, our total indebtedness was $28.0 million and total liquidity was $8.9 million, consisting of $3.9 million of cash and $5.0 million available under the Operating LOC Loan (as defined below).

On November 16, 2020, the Company entered into a Loan Agreement (the “Master Loan Agreement”) with First International Bank & Trust, a North Dakota banking corporation (“Lender”). Pursuant to the Master Loan Agreement, Lender agreed to extend to the Company: (i) a $13.0 million equipment term loan (the “Equipment Loan”); (ii) a $10.0 million real estate term loan (the “CRE Loan”); (iii) a $5.0 million operating line of credit (the “Operating LOC Loan”); and (iv) a $4.839 million letter of credit facility (the “Letter of Credit Facility”) (the CRE Loan, the Equipment Loan, the Operating LOC Loan and the Letter of Credit Facility, collectively may be referred to as the “Loans”). The Loans were funded and closed on November 20, 2020. The Letter of Credit Facility was amended on January 25, 2021 and August 19, 2021 in order to increase the maximum availability thereunder, to $5.880 million. In connection with the closing of the Loans, the Company repaid all outstanding obligations in full under (a) our First Lien Credit Agreement (the “First Lien Credit Agreement”), by and among the lenders party thereto, ACF FinCo I, LP, as administrative agent, and the Company and (b) our Second Lien Term Loan Agreement (the “Second Lien Term Loan Agreement”) by and among the lenders party thereto, Wilmington Savings Fund Society, FSB, as administrative agent, and the Company, totaling $12.6 million and $8.3 million, respectively.

The Company continues to incur operating losses, and we anticipate losses to continue into the near future. Due to high operating costs and lack of significant additional production by our customers, there is uncertainty around our future cash flows, results of operations and financial condition. In order to mitigate these conditions, the Company implemented various initiatives during 2020 and continuing into 2021 that management believes positively impacted our operations, including personnel and salary reductions, other changes to our operating structure to achieve additional cost reductions, and the sale of certain assets. The Company remains exposed to significant uncertainty regarding its future liquidity position and the availability of alternative sources of liquidity.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Nine Months Ended
	September 30,
Net cash provided by (used in):	2021	2020
Operating activities	$(5,100)	$11,924
Investing activities	407	(1,206)
Financing activities	(3,368)	(2,959)
Net change in cash, cash equivalents and restricted cash	$(8,061)	$7,759

Operating Activities

Net cash used in operating activities was $5.1 million for the nine months ended September 30, 2021. The net loss, after adjustments for non-cash items, used cash of $5.1 million, compared to $1.7 million provided in the corresponding 2020 period. The non-cash items and other adjustments included $17.4 million of depreciation and amortization, and stock-based compensation expense of $1.0 million, partially offset by a gain on PPP Loan forgiveness of $4.0 million and a $1.7 million gain on the sale of assets.

Net cash provided by operating activities was $11.9 million for the nine months ended September 30, 2020. The net loss, after adjustments for non-cash items, provided cash of $1.7 million. Changes in operating assets and liabilities used $10.2 million in cash primarily due to decreases in accounts receivable partially offset by decreases in accounts payable and accrued liabilities. The non-cash items and other adjustments included long-lived asset impairment charges of $15.6 million, $22.0 million of depreciation and amortization, and stock-based compensation expense of $0.9 million, partially offset by a $0.4 million gain on the sale of assets.

Investing Activities

Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2021 and primarily consisted of $2.1 million of purchases of property, plant and equipment partially offset by $2.5 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of the disposition of motor vehicles and under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our fleet upgrades for water transport and disposal services.

Net cash used by investing activities was $1.2 million for the nine months ended September 30, 2020 and primarily consisted of $2.8 million of purchases of property, plant and equipment partially offset by $1.6 million of proceeds from the sale of property, plant and equipment. Asset sales were primarily comprised of the disposition of two properties and under-utilized or non-core assets, while asset purchases included investments in our disposal capacity and our truck fleet for water transport services.

Financing Activities

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2021 and was primarily comprised of $0.4 million of payments on the CRE Loan and $1.4 million of payments on vehicle finance leases and other financing activities.

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2020 and was primarily comprised of proceeds from the PPP Loan of $4.0 million partially offset by $5.5 million of payments on the First Lien Credit Agreement and Second Lien Term Loan Agreement and $1.5 million of payments on finance leases and other financing activities.

Capital Expenditures

Our capital expenditure program is subject to market conditions, including customer activity levels, commodity prices, industry capacity and specific customer needs. Cash required for capital expenditures for the nine months ended September 30, 2021 totaled $2.1 million compared to $2.8 million for the nine months ended September 30, 2020. These capital expenditures were partially offset by proceeds received from the sale of under-utilized or non-core assets of $2.5 million and $1.6 million in the nine months ended September 30, 2021 and 2020, respectively.

A portion of our transportation-related capital requirements are financed through finance leases (see Note 4 in the Notes to the Condensed Consolidated Financial Statements herein for further discussion of finance leases). We had $0 and $0.3 million of equipment additions under finance leases during the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Indebtedness

As of September 30, 2021, we had $28.0 million of indebtedness outstanding, consisting of $11.8 million under the Equipment Loan, $9.5 million under the CRE Loan, $0.1 million under our vehicle term loan, $0.1 million under our equipment finance loan and $6.5 million of finance leases for vehicle financings and real property leases.

The PPP Borrower used the PPP Loan proceeds for designated qualifying expenses over the covered period and applied for forgiveness of the PPP Loan during September 2020 in accordance with the terms of the PPP, which was granted in full in June 2021. See Note 10 in the Notes to the Condensed Consolidated Financial Statements herein for a discussion about our debt arrangements and related terms.

The Loans contain certain affirmative and negative covenants, including a minimum debt service coverage ratio, beginning December 31, 2022, as well as other terms and conditions that are customary for loans of this type. As of September 30, 2021, we were in compliance with all covenants.

Off Balance Sheet Arrangements

As of September 30, 2021, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the nine months ended September 30, 2021 from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See “Legal Matters” in Note 15 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K in addition to the liquidity risk factor below

We may not be able to generate sufficient liquidity to fund our future operating needs and debt service obligations, and we may not be successful in implementing measures to improve our liquidity position

We continue to incur operating losses, and although management has undertaken various initiatives to generate additional liquidity, including reducing operating and administrative costs through employee headcount reductions, closing operating locations that are not profitable, deferring capital expenditures in our continuing business operations, and increasing our prices, we anticipate continuing to incur operating losses into the near future. There can be no assurance that these steps, or any others we might implement, will be sufficient to mitigate the adverse trends we are experiencing in our businesses and the resulting negative impact on our liquidity position.

If we do not generate enough cash flow from operations to satisfy our operating needs and debt service obligations, we may be required to undertake alternative financing plans, such as raising additional capital, incurring additional debt or restructuring our existing debt, or divesting all or a portion of our business or assets. We also may consider other forms of strategic transactions, such as mergers, combinations, joint ventures, asset sales or other forms of strategic transactions involving some or all of our business operations, that have the potential to enhance our prospects and liquidity position. There can be no assurance, however, that we would be able to implement any such alternative financing plans or other strategic transactions on commercially reasonable terms or at all, or that undertaking alternative financing plans or other strategic transactions would provide sufficient liquidity to allow us to meet our debt service obligations and capital expenditure needs or that any such contemplated actions would be permitted under the terms of our existing debt instruments. Any incurrence of additional debt or restructuring of our existing debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business and operations. If we raise additional funds through the issuance of equity or debt securities, our shareholders could experience significant dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to those of our existing common stock. Any divestitures of all or a portion of our business or assets may be on unattractive terms and prices. We also may incur substantial costs in pursuing these alternatives, which could include investment banking and advisory fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses, and other costs. We also may be required to recognize non-cash charges in connection with certain securities we may issue, which may adversely impact our financial condition.

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

Exhibit Number		Description

10.1	*
Second Amendment to Loan Agreement, dated August 19, 2021, between Nuverra Environmental Solutions, Inc. and First International Bank & Trust (incorporated by reference to Exhibit 10.1 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 19, 2021).

10.2	*
Promissory Note (Letter of Credit Loan-Insurance), dated August 19, 2021, by Nuverra Environmental Solutions, Inc. in favor of First International Bank & Trust (incorporated by reference to Exhibit 10.2 to Nuverra’s Current Report on Form 8-K filed with the SEC on August 19, 2021).

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

NUVERRA ENVIRONMENTAL SOLUTIONS, INC.
(Registrant)

Date:	November 15, 2021

/s/ Charles K. Thompson
Name:	Charles K. Thompson
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Bauer
Name:	Eric Bauer
Title:	Executive Vice President and Interim Chief Financial Officer
(Principal Financial Officer)